Form 10-K
period 2003-12-31
ASSURANT INC
filed 2004-03-30
CIK 1267238

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-31978

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Chase Manhattan Plaza, 41st Floor New York, New York (Address of Principal Executive Offices)	10005 (Zip Code)

Registrant’s telephone number, including area code: (212) 859-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The Registrant’s Common Stock began trading on the New York Stock Exchange on February 5, 2004 and was not traded on the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,360 million at March 1, 2004 based on the closing sale price of $25.80 per share for the Common Stock on such date on The New York Stock Exchange.

      The number of shares of the registrant’s Common Stock outstanding at March 1, 2004 was 142,268,106.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

      Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

      If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

PART I

Item 1.	Business

      Assurant, Inc. (Assurant) is a Delaware corporation, formed in connection with the initial public offering of its Common Stock, which began trading on the New York Stock Exchange on February 5, 2004. Prior to that initial trading date, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was executed in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc.

      Prior to the offering 100% of the outstanding common stock of Fortis, Inc. was owned indirectly by Fortis N.V., a public company with limited liability incorporated as naamloze vennootschap under Dutch law, and Fortis SA/ NV, a public company with limited liability incorporated as société anonyme/naamloze vennootschap under Belgian law. Following the offering, Fortis N.V. and Fortis SA/ NV, through a wholly owned subsidiary Fortis Insurance N.V., now own approximately 35% of the outstanding common stock of Assurant.

      In this report, references to the “Company,” “Assurant,” “we,” “us” or “our” refer to (1) Fortis, Inc. and its subsidiaries, and (2) Assurant, Inc. and its subsidiaries after the consummation of the merger described above. References to “Fortis” refer collectively to Fortis N.V. and Fortis SA/ NV. References to our “separation” from Fortis refer to the fact that Fortis reduced its ownership of our common stock in connection with the offering.

Overview

      We pursue a differentiated strategy of building leading positions in specialized market segments for insurance products and related services in North America and selected other markets. We provide creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit insurance, warranties and extended service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

      The markets we target are generally complex, have a relatively limited number of competitors and, we believe, offer attractive profit opportunities. In these markets, we leverage the experience of our management team and apply our expertise in risk management, underwriting and business-to-business management, as well as our technological capabilities in complex administration and systems. Through these activities, we seek to generate above-average returns by building on specialized market knowledge, well-established distribution relationships and economies of scale.

      As a result of our strategy, we are a leader in many of our chosen markets and products. In our Assurant Solutions business, we have leadership positions or are aligned with clients who are leaders in creditor-placed homeowners insurance based on servicing volume, manufactured housing homeowners insurance based on number of homes built and debt protection administration based on credit card balances outstanding. In our Assurant Employee Benefits business, we are a leading writer of group dental plans sponsored by employers based on the number of subscribers and based on the number of master contracts in force. A master contract refers to a single contract issued to an employer that provides coverage on a group basis; group members receive certificates, which summarize benefits provided and serve as evidence of membership. In our Assurant PreNeed business, we are the largest writer of pre-funded funeral insurance measured by face amount of new policies sold. We believe that our leadership positions give us a sustainable competitive advantage in our chosen markets.

      We currently have four decentralized operating business segments to ensure focus on critical activities close to our target markets and customers, while simultaneously providing centralized support in key functions. Each operating business segment has its own experienced management team with the autonomy to make decisions on key operating matters. These managers are eligible to receive incentive-based compensation based in part on operating business segment performance and in part on company-wide performance, thereby encouraging strong business performance and cooperation across all our businesses. At the operating business segment level, we stress disciplined underwriting, careful analysis and constant improvement and product redesign. At the corporate level, we provide support services, including investment, asset/liability matching and capital management, leadership development, information technology support and other administrative and finance functions, enabling the operating business segments to focus on their target markets and distribution relationships while enjoying the economies of scale realized by operating these businesses together. Also, our overall strategy and financial objectives are set and continuously monitored at the corporate level to ensure that our capital resources are being properly allocated.

      We organize and manage our specialized businesses through four operating business segments:

Operating Business			For the Year Ended
Segment	Principal Products and Services	Principal Distribution Channels	December 31, 2003

Assurant Solutions			• Total revenues: $2,678 million
Specialty Property	• Creditor-placed homeowners insurance (including tracking services)	• Mortgage lenders and servicers	• Segment income before income tax: $189 million
	• Manufactured housing homeowners insurance	• Manufactured housing lenders, dealers and vertically integrated builders
Consumer Protection	• Debt protection administration • Credit insurance • Warranties and extended service contracts	• Financial institutions (including credit card issuers) and retailers • Consumer electronics and appliance retailers • Vehicle dealerships
— Appliances — Automobiles and recreational vehicles — Consumer electronics — Wireless devices
Assurant Health			• Total revenues: $2,091 million
Individual Health	• Preferred Provider Organizations (PPO) • Short-term medical insurance • Student medical insurance	• Independent agents • National accounts • Internet	• Segment income before income tax: $185 million
Small Employer Group Health	• PPO	• Independent agents
Assurant Employee Benefits	• Group dental insurance — Employer-paid — Employee-paid	• Employee benefit advisors	• Total revenues: $1,450 million • Segment income before income tax: $96 million
• Brokers
	• Group disability insurance	• DRMS(1)
• Group term life insurance
Assurant PreNeed	• Pre-funded funeral insurance	• Service Corporation International (SCI)	• Total revenues: $722 million
		• Independent funeral homes	• Segment income before income tax: $55 million

(1)	DRMS refers to Disability Reinsurance Management Services, Inc., one of our wholly owned subsidiaries that provides a turnkey facility to other insurers to write principally group disability insurance.

      We also have a Corporate and Other segment, which includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and interest income from excess surplus of insurance subsidiaries not allocated to other segments. The Corporate and Other segment includes the results of operations of Fortis Financial Group (FFG) from January 1, 2001 to March 31, 2001 (the period prior to its disposition). The Corporate and Other segment also includes the amortization of deferred gains associated with the portions of the sales of FFG and Long Term Care (LTC), a business sold on March 1, 2000, through reinsurance agreements as described elsewhere in this document. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Corporate and Other.”

      For the year ended December 31, 2003, we generated total revenues of $7,066 million and net income of $186 million. For the year ended December 31, 2002, we generated total revenues of $6,532 million, net income before cumulative effect of change in accounting principle of $260 million and net loss of $1,001 million (after giving effect to a cumulative change in accounting principle of $1,261 million). As of December 31, 2003, we had total assets of approximately $23,728 million, including separate accounts. Our A.M. Best financial strength ratings are either A (“Excellent”) or A-(“Excellent”) for all of our domestic operating insurance subsidiaries. A rating of “A” is the second highest of ten ratings categories and the highest within the category based on modifiers (i.e., A and A- are “Excellent”) and a rating of “A-” is the second highest of ten ratings categories and the lowest within the category based on modifiers. We view the A.M. Best ratings as most relevant for the purpose of managing our businesses because these ratings relate to capital management at our insurance subsidiaries. These ratings reflect A.M. Best’s opinions of our ability to pay policyholder claims, are not applicable to our common stock or debt securities and are not a recommendation to buy, sell or hold any security, including our common stock.

Operating Business Segments

      Our business segments and the related net earned premiums and other considerations and fees and other income and segment income before income tax generated by those segments are as follows for the periods indicated:

Net Earned Premiums and Other Considerations and

Fees and Other Income by Business Segment

	For the Year Ended		For the Year Ended
	December 31, 2003		December 31, 2002

		Percentage		Percentage
	$(In millions)	of Total	$(In millions)	of Total

Assurant Solutions:
Specialty Property	$765	12%	$583	10%
Consumer Protection	1,726	27	1,613	27

Total Assurant Solutions	2,491	39	2,196	37
Assurant Health:
Individual	1,060	17	894	15
Small Employer Group	982	15	963	16

Total Assurant Health	2,042	32	1,857	31
Assurant Employee Benefits	1,310	21	1,307	22
Assurant PreNeed	534	8	543	9
Corporate and Other	11	0	25	1

Total Business Segments	$6,388	100%	$5,928	100%

Segment Income (Loss) Before Income Tax by Business Segment

	For the Year Ended		For the Year Ended
	December 31, 2003		December 31, 2002

		Percentage		Percentage
	$(In millions)	of Total	$(In millions)	of Total

Assurant Solutions	$189	73%	$197	53%
Assurant Health	185	71	143	39
Assurant Employee Benefits	96	37	88	24
Assurant PreNeed	55	21	77	21
Corporate and Other	(266)	(102)	(135)	(37)

Total Business Segments	$259	100%	$370	100%

Assurant Solutions

      Assurant Solutions, which we began operating with the acquisition of American Security Group in 1980, has leadership positions or is aligned with clients who are leaders in creditor-placed homeowners insurance and related mortgage tracking services based on servicing volume, manufactured housing homeowners insurance based on number of homes built and debt protection administration based on credit card balances outstanding. We develop, underwrite and market our specialty insurance products and services through collaborative relationships with our clients (financial institutions, retailers, manufactured housing and automobile dealers, utilities and other entities) to their customers. We serve our clients throughout North America, the Caribbean and selected countries in South America and Europe.

      Our principal business lines within our Assurant Solutions segment have experienced growth in varying degrees. Growth in premiums in the homeowners market has been driven by increased home purchase activity due to the low interest rate environment, appreciation in home values, an increasing percentage of the population purchasing homes and mortgage industry consolidation. The manufactured housing market has been more challenging because of a more restrictive lending environment with fewer lenders extending credit and increasingly strict underwriting standards being applied since the late 1990’s. Finally, the domestic consumer credit insurance market has been contracting due to an adverse regulatory environment; however, this decline has been offset somewhat by accelerating growth in the debt protection market. This adverse regulatory environment has included, in the last few years, many state regulatory interpretations that impose rigorous agent licensing requirements for employees of lenders who offer credit insurance products as well as federal legislation which dissuades, and various state laws that either dissuade or prohibit, financial institutions from financing single premium credit or other credit insurance on consumer or home loans secured by real estate.

      In Assurant Solutions, we provide specialty property and consumer protection products and services. In our specialty property solutions division, our strategy is to further develop our creditor-placed homeowners and manufactured housing homeowners insurance products and related services in order to maintain our leadership position or relationships with clients who are leaders and to gain market share in the mortgage and manufactured housing industries, as well as to develop our renters’ insurance product line. Renters’ insurance generally provides coverage for the contents of a renter’s home or apartment and for liability. In our consumer protection solutions division, we intend to continue to focus on being a low-cost provider of debt protection administration services, to leverage our administrative infrastructure with our large customer base clients and to manage the switch from credit insurance programs to debt protection programs in the United States.

      The following table provides net earned premiums and other considerations and fees and other income for Assurant Solutions for the periods indicated:

	For the Year Ended
	December 31,

	2003	2002	2001

	(In millions)
Net earned premiums and other considerations:
Specialty Property	$733	$552	$452
Consumer Protection	1,629	1,525	1,454

Total	2,362	2,077	1,906
Fees and other income	129	119	98

Total	$2,491	$2,196	$2,004

Products and Services

      Specialty Property Solutions. We underwrite a variety of creditor-placed and voluntary homeowners insurance as well as property coverages on manufactured housing, specialty automobiles, including antique automobiles, recreational vehicles, including motorcycles and watercraft, and leased and financed equipment. We also offer complementary programs such as flood insurance, renters’ insurance and various other property coverages. We are a leading provider of creditor-placed and other collateral protection insurance programs based on number of homes built. These other collateral protection insurance programs may include those that protect a lender’s interest in homes, manufactured homes and automobiles. We also offer administration services for some of the largest mortgage lenders and servicers, manufactured housing lenders, dealers and vertically integrated builders and equipment leasing institutions in the United States. Many of our products and services are sold in conjunction with the sale or lease of the underlying property, vehicle or equipment by our clients. Our market strategy is to establish relationships with institutions who are leaders in their chosen markets and therefore can effectively and efficiently distribute our products and services to large customer bases.

      The homeowners insurance product line is our largest line in the specialty property solutions division and accounted for approximately 13.9% of Assurant Solutions’ net earned premiums for the year ended December 31, 2003. The primary program within this line is our creditor-placed homeowners insurance. Creditor-placed homeowners insurance generally consists of fire and dwelling insurance that we provide to ensure collateral protection to a mortgage lender in the event that a homeowner fails to purchase or renew homeowners insurance on a mortgaged dwelling. In our typical arrangements with our mortgage lender and servicer clients, we agree that we will monitor the client’s mortgage loan portfolio over time to verify the existence of homeowners insurance protecting the lender’s interest in the underlying properties. We have developed a proprietary insurance tracking and administration process to verify the existence of insurance on a mortgaged property. In situations where such mortgaged property does not have appropriate insurance and after notification to the mortgageholder of the failure to have such insurance, we issue creditor-placed insurance policies to ensure the mortgaged property is protected.

      We also provide fee-based services to our mortgage lender and servicer clients in the creditor-placed homeowners insurance administration area, which services are complementary to our insurance products. Our ability to offer these services is a critical factor in establishing relationships with our clients. The vast majority of our mortgage lender and servicer clients outsource their insurance processing to us. These fee-based services include receipt of the insurance-related mail, matching of insurance information to specific loans, payment of insurance premiums on escrowed accounts, insurance-related customer service, loss draft administration and other related services. Loss drafts refers to the payment of insurance proceeds for a claim resulting from a loss to insured mortgage property.

      The second largest specialty property line in the specialty property solutions division is homeowners insurance for owners of manufactured homes, which accounted for approximately 9.3% of Assurant Solutions’

net earned premiums for the year ended December 31, 2003. We primarily distribute our manufactured housing insurance programs utilizing three marketing channels. Our primary channel is the nation’s leading manufactured housing retailers based on number of homes built. Through our proprietary premium rating technology, which is integrated with our clients’ sales process, we are able to offer our property coverages at the time the home is being sold, thus enhancing our ability to penetrate the new home point-of-sale market place. We also offer our programs to independent specialty agents who distribute our products to individuals subsequent to new home purchases. Finally, we perform the collateral tracking, homeowners insurance placement and administration services for these leading manufactured housing lending organizations. Through these collaborative relationships, we place our homeowners coverage on the manufactured home in the event that the homeowner fails to obtain or renew homeowners coverage on the home. In a typical arrangement with a manufactured housing lending organization, we agree to monitor the organization’s portfolio of loans over time to verify the existence of homeowners insurance protecting the organization’s interest in the underlying manufactured homes.

      We also provide voluntary homeowners insurance and voluntary manufactured housing homeowners insurance, which generally provide comprehensive coverage for the structure, contents and liability, as well as coverage for floods.

      Consumer Protection Solutions. We offer a broad array of credit insurance programs, debt protection services and product warranties and extended service contracts, all of which are consumer-related, both domestically and in selected international markets. Consumer protection products and services accounted for approximately 69.0% of Assurant Solutions’ net earned premiums for the year ended December 31, 2003. Credit insurance and debt protection programs generally offer a consumer a convenient option to protect a credit card or installment loan in the event of a disability, unemployment or death so that the amount of coverage purchased equals the amount of outstanding debt. Under the credit insurance program, the loan or credit card balance is paid off in the case of death and, in the case of unemployment or disability, payments are made on a loan until the covered holder is employed again or medically able to return to work. Under the terms and conditions of a debt protection agreement, the monthly interest due from a customer may be waived or the monthly payments may be paid for a covered life event, such as disability, unemployment or family leave. Most often in the case of the death of a covered account holder, the debt is extinguished under the debt protection program. Coverage is generally available to all consumers without the underwriting restrictions that apply to term life insurance. Term life insurance is life insurance written for a specified period and under which no cash value is generally available on surrender, such as medical examinations and medical history reports. We are the exclusive provider of debt protection administration services and credit insurance for four of the six largest general purpose credit card issuers in the United States based on credit card balances outstanding.

      Almost all of the largest credit card issuing institutions in the United States have switched from offering credit insurance to their credit card customers to offering their own banking-approved debt protection programs. Assurant Solutions has been able to maintain all of its major credit card clients as they switched from our credit insurance programs to their debt protection programs. We earn fee income rather than net earned premiums from our debt protection administration services. In addition, margins are lower in debt protection administration than in traditional credit insurance programs. However, because debt protection is not an insurance product, certain costs, such as regulatory costs and costs of capital, are expected to be eliminated as the transition from credit insurance to debt protection administration services continues. The fees from debt protection administration do not fully compensate for the decrease in credit insurance premiums. In addition, we continue to provide credit insurance programs for many leading retailers, consumer finance companies and other institutions who are involved in consumer lending transactions. For the year ended December 31, 2003 compared to the year ended December 31, 2002, our net earned premiums in the U.S. credit insurance business decreased by approximately $178 million while debt protection fee income increased by $21 million. However, the decrease in credit insurance net earned premiums is not analogous to the increase in debt protection fee income because in the credit insurance business we bear insurance risk and pay claims, whereas in the debt protection business we bear no insurance risk and we collect fees for the administrative services we render.

      We also underwrite, and provide administration services on, warranties and extended service contracts on appliances, consumer electronics, including personal computers, cellular phones and other wireless devices, and vehicles, including automobiles, recreational vehicles and boats. Our strategy is to provide our clients with all aspects of the warranty or extended service contract, including: program design, marketing strategy, technologically advanced administration, claims handling and customer service. We believe that we maintain a differentiated position in the marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

      On September 26, 2003, Assurant Solutions entered into an agreement with General Electric to become the obligor and insurer of all extended service contracts issued directly by entities of GE Consumer Products and their clients. In addition, Assurant Solutions has become the administrator of service contracts covering personal computer products as well as a variety of lawn and garden products.

Marketing and Distribution

      Assurant Solutions markets its insurance programs and administration services directly to large financial institutions, mortgage lenders and servicers, credit card issuers, finance companies, automobile retailers, consumer electronics retailers, manufactured housing lenders, dealers and vertically integrated builders and other institutions.

      Assurant Solutions enters into exclusive and other distribution agreements, typically with terms of one to five years, and develops interdependent systems with its clients that permit Assurant Solutions’ information systems to interface with its clients’ systems in order to exchange information in a seamless and integrated manner. Through its long-standing relationships, Assurant Solutions has access to numerous potential policyholders and, in collaboration with its clients can tailor its products to suit various market segments. Assurant Solutions maintains a dedicated sales force that establishes and maintains relationships with its clients. Assurant Solutions has a multiple step business development process that is employed by its direct sales force. This multiple step business development process is a sales methodology for contacting, negotiating and consummating business relationships with new clients and enhancing business relationships with existing clients. Assurant Solutions maintains a specialized consumer acquisition marketing services group that manages its direct marketing efforts on behalf of its clients.

      In the United States, we have strong distribution relationships with six out of the ten largest mortgage lenders and servicers based on servicing volume, four out of the seven largest manufactured housing builders based on number of homes built, four out of the six largest general purpose credit card issuers based on credit card balances outstanding and five out of the ten largest consumer electronics and appliances retailers based on combined product sales, with an average relationship of at least 10 years.

Underwriting and Risk Management

      We, along with Assurant Solutions’ predecessors, have over 50 years of experience in providing specialty insurance programs and therefore maintain extensive proprietary actuarial databases and catastrophe models. We believe these databases and catastrophe models enable us to better identify and quantify the expected loss experience of particular products and are employed in the design of our products and the establishment of rates.

      We have a disciplined approach to the management of our property product lines. We monitor pricing adequacy on a product by region, state, risk and producer. Subject to regulatory considerations, we seek to make timely commission, premium and coverage modifications where we determine them to be appropriate. In addition, we maintain a segregated risk management area for property exposures whose emphasis includes catastrophic exposure management, reinsurance purchasing and analytical review of profitability based on various catastrophe models. We do not underwrite in our creditor-placed homeowners insurance line, as our contracts with our clients require that we automatically issue these policies, after notice, when a policyholder’s homeowners policy lapses or is terminated.

      A distinct characteristic of our credit insurance programs is that the majority of these products have relatively low exposures. This is because policy size is equal to the size of the installment loan or credit card balance. Thus, loss severity for most of this business is low relative to other insurance companies writing more traditional lines of insurance. For those product lines where there is exposure to catastrophes (for example, our homeowners policies), we monitor and manage our aggregate risk exposure by geographic area and have entered into reinsurance treaties to manage our exposure to these types of events.

      Also, a significant portion of Assurant Solutions’ consumer protection solutions contracts are written on a retrospective commission basis, which permits Assurant Solutions to adjust commissions based on claims experience. Under this contingent commission arrangement, as permitted, compensation to the financial institutions and other clients is predicated upon the actual losses incurred compared to premiums earned after a specific net allowance to Assurant Solutions, which we believe aligns our clients’ interests with ours and helps us to better manage risk exposure.

      In Assurant Solutions, our claims processing is automated and combines the efficiency of centralized claims handling, customer service centers and the flexibility of field representatives. This flexibility adds savings and efficiencies to the claims-handling process. Our claims department also provides automated feedback to help with risk assessment and pricing. In our specialty property solutions division, we complement our automated claims processing with field representatives who manage the claims process on the ground where and when needed.

Assurant Health

      Assurant Health, which we began operating with the acquisition of Time Holdings, Inc. (now Fortis Insurance Company) in 1978, is a writer of individual and short-term major medical health insurance. We also provide small employer group health insurance to employer groups primarily of two to fifty employees in size, and health insurance plans to full-time college students. We serve approximately 1.1 million people throughout the United States. We were one of the first companies to offer a Medical Savings Account (MSA) feature as part of our individual health products and we continue to be a provider of MSA-linked individual health policies. MSAs are tax-sheltered savings accounts earmarked for medical expenses and are established in conjunction with one of our PPO or indemnity products.

      We expect growth in the health insurance market to be driven by inflation and increases in the cost of providing medical care as well as growth in demand for individual and small group medical products. We generally expect medical cost inflation to be a principal driver of growth in this market; however, reduced funding of health insurance by employers and the increasing attractiveness and flexibility of MSAs could create opportunities for the individual medical insurance market to expand. We believe that the number of persons covered by individually purchased health insurance as well as the number of small employer groups in the United States will increase primarily as a result of the recently passed Medicare Prescription & Modernization Act, which includes a provision for Health Savings Accounts (HSAs) that we believe will increase health insurance options available to consumers and make health insurance more affordable.

      In Assurant Health, we intend to continue to concentrate on developing our product capabilities in the individual health insurance market. From 2000 through 2003, we have increased the relative percentage of individual health insurance products to our total health insurance products from approximately 30% of premium dollars to approximately 50% of premium dollars. We have pursued a variety of distribution relationships focused on the individual health insurance market. We seek to maintain the lowest combined ratio of any of our major competitors serving the health care financing needs of individuals, families and small employer groups. We have made progress in achieving this goal and believe we currently have one of the lowest combined ratios in our industry based on the reported results of publicly-traded managed care and health insurance companies as of December 31, 2003.

      The following table provides net earned premiums and other considerations, fees and other income and other operating data for Assurant Health for the periods and as of the dates indicated:

	For the Year Ended
	December 31,

	2003	2002	2001

	(In millions except

	membership data)
Net earned premiums and other considerations:
Individual	$1,036	$880	$738
Small employer group	973	954	1,100

Total	2,009	1,834	1,838
Fees and other income	33	23	14

Total	$2,042	$1,857	$1,852

Operating statistics:
Loss ratio(1)	65.6%	66.6%	71.1%
Expense ratio(2)	28.9%	29.4%	26.8%
Combined ratio(3)	93.3%	95.2%	97.3%
Membership by product line (in thousands):
Individual	761	670	600
Small employer group	376	355	420

Total membership	1,137	1,025	1,020

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Products and Services

      Individual Health Insurance Products. Assurant Health’s individual health insurance products are sold to individuals, primarily between the ages of 18 and 64 years, and their families who do not have employer-sponsored coverage. Due to increasingly stringent federal and state restrictions relating to insurance policies sold directly to individuals, we emphasize the sale of individual products through associations and trusts that act as the master policyholder for such products. Our association and trust products offer greater flexibility in pricing, underwriting and product design compared to products sold directly to individuals on a true individual policy basis.

      Substantially all of the individual health insurance products we sell are PPO plans, which offer the member the ability to select any health care provider, with benefits reimbursed at a higher level when care is received from a participating network provider. Coverage is typically subject to co-payments or deductibles and coinsurance, with member cost sharing for covered services limited by lifetime policy maximums of $2 million or $3 million, with options to purchase between $6 million and $8 million. Product features often included in these plans are inpatient pre-certification and benefits for preventative services. These products are individually underwritten taking into account the member’s medical history and other factors, and consist primarily of major medical insurance that renews on an annual basis. The remaining products we sell are indemnity, or fee-for-service, plans. Indemnity plans offer the member the ability to select any health care provider for covered services.

      At December 31, 2003 and 2002, we had total in force medical certificates of 304,400 and 264,100, respectively, covering approximately 613,000 and 520,000 individuals, respectively. Approximately 15% and 14% of the individual health insurance products we sold in 2003 and 2002, respectively, included an MSA.

      Assurant Health markets additional products to the individual market: short-term medical insurance and student health coverage plans. The short-term medical insurance product is designed for individuals who are between jobs or seeking interim coverage before their major medical coverage becomes effective. Short-term medical insurance products are generally sold to individuals with gaps in coverage for six months or less. Student health coverage plans are medical insurance plans sold to full-time college students who are not covered by their parents’ health insurance, are no longer eligible for dependant coverage or are seeking a more comprehensive alternative to a college-sponsored plan.

      Small Employer Health Insurance Products. Our small employer market primarily includes companies with two to fifty employees, although larger employer coverage is available. Our average group size, as of December 31, 2003, was approximately 5 employees. In the case of our small employer group medical insurance, we underwrite the entire group and examine the medical risk factors of the individuals in the group for forecasting and reserving purposes.

      Substantially all of the small employer health insurance products that we sold in 2002 and 2003 were PPO products. At December 31, 2003 and 2002, we had total in force medical certificates of 205,300 and 196,500, respectively, covering approximately 376,000 and 355,000 individuals, respectively. The number of small employer groups as of December 31, 2003 and 2002 were approximately 37,700 and 37,400, respectively.

      We recently introduced Health Reimbursement Accounts (HRAs), which are employer-funded accounts provided to employees for reimbursement of qualifying medical expenses. We also offer certain ancillary products to meet the demands of small employers for life insurance, short-term disability insurance and dental insurance. In addition, beginning in January 2004, we began offering HSA products to individuals and small employer groups.

Marketing and Distribution

      Our health insurance products are principally marketed to an extensive network of independent agents by Assurant Health distributors. Approximately 150,000 agents had access to Assurant Health products during the 2003 calendar year. We also market our products to individuals through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. In addition, we market our products through NorthStar Marketing, a wholly owned affiliate that proactively seeks business directly from independent agents. Since 2000, Assurant Health has had an exclusive national marketing agreement with Insurance Placement Service, Inc. (IPSI), a wholly-owned subsidiary of State Farm Mutual Automobile Insurance Company (State Farm), pursuant to which IPSI captive agents market Assurant Health’s individual health products. Captive agents are representatives of a single insurer or group of insurers who are obligated to submit business only to that insurer, or at a minimum, give that insurer first refusal rights on a sale. The term of this agreement with IPSI will expire in July 2004, but may be extended if agreed to by both parties. In addition, Assurant Health has exclusive distribution relationships with United Services Automobile Association (USAA) and Mutual of Omaha to market Assurant Health’s individual health products. The agreement that provides for our arrangement with USAA terminates in July 2005, but may be extended for a one-year period if agreed to by both parties. The agreement that provides for our arrangement with Mutual of Omaha terminates in February 2007 but may be extended if agreed to by both parties. All of these arrangements have four-year terms from their commencement dates and are generally terminable upon our bankruptcy or similar proceeding or a breach of a material provision by us. Additionally, some of these arrangements permit termination after a specified notice period. We also have a solid relationship with Health Advocates Alliance, the association through which we provide many of our individual health insurance products through Assurant Health’s agreement with Health Advocates Alliance’s administrator National Administration Company, Inc. The term of this agreement with National Administration Company will expire in September 2006, but will be automatically extended for an additional two-year term unless prior notice of a party’s intent to terminate is given to the other party. Assurant Health also has had a long-term relationship with Rogers Benefit Group, a national marketing organization with 70 offices. Short-term medical insurance and student health coverage plans are also sold through the Internet by Assurant Health and numerous direct writing agents.

Underwriting and Risk Management

      Assurant Health’s underwriting and risk management capabilities include pricing discipline, policy underwriting, renewal optimization, development and retention of provider networks and claims processing.

      In establishing premium rates for our health care plans, we use underwriting criteria based upon our accumulated actuarial data, with adjustments for factors such as claims experience and member demographics to evaluate anticipated health care costs. Our pricing considers the expected frequency and severity of claims and the costs of providing the necessary coverage, including the cost of administering policy benefits, sales and other administrative costs. State rate regulation significantly affects pricing. Our health insurance operations are subject to a variety of legislative and regulatory requirements and restrictions covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving a health insurer’s proposed rates. In addition, HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups and limits exclusions based on existing conditions.

      In our individual health insurance business, we medically underwrite our applicants and have implemented programs to improve our underwriting process. These include our tele-underwriting program, which enables individual insurance applicants to be interviewed over the telephone by trained underwriters. Gathering information directly from prospective clients over the telephone greatly reduces the need for costly and time-consuming medical exams and physician reports. We believe this approach leads to lower costs, improved productivity, faster application processing times and improved underwriting information. Our individual underwriting considers not only an applicant’s medical history, but also lifestyle factors such as avocations and alcohol and drug and tobacco use. Our individual health insurance products generally permit us to rescind coverage if an insured has falsified his or her application.

      In our small employer group health insurance business, we underwrite the group on the basis of demographic factors such as age, gender, occupation and geographic location and concentration of the group. In addition, we examine individual-level medical risk factors for forecasting and reserving purposes.

      Assurant Health offers a broad choice of PPO network options in each of its markets and enrolls members in the network that Assurant Health believes reduces our price paid for health care services while providing high quality care. Assurant Health enrolls indemnity customers in selected PPO networks to obtain discounts on provider services that would otherwise not be available. In situations where a customer does not obtain services from a contracted provider, Assurant Health applies various usual and customary fees, which limit the amount paid to providers within specific geographic areas.

      Provider network contracts are a critical dimension in controlling medical costs since there is often a significant difference between a network negotiated rate and the non-discounted rate. To this end, we retain provider networks through a variety of relationships, which include leased networks that contract directly with individual health care providers, proprietary contracts and Private Health Care Systems, Inc. (PHCS). PHCS is a national private company that maintains a provider network, which consisted of approximately 3,700 hospitals and approximately 400,000 physicians as of December 31, 2003. Assurant Health was a co-founder of PHCS, and as of December 31, 2003 we owned approximately 25% of the company. PHCS has a staff solely dedicated to provider relations.

      We seek to manage claim costs in our PPO plans by selecting provider networks that have negotiated favorable arrangements with physicians, hospitals and other health care professionals and requiring participation in our various medical management programs. In addition, we manage costs through extensive underwriting, pricing and product design decisions intended to influence the behavior of our insureds. We provide case management programs and have doctors, nurses and pharmacists on staff who endeavor to manage risks related to medical claims and prescription costs.

      We utilize a broad range of focused traditional cost containment and care management processes across our various product lines to manage risk and to lower costs. These include case management, disease management and pharmacy benefits management programs. Our case management philosophy is built on helping our insureds confront a complex care system to find the appropriate care in a timely and cost effective manner. We believe this approach builds positive relationships with our providers and insureds and helps us achieve cost savings.

      Effective July 1, 2003, Assurant Health transitioned its pharmacy benefits management function to Medco Health Solutions, formerly known as Merck-Medco. Medco Health Solutions has established itself as a leader in its industry with more than 57,000 participating pharmacies nationwide. Through Medco Health Solutions’ advanced technology platforms, Assurant Health is able to access information about customer utilization patterns on a more timely basis to improve its risk management capabilities. In addition to the technology-based advantages, Medco Health Solutions allows us to purchase our pharmacy benefits at competitive prices. Our agreement with Medco Health Solutions expires June 30, 2007. Assurant Health also utilizes co-payments and deductibles to reduce prescription drug costs.

      We employ approximately 525 claims employees in locations throughout the United States dedicated to Assurant Health. We have an appeals process pursuant to which policyholders can appeal claims decisions made.

Assurant Employee Benefits

      Assurant Employee Benefits, which we began operating with the acquisition of Mutual Benefit Life Group Division (now Fortis Benefits Insurance Company) in 1991, is a market leader in group dental benefit plans sponsored by employers and funded through payroll deductions based on the number of master contracts in force. We are also a leading provider of disability and term life insurance products and related services to small and medium-sized employers based on number of master contracts in force.

      We focus on employer-sponsored programs for employers with fewer than 1,000 employees. We are willing to write programs for employers with more than 1,000 covered employees when they meet our risk profile. At December 31, 2003, substantially all of our coverages in force and 77% of our annualized premiums in force were for employers with less than 1,000 employees. We have a particularly strong emphasis on employers with fewer than 250 employees, which represented approximately 96% and 59% of our in force coverages and premiums, respectively, as of December 31, 2003. Our average in force case size was 57 enrolled employees as of December 31, 2003.

      Trends in the U.S. employment market and, in particular, in the cost of the medical benefits component of total compensation, are leading an increasing number of employers to offer new benefits on a voluntary basis. That is, after originally vetting the insurer and typically selecting the particular plan features to be offered, the employer offers the new benefits to employees at their election and at their cost, administered through payroll deduction. Because these products can be economically distributed on this group basis and are convenient to purchase and maintain, they are appealing to employees who might have little opportunity or inclination to purchase similar coverage on an individual basis.

      We believe that voluntary products represent a sizeable growth opportunity. Soliciting employees to enroll in employer-sponsored health plans requires effective communication and interaction with the target employee. We have reorganized our home office and sales operations to reflect the strategic importance of this area. As part of this reorganization, we have divided our sales force into those who sell voluntary products and those who sell “true group” products with each division collaborating with the other to help meet the needs of shared brokers and clients. True group products are group insurance products in which the employer or other group policyholder pays all or part of the premium on behalf of the insured members. We are also investing resources in enhanced enrollment and specialized administrative capabilities for the voluntary market.

      The following table provides net earned premiums and other considerations, fees and other income and other operating data for Assurant Employee Benefits for the periods and as of the dates indicated:

	For the Year Ended
	December 31,

	2003	2002(4)	2001(4)

	(In millions, except master
	contract data)
Net earned premiums and other considerations:
Group dental	$539	$554	$257
Group disability	461	400	398
Group life	256	279	279

Total	1,256	1,233	934
Fees and other income	54	74	39

Total	$1,310	$1,307	$973

Operating statistics:
Loss ratio(1)	73.3%	76.6%	79.0%
Expense ratio(2)	33.1%	32.3%	32.5%
Premium persistency ratio(3)	79.9%	79.9%	84.3%
Number of direct master contracts (rounded to the nearest 100):
Group dental	29,300	30,300	12,500
Group disability	25,400	27,300	28,700
Group life	25,200	25,600	25,500

Total	79,900	83,200	66,700

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The premium persistency ratio is equal to the rate at which existing business for all issue years at the beginning of the period remains in force at the end of the period. The calculation for the year ended December 31, 2002 and 2001 excludes the Dental Benefits Division (DBD) of Protective Life Corporation.

(4)	The results of DBD, which we acquired on December 31, 2001, and the results of CORE, which we acquired on July 12, 2001, are included in the financial results of the Assurant Employee Benefits segment beginning in 2002 and July 2001, respectively. DBD at the time of acquisition was a leading provider of voluntary (employee-paid) indemnity dental and prepaid dental coverage for employee groups. CORE at the time of acquisition was a leading national provider of employee absence management services and a major provider of disability reinsurance management services to middle-market insurance carriers.

Products and Services

      Group Dental. Dental benefit plans provide for the funding of necessary or elective dental care. We provide both employee-paid and employer-paid plans. Plans may involve a traditional indemnity arrangement, a PPO arrangement, a “prepaid” arrangement, or some combination of these programs with employee choice. In a PPO plan, insureds may select any dental provider, but benefits are reimbursed at a higher level when they visit a provider who participates in the PPO. Coverage is subject to deductibles, coinsurance and annual or lifetime maximums. In a prepaid plan, members must go to participating dentists in order to receive benefits. Depending upon the procedure, dental benefits are provided by participating dentists at either no cost or a nominal co-payment.

      Success in the group dental business requires strong provider network development and management skills, a focus on expense management and a claim system capable of efficiently and accurately adjudicating high volumes of transactions. We own and operate a PPO, Dental Health Alliance, L.L.C. We have also developed local managed care networks in 25 states.

      In addition to fully insured dental benefits, we also offer administrative services only (ASO) for self-funded dental plans. Under these arrangements, the employers or plan sponsors pay Assurant Employee Benefits a fee for providing these services. As of December 31, 2003, our block of this business consisted of approximately 200 groups and approximately 92,000 covered employees and, for the year ended December 31, 2003, generated $6.6 million of fee revenue.

      As of December 31, 2003 and 2002, we had approximately 29,300 and 30,300 group dental plans insured or administered through this segment, respectively, covering or involving in each case approximately 1.4 million members.

      Group Disability Insurance. Group disability insurance provides partial replacement of lost earnings for insured employees who become disabled and otherwise qualify for benefits. Our group disability products include both short-term and long-term disability insurance. Group long-term disability insurance provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Most policies begin providing benefits following 90 or 180 day waiting periods, and benefits are limited to specified maximums as a percentage of income. Group short-term disability insurance provides coverage for temporary loss of income due to injury or sickness, often effective immediately for accidents and after one week for sickness, also limited to specified maximums as a percentage of income.

      DRMS, our wholly owned subsidiary, provides insurance carriers that wish to supplement their core product offerings a turnkey facility with which to write group disability insurance. Services we provide to the insurers for a fee include product development, state insurance regulatory filings, underwriting, claims management or any of the other functions typically performed by an insurer’s back office. The risks written by DRMS’ various clients are reinsured into a pool, with the clients generally retaining shares ranging from 0% to 50% of the risks they write. As the largest reinsurer in the pools, our licensed insurance subsidiaries reinsure a substantial majority of the insurance risk that is ceded by the client. Since DRMS clients operate in niches not often reached through our traditional distribution, our participation in the pools enables us, through a form of alternate distribution, to reach customers to whom we would not otherwise have access.

      As of December 31, 2003 and 2002, we had approximately 37,500 and 39,100 group disability plans in force, reinsured or administered on an ASO basis, covering approximately 2.7 million and 3.0 million enrolled employees, respectively.

      Group Term Life Insurance. Group term life insurance is one of the principal means by which working people in the United States provide for their families against the risk of premature death and often the means whereby they obtain lesser amounts of coverage for their spouses, children or domestic partners. Group term life insurance consists primarily of renewable term life insurance, which is term life coverage that is renewable at the option of the insured who is not required to take a medical examination in order to renew existing amounts of coverage, with the amount of coverage as a flat amount, an amount linked to the employees’ earnings, or a combination of the two. Employers generally provide a base or foundation level of coverage for their employees and offer the opportunity for employees to increase their coverage to meet specific needs. Also, basic term life insurance is often supplemented with an accidental death or dismemberment policy or rider, which provides additional benefits in the indicated events. Because there are few ways to differentiate an insurer in the area of traditional group term life insurance, we often sell this product line as a complement to our other core employee benefit insurance products. As of December 31, 2003 and 2002, we had approximately 25,200 and 25,600 group life plans in force, covering approximately 1.7 million and 2 million enrolled employees, respectively.

Marketing and Distribution

      We distribute the products of Assurant Employee Benefits primarily through approximately 160 group sales representatives, located in 40 offices in or near major U.S. metropolitan areas. These representatives work through independent employee benefits advisors, including brokers and other intermediaries, to reach our customers, who are primarily small to medium-sized employers. DRMS employs an independent distribution arm tailored to its needs. Our marketing efforts concentrate on the identification of the employee benefit needs of our targeted customers, the development of tailored products and services designed to meet those needs, the alignment of our Company with select brokers and other intermediaries who value our approach to the market, and the promotion of our Company’s brand.

      To compete effectively in the small to medium-sized employer marketplace requires a large and broadly distributed sales force with relationships with the brokers and other intermediaries who act as advisors to those employers in connection with their benefits programs. In many cases, these employers and their advisors rely on us for expertise in matching their needs to the collection of solutions available through group benefit programs. Competing effectively also requires systems and work practices suited to a high transaction volume business and the ability to provide a high level of customer service to a large number of clients operating in almost all industries found in the U.S. economy.

Underwriting and Risk Management

      True group products are normally offered to employees on a guaranteed issue basis, meaning that if the group is an acceptable risk, the insurer generally foregoes individual medical underwriting and agrees in advance to accept all applications for insurance from members of the eligible class up to a formula-determined limit. Individual medical underwriting is required on applications for amounts in excess of this limit, or in connection with untimely applications. Our sales representatives and underwriters evaluate the risk characteristics of each prospective insured group and design appropriate plans of insurance. They utilize various techniques such as deductibles, co-payments, guarantee issue limits and waiting periods to control the risk we assume. Voluntary products introduce additional risks due to the fact that employees have some awareness of the risk of loss they personally face, and those employees who believe themselves to be more at risk will be more likely to elect coverage. In order to manage these risks, we customize our plan designs to seek to mitigate adverse selection problems. We also require that a minimum percentage of eligible employees elect a voluntary coverage.

      We base the pricing of our products on the expected pay-out of benefits that we calculate using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features. Group underwriting takes into account demographic factors such as age, gender and occupation of members of the group as well as the geographic location and concentration of the group. Our disability policies often limit the payment of benefits for certain kinds of conditions, such as pre-existing conditions or disabilities arising from specifically listed medical conditions, in each case as defined in the policies.

      Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters. Group products are typically written with an initial rate guarantee of two years for disability and life insurance and one year for other group products. They are also written on a guaranteed renewable basis, meaning that they are renewable at the option of the insured for a specified number of years, with the right, upon expiration of the guarantee, to re-price to reflect the aggregate experience of our block of business and, where credible, the experience of the group. Credibility in this context means the assessment of the likelihood that the past history of the group is predictive of the future experience of the group. Credibility generally increases with group size or with the quantity of claims filed.

      The business underwritten by our Assurant Employee Benefits segment is widely dispersed across geographic areas as well as the industries insured. At December 31, 2003, our top ten states measured by percentage of in force annual premiums contributed approximately 54.5% of our total annualized premiums in force. Similarly, at December 31, 2003, our top ten industry segments measured by percentage of in force annual premiums contributed approximately 49.5% of our total annualized premiums in force.

      Our efforts are focused on facilitating claimants’ return to work through a variety of means, including physical therapy, vocational rehabilitation and retraining and workplace accommodation to assist the insured. In support of this effort, we also employ or contract with a staff of doctors, nurses and vocational rehabilitation specialists. We also utilize a broad range of outside medical and vocational experts for independent evaluations and local vocational services. Finally, we have an investigations unit focused on individuals who have or may be capable of returning to work but continue to claim benefits. Our dental business utilizes a highly automated claims system focused on rapid handling of claims, with 69% of claims adjudicated within seven calendar days for claims received from January 1, 2003 to and including December 31, 2003.

      We employ approximately 800 claims employees in locations throughout the United States dedicated to the Assurant Employee Benefits segment. We have a claims review process, including an appeals process pursuant to which policyholders can appeal claims decisions made.

Assurant PreNeed

      Assurant PreNeed, which we began operating with the acquisition of United Family Life Insurance Company in 1980, is the market leader in the United States in pre-funded funeral insurance based on face amount of new policies sold. Pre-funded funeral insurance provides whole life insurance death benefits or annuity benefits used to fund costs incurred in connection with pre-arranged funerals. An annuity is a contract that provides for periodic payments to an annuitant for a specified period of time. In the case of annuities sold by Assurant PreNeed, all the benefits under the contract are generally paid out at the death of the purchaser of the annuity. We distribute our pre-funded funeral insurance products through two separate channels, our independent channel and our American Memorial Life Insurance Company (AMLIC) channel. Our pre-funded funeral insurance products provide benefits to cover the costs incurred in connection with pre-arranged funeral contracts and are distributed primarily through funeral homes and sold mainly to consumers over the age of 65, with an average issue age of 72. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the United States and as annuity products in Canada. Our independent channel’s target market is comprised of the 23,000 funeral firms in the United States and Canada, of which approximately 2,000 are active customers.

      With our acquisition of AMLIC in 2000, we have become the market leader in the area of pre-funded funeral insurance based on face amount of policies sold. Through our AMLIC channel, we provide the insurance products and support services for the pre-need activities of SCI, the largest funeral provider in North America based on total revenues. As of December 31, 2003, SCI operated approximately 1,800 funeral service locations, cemeteries and crematoria in North America. This commission-based arrangement is anchored by an exclusive ten-year marketing agreement, which commenced on October 1, 2000.

      Growth in pre-need sales has been traditionally driven by distribution with a high correlation between new sales of pre-funded funeral insurance and the number of pre-need counselors marketing the product and expansion in sales and marketing capabilities. In addition, as alternative distribution channels are identified, such as targeting affinity groups and employers, we believe growth in this market could accelerate. We believe that the pre-need market is characterized by an aging population combined with low penetration of the over-65 market.

      In Assurant PreNeed, our strategy in our independent channel is to increase sales potential by strengthening our distribution relationships. We offer marketing support and programs to our funeral firm clients to increase their local market share, providing training for their sales counselors and assisting them in developing direct-to-consumer marketing programs and lead generation and management tools. Through our AMLIC channel our strategy is to reduce SCI’s cost to sell and manage its pre-need operation. We integrate our processes for managing SCI’s insurance production into its process for managing its pre-need business. Additionally, in keeping with our goal of aligning SCI’s interest with ours, our arrangement with SCI is commission-based; however, we compensate SCI with an escalating production-based commission, with a defined maximum.

      The following table provides net earned premiums and other considerations, fees and other income and other operating data for Assurant PreNeed for the periods and as of the dates indicated:

	For the Year Ended
	December 31,

	2003	2002	2001

	(In millions)
Net earned premiums and other considerations:
AMLIC	$283	$293	$278
Independent	246	245	229

Total	529	538	507
Fees and other income	5	5	3

Total	$534	$543	$510

New face sales (life and annuity) net of reinsurance:
AMLIC	$308	$392	$372
Independent and other	312	319	258

Total	$620	$711	$630

Policies in force	1.71	1.69	1.67
Policyholder liabilities	$2,996	$2,717	$2,499

Products

      Pre-Funded Funeral Insurance Policies. Pre-funded funeral insurance provides whole life insurance death benefits or annuity benefits to fund the costs incurred in connection with pre-arranged funeral contracts, or, in a minority of situations, pre-arranged funerals without a pre-arranged funeral contract, which costs typically include funeral firm merchandise and services. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the United States. In Canada, our pre-funded funeral insurance products are typically structured as annuity contracts for newly issued business. A pre-arranged funeral contract is an arrangement between a funeral firm and an individual whereby the funeral firm agrees to perform the selected funeral upon the individual’s death. The consumer then purchases an insurance policy intended to cover the cost of the pre-arranged funeral, and the funeral home generally becomes the irrevocable assignee, or, in certain cases, the beneficiary, of the insurance policy proceeds. However, the insured may name a beneficiary other than the funeral home. The funeral home agrees to provide the selected funeral at death in exchange for the policy proceeds. Because the death benefit under many of our policies is designed to grow over time, the funeral firm that is the assignee of such a policy has managed some or all of its funeral inflation risk. Consumers have the choice of making their policy payments as a single lump-sum payment or through multi-payment plans that spread payments out over a period of three to ten years. We do not provide any funeral goods and services in connection with our pre-funded funeral insurance policies; these policies pay death benefits in cash only.

Marketing and Distribution

      We distribute our pre-funded funeral insurance products through two distribution channels: the independent channel, which distributes through approximately 2,000 funeral homes and selected third-party general agencies, and our AMLIC channel, which distributes through an exclusive relationship with SCI in North America. Our policies are sold by licensed insurance agents or enrollers who in some cases may also be a funeral director. As of December 31, 2003 and 2002, the face amount of our contracts sold through our AMLIC channel represented approximately 50% and 55%, respectively, of our total new life and annuity face sales in Assurant PreNeed.

Risk Management

      Assurant PreNeed generally writes whole life insurance policies with increasing death benefits and obtains the majority of its profits through interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we monitor weekly the movement in new money yields and monthly evaluate our actual net new achievable yields. This information is used to evaluate rates to be credited on applicable new and in force pre-funded funeral insurance policies and annuities. In addition, we review asset benchmarks and perform asset/ liability matching studies to develop the optimum portfolio to maximize yield and reduce risk.

      In Assurant PreNeed, we utilize underwriting to select and price insurance risks. We regularly monitor mortality assumptions to determine if experience remains consistent with these assumptions and to ensure that our product pricing remains appropriate. We periodically review our underwriting, agent and policy contract provisions and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals.

      Many of our pre-funded whole-life funeral insurance policies have increasing death benefits. As of December 31, 2003, approximately 81% of Assurant PreNeed’s in force insurance policy reserves relate to policies that provide for death benefit growth, some of which provide for minimum death benefit growth pegged to changes in the Consumer Price Index. Policies that have rates guaranteed to change with the Consumer Price Index represented approximately 13% of Assurant PreNeed’s reserves as of December 31, 2003. We have employed risk mitigation strategies to seek to minimize our exposure to a rapid increase in inflation.

      In our independent channel, we outsource all of the servicing and administration of our policies.

Ceded Reinsurance

      Our operating business segments utilize ceded reinsurance for three major business purposes:

•	Loss Protection and Capital Management. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating business segments, including significant individual or catastrophic claims, and to free up capital to enable us to write additional business.

•	Business Dispositions. We have used reinsurance to exit certain businesses, such as our FFG division in 2001 and our LTC business in 2000. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with business segments that we retained.

•	Assurant Solutions’ Client Risk and Profit Sharing. Assurant Solutions writes business produced by its clients, such as mortgage lenders and servicers and financial institutions, and reinsures all or a portion of such business to insurance subsidiaries of the clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

Loss Protection and Capital Management

      In a traditional indemnity reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. These agreements provide for recovery of a portion of losses and associated loss expenses from reinsurers. The terms of these agreements, which are typical for agreements of this type, generally provide, among other things, for the automatic acceptance by the reinsurer of ceded risks in excess of our retention limits (i.e. the amount of loss per individual risk that we are willing to absorb). For excess of loss coverage, we pay premiums to the reinsurers based on rates negotiated and stated in the treaties. For pro rata reinsurance, we pay premiums to the reinsurers based upon percentages of premiums received by us on the business reinsured. These agreements are generally terminable as to new risks by us or by the reinsurer on appropriate notice; however, termination does not affect risks ceded during the term of the agreement, which generally remain with the reinsurer.

      We work with our business segments to develop effective reinsurance arrangements that are consistent with their pricing and operational goals. For example, Assurant Employee Benefits cedes 100% of monthly disability claims in excess of $10,000 per individual insured. For our group term life business, the maximum amount retained on any one life is $800,000 of life insurance including accidental death, limited to $500,000 in life insurance and $300,000 in accidental death and dismemberment insurance. Amounts in excess of these figures are reinsured with other life insurance companies on a yearly renewable term basis. Assurant Solutions purchases property reinsurance for flood risk, with per property limits of $925,000 in excess of $75,000 per individual loss. This treaty has a per occurrence cap of $2,775,000.

      For those product lines where there is exposure to catastrophes (for example, homeowners’ policies written by Assurant Solutions), we closely monitor and manage our aggregate risk exposure by geographic area and have entered into reinsurance treaties to manage our exposure to these types of events. For 2003, catastrophe reinsurance was purchased to manage our risk exposure to a hurricane loss in excess of the modeled 200-year return time loss. We maintain $118 million of catastrophic excess of loss coverage for fire, flood and personal liability risks, with a per occurrence retention of the first $20 million. In addition, 90% of Florida hurricane losses in excess of $19 million are covered by the Florida Hurricane Catastrophe Fund (FHCF), with coverage capped at $58 million. This coverage has been in place as of January 1, 2003 and will continue through May 31, 2004. Future FHCF coverage will be determined by the FHCF in accordance with Florida statutes and will depend upon Assurant Solutions’ in force Florida risks and the FHCF claims paying capacity. Also, in Assurant Employee Benefits, we have purchased catastrophic reinsurance coverage in the group term life product line of $30 million in excess of our retention of the first $20 million.

      A significant portion of Assurant Health’s business has been reinsured under non-proportional reinsurance agreements that provide for the reinsurers to indemnify us for losses in a calendar year on combined ratios up to but not exceeding 110%. Such losses, with interest, are offset against any future profits. For calendar years where the combined ratio does not exceed 98%, Assurant Health keeps all the profits on the reinsured business net of the reinsurance fee. For years where the reinsured business is profitable but the combined ratio exceeds 98%, Assurant Health keeps 50% of the profits on the business net of the fee.

      With the exception of a small block of older policy forms, all of the LTC business of John Alden, one of our subsidiaries, has been reinsured with ERC Life Reinsurance Corporation (ERC). All risks and profits generated by the reinsured business have been transferred to ERC. The reserves and premium transferred are in excess of 95% of the direct long-term care amounts generated by John Alden. The remaining small block of long-term care policies in John Alden has been reinsured with John Hancock as part of the sale of that division. See “— Business Dispositions” below.

      Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, we have control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with our reinsurers for the sharing of risks.

      In addition, we also purchase reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

Business Dispositions

      We have exited businesses through reinsurance ceded to third parties, such as our 2001 sale of the insurance operations of FFG to The Hartford. The assets backing the liabilities on these businesses are held in a trust. All separate account business and John Alden general account business relating to FFG were transferred through modified coinsurance, a form of proportional reinsurance in which the underlying assets and liabilities are still reflected on the ceding company’s balance sheet. Under this arrangement, The Hartford receives all premiums, pays all claims and funds all reserve increases net of investment income on reserves held. All other FFG business was reinsured by 100% coinsurance, which transfers all affected assets and liabilities as well as all premiums and claims to the assuming company. We would be responsible for administering this business in the event of a default by The Hartford.

      In 1997, John Alden sold substantially all of its annuity operations to SunAmerica Life Insurance Company (SunAmerica), now a subsidiary of American International Group, Inc. In connection with the sale, John Alden reinsured its existing block of annuity policies to SunAmerica on a coinsurance basis. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. An assumption basis is a form of reinsurance under which policy administration and the contractual relationship with the insured, as well as liabilities, pass to the reinsurer. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 2003, more than 95% of the ceded annuity reserves had either transitioned to an assumption basis or had lapsed.

      In 2000, we sold all of our LTC operations to John Hancock. In connection with the sale, we reinsured our existing block of long-term care policies to John Hancock on a coinsurance basis. Under the coinsurance agreement, we transferred 100% of the policy reserves and related assets on this block of business to John Hancock, and John Hancock agreed to be responsible for 100% of the policy benefits. The assets backing the liabilities on this business are held in a trust and John Hancock is obligated to fund the trust if the value of the assets is deemed insufficient to fund the liabilities. If John Hancock fails to fulfill these obligations, we will be obligated to make these payments.

Assurant Solutions’ Client Risk and Profit Sharing

      Historically, our insurance subsidiaries in Assurant Solutions have ceded a portion of the premiums and risk related to business generated by certain clients to the client’s captive insurance companies or to reinsurance companies in which the clients have an ownership interest. In some cases, our insurance subsidiaries have assumed a portion of these ceded premiums and risk from the captive insurance companies and reinsurance companies. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full financial credit in the domiciliary state for the third-party reinsurance. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Credit Risk.”

      In addition, we have received and responded to a John Doe summons from the Internal Revenue Service requesting information as to the identities of U.S. taxpayers that have engaged in producer-owned reinsurance company transactions in the Turks and Caicos with us. The Internal Revenue Service previously issued a notice stating that certain tax benefits claimed in connection with producer-owned reinsurance company transactions involving credit insurance transactions with producers who own reinsurance companies located in the Turks and Caicos will be denied and is investigating whether tax benefits claimed by the taxpayers they wish to identify are available. This summons states that there is no issue in the investigation relating to our tax liability. However, it is possible that the investigation by the Internal Revenue Service could affect our current reinsurance arrangements.

     Gross Annualized Premium in Force, Ceded Portion and Net Amount Retained

      The following table details our gross annualized premium in force, the portion that was ceded to reinsurers and the net amount that was retained as of December 31, 2003.

	As of December 31, 2003

				Percentage
	Gross(1)	Ceded	Net	Retained

	(In millions)
Life insurance	$1,409	$637	$772	55%
Accident and health	4,743	949	3,794	80%
Property and casualty	2,520	929	1,591	63%

Total consolidated	$8,672	$2,515	$6,157

(1)	Gross includes direct plus assumed premiums.

Claims Provisions/ Reserves

      In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we establish reserves for payment of claims and claims expenses for claims that arise from our insurance policies. We maintain reserves for future policy benefits and unpaid claims expenses. Policy reserves represent the accumulation of the premiums received that are set aside to provide for future benefits and expenses on claims not yet incurred. Claim reserves are established for future payments and associated expenses not yet due on claims that have already been incurred, whether reported to us or not. Reserves do not represent an exact calculation of future policy benefits and expenses but are instead estimates made by us using actuarial and statistical procedures. There can be no assurance that any such reserves would be sufficient to fund our future liabilities in all circumstances. Future loss development could require reserves to be increased, which would adversely affect earnings in current and/or future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, the incidence of disability claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors, persistency, mortality, property claim frequency and severity and the interest rates used in calculating the reserve amounts. The reserves reflected in our consolidated financial statements are calculated in accordance with GAAP.

      See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves.”

      Reserves are regularly reviewed and updated, using the most current information. Any adjustments are reflected in the current results of operations. However, because the establishment of reserves is an inherently uncertain process, there can be no assurance that ultimate losses will not exceed existing reserves.

      Reserves are reviewed at least quarterly by our business segment management.

Investments

      The investment portfolio is a critical part of our business activities and important to our overall profitability. The fundamental investment philosophy is to manage assets, within our stated risk parameters, to generate consistent and high levels of investment income, before gains and losses, while providing a total return that is competitive over the long-term. Our investment team is charged with: maintaining safety of principal and sufficient liquidity; managing credit, interest rate, prepayment and market risks; maintaining adequate diversification among asset classes, industry concentrations and individual issuers; and adhering to all applicable regulatory requirements.

      We have individual business segments with different needs and characteristics. Hence, our investment approach for each business segment is tailored to that business segment’s needs in terms of asset allocation, liquidity needs and duration of assets and liabilities.

     Organization

      The general account is managed by our asset management department, Assurant Asset Management, or AAM. In this capacity, AAM acts as both our investment advisor and our asset manager. As investment advisor, the AAM organization oversees the design and implementation of overall investment policy. As asset manager, AAM is responsible for (i) directly investing those general account assets for which the department has in-house expertise and (ii) selecting and monitoring outside managers for those assets for which AAM has limited expertise. AAM fulfills these roles through its involvement in the establishment of risk management techniques, business segment investment policy and asset benchmark construction and through leadership and participation in our two investment oversight entities: the Company’s risk management committee and the individual business segment investment committees.

     Investment Process

      Our investment process is initiated by the strategic analysis group within AAM. This group designs an appropriate asset allocation benchmark for each portfolio that is tailored to the associated liabilities and is designed to generate the highest level of investment income available given each business segment’s overall risk tolerance. Although income is the primary objective, total return is a significant secondary objective. We operate our business through multiple legal entities. At least one portfolio is maintained for each legal entity. In addition, separate portfolios are maintained for legal entities that conduct business for more than one business segment. The maturities of the assets are selected so as to satisfy a duration corridor for each portfolio that is appropriate to its underlying liabilities. Duration is the sensitivity of the portfolio to movements of interest rates. The actual duration is dynamic and will change with time and interest rate movement, as will the liability duration. The duration corridor is chosen by analyzing various risk/reward measures from appropriate asset/liability studies. The duration of our portfolio as of December 31, 2003 and 2002 was 5.92 and 5.41 years, respectively. This represents the amalgamated duration of our four operating business segments that is directly tied to their liabilities, many of which are short-tail. It is our intent to manage the portfolios such that their durations closely match the liabilities that they support.

      In addition, the asset allocation benchmark will reflect multiple constraints, such as all risk tolerances established by our risk management committee, appropriate credit structure, prepayment risk tolerance, liquidity requirements, capital efficiency, tax considerations and regulatory and rating agency requirements. The individual benchmarks are then aggregated together to give a total asset profile. Asset management is conducted at the portfolio level; however, risk constraints are also in place for the aggregate portfolio. Each benchmark is reviewed at least annually for appropriateness.

      Our investment portfolios are invested in the following key asset classes: fixed income securities, including mortgage-backed and other asset-backed securities; preferred stocks; commercial mortgage loans; and commercial real estate. We began investing in private placement loans in the fourth quarter of 2003 and ultimately over the next several years intend to have private placement loans represent 5% of our total invested assets. As of December 31, 2003, we had approximately $19 million invested in private placements. We do not currently invest new money in equity securities; however, we may do so in the future. As of December 31, 2003, less than 1% of the fair value of our total invested assets was invested in common stock.

     Fixed Income Portfolio Process

      AAM controls the credit risk in the fixed income portfolio through a combination of issuer level credit research and portfolio level credit risk management. At the issuer level, we maintain a credit database that contains both qualitative and quantitative assessments of over 200 issuers and 35 industries. At the portfolio level, we control credit risk primarily through quality and industry diversification, individual issuer limits based upon credit rating and a sell discipline designed to reduce quickly exposure to deteriorating credits. In addition, we monitor changes in individual security values on a semi-monthly basis in order to identify potential problem credits. This process is also incorporated into our impairment watchlist process. The risks in the fixed income portfolio are controlled and monitored.

      In order to invest in a wide variety of asset classes in our portfolio and to appropriately manage the accompanying risks, we had outsourced the management of almost 14% of our portfolio’s market value as of December 31, 2003. We have engaged Alliance Capital Management Corp. and Wellington Management Co. for high yield investments, Spectrum Asset Management, Inc. and Flaherty & Crumrine Inc. for preferred stock investments, Prudential Private Placement Investors, LP for our private placements and Lancaster Investment Counsel and Phillips Hager & North Investment Management Ltd. for our Canadian investment portfolios.

     Commercial Mortgage Loans Investment Process

      We originate fixed rate, first commercial mortgage loans through a nationwide group of exclusive, regional mortgage correspondents. We have a mortgage loan committee within AAM that is responsible for the approval of our mortgage loan related investments. Generally the mortgage correspondents service the loans they originate and we regularly meet with them to help foster a strong working relationship. We are a portfolio lender and generally hold our commercial mortgage loans to maturity. We typically do not securitize or otherwise sell our commercial mortgage loans.

      A potential loss reserve based on historical data adjusted for current expectations is maintained and is typically between 1.25% and 2.25% of commercial mortgage loans on real estate. As of December 31, 2003, the reserve was approximately 2.0% of the unpaid principal of our commercial mortgage loans, or $19 million.

     Investment Real Estate Process

      We invest in income-producing commercial properties to generate attractive risk-adjusted returns as well as to generate operating investment income with the potential for capital gains upon sale of the property. We invest with regional operating partners who generally invest capital in the property with us and provide management and leasing services. Our portfolio is diversified by location, property type, operating partner and lease term. Property types include office buildings, warehouse/industrial buildings and multi-family housing.

     Portfolio Composition

      Our total invested assets were $10,924 million and $10,084 million, or 46% and 45%, of our total assets, as of December 31, 2003 and 2002, respectively. Our net investment income for the years ended December 31, 2003 and 2002 was 9% and 10%, respectively, of our total revenue, excluding realized investment losses and gains. We had a net realized gain on investments of $2 million for the year ended December 31, 2003 and a net realized loss on investments of $118 million for the year ended December 31, 2002.

      As of December 31, 2003 and 2002, fixed maturity securities accounted for 80% of our total invested assets. The corporate bond portfolio is well diversified across industry classes.

      The following table sets forth the carrying value of the securities held in our investment portfolio at the dates indicated:

	At December 31,

	2003	2002

	(In millions)
Fixed maturities	$8,729	$8,036
Equity securities	456	272
Commercial mortgage loans on real estate at amortized cost	933	842
Policy loans	68	69
Short-term investments	276	684
Other investments	462	181

Total	$10,924	$10,084

     Investment Results

      The overall income yield on our investments after investment expenses, excluding net realized investment gains (losses), was 5.61% for the year ended December 31, 2003 and 6.20% for the year ended December 31, 2002. The overall income yield on our investments after investment expenses, including realized gains (losses), was 5.63% for the year ended December 31, 2003 and 5.04% for the year ended December 31, 2002.

      The following table sets forth the income yield and net investment income, excluding realized investment gains/(losses), for each major investment category for the periods indicated.

	For the Year Ended		For the Year Ended
	December 31, 2003		December 31, 2002

	Yield(1)	Amount	Yield(1)	Amount

	(In millions)
Fixed maturities	5.96%	$473	6.76%	$510
Equity securities	7.71%	27	8.93%	23
Commercial mortgage loans on real estate	8.00%	71	9.11%	78
Policy loans	5.70%	4	5.10%	3
Short-term investments	1.41%	7	1.30%	9
Cash and cash equivalents	0.40%	3	1.42%	9
Other investments	14.48%	46	11.48%	19

Investment income before investment expenses	5.83%	631	6.39%	651
Investment expenses		(24)		(19)

Net investment income	5.61%	$607	6.20%	$632

Total Return Fixed Maturity Portfolio(2)	7.33%		8.42%
Total Return Lehman U.S. Aggregate Index(3)	4.10%		10.26%

(1)	The yield is calculated by dividing income by average assets. The yield calculation for the year ended December 31, 2003 includes the average of asset positions as of December 31, 2002 and December 31, 2003. The yield calculation for the year ended December 31, 2002 includes the average of asset positions as of December 31, 2001 and December 31, 2002.

(2)	Total return is calculated using beginning and ending market portfolio value adjusted for external cash flows.

(3)	The actual portfolio is customized for the liabilities that it supports. It will therefore differ from the Lehman Index, both in asset allocation and duration. As of December 31, 2003, the actual portfolio had a duration of 5.96 years with 4% of the total portfolio in U.S. Government securities, 59% in U.S. credit and 16% in securitized assets. Commercial mortgages and real estate comprised the remainder of the portfolio. In contrast, the Lehman Index had a duration of 4.54 with 34% in U.S. Government securities, 26% in U.S. credit and 40% in securitized assets.

     Fixed Maturity Securities

      The amortized cost and fair value of fixed maturity securities at December 31, 2003 and 2002, by type of issuer, were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
At December 31, 2003
U.S. government and government agencies and authorities	$1,647	$39	$(4)	$1,682
States, municipalities and political subdivisions	187	16	—	203
Foreign governments	307	12	(1)	318
Public utilities	910	74	—	984
All other corporate bonds	5,179	371	(8)	5,542

Total	$8,230	$512	$(13)	$8,729

At December 31, 2002
U.S. government and government agencies and authorities	$1,576	$71	$—	$1,647
States, municipalities and political subdivisions	196	15	—	211
Foreign governments	202	19	(17)	204
Public utilities	834	55	(10)	879
All other corporate bonds	4,823	299	(27)	5,095

Total	$7,631	$459	$(54)	$8,036

      For similar information regarding our equity securities, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.

      The following table presents our fixed maturity securities portfolio by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2003 and 2002, as well as the percentage based on fair value, that each designation comprises:

		At December 31, 2003			At December 31, 2002

				Percentage			Percentage
NAIC	Rating Agency	Amortized	Fair	of Total	Amortized	Fair	of Total
Rating	Equivalent	Cost	Value	Fair Value	Cost	Value	Fair Value

1	Aaa/Aa/A	$5,770	$6,074	70%	$5,673	$6,013	75%
2	Baa	1,964	2,110	24%	1,454	1,526	19%
3	Ba	331	361	4%	333	338	4%
4	B	122	135	2%	108	105	1%
5	Caa and lower	34	40	0%	59	50	1%
6	In or near default	9	9	—	4	4	—

	Total	$8,230	$8,729	100%	$7,631	$8,036	100%

      The amortized cost and fair value of fixed maturity securities at December 31, 2003 and 2002, by contractual maturity are shown below:

	At December 31, 2003		At December 31, 2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In millions)
Due in one year or less	$240	$245	$271	$274
Due after one year through five years	1,728	1,824	1,990	2,085
Due after five years through ten years	2,136	2,275	1,647	1,732
Due after ten years	2,199	2,425	2,313	2,483

Total	6,303	6,769	6,221	6,574
Mortgage and asset backed securities	1,927	1,960	1,410	1,462

Total	$8,230	$8,729	$7,631	$8,036

      Virtually all of our fixed maturity securities portfolio is publicly traded. We have recently initiated a private placement program and plan to invest approximately $500 million in privately placed securities over the next two years. Currently, we have less than 1% of our fixed maturity securities invested in private placement. As of December 31, 2003, approximately 95% of the fair market value of our fixed maturity securities were dollar denominated. As of December 31, 2003, we had approximately $564 (Canadian) million invested in Canadian fixed maturity securities; however, these assets directly support Canadian liabilities.

     Commercial Mortgage Loans

      We have made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2003 approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Pennslyvania. Although we have a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of our debtors to repay their loans.

     Investment Real Estate

      We also hold commercial equity real estate as part of our investment portfolio. Investments in real estate joint ventures totaled $57 million and $63 million as of December 31, 2003 and 2002, respectively. We own real estate through real estate joint ventures and partnerships. The main property types within our portfolio are office, industrial/warehouse and multi-family housing.

Competition

      We face competition in each of our businesses; however, we believe that no single competitor competes against us in all of our business lines and the business lines in which we operate are generally characterized by a limited number of competitors. Competition in our operating business segments is based on a number of factors, including: quality of service, product features, price, scope of distribution, financial strength ratings and name recognition.

      The relative importance of these factors depends on the particular product and market. We compete for customers and distributors with insurance companies and other financial services companies in our various businesses.

      Assurant Solutions has numerous competitors in its product lines, but we believe no other company participates in all of the same lines or offers comprehensive capabilities. Competitors include insurance companies and financial institutions. In Assurant Health, we believe the market is characterized by many competitors, and our main competitors include health insurance companies and the Blue Cross/ Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, commercial competitors include other life insurance companies as well as not-for-profit Delta Dental plans. In Assurant PreNeed, our main competitors are two pre-need life insurance companies with nationwide representation, Forethought Financial Services and Homesteaders Life Company, and several small regional insurers. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business.

      Some of these companies may offer more competitive pricing, greater diversity of distribution, better brand recognition or higher financial strength ratings than we have. Some may also have greater financial resources with which to compete. In addition, many of our insurance products, particularly our group benefits and health insurance policies, are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

Ratings

      Rating organizations continually review the financial positions of insurers, including our insurance subsidiaries. Insurance companies are assigned financial strength ratings by independent rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies and are an important factor in establishing the competitive position of insurance companies. All of our active domestic operating insurance subsidiaries are rated by A.M. Best. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “S” (Suspended). Six of our domestic operating insurance subsidiaries are also rated by Moody’s. In addition, seven of our domestic operating insurance subsidiaries are rated by S&P and Fitch.

      Most of our domestic operating insurance subsidiaries have A.M. Best financial strength ratings of A (“Excellent”), which is the second highest of ten ratings categories and the highest within the category based on modifiers (i.e., A and A- are “Excellent”). Our other domestic operating insurance subsidiaries have A.M. Best financial strength ratings of A- (“Excellent”), which is the second highest of ten ratings categories and the lowest within the category based on modifiers.

      The Moody’s financial strength rating for one of our domestic operating insurance subsidiaries is A2 (“Good”), which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A1, A2 and A3 are “Good”), and for five of our domestic operating insurance subsidiaries is A3 (“Good”), which is the third highest of nine ratings categories and the lowest within the category based on modifiers.

      The S&P financial strength rating for five of our domestic operating insurance subsidiaries is A (“Strong”), which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”), and for two of our domestic operating insurance subsidiaries is A- (“Strong”), which is the third highest of nine ratings categories and the lowest within the category based on modifiers.

      The Fitch financial strength rating for the seven rated domestic insurance companies is A (“Strong”), which is the third highest of twelve rating categories and mid-range within the category based on modifiers (i.e., A+, A , and A- are “Strong”).

      The objective of A.M. Best’s, Moody’s, S&P’s, and Fitch’s ratings systems is to assist policyholders and to provide an opinion of an insurer’s financial strength, operating performance, strategic position and ability to meet ongoing obligations to its policyholders. These ratings reflect the opinions of A.M. Best, Moody’s, S&P and Fitch of our ability to pay policyholder claims, are not applicable to our common stock or debt securities and are not a recommendation to buy, sell or hold any security, including our common stock or debt securities. These ratings are subject to periodic review by and may be revised upward, downward or revoked at the sole discretion of A.M. Best, Moody’s, S&P and Fitch.

REGULATION

United States

State Regulation

General

      Our insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to: standards of solvency that must be met and maintained, the payment of dividends, changes of control of insurance companies, the licensing of insurers and their agents, the types of insurance that may be written, guaranty funds, privacy practices, the ability to enter and exit certain insurance markets, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, approval of policy forms and the regulation of market conduct, including underwriting and claims practices.

      State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports, prepared under SAP (Statutory Accounting Principles), relating to the financial condition of companies and other matters. Financial examinations completed during the past three years with respect to our operating subsidiaries have not resulted in material negative adjustments to statutory surplus and pending financial and market conduct examinations with respect to these subsidiaries have not identified any material findings to date. Two of our subsidiaries have responded affirmatively to an NAIC survey regarding race-based premiums, resulting in examinations by two state insurance departments. This relates to actions of the subsidiaries or predecessor companies before acquisition by us. One examination has been concluded and one is still in progress and, to date, no penalties have been imposed as a result of these examinations. The amount of in force business as to which these subsidiaries charged race-based premiums is very small, representing less than 1% of the in force block of business of the Company at December 31, 2003. While we do not expect that these examinations will have a material adverse effect on us, there can be no assurance that further examinations or litigation will not occur with respect to race-based premiums.

      In February 2003, two of our subsidiaries, American Bankers Insurance Company (ABIC) and American Bankers Life Assurance Company (ABLAC), reached a final settlement with the State of Minnesota in connection with certain alleged regulatory violations. Pursuant to the settlement, ABIC and ABLAC have agreed to stop selling insurance in Minnesota for five years, though they could apply for reinstatement in 20 months. In addition, ABIC may lose its license to conduct business in the State of Minnesota as a result of alleged violations of the Minnesota Fair Campaign Practices Act. However, other member companies of Assurant Solutions with product lines that overlap with those offered by ABIC and ABLAC currently remain authorized to conduct business in the State of Minnesota. See “Item 3 — Legal Proceedings.”

      In addition, we are currently engaged in litigation with the Department of Commerce (which regulates insurance) in the State of Minnesota in which we are seeking to enforce an existing consent order allowing us to implement rate increases for our individual medical business in Minnesota.

      At the present time, our insurance subsidiaries are collectively licensed to transact business in all 50 states and the District of Columbia, although several of our insurance subsidiaries or prepaid dental plan companies individually are licensed in only one or a few states. We have insurance subsidiaries or prepaid dental plan companies domiciled in the states of Alabama, Arizona, California, Colorado, Delaware, District of Columbia, Florida, Georgia, Kentucky, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Wisconsin, and in Puerto Rico.

Regulation of Credit Insurance Products

      Most states and other jurisdictions in which our insurance subsidiaries do business have enacted laws and regulations that apply specifically to consumer credit insurance. The methods of regulation vary but generally relate to, among other things, the amount and term of coverage, the content of required disclosures to debtors, the filing and approval of policy forms and rates, the ability to provide creditor-placed insurance and limitations on the amount of premiums that may be charged and on the amount of compensation that may be paid as a percentage of premiums. In addition, some jurisdictions have enacted or are considering regulations that may limit profitability arising from credit insurance based on underwriting experience.

      The regulation of credit insurance is also affected by judicial activity. For example, recent federal court decisions have enhanced the ability of national banks to engage in activities that effectively compete with our consumer credit insurance business without being subject to various aspects of state insurance regulation.

Regulation of Service Contracts and Warranties

      The extent of regulation over the sale of service contracts and warranties varies considerably from state to state. In the states that do regulate the sales of these products, the regulations generally are less stringent than those applicable to the sale of insurance. For example, most states do not require the filing and approval of contract forms and rates for service contracts and warranties. States that do regulate such contract forms typically require specific wording regarding cancellation rights and regarding the consumer’s rights in the event of a claim. Most states do not require that individual salespersons of service contracts and warranties be licensed as insurance agents. In the states that do require such a license, salespersons may qualify for a limited license to sell service contracts and warranties without meeting the education and examination requirements applicable to insurance agents. In addition, the compensation paid to salespersons of service contracts and warranties is generally not regulated.

Regulation of Health Insurance Products

      State regulation of health insurance products varies from state to state, although all states regulate premium rates, policy forms and underwriting and claims practices to one degree or another. Most states have special rules for health insurance sold to individuals and small groups. For example, a number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for small groups with similar demographics. Every state has also adopted legislation that would make health insurance available to all small employer groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers. The U.S. Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review. In addition, various states are considering the adoption of “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public health care insurance. We cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on our insurance businesses and operations.

      A number of states have enacted new health insurance legislation over the past several years. These laws, among other things, mandate benefits with respect to certain diseases or medical procedures, require health insurers to offer an independent external review of certain coverage decisions and establish health insurer liability. There has also been an increase in legislation regarding, among other things, prompt payment of claims, privacy of personal health information, health insurer liability and relationships between health insurers and providers. We expect that this trend of increased legislation will continue. These laws may have the effect of increasing our costs and expenses.

      In most states in which we operate, we provide our individual health insurance products through an association. The use of associations offers greater flexibility on pricing, underwriting and product design compared to products sold directly to individuals on a true individual policy basis due to the greater regulatory scrutiny of true individual policies. The marketing of health insurance through association groups has recently come under increased scrutiny. An interruption in, or changes to, our relationships with various third-party distributors or our inability to respond to regulatory changes could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition.

Regulation of Employee Benefits Products

      State regulation of non-medical group products, including group term life insurance, group disability and group dental products, also varies from state to state. As with individual insurance products, the regulation of these products generally also includes oversight over premium rates and policy forms, but often to a lesser degree. The regulatory environment for group term life insurance is relatively established, with few significant changes from year to year.

      Group PPO dental insurance policies are generally regulated in the same manner as non-PPO dental policies, except to the extent that a small number of states have chosen to restrict the difference in benefits allowable between in-network and out-of-network services. Also, some states directly regulate the operation of the PPO network by requiring separate licensing or registration for the organization that contracts with the providers of dental care. In those states, PPOs also must comply with varying levels of regulatory oversight concerning the content of PPO contracts and provider practice standards. Most of the states in which prepaid dental plans are written recognize prepaid dental plans as an activity separate from traditional insurance, because providers are compensated through capitation arrangements. In most of these states, prepaid dental plans are written by a single-purpose, single-state affiliate that holds a license distinct from the life and health insurance license required for group dental insurance policies. Entities providing prepaid plans are variously licensed as health maintenance organizations (HMOs), prepaid dental plans, limited service health plans, life and health insurers or risk-bearing PPOs, where such licenses are required. Each state has different rules regarding organization, capitalization and reporting for the separate entities, with additional variations relating to provider contracting, oversight, plan management and plan operations.

      Providers of group disability and dental insurance, like providers of group health insurance, are subject to state privacy laws, claims processing rules and “prompt pay” requirements in various states.

      As an extension of past legislative activities in the medical insurance arena, legislative and regulatory consideration, at both the federal and state levels, is being directed toward an effort to mandate what its proponents call “mental health parity” in the policy provisions of group disability insurance plans. This would require providers of group disability insurance to extend the same benefits for disabilities related to mental illness as are provided for other disabilities.

      Group benefit plans and the claims thereunder are also largely subject to federal regulation under ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA.

Regulation of Pre-Funded Funeral Insurance Products

      State regulation of the pre-funded funeral insurance products business varies considerably from state to state. Our pre-funded funeral insurance products are typically structured as small whole life insurance policies, usually under $10,000 face amount, and are regulated as such by the states. State laws also restrict who may sell a pre-funded funeral. For example, in certain states a pre-funded funeral may only be offered through licensed funeral directors. In New York, the payment of commissions to a funeral director for the sale of insurance is prohibited.

      State privacy laws, particularly those with “opt-in” clauses, can also affect the pre-funded funeral insurance business. These laws make it harder to share information for marketing purposes, such as generating new sales leads. Similarly, state “do not call” lists, as well as the recently created national “do not call” list, also make it more difficult for our pre-funded funeral insurance agents to solicit new customers, particularly on a cold call basis.

      In certain states, insurance companies offering pre-funded funeral insurance products must offer a “free-look period” of typically 30 days, during which the purchaser of the product may cancel and receive a full refund. Furthermore, in certain states, death benefits under pre-funded funeral insurance products must grow with the Consumer Price Index.

Insurance Holding Company Statutes

      Although as a holding company, Assurant, Inc. is not regulated as an insurance company, we own capital stock in insurance subsidiaries and therefore are subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of our insurance subsidiaries. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes as well as other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

Insurance Regulation Concerning Dividends

      The payment of dividends to us by any of our insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by formula, which varies by state. The formula for more than half of the states in which our subsidiaries are domiciled is the greater of (i) 10% of the statutory surplus as of the end of the prior year or (ii) the prior year’s statutory net income. In the remaining states in which our subsidiaries are domiciled, the formula is the lesser amount of clauses (i) and (ii). Some states, however, have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. As part of the regulatory approval process for the acquisition of ABIG in 1999, we entered into an agreement with the Florida Insurance Department pursuant to which ABIC and ABLAC have agreed to limit the amount of ordinary dividends they would pay to us to an amount no greater than 50% of the amount otherwise permitted under Florida law. This agreement expires in August 2004. In addition, we entered into an agreement with the New York Insurance Department as part of the regulatory approval process for the merger of Bankers American Life Assurance Company, one of our New York-domiciled insurance subsidiaries, into First Fortis Life Insurance Company in 2001 pursuant to which First Fortis Life Insurance Company agreed not to pay any dividends to us until fiscal year 2004. No assurance can be given that there will not be further regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that our subsidiaries could pay to us in 2003 without regulatory approval was approximately $290 million, of which approximately $99.5 million had been paid as of December 31, 2003.

Statutory Accounting Practices (SAP)

      SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

      GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

      Statutory accounting practices established by the NAIC and adopted, for the most part, by the various state insurance regulators determine, among other things, the amount of statutory surplus and statutory net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

Assessments for Guaranty Funds

      Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 3% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. A portion of these payments is recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful. These assessments are expected to increase in the future as a result of recent insolvencies.

Insurance Regulations Concerning Change of Control

      Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by the state insurance commissioner of any change in control of an insurance company that is domiciled, or, in some cases, having such substantial business that it is deemed to be commercially domiciled, in that state. Prior to granting such approval, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in the states listed in the “General” section above. “Control” is generally presumed to exist through the ownership of 10% (5% in the case of Florida, in which certain of our insurance subsidiaries are domiciled) or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of common stock representing 10% (5% in the case of Florida) or more of the voting power of our capital stock will be presumed to have acquired control of our domestic insurance subsidiaries unless, following application by that purchaser in each insurance subsidiary’s state of domicile, the relevant insurance commissioner determines otherwise.

      In addition to these filings, the laws of many states contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company admitted to transact business in that state. While these pre-notification statutes do not authorize the state agency to disapprove the change of control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the acquisition.

      Any future transactions that would constitute a change in control of any of our insurance subsidiaries would generally require prior approval by the insurance departments of the states in which our insurance subsidiaries are domiciled or commercially domiciled and may require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which such insurance subsidiaries are admitted to transact business. Regulatory approval for a change of control may also be required in one or more of the foreign jurisdictions in which we have insurance subsidiaries.

      These requirements may deter, delay or prevent transactions affecting the control of our common stock, including transactions that could be advantageous to our stockholders.

Insurance Regulatory Information System

      The NAIC Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established “usual range” of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

      A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded. These inquiries have not led to any restrictions affecting our operations.

     Risk-Based Capital (RBC) Requirements

      In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to implement RBC requirements for life and health insurers, for property and casualty insurers, and, most recently, for health organizations. These formulas and model laws are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.

      Under laws adopted by individual states, insurers having less total adjusted capital generally, as defined by the National Association of Insurance Commissioners (NAIC), than that required by the relevant RBC formula will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC laws provide for four levels of regulatory action. The extent of regulatory intervention and action increases as the ratio of total adjusted capital to RBC falls. The first level, the company action level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount (or below 250%, when the insurer has a “negative trend” as defined under the RBC laws if the insurer is a life and health insurer). The second level, the regulatory action level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the RBC amount. The third level, the authorized control level, authorizes the relevant insurance commissioner to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer, which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount. The fourth action level is the mandatory control level, which requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the RBC amount.

      The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2003, all of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

Federal Regulation

General

      In 1945, the U.S. Congress enacted the McCarran-Ferguson Act which declared the regulation of insurance to be primarily the responsibility of the individual states. Although repeal of McCarran-Ferguson is debated in the U.S. Congress from time to time, the federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including healthcare, pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation, do affect the insurance business.

Federal Securities Regulation of Fortis Variable Insurance Product Business

      Two of our subsidiaries, Fortis Benefits Insurance Company and First Fortis Life Insurance Company, are subject to various federal securities regulations because they have been involved in the issuance of variable insurance products that are required to be registered as securities under the Securities Act of 1933, as amended (Securities Act). These registered insurance contracts, which are no longer being sold, have been 100% reinsured with The Hartford through modified coinsurance agreements. The Hartford now administers this closed block of business pursuant to a third-party administration agreement. Nevertheless, because these two subsidiaries are still considered the issuers of the products, they are subject to regulation by the SEC. As a result, they must file periodic reports under the Securities Exchange Act of 1934, as amended (Exchange Act) and are periodically examined for compliance with applicable federal securities laws by the SEC.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA)

      As with other lines of insurance, the regulation of health insurance historically has been within the domain of the states. However, HIPAA and the implementing regulations promulgated thereunder by the Department of Health and Human Services impose new obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. Most of the insurance reform provisions of HIPAA became effective for plan years beginning on or after July 1, 1997.

      HIPAA also establishes new requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of these HIPAA regulations and expect to continue to incur costs to achieve and to maintain compliance. We have been working diligently to comply with these regulations in the time periods required. However, there can be no assurances that we will achieve such compliance with all of the required transactions or that other entities with which we interact will take appropriate action to meet the compliance deadlines. Moreover, as a consequence of these new standards for electronic transactions, we may see an increase in the number of health care transactions that are submitted to us in paper format, which could increase our costs to process medical claims.

      HIPAA is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

The Terrorism Risk Insurance Act

      On November 26, 2002, the Terrorism Risk Insurance Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such an increase. It should be noted that an “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Secretary of the Treasury must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. The law expires automatically at the end of 2005.

      The Terrorism Risk Insurance Act required the U.S. Secretary of the Treasury to conduct an expedited study as to whether or not group life insurance should be covered under the law. Based on the study, the Secretary concluded that inclusion of group life insurance was not appropriate.

      We have a geographically diverse block of group life business and have secured limited reinsurance protection against catastrophic losses in our group life product line. Nevertheless, we are exposed to the risk of substantial group life losses from a catastrophe, including a terrorist act.

      Given that our property and casualty insurance products primarily cover personal residences and personal property, we do not believe our property and casualty exposure to terrorist acts to be significant.

USA PATRIOT Act

      On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. Among its many provisions the law requires that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations proposed by the U.S. Treasury Department. Proposed Treasury regulations governing portions of our life insurance business would require us to develop and implement procedures designed to detect and prevent money laundering and terrorist financing. We remain subject to U.S. regulations that prohibit business dealings with entities identified as threats to national security. We have licensed software to enable us to detect and prevent such activities in compliance with existing regulations and we are developing policies and procedures designed to comply with the proposed regulations should they come into effect.

      There are significant criminal and civil penalties that can be imposed for violation of the aforementioned Treasury regulations. We believe that the steps we are taking to comply with the current regulations and to prepare for compliance with the proposed regulations should be sufficient to minimize the risks of such penalties.

Gramm-Leach-Bliley Act

      On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer’s state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker. Privacy provisions of the Act became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require us to make full disclosure of our privacy policies to our customers.

Regulation by the Federal Reserve Board

      Fortis Bank, which is a subsidiary of Fortis, obtained approval in 2002 from state banking authorities and the Federal Reserve Board to establish branch offices in Connecticut and New York. By virtue of the opening of these offices, the U.S. operations of Fortis, including our operations, became subject to the nonbanking prohibitions of Section 4 of the BHCA. In order to continue to operate its U.S. nonbanking operations, including the insurance activities conducted by our subsidiaries, Fortis notified the Federal Reserve Board of its election to be a financial holding company for purposes of the BHCA and the Federal Reserve Board’s implementing regulations in Regulation Y. Pursuant to Fortis’ status as a financial holding company, Fortis and its subsidiaries, including our subsidiaries, are permitted to engage in nonbanking activities in the United States that are “financial in nature” or “incidental to a financial activity” as defined in Section 4(k) of the BHCA and in Regulation Y. In particular, Fortis’ status as a financial holding company permits Fortis to engage in the United States in both banking activities through the U.S. branches of Fortis Bank and insurance activities through our subsidiaries. Activities that are “financial in nature” include, among other things, insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent or broker for purposes of the foregoing.

      Fortis will continue to qualify as a financial holding company so long as Fortis Bank remains “well capitalized” and “well managed” as those terms are defined in Regulation Y. Generally, Fortis Bank will be considered “well capitalized” if it maintains tier 1 and total risk-based capital ratios of at least 6% and 10%, respectively, and will be considered “well managed” if it has received at least a satisfactory composite rating of its U.S. branch operations at its most recent examination. As a general matter, as long as Fortis controls us within the meaning of the BHCA or owns more than 5% of any class of our voting shares, the BHCA does not permit us to engage in nonfinancial activities such as manufacturing, distribution of goods and real estate development except to the extent that another exemption under the BHCA, such as the merchant banking exemption, is available. If the Federal Reserve Board were to determine that any of our existing activities were not insurance activities or not otherwise financial in nature or not incidental to such activities, or if Fortis lost and was unable to regain its financial holding company status, we could be required to restructure our operations or divest some of these operations, which could result in increased costs and reduced profitability.

      The Federal Reserve Board oversees all of Fortis’ direct and indirect U.S. subsidiaries for compliance with the BHCA, including our Company. Our Company will be considered a subsidiary of Fortis so long as Fortis owns 25% or more of any class of our voting shares or otherwise controls us within the meaning of the BHCA. In addition, even if we are not a subsidiary of Fortis, the nonfinancial activities restrictions of the BHCA and Regulation Y (discussed above) would continue to apply so long as Fortis owned more than 5% of any class of our voting shares and another BHCA exemption, such as the merchant banking exemption, is not available.

Legislative Developments

      Legislation has been introduced in the U.S. Congress that would allow state-chartered and regulated insurance companies, such as our insurance subsidiaries, to choose instead to be regulated exclusively by a federal insurance regulator. We do not believe that such legislation will be enacted during the current Congressional term.

      Numerous proposals to reform the current health care system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in health care policy could significantly affect our business. For example, federally mandated, comprehensive major medical insurance, if proposed and implemented, could partially or fully replace some of our current products. Furthermore, legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.

      In addition, the U.S. Congress is considering the expansion of risk retention groups, which were originally established in 1986 to address the lack of available product liability insurance. Risk retention groups may be chartered in a state with favorable regulations and then proceed to do business in any state, even though insurance companies competing in the other states may be subject to more stringent regulations. This is a continuing risk to the extended service contract business at Assurant Solutions.

      There is also legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumer customers of financial institutions. Legislation in the United States or other jurisdictions could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.

      The NAIC and individual states have been studying small face amount life insurance for the past two years. Some initiatives that have been raised at the NAIC include further disclosure for small face amount policies and restrictions on premium to benefit ratios. The NAIC is also studying other issues such as “suitability” of insurance products for certain customers. This may have an effect on our pre-funded funeral insurance business. Suitability requirements such as a customer assets and needs worksheet could extend and complicate the sale of pre-funded funeral insurance products.

      Medical Savings Accounts were created by U.S. Congress as a trial program in 1996. MSAs allow self-employed individuals, as well as employees of small employers (i.e., employers with 50 or fewer employees), to set aside funds on a tax-free basis for the purpose of paying eligible medical expenses, so long as such persons are covered under a high-deductible health insurance policy. MSA health insurance policies have become an important and growing product line for Assurant Health. On December 8, 2003, the Medicare Prescription & Modernization Act was signed into law. This Act includes a provision providing for HSAs. In addition, the House passed a 12-month extension on MSAs, providing a transition period for the continued offering of MSAs.

Foreign Jurisdictions

      A portion of our business is carried on in foreign countries. We have insurance subsidiaries domiciled in Argentina, Brazil, the Dominican Republic, the Turks and Caicos Islands and the United Kingdom. Certain subsidiaries operate in Canada under the branch system. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, our insurance subsidiaries operating in such jurisdictions must satisfy local regulatory requirements. Licenses issued by foreign authorities to our insurance subsidiaries are subject to modification or revocation by such authorities, and these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, we have been allowed to modify our operations to conform with new licensing requirements in most jurisdictions.

      In addition to licensing requirements, our foreign operations are also regulated in various jurisdictions with respect to: currency, policy language and terms, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies.

      Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

Employees

      As of December 31, 2003, we had approximately 12,200 employees. In Assurant Solutions, we have employees in Argentina and Brazil who are represented by labor unions. None of our other employees are subject to collective bargaining agreements governing employment with us or represented by labor unions. We believe that we have an excellent relationship with our employees.

Item 2.	Properties

      We own seven properties, including five buildings that serve as headquarters locations for our operating business segments and two buildings that serve as call centers for Assurant Solutions. Assurant Solutions has headquarters buildings located in Miami, Florida and Atlanta, Georgia. Assurant Solutions call centers are located in Florence, South Carolina and Springfield, Ohio. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. Assurant Preneed’s AMLIC channel has a headquarters building in Rapid City, South Dakota. We lease office space for various offices and service centers located throughout the United States and internationally, including our New York corporate office, Assurant PreNeed’s Independent channel headquarters in Atlanta and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3.	Legal Proceedings

      We are regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that any pending matter will have a material adverse effect on our financial condition or results of operations.

      Assurant Solutions segment is subject to a number of pending actions, primarily in the State of Mississippi, many of which allege that our credit insurance products were packaged and sold with lenders’ products without buyer consent. The judicial climate in Mississippi is such that the outcome of these cases is extremely unpredictable. We have been advised by legal counsel that we have meritorious defenses to all claims being asserted against us. We believe, based on information currently available, that the amounts accrued for any losses are adequate.

      American Bankers Insurance Group (ABIG), part of Assurant Solutions, on behalf of certain subsidiaries, including ABIC and ABLAC, previously entered into a Consent Order and a comprehensive Compliance Plan with 43 participating states relating to compliance with the often disparate state insurance laws, regulations and administrative interpretations which have been difficult to apply to the marketing of ABIG’s credit insurance products through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. In addition to an initial settlement of $12 million, ABIG agreed to a multi-state market conduct examination commencing November 23, 1999, for review of ABIG’s implementation of the Compliance Plan. A final report was issued on December 19, 2001, and ABIG paid a final settlement of $3 million to participating states.

      In February 2002, the State of Minnesota initiated an enforcement action against ABIC and ABLAC, in connection with certain alleged regulatory violations. Thereafter, ABIC and ABLAC filed suit in Minnesota state court seeking to enjoin the enforcement action because the alleged regulatory matters included within the enforcement action were resolved as a part of the above-described Consent Order and Compliance Plan to which Minnesota was a party. In February 2003, the State of Minnesota, ABIC and ABLAC reached a final settlement of all matters included within the enforcement action and the separate state court action filed by ABIC and ABLAC. Pursuant to the settlement, ABIC and ABLAC each agreed to pay $100,000 to the State of Minnesota and agreed to compensate the state for its investigative costs, which totaled $1.8 million. In addition, ABIC and ABLAC agreed to stop selling insurance in Minnesota for five years, though they could apply for reinstatement in 20 months. Other member companies of the Assurant Solutions segment with product lines that overlap those offered by ABIC and ABLAC currently remain authorized to do business in the State of Minnesota. We do not believe that the effect of the settlement during the next five years will have a material impact on our financial condition or results of operations.

      On October 1, 2003, a grand jury in Mower County, Minnesota issued an indictment of ABIC and two corporate officers of the Assurant Solutions segment. The indictment alleges that ABIC and its two named corporate officers each violated the Minnesota Fair Campaign Practices Act in connection with two contributions by ABIC to the Republican National State Election Committee totaling $15,000. The maximum penalty for ABIC is a $40,000 fine for each alleged violation and/or forfeiture of ABIC’s license to conduct business in Minnesota. In addition, the maximum monetary penalty for each officer would be $20,000 per violation, which we may reimburse under certain circumstances. Other member companies of the Assurant Solutions segment with product lines that overlap those offered by ABIC remain authorized to conduct business in the State of Minnesota. ABIC believes that it has meritorious defenses to the claims being asserted against it, and we believe, based on information currently available, that any liabilities that could result are not expected to have a material effect on our financial condition or results of operations.

      In addition, one of our subsidiaries, American Reliable Insurance Company (ARIC), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to other reinsurers (retrocessionaires). ARIC ceased writing such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitration and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, our exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. We believe, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. The inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future, would be on favorable terms, makes it difficult to predict the outcomes with certainty.

      As a result of regulatory scrutiny of our industry practices or our businesses, such as examinations of race-based premiums charged in the past by two of our acquired subsidiaries, it is possible that we may be subject to legal proceedings in the future relating to those practices and businesses. See “Item 1 — Business — Regulation.”

Item 4.	Submission of Matters to a Vote of Security Holders

      At a Special Meeting of our then sole stockholder, Fortis, Inc., held on October 15, 2003, the following matters were brought before and voted upon by our sole stockholder with the number of votes as indicated below:

1. A proposal to approve the establishment and maintenance of the Assurant, Inc. 2004 Long-Term Incentive Plan, Assurant, Inc. 2004 Employee Stock Purchase Plan, Assurant, Inc. Executive Management Incentive Plan and Assurant, Inc. Directors Compensation Plan.

	Against or		Broker
For	Withheld	Abstain	Non-votes

100	0	0	0

2. A proposal to approve and adopt the merger agreement between Assurant, Inc. and Fortis, Inc., providing for the redomestication of Fortis, Inc. to the State of Delaware pursuant to a merger of Fortis, Inc. with and into Assurant, Inc.

	Against or		Broker
For	Withheld	Abstain	Non-votes

100	0	0	0

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price

      Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol “AIZ” on February 5, 2004. Prior to such date, there was no established public trading market for our common stock. On March 1, 2004, the closing price of our common stock on the NYSE was $25.80.

Holders

      As of March 1, 2004, there were approximately 14,900 holders of record of our common stock, and we estimate that there were approximately 38 beneficial owners of our common stock.

Preferred Stock

      Our board of directors has the authority, without further action of our stockholders, to issue up to 200,000,000 shares of preferred stock, par value $1.00 per share, in one or more series and to fix the powers, preferences, rights and qualifications, limitations or restrictions thereof, which may include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designations of the series.

      As of March 1, 2004, we have designated two series of mandatorily redeemable preferred stock: Series B, of which 19,160 shares were outstanding; and Series C, of which 5,000 shares were outstanding. All of such outstanding shares have a liquidation price of $1,000 per share and rank senior to our common stock with respect to the right to receive dividends and to receive distributions upon the liquidation, dissolution or winding up of Assurant, Inc. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 4.0% per share per annum, multiplied by the $1,000 per share liquidation price, and holders of the Series C Preferred Stock are entitled to receive dividends at the rate of 4.5% per share per annum, multiplied by the $1,000 per share liquidation price. All dividends are payable in arrears on a quarterly basis. Any dividend that is not paid on a specified dividend payment date with respect to a share of such Preferred Stock shall be deemed added to the liquidation price of such share for purposes of computing the future dividends on such share, until such delinquent dividend has been paid in full.

      Holders of the Series B Preferred Stock may elect to have any or all of their shares redeemed by us at any time after April 1, 2002 and we must redeem all shares of the Series B Preferred Stock no later than July 1, 2017. Holders of the Series C Preferred Stock may elect to have any or all of their shares redeemed by us at any time after the earlier of (i) April 1, 2022, and (ii) certain specified events, and we must redeem all shares of the Series C Preferred Stock no later than July 1, 2027. We also have the right and the obligation to redeem the Series B Preferred Stock and Series C Preferred Stock upon the occurrence of certain specified events. The redemption price in all cases shall equal the $1,000 per share liquidation price plus all accumulated and unpaid dividends. We are not required to establish any sinking fund or similar funds with respect to such redemptions.

      None of the shares of Series B Preferred Stock or Series C Preferred Stock are convertible into common stock or any other equity security of Assurant, Inc. However, holders of the Series B Preferred Stock and Series C Preferred Stock are entitled to one vote per share owned of record on all matters voted upon by Assurant, Inc. stockholders, voting with the holders of common stock as a single class, and not as a separate class or classes. The shares of Series B Preferred Stock and Series C Preferred Stock are subject to certain restrictions on transferability, and we have the right of first refusal to acquire the shares if any holder thereof desires to make a transfer not otherwise permitted by the terms thereof.

Dividend Policy

      Our board of directors currently intends to authorize the payment of a dividend of $0.07 per share of common stock per quarter to our stockholders of record beginning in the second quarter of 2004. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our board of directors deems relevant.

      We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks Relating to Our Company — The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.” For the calendar year 2003, the maximum amount of dividends that our subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval was approximately $290 million, of which approximately $99.5 million had been paid as of December 31, 2003. In addition, as part of the regulatory approval process for the acquisition of ABIG in 1999, we entered into an agreement with the Florida Insurance Department pursuant to which two of our subsidiaries, ABIC and ABLAC, have agreed to limit the amount of ordinary dividends they would pay to us to an amount no greater than 50% of the amount otherwise permitted under Florida law. This agreement expires in August 2004. One of our subsidiaries, First Fortis Life Insurance Company, also entered into an agreement with the New York Insurance Department as part of the regulatory approval process for the merger of Bankers American Life Assurance Company into First Fortis Life Insurance Company in 2001 pursuant to which First Fortis Life Insurance Company has agreed not to pay any ordinary dividends to us until fiscal year 2004.

      In addition, payments of dividends on the Common Stock are subject to the preferential rights of the Series B and Series C Preferred Stock described above, as well as any other outstanding series of preferred stock that our board of directors may create from time to time. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our credit facilities, see “Item 1 — Business — Regulation — United States — State Regulation — Insurance Regulation Concerning Dividends” and “— Statutory Accounting Practices (SAP)” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      In addition, our $500 million senior revolving credit facility restricts payments of dividends in the event that an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility. The revolving credit facility provides for general events of default including: failure to pay principal of or interest on any loans under the revolving credit facility; failure to perform or comply with any convenant; breach of any representations or warranties made; default in the performance or compliance with any term that is not remedied or waived within a specified period of time; loss of any insurance license or certain regulatory actions if such action would reasonably be expected to have a material adverse effect; acceleration of or failure to make payments in respect of debt exceeding a specified amount subject to any applicable grace period, or any breach or default with respect to any other material term of such debt; judgment defaults in excess of a specified amount; certain events of bankruptcy or dissolution; and failure to comply with certain ERISA matters. In addition, events of default include the acquisition of more than 30% of our voting power and/or equity securities by any person or group (other than the existing control group).

Recent Sales of Unregistered Securities

      During the period from 2000 to 2003, pursuant to the Assurant Investment Plan, the Company granted to key employees, in exchange for all or a portion of such employees’ eligible compensation, options to purchase shares or other equity interests in certain third-party mutual funds, which shares or other equity interests have been registered under the Securities Act. The option grants were made by the Company in reliance on the exemptions from the registration requirements of the Securities Act provided by (a) Rule 701 under the Securities Act as issuances by a company not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), pursuant to a written compensatory benefit plan of such company established for its directors and senior employees, and/or (b) Section 4(2) of the Securities Act as issuances to a limited number of sophisticated investors in transactions not involving any public offering.

Item 6.	Selected Financial Data

Five-Year Summary of Selected Financial Data Assurant, Inc.

	As of and for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except share amounts and per share data)
Consolidated Statement of Operations Data:
Revenues
Net earned premiums and other considerations	$6,156,772	$5,681,596	$5,242,185	$5,144,375	$4,508,795
Net investment income	607,313	631,828	711,782	690,732	590,487
Net realized gains (losses) on investments	1,868	(118,372)	(119,016)	(44,977)	13,616
Amortization of deferred gain on disposal of businesses	68,277	79,801	68,296	10,284	—
Gain on disposal of businesses	—	10,672	61,688	11,994	—
Fees and other income	231,983	246,675	221,939	399,571	357,878

Total revenues	7,066,213	6,532,200	6,186,874	6,211,979	5,470,776
Benefits, losses and expenses
Policyholder benefits	3,657,763	3,435,175	3,240,091	3,208,054	3,061,488
Amortization of deferred acquisition costs and value of business acquired	909,149	876,185	875,703	766,904	494,000
Underwriting, general and administrative expenses	1,919,989	1,732,047	1,619,765	1,801,196	1,649,811
Amortization of goodwill	—	—	113,300	106,773	57,717
Interest expense	1,175	—	14,001	24,726	39,893
Distributions on preferred securities of subsidiary trusts	112,958	118,396	118,370	110,142	53,824
Interest premium on redemption of preferred securities of subsidiary trusts	205,822	—	—	—	—

Total benefits, losses and expenses	6,806,856	6,161,803	5,981,230	6,017,795	5,356,733
Income before income taxes and cumulative effect of change in accounting principle	259,357	370,397	205,644	194,184	114,043
Income taxes	73,705	110,657	107,591	104,500	57,657

Net income before cumulative effect of change in accounting principle	$185,652	$259,740	$98,053	$89,684	$56,386
Cumulative effect of change in accounting principle	—	(1,260,939)	—	—	—

Net income (loss)	$185,652	$(1,001,199)	$98,053	$89,684	$56,386

Per Share Data:
Net income before cumulative effect of change in accounting principle	$1.70	$2.38	$0.90	$0.85	$0.85
Net income (loss) per share	$1.70	$(9.17)	$0.90	$0.85	$0.85
Weighted average of basic and diluted shares of common stock outstanding(1)	109,222,276	109,222,276	109,222,276	104,915,373	66,122,451
Dividends per share:
Common Stock	$1.66	$.38	$1.00	$.20	$—

	As of and for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except share amounts and per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$11,881,802	$10,694,772	$10,319,117	$10,750,554	$10,110,136
Total assets	23,728,319	22,279,055	24,559,157	24,115,139	22,216,730
Policy liabilities(2)	12,881,796	12,388,623	12,064,643	11,534,891	10,336,265
Debt	1,750,000	—	—	238,983	1,007,243
Mandatorily redeemable preferred securities of subsidiary trusts(3)	196,224	1,446,074	1,446,074	1,449,738	889,850
Mandatorily redeemable preferred stock	24,160	24,660	25,160	25,160	22,160
Total shareholder’s equity	2,632,103	2,555,059	3,452,405	3,367,768	3,164,297
Per Share Data:
Total book value per share(4)	$24.10	$23.39	$31.61	$32.10	$47.86

(1)	Reflects only the following events as if such events had occurred at the beginning of the period indicated:

• the exchange of each share of Class A Common Stock of Fortis, Inc. for 10.75882039 shares of Common Stock of Assurant, Inc. in the merger for the purpose of redomestication; and

• the automatic conversion of the shares of Class B Common Stock and Class C Common Stock issued in the merger in accordance with their terms simultaneously with the closing of the IPO into an aggregate of 25,841,418 shares of Common Stock of Assurant, Inc. for all of the outstanding Class B Common Stock and Class C Common Stock based on the public offering price of $22 a share.

(2)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.

(3)	The proceeds from the sale of each of these securities were used by the applicable subsidiary trusts to purchase our subordinated debentures, which are eliminated upon consolidation. See “Certain Relationships and Related Transactions.”

(4)	Based on total stockholders’ equity divided by weighted average of basic and diluted shares of common stock outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “— Risk Factors” and “Forward-Looking Statements.”

General

      We pursue a differentiated strategy of building leading positions in specialized market segments for insurance products and related services in North America and selected other markets. We provide: creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration; credit insurance; warranties and extended service contracts; individual health and small employer group health insurance; group dental insurance; group disability insurance; group life insurance and pre-funded funeral insurance.

      The markets we target are generally complex, have a relatively limited number of competitors and, we believe, offer attractive profit opportunities.

      We report our results through five segments: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant PreNeed and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and interest income from excess surplus of insurance subsidiaries not allocated to other segments. The Corporate and Other segment includes the results of operations of FFG from January 1, 2001 to March 31, 2001 (the period prior to its disposition). The Corporate and Other segment also includes the amortization of deferred gains associated with the portions of the sales of FFG and LTC. FFG and LTC were sold through reinsurance agreements as described below.

Critical Factors Affecting Results

      Our profitability depends on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on invested assets and our ability to manage our expenses. As such, factors affecting these items may have a material adverse effect on our results of operations or financial condition.

Revenues

      We derive our revenues primarily from the sale of our insurance policies and, to a lesser extent, fee income by providing administrative services to certain clients. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income. In late 2000, the majority of our credit insurance clients began a transition from the purchase of our credit insurance products from which we earned premium revenue to debt protection administration programs, from which we earn fee income. Debt protection administration programs include services for non-insurance products that cancel or defer the required monthly payment on outstanding loans when covered events occur.

      Our premium and fee income is supplemented by income earned from our investment portfolio. We recognize revenue from interest payments, dividends and sales of investments. Our investment portfolio is currently primarily invested in fixed maturity securities. Both investment income and realized capital gains on these investments can be significantly impacted by changes in interest rates.

      In addition, Assurant PreNeed generally writes whole life insurance policies with increasing death benefits and obtains much of its profits through interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies. As of December 31, 2003, approximately 81% of Assurant PreNeed’s in force insurance policy reserves relate to policies that provide for death benefit growth, some of which provide for minimum death benefit growth pegged to changes in the Consumer Price Index. In extended periods of declining interest rates or high inflation, there may be compression in the spread between Assurant PreNeed’s death benefit growth rates and its investment earnings. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition.

Expenses

      Our expenses primarily consist of policyholder benefits, underwriting, general and administrative expenses, and distributions on preferred securities of subsidiary trusts.

      Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (DAC) and value of businesses acquired (VOBA) and general operating expenses. For a description of DAC and VOBA, see Notes 2, 18 and 19 of the Notes to Consolidated Financial Statements included elsewhere in this report.

      Our profitability depends in large part on accurately predicting benefits, claims and other costs, including medical and dental costs. It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts. Changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our business, results of operations and financial condition.

      In addition, in December 2003 and January 2004, we redeemed all of the mandatorily redeemable preferred securities of subsidiary trusts for a redemption price equal to their aggregate liquidation amount plus accrued and unpaid interest to the date of redemption and aggregate premium of approximately $206 million, all of which was expensed in the fourth quarter of 2003. We entered into the senior bridge credit facilities described under “— Liquidity and Capital Resources” in connection with these redemptions.

Regulation

      Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. For example, some states have imposed new time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain “unfair payment practices.” If we were to be unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

      For other factors affecting our results of operations or financial condition, see “— Risk Factors.”

Acquisitions and Dispositions of Businesses

      Our results of operations were affected by the following transactions:

      On October 10, 2002, we sold the Peer Review and Analysis division (PRA) of CORE, Inc. (CORE) to MCMC, LLC, an independent provider of medical analysis services. No gain or loss was recognized on the sale of PRA.

      On June 28, 2002, we sold our 50% ownership in Neighborhood Health Partnership (NHP) to NHP Holding LLC. We recorded pre-tax gains on sale of $11 million, which was included in the Corporate and Other segment.

      On December 31, 2001, we acquired Protective Life Corporation’s Dental Benefits Division (DBD), including the acquisition through reinsurance of Protective’s indemnity dental, life and disability business and its prepaid dental subsidiaries. Total revenues of $305 million and income after tax of $15 million were generated by the DBD operations for the year ended December 31, 2002. DBD is included in Assurant Employee Benefits.

      On July 12, 2001, we acquired CORE, a national provider of employee absence management services. Total revenues of $31 million and income after tax of $0.2 million were generated by the CORE operations from July 12, 2001 through December 31, 2001, as compared to total revenues of $66 million and income after tax of $3 million in 2002. CORE is included in Assurant Employee Benefits.

      On April 2, 2001, we sold our FFG business to The Hartford primarily through a reinsurance arrangement. Total revenues of $146 million and income after tax of $8 million were generated by the FFG operations for the three months ended March 31, 2001, compared to total revenues of $669 million and income after tax of $65 million during 2000. FFG included certain individual life insurance policies, investment-type annuity contracts and mutual fund operations. The sale of the mutual fund operations resulted in $62 million of pre-tax gains. The sale via reinsurance of the individual life insurance policies and investment-type annuity contracts resulted in $558 million of pre-tax gains, which were deferred upon closing and are being amortized over the remaining life of the contracts. All activities related to FFG are included in the Corporate and Other segment. See “— Critical Accounting Policies.”

      Prior to April 2, 2001, FFG had issued variable insurance products that are required to be registered as securities under the Securities Act. Variable insurance refers to an investment oriented life insurance policy that offers fixed premiums and a minimum death benefit as well as providing a return linked to an underlying portfolio of securities. These registered insurance contracts, which we no longer sell, have been 100% reinsured with The Hartford through modified coinsurance agreements. The Hartford administers this closed block of business pursuant to a third party administration agreement. Since this block of business was sold through modified coinsurance agreements, separate account assets and separate account liabilities associated with these products continue to be reflected in our financial statements. See the line items entitled “Assets held in separate accounts” and “Liabilities related to separate accounts” in our consolidated balance sheets. The liabilities created by these variable insurance policies are tied to the performance of underlying investments held in separate accounts of the insurance company that originally issued such policies. While we own the separate account assets, the laws governing separate accounts provide that the income, gains and losses from assets in the separate account are credited to or charged against the separate account without regard to other income, gains or losses of the insurer. Further, the laws provide that the separate account will not be charged with liabilities arising out of any other business the insurer may conduct. The result of this structure is that the assets held in the separate account correspond to and are equal to the liabilities created by the variable insurance contracts. At December 31, 2003, we had separate account assets and liabilities of $3,805 million compared to $4,809 million on April 2, 2001, the date of the FFG sale.

      Comparing our results from period to period requires taking into account these acquisitions and dispositions. For a more detailed description of these acquisitions and dispositions, see Notes 3 and 4 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Policies

      There are certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. In addition, if factors such as those described above or in “— Risk Factors” cause actual events to differ from the assumptions used in applying the accounting policies and calculating financial estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

      We believe the following critical accounting policies require significant estimates which, if such estimates are not materially correct, could affect the preparation of our consolidated financial statements.

Premiums

Short Duration Contracts

      Our short duration contracts are those on which we recognize revenue on a pro rata basis over the contract term. Our short duration contracts primarily include: group term life, group disability medical and dental, property and warranty, credit life and disability, extended service contracts and individual medical issued after 2002 in most jurisdictions.

Long Duration Contracts

      Currently, our long duration contracts being sold are pre-funded funeral life insurance and investment-type annuities. For pre-funded funeral life insurance policies, any excess of the gross premium over the net premium is deferred and is recognized in income in a constant relationship with the insurance in force. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances.

      For individual medical contracts sold prior to 2003 and currently in a limited number of jurisdictions and traditional life insurance contracts sold by Assurant PreNeed that are no longer offered, revenue is recognized when due from policyholders.

      For universal life insurance and investment-type annuity contracts sold by Assurant Solutions that are no longer offered, revenues consist of charges assessed against policy balances.

      Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded to The Hartford and John Hancock, respectively.

Reinsurance Assumed

      Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Fee Income

      We primarily derive income from fees received from providing administration services. Fee income is earned when services are performed.

Reserves

      Reserves are established according to generally accepted actuarial principles and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liability and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

      Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

      Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

Short Duration Contracts

      For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (IBNR) reserves for claims where the insured event has occurred but has not been reported to us as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

      For group disability and group life, the case reserves and IBNR are recorded at an amount equal to the net present value of the expected future claims payments. Group long-term disability and group term life waiver of premium reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation. In July 2003, the valuation interest rate was lowered to 5.25% from 6% for group long-term disability and raised to 5.25% from 3.5% for group term life waiver of premium reserves.

      Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policy.

      We have exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1983. This exposure arose from a short duration contract that we discontinued writing many years ago. We carried case reserves for these liabilities as recommended by the various pool managers and bulk reserves for IBNR of $37 million (before reinsurance) and $36 million (after reinsurance) in the aggregate at December 31, 2003. Any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the financial statements, we believe that any changes in reserve estimates for these claims are not reasonably likely to be material. Asbestos, environmental and other general liability claim payments, net of reinsurance recoveries, were $2.9 million, $1.4 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      One of our subsidiaries, (ARIC), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to other reinsurers (retrocessionaires). ARIC ceased writing such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitration and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, our exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. We believe, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. The inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

Long Duration Contracts

      Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered, individual medical contracts sold prior to 2003 or issued in the state of Minnesota and the traditional life insurance contracts within FFG are recorded at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on our experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

      Future policy benefits and expense reserves for pre-funded funeral investment-type annuities, universal life insurance policies and investment-type annuity contracts that are no longer offered, and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

      Future policy benefits and expense reserves for pre-funded funeral life insurance contracts are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned premium reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

Deferred Acquisition Costs (DAC)

      The costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium tax and certain direct marketing expenses.

      A premium deficiency is recognized immediately by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipation of interest income, are not adequate to recover all DAC and related claims, benefits and expenses. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Short Duration Contracts

      DAC relating to property contracts, warranty and extended service contracts and single premium credit insurance contracts are amortized over the term of the contracts in relation to premiums earned.

      Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms of the underlying contracts.

      Acquisition costs on individual medical issued in most jurisdictions after 2002, small group medical, group term life and group disability consist primarily of commissions to agents and brokers, which are level, and compensation to representatives, which is spread out and is not front-end loaded. These costs do not vary with the production of new business. As a result, these costs are not deferred but rather are recorded in the statement of operations in the period in which they are incurred.

Long Duration Contracts

      Acquisition costs for pre-funded funeral life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period.

      For pre-funded funeral investment-type annuities and universal life insurance policies and investment-type annuity contracts that are no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

      Acquisition costs relating to individual medical contracts issued prior to 2003 and currently in a limited number of jurisdictions are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.

      Acquisition costs on the FFG and LTC disposed businesses were written off when the businesses were sold.

Investments

      We regularly monitor our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued and that any impairments are charged against earnings in the proper period. Our methodology to identify potential impairments requires professional judgment.

      Changes in individual security values are monitored on a semi-monthly basis in order to identify potential problem credits. In addition, pursuant to our impairment process, each month the portfolio holdings are screened for securities whose market price is equal to 85% or less of their original purchase price. Management then makes their assessment as to which of these securities are other than temporarily impaired. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Each month the watchlist is discussed at a meeting attended by members of our investment, accounting and finance departments. Each quarter any security whose price decrease is deemed to have been other than temporarily impaired is written down to its then current market level, with the amount of the writedown reflected in our statement of operations for that quarter. Previously impaired issues are also monitored monthly, with additional writedowns taken quarterly if necessary.

      Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional writedowns in future periods for impairments that are deemed to be other-than-temporary. See also “Investments” in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Reinsurance

      Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in our consolidated balance sheets. The ceding of insurance does not discharge our primary liability to our insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

Other Accounting Policies

      For a description of other accounting policies applicable to the periods covered by this report, see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report.

New Accounting Standard

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). Upon adoption of FAS 142, we ceased amortizing goodwill. In addition, we were required to subject our goodwill to an initial impairment test. As a result of FAS 142, we are required to conduct impairment testing on an annual basis and between annual tests if an event occurs or circumstances change indicating a possible goodwill impairment. In the absence of an impairment event, our net income will be higher as a result of not having to amortize goodwill.

      As a result of this initial impairment test, we recognized a non-cash goodwill impairment charge of $1,261 million. The impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge had no impact on cash flows or the statutory-basis capital and surplus of our insurance subsidiaries. We also performed a January 1, 2003 impairment test during the six months ended June 30, 2003 and concluded that goodwill was not further impaired.

      See “New Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report for a description of additional new accounting standards that are applicable to us.

Results of Operations

Consolidated Overview

      The table below presents information regarding our consolidated results of operations:

	For the Year Ended December 31,

	2003	2002	2001

	(In millions)
Revenues:
Net earned premiums and other considerations	$6,157	$5,681	$5,242
Net investment income	607	632	712
Net realized gains (losses) on investments	2	(118)	(119)
Amortization of deferred gain on disposal of businesses	68	80	68
Gain on disposal of businesses	—	11	62
Fees and other income	232	246	222

Total revenues	7,066	6,532	6,187

Benefits, losses and expenses:
Policyholder benefits	(3,657)	(3,435)	(3,240)
Selling, underwriting and general expenses(1)	(2,829)	(2,609)	(2,496)
Amortization of goodwill	—	—	(113)
Interest expense	(1)	—	(14)
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	(113)	(118)	(118)
Interest premiums on redemption of mandatorily redeemable preferred securities of subsidiary trusts	(206)	—	—

Total benefits, losses and expenses	(6,806)	(6,162)	(5,981)

Income before income taxes	260	370	206
Income taxes	(74)	(110)	(108)

Net income before cumulative effect of change in accounting principle	186	260	98

Cumulative effect of change in accounting principle	—	(1,261)	—

Net income (loss)	$186	$(1,001)	$98

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Note:	The table above includes amortization of goodwill in 2001 and the cumulative effect of change in accounting principle in 2002. These items are only included in this Consolidated Overview. As a result, the tables presented under the segment discussions do not total to the same amounts shown on this consolidated overview table. See Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues

      Total revenues increased by $534 million, or 8%, from $6,532 million for the year ended December 31, 2002, to $7,066 million for the year ended December 31, 2003.

      Net earned premiums and other considerations increased by $476 million, or 8%, from $5,681 million for the year ended December 31, 2002, to $6,157 million for the year ended December 31, 2003. The increase in net earned premiums and other considerations is primarily due to increases of $285 million, $175 million, and $23 million in Assurant Solutions, Assurant Health, and Assurant Employee Benefits, respectively, with an offsetting decrease of $9 million in Assurant PreNeed. The increase in Assurant Solutions is due to growth in specialty property and consumer protection products. The increase in Assurant Health is primarily due to increases in individual health insurance business due to membership growth and premium rate increases.

      Net investment income decreased by $25 million, or 4%, from $632 million for the year ended December 31, 2002, to $607 million for the year ended December 31, 2003. The decrease was primarily due to a decrease in investment yields driven by the lower interest rate environment. The yield on average invested assets was 5.61% for the year ended December 31, 2003, as compared to 6.20% for the year ended December 31, 2002.

      Net realized gains (losses) on investments improved by $120 million, or 102%, from net realized losses of $118 million for the year ended December 31, 2002, to net realized gains of $2 million for the year ended December 31, 2003. Net realized gains (losses) on investments are comprised of both other-than-temporary impairments and realized capital gains (losses) on sales of securities. For the year ended December 31, 2003, we had other-than-temporary impairments of $20 million as compared to $85 million for the year ended December 31, 2002. There were no individual impairments in excess of $10 million for the year ended December 31, 2003. Impairments on available for sale securities in excess of $10 million for the year ended December 31, 2002, consisted of an $18 million writedown of fixed maturity investments in NRG Energy, a $12 million writedown of fixed maturity investments in AT&T Canada, and an $11 million writedown of fixed maturity investments in MCI WorldCom. Excluding the effects of other-than-temporary impairments, we recorded an increase in net realized gains of $55 million in the Corporate and Other segment.

      Amortization of deferred gain on disposal of businesses decreased by $12 million, or 15%, from $80 million for the year ended December 31, 2002, to $68 million for the year ended December 31, 2003. The decrease was consistent with the run-off of the businesses ceded to The Hartford and John Hancock.

      Gain on disposal of businesses decreased by $11 million, or 100%, from $11 million for the year ended December 31, 2002 to zero for the year ended December 31, 2003. There were no disposals in 2003. On June 28, 2002, we sold our investment in NHP, which resulted in pretax gains of $11 million.

      Fees and other income decreased by $14 million, or 6%, from $246 million for the year ended December 31, 2002 to $232 million for the year ended December 31, 2003. The decrease was primarily due to $15 million of income recognized in Corporate and Other segment for the year ended December 31, 2002, associated with a settlement true-up of a 1999 sale of a small block of business to a third party and reversal of bad debt allowances due to successful collection of receivables that had been previously written off.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $644 million, or 10%, from $6,162 million for the year ended December 31, 2002 to $6,806 million for the year ended December 31, 2003.

      Policyholder benefits increased by $222 million, or 6%, from $3,435 million for the year ended December 31, 2002, to $3,657 million for the year ended December 31, 2003. The increase was primarily due to increases of $144 million, $95 million, and $8 million in Assurant Solutions, Assurant Health and Assurant PreNeed, respectively, with an offsetting decrease of $24 million in Assurant Employee Benefits. The increase in Assurant Solutions was primarily due to growth in specialty property products, primarily creditor-placed and voluntary homeowners insurance lines of business. The increase in Assurant Health was primarily due to the increase in individual health insurance business, which is consistent with growth in this business.

      Selling, underwriting and general expenses increased by $220 million, or 8%, from $2,609 million for the year ended December 31, 2002, to $2,829 million for the year ended December 31, 2003. The increase was primarily due to increases of $141 million, $43 million, and $11 million in Assurant Solutions, Assurant Health and Assurant Employee Benefits, respectively. The increase in Assurant Solutions was consistent with growth in the specialty property and consumer protection products business. The increase in Assurant Health was primarily due to increases in commissions, amortization of deferred policy acquisition costs and general expenses, which was consistent with the growth in business.

      Distributions on preferred securities of subsidiary trusts decreased by $5 million, or 4%, from $118 million for the year ended December 31, 2002 to $113 million for the year ended December 31, 2003. We redeemed $1,250 million of the mandatorily redeemable preferred securities of subsidiary trusts in mid-December 2003, resulting in lower expenses. We redeemed the remaining $196 million of mandatorily redeemable preferred securities of subsidiary trusts in early January 2004. As a result of the early extinguishment of all the mandatorily redeemable preferred securities of subsidiary trusts we incurred $206 million in interest premiums on redemption of subsidiary trusts for the year ended December 31, 2003 compared to zero in 2002.

Net Income

      Net income increased by $1,187 million, or 119%, from a loss of $1,001 million for the year ended December 31, 2002, to a profit of $186 million for the year ended December 31, 2003.

      Net income before cumulative effect of change in accounting principle for the year ended December 31, 2002 was $260 million. When we adopted FAS 142 in 2002, we recognized a cumulative effect of change in accounting principle which resulted in an expense of $1,261 million in 2002 as compared to zero recognized in 2003.

      Income taxes decreased by $36 million, or 33%, from $110 million for the year ended December 31, 2002, to $74 million for the year ended December 31, 2003. The effective tax rate for 2003 was 28.6% compared to 29.7% in 2002.

Year Ended December 31, 2002 Compared to December 31, 2001

Total Revenues

      Total revenues increased by $345 million, or 6%, from $6,187 million in 2001 to $6,532 million in 2002.

      Net earned premiums and other considerations increased by $439 million, or 8%, from $5,242 million in 2001 to $5,681 million in 2002. Excluding the effect of the various acquisitions and dispositions described above, net earned premiums and other considerations increased mainly due to strong growth in Assurant Solutions primarily as a result of growth in new business and in Assurant PreNeed primarily due to an increase in the average size of policies sold by the AMLIC division.

      Net investment income decreased by $80 million, or 11%, from $712 million in 2001 to $632 million in 2002. The decrease was primarily due to a decrease in achieved investment yields, driven by the lower interest rate environment and a decrease in average invested assets of $290 million. The yield on average invested assets was 6.20% for the year ended December 31, 2002 as compared to 6.83% for the year ended December 31, 2001. This reflected lower yields on fixed maturity securities and commercial mortgages.

      Net realized losses on investments decreased by $1 million, or 1%, from $119 million in 2001 to $118 million in 2002. In 2002, we had other-than-temporary impairments of $85 million, as compared to $78 million in 2001. Impairments of available for sale securities in excess of $10 million in 2002 consisted of an $18 million writedown of fixed maturity investments in NRG Energy, a $12 million writedown of fixed maturity investments in AT&T Canada and an $11 million writedown of fixed maturity investments in MCI WorldCom. Impairments of available for sale securities in excess of $10 million in 2001 consisted of a $22 million writedown of fixed maturity investments in Enron Corp. (Enron).

      Amortization of deferred gain on disposal of businesses increased by $12 million, or 18%, from $68 million in 2001 to $80 million in 2002. The increase was primarily due to a full year of amortization of the deferred gain on the sale of FFG as compared to nine months of amortization in 2001. This deferred gain on sale is discussed in more detail under “— Corporate and Other” below.

      Gain on disposal of businesses decreased by $51 million, or 82%, from $62 million in 2001 to $11 million in 2002. The $62 million reflects the gain on the sale of FFG’s mutual fund operations. The $11 million reflected the pre-tax gain on the sale of NHP.

      Fees and other income increased by $24 million, or 11%, from $222 million in 2001 to $246 million in 2002. The increase was primarily due to a full year of fee income from CORE and an increase in fee income from Assurant Solutions, mainly from their credit insurance business transitioning to debt protection administration. In late 2000, the majority of Assurant Solutions’ credit insurance clients began a transition from use of our credit insurance products to debt protection administration programs, from which we earn fee income rather than net earned premiums and where margins are lower than in the traditional credit insurance programs. However, because debt protection administration is not an insurance product, certain costs such as regulatory costs and cost of capital are expected to be eliminated as the transition from credit insurance to debt protection administration services continues. The fees from debt protection administration did not fully compensate for the decrease in credit insurance premiums The increases were partially offset by a $42 million, or 63%, decrease from the Corporate and Other segment due to the sale of FFG (partially through reinsurance), which had $65 million of fee income (generated from mutual fund operations included in such sale) in the first quarter of 2001.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $181 million, or 3%, from $5,981 million in 2001 to $6,162 million in 2002.

      Policyholder benefits increased by $195 million, or 6%, from $3,240 million in 2001 to $3,435 million in 2002. The increase was primarily due to the effects of the acquisitions and dispositions described above. The increases were also partially offset by an $84 million, or 6%, decrease from Assurant Health, primarily due to a higher mix of individual health insurance business, which generally has a lower expected loss ratio relative to small employer group business, disciplined pricing and product design changes. (Loss premiums and other considerations include the amount of net premiums allocable to the expired period of an insurance policy or policies, including fees earned on interest sensitive policies).

      Selling, underwriting and general expenses increased by $113 million, or 5%, from $2,496 million in 2001 to $2,609 million in 2002. Assurant Employee Benefits contributed $106 million of this increase, primarily due to the DBD and CORE acquisitions. This increase was offset by a $65 million decrease in the Corporate and Other segment due to the sale of FFG. Selling, underwriting and general expenses in Assurant Health increased by $50 million, primarily due to an increase in the amortization of DAC and due to costs associated with higher employee compensation and investments in technology. Also, selling, underwriting and general expenses in Assurant PreNeed increased by $17 million, primarily due to an increase in amortization of DAC and VOBA as a result of an increase in sales of single pay policies and increases in general expenses.

      Amortization of goodwill was zero in 2002 compared to $113 million in 2001, as a result of our adoption of FAS 142 as described above.

      Interest expense decreased from $14 million in 2001 to $0 in 2002. In April 2001, we used a portion of the FFG sale proceeds to repay $225 million of outstanding debt owed to Fortis Finance N.V. (Fortis Finance), a wholly owned subsidiary of Fortis.

      Distributions on preferred securities of subsidiary trusts in 2002 remained unchanged from 2001 at $118 million.

Net Income

      Net income decreased by $1,099 million from a profit of $98 million in 2001 to a loss of $1,001 million in 2002.

      Income taxes increased by $2 million, or 2%, from $108 million in 2001 to $110 million in 2002. The effective tax rate for 2002 was 29.7% compared to 52.4% in 2001. The change in the effective tax rate was primarily related to the elimination of amortization of goodwill in 2002.

      When we adopted FAS 142 in 2002, we recognized a cumulative effect (expense) of change in accounting principle of $1,261 million in 2002 as compared to zero recognized in 2001.

Assurant Solutions

Overview

      The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Year Ended December 31,

	2003	2002	2001

	(In millions)
Revenues:
Net earned premiums and other considerations	$2,362	$2,077	$1,906
Net investment income	187	205	218
Fees and other income	129	119	98

Total revenues	2,678	2,401	2,222

Benefits, losses and expenses:
Policyholder benefits	(899)	(755)	(640)
Selling, underwriting and general expenses	(1,590)	(1,449)	(1,444)

Total benefits, losses and expenses	(2,489)	(2,204)	(2,084)

Segment income before income tax	189	197	138
Income taxes	(56)	(65)	(40)

Segment income after tax	$133	$132	$98

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions(1)	$733	$552	$452
Consumer Protection Solutions(2)	1,629	1,525	1,454

Total	$2,362	$2,077	$1,906

(1)	“Specialty Property Solutions” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities.

(2)	“Consumer Protection Solutions” includes an array of debt protection administration services, credit insurance programs and warranties and extended service contracts.

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues

      Total revenues increased by $277 million, or 12%, from $2,401 million for the year ended December 31, 2002, to $2,678 million for the year ended December 31, 2003.

      Net earned premiums and other considerations increased by $285 million, or 14%, from $2,077 million for the year ended December 31, 2002, to $2,362 million for the year ended December 31, 2003. This increase was primarily due to $180 million of additional net earned premiums and other considerations attributable to our special property products, which includes approximately $133 million from our creditor-placed and voluntary homeowners insurance and manufactured housing homeowners insurance lines of business generated from new clients and increased sales growth from our existing clients. Consumer protection products also contributed $105 million in net earned premiums and other considerations primarily from growth in our warranty and extended service contracts business.

      Net investment income decreased by $18 million, or 9%, from $205 million for the year ended December 31, 2002, to $187 million for the year ended December 31, 2003. The average portfolio yield dropped 62 basis points from 5.85% for the year ended December 31, 2002, to 5.23% for the year ended December 31, 2003 due to the lower interest rate environment. The average allocated invested assets increased by approximately 2%.

      Fees and other income increased by $10 million, or 8%, from $119 million for the year ended December 31, 2002, to $129 million for the year ended December 31, 2003, primarily due to the continuing transition of our credit insurance business to our debt protection administration business.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $285 million, or 13%, from $2,204 million for the year ended December 31, 2002, to $2,489 million for the year ended December 31, 2003.

      Policyholder benefits increased by $144 million, or 19%, from $755 million for the year ended December 31, 2002, to $899 million for the year ended December 31, 2003. Our specialty property products accounted for $112 million of the increase primarily due to growth in our creditor-placed and voluntary homeowners insurance lines of business and approximately $18 million of the increase is attributable to various catastrophes ($30 million in 2003 compared to $12 million in 2002). Our consumer protection products also contributed $32 million of the increase primarily due to growth in our warranty and extended service contracts line of business.

      Selling, underwriting and general expenses increased by $141 million, or 10%, from $1,449 million for the year ended December 31, 2002, to $1,590 million for the year ended December 31, 2003. Selling and underwriting expenses increased by $116 million, which consisted of $45 million primarily from our specialty property products due to growth in our creditor-placed and voluntary homeowners insurance and manufactured housing insurance lines. Also, $71 million of the increase was from our consumer protection products due to increased growth in our warranty and extended service contract lines of business. General expenses increased by $25 million, primarily from start up costs related to setting up new clients in the creditor-placed homeowners insurance area and increased business from our warranty and extended service contract products.

Segment Income After Tax

      Segment income after tax increased by $1 million, or 1%, from $132 million for the year ended December 31, 2002, to $133 million for the year ended December 31, 2003. Excluding the decrease in investment income of $13 million after-tax, segment income after tax increased by $14 million, or 11%.

      Income taxes decreased by $9 million, or 14%, from $65 million for the year ended December 31, 2002, to $56 million for the year ended December 31, 2003. This decrease was mainly due to a decrease in pre-tax income and a lower effective tax rate in 2003.

Year Ended December 31, 2002 Compared to December 31, 2001

Total Revenues

      Total revenues increased by $179 million, or 8%, from $2,222 million in 2001 to $2,401 million in 2002.

      Net earned premiums and other considerations increased by $171 million, or 9%, from $1,906 million in 2001 to $2,077 million in 2002. The increase was primarily due to approximately $100 million of additional net earned premiums from our specialty property solutions products, including approximately $86 million from the growth of our creditor-placed and voluntary homeowners insurance, flood insurance and manufactured housing related property coverages. Consumer protection solutions contributed an additional $71 million to the increase in net earned premiums primarily due to the growth of $39 million attributable to our warranty and extended service contracts business and $58 million from an accidental death and dismemberment product, which we started selling in 2001 and stopped selling in 2002. These increases were partly offset by the decrease in credit insurance products as the transition from credit insurance products to debt protection administration programs continued and fees from debt protection administration programs did not fully compensate for the decrease in credit insurance premiums. See “Item 1 — Business — Operating Business Segments — Assurant Solutions — Consumer Protection Solutions.”

      Net investment income decreased by $13 million, or 6%, from $218 million in 2001 to $205 million in 2002. The average portfolio yield dropped 51 basis points from 6.36% in 2001 to 5.85% in 2002 due to the lower interest rate environment. This decrease was partially offset by the reinvestment of tax advantaged investments, such as preferred stock, low-income housing tax credit investments and tax-exempt municipal bonds, into higher yield taxable investments. Also, average allocated invested assets increased by approximately 2%.

      Fees and other income increased by $21 million, or 21%, from $98 million in 2001 to $119 million in 2002, including $13 million in additional fee income resulting from our credit insurance business transitioning to debt protection administration services.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $120 million, or 6%, from $2,084 million in 2001 to $2,204 million in 2002.

      Policyholder benefits increased by $115 million, or 18%, from $640 million in 2001 to $755 million in 2002. Consumer protection solutions benefits contributed $98 million of this increase due primarily to $36 million from the warranty and extended service contracts business and $24 million from an accidental death and disability product. The increase was partly offset by a decrease in benefits in credit insurance products, which related to the decrease in premiums resulting from the transition to debt protection administration products. The growth of our specialty property solutions product lines also contributed a further $17 million to the increase in policyholder benefits in 2002, including approximately $11 million of losses related to Hurricane Lili and Arizona wildfires. In 2001, we had approximately $10 million in losses related to tropical storm Allison.

      Selling, underwriting and general expenses increased by $5 million, or less than 1%, from $1,444 million in 2001 to $1,449 million in 2002. Commissions, taxes, licenses and fees contributed $21 million to the increase. The increase was primarily in our specialty property solutions business from the growth in the creditor-placed homeowners and manufactured housing homeowners insurance products. This increase was offset by a decrease in general expenses of $16 million primarily due to a non-recurring cost incurred in 2001.

Segment Income After Tax

      As a result of the foregoing, segment income after tax increased by $34 million, or 35%, from $98 million in 2001 to $132 million in 2002.

      Income taxes increased $25 million, or 62%, from $40 million in 2001 to $65 million in 2002. The increase was primarily due to a 43% increase in segment income before income tax. The majority of the remaining increase was due to an increase in our effective tax rate primarily due to our decision to reduce our ownership of tax-advantaged investments.

Assurant Health

Overview

      The table below presents information regarding Assurant Health’s segment results of operations:

	For the Year Ended December 31,

	2003	2002	2001

	(In millions except
	membership data)
Revenues:
Net earned premiums and other considerations	$2,009	$1,834	$1,838
Net investment income	49	55	58
Fees and other income	33	23	14

Total revenues	2,091	1,912	1,910

Benefits, losses and expenses:
Policyholder benefits	(1,317)	(1,222)	(1,306)
Selling, underwriting and general expenses	(589)	(546)	(496)

Total benefits, losses and expenses	(1,906)	(1,768)	(1,802)

Segment income before income tax	185	144	108
Income taxes	(64)	(49)	(37)

Segment income after tax	$121	$95	$71

Loss ratio(1)	65.6%	66.6%	71.1%
Expense ratio(2)	28.9%	29.4%	26.8%
Combined ratio(3)	93.3%	95.2%	97.3%
Membership by product line (in thousands):
Individual	761	670	600
Small employer group	376	355	420

Total	1,137	1,025	1,020

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues

      Total revenues increased by $179 million, or 9.0%, from $1,912 million for the year ended December 31, 2002, to $2,091 million for the year ended December 31, 2003.

      Net earned premiums and other considerations increased by $175 million, or 10%, from $1,834 million for the year ended December 31, 2002, to $2,009 million for the year ended December 31, 2003. Net earned premiums attributable to our individual health insurance business increased $156 million due to membership growth and premium rate increases. Net earned premiums attributable to our small employer group health insurance business increased $19 million primarily because we instituted premium rate increases in select small group markets to sufficiently price for the underlying medical costs of existing business and for anticipated future medical trends.

      Net investment income decreased by $6 million, or 11%, from $55 million for the year ended December 31, 2002, to $49 million for the year ended December 31, 2003. There was a 69 basis point decrease in yield on the investment portfolio from 6.43% for the year ended December 31, 2002, to 5.74% for the year ended December 31, 2003, due to the lower interest rate environment. Offsetting the decrease in yield was a 5% increase in average invested assets for the year ended December 31, 2003, over the comparable prior year period.

      Fees and other income increased by $10 million, or 43%, from $23 million for the year ended December 31, 2002, to $33 million for the year ended December 31, 2003, due to additional insurance policy fees and higher fee-based product sales in individual markets, such as sales of our non-insurance health access discount cards.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $138 million, or 8%, from $1,768 million for the year ended December 31, 2002, to $1,906 million for the year ended December 31, 2003.

      Policyholder benefits increased by $95 million, or 8%, from $1,222 million for the year ended December 31, 2002, to $1,317 million for the year ended December 31, 2003. This increase was consistent with the increase in net earned premiums and other considerations. The loss ratio improved 100 basis points from 66.6% for the year ended December 31, 2002, to 65.6% for the year ended December 31, 2003, primarily due to our risk management activities.

      Selling, underwriting and general expenses increased by $43 million, or 8%, from $546 million for the year ended December 31, 2002, to $589 million for the year ended December 31, 2003. Commissions increased by $33 million corresponding to an increase in first year net earned premiums over the prior year. Taxes, licenses and fees decreased by $6 million due to reduced premium tax rates on a portion of the medical premium. Amortization of deferred policy acquisition costs increased by $7 million due to higher sales of individual health insurance products beginning in 2000. General expenses increased by $9 million mainly due to additional spending to improve claims experience. The expense ratio improved 50 basis points from 29.4% for the year ended December 31, 2002, to 28.9% for the year ended December 31, 2003.

Segment Income After Tax

      Segment income after tax increased by $26 million, or 27%, from $95 million for the year ended December 31, 2002, to $121 million for the year ended December 31, 2003.

      Income taxes increased by $15 million, or 31%, from $49 million for the year ended December 31, 2002, to $64 million for the year ended December 31, 2003. The increase was consistent with the 28% increase in segment income before income tax during the year ended December 31, 2003.

Year Ended December 31, 2002 Compared to December 31, 2001

Total Revenues

      Total revenues remained virtually unchanged from 2001 to 2002, at $1,910 million in 2001 as compared to $1,912 million in 2002.

      Net earned premiums and other considerations also remained stable from 2001 to 2002, at $1,838 million in 2001 as compared to $1,834 million in 2002, with an increase of $142 million in 2002 in the net earned premiums attributable to our individual health insurance products being offset by a decrease of $146 million during such year in net earned premiums attributable to our small employer group health insurance products. Net earned premiums attributable to our individual health insurance business increased due to membership growth and premium rate increases. Net earned premiums attributable to our small employer group health insurance business decreased due to declining membership, partially offset by small employer group premium rate increases that we instituted in selected markets to adequately price for the underlying medical costs of existing business and for anticipated future medical trends.

      Net investment income decreased by $3 million, or 5%, from $58 million in 2001 to $55 million in 2002. There was a 96 basis point decrease in yield on the investment portfolio from 7.39% in 2001 to 6.43% in 2002 mainly due to the lower interest rate environment. Partially offset by the decrease in yield was a 7.7% increase in average allocated invested assets in 2002.

      Fees and other income increased by $9 million, or 64%, from $14 million in 2001 to $23 million in 2002 due to additional insurance policy fees and higher fee-based product sales in our individual health insurance business.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses decreased by $34 million, or 2%, from $1,802 million in 2001 to $1,768 million in 2002.

      Policyholder benefits decreased by $84 million, or 6%, from $1,306 million in 2001 to $1,222 million in 2002. This decrease was principally due to a higher mix of individual health insurance business which had a lower loss ratio relative to small employer group health insurance business, primarily due to disciplined pricing and product design changes. The loss ratio improved 450 basis points from 71.1% in 2001 to 66.6% in 2002 due primarily to the higher mix of individual health insurance business, increased premium rates and product design changes.

      Selling, underwriting and general expenses increased by $50 million, or 10%, from $496 million in 2001 to $546 million in 2002. Taxes, licenses and fees increased by $5 million in 2002, or 13%, due to a change in the mix of business by state and legal entity, and the loss of favorable consolidated premium tax return benefits triggered by the disposition of FFG. The amortization of DAC increased by $21 million in 2002, or 49%, due to higher sales of individual health insurance products beginning in 2000. General expenses increased by $34 million in 2002, or 13%, due to investments in technology, higher employee compensation and additional spending to achieve loss ratio improvements. Partially offsetting these increases was a $10 million, or 7%, decrease in commissions due to a higher mix of first year individual health insurance business. Individual health insurance policy acquisition costs are deferred and amortized in subsequent years.

      The expense ratio increased by 260 basis points from 26.8% in 2001 to 29.4% in 2002. This increase was primarily attributable to the higher commissions on the mix of business in individual health insurance, investments in technology, higher employee compensation and additional spending to achieve loss ratio improvements.

Segment Income After Tax

      Segment income after tax increased by $24 million, or 34%, from $71 million in 2001 to $95 million in 2002.

      Income taxes increased by $12 million, or 32%, from $37 million in 2001 to $49 million in 2002. The increase was consistent with the 33% increase in segment income before income tax in 2002.

Assurant Employee Benefits

Overview

      The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Year Ended December 31,

	2003	2002(4)	2001(4)

	(In millions)
Revenues:
Net earned premiums and other considerations	$1,256	$1,233	$934
Net investment income	140	148	144
Fees and other income	54	74	39

Total revenues	1,450	1,455	1,117

Benefits, losses and expenses:
Policyholder benefits	(921)	(945)	(738)
Selling, underwriting and general expenses	(433)	(422)	(316)

Total benefits, losses and expenses	(1,354)	(1,367)	(1,054)

Segment income before income tax	96	88	63
Income taxes	(34)	(31)	(22)

Segment income after tax	$62	$57	$41

Loss ratio(1)	73.3%	76.6%	79.0%
Expense ratio(2)	33.1%	32.3%	32.5%
Premium persistency ratio(3)	79.9%	79.9%	84.3%
Net earned premiums and other considerations by major product groupings:
Group dental	$539	$554	$257
Group disability	461	400	398
Group life	256	279	279

Total	$1,256	$1,233	$934

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The premium persistency ratio is equal to the rate at which existing business for all issue years at the beginning of the period remains in force at the end of the period. The calculations for the years ended December 31, 2002 and 2001 exclude DBD.

(4)	We acquired DBD on December 31, 2001 and CORE on July 12, 2001; therefore, the results of DBD and CORE are included in our Assurant Employee Benefits segment financial results beginning in 2002 and July 2001, respectively.

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues

      Total revenues decreased by $5 million, less than 1%, from $1,455 million for the year ended December 31, 2002, to $1,450 million for the year ended December 31, 2003.

      Net earned premiums and other considerations increased by $23 million, or 2%, from $1,233 million for the year ended December 31, 2002, to $1,256 million for the year ended December 31, 2003. This increase was primarily due to $61 million of additional disability reinsurance premiums assumed from DRMS. Partially offsetting this increase was a $23 million decrease in group life net earned premiums, due to the non-renewal of certain unprofitable business and less new business due to continued pricing discipline. In addition, dental net earned premiums decreased by $15 million, driven by lower sales and the non-renewal of a large account. This resulted in an aggregate premium persistency of 79.9% for 2003, which was unchanged from 2002.

      Net investment income decreased by $8 million, or 5%, from $148 million for the year ended December 31, 2002, to $140 million for the year ended December 31, 2003. There was a 65 basis point decrease in yield on the investment portfolio from 7.04% for the year ended December 31, 2002 to 6.39% for the year ended December 31, 2003 due to the lower interest rate environment. Average invested assets increased by 8% from 2002 to 2003.

      Fees and other income decreased by $20 million, or 27%, from $74 million for the year ended December 31, 2002, to $54 million for the year ended December 31, 2003. The decrease was primarily due to lower fee revenue from CORE due to the sale of PRA.

Total Benefits, Losses and Expenses

      Total benefits, losses, and expenses decreased by $13 million, or 1%, from $1,367 million for the year ended December 31, 2002, to $1,354 million for the year ended December 31, 2003.

      Policyholder benefits decreased by $24 million, or 3%, from $945 million for the year ended December 31, 2002, to $921 million for the year ended December 31, 2003. The decrease was driven by favorable development in disability claims and lower claim volume due to the reduction in dental and group life net earned premiums. In addition, during the third quarter of 2003, we completed reserve studies for the group disability, group life, and group dental products, which concluded that, in the aggregate, these reserves were redundant. Adjustments were made to reserves to reflect current mortality and morbidity experience. In addition, the reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $18 million. The benefits loss ratio improved from 76.6% in 2002 to 73.3% in 2003. Excluding the reserve release discussed above, the benefits loss ratio would have been 74.7% in 2003. This improvement was driven primarily by favorable disability experience.

      Selling, underwriting, and general expenses increased by $11 million, or 3%, from $422 million for the year ended December 31, 2002, to $433 million for the year ended December 31, 2003. The expense ratio increased from 32.3% in 2002, to 33.1% in 2003, primarily due to a $6.2 million write-down of previously capitalized software related to our new administration system.

Segment Income After Tax

      Segment income after tax increased by $5 million, or 9%, from $57 million for the year ended December 31, 2002 to $62 million for the year ended December 31, 2003.

      Income tax expense increased by $3 million, or 10%, from $31 million for the year ended December 31, 2002 to $34 million for the year ended December 31, 2003. The increase was consistent with the 9% increase in segment income before tax.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total Revenues

      Total revenues increased by $338 million, or 30%, from $1,117 million in 2001 to $1,455 million in 2002, substantially all of which was attributable to the acquisition of DBD.

      Net earned premiums and other considerations increased by $299 million, or 32%, from $934 million in 2001 to $1,233 million in 2002. Excluding the $299 million increase in net earned premiums due to the acquisition of DBD, net earned premiums were unchanged at $934 million from 2001 to 2002, primarily because new business was offset by non-renewal of certain unprofitable business. An additional contributing factor was increased pressure on ancillary employee benefits provided by employer groups due to increased medical costs. Premium persistency (excluding the DBD acquisition) decreased by 440 basis points from 84.3% for 2001 to 79.9% for 2002 because of disciplined underwriting and reduced employment in renewed groups.

      Net investment income increased by $4 million from $144 million in 2001 to $148 million in 2002 mainly due to the DBD acquisition. This increase was offset in part by a decrease in investment yields by 36 basis points from 7.52% in 2001 to 7.16% in 2002 due to the lower interest rate environment.

      Fees and other income increased by $35 million, or 90%, from $39 million in 2001 to $74 million in 2002 primarily due to a full year of fee revenue from CORE, which was acquired on July 12, 2001. CORE fee revenue was $66 million in 2002, as compared to the half-year of revenue recorded in 2001 of $31 million.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $313 million, or 30%, from $1,054 million in 2001 to $1,367 million in 2002.

      Policyholder benefits increased by $207 million, or 28%, from $738 million in 2001 to $945 million in 2002. Excluding the $197 million increase related to the acquisition of DBD, policyholder benefits increased by $10 million, or 1%, driven by growth in group dental premiums. Our loss ratio improved 240 basis points from 79.0% in 2001 to 76.6% in 2002. Excluding the effect of the DBD acquisition, the loss ratio in 2002 was 80.1%, which was higher than in 2001 due to slight deterioration in group dental and group life experience.

      Selling, underwriting and general expenses increased by $106 million, or 34%, from $316 million in 2001 to $422 million in 2002 primarily due to the DBD and CORE acquisitions. The expense ratio was virtually unchanged between 2001 and 2002.

Segment Income After Tax

      Segment income after tax increased by $16 million, or 39%, from $41 million in 2001 to $57 million in 2002.

      Income taxes increased by $9 million, or 41%, from $22 million in 2001 to $31 million in 2002. The increase was consistent with the 40% increase in segment income before income tax.

Assurant PreNeed

Overview

      The table below presents information regarding Assurant PreNeed’s segment results of operations:

	For the Year Ended
	December 31,

	2003	2002	2001

	(In millions)
Revenues:
Net earned premiums and other considerations	$529	$538	$507
Net investment income	188	184	179
Fees and other income	5	5	3

Total revenues	722	727	689

Benefits, losses and expenses:
Policyholder benefits	(521)	(513)	(486)
Selling, underwriting and general expenses	(146)	(137)	(120)

Total benefits, losses and expenses	(667)	(650)	(606)

Segment income before income tax	55	77	83
Income taxes	(19)	(27)	(29)

Segment income after tax	$36	$50	$54

Net earned premiums and other considerations by channel:
AMLIC	$283	$293	$278
Independent	246	245	229

Total	$529	$538	$507

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues

      Total revenues decreased by $5 million, or 1%, from $727 million for the year ended December 31, 2002, to $722 million for the year ended December 31, 2003.

      Net earned premiums and other considerations decreased by $9 million, or 2%, from $538 million for the year ended December 31, 2002, to $529 million for the year ended December 31, 2003. The decrease was primarily due to a $10 million decline in our AMLIC channel which was caused by a 24% drop in new face sales from SCI, AMLIC’s principal customer.

      Net investment income increased by $4 million, or 2%, from $184 million for the year ended December 31, 2002, to $188 million for the year ended December 31, 2003. A 8% increase in average invested assets was offset by a 34 basis point decrease in the annualized investment yield, which was 6.91% at December 31, 2002 compared to 6.57% at December 31, 2003. The increase in average invested assets was due to a larger inforce block of business. The rate decline reduced net investment income by $10 million over the comparable prior year period. The decline in yields was due to the lower interest rate environment and the restructuring of the portfolio in 2002 to improve credit quality.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $17 million, or 3%, from $650 million for the year ended December 31, 2002, to $667 million for the year ended December 31, 2003.

      Policyholder benefits increased by $8 million, or 2%, from $513 million for the year ended December 31, 2002, to $521 million for the year ended December 31, 2003. This increase is due to the increase in business written and other factors. A portion of our pre-funded funeral insurance policies use a Consumer Price Index rate credited on policies. The Consumer Price Index rate increased from 1.97% in 2002 to 2.40% in 2003. This increased policyholder benefits by $2 million in 2003. In addition, benefit expense increased $4 million over 2002 levels related to higher customer utilization of an early pay off feature that allows conversions from limited pay policies to single pay policies.

      Selling, underwriting and general expenses increased by $9 million, or 7%, from $137 million for the year ended December 31, 2002, to $146 million for the year ended December 31, 2003. Amortization of DAC and VOBA expense increased $9 million for the year ended December 31, 2003, principally due to a larger in force block of business. Overall general operating expenses before deferral of costs declined $2 million over the comparable prior year period due to expense control. This reduction includes a $0.7 million charge associated with restructuring of the sales force in our independent division. Non deferrable general operating expenses were even with the prior year.

Segment Income After Tax

      Segment income after tax decreased by $14 million, or 28%, from $50 million for the year ended December 31, 2002, to $36 million for the year ended December 31, 2003. This decrease was caused primarily by smaller spreads between investment income earned and the fixed benefits credited to policyholders, increased growth credited on the Consumer Price Index block of business and higher utilization of the early pay off feature.

      Income taxes decreased by $8 million, or 30%, from $27 million for the year ended December 31, 2002, to $19 million for the year ended December 31, 2003, which was consistent with the 28% decrease in segment income before tax.

Year Ended December 31, 2002 Compared to December 31, 2001

Total Revenues

      Total revenues increased by $38 million, or 6%, from $689 million in 2001 to $727 million in 2002.

      Net earned premiums and other considerations increased by $31 million, or 6%, from $507 million in 2001 to $538 million in 2002. The increase was driven by a $15 million increase in net earned premiums in 2002 in our AMLIC channel due to an increase in the average size of the policies sold and increased earned premiums from the independent channel due to increased sales through expansion of pre-need counselors. Policy size increased due to a change in packaging of funerals sold by SCI.

      Net investment income increased by $5 million, or 3%, from $179 million in 2001 to $184 million in 2002. An 8% increase in average allocated invested assets in 2002 resulting from the growth in force policies resulted in additional investment income in 2002. Offsetting the increase in invested assets was a 34 basis point decrease in yield on the investment portfolio from 7.25% in 2001 to 6.91% in 2002 due to the lower interest rate environment and restructuring of the investment portfolio to enhance credit quality. The decline in yields reduced investment income in 2002.

      Fees and other income increased by $2 million, or 66%, from $3 million in 2001 to $5 million in 2002.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $44 million, or 7%, from $606 million in 2001 to $650 million in 2002.

      Policyholder benefits increased by $27 million, or 6%, from $486 million in 2001 to $513 million in 2002. The increase in policyholder benefits was consistent with the increase in business written, partially offset by other factors. A portion of our pre-funded funeral insurance policies uses a Consumer Price Index rate as a growth rate credited on policies. The Consumer Price Index rate decreased from 3.36% in 2001 to 1.97% in

2002. This reduced policyholder benefits by $6 million in 2002. In addition, benefit expense increased by $3 million from 2001 to 2002 related to higher customer utilization of an early pay off feature that allows conversion from limited pay policies to single pay policies.

      Selling, underwriting and general expenses increased by $17 million, or 14%, from $120 million in 2001 to $137 million in 2002. The primary reason for the increase was an increase in amortization of DAC and VOBA of $12 million in 2002, as a result of the increased sales of single pay policies versus plans paid over a three-, five- and ten-year period. The acquisition costs on single pay policies are amortized in the year of issue, thus causing the increase in expense levels in 2002 over 2001. All other expenses increased by $5 million in 2002 from 2001 due primarily to the increase in premiums. Our mix of business has been moving toward more single pay policies relative to multi-pay policies increasing our expenses in any given year.

Segment Income After Tax

      Segment income after tax decreased by $4 million, or 7%, from $54 million in 2001 to $50 million in 2002. This was caused primarily by smaller spreads between our investment yields and rates we credited to our policyholders. Also, profits were lower due to higher utilization of the early pay off feature described above and higher mortality, offset by the lower Consumer Price Index credited growth.

      Income taxes decreased by $2 million, or 7%, from $29 million in 2001 to $27 million in 2002, which was largely consistent with the 7% decrease in segment income before income tax.

Corporate and Other

Overview

      The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and interest income from excess surplus of insurance subsidiaries not allocated to other segments. The Corporate and Other segment includes the results of operations of FFG, from January 1, 2001 to March 31, 2001 (the period prior to its disposition). The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of FFG and LTC.

      The table below presents information regarding Corporate and Other’s segment results of operations:

	For the Year Ended
	December 31,

	2003	2002	2001

	(In millions)
Revenues:
Net earned premiums and other considerations	$—	$—	$58
Net investment income	43	40	112
Net realized gains (losses) on investments	2	(118)	(119)
Amortization of deferred gains on disposal of businesses	68	80	68
Gain on disposal of businesses	—	11	62
Fees and other income	11	25	67

Total revenues	124	38	248

Benefits, losses and expenses:
Policyholder benefits	—	—	(70)
Selling, underwriting and general expenses	(69)	(55)	(120)
Interest expense	(1)	—	(14)
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	(113)	(118)	(118)
Interest premiums on redemption of mandatorily redeemable preferred securities of subsidiary trusts	(206)	—	—

Total benefits, losses and expenses	(389)	(173)	(322)

Segment income before income tax	(265)	(135)	(74)
Income taxes	99	61	21

Segment income after tax	$(166)	$(74)	$(53)

      As of December 31, 2003, we had approximately $393 million (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in force blocks of business ceded to The Hartford and John Hancock. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

      The Corporate and Other segment’s financial results were affected by the April 2, 2001 sale of FFG. Below are the results of FFG that have been included in the Corporate and Other segment from January 1, 2001 through March 31, 2001.

January 1 through
March 31,
2001

(In millions)
Revenues:
Net earned premiums	$49
Net investment income	32
Fees and other income	65

Total revenues	146

Benefits, losses and expenses:
Policyholder benefits	(48)
Selling, underwriting and general expenses	(86)

Total benefits, losses and expenses	(134)

Income before income tax	12
Income taxes	(4)

Income after tax	$8

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues

      Total revenues increased by $86 million, or 226%, from $38 million for the year ended December 31, 2002, to $124 million for the year ended December 31, 2003.

      Net investment income increased by $3 million, or 8%, from $40 million for the year ended December 31, 2002, to $43 million for the year ended December 31, 2003.

      Net realized gains (losses) on investments improved by $120 million, or 102%, from net realized losses of $118 million for the year ended December 31, 2002, to net realized gains of $2 million for the year ended December 31, 2003. In 2003, we had other than temporary impairments of $20 million as compared to $85 million for the year ended December 31, 2002. There were no individual impairments of available for sale securities in excess of $10 million in 2003. Impairments on available for sale securities in excess of $10 million in 2002 consisted of an $18 million writedown of fixed maturity investments in NRG Energy, a $12 million writedown of fixed maturity investments in AT&T Canada and an $11 million writedown of fixed maturity investments in MCI WorldCom. Excluding the effects of other-than-temporary impairments, we recorded an increase in net realized gains of $55 million.

      Amortization of deferred gain on disposal of businesses decreased by $12 million, or 15%, from $80 million for the year ended December 31, 2002, to $68 million for the year ended December 31, 2003. This decrease was consistent with the run-off of the businesses ceded to The Hartford and John Hancock.

      Gains on disposal of businesses decreased by $11 million, or 100%, from $11 million for the year ended December 31, 2002, to zero for the year ended December 31, 2003. On June 28, 2002, we sold our investment in NHP, which resulted in pre-tax gains of $11 million.

      Fees and other income decreased by $14 million, or 56%, from $25 million for the year ended December 31, 2002, to $11 million for the year ended December 31, 2003. The decrease was primarily due to $15 million of income recognized in 2002 associated with a settlement true-up of a 1999 sale of a small block of business to a third party and reversal of bad debt allowances due to successful collection of receivables that had been previously written off.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $216 million, or 125%, from $173 million for the year ended December 31, 2002, to $389 million for the year ended December 31, 2003.

      Selling, underwriting and general expenses increased by $14 million, or 25%, from $55 million for the year ended December 31, 2002, to $69 million for the year ended December 31, 2003. This increase was primarily due to $14 million of consulting and compensation expenses incurred in 2003, related to our initial public offering in February 2004.

      Distributions on preferred securities of subsidiary trusts decreased by $5 million, or 4%, from $118 million for the year ended December 31, 2002, to $113 million for the year ended December 31, 2003. We redeemed $1,250 million of our mandatorily redeemable preferred securities of subsidiary trusts in mid-December 2003, resulting in lower expenses. We redeemed the remaining $196 million of mandatorily redeemable preferred securities of subsidiary trusts in January 2004. As a result of the early extinguishment of all the mandatorily redeemable preferred securities of subsidiary trusts we incurred $206 million of interest premiums for the year ended December 31, 2003 compared to zero recognized in 2002.

Segment Loss After Tax

      Segment loss after tax increased by $92 million, or 124%, from $74 million in 2002 to $166 million in 2003. This change was primarily due to the $206 million of interest premiums incurred related to early extinguishment of mandatorily redeemable preferred securities of subsidiary trusts, partially offset by the favorable $120 million change in net realized capital gains (losses) on investments.

      Income tax benefit increased by $38 million, or 62%, from $61 million in 2002 to $99 million in 2003. The change in the income tax benefit was consistent with the change in segment loss before income tax. In 2002 we also recognized the release of approximately $13 million of previously provided tax accruals, which were no longer considered necessary based on the resolution of certain domestic tax matters.

     Year Ended December 31, 2002 Compared to December 31, 2001

Total Revenues

      Total revenues decreased by $210 million, or 85%, from $248 million in 2001 to $38 million in 2002.

      Net earned premiums and other considerations decreased by $58 million, or 100%, from $58 million in 2001 to zero in 2002 due to the sale of FFG.

      Net investment income decreased by $72 million, or 64%, from $112 million in 2001 to $40 million in 2002. Excluding the $32 million reduction in investment income from the sale of FFG, net investment income decreased in 2002 as a result of a decrease in invested assets because we paid down debt and acquired CORE and DBD.

      Net realized losses on investments decreased by $1 million, or 1%, from $119 million in 2001 to $118 million in 2002. In 2002, we had other-than-temporary impairments of $85 million, as compared to $78 million in 2001. Impairments of available for sale securities in excess of $10 million in 2002 consisted of an $18 million writedown of fixed maturity investments in NRG Energy, a $12 million writedown of fixed maturity investments in AT&T Canada and an $11 million writedown of fixed maturity investments in MCI WorldCom. Impairments of available for sale securities in excess of $10 million in 2001 consisted of a $22 million writedown of fixed maturity investments in Enron.

      Amortization of deferred gain on disposal of businesses increased by $12 million, or 18%, from $68 million in 2001 to $80 million in 2002, mainly due a to full year of amortization of the deferred gain on the sale of FFG as compared to nine months of amortization in 2001.

      Gains on disposal of businesses decreased by $51 million, or 82%, from $62 million in 2001 to $11 million in 2002. This decrease was due to the sale of FFG’s mutual fund operations. Also, on June 28, 2002, we sold our investment in NHP, which resulted in pre-tax gains of $11 million in 2002.

      Fees and other income decreased by $42 million, or 63%, from $67 million in 2001 to $25 million in 2002. Excluding the $65 million reduction in other income due to the sale of FFG, fees and other income increased by $23 million in 2002 mainly due to approximately $15 million of income associated with a settlement true- up of a 1999 sale of a small block of business to a third party and reversal of bad debt allowances due to successful collection of receivables that had been previously written off.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses decreased by $149 million, or 46%, from $322 million in 2001 to $173 million in 2002.

      Policyholder benefits decreased by $70 million, or 100%, from $70 million in 2001 to zero in 2002. The decrease was entirely due to the sale of FFG.

      Selling, underwriting and general expenses decreased by $65 million, or 54%, from $120 million in 2001 to $55 million in 2002. Excluding the $86 million reduction in selling, underwriting and general expenses attributable to the sale of FFG, these expenses increased by $21 million from 2001 to 2002.

      Interest expense decreased by $14 million, or 100%, from $14 million in 2001 to zero in 2002. We used a portion of the FFG sale proceeds to repay $225 million of debt owed to Fortis Finance.

      Distributions on preferred securities of subsidiary trusts in 2002 remained unchanged from 2001 at $118 million.

Segment Loss After Tax

      Segment loss after tax increased by $21 million, or 40%, from a $53 million loss in 2001 to a $74 million loss in 2002, primarily due to the sale of FFG.

      Income taxes increased by $40 million, or 190%, from $21 million in 2001 to $61 million in 2002. Excluding the $4 million reduction in income tax expenses due to the sale of FFG, income tax benefit increased by $44 million in 2002. The change in the income tax benefit was largely consistent with the increase in segment losses before income tax. In 2002, we also recognized the release of approximately $13 million of previously provided tax accruals, which were no longer considered necessary based on the resolution of certain domestic tax matters.

Investments

      The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of		As of
	December 31,		December 31,		December 31,
	2003		2002		2001

	(In millions)
Fixed maturities	$8,729	80%	$8,036	80%	$7,630	79%
Equity securities	456	4	272	3	247	3
Commercial mortgage loans on real estate	933	9	842	8	869	9
Policy loans	68	1	69	1	68	1
Short-term investments	276	2	684	7	627	6
Other investments	462	4	181	1	209	2

Total investments	$10,924	100%	$10,084	100%	$9,650	100%

      Of our fixed maturity securities shown above, 70% and 75% (based on total fair value) were invested in securities rated “A” or better as of December 31, 2003 and December 31, 2002, respectively. As interest rates decrease, the market value of fixed maturity securities increases.

      The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of	As of
	December 31,	December 31,	December 31,
	2003	2002	2001

	(In millions)
Fixed maturities:
Amortized cost	$8,230	$7,631	$7,471
Net unrealized gains	499	405	159

Fair value	$8,729	$8,036	$7,630

Equities:
Cost	$437	$265	$243
Net unrealized gains	19	7	4

Fair value	$456	$272	$247

      Net unrealized gains on fixed maturity securities increased by $94 million, or 23%, from December 31, 2002 to December 31, 2003. The increase in net unrealized gains was primarily due to the decline in investment grade corporate securities yield spreads combined with an increase in Treasury yields. Spreads on investment grade corporate securities fell by approximately 119 basis points while yields on 10-year Treasury securities increased by 44 basis points between December 31, 2002 and December 31, 2003.

      Net unrealized gains on fixed maturity securities increased by $246 million, or 155%, from December 31, 2001 to December 31, 2002. This reflected the impact of declining market interest rates. Yields on 10-year U.S. Treasury bonds decreased by 121 basis points from 5.03% at December 31, 2001, to 3.82% at December 31, 2002.

      Net unrealized gains on equity securities increased by $12 million, or 171%, from December 31, 2002, to December 31, 2003 and by $3 million, or 75%, from December 31, 2001 to December 31, 2002.

Reserves

      The following table presents reserve information as of the dates indicated:

	As of	As of	As of
	December 31,	December 31,	December 31,
	2003	2002	2001

	(In millions)
Future policy benefits and expenses	$6,235	$5,807	$5,547
Unearned premiums	3,134	3,208	3,267
Claims and benefits payable	3,513	3,374	3,250

Total policy liabilities	$12,882	$12,389	$12,064

      Future policy benefits and expenses increased by $428 million, or 7%, from December 31, 2002 to December 31, 2003 and by $260 million, or 5%, from December 31, 2001 to December 31, 2002. The main contributing factor to these increases was growth in underlying business.

      Unearned premiums decreased by $74 million, or 2%, from December 31, 2002 to December 31, 2003 and by $59 million, or 2%, from December 31, 2001 to December 31, 2002. The decrease is primarily driven by the run-off of our credit life and disability contracts, offset by growth in other short duration contracts.

      Claims and benefits payable increased by $139 million, or 4%, from December 31, 2002 to December 31, 2003 and increased by $124 million, or 4%, from December 31, 2001 to December 31, 2002. The main contributing factor to these increases was growth in underlying business.

      The following table provides reserve information by our major lines of business for the years ended December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002

	Future			Future
	Policy		Claims	Policy		Claims
	Benefits		and	Benefits		and
	and	Unearned	Benefits	and	Unearned	Benefits
	Expenses	Premiums	Payable	Expenses	Premiums	Payable

			(In millions)
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$2,276	$3	$14	$1,991	$3	$15
Life insurance no longer offered	688	1	4	693	1	5
Universal life and annuities no longer offered	322	1	17	334	1	12
FFG and LTC disposed businesses	2,744	48	177	2,619	48	139
All other	205	57	151	170	75	167
Short Duration Contracts:
Group term life	—	13	394	—	11	457
Group disability	—	4	1,375	—	4	1,299
Medical	—	67	266	—	43	202
Dental	—	7	39	—	8	44
Property and warranty	—	1,149	621	—	1,135	536
Credit life and disability	—	759	403	—	1,074	445
Extended service contracts	—	1,023	18	—	803	16
All other	—	2	34	—	2	37

Total policy liabilities	$6,235	$3,134	$3,513	$5,807	$3,208	$3,374

      For a description of our reserving methodology, see Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Long Duration

      The following discusses the reserving process for our major long duration product line.

Pre-Funded Funeral Life Insurance

      Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned premium reserve is also recorded which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

      Loss recognition testing is performed annually. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less DAC) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for adverse deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any additional deficiency would be recognized as a premium deficiency reserve.

Short Duration

      For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to us as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Periodically, we review emerging experience and make adjustments to our case reserves and assumptions where necessary. Below are further discussions on the reserving process for our major short duration products.

Group Disability and Group Term Life

      Case or claim reserves are set for active individual claims on group disability policies and for disability waiver of premium benefits on group term life policies. Assumptions considered in setting such reserves include disabled life mortality and claim termination rates (the rates at which disabled claimants come off claim, either through recovery or death), claim management practices, awards for social security and other benefit offsets and yield rates earned on assets supporting the reserves. Group long-term disability and group term life waiver of premium reserves are discounted because the payment pattern and ultimate cost are fixed and determinable on an individual claim basis.

      Factors considered when setting IBNR reserves include patterns in elapsed time from claim incidence to claim reporting, and elapsed time from claim reporting to claim payment.

      Key sensitivities for group long-term disability claim reserves include the discount rate and claim termination rates. If the discount rate were reduced (or increased) by 100 basis points, reserves at December 31, 2003 would be approximately $52 million higher (or lower). If claim termination rates were 10% lower (or higher) than currently assumed, reserves at December 31, 2003 would be approximately $38 million higher (or lower).

      The discount rate is also a key sensitivity for group term life waiver of premium reserves. If the discount rate were reduced (or increased) by 100 basis points, reserves at December 31, 2003 would be approximately $13 million higher (or lower).

      As set forth in Note 15 of the Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, Group Disability incurred losses related to prior years were approximately $53 million more, $3 million less and $7 million less than the reserves that were previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. Group Disability reserves are estimated based on claims incurred in several prior years. The Group Disability reserve deficiency in 2003, and its related upward revision reflects the result of reserve adequacy studies concluded in the third quarter of 2003. Based on results of those studies, reserves were increased by $44 million, almost all of which was attributable to a reduction in the discount rate to reflect current yields on invested assets. The Group Disability reserve redundancies in 2002 and 2001, which were less than 1% of prior year reserves, arose as a result of our actual claim recovery rates exceeding those assumed in our beginning-of-year case reserves, after taking into account an offset of one less year of discounting reflected in the Company’s end-of-year case reserves.

      As set forth in Note 15 of the Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, Group Term Life incurred losses related to prior years were approximately $93 million, $29 million and $35 million less than the reserves that were previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. A significant portion of the Group Term Life reserve is related to waiver of premium reserves for disabled claimants. Group Term Life waiver of premium reserves are estimated based on claims incurred in several prior years.

      Reductions in the Group Term Life reserves reflected the results of reserve adequacy studies conducted in the third quarter of 2003. Based on the results of those studies, reserves were reduced by $59 million. The change in estimate reflects an increase in the discount rate, lower mortality rates and higher recovery rates. These changes were made to reflect current yields on invested assets, and recent mortality and recovery experience. Another portion of the Group Term Life reserve redundancies in all years described above, was caused by actual mortality rates being lower than assumed in our beginning-of-year reserves and recovery rates being higher than assumed in our beginning-of-year waiver of premium reserves. The remaining redundancy and related downward revision were due to shorter-than-expected lags between incurred claim dates and paid claim dates. These amounts were offset by one less year of discounting reflected in the Company’s end-of-year waiver of premium reserves.

      The conclusion of the reserve studies determined that, in the aggregate, the reserves were redundant. The reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $18 million, which includes $3 million of reserve release relating to the group dental business.

Medical

      IBNR reserves represent the largest component of reserves estimated for claims and benefits payable in our Medical line of business, and we use a number of methods in their estimation, including the loss development method and the projected claim method for recent claim periods. We use several methods in our Medical line of business because of the limitations of relying exclusively on a single method.

      A key sensitivity is the loss development factors used. Loss development factors selected take into consideration claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix. A 1% reduction (or increase) to the loss development factors for the most recent four months would result in approximately $22 million higher (or lower) reserves at December 31, 2003. Our historical claims experience indicates that approximately 85% of medical claims are paid within four months of the incurred date.

      As set forth in Note 15 of the Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, actual losses incurred in our Medical business related to prior years were $58 million, $43 million and $48 million less than previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. Due to the short-tail nature of this business, these developments relate to claims incurred in the preceding year (i.e., in 2002, 2001 and 2000, respectively). The redundancies in our Medical line of business, and the related downward revisions in our Medical reserve estimates, were caused by our claims developing more favorably than expected. Our actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in our prior-year pricing and reserving processes. The differences in actual versus best estimate paid claim lag rates, medical provider utilization and medical inflation reflect experience gains, which are recognized in the period the gains emerge.

      None of the changes in incurred claims from prior years in our Medical line of business, and the related downward revisions in our Medical estimated reserves, were attributable to any change in our reserve methods or assumptions.

Property and Warranty

      Our Property and Warranty line of business includes creditor-placed homeowners, manufactured housing homeowners, credit property, credit unemployment and warranty insurance and some longer-tail coverages which we no longer write (e.g. asbestos, environmental, other general liability and personal accident). Our Property and Warranty loss reserves consist of case reserves and bulk reserves. Bulk reserves consist of IBNR and development on case reserves. The method we most often use in setting our Property and Warranty bulk reserves is the loss development method. Under this method, we estimate ultimate losses for each accident period by multiplying the current cumulative losses by the appropriate loss development factor. We then calculate the bulk reserve as the difference between the estimate of ultimate losses and the current case-incurred losses (paid losses plus case reserves). We select loss development factors based on a review of historical averages, and we consider recent trends and business specific matters such as current claims payment practices.

      We may use other methods depending on data credibility and product line. We use the estimates generated by the various methods to establish a range of reasonable estimates. The best estimate of reserves is selected from the middle to upper end of third quartile of the range of reasonable estimates.

      As set forth in Note 15 of the Notes to Consolidated Financial Statements for the periods ended December 31, 2003, 2002 and 2001, actual losses incurred in our Property and Warranty lines of business related to prior years were $13 million less, $2 million more and $27 million less than previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. The redundancy in our Property and Warranty lines of business, and the related downward revisions in our estimated reserves in 2001 occurred mostly in our credit unemployment and credit property insurance coverages, whereas the other coverages showed immaterial adjustments to prior years’ incurred losses. The small deficiency in 2002 largely reflected a shift in the mix of business away from the credit property and unemployment product lines. In addition, an increase in the claim frequency of unemployment contributed to additional development and the small deficiency experienced in 2002. In 2003, unemployment claim frequencies stabilized, resulting in a modest redundancy. These changes reflect experience gains and losses from actual claim frequencies differing from the best estimate claim frequencies, and differences in actual versus best estimate paid claim lag rates. Such gains and losses are recognized in the periods they emerge.

      For the longer-tail Property and Warranty coverages (e.g., asbestos, environmental, other general liability and personal accident), there were no changes in estimated amounts for incurred claims in prior years for all years.

      None of the changes in incurred claims from prior years, and the related downward revisions in estimated reserves, was attributable to any change in our reserve methods or assumptions.

      Most of our credit insurance business is written on a retrospective commission basis, which permits Assurant Solutions to adjust commissions based on claims experience. Thus, any adjustment to prior years’ incurred claims in this line of business is largely offset by a change in contingent commissions which is included in the selling, underwriting and general expenses line in the results of operations.

Reinsurance

      The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of	As of
	December 31,	December 31,
	2003	2002

	(In millions)
Reinsurance recoverables	$4,445	$4,650

      Reinsurance recoverables decreased by $205 million, or 4%, from December 31, 2002 to December 31, 2003. We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,410 million at December 31, 2003 and $2,255 million at December 31, 2002.

      In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2003	2002

	(In millions)
Ceded future policyholder benefits and expense	$2,551	$2,452
Ceded unearned premium	971	1,277
Ceded claims and benefits payable	788	744
Ceded paid losses	135	177

Total	$4,445	$4,650

      We utilize ceded reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions, for client risk and profit sharing.

Loss Protection and Capital Management

      As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments, including significant individual or catastrophic claims, and to free up capital to enable us to write additional business.

      For those product lines where there is exposure to catastrophes, we closely monitor and manage the aggregate risk exposure by geographic area, and we have entered into reinsurance treaties to manage exposure to these types of events.

      Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, we have control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with our reinsurers for the sharing of risks.

Business Dispositions

      We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with business segments that we retained. Assets backing liabilities ceded relating to these businesses are held in trusts, and the separate accounts relating to FFG are still reflected in our balance sheet.

      The reinsurance recoverable from The Hartford was $1,537 million and $1,558 million as of December 31, 2003 and 2002, respectively. The reinsurance recoverable from John Hancock was $873 million and $697 million as of December 31, 2003 and 2002, respectively. We would be responsible for administering this business and funding policyholder liabilities in the event of a default by reinsurers.

Assurant Solutions Segment Client Risk and Profit Sharing

      The Assurant Solutions segment writes business produced by its clients, such as mortgage lenders and servicers and financial institutions, and reinsures all or a portion of such business to insurance subsidiaries of the clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

      A substantial portion of Assurant Solutions’ reinsurance activities are related to agreements to reinsure premiums and risk related to business generated by certain clients to the clients’ captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full financial credit in the domiciliary state for the reinsurance. Our reinsurance agreements do not relieve us from our direct obligation to our insured. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize our exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and hold substantial collateral (in the form of funds, trusts and letters of credit) as security under the reinsurance agreements. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Credit Risk.”

Liquidity and Capital Resources

      Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2003, the maximum amount of distributions our subsidiaries could pay under applicable laws and regulations without prior regulatory approval was $290 million. For a discussion of the various restrictions on the ability of our subsidiaries to pay dividends, see “Item 1 — Business — Regulation” and “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

      Dividends and other interest income paid by our subsidiaries totaled $99.5 million for the year ended December 31, 2003, $186.5 million for the year ended December 31, 2002 and $615.4 million for the year ended December 31, 2001. Figures for 2001 were higher due to a gain on the sale of FFG. We used these cash inflows primarily to pay expenses, to perform other acquisitions, to make interest payments on indebtedness and to make dividend payments to our stockholders.

      The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.

      Historically, Fortis has maintained a $1 billion commercial paper facility that we have been able to access (via intercompany loans) for up to $750 million. We use the commercial paper facility to cover any cash shortfalls, which may occur from time to time. During 2003, we accessed $75 million of this facility for 3 days in connection with the extinguishment of our mandatorily redeemable preferred securities of subsidiary trusts. We had no commercial paper borrowings during the year ended December 31, 2002. In 2001, $217 million in commercial paper was issued and redeemed. There was no outstanding commercial paper at year-end 2001. In connection with our separation from Fortis, we no longer have access to this facility. In March 2004, we intend to establish a $500 million commercial paper program, which will be available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at the subsidiary level.

      In December 2003, we entered into two senior bridge credit facilities of $650 million and $1,100 million. The aggregate indebtedness of $1,750 million under the facility was in connection with the extinguishment of our mandatorily redeemable preferred securities of subsidiary trusts.

      On January 30, 2004, we entered into a $500 million senior revolving credit facility with a syndicate of banks arranged by Banc One Capital Markets, Inc. and Citigroup Global Markets, Inc., which will be available for working capital and other general corporate purposes. The revolving credit facility is unsecured and is available until February 2007, so long as we are not in default.

      The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. As of March 11, 2004 we are in compliance with all covenants and we maintain all specified minimum ratios and thresholds.

      On February 5, 2004, we received a $725.5 million capital contribution from Fortis simultaneously with the closing IPO. The proceeds from that contribution were used to repay the $650 million of outstanding indebtedness under the senior bridge credit facility and $75.5 million of outstanding indebtedness under the $1,100 million senior bridge credit facility. In addition, we repaid a portion of the $1,100 million senior bridge credit facility with $49.5 million in cash. We also refinanced the remaining amount outstanding under the

$1,100 million senior bridge credit facility with the proceeds of our $975 million senior note offering described below.

      On February 18, 2004, we issued two series of senior notes in an aggregate principal amount of $975 million. The first series is $500 million in principal amount, bears interest at 5.625% per year and is payable in a single installment due February 15, 2014. The second series is $475 million in principal amount, bears interest at 6.750% per year and is payable in a single installment due February 15, 2034.

      Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are our unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The net proceeds from the issuance of the senior notes were used to repay a portion of our outstanding indebtedness under our $1.1 billion senior bridge facility.

      At the time of offering our senior notes, we entered into a registration rights agreement. The registration rights agreement requires us to file a registration statement under the Securities Act to permit the exchange of the senior notes for registered notes having nearly identical terms as the senior notes or to permit the registered resale of the senior notes. If we fail to comply with the filing requirements under our registration rights agreement within certain time periods, the interest rates on the senior notes are subject to increase.

      Our qualified pension plan was under-funded by $60 million at December 31, 2003. In accordance with ERISA, there is no expected minimum funding requirement for 2004 or 2005. Our nonqualified plan, which is unfunded, had a projected benefit obligation of $72 million at December 31, 2003. The expected Company payments to retirees under this plan are approximately $4 million per year in 2004 and 2005. Also, our post-retirement plans (other than pension), which are partially funded with $7 million of assets, had an accumulated post-retirement benefit obligation of $51 million at December 31, 2003. In addition, the expected Company payments to retirees and dependents under the postretirement plan are approximately $1.2 million per year in 2004 and 2005. See Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this report.

      We estimate that our capital expenditures in connection with our name change and rebranding initiative will be approximately $10 million, which we will expense in 2004. We are not currently planning to make any other significant capital expenditures in 2004 or 2005.

      During January 2004 we paid to participants in the Assurant Appreciation Incentive Rights Plan an aggregate of $25 million in connection with the cash-out of all outstanding Fortis, Inc. incentive rights. See “Item 11 — Executive Compensation — Long-Term Incentive Plan Awards.”

      In management’s opinion, our subsidiaries’ cash flow from operations together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

      We monitor cash flows at both the consolidated and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs.

      The table below shows our recent net cash flows:

	For the Year Ended
	December 31,

	2003	2002	2001

	(In millions)
Net cash provided by (used in):
Operating activities	$741	$365	$632
Investing activities	(711)	(380)	(218)
Financing activities	317	(43)	(380)

Net change in cash	$347	$(58)	$34

      Cash Flows for the Years Ended December 31, 2003, 2002 and 2001. The key changes of the net cash inflow of $347 million for the year ended December 31, 2003 were net purchases of fixed maturity securities of $1,929 million, maturities of these securities of $1,131 million, and issuance of debt in the amount of $2,400 million. Key changes of the net cash outflow of $58 million for the year ended December 31, 2002 were net purchases of fixed maturity securities of $1,164 million and maturities of these securities of $858 million. Key changes of the net cash inflow of $34 million for the year ended December 31, 2001 were the sale of FFG for $385 million in cash and changes in our revenues and expenses from operating activities as described above.

      At December 31, 2003, we had total debt outstanding of $1,970 million, as compared to $1,471 million at December 31, 2002, and December 31, 2001. At December 31, 2003 this debt consisted of $1,750 million of two senior bridge credit facility arrangements, $196 million of mandatorily redeemable preferred securities of subsidiary trusts, and $24 million of mandatorily redeemable preferred stock. At December 31, 2002 and 2001 this debt consisted of trust capital securities, which we classify as mandatorily redeemable preferred securities of subsidiary trusts, and a small amount of mandatorily redeemable preferred stock.

      The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Year Ended December 31,

Security	2003	2002	2001

	(In thousands)
Mandatorily redeemable preferred securities of subsidiary trusts and interest paid	$128,694	$117,114	$133,667
Mandatorily redeemable preferred stock dividends	963	1,052	1,053
Class A Common Stock dividends	139,310	—	67,000
Class B and C Common Stock dividends	41,877	41,876	42,298

Total	$310,844	$160,042	$244,018

Commitments and Contingencies

      We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2003, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31,

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Contractual obligations:
Mandatorily redeemable preferred securities of subsidiary trusts	$196,224	$—	$—	$—	$196,224
Debt	1,750,000	—	—	—	1,750,000
Mandatorily redeemable preferred stock	—	—	—	24,160	24,160
Operating leases	39,622	67,406	48,802	44,533	200,363
Commitments:
Interest premiums on redemption of preferred securities of subsidiary trusts	66,734	—	—	—	66,734
Investment purchases
Outstanding:
unsettled trades	39,552	—	—	—	39,552
commercial mortgage loans on real estate	75,900	—	—	—	75,900
other investments	22,429	—	—	—	22,429

Total obligations and commitments	$2,190,461	$67,406	$48,802	$68,693	$2,375,362

      In December 2003 and January 2004, we redeemed all of the mandatorily redeemable preferred securities of subsidiary trusts for a redemption price equal to their aggregate liquidation amount plus accrued and unpaid interest to the date of redemption and aggregate premium of approximately $206 million, all of which was expensed in the fourth quarter of 2003. We entered into the senior bridge credit facilities described under “Liquidity and Capital Resources” in connection with these redemptions.

Letters of Credit

      In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $118 million and $120 million of letters of credit outstanding as of December 31, 2003 and December 31, 2002, respectively.

      Additionally, as of December 31, 2003, we had an unused $50 million letter of credit facility.

RISK FACTORS

Risks Related to Our Company

Our profitability may decline if we are unable to maintain our relationships with significant clients, distributors and other parties important to the success of our business.

      Our relationships and contractual arrangements with significant clients, distributors and other parties with which we do business are important to the success of our business segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with several mortgage lenders and servicers, retailers, credit card issuers and other financial institutions through which we distribute our products. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with IPSI, a wholly owned subsidiary of State Farm USAA and Mutual of Omaha, as well as a relationship with Health Advocates Alliance, the association through which we provide many of our individual health insurance products through Assurant Health’s agreement dated September 1, 2003 with its administrator, National Administration Company, Inc. The agreement that provides for our exclusive distribution relationship with IPSI terminates in July 2004, but may be extended if agreed to by both parties. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. In Assurant PreNeed, we have an exclusive distribution relationship with SCI. Many of these arrangements have terms ranging from one to five years. Although we believe we have generally been successful in maintaining our client, distribution and related relationships, if these parties decline to renew or seek to terminate these arrangements, our results of operations and financial condition could be materially adversely affected. In addition, we are subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if one or more of our clients or distributors consolidate or align themselves with other companies, we may lose business or suffer decreased revenues. A loss of the discount arrangements with PPOs could also lead to higher medical or dental costs and/or a loss of members to other medical or dental plans.

      For example, Assurant Solutions lost a few clients over the last three years as a result of bankruptcies and termination of contracts either by it or its clients; however, none of the clients lost was significant to its business. At Assurant Health, client turnover increased slightly over the last three years from issues related to the slowing economy, particularly in 2001 through early 2003; however, none of the clients lost was significant to its business. Similar to Assurant Health, Assurant Employee Benefits’ client turnover increased slightly over the last three years from issues related to the slowing economy, particularly in 2001 through early 2003, such as companies going out of business and businesses no longer providing benefits; however, none of the clients lost was significant to its business. Assurant PreNeed terminated client relationships with three funeral home groups in 2003 because of profitability issues with the business; however, none of the clients terminated was significant to its business.

Sales of our products and services may be reduced if we are unable to attract and retain sales representatives or develop and maintain distribution sources.

      We distribute our insurance products and services through a variety of distribution channels including: independent employee benefits specialists, brokers, managing general agents, life agents, financial institutions, funeral directors, association groups and other third-party marketing organizations.

      We do not distribute our insurance products and services through captive or affiliated agents except for a small number of affiliated agents at Assurant Health. Our relationships with these various distributors are significant both for our revenues and profits. In Assurant Health, we depend in large part on the services of independent agents and brokers and on associations, including Health Advocates Alliance, in the marketing of our products. In Assurant Employee Benefits, independent agents and brokers who act as advisors to our customers, market and distribute our products. Independent agents and brokers are typically not exclusively dedicated to us and usually also market products of our competitors. Strong competition exists among insurers to form relationships with agents and brokers of demonstrated ability. We compete with other insurers for sales representatives, agents and brokers primarily on the basis of our financial position, support services, compensation and product features. In addition, by relying on independent agents and brokers to distribute products for us, we face continued competition from our competitors’ products. Moreover, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment. Recently, the marketing of health insurance through association groups has come under increased scrutiny. An interruption in, or changes to, our relationships with various third-party distributors or our inability to respond to regulatory changes could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition.

      We have our own sales representatives whose role in the distribution process varies by segment. We depend in large part on our sales representatives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives could materially adversely affect our results of operations and financial condition.

General economic, financial market and political conditions may adversely affect our results of operations and financial condition.

      Our results of operations and financial condition may be materially adversely affected from time to time by general economic, financial market and political conditions. These conditions include economic cycles such as insurance industry cycles, levels of employment, levels of consumer lending, levels of inflation and movements of the financial markets.

      Fluctuations in interest rates, monetary policy, demographics, and legislative and competitive factors also influence our performance. During periods of economic downturn:

•	individuals and businesses may choose not to purchase our insurance products and other related products and services, may terminate existing policies or contracts or permit them to lapse, may choose to reduce the amount of coverage purchased or, in Assurant Employee Benefits and in small group employer health insurance in Assurant Health, may have fewer employees requiring insurance coverage due to rising unemployment levels;

•	new disability insurance claims and claims on other specialized insurance products tend to rise;

•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment levels; and

•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits.

      In addition, general inflationary pressures may affect the costs of medical and dental care, as well as repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our pre-funded funeral insurance policies, particularly those that are guaranteed to grow with the Consumer Price Index.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially reduce our earnings, profitability and capital.

      We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported and unreported claims incurred but not reported as of the end of each accounting period. Reserves, whether calculated under GAAP or statutory accounting principles (SAP), do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

      Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. During the past three years, we did not experience substantial deviations in actual claims losses from reserve estimates previously established. However, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

We may be unable to accurately predict benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition.

      Our profitability depends in large part on accurately predicting benefits, claims and other costs, including medical and dental costs, and predictions regarding the frequency and magnitude of claims on our disability and property coverages. It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Our ability to predict and manage costs and claims, as well as our business, results of operations and financial condition may be adversely affected by: changes in health and dental care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment, economic factors, the occurrence of catastrophes and numerous other factors affecting the cost of health and dental care and the frequency and severity of claims in all our business segments.

      The judicial and regulatory environments, changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our results of operations and financial condition.

      As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues relating to claims and coverage may emerge. These issues could materially adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number or size of claims or both. We may be limited in our ability to respond to such changes, by insurance regulations, existing contract terms, contract filing requirements, market conditions or other factors.

      In addition, Assurant PreNeed generally writes whole life insurance policies with increasing death benefits and obtains much of its profits through interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies. As of December 31, 2003, approximately 81% of Assurant PreNeed’s in force insurance policy reserves related to policies that provide for death benefit growth, some of which provide for minimum death benefit growth pegged to changes in the Consumer Price Index. In extended periods of declining interest rates or high inflation, there may be compression in the spread between Assurant PreNeed’s death benefit growth rates and its investment earnings. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition.

      Assurant Employee Benefits calculates reserves for long-term disability and life waiver of premium claims using net present value calculations based on current interest rates at the time claims are funded and expectations regarding future interest rates. If interest rates decline, reserves for open and/or new claims would need to be calculated using lower discount rates thereby increasing the net present value of those claims and the required reserves. Depending on the magnitude of the decline, this could have a material adverse effect on our results of operations and financial condition. In addition, investment income may be lower than that assumed in setting premium rates.

Catastrophe losses, including man-made catastrophe losses, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

      Our insurance operations expose us to claims arising out of catastrophes, particularly in our homeowners, life and other personal business lines. We have experienced, and expect in the future to experience, catastrophe losses that may materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hailstorms, severe winter weather, fires and epidemics, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. The frequency and severity of catastrophes are inherently unpredictable. Catastrophe losses can vary widely and could significantly exceed our recent historic results. It is possible that both the frequency and severity of man-made catastrophes will increase and that we will not be able to implement exclusions from coverage in our policies or obtain reinsurance for such catastrophes.

      The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most of our catastrophe claims in the past have related to homeowners and other personal lines coverages, which for the year ended December 31, 2003 represents approximately 24% of our net earned premiums and other considerations in our Assurant Solutions segment. In addition, as of December 31, 2003, approximately 34% of the insurance in force in our homeowners and other personal lines relates to properties located in California, Florida and Texas. As a result of our creditor-placed homeowners insurance product, our concentration in these areas may increase in the future. This is because in our creditor-placed homeowners insurance line, we agree to provide homeowners insurance coverage automatically. If other insurers withdraw coverage in these or other states, this may lead to adverse selection and increased utilization of our creditor-placed homeowners insurance in these areas.

      Claims resulting from natural or man-made catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophes in the future.

      Pre-tax catastrophe losses in excess of $1 million (before the benefits of reinsurance) that we have experienced in recent years are:

•	total losses of approximately $10 million incurred in 2001 in connection with tropical storm Allison;

•	total losses of approximately $12 million incurred in 2002 in connection with Arizona wildfires, Texas floods and Hurricane Lili; and

•	total losses of approximately $30 million incurred in 2003 in connection with various catastrophes caused by windstorms, hailstorms, tornadoes, Hurricane Isabel, and wildfires in southern California.

      In addition, our group life and health insurance operations could be materially impacted by catastrophes such as terrorist attacks or by an epidemic that causes a widespread increase in mortality, morbidity or disability rates or that causes an increase in the need for medical care. For example, the influenza epidemic of 1918 caused several million deaths. Losses due to catastrophes would not generally be covered by reinsurance and could have a material adverse effect on our results of operations and financial condition.

      Our ability to manage these risks depends in part on our successful utilization of catastrophic property and life reinsurance to limit the size of property and life losses from a single event or multiple events, and life and disability reinsurance to limit the size of life or disability insurance exposure on an individual insured life. It also depends in part on state regulation that may prohibit us from excluding such risks or from withdrawing from or increasing premium rates in catastrophe-prone areas. As discussed further below, catastrophe reinsurance for our group insurance lines is not currently widely available. This means that the occurrence of a significant catastrophe could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

      In addition, in Assurant PreNeed the average age of policyholders is in excess of 70 years. This group is more susceptible to epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.

Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.

      As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. For example, subsequent to the terrorist assaults of September 11, 2001, reinsurance for man-made catastrophes became generally unavailable due to capacity constraints and, to the limited extent available, much more expensive. The high cost of reinsurance or lack of affordable coverage could adversely affect our results. If we fail to obtain sufficient reinsurance, it could adversely affect our ability to write future business.

      As part of our business, we have reinsured certain life, property and casualty and health risks to reinsurers. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. A reinsurer’s insolvency, underwriting results or investment returns may affect its ability to fulfill reinsurance obligations.

      Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities and, even where highly desirable or necessary, we may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. Either of these potential developments could materially adversely affect our results of operations and financial condition.

We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.

      We have sold businesses through reinsurance ceded to third parties, such as our 2001 sale of FFG to The Hartford. The assets backing the liabilities on these businesses are held in a trust, and the separate accounts relating to the FFG business are still reflected on our balance sheet. However, we would be responsible for administering this business in the event of a default by the reinsurer. We do not have the administrative systems and capabilities to process this business today. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms, with a resulting material adverse effect on our results of operations and financial condition. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate accounts relating to the business sold if such value declines. If The Hartford fails to fulfill these obligations, we will be obligated to make these payments.

We are exposed to the credit risk of our agents in Assurant PreNeed and our clients in Assurant Solutions.

      We advance agents’ commissions as part of our pre-funded funeral insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. There is a very large producer within Assurant PreNeed and if it were unable to fulfill its payback obligations, it could have an adverse effect on our results of operations and financial condition. However, we have not had any loss experience with this very large producer to date. In addition, we are subject to the credit risk of the parties with which we contract in Assurant Solutions. If these parties fail to remit payments owed to us or pass on payments they collect on our behalf, it could have an adverse effect on our results of operations. For example, a client with whom we do business has declared bankruptcy. In the event that this client does not honor its claims obligation, we would be liable for making payment, which we estimate to be approximately $37 million, net of offsetting collateral, as of December 31, 2003. We would also be responsible for administering such claims. Probable and estimable loss contingencies associated with this risk have been accrued.

A further decline in the manufactured housing market may adversely affect our results of operations and financial condition.

      The manufactured housing industry has experienced a significant decline in both shipments and retail sales in the last five years. Manufactured housing shipments have decreased from approximately 370,000 in 1998 to 130,000 in 2003, representing a 65% decline. Repossessions are at an all time high, resale values have been significantly reduced and several lenders, dealers, manufacturers and vertically integrated manufactured housing companies have either ceased operations or gone bankrupt. This downturn in the industry is the result of several factors, including excess production, aggressive sales practices, reduced underwriting standards and poor lending practices. As a result of this downturn, the industry has experienced consolidation, with the leaders purchasing the weaker competitors. If these downward trends continue, our results of operations and financial condition may be adversely affected.

The financial strength of our insurance company subsidiaries is rated by A.M. Best, Moody’s, S&P and Fitch, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

      Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. All of our domestic operating insurance subsidiaries are rated by A.M. Best, six of our domestic operating insurance subsidiaries are rated by Moody’s and seven of our domestic operating insurance subsidiaries are rated by S&P and Fitch. The ratings reflect A.M. Best’s, Moody’s, S&P’s and Fitch’s opinions of our subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. The ratings are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, S&P and Fitch, and we cannot assure you that we will be able to retain these ratings.

      Most of our domestic operating insurance subsidiaries have A.M. Best financial strength ratings of A (“Excellent”), which is the second highest of ten ratings categories and the highest within the category based on modifiers (i.e., A and A- are “Excellent”). Our other domestic operating insurance subsidiaries have A.M. Best financial strength ratings of A- (“Excellent”), which is the second highest of ten ratings categories and the lowest within the category based on modifiers.

      The Moody’s financial strength rating is A2 (“Good”) for one of our domestic operating insurance subsidiaries, which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A1, A2 and A3 are “Good”), and A3 (“Good”) for five of our domestic operating insurance subsidiaries, which is the third highest of nine ratings categories and the lowest within the category based on modifiers.

      The S&P financial strength rating is A (“Strong”) for five of our domestic operating insurance subsidiaries, which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”), and A- (“Strong”) for two of our domestic operating insurance subsidiaries, which is the third highest of nine ratings categories and the lowest within the category based on modifiers.

      The Fitch financial strength rating for the seven rated domestic insurance companies is A (“Strong”) which is the third highest of twelve rating categories and mid-range within the category based on modifiers (i.e., A+, A, and A- are “Strong”).

      Rating agencies review their ratings periodically and our current ratings may not be maintained in the future. If our ratings are reduced from their current levels by A.M. Best, Moody’s, S&P or Fitch, or placed under surveillance or review with possible negative implications, our competitive position in the respective insurance industry segments could suffer and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things: the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies.

      As customers and their advisors place importance on our financial strength ratings, we may lose customers and compete less successfully if we are downgraded. In addition, ratings impact our ability to attract investment capital on favorable terms. If our financial strength ratings are reduced from their current levels by A.M. Best, Moody’s, S&P or Fitch, our cost of borrowing would likely increase, our sales and earnings could decrease and our results of operations and financial condition could be materially adversely affected.

      Contracts representing approximately 18% of Assurant Solutions’ net earned premiums and fee income for the year ended December 31, 2003 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts if the subsidiaries’ ratings fall below these minimum acceptable levels. Under our ten-year marketing agreement with SCI, American Memorial Life Insurance Company (AMLIC), one of our subsidiaries in the Assurant PreNeed segment, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement. In our Assurant Health and Assurant Employee Benefits segments, we do not have any material contracts that permit termination in the case of a ratings downgrade.

      Since January 1, 2000, none of the A.M. Best ratings for our domestic operating insurance subsidiaries has been downgraded. On September 25, 2003, the Moody’s financial strength rating for Fortis Benefits Insurance Company, one of our domestic operating insurance subsidiaries, was downgraded from A1 (“Good”) to A2 (“Good”) and the financial strength rating for John Alden Life Insurance Company, another domestic operating insurance subsidiary, was downgraded from A2 (“Good”) to A3 (“Good”) in contemplation of the fact that we would no longer be wholly owned by Fortis. In addition, on May 2, 2003, Moody’s downgraded the insurance financial strength rating of Fortis Benefits Insurance Company from Aa3 (“Excellent”) to A1 (“Good”) corresponding to the downgrading of Fortis. These recent downgrades did not have a quantifiable impact on the business of these subsidiaries primarily because our operating insurance companies rely solely on the ratings of A.M. Best for the marketing and sale of their products.

The failure to effectively maintain and modernize our information systems could adversely affect our business.

      Our business is dependent upon our ability to keep up to date with technological advances. This is particularly important in Assurant Solutions, where our systems, including our ability to keep our systems fully integrated with those of our clients, are critical to the operation of our business. Our failure to update our systems to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.

      During the year ended December 31, 2003, we have spent approximately $90 million in Assurant Solutions, $55 million in Assurant Health, $43 million in Assurant Employee Benefits and $4 million in Assurant PreNeed to maintain, upgrade and consolidate our information systems. In 2004, we plan to spend for these purposes approximately $124 million in Assurant Solutions, $73 million in Assurant Health, $53 million in Assurant Employee Benefits and $5 million in Assurant PreNeed.

      In addition, our business depends significantly on effective information systems, and we have many different information systems for our various businesses. We must commit significant resources to maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. As a result of our acquisition activities, we have acquired additional information systems. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including: inadequate information on which to base pricing; underwriting and reserving decisions; the loss of existing customers; difficulty in attracting new customers; customer, provider and agent disputes; regulatory problems, such as failure to meet prompt payment obligations; litigation exposure; or increases in administrative expenses.

      Our management information, internal control and financial reporting systems may need further enhancements and development to satisfy the financial and other reporting requirements of being a public company.

Failure to protect our clients’ confidential information and privacy could result in the loss of customers, reduction to our profitability and/or subject us to fines and penalties.

      A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our Assurant Health segment is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and certain of the activities conducted by our Assurant Solutions segment are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect such confidential information vary by business segment and may include among other things: training and educating our employees regarding our obligations relating to confidential information; actively monitoring our record retention plans and any changes in state or federal privacy and compliance requirements; drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues; maintaining secure storage facilities for tangible records; and limiting access to electronic information and maintaining a “clean desk policy” aimed at safeguarding certain current information.

      In addition, we must develop, implement and maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not properly comply with privacy regulations and protect confidential information we could experience adverse consequences, including regulatory problems, loss of reputation and client litigation.

      See “Risks Related to Our Industry — Cost of compliance with privacy laws could adversely affect our business and results of operations.”

We may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures.

      From time to time, we evaluate possible acquisition transactions and the start-up of complementary businesses, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. While our business model is not dependent upon acquisitions or new insurance ventures, the time frame for achieving or further improving upon our desired market positions can be significantly shortened through opportune acquisitions or new insurance ventures. Historically, acquisitions and new insurance ventures have played a significant role in achieving desired market positions in some, but not all, of our businesses. We cannot assure you that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures could have a material adverse effect on our results of operations and financial condition.

      In addition, implementation of an acquisition strategy entails a number of risks, including among other things: inaccurate assessment of undisclosed liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed.

      Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition. Although we believe that most of our acquisitions have been successful and have not had a material adverse impact on our financial condition, we did recognize a goodwill impairment of $1,261 million in 2002 related to an earlier acquisition.

The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.

      As a holding company whose principal assets are the capital stock of our subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, dividends to stockholders (including any dividends on our common stock) and corporate expenses. The ability of our subsidiaries to pay dividends and to make such other payments in the future will depend on their statutory surplus, future statutory earnings and regulatory restrictions. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of our creditors. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against the assets of that subsidiary or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary. The insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before we, as a stockholder, would be entitled to receive any distribution from the subsidiary.

      The payment of dividends to us by any of our insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by formula, which varies by state. The formula for more than half of the states in which our subsidiaries are domiciled is the greater of (i) 10% of the statutory surplus as of the end of the prior year or (ii) the prior year’s statutory net income. In the remaining states in which our subsidiaries are domiciled, the formula is the lesser amount of clauses (i) and (ii). Some states, however, have an additional stipulation that dividends may only be paid out of earned surplus. In addition, as part of the regulatory approval process for the acquisition of ABIG in 1999, we entered into an agreement with the Florida Insurance Department pursuant to which, until August of 2004, two of our subsidiaries have agreed to limit the amount of ordinary dividends they would pay to us to an amount no greater than 50% of the amount otherwise permitted under Florida law. Likewise, one of our subsidiaries, First Fortis Life Insurance Company, entered into an agreement with the New York Insurance Department as part of the regulatory approval process for the merger of Bankers American Life Assurance Company into First Fortis Life Insurance Company in 2001 pursuant to which it has agreed not to pay any ordinary dividends to us until fiscal year 2004. See “Item 1 — Business — Regulation — United States — State Regulation — Insurance Regulation Concerning Dividends.” If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. No assurance can be given that there will not be further regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that our subsidiaries could pay to us in 2003 without regulatory approval was approximately $290 million, of which approximately $99.5 million was paid during 2003. We expect that as a result of, among other things, statutory accounting for our sold businesses, the maximum amount of dividends our subsidiaries will be able to pay to us will be significantly lower in 2004. If the ability of insurance subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses.

      Our $500 million senior revolving credit facility dated as of January 30, 2004 and our Series B and Series C Preferred Stock also contain limitations on our ability to pay dividends. See “Item 5 — Market for

Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities — Preferred Stock” and “— Dividend Policy.”

Risks Related to Our Industry

We face significant competitive pressures in our businesses, which may reduce premium rates and prevent us from pricing our products at rates that will allow us to be profitable.

      In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and product, although we have no single competitor who competes against us in all of the business lines in which we operate. Assurant Solutions has numerous competitors in its product lines, but we believe no other company participates in all of the same lines or offers comprehensive capabilities. Competitors include insurance companies and financial institutions. In Assurant Health, we believe the market is characterized by many competitors, and our main competitors include health insurance companies and the Blue Cross/ Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, commercial competitors include benefits and life insurance companies as well as not-for-profit Delta Dental plans. In Assurant PreNeed, our main competitors are two pre-need life insurance companies with nationwide representation, Forethought Financial Services and Homesteaders Life Company, and several small regional insurers. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business.

      Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some may also have greater financial resources with which to compete. As a result of judicial developments and changes enacted by the Office of the Comptroller of the Currency, financial institutions are now able to offer a substitute product similar to credit insurance as part of their basic loan agreement with customers without being subject to insurance regulations. Also, as a result of the Gramm-Leach-Bliley Act, which was enacted in November 1999, financial institutions are now able to affiliate with other insurance companies to offer services similar to our own. This has resulted in new competitors with significant financial resources entering some of our markets. Moreover, some of our competitors may have a lower target for returns on capital allocated to their business than we do, which may lead them to price their products and services lower than we do. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have recently entered the market for individual health insurance products. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our results of operations and financial condition.

      In certain markets, we compete with organizations that have a substantial market share. In addition, with regard to Assurant Health, organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from health care providers that are not available to us. Without our own similar arrangements, we may not be able to compete effectively in such markets.

      New competition could also cause the supply of insurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results. Although there are some impediments facing potential competitors who wish to enter the markets we serve, the entry of new competitors into our markets can occur, affording our customers significant flexibility in moving to other insurance providers.

The insurance industry is cyclical, which may impact our results.

      The insurance industry is cyclical. Although no two cycles are the same, insurance industry cycles have typically lasted for periods ranging from two to six years. The segments of the insurance markets in which we operate tend not to be correlated to each other, with each segment having its own cyclicality. Periods of intense price competition due to excessive underwriting capacity, periods when shortages of underwriting capacity permit more favorable rate levels, consequent fluctuations in underwriting results and the occurrence of other losses characterize the conditions in these markets. Historically, insurers have experienced significant fluctuations in operating results due to volatile and sometimes unpredictable developments, many of which are beyond the direct control of the insurer, including competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. This may cause a decline in revenue at times in the cycle if we choose not to reduce our product prices in order to maintain our market position, because of the adverse effect on profitability of such a price reduction. We can be expected therefore to experience the effects of such cyclicality and changes in customer expectations of appropriate premium levels, the frequency or severity of claims or other loss events or other factors affecting the insurance industry that generally could have a material adverse effect on our results of operations and financial condition.

The insurance and related businesses in which we operate may be subject to periodic negative publicity, which may negatively impact our financial results.

      The nature of the market for the insurance and related products and services we provide is that we interface with and distribute our products and services ultimately to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products and services, thereby subjecting our industries to periodic negative publicity. We may also be negatively impacted if another company in one of our industries engages in practices resulting in increased public attention to our businesses. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate.

Our business is subject to risks related to litigation and regulatory actions.

      In addition to the occasional employment-related litigation to which all businesses are subject, we are a defendant in actions arising out of, and are involved in various regulatory investigations and examinations relating to, our insurance and other related business operations. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes concerning past premiums charged by companies acquired by us for coverage that may have been based on factors such as race;

•	disputes relating to customers regarding the ratio of premiums to benefits in our various business segments;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes relating to certain excess of loss programs in the London market;

•	disputes with taxing authorities regarding our tax liabilities; and

•	disputes relating to certain businesses acquired or disposed of by us.

      In addition, plaintiffs continue to bring new types of legal claims against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our businesses.

      There are various governmental and administrative investigations and proceedings pending against us. For example, an indictment has been issued in Minnesota alleging that one of our subsidiaries and two corporate officers of Assurant Solutions each violated the Minnesota Fair Campaign Practices Act. The outcome of these investigations and proceedings cannot be predicted, and no assurances can be given that such investigations or proceedings or any litigation would not materially adversely affect our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction. See “Item 3 — Legal Proceedings.”

We are subject to extensive governmental regulation, which increases our costs and could restrict the conduct of our business.

      Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors. To that end, the laws of the various states establish insurance departments with broad powers with respect to such things as:

•	licensing companies to transact business;

•	authorizing lines of business;

•	mandating capital and surplus requirements;

•	regulating underwriting limitations;

•	imposing dividend limitations;

•	regulating changes in control;

•	licensing agents and distributors of insurance products;

•	placing limitations on the minimum and maximum size of life insurance contracts;

•	restricting companies’ ability to enter and exit markets;

•	admitting statutory assets;

•	mandating certain insurance benefits;

•	restricting companies’ ability to terminate or cancel coverage;

•	requiring companies to provide certain types of coverage;

•	regulating premium rates, including the ability to increase premium rates;

•	approving policy forms;

•	regulating trade and claims practices;

•	imposing privacy requirements;

•	establishing reserve requirements and solvency standards;

•	restricting certain transactions between affiliates;

•	regulating the content of disclosures to debtors in the credit insurance area;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds;

•	regulating market conduct and sales practices of insurers and agents; and

•	restricting contact with consumers, such as the recently created national “do not call” list, and imposing consumer protection measures.

      Assurant Health is also required by some jurisdictions to provide coverage to persons who would not otherwise be considered eligible by insurers. Each of these jurisdictions dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction. Assurant Health is exposed to some risk of losses in connection with mandated participation in such schemes in those jurisdictions in which they are still effective. In addition, HIPAA imposed insurance reform provisions as well as requirements relating to the privacy of individuals. HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. Most of the insurance reform provisions of HIPAA became effective for plan years beginning July 1, 1997. See also “Risks Related to Our Industry — Costs of compliance with privacy laws could adversely affect our business and results of operations.”

      If regulatory requirements impede our ability to raise premium rates, utilize new policy forms or terminate, deny or cancel coverage in any of our businesses, our results of operations and financial condition could be materially adversely affected. The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices and procedures, is considered important by insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement, action by regulatory authorities or a downgrade by rating agencies.

      We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. That type of action could materially adversely affect our results of operations and financial condition. See “Item 1 — Business-Regulation.”

Changes in regulation may reduce our profitability and limit our growth.

      Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. For example, some states have imposed new time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain “unfair payment practices.” If we were to be unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

      Legislative or regulatory changes that could significantly harm us and our subsidiaries include, but are not limited to:

•	legislation that holds insurance companies or managed care companies liable for adverse consequences of medical or dental decisions;

•	limitations on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements;

•	impositions of fines, taxes or other penalties for improper licensing, the failure to “promptly” pay claims, however defined, or other regulatory violations;

•	increased licensing requirements;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	imposition of more stringent standards of review of our coverage determinations;

•	new benefit mandates;

•	increased regulation relating to the use of associations and trusts in the sale of individual health insurance;

•	limitations on our ability to build appropriate provider networks and, as a result, manage health care and utilization due to “any willing provider” legislation, which requires us to take any provider willing to accept our reimbursement;

•	limitations on the ability to manage health care and utilization due to direct access laws that allow insureds to seek services directly from specialty medical providers without referral by a primary care provider; and

•	restriction of solicitation of pre-funded funeral insurance consumers by funeral board laws.

      State legislatures regularly enact laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding companies. Further, state insurance regulators regularly reinterpret existing laws and regulations and the NAIC regularly undertakes regulatory projects, all of which can affect our operations. In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

      Although the U.S. federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, could significantly harm the insurance industry and us. Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. In addition, state legislatures and the U.S. Congress continue to focus on health care issues. The U.S. Congress is considering Patients’ Bill of Rights legislation, which, if adopted, would permit health plans to be sued in state court for coverage determinations and could fundamentally alter the treatment of coverage decisions under Employee Retirement Income Security Act of 1974, as amended (ERISA). There recently have been legislative attempts to limit ERISA’s preemptive effect on state laws. For example, the U.S. Congress has, from time to time, considered legislation relating to changes in ERISA to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Additionally, new interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously.

      A number of legislative proposals have been made at the federal level over the past several years that could impose added burdens on Assurant Health. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions and establish a national health insurance program. Any of these proposals, if implemented, could adversely affect our results of operations or financial condition. Federal changes in Medicare and Medicaid that reduce provider reimbursements could have negative implications for the private sector due to cost shifting. When the government reduces reimbursement rates for Medicare and Medicaid, providers often try to recover shortfalls by raising the prices charged to privately insured customers. State small employer group and individual health insurance market reforms to increase access and affordability could also reduce profitability by precluding us from appropriately pricing for risk in our individual and small employer group health insurance policies.

      In addition, the U.S. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal incorporation, similar to banks. Bills have been introduced in the U.S. Congress from time to time that would provide for a federal scheme of chartering insurance companies or an optional federal charter for insurance companies. Meanwhile, the federal government has granted charters in years past to insurance-like organizations that are not subject to state insurance regulations, such as risk retention groups. See “Item 1 — Business — Regulation — United States — Federal Regulation — Legislative Developments.” Thus, it is hard to predict the likelihood of a federal chartering scheme and its impact on the industry or on us.

      We cannot predict with certainty the effect any proposed or future legislation, regulations or NAIC initiatives may have on the conduct of our business. In addition, the insurance laws or regulations adopted or amended from time to time may be more restrictive or may result in materially higher costs than current requirements. See “Item 1 — Business — Regulation.”

Costs of compliance with privacy laws could adversely affect our business and results of operations.

      The privacy of individuals has been the subject of recent state and federal legislation. State privacy laws, particularly those with “opt-in” clauses, can affect the pre-funded funeral insurance business. These laws make it harder to share information for marketing purposes, such as generating new sales leads. Similarly, the recently created “do not call” list would restrict our ability to contact customers and, in Assurant Solutions, has lowered our expectations for growth in our direct-marketed consumer credit insurance products in the United States.

      HIPAA and the implementing regulations that have thus far been adopted impose new obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA also establishes new requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of these HIPAA regulations and expect to continue to incur costs to achieve and to maintain compliance. We have been working diligently to comply with these regulations in the time periods required. However, there can be no assurances that we will achieve such compliance with all of the required transactions or that other entities with which we interact will take appropriate action to meet the compliance deadlines. Moreover, as a consequence of these new standards for electronic transactions, we may see an increase in the number of health care transactions that are submitted to us in paper format, which could increase our costs to process medical claims.

      HIPAA is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Known and intentional violations of these rules may also result in federal criminal penalties.

      In addition, the Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of the insurance policy and annually thereafter. Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require individuals to opt in to information sharing instead of being immediately included. This could significantly increase costs of doing business. Additionally, when final U.S. Treasury Department regulations are promulgated in connection with the USA PATRIOT Act, we will likely have to expend additional resources to tailor our existing anti-fraud efforts to the new rules.

Risks Related to Our Relationship with and Separation from Fortis

      Fortis will continue to have representation on our board of directors and influence our affairs for as long as it remains a significant stockholder.

      As of February 5, 2004, Fortis, through Fortis Insurance N.V., its wholly owned subsidiary, owned approximately 35% of our outstanding common stock. For as long as Fortis continues to own shares of common stock representing more than one-third of the voting power of our outstanding capital stock entitled to vote on the matter, it will be able to veto corporate actions requiring a two-thirds vote of our stockholders. Fortis may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

      We have entered into a shareholders’ agreement with Fortis pursuant to which Fortis has the right to nominate designees to our board of directors and, subject to limited exceptions, our board of directors will nominate those designees as follows: (i) so long as Fortis owns less than 50% but at least 10% of our outstanding common stock, two designees (out of a maximum of 12 directors); and (ii) so long as Fortis owns less than 10% but at least 5% of our outstanding common stock, one designee. Currently, Fortis has two designees on our board of directors.

      In addition, although Fortis has advised us that it intends to divest all of its shares of our common stock over a period of time, Fortis is under no obligation to do so. Subject to the terms of the lock-up agreement described below, Fortis has the sole discretion to determine the timing of any such divestiture. See “Item 13 — Certain Relationships and Related Transactions” for additional information on lock-up agreements and related party transactions between our Company and Fortis.

      In addition, for so long as Fortis continues to own less than 50% but at least 10% of our outstanding common stock, the following will also apply:

•	Our board of directors shall consist of no more than 12 directors (including at least seven independent directors);

•	Fortis will have the right to nominate two designees to our board of directors (out of a maximum of 12 directors), and the shareholders’ agreement and our by-laws provide that, subject to limited exceptions, our board of directors will nominate those designees; and

•	Pursuant to the shareholders’ agreement, the following significant corporate actions may only be taken with the approval of Fortis Insurance, as shareholder:

•	any recapitalization, reclassification, spin-off or combination of any of our securities or any of those of our principal subsidiaries;

             or

•	any liquidation, dissolution, winding up or commencement of voluntary bankruptcy, insolvency, liquidation or similar proceedings with respect to us or any of our subsidiaries.

Because Fortis will control us, conflicts of interest between Fortis and us could be resolved in a manner unfavorable to us.

      Various conflicts of interest between Fortis and us could arise which may be resolved in a manner that is unfavorable to us, including, but not limited to, the following areas:

      Stock Ownership. So long as Fortis owns shares of common stock representing more than one-third of the voting power of our outstanding capital stock entitled to vote on the matter, Fortis will be able to veto mergers and the sale of all or substantially all of our consolidated assets. With certain limited exceptions, Fortis, exercising its rights as a stockholder, can veto a merger or sale without regard to the interests of the other stockholders. In addition, the shareholders’ agreement also provides that for as long as Fortis owns at least 10% of our outstanding common stock, the following actions may only be taken with the approval of Fortis Insurance N.V., as stockholder:

•	any recapitalization, reclassification or combination of any of our securities or any of those of our principal subsidiaries (other than certain activities between wholly owned subsidiaries); and

•	any liquidation, dissolution, winding up or commencement of voluntary bankruptcy or insolvency proceedings with respect to us or our principal subsidiaries.

      For more information regarding the shareholders’ agreement, see “Item 13 — Certain Relationships and Related Transactions — Shareholders’ Agreement.”

      Cross-Directorships. Michel Baise and Gilbert Mittler are directors of our Company who are also currently directors and/or officers of Fortis. Service as both a director of our Company and as a director or officer of Fortis or ownership interests of directors or officers of our Company in the stock of Fortis could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the two companies. Our directors who are also directors or officers of Fortis will have obligations to both companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. For example, these decisions could relate to:

•	disagreement over the desirability of a potential acquisition or disposition opportunity; or

•	corporate finance decisions.

      Allocation of Business Opportunities. Although we do not expect Fortis to compete with us in the near term, there may be business opportunities that are suitable for both Fortis and us. Fortis designees may direct such opportunities to Fortis and we may have no recourse against the Fortis designees or Fortis. We have no formal mechanisms for allocating business opportunities.

The loss of the Fortis name in Assurant Health, Assurant Employee Benefits and Assurant PreNeed may affect our profitability.

      In connection with our separation from Fortis, we have changed our name and the names of our business units to Assurant, Inc. and other Assurant names and have launched a re-branding initiative pursuant to which we will change our brand name and most of the trademarks and trade names under which we conduct our business. The transition to our new name in each of our business segments and subsidiaries will occur rapidly in the case of some products and business segments and over specified periods in the case of other products and business segments. Under the terms of a license from Fortis, we have only a limited amount of time to continue to use the Fortis name. Assurant Health, Assurant Employee Benefits and Assurant PreNeed have expended substantial resources to establish the Fortis name and reputation in the health, employee benefits and pre-funded funeral insurance marketplace, particularly among brokers and consultants acting as advisors in the health and benefits market and with funeral directors in the pre-funded funeral market. The impact of the change in trademarks and trade names and other changes (including, without limitation, the name change) on our business and operations cannot be fully predicted, and the lack of an established brand image for the Assurant name in the health, benefits and pre-funded funeral insurance marketplace may cause a disruption in sales and persistency and thus affect profitability. Any such disruption could also cause rating agencies to lower our financial strength and other ratings in the future. In addition, the costs of effecting the name change and branding initiative will be substantial and are currently estimated to be approximately $10 million. In certain states we may be required to notify policyholders of our name change and in certain instances new certificates may need to be issued. This might result in increased lapses of our insurance policies.

Because Fortis operates U.S. branch offices, we are subject to regulation and oversight by the Federal Reserve Board under the U.S. Bank Holding Company Act (BHCA).

      Fortis Bank SA/NV (Fortis Bank), which is a subsidiary of Fortis, obtained approval in 2002 from state banking authorities and the Federal Reserve Board to establish branch offices in Connecticut and New York. By virtue of the opening of these offices, the U.S. operations of Fortis, including our operations, became subject to the nonbanking prohibitions of Section 4 of the BHCA. In order to continue to operate its U.S. nonbanking operations, including the insurance activities conducted by our subsidiaries, Fortis notified the Federal Reserve Board of its election to be a financial holding company for purposes of the BHCA and the Federal Reserve Board’s implementing regulations in Regulation Y. Pursuant to Fortis’ status as a financial holding company, Fortis and its subsidiaries, including our subsidiaries, are permitted to engage in nonbanking activities in the United States that are “financial in nature” or “incidental to a financial activity” as defined in Section 4(k) of the BHCA and in Regulation Y. In particular, Fortis’ status as a financial holding company permits Fortis to engage in the United States in both banking activities through the U.S. branches of Fortis Bank and insurance activities through our subsidiaries. Activities that are “financial in nature” include, among other things:

•	insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities; and

•	acting as principal, agent or broker for purposes of the foregoing.

      Fortis will continue to qualify as a financial holding company so long as Fortis Bank remains “well capitalized” and “well managed” as those terms are defined in Regulation Y. Generally, Fortis Bank will be considered “well capitalized” if it maintains tier 1 and total risk-based capital ratios of at least 6% and 10%, respectively, and will be considered “well managed” if it has received at least a satisfactory composite rating of its U.S. branch operations at its most recent examination. As a general matter, as long as Fortis controls us within the meaning of the BHCA or owns more than 5% of any class of our voting shares, the BHCA does not permit us to engage in nonfinancial activities such as manufacturing, distribution of goods and real estate development except to the extent that another exemption under the BHCA, such as the merchant banking exemption, is available. If the Federal Reserve Board were to determine that any of our existing activities were not insurance activities or not otherwise financial in nature or not incidental to such activities, or if Fortis lost and was unable to regain its financial holding company status, we could be required to restructure our operations or divest some of these operations, which could result in increased costs and reduced profitability.

      The Federal Reserve Board oversees all of Fortis’ direct and indirect U.S. subsidiaries for compliance with the BHCA, including our Company. Our Company will be considered a subsidiary of Fortis so long as Fortis owns 25% or more of any class of our voting shares or otherwise controls us within the meaning of the BHCA. In addition, even if we are not a subsidiary of Fortis, the nonfinancial activities restrictions of the BHCA and Regulation Y (discussed above) would continue to apply so long as Fortis owned more than 5% of any class of our voting shares and another BHCA exemption, such as the merchant banking exemption, is not available.

Risks Related to Our Common Stock

Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

      State laws and our certificate of incorporation and by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For instance, they may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

      State laws and our certificate of incorporation and by-laws may also make it difficult for stockholders to replace or remove our directors. These provisions may facilitate the entrenchment of directors, which may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

      The following provisions included in our certificate of incorporation and by-laws have anti-takeover effects and may delay, defer or prevent a takeover attempt that our stockholders might consider in their best interests. In particular, our certificate of incorporation and by-laws:

•	permit our board of directors to issue one or more series of preferred stock;

•	divide our board of directors into three classes;

•	limit the ability of stockholders to remove directors;

•	except for Fortis, prohibit stockholders from filling vacancies on our board of directors;

•	prohibit stockholders from calling special meetings of stockholders and from taking action by written consent;

•	impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings;

•	subject to limited exceptions, require the approval of at least two-thirds of the voting power of our outstanding capital stock entitled to vote on the matter to approve mergers and consolidations or the sale of all or substantially all of our assets; and

•	require the approval by the holders of at least two-thirds of the voting power of our outstanding capital stock entitled to vote on the matter for the stockholders to amend the provisions of our by-laws and certificate of incorporation described in the second through seventh bullet points above and this supermajority provision.

      In addition, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock.

Applicable insurance laws may make it difficult to affect a change of control of our Company.

      Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. However, the State of Florida, in which certain of our insurance subsidiaries are domiciled, defines control as 5% or more. Because a person acquiring 5% or more of shares of our common stock would indirectly control the same percentage of the stock of our Florida subsidiaries, the insurance change of control laws of Florida would apply to such transaction and at 10%, the laws of many other states would likely apply to such a transaction. Prior to granting approval of an application to acquire control of a domestic insurer, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

Our stock and the stocks of other companies in the insurance industry are subject to stock price and trading volume volatility.

      From time to time, the stock price and the number of shares traded of companies in the insurance industry experience periods of significant volatility. Company-specific issues and developments generally in the insurance industry and in the regulatory environment may cause this volatility. Our stock price may fluctuate in response to a number of events and factors, including:

•	quarterly variations in operating results;

•	natural disasters and terrorist attacks;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or publicity relating to us or our competitors or relating to trends in our markets;

•	regulatory changes;

•	sales of stock by insiders; and

•	changes in our financial strength ratings.

      In addition, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and stockholders’ interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to inflation risk and to a small extent to foreign currency risk.

      Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risks and other factors.

      Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. We assume counterparty credit risk in many forms. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. Primarily, our credit risk exposure is concentrated in our fixed income investment portfolio and, to a lesser extent, in our reinsurance recoverables.

      Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when only one of invested assets or liabilities is indexed to inflation.

      Foreign exchange risk is the possibility that changes in exchange rates produce an adverse effect on earnings and equity when measured in domestic currency. This risk is largest when assets backing liabilities payable in one currency are invested in financial instruments of another currency. Our general principle is to invest in assets that match the currency in which we expect the liabilities to be paid.

Interest Rate Risk

      Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk — price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2003, we held $8,729 million of fixed maturity securities at fair market value and $933 million of commercial mortgages at amortized cost for a combined total of 88% of total invested assets. As of December 31, 2002, we held $8,036 million of fixed maturity securities at fair market value and $842 million of commercial mortgages at amortized cost for a combined total of 88% of total invested assets.

      We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

      Our group long-term disability reserves are also sensitive to interest rates. Group long-term disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation.

      The interest rate sensitivity of our fixed maturity security assets is assessed using hypothetical test scenarios that assume several positive and negative parallel shifts of the underlying yield curves. We have assumed that both the United States and Canadian yield curves have a 100% correlation and, therefore, move together. The individual securities are repriced under each scenario using a valuation model. For investments such as mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio:

Interest Rate Movement Analysis

of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2003

	-100	-50	0	50	100

	(In millions)
Total market value	$9,255	$8,989	$8,729	$8,472	$8,224
% Change in market value from base case	6.0%	3.0%	0.00%	(2.9)%	(5.8)%
$ Change in market value from base case	$526	$260	$0	$(257)	$(505)

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income securities and by entering into reinsurance cessions.

      Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA-and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating. See “Item 1 — Business — Investments.”

      The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2003:

		Percentage
Rating	Fair Value	of Total

	(In millions)
Aaa/Aa/A	$6,074	70%
Baa	2,110	24%
Ba	361	4%
B and lower	184	2%

Total	$8,729	100%

      We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments as described above under “— Reinsurance.”

      For at least 50% of our $4,445 million of reinsurance recoverables at December 31, 2003, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,537 million and $873 million as of December 31, 2003 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses. If the value of the assets in these trusts decreases, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks Related to Our Company — Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.”

Inflation Risk

      Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 16% of Assurant PreNeed’s insurance policies with reserves of approximately $391 million as of December 31, 2003 have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See “— Derivatives.”

      In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

      We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. We also have limited foreign exchange risk exposure to currencies other than the Canadian dollar, primarily British pounds and Danish krone. Total invested assets denominated in these other currencies were less than 1% of our total invested assets at December 31, 2003.

      Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

      We assess our foreign exchange risk by examining the foreign exchange rate exposure of the excess of invested assets over the statutory reserve liabilities denominated in foreign currency. Two stress scenarios are examined.

      The first scenario assumes a hypothetical 10% immediate change in the foreign exchange rate.

      The second scenario assumes a more severe 2.33 standard deviation event (comparable to a one in 100 probability under a normal distribution).

      The modeling techniques we use to calculate our exposure does not take into account correlation among foreign currency exchange rates or correlation among various markets. Our actual experience may differ due to correlation assumptions utilized or if events occur that were not included in the methodology, such as significant illiquidity or other market events.

Derivatives

      Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts.

      Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We generally do not use derivative financial instruments.

      On August 1, 2003, we purchased a contract to partially hedge the inflation risk exposure inherent in some of our pre-funded funeral insurance policies. See “— Inflation risk.”

      In 2003, we determined that the modified coinsurance agreement with The Hartford contained an embedded derivative. In accordance with DIG B36, we bifurcated the contract into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet. Contemporaneous with the adoption of DIG B36, we transferred the invested assets related to this coinsurance agreement from fixed maturities available for sale to trading securities, included in other investments in the December 31, 2003 consolidated balance sheet. The combination of the two aforementioned transactions has no net impact in the consolidated statements of operations for the year ended December 31, 2003.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and financial statement schedules in Part IV, Item 15(a) 1 and 2 of this report are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The table below sets forth the names, ages and positions of our directors:

Name	Age	Positions

John Michael Palms(1)	68	Chairman of the Board
J. Kerry Clayton(1)	58	Director, President and Chief Executive Officer
Michel Baise(3)	55	Director
Robert J. Blendon(1)	61	Director
Beth L. Bronner(1)	52	Director
Howard L. Carver(3)	59	Director
Allen R. Freedman(3)	63	Director
H. Carroll Mackin(2)	63	Director
Gilbert Mittler(3)	54	Director

(1)	Denotes Class I Director with term to expire in 2005.

(2)	Denotes Class II Director with term to expire in 2006.

(3)	Denotes Class III Director with term to expire in 2007.

      John Michael Palms, Ph.D., D.Sc., Chairman of the Board. Dr. Palms has been a member of our board of directors since March 1990 and became Chairman in October 2003. Dr. Palms is a Distinguished University Professor at the University of South Carolina and was the President of the University of South Carolina from 1991 until his retirement in 2002. Earlier in his career, Dr. Palms served as President of Georgia State University and as a professor and administrator at Emory University. Dr. Palms currently serves on the boards of the Computer Task Group and Simcom International and is the Chair of the Exelon Corporation’s audit committee. He is also Chairman of the Board of the Institute for Defense Analyses. In the past, Dr. Palms has been a member of various additional company committees and boards including the University of South Carolina’s Educational and Development Foundation Boards, NationsBank of the Carolinas’ audit committee, the audit committee of the Board of Directors of Carolina First Bank, the Mynd Corporation’s compensation committee and Chair of PECO Energy’s nuclear committee.

      J. Kerry Clayton, President, Chief Executive Officer and Director. Mr. Clayton has been President and Chief Executive Officer of the Company since May 2000 and has been a member of our board of directors since March 1999. From 1993 to 1999, Mr. Clayton served as Executive Vice President of the Company with a variety of responsibilities. From 1985 to 1993, Mr. Clayton served as President of Fortis Benefits Insurance Company, which acquired and combined the operations of Western Life Insurance Company, St. Paul Life Insurance Company and the Group Division of Mutual Benefit Life. He also served as Senior Vice President, Finance of the Company from 1981 to 1985. From 1970 to 1980, Mr. Clayton held various positions with American Security Group (now part of Assurant Solutions), which was acquired by the Company in 1980.

      Michel Baise, Director. Mr. Baise has been a member of our board of directors since October 2003. Mr. Baise is currently General Manager Finance of Fortis and has held this position since 1994. From 1989 to 1994, Mr. Baise worked for Societé Générale de Belgique, as Advisor in the Industrial Subsidiaries and Strategy Division. Between 1982 and 1989, Mr. Baise served in various management positions and as a member of the Executive Committee of the Belgian Bank in Hong Kong and Belgium. This was preceded by assignments at the European Asian Bank as Credit Manager in Hamburg, Germany from 1981 to mid-1982, and Operations Manager in Singapore from 1977 to 1980. Mr. Baise began his career in 1972 as a management trainee at Generale Bank, later named Fortis Bank, and held various positions there including Deputy Manager of the Bills Department until 1977. Mr. Baise is Director and Chairman of Fortis Finance, NV a subsidiary of Fortis Insurance N.V. He is also Director and Chairman of various financing vehicles in Luxemburg: Fortfinlux SA, FGF Lux SA, Fortinvestlux SA and in Jersey: Fortis Capital Company, Ltd. He is a member of the Supervisory Board of a mortgage bank in The Netherlands, a subsidiary of Fortis Bank Nederland.

      Dr. Robert J. Blendon, Sc.D., Director. Dr. Blendon has been a member of our board of directors since March 1993. Dr. Blendon has been a professor of Health Policy at Harvard University’s School of Public Health and a professor of Political Analysis at Harvard University’s Kennedy School of Government since 1987. Previously, he served as Vice President of The Robert Wood Johnson Foundation.

      Beth L. Bronner, Director. Ms. Bronner has been a member of our board of directors since January 1994. Ms. Bronner is currently Senior Vice President and Chief Marketing Officer of Jim Beam Brands, a division of Fortune Brands. Prior to joining Jim Beam in 2003, Ms. Bronner was a Partner at LERA Consulting in Chicago, Illinois. Prior to joining LERA Consulting in 2002, Ms. Bronner was the President and Chief Operating Officer of ADVO, Inc., the nation’s largest full-service targeted direct mail marketing company. Before joining ADVO, Inc. in 2000, Ms. Bronner was President of the Health Division at Sunbeam Corporation. She was also a Senior Vice President and Director of Marketing of North American Consumer Banking at Citibank, N.A. and Vice-President of Emerging Markets for AT&T Company. Since 1993, she has been a member of the board of directors of The Hain-Celestial Group Inc., and has chaired its compensation committee. She also served as a member of Oak Industries, Inc.’s audit committee from 1996 until its 2000 merger with Corning Incorporated. Ms. Bronner also serves on the boards of several charitable organizations;

she is currently serving as a board member of the Cradle Foundation and is on the board of trustees of the Goodman Theater in Chicago, Illinois. She is a former trustee of the New School in New York City.

      Howard L. Carver, Director. Mr. Carver has been a member of our board of directors since June 2002. Mr. Carver is retired as an Office Managing Partner of Ernst & Young. Mr. Carver’s career at Ernst & Young spanned five decades, beginning as an auditor and a financial consultant. He later became the director of insurance operations in several Ernst & Young offices, and served as Regional Director of insurance operations, Associate National Director of insurance operations, Co-Chairman of Ernst & Young’s International insurance committee and was a member of the Ernst & Young National Insurance Steering Committee. He retired from Ernst & Young in June of 2002. He currently chairs the audit committees of the Company and the Phoenix National Trust Company, a wholly owned subsidiary of the Phoenix Group. Mr. Carver is a Certified Public Accountant and is a member of both the American Institute of Certified Public Accountants, and the Connecticut Society of CPAs. Mr. Carver also serves on the boards and/or finance committees of several civic/charitable organizations.

      Allen R. Freedman, Director. Mr. Freedman has been a member of our board of directors since its inception in 1979. Mr. Freedman is currently the owner and principal of A.R. Freedman & Co., a corporate strategy development firm and is the former Chairman and Chief Executive Officer of the Company, where he served as Chief Executive Officer until May 2000 and Chairman until his retirement in July 2000. In 1979, Mr. Freedman became the Company’s president and first employee, initiating the Company’s initial strategy and orchestrating its growth over the next 21 years. He began his career in 1964 as a tax lawyer, and a year later, he joined the Internal Revenue Service’s Office of the Chief Counsel. Mr. Freedman served as Vice President of D.H. Magid & Co. from 1967 to 1970. From there, he served as Vice President of Irving Trust Company (now Bank of New York). In 1975, Mr. Freedman became Executive Vice President and Treasurer of Lewis R. Eisner & Co., where he managed the creation of what is now Assurant in the United States, along with several other investments made by predecessors of Assurant. Beginning in 1978, he initiated and supervised most aspects of Assurant’s U.S. operations. Since his retirement as Chairman and Chief Executive Officer of the Company, he has served as a Director of Cornerstone Family Services, Chairman of its audit committee and a member of its investment committee. Since 1984, Mr. Freedman has also served as Chairman of the audit committee of Systems & Computer Technologies Corporation (SCTC). In January 2002, he became the Chairman of the Board of SCTC. Most recently, he has become a member of the board of directors of the newly formed Association of Audit Committee Members, Inc.

      H. Carroll Mackin, Director. Mr. Mackin is the former Executive Vice President and Treasurer of the Company, where he served from 1980 until his retirement in 1997. Mr. Mackin has been a member of our board of directors since October 1996. Mr. Mackin served as a consultant to the Company in 1979. He was the Company’s fourth employee and initiated many of the Company’s early activities, including consolidating its investment departments and its first treasury function. Before joining the Company, he was Director for Investments at Forstmann, Leff. He is currently principal owner of Great Northern Manufacturing, LLC, a Louisville, Kentucky-based manufacturer of specialty nails.

      Gilbert Mittler, Director. Mr. Mittler is the Chief Financial Officer of Fortis, and has been a member of our board of directors since March 2003. Mr. Mittler joined AG Group, one of the founding companies of Fortis, in 1988 and became at the inception of Fortis in 1990 Director of Fortis Group Finance & Development and Secretary of the Executive and Supervisory Boards of Fortis. He began his career as an accountant at Arthur Andersen in 1974, and subsequently worked for Belgian holding company Sofina as Senior Officer from 1976 to 1988. In 1988, he was recruited to serve as Head of Corporate Development of the AG Group (now Fortis AG), and in 1993 became Managing Director of ASLK Bank (now Fortis Bank) and a member of its Executive Committee, responsible for Finance & Control and foreign operations. In 1998, he became a member of the executive committee of Fortis, and a year later, he was named Managing Director of Fortis (B) and Fortis (NL), maintaining various responsibilities at group level. Since September 2000, he has served as Chief Financial Officer of Fortis and since 2001 also as Managing Director and Chief Financial Officer of Fortis Bank. Mr. Mittler is a member of the board of directors of Caifor, Fortis AG, Fortis Bank and Fortis Insurance N.V. He is also Vice-Chairman of the board of directors of the Banque Générale du Luxembourg and a member of Fortis ASR N.V.’s “Raad van Commissarissen” (Supervisory Board).

Composition of Board of Directors

      Our by-laws provide that our board of directors shall consist of such number of directors as from time to time fixed exclusively by resolution of the board of directors. However, our certificate of incorporation and the shareholders’ agreement that we entered into with Fortis Insurance N.V. provide that for so long as Fortis owns at least 10% of our outstanding common stock, our board of directors shall consist of no more than 12 directors (including at least seven independent directors at such time as is required by the listing standards of the New York Stock Exchange). The current board of directors consists of twelve persons and is divided into three classes. There are currently three vacancies arising from the resignations of three Fortis designees. Each director will serve a three year term, with termination staggered according to class, except that Class I Directors have an initial term expiring in 2005 and Class II Directors have an initial term expiring in 2006. The classification and current term of office of each of our directors has been noted in the table listing our board of directors under “— Directors.”

      Pursuant to the shareholders’ agreement that we entered into with Fortis Insurance N.V., Fortis has the right to nominate designees to our board of directors and, subject to limited exceptions, our board of directors will nominate those designees as follows: (i) so long as Fortis owns at least 10% of our outstanding common stock, two designees (out of a maximum of 12 directors); and (ii) so long as Fortis owns less than 10% but at least 5% of our outstanding common stock, one designee. Currently, Fortis has two designees on our board of directors, consisting of Messrs. Baise and Mittler. Fortis has agreed to cause the appropriate number of Fortis designees to resign promptly at any time when the number of Fortis designees on our board of directors exceeds the number of designees to which Fortis is entitled, unless otherwise requested by us.

Committees of the Board of Directors

      Executive Committee. The Executive Committee is composed of Messrs. Baise, Clayton, Freedman and Palms and is chaired by Mr. Clayton. This committee acts for the board of directors when a meeting of the full board is not practical.

      Compensation Committee. The Compensation Committee is composed of Ms. Bronner and Messrs. Freedman, and Mittler and is chaired by Mr. Freedman. This committee approves, administers and interprets our compensation and benefit policies, including our executive incentive programs. It reviews and makes recommendations to our board of directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles. This committee is also responsible for establishing our CEO’s compensation.

      Audit Committee. The Audit Committee is composed of Messrs. Carver, Mackin and Palms and is chaired by Mr. Carver. This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. Among other functions, the committee retains our independent public accountants. Each member of the Audit Committee is a non-management director. Mr. Carver is a “financial expert” within the definition of that term under the regulations of the Securities Act.

      Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is composed of Messrs. Blendon, Mittler and Palms and is chaired by Dr. Palms. This committee oversees our governance policies, nominates directors for election by the board or by stockholders, nominates committee chairpersons and nominates directors for membership on the committees of the board.

Code of Ethics

      As a new reporting company we are required to develop an ethics code that applies to all of our directors, officers and employees by October, 2004. We are currently developing an Assurant Ethics Code, and when it is adopted we will make it publicly available on our website at www.assurant.com. If we subsequently make any substantive amendment to the Assurant Ethics Code, or grant any waiver, including any implicit waiver, from a provision of the code, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions after we adopt and publish the

Assurant Ethics Code, we will disclose the nature of the amendment or waiver on our website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Executive Officers

      The table below sets forth certain information concerning our executive officers:

Name	Age	Positions

J. Kerry Clayton	58	President, Chief Executive Officer and Director
Robert B. Pollock	49	Executive Vice President and Chief Financial Officer
Lesley Silvester	57	Executive Vice President
Benjamin M. Cutler	59	Executive Vice President
Michael J. Peninger	49	Executive Vice President; President and Chief Executive Officer of Assurant Employee Benefits
Alan W. Feagin	57	Executive Vice President; President and Chief Executive Officer of Assurant PreNeed
Donald Hamm	49	Executive Vice President; President and Chief Executive Officer of Assurant Health
Philip Bruce Camacho	46	Executive Vice President; President and Chief Executive Officer of Assurant Solutions
Katherine Greenzang	40	Senior Vice President, General Counsel and Secretary
Jeffrey Helman	50	Senior Vice President and General Auditor
Lucinda Landreth	56	President and Chief Investment Officer of Assurant Asset Management
Larry M. Cains	57	Senior Vice President, Investor Relations
Robert Haertel	48	Senior Vice President, Compensation and Benefits
Edwin L. Harper	62	Senior Vice President, Public Affairs/ Government Relations
Barbara R. Hege	60	Senior Vice President, Finance (Taxation)
Lance R. Wilson	56	Senior Vice President and Chief Information Officer

      J. Kerry Clayton, President, Chief Executive Officer and Director. Biography available under “— Directors.”

      Robert B. Pollock, Executive Vice President and Chief Financial Officer. Mr. Pollock has been our Executive Vice President and Chief Financial Officer since January 1999. He is also the Chairman of Assurant Solutions. From 1993 to 1999, he served as President and Chief Executive Officer of Assurant Employee Benefits. Mr. Pollock began his career as an actuary at CUNA Mutual Insurance Group in 1974. He then joined the Company as a staff actuary at Assurant Employee Benefits in 1981. In July 1992, Mr. Pollock was appointed Senior Vice President, Group Life and Disability at Assurant Employee Benefits. In July 1993, he was appointed President and Chief Executive Officer of Assurant Employee Benefits. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Mr. Pollock was the Chairman of the Disability Insurance Committee for the Health Insurance Association of America (HIAA) for three years.

      Lesley Silvester, Executive Vice President. Ms. Silvester has been our Executive Vice President since January 2001. From 1996 to 1999, she served as Director, Group Management Development for the Fortis Group in Brussels. Since returning to the United States in 1999, Ms. Silvester has had responsibility for Human Resources for the Company and, in 2001, assumed Executive Committee responsibility for Assurant PreNeed. Ms. Silvester’s professional career spans more than two and a half decades, much of which has been in the insurance industry in human resources management, organization development and strategy. Ms. Silvester’s experience includes 15 years with different parts of the Company in the United States and with Fortis in Europe, focusing recently on world-wide senior management development, company learning, human resources strategy and post-merger integration. Ms. Silvester is a Graduate Member of the Institute of

Personnel Management in the United Kingdom and holds both her F.L.M.I. and American Compensation Association Certification.

      Benjamin M. Cutler, Executive Vice President. Mr. Cutler has been Executive Vice President of the Company and Chairman, Assurant Health since January 2003. Mr. Cutler has over 30 years of experience in the insurance industry. Prior to his current position, Mr. Cutler served as President and Chief Executive Officer of Assurant Health from 1998 to 2002. Before joining the Company in 1985, Mr. Cutler held various positions at Sun Life Group of America and USLIFE Corporation. Mr. Cutler currently serves as past Chairman and director of America’s Health Insurance Plans (formed by the merger of HIAA and AAHP). Mr. Cutler serves on the board of the Wellness Councils of America.

      Michael J. Peninger, Executive Vice President; President and Chief Executive Officer, Assurant Employee Benefits. Mr. Peninger has been President and Chief Executive Officer of Assurant Employee Benefits since January 1999. Mr. Peninger began his career at Northwestern National Life in 1977 as an actuary. He then joined Assurant Employee Benefits in 1985 as a corporate actuary and has held various positions within the Company. In 1991, Mr. Peninger was appointed Senior Vice President and Chief Financial Officer and in 1993 he became Senior Vice President of Finance and Claims of Assurant Employee Benefits. In 1998, Mr. Peninger was appointed Executive Vice President. Mr. Peninger is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

      Alan W. Feagin, Executive Vice President; President and Chief Executive Officer, Assurant PreNeed. Mr. Feagin is President and Chief Executive Officer of Assurant PreNeed and Vice-Chairman and Chief Executive Officer of AMLIC, positions he has held since January 1995. Mr. Feagin joined United Family Life Insurance Company (now part of Assurant PreNeed) in 1989 as Senior Vice President, Marketing. He also served as Senior Vice President of Sales of United Family Life before being named President and Chief Executive Officer in 1995. Mr. Feagin has more than 20 years of experience in the marketing, advertising and sales arenas, beginning his career in the soft drink industry. He has served in various senior marketing positions with the McCann-Erickson advertising agency, RJ Reynolds Industries and Canada Dry/ Sunkist Corporation prior to joining the Company.

      Donald Hamm, Executive Vice President; President and Chief Executive Officer, Assurant Health. Mr. Hamm has been President and Chief Executive Officer of Assurant Health since January 2003. Mr. Hamm first joined Assurant Health in 1982, holding several executive positions until 1993. He then worked as a principal with William M. Mercer, a consultant with Tillinghast-Towers Perrin and as Vice President of the Southeast Region for Blue Cross/ Blue Shield of Wisconsin prior to rejoining Assurant Health in 1999 as Chief Financial Officer. Mr. Hamm is a Fellow in the Society of Actuaries, a member of the American Academy of Actuaries and a Fellow of the Life Management Institute.

      Philip Bruce Camacho, Executive Vice President; President and Chief Executive Officer, Assurant Solutions. Mr. Camacho has been President and Chief Executive Officer of Assurant Solutions since January 2003. Prior to his appointment as President, Mr. Camacho served as Assurant Group’s Executive Vice President for Sales and Marketing. Mr. Camacho joined American Bankers in 1990 as Vice President of Information Systems. At the time of the Company’s acquisition of American Bankers, he was Executive Vice President, Investor Relations, with responsibility for legal and regulatory affairs, marketing services, licensing, state filings and client administration, as well as investor relations. A certified public accountant, before joining American Bankers, Mr. Camacho worked as an accountant with PricewaterhouseCoopers LLP, specializing in insurance in the United States, United Kingdom and the Caribbean.

      Katherine Greenzang, Senior Vice President, General Counsel and Secretary. Ms. Greenzang has been our Senior Vice President, General Counsel and Secretary since June 2001. Ms. Greenzang joined the Company in August 1994 as Corporate Counsel. She was named Assistant Vice President and Corporate Counsel in 1995 and Vice President, Corporate Counsel in 1996 before assuming her current position. Prior to joining the Company, Ms. Greenzang worked as an associate at Dewey Ballantine LLP. She is a member of the American Bar Association, the New York State Bar Association and the Association of Corporate Counsel.

      Jeffrey Helman, Senior Vice President and General Auditor. Mr. Helman has been Senior Vice President and General Auditor since January 1997. As head of Audit Services, he is responsible for fulfilling the internal auditing requirements of the Company and its individual business segments. Mr. Helman has over two decades of experience and expertise in finance and auditing. Prior to joining the Company in 1993 as Vice President, he was a Partner at Arthur Andersen & Company, where he had worked since graduating from college in 1975. Mr. Helman is a Certified Public Accountant and is a member of the Institute of Internal Auditors and the American Institute of Certified Public Accountants.

      Lucinda Landreth, President and Chief Investment Officer, Assurant Asset Management. Ms. Landreth has been President and Chief Investment Officer of Assurant Asset Management, a division of the Company since June 2002. Ms. Landreth is responsible for managing the Company’s investment portfolio and for overseeing the development and implementation of the Company’s investment policy. Ms. Landreth first worked at the Company from 1997 until 2001 as Executive Vice President and Chief Investment Officer of Fortis Mutual Funds, and was responsible for investment performance and process, equity strategy and compliance, as well as developing investment professionals. When the sale of Fortis Financial Group was finalized, Ms. Landreth left the Company. She returned in July of 2002 as Senior Vice President before assuming her current title. Prior to joining the Company, Ms. Landreth was Chief Investment Officer of Alex Brown Advisory and Trust Co., a subsidiary of a major investment bank and securities brokerage in Baltimore. Ms. Landreth started her career as an equity analyst with Philadelphia’s Provident National Bank in 1970. After holding a succession of positions with what later became PNC Financial Services Group, she was named Managing Director of PNC’s Equity Investment area in 1992. Ms. Landreth is a Chartered Financial Analyst.

      Larry M. Cains, Senior Vice President, Investor Relations. Mr. Cains has been our Senior Vice President, Investor Relations, since January 2004. Prior to his current position, he served as Senior Vice President, Finance for nine years and was responsible for managing the departments of the Controller, corporate insurance and Information Technology (New York). Prior to assuming that position, Mr. Cains served as the Company’s Vice President and Controller for seven years. Mr. Cains has three decades of experience in accounting, finance and general management. Prior to joining the Company in 1988, he was Marsh & McLennan’s Vice President and Controller for ten years. Earlier in his career, he was employed by Arthur Andersen & Company and Hertz Corporation in accounting and auditing. Mr. Cains is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants and Financial Executives International.

      Robert Haertel, Senior Vice President, Compensation and Benefits. Mr. Haertel has been Senior Vice President of the Company since January 2001. Prior to his current position he was Vice President, Compensation, a position he held since June 1998. Mr. Haertel began his career in Human Resources as an employee relations generalist for Shell Oil Company in 1979. He then went on to hold various management positions specializing in compensation and human resources at Citicorp, Engelhard Corporation, Bankers Trust and CS First Boston. Prior to joining the Company in June 1998, Mr. Haertel was the director of compensation and benefits at Nielsen Media Research. Mr. Haertel holds a Certified Compensation Professional designation from World at Work (formerly the American Compensation Association) and is a member of the Society of Human Resources Management.

      Edwin L. Harper, Senior Vice President, Public Affairs/ Government Relations. Mr. Harper has been our Senior Vice President, Public Affairs/ Government Relations since July 2001. Prior to his current position, Mr. Harper held a number of senior management positions including Chief Operating Officer and Chief Financial Officer of American Security Group (now part of Assurant Solutions) from 1998 to 2001. Prior to joining American Security Group, Mr. Harper held various executive positions, including President and Chief Executive Officer of the Association of American Railroads, Executive Vice President and Chief Financial Officer of the Campbell Soup Company and Senior Vice President and Chief Administrative Officer of CertainTeed Corporation. In 1980, Mr. Harper joined then President-elect Reagan’s Transition Team. He stayed on to become an Assistant to the President, Deputy Director of the Office on Management and Budget and, later, Chief of Policy Development. Earlier, from 1970 to 1973, he served under President Nixon as a Special Assistant to the President with policy planning and budgeting responsibilities. Mr. Harper has served on the boards of several public companies, academic institutions, civic organizations and professional associations. Currently he is a member of the board of directors of CompuCon Inc., the Council on Excellence in Government and The American Quality and Productivity Center.

      Barbara R. Hege, Senior Vice President, Finance. Ms. Hege has been Senior Vice President, Finance since December 2000. Ms. Hege joined the Company as Vice President, Taxation, in 1991. Prior to joining the Company, she was Vice President, Finance and Taxation at Mutual Benefit Life Insurance Company. Earlier in her career she was a Senior Manager with KPMG LLP in Chicago. She is a Certified Public Accountant and a Chartered Life Underwriter. She is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants, the American Woman’s Society of Certified Public Accountants, The Society of Financial Service Professionals and a past president of the Chicago Society of Women Certified Public Accountants.

      Lance R. Wilson, Senior Vice President and Chief Information Officer. Mr. Wilson has been our Senior Vice President, Shared Services, and Chief Information Officer since April 2000. Prior to joining the Company, Mr. Wilson was Chief Information Officer at Sunbeam Corporation from 1999 to 2000, and also worked for Honeywell Corporation from 1997 to 1999 as Vice President and Chief Information Officer. From 1989 to 1997, Mr. Wilson provided leadership for the information systems activities of the Pillsbury Company, where he was Vice President, Management Information Systems. From 1979 to 1989, Mr. Wilson held various positions with Land O’Lakes, Inc., where he was responsible for the creation and implementation of a marketing and sales decision support system. Mr. Wilson started his career in 1974 at the U.S. Department of Defense, U.S. Navy, where he was responsible for Management Systems Analysis.

Executive Management Committee and Management Board

      A group of executive officers that we refer to as the Executive Management Committee, consisting of the Chief Executive Officer and all Executive Vice Presidents of the Company and the Chief Executive Officers of each of our operating business segments, is ultimately responsible for setting the policies, strategy and direction of the Company, subject to the overall direction and supervision of the board of directors. The current members of the Executive Management Committee are J. Kerry Clayton, Robert B. Pollock, Lesley Silvester, Benjamin M. Cutler, Michael J. Peninger, Alan W. Feagin, Donald Hamm and Philip Bruce Camacho. All of the Company’s executive officers constitute a group that we refer to as the Management Board. This group is responsible for setting the operational policies of the Company, including those dealing with shared services, issues that pertain to multiple business segments and corporate functions.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us copies of all Section 16(a) reports they file.

      Because we were not subject to the reporting obligations under Section 16(a) of the Exchange Act during fiscal 2003, no initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company were required to be filed in fiscal year 2003.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table sets forth certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001 for our Chief Executive Officer and each of the next four most highly compensated executive officers during the fiscal year ended December 31, 2003. These individuals are referred to as the “named executive officers.”

					Long-Term
					Compensation

		Annual Compensation			Awards	Payouts

				Other	Securities
				Annual	Underlying		All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options(2)	LTIP(3)	Compensation(4)

		($)	($)	($)	(#)	($)	($)
J. Kerry Clayton	2003	811,200	1,622,400	—	30,000	—	865,864
President and Chief	2002	780,000	1,560,000		30,000	—	54,600
Executive Officer	2001	750,000	—		30,000	450,389	125,067
Robert B. Pollock	2003	649,000	1,103,300	—	15,000	69,244	468,515
Executive Vice President and	2002	624,000	1,067,368		15,000	—	43,680
Chief Financial Officer	2001	609,615	6,568		14,000	125,543	87,500
Benjamin M. Cutler	2003	459,700	597,610	—	10,000	—	236,808
Executive Vice President	2002	442,000	530,400		4,000	—	66,640
	2001	425,000	510,000		3,500	83,937	44,996
Lesley Silvester	2003	432,600	562,380	—	10,000	—	240,942
Executive Vice President	2002	416,000	540,800		10,000	—	29,120
	2001	400,000	—		3,200	28,609	42,700
Philip Bruce Camacho	2003	525,000	318,150	—	4,000	—	129,865
Executive Vice President;	2002	478,400	278,907		4,000	220,000	33,488
President and Chief Executive	2001	464,615	—		3,700	—	48,554
Officer, Assurant Solutions

(1)	Perquisites and other personal benefits to the named executive officers were less than both $50,000 and 10% of the total annual salary and bonus reported for the named executive officers, and therefore, information regarding perquisites and other personal benefits has not been included.

(2)	The option grants shown in this table represent options granted pursuant to the Assurant, Inc. Stock Option Plan to acquire shares of Assurant Inc.’s Series D Preferred Stock, the value of which was related to the market value of shares of Fortis N.V. and Fortis SA/ NV, and the Euro to U.S. dollar conversion rate. On October 15, 2003, our board of directors authorized the discontinuance of this plan effective September 22, 2003 and all stock options outstanding thereunder were cancelled in exchange for a payment of the fair value of such options, as determined by an independent third party.

(3)	Amounts shown in this column represent amounts that were paid or payable in the given year under the Appreciation Incentive Rights Plan.

(4)	Amounts shown in this column for the fiscal year ended December 31, 2003 include the following amounts: (i) for Mr. Clayton, $14,000 for Company contributions under the Assurant 401(k) Plan, $151,984 for estimated Company contributions under the 401(k) portion of the Assurant Executive Pension and 401(k) Plan, and $699,880 in payment of the fair value for stock options to purchase Assurant, Inc.’s Series D Preferred Stock granted pursuant to the Assurant, Inc. Stock Option Plan that were cancelled on September 22, 2003; (ii) for Mr. Pollock, $14,000 for Company contributions under the Assurant 401(k) Plan, $106,146 for estimated Company contributions under the 401(k) portion of the Assurant Executive Pension and 401(k) Plan, and $348,369 in payment of the fair value for stock options to purchase Assurant, Inc.’s Series D Preferred Stock granted pursuant to the Assurant, Inc. Stock Option Plan that were cancelled on September 22, 2003; (iii) for Mr. Cutler, $14,000 for Company contributions under the Assurant 401(k) Plan, $55,307 for estimated Company contributions under the

401(k) portion of the Assurant Executive Pension and 401(k) Plan, and $167,501 in payment of the fair value for stock options to purchase Assurant, Inc.’s Series D Preferred Stock granted pursuant to the Assurant, Inc. Stock Option Plan that were cancelled on September 22, 2003; (iv) for Ms. Silvester, $14,000 for Company contributions under the Assurant 401(k) Plan, $54,138 for estimated Company contributions under the 401(k) portion of the Assurant Executive Pension and 401(k) Plan, and $172,804 in payment of the fair value for stock options to purchase Assurant, Inc.’s Series D Preferred Stock granted pursuant to the Fortis, Inc. Stock Option Plan that were cancelled on September 22, 2003; and (v) for Mr. Camacho, $14,000 for Company contributions under the Assurant 401(k) Plan, $42,273 for estimated Company contributions under the 401(k) portion of the Assurant Executive Pension and 401(k) Plan, and $73,592 in payment of the fair value for stock options to purchase Assurant, Inc.’s Series D Preferred Stock granted pursuant to the Assurant, Inc. Stock Option Plan that were cancelled on September 22, 2003.

Option Grants in 2003

      The following table presents information concerning stock options granted pursuant to the Assurant, Inc. Stock Option Plan to acquire shares of Assurant, Inc.’s Series D Preferred Stock to the named executive officers during the fiscal year ended December 31, 2003. The Stock Option Plan was terminated effective as of September 22, 2003, and all stock options outstanding thereunder were cancelled in exchange for a payment of the fair value of such options, as determined by an independent third party. Such payment totaled approximately $2.2 million for all outstanding stock options.

		Percent of
	Number of	Total
	Securities	Options			Grant
	Underlying	Granted to	Exercise		Date
	Options	Employees	or Base		Present
	Granted(1)	in Fiscal	Price	Expiration	Value(2)
Name	(#)	Year	($/Sh)	Date	($)

J. Kerry Clayton	30,000	32.2%	23.65	3/21/13	293,400
Robert B. Pollock	15,000	16.1%	23.65	3/21/13	146,700
Benjamin M. Cutler	10,000	10.7%	23.65	3/21/13	97,800
Lesley Silvester	10,000	10.7%	23.65	3/21/13	97,800
Philip Bruce Camacho	4,000	4.3%	23.65	3/21/13	39,120

(1)	The options were granted pursuant to the Assurant, Inc. Stock Option Plan to acquire shares of Assurant, Inc.’s Series D Preferred Stock, the value of which is related to the market value of shares of Fortis N.V. and Fortis SA/NV and the Euro to U.S. dollar conversion rate. The options had a term of ten years and were scheduled to vest as to one-third of the shares on the first three anniversaries of the date of grant.

(2)	There was no public market for shares of Assurant, Inc.’s Series D Preferred Stock on the grant date. The estimated present values for the options listed above are based on the binomial values of the options calculated as of September 22, 2003 by an independent third party, using the following assumptions: (i) the value of one share of Series D Preferred Stock is the sum of the value of 0.9 of one share of Fortis SA/NV and 0.9 of one share of common stock of Fortis N.V., (ii) the exercise price of the option was equal to the fair market value as of the date of grant, (iii) the stock price equals the average of the combined Fortis N.V./ Fortis SA/ NV share price for the three months prior to the calculation; (iv) volatility was calculated as the average of the 60-month historical volatility of the Fortis SA/NV and Fortis N.V. shares at the date of calculation; (v) the annual dividend was calculated as the average of the Fortis SA/NV and Fortis N.V. stock dividend, and (vi) the discount rate was based on the Euro benchmark yield curve for the outstanding term of each option. Although this calculation is not necessarily the value of the options as of their date of grant, it is the value for which they were cashed out, as discussed above.

Long-Term Incentive Plan Awards

      The following table presents information concerning long-term incentive plan awards to the named executive officers under the Assurant Appreciation Incentive Rights Plan during the fiscal year ended December 31, 2003:

				Estimated
				Future Payouts
				Under Non-
			Performance or	Stock Price-
	Number of Shares,		Other Period	Based Plans
	Units or Other		Until Maturation
Name	Rights (#)		or Payout	Target(1) ($)

J. Kerry Clayton	20,151	(2)	3 Years	811,200
Robert B. Pollock	14,509	(2)	3 Years	584,100
Benjamin M. Cutler	8,565	(2)	3 Years	344,775
Lesley Silvester	8,060	(2)	3 Years	324,450
Philip Bruce Camacho	7,333	(3)	3 Years	341,250

(1)	An eligible employee of Assurant, Inc. receives 75% of his or her award in Assurant, Inc. incentive rights and 25% of his or her award in operating business segment incentive rights. Conversely, an eligible employee of an operating business segment of Assurant receives 25% of his or her award in Assurant, Inc. incentive rights and 75% of his or her award in operating business segment incentive rights. Each incentive right represents the right to the appreciation in value of an incentive right over the vesting period of the award, based on a valuation provided by an independent, qualified appraiser.

(2)	Represents the total number of incentive rights awarded. Rights are distributed between Assurant, Inc. (75%) and each of the four operating business segments (25%). The Assurant, Inc. incentive rights were replaced with stock appreciation rights on Assurant common stock following the Company’s initial public offering.

(3)	Represents the total number of incentive rights awarded. Rights are distributed between Assurant, Inc. (25%) and Assurant Solutions (75%). The Assurant, Inc. incentive rights were replaced with stock appreciation rights on Assurant common stock following the Company’s initial public offering.

Pension Plans

      We maintain two executive defined benefit pension plans, each of which is inter-related with our broad-based, tax-qualified, defined benefit pension plan.

      Supplemental Executive Retirement Plan. Effective January 1, 1990, our board of directors adopted the Supplemental Executive Retirement Plan (SERP), which is a non-qualified, unfunded supplemental pension plan for certain key executives of the Company and its subsidiaries. Under the SERP, participants who meet certain conditions are entitled to receive a benefit, called a “target benefit,” that is then offset (reduced) by certain other benefits, such as the pension payable under our tax-qualified defined benefit pension plan (the Assurant Pension Plan, described below), the benefit payable under the pension portion of the Executive Pension and 401(k) Plan, described below, and Social Security benefits. If the SERP benefit commences at age 60 or later, the target benefit, expressed as a single life annuity, is 50% of the employee’s base pay plus target short-term incentive bonus, each as most recently approved by our board of directors, multiplied by a fraction, the numerator of which is the employee’s number of months of employment with the Company or its subsidiaries, and the denominator of which is 240. In other words, after 20 years of employment, the employee will earn a full 50% benefit under this plan. If the SERP benefit commences prior to age 60, then the target benefit will be reduced on an actuarially equivalent basis from age 60 to the date the benefit actually commences.

      A participant is not vested in any of his or her benefit under the SERP until the second anniversary of the date he or she commences participation in the plan. On the second anniversary of participation, the participant vests in the SERP benefit at the rate of 3% for each month of employment thereafter with the Company or its subsidiaries. A participant will become 100% vested in his or her SERP benefit in the event of death or disability. If a participant is terminated for cause, as defined in the SERP, or commits a material breach of certain covenants regarding non-competition, confidentiality, non-solicitation of employees or non-solicitation of customers, then the participant will forfeit any remaining SERP benefits.

      The default form of payment under the SERP is a single lump payment that is the actuarial equivalent of the SERP benefit. The participant may also elect optional forms of payment under the SERP.

      If there is a change in control with respect to the Company or a division, and within two years after the change in control a participant’s employment is terminated without cause or the participant terminates employment for good reason, then (1) the participant will become 100% vested in his or her SERP benefit; (2) the participant will be credited with 36 additional months of service for purposes of computing his or her target benefit; and (3) the actuarial reduction for commencement of the SERP benefit prior to age 60 will be calculated as though the participant was 36 months older than his or her actual age.

      The SERP provides that if the payments to a participant or beneficiary will be made over a period of more than one year and if at the time payments commence the Company is not subject to pending proceedings as a debtor under the U.S. Bankruptcy Code, then Fortis Insurance N.V. will guarantee the payment of SERP benefits to such participant or beneficiary. The SERP further provides that if Fortis Insurance N.V. ceases to be the beneficial owner of the Company, then such guarantee will be limited to the actuarially equivalent value of the participant’s SERP benefit immediately following such cessation of beneficial ownership.

      The table below shows the target benefit payable under the SERP. The benefit shown is a single life annuity commencing at age 60.

Target Benefits Payable Under the Assurant, Inc. SERP

	Years of Service(1)

Final Compensation	10	15	20	25	35

$ 500,000	$125,000	$187,500	$250,000	$250,000	$250,000
750,000	187,500	281,250	375,000	375,000	375,000
1,000,000	250,000	375,000	500,000	500,000	500,000
1,250,000	312,500	468,750	625,000	625,000	625,000
1,500,000	375,000	562,500	750,000	750,000	750,000
1,750,000	437,500	656,250	875,000	875,000	875,000
2,000,000	500,000	750,000	1,000,000	1,000,000	1,000,000
2,500,000	562,500	843,750	1,125,000	1,125,000	1,125,000
3,000,000	625,000	937,500	1,250,000	1,250,000	1,250,000

(1)	At December 31, 2003, J. Kerry Clayton had 33.2 years of service and SERP compensation of $1,622,400; Robert B. Pollock had 22.6 years of service and SERP compensation of $1,200,650; Lesley Silvester had 19.3 years of service and SERP compensation of $713,790; Benjamin M. Cutler had 18.1 years of service and SERP compensation of $758,505; and Philip Bruce Camacho had 4.4 years of service and SERP compensation of $840,000.

      Executive Pension and 401(k) Plan. Effective January 1, 1994, our board of directors adopted the Executive Pension and 401(k) Plan, which is a non-qualified, unfunded deferred compensation plan for certain key executives of the Company and its subsidiaries. The pension portion of this plan (referred to herein as the Executive Pension Plan) is intended to restore to participants amounts that they are restricted from receiving under the Assurant Pension Plan, described below, due to section 401(a)(17) of the U.S. tax code, which generally limits the compensation that may be taken into account under a tax-qualified pension plan to no more than $200,000 annually (subject to cost of living adjustments).

      A participant becomes vested in the benefits under the Executive Pension Plan after three years of vesting service, if the participant has elected to participate in the pension equity portion of the Assurant Pension Plan and after five years of vesting service if the participant has elected to participate in the pension formula that predated the pension equity formula under the Assurant Pension Plan. The benefits under the Executive Pension Plan are payable in a single lump sum in cash as soon as practicable after the participant terminates employment, unless exchanged for options under the Assurant Investment Plan.

      Assurant Pension Plan. Since 1983, we have maintained the Assurant Pension Plan, which is a tax-qualified, defined benefit pension plan subject to regulation under ERISA. Eligible employees generally may participate in the Plan after completing one year of service with the Company. The Assurant Pension Plan provides for multiple benefit formulas for different groups of participants. Benefits under the plan are payable at termination of employment. A participant’s benefit may be paid in a lump sum or in various annuity forms.

Employment and Change in Control Agreements

      We have entered into change in control severance agreements with Mr. Clayton, our other named executive officers and other officers and key employees. The severance agreements generally provide that if a change in control (as defined) occurs with respect to the business segment for which an employee works, then a two-year trigger period begins. If the employee’s employment is terminated by us without cause or if the employee resigns for good reason (each as defined) during such two-year period, the employee is entitled to certain cash severance payments and continuation of medical and other welfare benefits for a period of 18 months following the termination of employment at the rate charged active employees.

      The amount of cash severance benefits payable to an employee is equal to a multiple (ranging from 1 to 3 depending on the agreement, and equal to 3 for Mr. Clayton and our other named executive officers) times the sum of the employee’s annual base salary and target annual bonus. One-half of the cash severance is payable within thirty days of the date of the employee’s termination, and one-half of the cash severance is payable in equal monthly installments over a period ranging from six months (for those with a severance multiple of 1) to 18 months (for those with a severance multiple of 3), offset by the amount of pre-tax compensation earned by the executive during such period. In addition, if a change in control has occurred and the employee’s employment has been terminated by us without cause or if the employee has resigned for good reason within one year prior to the change in control, then the employee is entitled to the cash severance benefits described above, to be paid in a lump sum in cash within 30 days after the change in control has occurred, and continuation of medical and other welfare benefits for a period of 18 months at the rate charged active employees, except that we shall reimburse the employee for the cost of obtaining such welfare benefits between the date of his or her termination and the date of the change in control. These agreements also provide additional rights including, but not limited to, outplacement services, legal fee reimbursement and reimbursement for any excise tax imposed on the officer by section 4999 of the U.S. tax code.

      American Bankers Insurance Group has a severance agreement with Mr. Camacho. If Mr. Camacho terminates his employment because of retirement (as determined in accordance with normal company policies) or death, then Mr. Camacho will receive a severance payment equal to 150% of his current salary, defined as his salary for the 12 months preceding the severance, excluding any bonus or deferred compensation. If Mr. Camacho’s employment is terminated because of disability, then Mr. Camacho will receive a severance payment equal to 50% of his current annual salary, as defined above. If either Mr. Camacho’s employment is terminated without cause (as defined in the agreement), or Mr. Camacho terminates employment after a decrease in his base salary to a level less than 80% of the level for any prior year, then Mr. Camacho will receive a severance payment equal to 100% of his current salary, as defined. In each case the severance benefit will be paid in a lump sum on the fifth business day following termination of employment.

Director Compensation

      Our board of directors adopted, and our sole stockholder prior to our initial public offering approved, the Assurant Directors Compensation Plan, as amended on December 12, 2003, effective following our initial public offering. The purpose of the plan is to attract, retain and compensate highly qualified individuals for service as members of the board of directors by providing them with competitive compensation and an ownership interest in our common stock. Directors who are employees of the Company or any of its subsidiaries or affiliates, or of Fortis Insurance N.V. or any of its subsidiaries or affiliates, and directors who are designated by Assurant to serve as directors pursuant to the shareholders’ agreement between the Company and Fortis Insurance N.V., are not eligible to participate in the plan or to receive payment for service as a director.

      The plan provides for payment of an annual retainer to our non-employee directors of $35,000, payable in cash quarterly. Additional annual retainers will be paid to the Chairman of the Board and committee members and chairpersons as follows: Chairman of the Board: $7,500; Audit Committee: member $3,750, chairperson $7,500; Compensation Committee: member $2,500, chairperson $5,000; Corporate Governance and Nominating Committee: member $2,500, chairperson $5,000; Executive Committee: none. Annual service for this purpose relates to the approximate 12-month periods between annual meetings of our stockholders. A prorated retainer will be paid to any person who becomes a non-employee director other than by election at an annual meeting. The plan also provides for the payment of participation fees of $2,000 for each board or committee meeting and $500 for each board or committee conference call (but not more than one fee for meetings or conference calls held on the same day). The Chairman of the Board or chairperson of a committee may authorize the full meeting fee to be payable with respect to any extended conference call or any other special off-site meeting required as part of a director’s service. The plan provides for reasonable reimbursement of travel expenses in connection with attending meetings of our board and its committees, and other company functions where the director’s attendance is requested by our Chief Executive Officer. A participant may elect to defer any cash amounts payable under the Directors Compensation Plan into the Assurant Investment Plan.

      In addition to cash compensation, the plan provides that each non-employee director will receive, on the later of the effective date of the plan or the first date he or she becomes a non-employee director, an initial award of (1) shares of our common stock having a grant date value equal to the normal (non-prorated) annual cash retainer amount for such year, excluding any retainer related to a committee member or chairperson assignment, and (2) stock appreciation rights with respect to an equal number of shares of common stock. On the day following each annual meeting of our stockholders, beginning in 2005, each non-employee director then in office (other than a director who first became a non-employee director at the stockholders meeting held on the previous day) will receive (1) an award of stock having a grant date value equal to the director’s annual cash retainer for such year, excluding any retainer earned by the director as a committee member or chair, and (2) an award of stock appreciation rights with respect to an equal number of shares of common stock. In no event will a director receive both an initial award and an annual award of shares and stock appreciation rights for the same year of service. The stock appreciation rights granted under the plan will have a base value equal to the fair market value of our common stock on the date of grant. Upon exercise of a stock appreciation right, a director will receive a cash payment equal to the excess, if any, of the fair market value of one share of our common stock on the date of exercise over the base value of the right. Stock appreciation rights granted under the plan will be fully vested on the date of grant, but may not be exercised until the fifth anniversary of the date of grant. To the extent not previously exercised, such rights will be automatically exercised on the earlier of the first anniversary of the grantee’s termination as a director of the Company for any reason or the tenth anniversary of the date of grant.

      Subject to adjustment for recapitalization events, the maximum number of shares of our common stock that may be issued under the Directors Compensation Plan is 500,000. The plan will remain in effect until the day following the 2013 annual meeting of our stockholders, unless terminated earlier by our board of directors. The board of directors may at any time terminate or amend the plan, but any such amendment would be subject to stockholder approval if, in the reasonable judgment of the board, the amendment would constitute a material change requiring stockholder approval under applicable laws or the applicable requirements of a stock exchange on which our stock is listed.

Consulting Agreement and Retirement Plan

      Effective July 31, 2000, Mr. Freedman retired as the Chief Executive Officer of the Company. In connection with his retirement, Mr. Freedman entered into a Consulting, Non-Compete and Payments Agreement with us and Fortis Insurance N.V. pursuant to which he agreed to (1) perform consulting services for the Company for a period of three years from and after July 31, 2000, and (2) refrain from certain activities that would be in competition with the Company, which includes refraining from encouraging, soliciting or inducing any officer or employee of the Company or its subsidiaries to enter into an employment relationship with any entity whose business activities are in competition with those of the Company for a period of five years ending July 31, 2005. Pursuant to the terms of this agreement, Mr. Freedman has received total payments of $2,491,000 and is entitled to one additional payment of $607,000 on August 1, 2004, and reimbursement of any reasonable out-of-pocket expenses incurred in providing his consulting services.

      On July 19, 1999, Mr. Freedman entered in to a Retirement Agreement with us and Fortis Insurance N.V. relating to the payments and benefits to be provided to Mr. Freedman in connection with his scheduled retirement on July 31, 2000. The agreement provided that: as of the date of Mr. Freedman’s retirement of July 31, 2000, Mr. Freedman would be fully vested in all amounts earned under our long term incentive plan. The amounts due Mr. Freedman under the long term incentive plan could be deferred by Mr. Freedman for a period of five years beyond the later of his retirement as an employee and his departure from our Board of Directors. The deferred amounts due Mr. Freedman under the long term incentive plan would be put into a trust for the benefit of Mr. Freedman during the deferral period.

      On August 1, 2000, we entered into a trust agreement with Wachovia Bank, N.A., for the benefit of Mr. Freedman. The trust was created to carry out the provisions of the retirement agreement and to hold assets contributed by us sufficient to fund our obligation to Mr. Freedman under the long term incentive plan. The Trust constituted an unfunded arrangement, subject to the claims of our creditors in the event of insolvency. We then deposited into the Trust an amount equal to our remaining obligation to Mr. Freedman under the long term incentive plan. On August 25, 2000, a portion of this amount was used, at the direction of Mr. Freedman, to purchase life insurance policies, of which specified family members of Mr. Freedman as the beneficiaries. Premiums on those life insurance policies were payable over time, and payments began on August 25, 2000 and are scheduled to continue through August 25, 2004.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee is composed of Ms. Bronner and Messrs. Freedman and Mittler. There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 1, 2004, by (i) each person who is known by us beneficially to own more than 5% of the outstanding shares of the Common Stock, (ii) each of our directors and nominees, (iii) each of the named executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1,

2004 are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other stockholder.

Name and Address of Beneficial	Amount and Nature of	Percentage
Owner(1)	Beneficial Ownership	of Class

Fortis Insurance N.V	50,199,131	35%
J. Kerry Clayton	29,091	*
Robert B. Pollock	19,164	*
Benjamin M. Cutler	11,491	*
Lesley Silvester	16,109	*
Philip Bruce Camacho	12,473	*
John Michael Palms	11,591	*
Michel Baise	—	—
Robert J. Blendon	3,591	*
Beth L. Bronner	11,591	*
Howard L. Carver	6,591	*
Allen R. Freedman	11,591	*
H. Carroll Mackin	11,591	*
Gilbert Mittler	—	—
All directors and executive officers as a group (24 persons)	207,626	*

*	Less than 1%.

(1)	The address for Fortis Insurance N.V. is Archimedeslaan 6, 3500 GA Utrecht The Netherlands. The address for all other persons is c/o Assurant, Inc., One Chase Manhattan Plaza, 41st Floor, New York, New York 10005.

Equity Compensation Plan Information

      The following table sets forth information about the Common Stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2003. All of the equity compensation plans became effective as of the Company’s initial public offering.

	(a) Number of Securities		(c) Number of Securities
	to be Issued Upon	(b) Weighted Average	Remaining Available for Future
	Exercise of Outstanding	Exercise Price of	Issuance Under Equity
	Options, Warrants and	Outstanding Options,	Compensation Plans (Excluding
Plan Category	Rights	Warrants and Rights	Securities Reflected in Column (a)

Equity Compensation Plans Approved by Stockholders	-0-	n/a	10,000,000 (1)
	-0-	n/a	5,000,000 (2)
	-0-	n/a	500,000 (3)
Equity Compensation Plans Not Approved by Stockholders	-0-	n/a	-0-

Total	-0-		15,500,000

(1)	Assurant, Inc. 2004 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares or unrestricted stock.

(2)	Assurant, Inc. 2004 Employee Stock Purchase Plan.

(3)	Assurant, Inc. Directors Compensation Plan. Shares reserved under this plan are available for stock grants to non-employee directors.

Item 13.	Certain Relationships and Related Transactions

General

      Some of our directors are directors, officers and employees of Fortis and/or its subsidiaries. We have entered into a shareholders’ agreement with Fortis Insurance N.V. that gives Fortis the right to nominate designees to our board of directors and the right to approve certain significant corporate actions as described under “— Shareholders’ Agreement.”

      In the ordinary course of business, we have entered into a number of agreements with Fortis and its subsidiaries relating to our historical business and our relationship with the Fortis group of companies, the material terms of which are described below. In addition, we have entered into agreements with Fortis relating to our separation from Fortis and the ongoing relationship of our Company and Fortis, as described below.

Registration Rights Agreement

      We have entered into a registration rights agreement with Fortis Insurance N.V. pursuant to which we have granted to Fortis Insurance N.V. and its affiliates that become our stockholders (collectively, Fortis Insurance) rights to request registration under the Securities Act to effect a public offering with respect to all or part of the shares of our common stock owned by them from time to time during the term of the agreement so long as the shares to be offered pursuant to the request have an aggregate offering price of at least $500 million (based on the then current market price) and, when the aggregate registrable shares held by the stockholder is less than or, after giving effect to the requested offering will be, less than 20% of the outstanding shares of our common stock, $250 million. We will be required to fulfill such obligation except in limited circumstances. The maximum number of shares to be included in any such public offering will not exceed the maximum number that the managing underwriter of such public offering considers to be appropriate. These rights may be exercised on an unlimited number of occasions with respect to registration statements on Form S-2 or S-3 and on not more than two occasions with respect to registration statements on Form S-1; provided that we will not be obligated to effect more than one registration in any 90-day period.

      In addition, subject to limited exceptions, if we propose to register any shares of our common stock, other equity securities or securities convertible into or exchangeable for equity securities, whether or not for sale for our own account, we are required to provide notice to Fortis Insurance, and if requested by Fortis Insurance, we will include its shares in the registration statement. The maximum number of shares to be included in any such public offering will not exceed the maximum number that the managing underwriter of such public offering considers to be appropriate with priority given to securities sought to be included at our request.

      During the term of the agreement, Fortis Insurance has agreed not to sell, transfer or hedge any shares of our common stock or any securities convertible into or exchangeable for our common stock for 10 days prior to and 90 days after the effective date of a registration statement for an underwritten public offering of any of our equity securities (unless the underwriters of such offering permit a shorter period).

      We are generally obligated to pay all expenses of the registration and offering of shares in connection with any such registration, other than underwriting discounts and commissions. In addition, we have agreed to indemnify Fortis Insurance for damages relating to a material misstatement or omission in any registration statement or prospectus relating to shares of our common stock to be sold by Fortis Insurance. Fortis Insurance has agreed to indemnify us, our officers and our directors on the same basis with respect to material misstatements or omissions relating to information about Fortis Insurance up to the amount of net proceeds received.

      Generally, we may grant registration rights to other persons; however, any such registration rights cannot be exercised until after the second anniversary of this offering.

Shareholders’ Agreement

      We have entered into a shareholders’ agreement with Fortis Insurance N.V. The shareholders’ agreement sets forth the following agreements as to corporate governance matters:

      Composition of Board of Directors. For so long as Fortis owns at least 10% of our outstanding common stock, our board of directors shall consist of no more than 12 directors (including at least seven independent directors at such time as is required by the listing standards of the New York Stock Exchange). Fortis will have the right to nominate designees to our board of directors and subject to limited exceptions, our board of directors will nominate those designees as follows: (i) so long as Fortis owns at least 10% of our outstanding common stock, two designees (out of a maximum of 12 directors); and (ii) so long as Fortis owns less than 10% but at least 5% of our outstanding common stock, one designee. Currently, Fortis has two designees on our board of directors, both of whom have been designated as Class III directors. Fortis has agreed to cause the appropriate number of Fortis designees to resign promptly at any time when the number of Fortis designees on our board of directors exceeds the number of designees to which Fortis is entitled, unless otherwise requested by us. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks Related to Our Relationship with and Separation from Fortis.”

      Fortis Voting Requirement. As long as Fortis owns at least 10% of our outstanding common stock, certain significant corporate actions may only be taken with the approval of Fortis Insurance N.V., as stockholder. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks Related to Our Relationship with and Separation from Fortis” for more detail on these provisions.

Cooperation Agreement

      We have entered into a cooperation agreement with Fortis Insurance N.V., Fortis N.V. and Fortis SA/NV relating to our separation from Fortis and the ongoing relationship between our Company and Fortis. Pursuant to this agreement, Fortis has granted us non-exclusive, royalty-free rights to use the Fortis name and marks for various transition periods ranging from one to two years depending on the usage of such name or mark.

      In addition, if Fortis is required to fully consolidate our financial statements with Fortis’ financial statements in accordance with International Accounting Standards/ International Financial Reporting Standards 27 (including if for any reason Fortis owns 50% of our outstanding common stock), we will be required to provide specified information to Fortis, including financial information, risk reporting, compliance reporting and drafts of earnings releases and other public filings. We will also be required to provide similar, but more limited, information to Fortis as long as Fortis owns shares representing 20% or more of the voting power of our outstanding common stock or during any period when Fortis is required to account for its investment in our Company under the equity method of accounting in accordance with International Accounting Standards/ International Financial Reporting Standards 28. In addition, we will be required to permit the Fortis internal audit group to inspect our books and records and to discuss affairs, finances and accounts with our officers and auditors as long as Fortis owns shares representing 10% or more of the voting power of our outstanding common stock.

      The cooperation agreement also contains provisions relating to, among other things:

•	cooperation between us and Fortis on various matters, including the timing of completion of audit reports and regulatory filings; and

•	existing vendor purchasing arrangements pursuant to which we purchase products and services also used by Fortis (which to the extent permitted by the underlying arrangement will continue for their term).

      We are entitled to indemnification from Fortis for losses arising out of any breach by Fortis of the cooperation agreement. We are required to indemnify Fortis for any losses arising out of any breach by us of the cooperation agreement or any material untrue statement or omission contained in any Fortis filing relating to information about us provided by us to Fortis for use in the filing and which is or would be required to be included in any filing by us.

SERP Guarantee

      Our SERP program provides that if the payments to a participant or beneficiary will be made over a period of more than one year and if at the time payments commence we are not subject to pending proceedings as a debtor under the U.S. Bankruptcy Code, then Fortis Insurance N.V. will guarantee the payment of SERP benefits to such participant or beneficiary. The SERP further provides that if Fortis Insurance N.V. ceases to be the beneficial owner of the Company, then such guarantee will be limited to the actuarially equivalent value of the participant’s SERP benefit immediately following such cessation of beneficial ownership.

Guarantee of 1997 Capital Securities

      In May 1997, Fortis Capital Trust, a trust established by us, issued 150,000 8.40% capital securities (1997 Capital Securities I) to investors and 4,640 8.40% common securities (the 1997 Common Securities I) to us, in each case with a liquidation amount of $1,000 per security. Fortis Capital Trust used the proceeds from the sale of the 1997 Capital Securities I and the 1997 Common Securities I to purchase $154,640,000 of our 8.40% junior subordinated debentures due 2027 (the 1997 Junior Subordinated Debentures I). These debentures are the sole asset of Fortis Capital Trust.

      In July 1997, Fortis Capital Trust II, a trust established by us, issued 50,000 7.94% capital securities (1997 Capital Securities II) to investors and 1,547 7.94% common securities (1997 Common Securities II) to us, in each case with a liquidation amount of $1,000 per security. Fortis Capital Trust II used the proceeds from the sale of the 1997 Capital Securities II and the 1997 Common Securities II to purchase $51,547,000 of our 7.94% junior subordinated debentures due 2027 (1997 Junior Subordinated Debentures II). The 1997 Junior Subordinated Debentures II are the sole asset of Fortis Capital Trust II.

      With respect to each of Fortis Capital Trust and Fortis Capital Trust II, each us of, Fortis SA/ NV and Fortis N.V. entered into a junior subordinated guarantee of the distributions and payments on the liquidation and redemption of the 1997 Capital Securities I and the 1997 Capital Securities II, respectively, but only to the extent the funds are held by Fortis Capital Trust and Fortis Capital Trust II , respectively, Fortis SA/ NV and Fortis N.V. also entered into a junior subordinated guarantee of the payment of the principal, premium, if any, and interest on the 1997 Junior Subordinated Debentures I and 1997 Junior Subordinates Debentures II (together 1997 Junior Subordinated Denbentures). The 1997 Junior Subordinated Debentures and the guarantees are unsecured, junior subordinated obligations.

      In January 2004, we redeemed all of the outstanding 1997 Junior Subordinated Debentures, which resulted in a mandatory redemption of all of the outstanding 1997 Capital Securities I and 1997 Capital Securities II. The issuer trusts under the 1997 Capital Securities I and 1997 Capital Securities II were dissolved in January 2004. We paid a premium of approximately $66.7 million as a result of early redemption.

The 1999 Trust Capital Securities and the Company’s Subordinated Debentures

      In April 1999, two of our subsidiary trusts, 1999 Fortis Capital Trust I and 1999 Fortis Capital Trust II, issued 200,000 7.60% and 499,850 7.876% trust capital securities (collectively, the 1999 Trust Capital Securities), respectively, to Fortis Capital Funding LP and Fortis Insurance N.V., respectively, in each case with a liquidation amount of $1,000 per security. 1999 Fortis Capital Trust I and 1999 Fortis Capital Trust II used the proceeds from the sale of the applicable 1999 Trust Capital Securities and trust common securities to purchase $200,001,000 and $499,851,000, respectively, of our 7.60% and 7.876% subordinated debentures due 2029 (collectively, the 1999 Subordinated Debentures), respectively. These debentures were the sole assets of the trusts. The 1999 Trust Capital Securities and the 1999 Subordinated Debentures were issued at the time of the issuance by (i) Fortis Floating Rate Capital Funding Trust of Euro 400 million floating rate noncumulative guaranteed trust capital securities, (ii) Fortis Fixed Rate Quarterly Capital Funding Trust of Euro 200 million fixed rate quarterly noncumulative guaranteed trust capital securities and (iii) Fortis Fixed Rate

Annual Capital Funding Trust of Euro 50 million fixed rate annual noncumulative guaranteed trust capital securities (collectively, the Fortis Trusts and the Fortis Trust Securities), the common equity of each such Fortis Trust being owned indirectly by Fortis. The payments we made on the 1999 Subordinated Debentures and accordingly the payments made on the 1999 Trust Capital Securities were ultimately used by Fortis Insurance N.V. and Fortis Capital Funding LP to make payments on the Fortis Trust Securities. The payments we made on the 1999 Subordinated Debentures and therefore on the 1999 Trust Capital Securities exceeded the total payments due by the Fortis Trusts on the Fortis Trust Securities. In addition, in connection with the Fortis Trust Securities, we entered into a services agreement pursuant to which we were obligated to provide legal, accounting, tax and other general support services, including providing necessary administrative and record-keeping services for Fortis Capital Funding LP and the Fortis Trusts for an annual fee of $100,000. In December 2003, we redeemed all of the 1999 Subordinated Debentures at a redemption price of 100% of the principal amount thereof plus (i) accrued interest to the date of redemption and (ii) premium of approximately $64 million, which in turn caused the redemption of all of the 1999 Trust Capital Securities.

2000 Trust Capital Securities and Subordinated Debentures

      In March 2000, two of our subsidiary trusts, Fortis Capital Proceeds Trust 2000-1 and Fortis Capital Proceeds Trust 2000-2, issued 150,000 8.48% and 400,000 8.40% trust capital securities (collectively, the 2000 Trust Capital Securities), respectively, to Fortis Insurance N.V., in each case with a liquidation amount of $1,000 per security. Fortis Capital Proceeds Trust 2000-1 and Fortis Capital Proceeds Trust 2000-2 used the proceeds from the sale of the applicable 2000 Trust Capital Securities and trust common securities to purchase $150,001,000 and $400,001,000, respectively, of our 8.48% and 8.40% subordinated debentures due 2030 (collectively, the 2000 Subordinated Debentures), respectively. These debentures were the sole assets of the trusts. In December 2003, we redeemed all of the 2000 Subordinated Debentures at a redemption price of 100% of the principal amount thereof plus (i) accrued interest to the date of redemption and (ii) premium of approximately $73 million, which in turn caused the redemption of all of the 2000 Trust Capital Securities.

Commercial Paper Program and Other Indebtedness

      Historically, Fortis has maintained a $1 billion commercial paper facility that we have been able to access (via intercompany loans) for up to $750 million. We have used the commercial paper facility to cover any cash shortfalls, which may occur from time to time. During 2003 we accessed $75 million of this facility for three days in connection with the extinguishment of the mandatorily redeemable preferred securities of subsidiary trusts. We had no commercial paper borrowings with Fortis associated with this commercial paper facility during the year ended December 31, 2002. In 2001, $217 million in commercial paper was issued and redeemed by Fortis on our behalf. We had no outstanding intercompany loans with Fortis related to this commercial paper facility at year end December 31, 2003, 2002 and 2001. In connection with our separation from Fortis, we no longer have access to this facility.

      In addition, we previously had indebtedness outstanding in the amount of $225 million to Fortis Finance N.V., which was repaid in April 2001. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reimbursement of Fortis Liaison Office

      During 2003, 2002, and 2001, we paid $644,000, $749,000 and $516,000, respectively, to Fortis for costs representing salary, benefits and other expenses of Arie Fakkert, who was then an employee of one of Fortis’ subsidiaries, and his support staff. Mr. Fakkert, who served on our board from 1987 to 2004, retired from Fortis as of October 3, 2003, and we discontinued these payments as of that date.

Guarantee of Senior Bridge Credit Facilities

      Fortis has guaranteed our obligations under the $1,100 million unsecured senior bridge credit facility with a group of banks arranged by Morgan Stanley Senior Funding, Inc., an affiliate of Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and Banc One Capital Market, Inc.

      Fortis has also guaranteed our obligations under a $650 million senior bridge credit facility with a group of banks arranged by Morgan Stanley Senior Funding, Inc., an affiliate of Morgan Stanley & Co, Incorporated, including Merrill Lynch Capital Corp., an affiliate of Merrill, Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse First Boston (acting through its Cayman Islands branch), an affiliate of Credit Suisse First Boston LLC. Borrowings under the senior bridge credit facilities were repaid in February 2004 with the proceeds of the capital contribution described under “— Fortis Capital Contribution(s)” and the proceeds of our $975 million bond offering.

Fortis Capital Contribution

      We received a $725.5 million capital contribution from Fortis on February 5, 2004 and used the proceeds of that capital contribution to repay the $650 million of outstanding indebtedness under the $650 million senior bridge credit facility and $75.5 million of outstanding indebtedness under the $1,100 million senior bridge credit facility. In exchange for this capital contribution, 32,976,854 shares of our common stock were issued to Fortis Insurance N.V. simultaneously with the closing of our initial public offering on February 5, 2004. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Indemnification

      Pursuant to an underwriting agreement entered into in connection with our recent offering, we and Fortis Insurance N.V. have agreed to indemnify each other against certain liabilities.

Item 14.	Principal Accountant Fees and Services

      The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by the Audit Committee during the fiscal years ended December 31, 2003 and 2002.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2003		December 31, 2002

		Percentage of		Percentage of
		Services Approved		Services Approved
		by Audit		by Audit
Description of Fees	Amount	Committee	Amount	Committee

	($ In thousands)
Audit Fees	$6,385	100%	$3,661	100%
Audit Related Fees	1,021	100%	168	0%
Tax Fees	73	84%	191	0%
All Other Fees	3	100%	7	0%

      The nature of the services comprising Audit Fees for the years ended December 31, 2003 and 2002, were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits and issuance of comfort letters. The nature of the services comprising Audit Related Fees for the years ended December 31, 2003 and 2002, were for employee benefit audits, assistance with documents filed with the SEC, accounting pronouncement advisory services, due diligence services, advisory services related to Sarbanes-Oxley and procedures performed and reported under SAS 70. The nature of the services comprising Tax Fees for the years ended December 31, 2003 and 2002, were for tax compliance and tax advice. The nature of the fees comprising All Other Fees for the years ended December 31, 2003 and 2002, were for purchases of software.

      The Audit Committee of the Board of Directors of the Company has adopted written procedures that address the following:

•	Retain and terminate independent auditors and approve all audit engagement fees and terms

•	Inform each registered public accounting firm performing work for the Company that such firm shall report directly to the Committee

•	Directly oversee the work of any registered public accounting firm employed by the Company, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work

•	Approve in advance any significant audit or non-audit engagement or relationship between the Company and the independent auditors, other than “prohibited non-auditing services”. One hundred percent of services initiated by the independent auditor, subsequent to the adoption of the policy, have been pre-approved.

      “Prohibited non-auditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to the full Audit Committee at a later time.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.     Consolidated Financial Statements

      The following consolidated financial statements of Assurant, Inc., incorporated by reference into Item 8, are attached hereto:

      (a) 2.     Consolidated Financial Statement Schedules

      The following consolidated financial statement schedules of Assurant, Inc. are attached hereto:

      (a) 3.     Exhibits

      The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
3.3	Shareholders’ Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
3.4	Registration Rights Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.1	Cooperation Agreement, among the Registrant, Fortis Insurance N.V., Fortis SA/ NV and Fortis N.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.2	Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.3	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.4	Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.5	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.6	Change in Control Severance Agreement with J. Kerry Clayton (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.7	Change in Control Severance Agreement with Robert B. Pollock (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.8	Change in Control Severance Agreement with Benjamin M. Cutler (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.9	Change in Control Severance Agreement with Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.10	Change in Control Severance Agreement with Lesley Silvester (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

Exhibit
Number	Exhibit Description

10.11	Letter Agreement, dated October 17, 1997, between Fortis, Inc. and Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).
10.12	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.13	Assurant 2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.14	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.15	Administrative Services Agreement, dated as of November 13, 1997, among United Family Life Insurance Company, Liberty Insurance Services Corporation, Fortis, Inc. and The Liberty Corporation (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. The symbol “XXX” has been inserted in place of the portions so omitted.) (incorporated by reference from Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.16	Assurant Appreciation Incentive Rights Plan (incorporated by reference from Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.17	Investment Plan (incorporated by reference from Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.18	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.19	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).
10.20	Credit Agreement, dated as of December 19, 2003, by and among Fortis, Inc., as the borrower, certain banks and financial institutions, as the lenders, Morgan Stanley Senior Funding, Inc. (“MSFF”), as bookrunner and lead arranger, Merrill Lynch Capital Corp., as syndication agent, Credit Suisse First Boston, as documentation agent, and MSFF, as administrative agent for the lenders (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.21	Parent Guaranty, dated as of December 19, 2003, by Fortis N.V. and Fortis SA/ NV, in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for and representative of the lenders (incorporated by reference from Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.22	Credit Agreement, dated as of December 19, 2003, by and among Fortis, Inc., as the borrower, certain banks and financial institutions, as the lenders, Citigroup Global Markets Inc. (“CGMI”) and Morgan Stanley Senior Funding, Inc. (“MSSF”), as joint bookrunners, CGMI, MSSF and Banc One Capital Markets, Inc., as joint lead arrangers, MSSF, as syndication agent, Citicorp North America Inc., as documentation agent, and Bank One, NA, as administrative agent for the lenders (incorporated by reference from Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

Exhibit
Number	Exhibit Description

10.23	Parent Guaranty, dated as of December 19, 2003, by Fortis N.V. and Fortis SA/ NV, in favor of Bank One, NA, as administrative agent for and representative of the lenders (incorporated by reference from Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.24	Lease Agreement, dated October 1, 2000, between Fortis Benefits Insurance Company and Fortis, Inc., as amended (incorporated by reference from Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).
10.25	Agreement, dated September 1, 2003, between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc. (incorporated by reference from Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).
10.26	Three Year Credit Agreement, dated as of January 30, 2004, by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, Bank One, NA, as administrative agent for the lenders, Citigroup North America Inc., as syndication agent, and Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, as co-documentation agents (incorporated by reference from Exhibit 10.26 to the Registrant’s Registration Statement on form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on February 3, 2004).
10.27	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee.
10.28	Registration Rights Agreement dated February 10, 2004 between Assurant, Inc. and Fortis Insurance N.V.
21.1	Subsidiaries of the Registrant. (Incorporate by reference from exhibit 21.1 to the Registrant’s Registration Statement on form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004)
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 29, 2004.

ASSURANT, INC.

By:	/s/ J. KERRY CLAYTON

Name: J. Kerry Clayton
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2004.

Signature	Title

/s/ J. KERRY CLAYTON J. Kerry Clayton	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT B. POLLOCK Robert B. Pollock	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Larry M. Cains	Senior Vice President, Investor Relations (Principal Accounting Officer)

* John Michael Palms	Director

* Michel Baise	Director

* Robert J. Blendon	Director

* Beth L. Bronner	Director

* Howard L. Carver	Director

* Allen R. Freedman	Director

* H. Carroll Mackin	Director

Signature	Title

* Gilbert Mittler	Director

*By: /s/ KATHERINE GREENZANG Katherine Greenzang Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS

      To the Stockholders and Board of Directors of Assurant, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under item 15 (a)(1) of this Form 10-K, present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (formerly Fortis, Inc. and subsidiaries) at December 31, 2003, and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedules listed in the index appearing under item 15 (a)(2) of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 11, 2004

ASSURANT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

December 31, 2003 and 2002

	December 31,

	2003	2002

	(In thousands except number of
	shares and per share amounts)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $8,229,861 in 2003 and $7,630,576 in 2002)	$8,728,838	$8,035,530
Equity securities available for sale, at fair value (cost — $436,823 in 2003 and $264,635 in 2002)	456,440	271,700
Commercial mortgage loans on real estate at amortized cost	932,791	841,940
Policy loans	68,185	69,377
Short-term investments	275,878	684,350
Other investments	461,473	181,181

Total investments	10,923,605	10,084,078
Cash and cash equivalents	958,197	610,694
Premiums and accounts receivable	480,254	401,094
Reinsurance recoverables	4,445,265	4,649,909
Accrued investment income	135,267	126,761
Tax receivable	26,499	—
Deferred acquisition costs	1,393,681	1,313,594
Property and equipment, at cost less accumulated depreciation	283,762	250,785
Deferred income taxes, net	60,321	168,200
Goodwill	828,523	834,138
Value of business acquired	191,929	215,245
Other assets	195,958	212,941
Assets held in separate accounts	3,805,058	3,411,616

Total assets	$23,728,319	$22,279,055

See the accompanying notes to the consolidated financial statements

ASSURANT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

December 31, 2003 and 2002

	December 31,

	2003	2002

	(In thousands except number of
	shares and per share amounts)
LIABILITIES
Future policy benefits and expenses	$6,235,140	$5,806,847
Unearned premiums	3,133,847	3,207,636
Claims and benefits payable	3,512,809	3,374,140
Commissions payable	371,074	348,188
Reinsurance balances payable	110,063	167,688
Funds held under reinsurance	200,384	183,838
Deferred gain on disposal of businesses	392,876	462,470
Accounts payable and other liabilities	1,364,581	1,265,648
Income tax payable	—	25,191
Debt	1,750,000	—
Mandatorily redeemable preferred securities of subsidiary trusts	196,224	—
Mandatorily redeemable preferred stock	24,160	—
Liabilities related to separate accounts	3,805,058	3,411,616

Total liabilities	21,096,216	18,253,262

Commitments and contingencies (note 26)	—	—
Mandatorily redeemable preferred securities of subsidiary trusts	—	1,446,074
Mandatorily redeemable preferred stock	—	24,660

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 109,222,276 shares issued and outstanding	1,092	1,092
Additional paid-in capital	2,063,763	2,063,763
Retained earnings	248,721	245,219
Accumulated other comprehensive income	318,527	244,985

Total stockholders’ equity	2,632,103	2,555,059

Total liabilities and stockholders’ equity	$23,728,319	$22,279,055

See the accompanying notes to the consolidated financial statements

ASSURANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

	Years Ended December 31,

	2003	2002	2001

	(In thousands except number of
	shares and per share amounts)
Revenues
Net earned premiums and other considerations	$6,156,772	$5,681,596	$5,242,185
Net investment income	607,313	631,828	711,782
Net realized gain (loss) on investments	1,868	(118,372)	(119,016)
Amortization of deferred gain on disposal of businesses	68,277	79,801	68,296
Gain on disposal of businesses	—	10,672	61,688
Fees and other income	231,983	246,675	221,939

Total revenues	7,066,213	6,532,200	6,186,874
Benefits, losses and expenses
Policyholder benefits	3,657,763	3,435,175	3,240,091
Amortization of deferred acquisition costs and value of business acquired	909,149	876,185	875,703
Underwriting, general and administrative expenses	1,919,989	1,732,047	1,619,765
Amortization of goodwill	—	—	113,300
Interest expense	1,175	—	14,001
Distributions on preferred securities of subsidiary trusts	112,958	118,396	118,370
Interest premiums on redemption of preferred securities of subsidiary trusts	205,822	—	—

Total benefits, losses and expenses	6,806,856	6,161,803	5,981,230
Income before income taxes and cumulative effect of change in accounting principle	259,357	370,397	205,644
Income taxes	73,705	110,657	107,591

Net income before cumulative effect of change in accounting principle	185,652	259,740	98,053
Cumulative effect of change in accounting principle (note 19)	—	(1,260,939)	—

Net income (loss)	$185,652	$(1,001,199)	$98,053

Earnings per share:
Weighted average of basic and diluted shares of common stock outstanding (notes 1 and 12)	109,222,276	109,222,276	109,222,276
Net income (loss) per share:
Basic and Diluted
Net income before cumulative effect of change in accounting principle	$1.70	$2.38	$0.90
Cumulative effect of change in accounting principle (note 19)	—	(11.55)	—

Net income (loss)	$1.70	$(9.17)	$0.90

Proforma earnings per share: (note 12)
Proforma common stock outstanding	142,268,106

Proforma net income per share:
Basic and Diluted
Net income	$1.30

See the accompanying notes to the consolidated financial statements

ASSURANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

				Accumulated
				Other		Outstanding
		Additional		Comprehensive		Shares of
	Common	Paid-in	Retained	Income		Common
	Stock	Capital	Earnings	(Loss)	Total	Stock

	(In thousands except number of shares and per share amounts)
Balance, January 1, 2001	$1,092	$2,063,763	$1,301,644	$1,214	$3,367,713	109,222,276
Dividends on common stock	—	—	(109,298)	—	(109,298)	—
Other	—	—	(1,053)	—	(1,053)	—
Comprehensive income (loss):
Net income	—	—	98,053	—	98,053	—
Net change in unrealized gains on securities	—	—	—	102,623	102,623	—
Foreign currency translation	—	—	—	(5,633)	(5,633)	—

Total comprehensive income					195,043

Balance, December 31, 2001	1,092	2,063,763	1,289,346	98,204	3,452,405	109,222,276
Dividends on common stock	—	—	(41,876)	—	(41,876)	—
Other	—	—	(1,052)	—	(1,052)	—
Comprehensive income (loss):
Net loss	—	—	(1,001,199)	—	(1,001,199)	—
Net change in unrealized gains on securities	—	—	—	173,699	173,699	—
Foreign currency translation	—	—	—	8,332	8,332	—
Pension under-funding, net of income tax benefit of $18,980	—	—	—	(35,250)	(35,250)	—

Total comprehensive (loss)					(854,418)

Balance, December 31, 2002	1,092	2,063,763	245,219	244,985	2,555,059	109,222,276
Dividends on common stock	—	—	(181,187)	—	(181,187)	—
Other	—	—	(963)	—	(963)	—
Comprehensive income (loss):
Net income	—	—	185,652	—	185,652	—
Net change in unrealized gains on securities	—	—	—	57,325	57,325	—
Foreign currency translation	—	—	—	16,217	16,217	—

Total comprehensive income					259,194

Balance, December 31, 2003	$1,092	$2,063,763	$248,721	$318,527	$2,632,103	109,222,276

See the accompanying notes to the consolidated financial statements

ASSURANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	Years Ended December 31,

	2003	2002	2001

	(In thousands except number of
	shares and per share amounts)
Operating activities
Net income (loss)	$185,652	$(1,001,199)	$98,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	1,260,939	—
Change in reinsurance recoverable	204,650	101,745	335,306
Change in premiums and accounts receivables	(79,404)	(23,406)	(82,085)
Depreciation and amortization	48,117	46,867	43,599
Change in deferred acquisition costs and value of businesses acquired	(51,789)	(126,424)	(195,648)
Change in accrued investment income	(8,162)	(20,600)	49,223
Amortization of goodwill	—	—	113,300
Change in insurance policy reserves and expenses	435,950	325,894	130,621
Change in accounts payable and other liabilities	81,767	(138,108)	83,247
Change in commissions payable	22,886	(17,986)	28,729
Change in reinsurance balances payable	(57,580)	33,994	129,254
Change in funds held under reinsurance	16,546	(31,976)	(63,315)
Amortization of deferred gain on disposal of businesses	(69,594)	(79,801)	(68,296)
Change in income taxes	3,133	(108,050)	(11,259)
Net realized (gains) losses on investments	(1,868)	118,372	119,016
Gain on disposal of businesses	—	(10,672)	(61,688)
Other	10,924	35,374	(15,639)

Net cash provided by operating activities	741,228	364,963	632,418
Investing activities
Sales of:
Fixed maturities available for sale	1,164,749	3,616,416	3,582,090
Equity securities available for sale	133,923	113,866	169,124
Property and equipment	2,982	10,488	5,985
Other invested assets	131,026	75,658	55,141
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	1,131,461	858,142	528,346
Purchases of:
Fixed maturities available for sale	(3,093,768)	(4,780,009)	(4,164,948)
Equity securities available for sale	(305,449)	(131,775)	(212,736)
Property and equipment	(81,751)	(74,667)	(47,783)
Other invested assets	(123,972)	(47,594)	(133,317)
Change in commercial mortgage loans on real estate	(87,228)	26,814	52,862
Change in short term investments	415,452	(57,623)	(187,340)
Change in policy loans	1,350	(1,141)	(3,182)
Net cash received related to acquisition/sale of business	—	12,000	137,840

Net cash (used in) investing activities	$(711,225)	$(379,425)	$(217,918)

See the accompanying notes to the consolidated financial statements

ASSURANT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	Years Ended December 31,

	2003	2002	2001

	(In thousands except number of
	shares and per share amounts)
Financing activities
Activities related to investment products:
Considerations received	$—	$—	$45,577
Surrenders and death benefits	—	—	(79,646)
Interest credited to policyholders	—	—	7,258
Repayment of mandatorily redeemable preferred securities of subsidiary trusts	(1,249,850)	—	(3,664)
Redemption of mandatorily redeemable preferred stock	(500)	(500)	—
Issuance of Debt from Fortis	74,991	—	216,924
Repayment of Debt from Fortis	(74,991)	—	(455,907)
Issuance of Debt	2,400,000	—	—
Repayment of Debt	(650,000)	—	—
Dividends paid	(181,187)	(41,876)	(109,298)
Other	(963)	(1,052)	(1,053)

Net cash provided by (used in) financing activities	317,500	(43,428)	(379,809)
Change in cash and cash equivalents	347,503	(57,890)	34,691
Cash and cash equivalents at beginning of period	610,694	668,584	633,893

Cash and cash equivalents at end of period	$958,197	$610,694	$668,584

Supplemental information:
Income taxes paid	$62,857	$215,866	$144,767
Interest premiums on redemption of preferred securities of subsidiary trusts paid	$137,000	$—	$—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts and interest paid	$114,133	$117,114	$133,667
Non cash activities:
Pension under funding, net	$—	$35,250	$—
Foreign currency translation	$16,217	$8,332	$(5,633)

See the accompanying notes to the consolidated financial statements

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(In thousands except number of shares and per share amounts)

1.     Nature of Operations

      Assurant, Inc. (formerly Fortis, Inc.) (the “Company”) is a holding company provider of specialized insurance products and related services in North America and selected other markets. At December 31, 2003, Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/ NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V. (see Note 12).

      On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via an Initial Public Offering (“IPO”). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.

      The following events occurred in connection with the merger: each share of the existing Class A Common Stock of Fortis, Inc. was exchanged for 10.75882039 shares of Common Stock of Assurant, Inc.; the automatic conversion of the shares of Class B Common Stock and Class C Common Stock into an aggregate of 25,841,418 shares of Common Stock of Assurant, Inc.; each share of the existing Series B Preferred Stock of Fortis, Inc. was exchanged for one share of Series B Preferred Stock of Assurant, Inc.; each share of the existing Series C Preferred Stock of Fortis, Inc. was exchanged for one share of Series C Preferred Stock of Assurant, Inc.

      The following events occurred in connection with the Company’s IPO: (1) redeemed the outstanding $196,224 of mandatorily redeemable preferred securities of subsidiary trusts in January 2004 (see Note 8), (2) issued 68,976 shares of Common Stock of Assurant, Inc. to certain officers of the Company, and (3) issued 32,976,854 shares of Common Stock of Assurant, Inc. to Fortis Insurance N.V. simultaneously with the closing of the IPO in exchange for a $725,500 capital contribution based on the public offering price of the Company’s common stock. The Company used the proceeds of the capital contribution to repay the $650,000 of outstanding indebtedness under the $650,000 senior bridge credit facility (see Note 9) and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility. The Company repaid a portion of the $1,100,000 senior bridge credit facility with $49,500 in cash. On February 18, 2004, the Company refinanced $975,000 of the remaining $1,100,000 senior bridge credit facility with the proceeds of the issuance of two senior long-term notes.

      Through its operating subsidiaries, the Company provides creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit insurance, warranties and extended service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and prefunded funeral insurance. The Company had certain individual life insurance policies, investment-type annuity contracts and mutual fund operations during 2001, which were sold to the Hartford Financial Services Group (“The Hartford”) (see note 4).

2.     Summary of Significant Accounting Policies

     Basis of Presentation

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on the Company’s balance sheet that involve accounting estimates and actuarial determinations are the value of business acquired (“VOBA”), goodwill, reinsurance recoverables, valuation of investments, deferred acquisi-

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion costs (“DAC”), liabilities for future policy benefits and expenses, taxes and claims and benefits payable. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, and terminations by policyholders. As additional information becomes available or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and adequate.

      Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and securities and per share amounts, and per security amounts.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. See notes 3 and 4 for acquisitions and dispositions of businesses.

     Comprehensive Income

      Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation, unrealized gains and losses on securities classified as available for sale, less deferred income taxes and direct charges for additional minimum pension liability.

     Reclassifications

      Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

     Cash and Cash Equivalents

      The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried principally at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash accounts are netted with other positive cash accounts of the same bank providing the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

     Investments

      The Company’s investment strategy is developed based on many factors including appropriate insurance asset and liability management, rate of return, maturity, credit risk, tax considerations and regulatory requirements.

      Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes are included in accumulated other comprehensive income.

      Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. Allowances, if necessary, are established for mortgage loans based on the difference between the unpaid loan balance and the estimated fair value of the underlying real estate when such loans are determined to be in default as to scheduled payments. The change in the allowance for losses is recorded as realized gains and losses on investments. Such allowances are based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price, or the fair market value of the collateral if the loan is collateral dependent.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

      Short-term investments include all investment cash and highly liquid investments. These amounts are carried principally at cost, which approximates fair value.

      Other investments consist of investments in joint ventures, partnerships, and invested assets associated with a modified coinsurance arrangement. The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to the modified coinsurance arrangements are classified as trading securities and are reported at fair value. Any changes in the fair value are recorded as net realized gains and losses in the statement of operations.

      The Company regularly monitors its investment portfolio to determine that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. The Company’s methodology to identify potential impairments requires professional judgment. Changes in individual security values are monitored on a semi-monthly basis in order to identify potential credit problems. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at monthly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write downs in future periods for impairments that are deemed to be other-than-temporary.

      Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

      Investment income is recorded as earned net of investment expenses.

      The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. Therefore, the retrospective method is used to adjust the effective yield.

     Reinsurance

      Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

     Deferred Acquisition Costs

      The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium taxes and certain direct marketing expenses.

      A premium deficiency is recognized by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipation of interest income, are not adequate to recover all DAC and related claims, benefits and expenses. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

     Short Duration Contracts

      DAC relating to property contracts, warranty and extended service contracts and single premium credit insurance contracts is amortized over the term of the contracts in relation to premiums earned.

      Acquisition costs on individual medical issued in most jurisdictions after 2002, small group medical, group term life, and group disability, consist primarily of commissions to agents and brokers, which are level, and compensation to representatives, which is spread out and is not front-end loaded. These costs do not vary with the production of new business. As a result, these costs are not deferred, but rather they are recorded in the consolidated statement of operations in the period in which they are incurred.

     Long Duration Contracts

      Acquisition costs for pre-funded funeral life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period.

      For pre-funded funeral investment type annuities and universal life and investment-type annuities no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

      Acquisition costs relating to individual medical contracts issued prior to 2003 and currently in a limited number of jurisdictions are deferred and amortized over the estimated average terms of the underlying contracts. These acquisitions costs relate to commissions and policy issuance expenses. Commissions represents the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.

      Acquisition costs on the FFG and Long-Term Care (“LTC”) disposed businesses were written off when the businesses were sold.

     Property and Equipment

      Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 39.5 years for buildings, 7 years for furniture and 5 years for equipment. Expenditures for maintenance and repairs are charged to income as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset.

     Goodwill

      Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to FAS 142, goodwill is deemed to have an indefinite life and should not be amortized, but rather tested at least

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. Prior to the adoption of FAS 142, goodwill was amortized over 20 years. Upon the adoption of FAS 142, the Company ceased amortizing goodwill, and recognized a $1,260,939 impairment charge as the cumulative effect of a change in accounting principle. The measurement of fair value was determined based on a valuation report prepared by an independent valuation firm. The valuation was based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates. The Company performs a goodwill impairment test during the second quarter of each year.

     Value of Business Acquired

      VOBA is the identifiable intangible asset representing the value of the insurance business acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses and investment returns at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, all universal life policies and annuities, the amortization of VOBA is over the expected life time of the policies.

      VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then VOBA is charged to current earnings.

     Separate Accounts

      Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations. Through April 1, 2001, the Company received administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees were included in net earned premiums and other considerations in the consolidated statements of operations. Since April 1, 2001, all fees have been ceded to The Hartford (see note 4).

     Income Taxes

      Current federal income taxes are charged to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse.

     Other Assets

      Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives, including costs capitalized relating to developing software for internal use, are amortized on a straight-line

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time. Other assets also include the Company’s approximately 25% interest in Private Health Care Systems, Inc. (“PHCS”). The Company was a co-founder of PHCS, a provider network. The Company accounts for PHCS according to the equity method.

     Foreign Currency Translation

      For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange gains (losses) net of income taxes have been reflected in Stockholders’ Equity under the caption “Accumulated other comprehensive income.”

     Premiums

     Short Duration Contracts

      The Company’s short duration contracts are those on which the Company recognizes revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include individual medical issued after 2002 in most jurisdictions, small group medical, group term life, group disability, dental, property, credit insurance, warranties and extended service contracts.

     Long Duration Contracts

      Currently, the Company’s long duration contracts being sold are individual medical contracts issued in the State of Minnesota, pre-funded funeral life insurance and investment type annuities. For pre-funded funeral life insurance policies, any excess of the gross premium over the net premium is deferred and is recognized in income in a constant relationship with the insurance in force. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances.

      For individual medical contracts sold prior to 2003, and currently in a limited number of jurisdictions and traditional life insurance contracts sold by the PreNeed segment that are no longer offered, revenue is recognized when due from policyholders.

      For universal life insurance and investment-type annuity contracts sold by the Solutions segment that are no longer offered, revenues consist of charges assessed against policy balances.

      Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded to the Hartford and John Hancock, respectively.

     Reinsurance Assumed

      Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

     Fee Income

      The Company primarily derives income from fees received from providing administrative services. Fee income is earned when services are performed.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Administrator obligor service contracts are sales in which the Company is designated as the obligor. For these contract sales, the Company recognizes revenues in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 (“TB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and FAS No. 60, Accounting and Reporting by Insurance Enterprises. Administration fees related to these contracts are generally recognized as earned on the same basis as the premium is recognized or on a straight-line pro-rata basis. Administration fees related to the unexpired portion of the contract term are deferred. Acquisition costs related to these contracts are also deferred. Both the deferred administration fees and acquisition costs are amortized over the term of the contracts. Deferred administration fees at December 31, 2003 and 2002 were $29,076 and 28,845, respectively. Amortization income recognized in fees and other income for 2003 and 2002 were $23,183 and $26,463, respectively.

     Reserves

      Reserves are established according to generally accepted actuarial principles and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

     Short Duration Contracts

      For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case basis reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

      For group disability, the case base reserves and the IBNR are calculated based on historical experience and on assumptions relating to claim severity, frequency, and other factors. These assumptions are modified as necessary to reflect anticipated trends, with any adjustment being reflected in current operations. We establish reserves for disability policies in an amount equal to the net present value of the expected claims future payments. Group long-term disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation.

      The Company has exposure to asbestos, environmental and other general liability claims arising from its participation in various reinsurance pools from 1971 through 1983. The Company carried case reserves for these liabilities as recommended by the various pool managers and bulk reserves for claims incurred but not yet reported of $37,000 (before reinsurance) and $36,000 (after reinsurance) in the aggregate at December 31, 2003. Any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficient detailed data, reporting delays, and absence of generally accepted actuarial methodology for the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain.

      Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policy.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Long Duration Contracts

      Future policy benefits and expense reserves on LTC, life insurance policies that are no longer offered, individual medical policies issued prior to 2003 or issued in the State of Minnesota and the traditional life insurance contracts within FFG are recorded at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

      Future policy benefits and expense reserves for pre-funded funeral investment-type annuities, universal life insurance policies and investment-type annuity contracts no longer offered, and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

      Future policy benefits and expense reserves for pre-funded funeral life insurance contracts are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned premium reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

      Changes in the estimated liabilities are charged or credited to operations as the estimates are revised.

     Stock Based Compensation

      In contemplation of the IPO, the Company’s Stock Option Plan was terminated effective September 22, 2003, and all stock options thereunder were cancelled in exchange for a payment of the fair value of such options, as determined by an independent third party. Payments totaling $2,237 were made in the fourth quarter of 2003. There is no further obligation associated with the Company’s Stock Option Plan.

      The Company accounted for the stock option plan as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. Accordingly, compensation cost was charged to income over the service period (vesting period) and was adjusted for subsequent changes in the market value of the stock that were subsequently amortized over the vesting period.

      The following table illustrates the effect of applying the fair value recognition provisions of FAS 123, Accounting for Stock Based Compensation, on net income and earnings per share. Pro forma information of

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income (loss) and net income (loss) per share assuming the Company had applied the fair value recognition provisions of FAS 123, is a follows:

	Years Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$185,652	$(1,001,199)	$98,053
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(475)	(630)	(740)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	—	—	(703	)(A)

Pro forma net income (loss)	$185,177	$(1,001,829)	$96,610

Earning per share:
Basic and diluted net income (loss) per share as reported	$1.70	$(9.17)	$0.90
Basic and diluted net income (loss) per share pro forma	$1.70	$(9.17)	$0.88

(A) Represents reversal of expense accrual due to reduction of intrinsic value.

      The fair value of each option granted was estimated at the date of grant using the Black-Scholes multiple option approach with the following assumptions for options granted in 2002 and 2001:

	2003	2002	2001

Risk-free U.S. dollar interest rate	3.74%	5.03%	5.09%
Risk-free Euro interest rate	4.05%	4.92%	4.75%
Weighted averaged expected life	8.70	8.50	8.30
Expected volatility	32.70%	32.70%	32.70%
Expected dividend yield	1.98%	1.98%	1.98%

     Business Combinations

      Effective July 1, 2001, the Company adopted Financial Accounting Standard 141, Business Combinations (“FAS 141”). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company followed this statement for the acquisitions of the Dental Benefits Division (“DBD”) of Protective Life Corporation (“Protective”) and CORE, Inc. (“CORE”) (see note 3). For the years ended December 31, 2003 and 2002, the Company recognized $3,898 and $4,010, respectively, of amortization expense related to other identifiable intangible assets, which are included in underwriting, general and administrative expenses in the consolidated statements of operations.

     Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (Including Certain Costs Incurred in Restructuring (“EITF 94-3”)). EITF 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31,

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. The Company adopted this Statement on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or the results of operations.

      In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”). FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require the Company to make payments to a guaranteed party based on changes in an underlying obligation that is related to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements and indirect guarantees of indebtedness of others. This new accounting standard is effective for certain guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires certain additional disclosures. The Company adopted this standard on January 1, 2003, and the adoption did not have a material impact on the Company’s financial position or the results of operations.

      In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123(“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This guidance is effective for fiscal years ending after December 15, 2002, for transition guidance and annual disclosure provisions and is effective for interim reports beginning after December 15, 2002, for interim disclosure provisions. The Company accounts for stock-based employee compensation as prescribed by APB No. 25 and its interpretations. Therefore, the transition requirements of FAS 148 do not apply. However, the Company adopted the disclosure requirements of this standard for the year ended December 31, 2002.

      In January 2003, the FASB issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which clarifies the consolidation accounting guidance in ARB 51, Consolidated Financial Statements, as it applies to certain entities in which equity investors who do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (“VIEs”). FIN 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. They apply in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. On October 8, 2003, the FASB deferred the adoption of FIN 46 until reporting periods ending after December 15, 2003. The Company adopted this Interpretation on December 31, 2003, and the adoption did not have a material impact on the Company’s financial position or results of operations.

      In April 2003, the FASB’s Derivative Implementation Group (“DIG”) released FAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangement and Debt Instrument that Incorporates Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the obligor under those Instruments (“DIG B36”). DIG B36 addresses whether FAS 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation. The Company adopted DIG B36 on October 1, 2003 and determined that the modified coinsurance agreement with The Hartford contained an

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

embedded derivative. In accordance with DIG B36, the Company bifurcated the contract into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet with changes in the fair value recorded in the statement of operations. The Company recorded a $22,716 increase in accounts payable and other liabilities in the consolidated balance sheet and a $22,716 net realized loss on investments in the consolidated statements of operations. Contemporaneous with the adoption of DIG B36, the Company transferred the invested assets related to this coinsurance agreement from fixed maturities available for sale to trading securities, included in other investments in the December 31, 2003 consolidated balance sheet. The mark-to-market adjustment of the trading securities resulted in a net realized gain of $22,716, which was recorded to the consolidated statement of operations as realized gains on investments. The combination of the two aforementioned transactions had no net impact in the consolidated statements of operations for the year ended December 31, 2003.

      In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The Company has assessed that the adoption of this standard will not have a material impact on the Company’s financial position or the results of operations.

      In May 2003, the FASB issued FAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires that these instruments be classified as liabilities in the consolidated balance sheets. This statement is effective prospectively for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement shall be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has adopted this standard and has reclassified mandatorily redeemable preferred securities of subsidiary trusts and mandatorily redeemable preferred stock from mezzanine to liabilities.

      On July 7, 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 will be effective for the Company’s financial statements on January 1, 2004. The Company assessed this statement and determined that the adoption of this statement will not have a material impact on the Company’s financial position or the results of operations.

      In December 2003, the FASB issued FAS 132 (Revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“FAS 132” — Revised 2003). This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. This statement does not change the measurement or recognition of those plans required by FAS No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FAS 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosure to that found

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and will be effective for fiscal year ending after December 15, 2003. The Company fully adopted this statement. See Note 17.

3.     Acquisitions

      The following transactions have been accounted for under the purchase method. Consequently, the purchase price has been allocated to assets acquired and liabilities assumed based on the relative fair values. The results of operations of the businesses acquired have been included in the consolidated financial statements since the date of acquisition.

     Dental Benefits Division (“DBD”) of Protective Life Corporation (“Protective”)

      On December 31, 2001, the Company acquired DBD, including the acquisition through reinsurance of Protective’s indemnity dental, life, and disability businesses and purchase of the stock of its prepaid dental subsidiaries.

      Protective’s Dental Benefits Division at the time of acquisition was a leading provider of voluntary (employee-paid) indemnity dental and prepaid dental coverage for employee groups. As a result of the acquisition, the Company expects to be a leading provider of dental insurance products in the voluntary (employee-paid) market. It also expects to reduce costs through economies of scale.

      The following table summarizes the purchase price and net cash paid for the transaction:

As of
December 31,
2001

Cash	$33,200
Invested assets	16,200
Goodwill	156,400
Other intangible assets	54,300
Accounts receivable and other assets	60,300

Purchase price	320,400
Net liabilities assumed	72,000

Net cash paid	$248,400

      Of the $54,300 of other intangible assets, $5,600 was assigned to licenses that are not subject to amortization. The remaining $48,700 consists of the current groups in force and a dental provider network, which are amortized on a straight-line basis over their estimated useful lives, which range from 20 to 30 years.

      The following table reflects the Company’s results of operations on an unaudited pro forma basis as if the acquisition of DBD had been completed on January 1, 2001. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the effects of synergies and cost reduction initiatives directly related to the acquisitions. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

Unaudited Pro Forma
Information for the
Year Ended
December 31, 2001

Revenues	$6,508,774
Net income	$119,353

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Core, Inc. (“CORE”)

      On July 12, 2001, the Company acquired 100% of the outstanding common shares of CORE for approximately $57,000 in cash. CORE at the time of acquisition was a leading national provider of employee absence management services and a major provider of disability reinsurance management services to middle-market insurance carriers. As a result of the acquisition, the Employee Benefits segment derives expertise in disability services and solutions, including clinical disability management and Family and Medical Leave Act administration. The segment also expects to realize improvements in pricing accuracy and duration care management through direct access to CORE’s data.

4.     Dispositions

     Neighborhood Health Partnership (“NHP”)

      On June 28, 2002, the Company sold its 50% ownership in NHP to NHP Holding LLC for $12,000. NHP is a Florida Health Maintenance Organization. The Company recorded a pretax gain on sale of $10,672.

     Fortis Financial Group (“FFG”)

      On April 2, 2001, the Company sold its FFG business to The Hartford for $1,086,752, net of expenses. FFG included certain individual life insurance policies, investment-type annuity contracts and mutual fund operations. The transaction was structured as a stock sale for the mutual fund management operations and as a reinsurance arrangement for the insurance operations (see note 14).

      The sale resulted in a total pre-tax gain of $623,071 of which $61,688 was for the mutual fund operations and $3,854 was for property and equipment. The total pre-tax gain was derived by deducting the value of assets and liabilities sold or ceded from the net proceeds. The net proceeds attributable to the mutual fund operations and reinsurance arrangement were determined based on relative values of the business sold. Such valuations were based on analyses from external consultants.

      Of the total pre-tax gain, $557,529 related to the reinsurance contracts and was deferred. The reinsurance contracts did not legally replace the Company as the insurer to policyholders or extinguish the Company’s liabilities to its policyholders. The reserves for this block of business are included in the Company’s reserves (see note 15). The deferred gain is being amortized over the remaining life of the underlying business. The amortization of the deferred gain is more rapid in the first few years after sale and will be slower as the liabilities in the reinsured block decrease. During 2003, 2002 and 2001, the Company recognized pre-tax income of approximately $65,594, $73,024, and $59,647, respectively, reflecting the amortization of a portion of the deferred gain in the results of operations.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investments

      The amortized cost and fair value of fixed maturities and equity securities at December 31, 2003 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
United States Government and government agencies and authorities	$1,646,782	$39,431	$(4,467)	$1,681,746
States, municipalities and political subdivisions	187,539	16,181	(41)	203,679
Foreign governments	306,554	11,748	(554)	317,748
Public utilities	910,810	73,711	(380)	984,141
All other corporate bonds	5,178,176	371,215	(7,867)	5,541,524

Total fixed maturities	$8,229,861	$512,286	$(13,309)	$8,728,838

Equity securities
Common stocks:
Public utilities	$13	$—	$—	$13
Banks, trusts and insurance companies	1,037	1,461	—	2,498
Industrial, miscellaneous and all other	1,310	248	(2)	1,556
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	434,463	18,640	(730)	452,373

Total equity securities	$436,823	$20,349	$(732)	$456,440

      The amortized cost and fair value of fixed maturities and equity securities at December 31, 2002 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
United States Government and government agencies and authorities	$1,576,339	$70,549	$(26)	$1,646,862
States, municipalities and political subdivisions)	196,186	15,441	(115)	211,512
Foreign governments	202,154	19,096	(17,413)	203,837
Public utilities	834,021	54,940	(9,875)	879,086
All other corporate bonds	4,821,876	298,955	(26,598)	5,094,233

Total fixed maturities	$7,630,576	$458,981	$(54,027)	$8,035,530

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Equity securities
Common stocks:
Public utilities	$19	$—	$(12)	$7
Banks, trusts and insurance companies	14,043	1,410	(1,641)	13,812
Industrial, miscellaneous and all other	2,392	1,737	(95)	4,034
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	248,181	7,592	(1,926)	253,847

Total equity securities	$264,635	$10,739	$(3,674)	$271,700

      The amortized cost and fair value of fixed maturities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due in one year or less	$240,115	$244,479
Due after one year through five years	1,727,525	1,824,099
Due after five years through ten years	2,136,211	2,275,067
Due after ten years	2,199,180	2,424,934

Total	6,303,031	6,768,579
Mortgage and asset backed securities	1,926,830	1,960,259

Total	$8,229,861	$8,728,838

      Proceeds from sales of available for sale securities were $1,298,672, $3,730,282 and $3,751,214 during 2003, 2002 and 2001 respectively. Gross gains of $49,083, $117,612, and $115,202 and gross losses of $23,975, $150,951, and $140,472 were realized on these sales in 2003, 2002 and 2001, respectively.

      Major categories of net investment income were as follows:

	Years Ended December 31,

	2003	2002	2001

Fixed maturities	$472,717	$510,121	$564,207
Equity securities	27,030	22,674	31,075
Commercial mortgage loans on real estate	70,988	77,913	81,816
Policy loans	3,920	3,511	7,109
Short-term investments	6,758	8,510	6,604
Other investments	46,538	19,546	17,656
Cash and cash equivalents	3,158	9,079	15,274
Investment expenses	(23,796)	(19,526)	(11,959)

Net investment income	$607,313	$631,828	$711,782

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net realized gains (losses) recorded in income for 2003, 2002 and 2001 are summarized as follows:

	Years Ended December 31,

	2003	2002	2001

Fixed maturities	$3,754	$(120,939)	$(90,727)
Equity securities	1,084	2,305	(12,776)

Total marketable securities	4,838	(118,634)	(103,503)
Real estate	563	80	(356)
Other	(3,533)	182	(15,157)

Total	$1,868	$(118,372)	$(119,016)

      The Company recorded $20,271, $85,295, and $78,232 of pre-tax realized losses in 2003, 2002 and 2001, respectively, associated with other-than-temporary declines in value of available for sale securities.

      The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2003 were as follows:

	Less than 12 months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed maturities
Bonds:
United States Government and government agencies and authorities	$306,623	$(4,467)	$—	$—	$306,623	$(4,467)
States, municipalities and political subdivisions	6,783	(33)	1,531	(8)	8,314	(41)
Foreign governments	24,901	(554)	—	—	24,901	(554)
Public utilities	38,934	(374)	536	(6)	39,470	(380)
All other corporate bonds	493,234	(7,710)	9,122	(157)	502,356	(7,867)

Total fixed maturities	$870,475	$(13,138)	$11,189	$(171)	$881,664	$(13,309)

Equity securities
Common stocks:
Public utilities	$—	$—	$—	$—	$—	$—
Banks, trusts and insurance companies	—	—	—	—	—	—
Industrial, miscellaneous and all other	—	—	11	(2)	11	(2)
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	36,644	(728)	317	(2)	36,961	(730)

Total equity securities	$36,644	$(728)	$328	$(4)	$36,972	$(732)

      The unrealized loss position at December 31, 2003 consisted of approximately $13,300 in unrealized losses on fixed maturity securities and approximately $700 in unrealized losses on equity securities. The total unrealized loss represents less than 2% of the aggregate fair value of the related securities. Approximately 99% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 284 individual securities with 14% of the individual securities having an

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized loss of more than $100. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months was approximately $7,600, with no security having a market value below 92% of book value.

      As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2003. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition; therefore, the Company believes that the securities in an unrealized loss status are not impaired and intends to hold them until recovery.

      The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2003, approximately 34% of the outstanding principal balance of commercial mortgage loans were concentrated in the states of California, New York, and Pennsylvania. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $22 to $9,350 at December 31, 2003. The mortgage loan balance is net of an allowance for losses of $18,854 and $19,106 at December 31, 2003 and 2002, respectively.

      At December 31, 2003, loan commitments outstanding totaled approximately $75,900. Furthermore, at December 31, 2003, the Company is committed to fund additional capital contributions of $22,429 to certain investments in limited partnerships.

      The Company had fixed maturities carried at $148,860 and $216,055 at December 31, 2003 and 2002, respectively, on deposit with various governmental authorities as required by law.

     Security Lending

      The Company engages in transactions in which fixed maturities, especially bonds issued by the United States Government and Government agencies and authorities, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus interest, is received in the form of cash or marketable securities and held by a custodian for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received on a daily basis, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent that the loaned securities are not returned and the value of the collateral is less than the market value of the securities loaned. Management believes such an event is unlikely. At December 31, 2003 and 2002, securities with a fair value of $417,533 and $419,000, respectively, were on loan to select brokers.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property and Equipment

      Property and equipment consists of the following:

	As of December 31,

	2003	2002

Land	$10,781	$8,788
Buildings and improvements	187,013	135,627
Furniture, fixtures and equipment	339,784	345,162

Total	537,578	489,577
Less accumulated depreciation	(253,816)	(238,792)

Total	$283,762	$250,785

      Depreciation expense for 2003, 2002 and 2001 amounted to $48,117, $46,867, and $39,958, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

7.     Premiums and Accounts Receivable

      Receivables are reported at the estimated amounts collectible net of an allowance for uncollectible items. A summary of such items is as follows:

	As of December 31,

	2003	2002

Insurance premiums receivable	$367,766	$303,049
Other receivables	141,804	134,010
Allowance for uncollectible items	(29,316)	(35,965)

Total	$480,254	$401,094

8.     Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

      Mandatorily redeemable preferred securities of subsidiary trusts consisted of the following as of December 31:

Security	Interest Rate	Maturity	2003	2002

2000 Trust Capital Securities I	8.48%	03/01/30	$—	$150,000
2000 Trust Capital Securities II	8.40%	03/01/30	—	400,000
1999 Trust Capital Securities I	7.60%	04/26/29	—	200,000
1999 Trust Capital Securities II	7.88%	04/26/29	—	499,850
1997 Capital Securities I	8.40%	05/30/27	150,000	150,000
1997 Capital Securities II	7.94%	07/31/27	46,224	46,224

Total			$196,224	$1,446,074

      Distributions on preferred securities of subsidiary trusts were $112,958, $118,396 and $118,370 for the years ended December 31, 2003, 2002 and 2001 respectively.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     2000 Trust Capital Securities and Subordinated Debentures

      In March 2000, two subsidiary trusts of the Company, Fortis Capital Proceeds Trust 2000-1 and Fortis Capital Proceeds Trust 2000-2, issued 150,000 8.48% and 400,000 8.40% trust capital securities (collectively, the “2000 Trust Capital Securities”), respectively, to Fortis Insurance N.V. (formerly, Fortis Insurance Holding N.V.) in each case with a liquidation amount of $1,000 per security.

      In mid-December 2003, the Company redeemed 100% of the outstanding $550,000 of 2000 Trust Capital Securities. As part of this early redemption, the Company accrued interest expense to the date of redemption and paid interest premiums of $73,000. The interest premiums are included in the interest premiums on redemption of preferred securities of subsidiary trusts line in the statement of operations.

     1999 Trust Capital Securities and Subordinated Debentures

      In April 1999, two subsidiary trusts of the Company, 1999 Fortis Capital Trust I and 1999 Fortis Capital Trust II, issued 200,000 7.60% and 499,850 7.88% trust capital securities (collectively, the “1999 Trust Capital Securities”), respectively, to Fortis Capital Funding L.P. and Fortis Insurance N.V. (formerly, Fortis Insurance Holding N.V.), respectively, in each case with a liquidation amount of $1,000 per security.

      In mid-December 2003, the Company redeemed 100% of the outstanding $699,850 of 1999 Trust Capital Securities. As part of this early redemption, the Company accrued interest expense to the date of redemption and paid interest premiums of $64,000. The interest premiums are included in the interest premiums on redemption of preferred securities of subsidiary trusts line in the statement of operations.

     1997 Capital Securities I & II

      In May 1997, Fortis Capital Trust, a trust declared and established by the Company and other parties, issued 150,000 8.40% capital securities (the “1997 Capital Securities I”) to purchasers and 4,640 8.40% common securities (the “1997 Common Securities I”) to the Company, in each case with a liquidation amount of $1,000 per security. Fortis Capital Trust used the proceeds from the sale of the 1997 Capital Securities I and the 1997 Common Securities I to purchase $154,640 of the Company’s 8.40% junior subordinated debentures due 2027 (the “1997 Junior Subordinated Debentures I”). These debentures are the sole assets of Fortis Capital Trust.

      In July 1997, Fortis Capital Trust II, a trust declared and established by the Company and other parties, issued 50,000 7.94% capital securities (the “1997 Capital Securities II” and, together with the 1997 Capital Securities, the “1997 Capital Securities”) to purchasers and 1,547 7.94% common securities (the “1997 Common Securities II”) to the Company, in each case with a liquidation amount of $1,000 per security. Fortis Capital Trust II used the proceeds from the sale of the 1997 Capital Securities II and the 1997 Common Securities II to purchase $51,547 of the Company’s 7.94% junior subordinated debentures due 2027 (the “1997 Junior Subordinated Debentures II” and, together with the 1997 Junior Subordinated Debentures I, the “1997 Junior Subordinated Debentures”). These debentures are the sole assets of Fortis Capital Trust II.

      In early January 2004, the Company redeemed 100% of the outstanding $196,224 of 1997 Capital Securities. In December 2003 the Company sent an irrevocable notice of redemption for the 1997 capital securities; therefore, the Company accrued interest premiums of $66,734 in 2003 and expensed $2,088 of cost that was capitalized at the time of the issuance of these securities and was being amortized over the life of the securities. The interest premiums and capitalized costs that were expensed are included in the interest premiums on redemption of preferred securities of subsidiary trusts line in the statement of operations. See Note 1 — Nature of Operations for further detail on the extinguishment of these securities.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Debt

      In December 2003, the Company entered into two senior bridge credit facilities of $650,000 and $1,100,000. The aggregate indebtedness of $1,750,000 under the facility was in connection with the extinguishment of the Company’s Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. See Note 8 for a detail description of these securities and the repayment terms. The $1,750,000 aggregate indebtedness under the senior bridge credit facility was paid in full in January 2004. The interest expense of $1,175 related to the senior bridge credit facility is included in the statement of operations in 2003. See Note 25 — Subsequent events for a detailed description of the repayment.

10.     Income Taxes

      The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense follows:

	Years Ended December 31,

	2003	2002	2001

Current expense:
Federal	$6,335	$11,688	$256,045
Foreign	8,814	8,910	11,721

Total current expense	15,149	20,598	267,766
Deferred expense (benefit)
Federal	59,313	92,209	(160,222)
Foreign	(757)	(2,150)	47

Total deferred expense (benefit)	58,556	90,059	(160,175)

Total income tax expense	$73,705	$110,657	$107,591

      The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

      A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,

	2003	2002	2001

Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.6)	(0.5)	(1.1)
Dividends received deduction	(1.3)	(0.2)	(1.9)
Subpart F income	(1.7)	(2.2)	(0.9)
Permanent nondeductible expenses	(0.8)	0.2	0.8
Goodwill	0.4	—	19.2
Foreign tax credit	(0.9)	(1.1)	(2.3)
Low-income housing credit	(1.7)	(1.3)	(2.5)
Low-income housing adjustments	1.1	—	5.4
Other	(1.1)	—	0.6

Effective income tax rate:	28.4%	29.9%	52.3%

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Policyholder and separate account reserves	$545,699	$754,921
Accrued liabilities	159,356	159,620
Investment adjustments	52,056	66,792

Gross deferred tax assets	757,111	981,333

Deferred tax liabilities:
Deferred acquisition costs	349,829	380,872
Other assets	168,168	291,908
Unrealized gains on fixed maturities and equities	178,793	140,353

Gross deferred tax liabilities	696,790	813,133

Net deferred income tax asset	$60,321	$168,200

      Deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest these earnings. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is approximately $161,853. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of approximately $40,000 net of anticipated foreign tax credits.

      Under pre-1984 life insurance company income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as “policyholders’ surplus account.” Amounts in this account only become taxable upon the occurrence of certain events. The approximate amount in this account was $95,163 at December 31, 2003 and 2002. Deferred taxes have not been provided on amounts in this account since the Company neither contemplates any action nor foresees any events occurring that would create such tax.

      At December 31, 2003, the Company and its subsidiaries had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards total $91,702 and will expire if unused as follows:

Expiration Year	Amount

2004	$22
2005	5,225
2006	202
2007	81,518
2008	4,735

Total	$91,702

11.     Mandatorily Redeemable Preferred Stocks

      At December 31, 2003 and 2002, Fortis, Inc. had three classes of mandatorily redeemable preferred stock: Series A, Series B and Series C. There were 10,000 Series A shares authorized and none issued or outstanding at December 31, 2003. There were 30,000 Series B shares authorized and 19,160 shares issued and outstanding at December 31, 2003. There were 5,000 Series C shares authorized, issued and outstanding at December 31, 2003. In connection with the merger of Fortis, Inc and Assurant, Inc., each share of the

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing Series B and Series C mandatorily redeemable preferred stock of Fortis, Inc. was exchanged for one share of Series B and C mandatorily redeemable preferred stock of Assurant, Inc. and all terms of the stock remained the same. The series A class was retired at the time of the merger and does not exist in Assurant, Inc.

      The carrying value equals the redemption value for all classes of preferred stock. The Company’s board of directors has the authority to issue up to 200,000,000 shares of preferred stock, par value $1.00 per share, in one or more series and to fix the powers, preferences, rights and qualifications, limitations or restrictions thereof, which may include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designations of the series.

      Information about the preferred stock is as follows:

	December 31,

	2003	2002

Preferred stock, par value $1.00 per share:
Series B: 30,000 shares authorized, 19,160 and 19,660 shares issued and outstanding in 2003 and 2002, respectively	$19,160	$19,660
Series C: 5,000 shares authorized, issued and outstanding	5,000	5,000

Total	$24,160	$24,660

      There was no change in the outstanding shares of Series C for the years ended December 31, 2003, 2002 and 2001. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended
	December 31,

	2003	2002	2001

Shares outstanding, beginning	19,660	20,160	20,160
Shares redeemed	(500)	(500)	—

Shares outstanding, ending	19,160	19,660	20,160

      All shares have a liquidation price of $1,000 per share and rank senior to common stock with respect to rights to receive dividends and to receive distributions upon the liquidation, dissolution or winding up of the Company.

      Series B and C: Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 4.0% per share per annum, multiplied by the $1,000 per share liquidation price, and holders of the Series C Preferred Stock are entitled to receive dividends at the rate of 4.5% per share per annum multiplied by the $1,000 per share liquidation price. All dividends are payable in arrears on a quarterly basis. Any dividend that is not paid on a specified dividend payment date with respect to a share of such Preferred Stock shall be deemed added to the liquidation price of such share for purposes of computing the future dividends on such share, until such delinquent dividend has been paid.

      Holders of the Series B Preferred Stock may elect to have any or all of their shares redeemed by the Company at any time after April 1, 2002, and the Company must redeem all shares of the Series B Preferred Stock no later than July 1, 2017. Holders of the Series C Preferred Stock may elect to have any or all of their shares redeemed by the Company any time after April 1, 2022, and the Company must redeem all shares of the Series C Preferred Stock no later than July 1, 2027. The Company also has the right and the obligation to redeem the Series B Preferred Stock and Series C Preferred Stock upon the occurrence of certain specified events. The redemption price in all cases shall equal the $1,000 per share liquidation price plus all accumulated and unpaid dividends. The Company is not required to establish any sinking fund or similar funds with respect to such redemptions. None of the shares of Series B Preferred Stock or Series C Preferred Stock are convertible into common stock or any other equity security of the Company. However, holders of the

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Preferred Stock and Series C Preferred Stock are entitled to one vote per share owned of record on all matters voted upon by the Company stockholders, voting with the holders of common stock as a single class, and not as a separate class or classes. The shares of Series B Preferred Stock and Series C Preferred Stock are subject to certain restrictions on transferability, and the Company has the right of first refusal to acquire the shares if any holder thereof desires to make a transfer not otherwise permitted by the terms thereof.

12.     Stockholders’ Equity

     Common Stock

      At December 31, 2003 and 2002, Fortis, Inc. had three classes of common stock, Class A, B and C. There were 40,000,000 shares authorized, 7,750,000 shares issued and outstanding of Class A common stock; 150,001 shares authorized, issued and outstanding of Class B common stock; 400,001 shares authorized, issued and outstanding of Class C common stock.

      In connection with the merger of Fortis, Inc. and Assurant, Inc., each share of Fortis, Inc. Class A common stock was exchanged for 10.75882039 shares of common stock of Assurant, Inc., which totaled 83,380,858 shares. Also, the Class B common stock and Class C common stock outstanding were converted into an aggregate of 25,841,418 shares of common stock of Assurant, Inc. These events resulted in 109,222,276 shares of common stock outstanding.

      In connection with the IPO the Company issued 32,976,854 shares of common stock to Fortis Insurance N.V. in exchange for $725,500 capital contribution. The Company also issued 68,976 shares to certain officers of the Company. These events resulted in 142,268,106 shares of common stock outstanding as of February 5, 2004.

      The Company is authorized to issue 800,000,000 shares of common stock. The 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired and it’s management intent not to reissue these shares.

     Preferred Stock

      The Board of Directors of the Company has designated Preferred Stock shares as Series B and Series C (see Note 11).

13.     Statutory Information

      The Company’s insurance subsidiaries prepare financial statements on the basis of statutory accounting practices (“SAP”) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.

      The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; and 8) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The combined statutory net income and capital and surplus of the insurance subsidiaries follow:

	Years Ended and at December 31,

	2003	2002	2001

	(Unaudited)
Statutory Net Income	$431,636	$387,639	$156,121

Statutory Capital and Surplus	$2,126,190	$1,939,616	$1,767,624

      Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.

      The payment of dividends to the Company by the Company’s insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiaries’ domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is the lesser of (i) 10% of the statutory surplus as of the end of the prior year or (ii) the prior year’s statutory net income. In some states the formula is the greater amount of clauses (i) and (ii). Some states, however, have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. As part of the regulatory approval process for the acquisition of American Bankers Insurance Group (“ABIG”) in 1999, the Company entered into an agreement with the Florida Insurance Department pursuant to which American Bankers Insurance Company and American Bankers Life Assurance Company have agreed to limit the amount of ordinary dividends they would pay to the Company to an amount no greater than 50% of the amount otherwise permitted under Florida law. This agreement expires in August 2004. In addition, the Company entered into an agreement with the New York Insurance Department as part of the regulatory approval process for the merger of Bankers American Life Assurance Company, one of the Company’s New York-domiciled insurance subsidiaries, into First Fortis Life Insurance Company (“FFLIC”) in 2001, pursuant to which FFLIC agreed not to pay any dividends to the Company until fiscal year 2004. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s subsidiaries could pay to the Company in 2004 without regulatory approval is approximately $302,000 (Unaudited).

14.     Reinsurance

      In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2003	2002

Ceded future policy holder benefits and expense	$2,550,566	$2,451,700
Ceded unearned premium	971,315	1,277,238
Ceded claims and benefits payable	788,215	743,899
Ceded paid losses	135,169	177,072

Total	$4,445,265	$4,649,909

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,

	2003			2002			2001

	Long	Short		Long	Short		Long	Short
	Duration	Duration	Total	Duration	Duration	Total	Duration	Duration	Total

Gross earned Premiums and other considerations	$1,851,451	$6,266,163	$8,117,614	$1,961,426	$5,852,112	$7,813,538	$1,935,214	$5,927,158	$7,862,372
Premiums assumed	22,272	531,652	553,924	59,813	455,853	515,666	82,663	152,953	235,616
Premiums ceded	(525,967)	(1,988,799)	(2,514,766)	(652,059)	(1,995,549)	(2,647,608)	(748,872)	(2,106,931)	(2,855,803)

Net earned premiums and other considerations	$1,347,756	$4,809,016	$6,156,772	$1,369,180	$4,312,416	$5,681,596	$1,269,005	$3,973,180	$5,242,185

Gross policyholder benefits	$1,977,338	$2,975,497	$4,952,835	$2,026,418	$2,777,647	$4,804,065	$1,654,973	$2,850,583	$4,505,556
benefits assumed	12,761	475,754	488,515	64,189	423,776	487,965	81,575	210,637	292,212
benefits ceded	(936,785)	(846,802)	(1,783,587)	(1,046,195)	(810,660)	(1,856,855)	(691,138)	(866,539)	(1,557,677)

Net policyholder benefits	$1,053,314	$2,604,449	$3,657,763	$1,044,412	$2,390,763	$3,435,175	$1,045,410	$2,194,681	$3,240,091

      The Company had $624,044 of invested assets held in trusts or by custodians as of December 31, 2003 for the benefit of others related to certain reinsurance arrangements.

      The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in the Solutions’ segment, for client risk and profit sharing.

     Loss Protection and Capital Management

      As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company’s various segments, including significant individual or catastrophic claims, and to free up capital to enable the Company to write additional business.

      For those product lines where there is exposure to catastrophes, the Company closely monitors and manages the aggregate risk exposure by geographic area and the Company has entered into reinsurance treaties to manage exposure to these types of events.

      Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company has control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with the Company’s reinsurers for the sharing of risks.

     Business Divestitures

      The Company has used reinsurance to exit certain businesses, such as the disposals of FFG (see note 4) and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with business segments that the Company retained. Assets backing liabilities ceded related to these businesses are held in trusts for the benefit of the Company and the separate accounts relating to FFG are still reflected in the Company’s balance sheet.

      The reinsurance recoverable from The Hartford was $1,536,568 and $1,557,660 as of December 31, 2003 and 2002, respectively. The reinsurance recoverable from John Hancock was $873,477 and $697,365 as of December 31, 2003 and 2002, respectively. The Company would be responsible for administering this business

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the event of a default by reinsurers. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate accounts relating to the business sold if such value declines. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

     Solutions’ Segment Client Risk and Profit Sharing

      The Assurant Solutions segment writes business produced by its clients, such as mortgage lenders and servicers and financial institutions, and reinsures all or a portion of such business to insurance subsidiaries of the clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

      A substantial portion of Assurant Solutions’ reinsurance activities are related to agreements to reinsure premiums generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Collateral is generally obtained in amounts equal to the outstanding reserves when captive companies are not authorized to operate in the Company’s insurance subsidiary’s state of domicile as required by statutory accounting principles.

      The Company’s reinsurance agreements do not relieve the Company from its direct obligation to its insureds. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize its exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and holds substantial collateral (in the form of funds, trusts, and letters of credit) as security under the reinsurance agreements.

15.     Reserves

      The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2003			December 31, 2002

	Future Policy		Claims and	Future Policy		Claims and
	Benefits and	Unearned	Benefits	Benefits and	Unearned	Benefits
	Expenses	Premiums	Payable	Expenses	Premiums	Payable

Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$2,275,887	$2,901	$13,943	$1,990,554	$3,289	$14,634
Life insurance no longer offered	688,318	1,310	3,890	693,333	1,392	5,182
Universal life and annuities no longer offered	321,578	1,106	16,558	334,039	541	11,867
FFG and LTC disposed businesses	2,744,255	47,863	176,763	2,619,202	48,497	138,604
All other	205,102	57,119	150,906	169,719	75,124	166,848

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003			December 31, 2002

	Future Policy		Claims and	Future Policy		Claims and
	Benefits and	Unearned	Benefits	Benefits and	Unearned	Benefits
	Expenses	Premiums	Payable	Expenses	Premiums	Payable

Short Duration Contracts:
Group term life	—	13,054	394,293	—	11,270	456,642
Group disability	—	3,940	1,374,551	—	3,949	1,298,704
Medical	—	66,711	266,482	—	42,629	201,700
Dental	—	7,295	39,312	—	7,753	44,545
Property and Warranty	—	1,148,941	621,128	—	1,134,626	535,832
Credit Life and Disability	—	758,633	403,267	—	1,074,053	445,657
Extended Service Contract	—	1,022,926	18,142	—	803,031	16,719
Other	—	2,048	33,574	—	1,482	37,206

Total	$6,235,140	$3,133,847	$3,512,809	$5,806,847	$3,207,636	$3,374,140

      The following table provides a roll forward of the claims and benefits payable for the Company’s group term life, group disability, medical and property and warranty lines of business. These are the Company’s product lines with the most significant short duration claims and benefits payable balances. The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $129,406, $134,715 and $191,343 at December 31, 2003, 2002 and 2001, respectively.

				Property and
	Group Term Life	Group Disability	Medical	Warranty

Balance as of January 1, 2001, gross of reinsurance	$399,342	$1,135,696	$249,075	$524,748
Less: Reinsurance ceded and other(1)	(44)	(30,379)	(2,313)	(295,541)

Balance as of January 1, 2001, net of reinsurance	399,298	1,105,317	246,762	229,207
Incurred losses related to:
Current year	250,583	355,160	871,045	388,946
Prior Year	(34,580)	(7,266)	(48,266)	(26,834)

Total incurred losses	216,003	347,894	822,779	362,112
Paid losses related to:
Current year	149,752	68,638	682,678	276,582
Prior Year	51,664	215,040	188,070	93,917

Total paid losses	201,416	283,678	870,748	370,499
Balance as of December 31, 2001, net of reinsurance(1)	413,885	1,169,533	198,793	220,820
Add back: Reinsurance ceded and other	42	33,148	11,089	280,175
Acquisition(2)	24,277	1,018	—	—

Balance as of December 31, 2001, gross of reinsurance	438,204	1,203,699	209,882	500,995
Less: Reinsurance ceded and other(1)	(42)	(33,148)	(11,089)	(280,175)

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Property and
	Group Term Life	Group Disability	Medical	Warranty

Balance as of January 1, 2002, net of reinsurance	438,162	1,170,551	198,793	220,820
Incurred losses related to:
Current year	243,855	353,439	757,580	429,174
Prior Year	(28,586)	(2,896)	(42,585)	2,231

Total incurred losses	215,269	350,543	714,995	431,405
Paid losses related to:
Current year	148,484	63,809	577,233	286,272
Prior Year	50,667	225,450	147,746	116,802

Total paid losses	199,151	289,259	724,979	403,074
Balance as of December 31, 2002, net of reinsurance	454,280	1,231,835	188,809	249,151
Add back: Reinsurance ceded and other(1)	2,362	66,869	12,891	286,681

Balance as of December 31, 2002, gross of reinsurance	$456,642	$1,298,704	$201,700	$535,832
Less: Reinsurance ceded and other(1)	(2,362)	(66,869)	(12,891)	(286,681)

Balance as of January 1, 2003, net of reinsurance	454,280	1,231,835	188,809	249,151
Incurred losses related to:
Current year	228,257	374,336	860,772	529,501
Prior Year	(92,781)	53,047	(58,369)	(13,076)

Total incurred losses	135,476	427,383	802,403	516,425
Paid losses related to:
Current year	144,152	56,563	610,119	351,439
Prior Year	51,348	249,141	116,845	121,552

Total paid losses	195,500	305,704	726,964	472,991
Balance as of December 31, 2003, net of reinsurance	394,256	1,353,514	264,248	292,585
Add back: Reinsurance ceded and other(1)	37	21,037	2,334	328,543

Balance as of December 31, 2003, gross of reinsurance	$394,293	$1,374,551	$266,582	$621,128

(1)	The “other” in reinsurance ceded and other included $13,300 and $10,500 in 2002 and 2001, respectively, of liability balances primarily related to Medical Savings Accounts. In 2003, Medical Savings Accounts were transferred to an external third party administrator.

(2)	Represents claims and benefits payable balances assumed as part of the DBD acquisition.

      The claims and benefits payable include claims in process as well as provisions for incurred but not reported claims. Such amounts are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

      Because claims and benefits payable include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, for each of the years ended December 31, 2003, 2002 and 2001 the amounts listed on the line labeled “Incurred losses related to: Prior year” are negative (redundant) for the Group Term Life and Medical lines of business. This means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. For Group Disability, the amounts listed are negative (redundant) for the years ended December 31, 2002 and 2001, and positive (deficient) for the year ended December 31, 2003. This means that for 2002 and 2001, the Company’s actual losses incurred related to prior years for this line were less than what was estimated, while for 2003, actual losses incurred related to prior years were greater than what was previously estimated by the Company.

      The Group Disability reserve deficiency in 2003, and its related upward revision reflects the result of reserve adequacy studies concluded in the third quarter of 2003. Based on results of those studies, reserves were increased by $44,000, almost all of which was attributable to a reduction in the discount rate to reflect current yields on invested assets. The Group Disability reserve redundancies in 2002 and 2001, which were less than 1% of prior year reserves, arose as a result of our actual claim recovery rates exceeding those assumed in our beginning-of-year case reserves, after taking into account an offset of one less year of discounting reflected in the Company’s end-of-year case reserves.

      The Group Term Life reserve redundancy in 2003, and its related downward revision reflects the results of reserve adequacy studies conducted in the third quarter of 2003. Based on the results of those studies, reserves were reduced by $59,000. The change in estimate reflects an increase in the discount rate, lower mortality rates and higher recovery rates. These changes were made to reflect current yields on invested assets, and recent mortality and recovery experience. Another portion of the Group Term Life reserve redundancies in all years was caused by actual mortality rates being lower than assumed in our beginning-of-year reserves and recovery rates being higher than assumed in our beginning-of-year waiver of premium reserves. The remaining redundancy and related downward revision were due to shorter-than-expected lags between incurred claim dates and paid claim dates. These amounts were offset by one less year of discounting reflected in the Company’s end-of-year waiver of premium reserves.

      The conclusion of the reserve studies determined that, in the aggregate, the reserves were redundant. The reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $18,000, which includes $3,000 of reserve release relating to the group dental business.

      The redundancies in our Medical line of business, and the related downward revisions in the Company’s Medical reserve estimates, were caused by the Company’s claims developing more favorably than expected. The Company’s actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes.

      The redundancy in the Company’s Property and Warranty lines of business, and the related downward revision in the Company’s estimated reserves in 2001 occurred mostly in the Company’s credit unemployment and credit property insurance coverages, whereas the other coverages showed immaterial adjustments to prior year incurred losses. The small deficiency in 2002 largely reflected a shift in the mix of business away from the credit property and unemployment product lines. In addition, an increase in the claim frequency of unemployment contributed to additional development and the small deficiency experienced in 2002. In 2003, unemployment claim frequencies stabilized, contributing to a modest redundancy. These changes reflect experience gains and losses from actual claim frequencies differing from best estimate claim frequencies, and differences in actual versus best estimate paid claim lag rates.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, other general liability and personal accident), there were no changes in estimated amounts for incurred claims in prior years for all years.

     Long Duration Contracts

      The Company’s long duration contracts are comprised of pre-funded funeral life insurance policies and annuity contracts, life insurance policies no longer offered, universal life and annuities no longer offered and FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

      The Company’s PreNeed segment distributes pre-funded funeral insurance products through two separate divisions, the independent division and the AMLIC division. The reserves for future policy benefits and expenses for pre-funded funeral life and annuity contracts and life insurance no longer offered by the PreNeed segment differ by division and are established based upon the following assumptions:

     PreNeed Segment — Independent Division

      Interest and discount rates for pre-funded funeral life insurance are level, vary by year of issuance and product, and ranged from 7.0% to 7.3% in 2003 and 2002 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in both 2003 and 2002.

      Interest and discount rates for pre-funded life insurance no longer offered vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2003 and 2002 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in both 2003 and 2002.

      Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions. The weighted average lapse rate, including surrenders, for all life policies issued by the independent channel was approximately 2.7% and 3.2% in 2003 and 2002, respectively.

      Future policy benefit increases on pre-funded life insurance policies ranged from 1.0% to 7.0% in 2003 and 2002. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for these inflation-linked benefits was 3.0% in 2003 and 2002. Traditional life products issued by the PreNeed segment have level benefits.

      The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issuance, and ranged from 2.5% to 5.5% in 2003 and 2002. Withdrawal charges, if any, generally range from 7.0% to 0%, grading to zero over a period of seven years for business issued in the United States. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

     PreNeed Segment — AMLIC Division

      Interest and discount rates for pre-funded funeral life insurance policies issued October 2000 and beyond vary by issue year and are based on pricing assumptions and modified to allow for provisions for adverse deviation. 2003 issues used a level 4.8% discount rate, 2002 issues used a level 5.8% discount rate and 2001 issues used a discount rate of 6.0%. Pre-funded funeral life insurance policies issued prior to October 2000 and all traditional life policies issued by the AMLIC division use discount rates, which vary by issue year and product and ranged from 2.5% to 7.5% in 2003 and 2002.

      Mortality assumptions for pre-funded funeral life insurance products issued in October 2000 and beyond are based upon pricing assumptions, which approximate actual experience, and modified to allow for provisions for adverse deviation. Surrender rates for pre-funded funeral life insurance products issued in

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2000 and beyond vary by product and are based upon pricing assumptions, which approximate actual experience. Mortality assumptions for all prefunded funeral life insurance and traditional life insurance issued by the AMLIC division prior to October 2000 are based on Statutory valuation requirements with no explicit provision for lapses. The weighted average lapse rate, including surrenders, for all life policies issued by the AMLIC division was approximately 1.0% and 1.1% in 2003 and 2002, respectively.

      Future policy benefit increases are based upon pricing assumptions. First-year guaranteed benefit increases range from 0.0% to 6.0% in 2003 and 2002. Renewal guaranteed benefit increases range from 0.0% to 3.0% in 2003 and 2002. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2003 and 2002.

      The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2003 and 2002. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

     Universal Life and Annuities — No Longer Offered

      The reserves for universal life and annuity products no longer offered in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, and ranged from 3.5% to 4.0% in 2003 and were universally 4.0% in 2002. Guaranteed crediting rates on annuities range from 3.5% to 4.0%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and the funds received ranged from 4.0% to 5.5% in 2003 and 2002. Guaranteed crediting rates where present are equal to 4.0%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

     FFG and LTC

      A description of the disposal of FFG can be found in the dispositions footnote (see note 4). The reserves for FFG and LTC are included in the Company’s reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 14).

     Short Duration Contracts

      The Company’s short duration contracts are comprised of group term life, group disability, medical and dental, property, credit, warranty and all other. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

      The disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25% in 2003. The December 31, 2003 and 2002 liabilities include $1,318,186 and $1,201,592, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2003 and 2002 are $440,460 and $460,937, respectively.

16.     Fair Value Disclosures

      Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. In the measurement of the fair value of certain financial

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments, if quoted market prices were not available other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

      In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

      Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

      Fixed maturity securities: the fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

      Equity securities: fair value of equity securities and non-sinking fund preferred stocks is based upon quoted market prices.

      Commercial mortgage loans and policy loans: the fair values of mortgage loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts of policy loans reported in the balance sheets approximate fair value.

      Other investments: the fair values of joint ventures are calculated based on fair market value appraisals. The invested assets related to the modified coinsurance arrangements are classified as trading securities and are reported at fair value. The carrying amounts of the remaining other investments approximate fair value.

      Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

      Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

	December 31, 2003		December 31, 2002

	Carry Value	Fair Value	Carry Value	Fair Value

Financial assets
Cash and cash equivalents	$958,197	$958,197	$610,694	$610,694
Fixed maturities	8,728,838	8,728,838	8,035,530	8,035,530
Equity securities	456,440	456,440	271,700	271,700
Commercial mortgage loans on real estate	932,791	1,035,138	841,940	969,247
Policy loans	68,185	68,185	69,377	69,377
Short-term investments	275,878	275,878	684,350	684,350
Other investments	461,473	505,466	181,181	213,882
Assets held in separate accounts	3,805,058	3,805,058	3,411,616	3,411,616
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$777,854	$768,857	$667,319	$659,449
Liabilities related to separate accounts	3,805,058	3,805,058	3,411,616	3,411,616

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the Company’s liabilities for insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

17.     Retirement and Other Employee Benefits

      The Company and its subsidiaries participate in a noncontributory defined benefit pension plan covering substantially all of their employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also has noncontributory, nonqualified supplemental programs covering certain employees.

      In addition, the Company provides certain life and healthcare benefits for retired employees and their dependents. Substantially all employees of the Company may become eligible for these benefits depending on age and years of service. The Company has the right to modify or terminate these benefits.

      Summarized information on the Company’s qualified pension benefits and postretirement plans for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits

	2003	2002	2001	2003	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$(269,959)	$(236,500)	$(216,588)	$(46,405)	$(37,763)	$(33,334)
Service cost	(15,269)	(12,166)	(11,317)	(2,311)	(1,913)	(1,662)
Interest cost	(17,945)	(16,806)	(16,481)	(3,144)	(2,847)	(2,604)
Amendments	(115)	—	(2,524)	—	—
Actuarial loss	(36,010)	(18,141)	(21,494)	(340)	(3,785)	(2,960)
Acquisition	—	—	—	—	(1,297)	—
Curtailments gains	—	—	3,910	—	—	1,787
Settlements gains	—	—	14,483	—	—	—
Benefits paid (including admin. expenses)	15,114	13,654	13,511	1,171	1,200	1,010

Benefit obligation at end of year	(324,184)	(269,959)	(236,500)	(51,029)	(46,405)	(37,763)

Change in plan assets
Fair value of plan assets at beginning of year	174,601	178,966	190,508	—	—	—
Actual return on plan assets	46,684	(24,961)	(2,798)	578	—	—
Employer contributions	58,558	35,000	20,000	7,130	1,201	1,010
Settlements gains	—	—	(14,483)	—	—	—
Benefits paid	(15,877)	(14,404)	(14,261)	(1,172)	(1,201)	(1,010)

Fair value of plan assets at end of year	263,966	174,601	178,966	6,536	—	—

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Retirement Health Benefits

	2003	2002	2001	2003	2002	2001

Funded status at end of year	(60,218)	(95,358)	(57,534)	(44,493)	(46,405)	(37,763)
Unrecognized actuarial loss (gain)	91,531	84,215	22,756	1,684	1,777	(2,008)
Unrecognized prior service cost	21,360	17,743	20,689	13,130	14,438	15,780

Net amount recognized	$52,673	$6,600	$(14,089)	$(29,679)	$(30,190)	$(23,991)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(13,551)	$(59,624)	$(14,089)	$(29,679)	$(30,190)	$(23,991)
Intangible asset	17,743	17,743	—	—	—	—
Accumulated other comprehensive income	48,481	48,481	—	—	—	—

Net amount recognized	$52,673	$6,600	$(14,089)	$(29,679)	$(30,190)	$(23,991)

      The curtailment and settlement gains in 2001 resulted from the sale of FFG (see note 4).

      The Company’s nonqualified plans are unfunded. At December 31, 2003, 2002 and 2001 the nonqualified plans had projected benefit obligations of $71,634, $64,118 and $52,790 respectively, and accumulated benefit obligations of $62,176, $53,511 and $44,495, respectively. A minimum pension liability of $5,750 for these plans was also recorded in accumulated other comprehensive income in 2003 and 2002.

      Information for Pension Plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Pension Benefits

	2003	2002	2001

Projected benefit obligation	$324,184	$269,959	$236,500
Accumulated benefit obligation	277,455	234,225	196,186
Fair value of plan assets	263,966	174,601	178,966

      Components of net pension cost for the year ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$15,269	$12,166	$11,317	$2,311	$1,913	$1,662
Interest cost	17,945	16,805	16,481	3,144	2,847	2,604
Expected return on plan assets	(19,433)	(17,606)	(15,849)	(143)	—	—
Amortization of prior service cost	2,960	2,946	2,713	1,307	1,343	1,343
Amortization of transition (asset)	—	—	(171)	—	—	—
Amortization of net (gain) loss	2,207	—	—	—	—	(19)
Curtailments loss	—	—	2,059	—	—	28
Settlements loss	—	—	913	—	—	—

Net periodic benefit cost	$18,948	$14,311	$17,463	$6,619	$6,103	$5,618

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Determination of the projected benefit obligation was based on the following weighted average assumptions at December 31:

	Pension Benefits			Retirement Health Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.20%	6.75%	7.40%	6.20%	6.75%	7.40%

      Determination of the net periodic benefit cost was based on the following weighted average assumptions for the year ended December 31:

	Pension Benefits				Retirement Health Benefits

	2003	2002	2001		2003	2002	2001

Discount rate	6.75%	7.40%	7.56	%(1)	6.75%	7.40%	7.56	%(1)
Expected long-term return on plan assets	8.25%	8.25%	9.00%		8.25%	8.25%	9.00%

(1)	7.75% for the first three months of 2001 and 7.50% for the last nine months of 2001.

      To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of the 8.25% assumption for the fiscal year 2003 and 2002, and 9.00% for the fiscal year 2001.

      Assumed health care cost trend rates at December 31:

	Retirement Health Benefits

	2003	2002	2001

Health care cost trend rate assumed for next year	10.0%	11.0%	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2008	2008	2008

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits

	2003	2002	2001

One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$57	$50	$45
Effect on postretirement benefit obligation	783	712	683
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	(55)	(48)	(47)
Effect on postretirement benefit obligation	(745)	(677)	(650)

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pension plans and other post retirement benefit plans weighted-average asset allocation at December 31 by asset category are as follows:

	Pension Benefits			Retirement Health Benefits

	2003	2002	2001	2003	2002	2001

Assets Category
Equity securities	77.5%	61.7%	63.3%	77.5%	0.0%	N/A
Debt securities	21.4%	19.3%	35.3%	21.4%	0.0%	N/A
Real estate	0.0%	0.0%	0.0%	0.0%	0.0%	N/A
Other	1.1%	19.0%	1.4%	1.1%	100.0%	N/A

Total	100.0%	100.0%	100.0%	100.0%	100.0%	N/A

      The goals of the asset strategy are to determine if the growth in the value of the fund over the long-term, both in real and nominal terms and manage (control) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities.

      The Investment Committee that oversees the investment of the plan assets conducted a review of the Investment Strategies and Policies of the Plan in the 4th quarter of 2001. This included a review of the strategic asset allocation, including the relationship of the Plan liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted a target asset allocation and modified the ranges:

	Low	Target	High

Debt securities	20%	25%	30%
Equity securities	65%	75%	85%

      The equity securities category includes both domestic and foreign equity securities. The target asset equity security allocation of U.S. and foreign securities is 60% and 15%, respectively.

      The Company expects to contribute $11,000 to its pension plans and $1,200 to its retirement health benefit plan in 2004.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Retirement
	Pension	Health
	Benefits	benefits

2004	$20,563	$1,585
2005	21,957	1,795
2006	23,399	2,038
2007	24,892	2,313
2008	26,436	2,591
Year 2009-2013	158,025	18,147

Total	$275,272	$28,469

      The Company and its subsidiaries have a defined contribution plan covering substantially all employees which provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. Amounts contributed to the plan and expensed by the Company were $24,684, $23,669 and $21,792 in 2003, 2002 and 2001, respectively.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Deferred Policy Acquisition Costs

      Information about deferred policy acquisition costs follows:

	December 31,

	2003	2002	2001

Beginning Balance	$1,313,594	$1,094,765	$1,283,966
Costs deferred	960,944	1,002,585	1,075,473
Amortization	(885,301)	(782,473)	(729,223)
Recovery of acquisition costs on FFG and LTC reinsurance	—	—	(531,329)
Other	4,444	(1,283)	(4,122)

Ending Balance	$1,393,681	$1,313,594	$1,094,765

19.     Goodwill and VOBA

      Information about goodwill and VOBA follows:

	Goodwill for the Year Ended			VOBA for the Year Ended
	December 31,			December 31,

	2003	2002	2001	2003	2002	2001

Beginning Balance	$834,138	$2,089,704	$1,995,155	$215,245	$308,933	$471,895
Acquisitions (Dispositions)	—	—	208,410	—	—	(16,310)
Amortization, net of interest accrued	—	—	(113,300)	(23,848)	(93,712)	(146,480)
Impairment charge	—	(1,260,939)	—	—	—	—
Foreign Currency Translation and Other	(5,615)	5,373	(561)	532	24	(172)

Ending Balance	$828,523	$834,138	$2,089,704	$191,929	$215,245	$308,933

      As prescribed under FAS 142, starting January 1, 2002, the Company has assigned goodwill to its reportable segments. Below is a rollforward of goodwill by reportable segment. This assignment of goodwill is performed only for FAS 142 impairment testing purposes.

			Employee
	Solutions	Health	Benefits	PreNeed	Consolidated

Balance at December 31, 2001	$1,654,101	$217,553	$179,964	$38,086	$2,089,704
Impairment charge	(1,260,939)	—	—	—	(1,260,939)
Foreign Currency Translation and Other	(2,367)	56	7,632	52	5,373

Balance at December 31, 2002	$390,795	$217,609	$187,596	$38,138	$834,138

Foreign Currency Translation and Other	(5,467)	61	(1,178)	969	(5,615)

Balance at December 31, 2003	$385,328	$217,670	$186,418	$39,107	$828,523

      Prior to January 1, 2002 goodwill was amortized over 20 years. Upon the adoption of FAS 142, amortization of goodwill ceased and the Company recognized a $1,260,939 impairment charge reflecting the

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative effect of change in accounting principle. Had the provisions of FAS 142 been applied as of January 1, 2001 net income would have been adjusted as follows:

	Years Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$185,652	$(1,001,199)	$98,053
Goodwill amortization, net of tax	—	—	113,300

Net income (loss) excluding goodwill amortization	185,652	(1,001,199)	211,353

Net income (loss) per share	$1.70	$(9.17)	$1.94

      As of December 31, 2003, the majority of the outstanding balance of VOBA is in the Company’s PreNeed segment. VOBA in the PreNeed segment assumes an interest rate ranging from 6.5% to 7.5%.

      At December 31, 2003 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount

2004	$21,178
2005	18,943
2006	17,096
2007	15,488
2008	13,903

20.     Segment Information

      The Company has five reportable segments, which are defined based on the nature of the products and services offered: Solutions, Health, Employee Benefits, PreNeed, and Corporate and Other. Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Health provides individual, short-term and small group health insurance. Employee Benefits provides employee-paid dental insurance and employer-paid dental, disability and life insurance products and related services. PreNeed provides life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Corporate and Other includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and interest income from excess surplus of insurance subsidiaries not allocated to other segments. Corporate and Other also includes results of operations of FFG, from January 1, 2001 to March 31, 2001, the period prior to its disposition. Corporate and Other also includes the amortization of deferred gains associated with the portions of the sales of FFG and LTC (a business sold on March 1, 2000) through reinsurance agreements.

      The Company evaluates performance based on segment income after-tax excluding impairments and amortization of goodwill. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (See note 2).

      The Company allocates a notional amount of invested assets to the segments primarily based on future policy benefits, claims and unearned premiums and capital allocated to each segment. The Company assigns net deferred acquisition costs, value of businesses acquired, reinsurance recoverables and other assets and liabilities to the respective segments where those assets or liabilities originate.

      Net investment income is allocated based on a segment’s proportional share of assets and capital required to support its business.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2003, the Company began to utilize derivative instruments in managing the PreNeed segment’s exposure to inflation risk. The derivative instrument, a Consumer Price Index Cap (the “CPI CAP”), limits the inflation risk on certain policies to a maximum of 5% and has a notional amount of $454,000 amortizing to zero over 20 years. The CPI CAP does not qualify under GAAP as an effective hedge; therefore, it is marked-to-marked on a quarterly basis and the accumulated gain or loss is recognized in the results of operations in fees and other income. As of December 31, 2003, the CPI CAP included in other assets amounted to $8,800 and the income recorded in the results of operations totaled $100.

      The following tables summarize selected financial information by segment for the year ended and as of December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003

			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated

Revenues
Net earned premiums and other considerations	$2,361,815	$2,009,248	$1,256,430	$529,279	$—	$6,156,772
Net investment income	186,850	490,430	139,956	188,224	42,853	607,313
Net realized gains on investments	—	—	—	—	1,868	1,868
Amortization of deferred gain on disposal of businesses	—	—	—	—	68,277	68,277
Fees and other income	129,482	32,255	53,793	5,315	11,138	231,983

Total revenues	2,678,147	2,090,933	1,450,179	722,818	124,136	7,066,213
Benefits, losses and expenses
Policyholder benefits	899,229	1,317,046	920,948	520,540	—	3,657,763
Amortization of deferred acquisition costs and value of business acquired	732,470	71,295	—	105,384	—	909,149
Underwriting, general and administrative expenses	857,730	517,988	433,192	41,558	69,521	1,919,989
Interest expense and distributions on preferred securities of subsidiary trusts	—	—	—	—	114,133	114,133
Interest premium on redemption of preferred securities of subsidiary trusts	—	—	—	—	205,822	205,822

Total benefits, losses and expenses	2,489,429	1,906,329	1,354,140	667,482	389,476	6,806,856

Segment income (loss) before income tax	188,718	184,604	96,039	55,336	(265,340)	259,357
Income taxes	55,529	63,591	34,472	19,314	(99,201)	73,705

Segment income (loss) after tax	$133,189	$121,013	$61,567	$36,022	$(166,139)	$185,652

Net income						$185,652

Segment Assets:
Segments assets, excluding goodwill	$6,885,077	$1,129,614	$2,412,924	$3,718,354	$8,753,827	22,899,796

Goodwill						828,523

Total assets						$23,728,319

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated

Revenues
Net earned premiums and other considerations	$2,077,277	$1,833,656	$1,232,942	$537,721	$—	$5,681,596
Net investment income	205,037	55,268	147,722	183,634	40,167	631,828
Net realized losses on investments	—	—	—	—	(118,372)	(118,372)
Amortization of deferred gain on disposal of businesses	—	—	—	—	79,801	79,801
Gain on disposal of businesses	—	—	—	—	10,672	10,672
Fees and other income	118,949	22,716	74,324	5,123	25,563	246,675

Total revenues	2,401,263	1,911,640	1,454,988	726,478	37,831	6,532,200
Benefits, losses and expenses
Policyholder benefits	755,140	1,222,049	944,593	513,393	—	3,435,175
Amortization of deferred acquisition costs and value of business acquired	714,178	64,029	—	96,550	1,428	876,185
Underwriting, general and administrative expenses	735,008	482,057	422,230	39,934	52,818	1,732,047
Interest expense and distributions on preferred securities of subsidiary trusts	—	—	—	—	118,396	118,396

Total benefits, losses and expenses	2,204,326	1,768,135	1,366,823	649,877	172,642	6,161,803

Segment income (loss) before income tax	196,937	143,505	88,165	76,601	(134,811)	370,397
Income taxes	64,782	49,059	31,048	26,943	(61,175)	110,657

Segment income (loss) after tax	$132,155	$94,446	$57,117	$49,658	$(73,636)	$259,740

Cumulative effect of change in accounting principle						(1,260,939)

Net (loss)						$(1,001,199)

Segment Assets:
Segments assets, excluding goodwill	$6,937,529	$1,058,935	$2,432,411	$3,418,977	$7,597,065	$21,444,917

Goodwill						834,138

Total assets						$22,279,055

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

			Employee		Corporate
	Solutions	Health	Benefits	PreNeed	& Other	Consolidated

Revenues
Net earned premiums and other considerations	$1,906,426	$1,837,839	$933,594	$506,716	$57,610	$5,242,185
Net investment income	218,213	58,073	144,378	179,093	112,025	711,782
Net realized losses on investments	—	—	—	—	(119,016)	(119,016)
Amortization of deferred gain on disposal of businesses	—	—	—	—	68,296	68,296
Gain on disposal of businesses	—	—	—	—	61,688	61,688
Fees and other income	97,685	14,229	39,568	3,336	67,121	221,939

Total revenues	2,222,324	1,910,141	1,117,540	689,145	247,724	6,186,874
Benefits, losses and expenses
Policyholder benefits	639,905	1,306,477	737,802	485,902	70,005	3,240,091
Amortization of deferred acquisition costs and value of business acquired	733,186	42,967	—	85,008	14,542	875,703
Underwriting, general and administrative expenses	711,137	452,528	316,310	34,698	105,092	1,619,765
Interest expense and distributions on preferred securities of subsidiary trusts	—	—	—	—	132,371	132,371

Total benefits, losses and expenses	2,084,228	1,801,972	1,054,112	605,608	322,010	5,867,930

Segment income (loss) before income tax	138,096	108,169	63,428	83,537	(74,286)	318,944
Income taxes	39,909	37,548	22,184	29,260	(21,310)	107,591

Segment income (loss) after tax	$98,187	$70,621	$41,244	$54,277	$(52,976)	$211,353

Amortization of goodwill						(113,300)

Net income						$98,053

Segment Assets:
Segments assets, excluding goodwill	$7,018,257	$1,066,290	$2,117,443	$3,316,830	$8,841,353	$22,360,173

Goodwill						2,089,704

Total assets						$24,449,877

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company operates primarily in the United States and Canada. The following table summarizes selected financial information by geographic location for the years ended or at December 31:

		Long-lived
Location	Revenues	Assets

2003
United States	$6,762,764	$274,230
Foreign	303,449	9,532

Total	$7,066,213	$283,762

2002
United States	$6,335,645	$245,936
Foreign	196,555	4,849

Total	$6,532,200	$250,785

2001
United States	$6,001,842	$230,006
Foreign	185,032	3,467

Total	$6,186,874	$233,473

      Revenue is based in the country where the product was sold and long-lived assets are based on the physical location of those assets. The Company has no reportable major customers.

21.	Incentive Plans

Assurant Appreciation Incentive Rights Plan (“AAIR Plan”):

      Since January 1, 1999, the Company has maintained the Assurant Appreciation Incentive Rights Plan (formerly the Fortis Appreciation Incentive Rights Plan), which provides key employees with the right to receive long-term incentive cash compensation based on the appreciation in value of incentive units of the Company and incentive units of each of its operating business segments. The AAIR Plan is administered by a committee appointed by the Company’s board of directors. See note 25 for subsequent amendments to the AAIR Plan.

      The Company accounts for the AAIR Plan as a variable plan in accordance with the provisions of APB 25 and its interpretations. Therefore, compensation expense is recognized based on the intrinsic value method.

      The value of each right is based on an independent valuation of the Company performed by a qualified appraiser. Each year, the appraiser determines a fair market value for Assurant, Inc. and the individual business segments. Based on this valuation, “phantom share prices” are established for Assurant, Inc. and each business segment. These share prices are calculated by dividing the market value of Assurant, Inc. or a business segment by the number of outstanding “phantom shares” in Assurant, Inc. or in that segment.

      The phantom share price established for a given grant year becomes the strike price for that year and the exercise price for prior grant years. When the phantom share price determined by subsequent annual valuations increases above the strike price, the rights accrue intrinsic value that will be paid in cash when exercised.

      Employees of Assurant, Inc. receive 75% of their award value in Assurant, Inc. incentive rights and the remaining 25% in equal portions of incentive rights from the business segments. Segment participants receive 75% of their award value from their own particular business segment and 25% from Assurant, Inc.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The incentive rights vest over a three-year period from the date of grant and are exercisable for a period of 7 years from the date the rights are fully vested. Unexercised vested incentive rights are exercised automatically following the tenth anniversary of the date of grant. If upon expiration of the award the strike price is below the exercise price, then the award is automatically forfeited.

      The Company recognized $27,072, $19,570, and $7,605 of compensation expense for the AAIR Plan in 2003, 2002, and 2001, respectively.

      Upon the closing of the IPO, the AAIR Plan was amended to provide for the cash-out and replacement of Assurant, Inc. incentive rights with stock appreciation rights on the Assurant common stock. The business segment rights outstanding under the plan were not changed or effected. The conversion of outstanding Assurant, Inc. incentive rights occurred as described in this paragraph. The Assurant, Inc. incentive rights were valued as of December 31, 2003 using a special valuation method, as follows. The measurement value of each Assurant, Inc. incentive right as of December 31, 2002, was adjusted to reflect dividends paid by Assurant, Inc., consistent with past practices; such adjusted value was then multiplied by the arithmetic average of the change during calendar year 2003 in the Dow Jones Life Insurance Index, the Dow Jones Property Casualty Index, and the Dow Jones Healthcare Providers Index; and the result became the measurement value of Assurant, Inc. incentive rights as of December 31, 2003.

      On January 18, 2004, each Assurant, Inc. incentive right then outstanding under the plan was cashed out for a cash payment equal to the difference, if any, between the measurement value of the Assurant, Inc. incentive rights as of December 31st immediately preceding the date of grant, and the measurement value of that right determined as of December 31, 2003, pursuant to the special valuation. Each outstanding Assurant, Inc. incentive right, whether or not vested, was cancelled effective as of the date it was cashed out. Following the cash-out and cancellation of Assurant, Inc. incentive rights, Assurant granted to each participant whose rights were cashed out a number of stock appreciation rights on Assurant’s common stock (referred to as “replacement rights”). The number of replacement rights granted to a participant was equal (1) the measurement value of the participant’s cashed-out Assurant, Inc. incentive rights, divided by (2) the IPO price of $22 a share. Each replacement right that replaces a vested cashed-out right was vested immediately, and each replacement right that replaces a non-vested cashed-out right will become vested on the vesting date for the corresponding cashed-out right, but no replacement right, whether or not vested, may be exercised sooner than one year from the closing date of the IPO. After that waiting period, each replacement right will be exercisable for the remaining term of the corresponding cancelled right.

Stock Option Plan

      In contemplation of the IPO, the Company’s Stock Option Plan was terminated effective as of September 22, 2003, and all stock options thereunder were cancelled in exchange for a payment of the fair value of such options, as determined by an independent third party. Payments totaling $2,237 were made in the fourth quarter. There is no further obligation associated with the Company’s Stock Option Plan.

      The Company accounted for the Stock Option Plan as a variable plan in accordance with the provisions of APB 25 and its interpretations. Therefore, compensation expense was recognized based on the intrinsic value method. Compensation cost charged to income was $0, $0, and $(1,081) (represents reversal of expense accrual due to reduction of intrinsic value) for the years ended December 31, 2003, 2002 and 2001, respectively.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized information about the Company’s Stock Option Plan as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding beginning of year	340,700	$53.03	314,250	$46.66	243,601	$49.49
Granted	93,000	$29.04	83,000	$47.75	72,400	$46.25
Exercised	—	—	—	—	—	—
Forfeited	—	—	(56,550)	$55.71	(1,751)	$51.80
Cancelled	(433,700)	$52.54	—	—	—	—

Outstanding end of year	—	—	340,700	$45.42	314,250	$48.73

Exercisable at end of year	—		189,800	$54.84	186,350	$48.47

Weighted average fair value of options granted during the year				$14.21		$16.45

Assurant Investment Plan (“AIP”)

      The Company has adopted the AIP (formerly the Fortis Investment Plan), which provides key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. The plan became effective as of January 1, 1999 and is administered by the Company’s Senior Vice President-Compensation and Benefits, who is referred to as the administrator. Under the AIP, a participant may exchange all or a portion of his or her eligible compensation for a specific number of options under the plan. Each option represents the right to purchase shares of Company designated third-party mutual funds, as selected by the participant. Each option is fully vested and exercisable on the grant date. Options may not be exercised more than twice in any calendar year, except with the consent of the administrator. For most options, the exercise period generally will expire 120 months after the participant’s death, disability or retirement or 60 months after the participant’s termination of employment for any other reason. Until the options are exercised, a participant may instruct the administrator to exchange some or all of the options to purchase different underlying mutual fund units. Employee compensation exchanged for options is included as compensation expense prior to the exchange. Subsequent to the exchange, the Company accounts for invested assets in accordance with Financial Accounting Standard 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, the Company marks-to-market the AIP investment balances on a quarterly basis. This quarterly mark-to-market adjustment equally impacts the AIP investment and the AIP liability balance. When options are exercised, the investment and liability balances are reduced accordingly. The amounts included in other investments and other liabilities were $57,451 and $46,620 at December 31, 2003 and 2002, respectively.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Other Comprehensive Income (Loss)

      The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency		Pension
	Translation	Unrealized Gains on	Under-	Accumulated Other
	Adjustment	Securities	funding	Comprehensive Income

Balance at December 31, 2000	$(2,225)	$3,439	$—	$1,214
Activity in 2001	(5,633)	102,623	—	96,990

Balance at December 31, 2001	(7,858)	106,062	—	98,204
Activity in 2002	8,332	173,699	(35,250)	146,781

Balance at December 31, 2002	474	279,761	(35,250)	244,985
Activity in 2003	16,217	57,325	—	73,542

Balance at December 31, 2003	$16,691	$337,086	$(35,250)	$318,527

23.	Related Party Transactions

      In the ordinary course of business, the Company has entered into a number of agreements with Fortis.

      Historically, Fortis maintained a $1,000,000 commercial paper facility that prior to the IPO the Company had been able to access (via intercompany loans) for up to $750,000. The Company has used the commercial paper facility to cover any cash shortfalls, which may occur from time to time. In mid-December 2003, the Company used the commercial paper facility in the amount of $74,991 for three days to cover a cash shortfall in the early extinguishment of the Mandatorily Redeemable Preferred Securities of Subsidiary Trust. There were no intercompany loans with Fortis associated with this commercial paper facility during 2002. The Company had no outstanding intercompany loans with Fortis related to this commercial paper facility at year-end December 31, 2003 and 2002.

      During 2003, 2002 and 2001, the Company paid $644, $749, and $516, respectively, to Fortis for costs representing salary, benefits and other expenses of a director of the Company, who was then an employee of a Fortis subsidiary, and his support staff. The Company discontinued these payments as of October 3, 2003.

      The other related party transactions are disclosed in notes 1, 8, 11, 12, and 25.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Results of Operations (Unaudited)

      The Company’s quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the tables below:

	Three Month Periods Ended

	March 31	June 30	September 30	December 31

2003
Total revenues	$1,731,740	$1,722,601	$1,775,577	$1,836,295
Income (loss) before income taxes	110,367	137,606	145,776	(134,392	)(1)
Net income (loss)	73,237	90,650	99,398	(77,633)
Basic and Diluted per share data:
Income (loss) before income taxes	$1.01	$1.26	$1.33	$(1.23)
Net income (loss)	$0.67	$0.83	$0.91	$(0.71)

	Three Month Periods Ended

	March 31	June 30	September 30	December 31

2002
Total revenues	$1,613,301	$1,611,690	$1,625,425	$1,681,784
Income (loss) before income taxes and change in accounting principle	93,279	108,514	83,888	84,716
Net (loss) income	(1,196,753)	77,481	57,665	60,408
Basic and Diluted per share data:
Income (loss) before income taxes and cumulative effect of change in accounting principle	$0.85	$0.99	$0.77	$0.78
Net (loss) income	$(10.96)	$0.71	$0.53	$0.55

(1)	Includes pre-tax interest premium on redemption of preferred securities of subsidiary trusts of $205,822.

25.	Subsequent Events

      In connection with the IPO (see Note 1) the board of directors of Assurant approved certain employee benefit programs as follows:

2004 Long-Term Incentive Plan

      The 2004 Long-Term Incentive Plan was effective on February 5, 2004.

      The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors in the following forms: (1) options to purchase shares of Assurant’s common stock, which may be non-statutory stock options or incentive stock options under the U.S. tax code; (2) stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price; (3) performance awards, which are payable in cash or stock upon the attainment of specified performance goals; (4) restricted stock, which is subject to restrictions on transferability and subject to forfeiture on terms set by the Compensation Committee; (5) dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and (6) other stock-based awards in the discretion of the Compensation Committee, including unrestricted stock grants.

      There are 10,000,000 shares reserved and available for issuance under the plan.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon the closing of the IPO, 68,976 shares of common stock of Assurant, Inc. were granted to certain officers of the Company on February 5, 2004. Any awards will be made at the discretion of the Compensation Committee.

Executive Management Incentive Plan

      The Executive Management Incentive Plan went into effect January 1, 2004. Participation in the Executive Management Incentive Plan is limited to senior officers of the Company and its subsidiaries who are selected to participate in the plan for a given year by the Compensation Committee. The plan provides for the payment of annual monetary awards to each participant equal to a percentage of such participant’s base salary based upon the achievement of certain designated performance goals. The amount of awards under the plan will be determined at the discretion of the Compensation Committee.

Assurant IPO

      See note 1 and 21 for a discussion of the IPO, merger and related activities.

      The Company issued 32,976,854 shares to Fortis Insurance N.V. simultaneously with the closing of the IPO in exchange for a $725,500 capital contribution. The Company also issued 68,976 shares of Common Stock to certain officers of the Company.

      On February 5, 2004, the Company received a $725,500 capital contribution from Fortis simultaneously with the closing of the IPO. The proceeds from that contribution were used to repay the $650,000 of outstanding indebtedness under the senior bridge credit facility and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility.

Assurant Senior Notes

      On February 18, 2004, the Company issued two series of senior notes in an aggregate principal amount $975,000. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034.

      Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The net proceeds from the issuance of the senior notes were used to repay the remaining portion of the Company’s outstanding indebtedness under the $1,100,000 senior bridge facility.

      At the time of the offering of the Company’s senior notes, the Company entered into a registration rights agreement. The registration rights agreement requires the Company to file a registration statement under the Securities Act to permit the exchange of the senior notes for registered notes having nearly identical terms as the senior notes or to permit the registered resale of the senior notes. If the Company fails to comply with the filing requirements under the registration rights agreement within certain time periods, the interest rates on the senior notes are subject to increase.

      The Company is subject to several debt covenants associated with these senior notes.

      As of March 11, 2004, the Company is in compliance with all of the covenants associated with these senior notes.

      On January 30, 2004, the Company entered into a $500,000 senior revolving credit facility with a syndicate of banks, which will be available for working capital and other general corporate purposes. The revolving credit facility is unsecured and is available until February 2007.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The revolving credit facility contains restrictive covenants and also requires that the Company maintain certain specified minimum ratios or thresholds.

      As of March 11, 2004, the Company is in compliance with all of the covenants associated with this senior revolving credit facility.

26.	Commitments and Contingencies

      The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2003, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2004	$39,622
2005	35,788
2006	31,618
2007	25,631
2008	23,171
Thereafter	44,533

Total minimum future lease payments	$200,363

      Rent expense was $40,463, $43,412 and $32,546 for 2003, 2002 and 2001, respectively.

      In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had approximately $117,000 and $109,000 of letters of credit outstanding as of December 31, 2003 and December 31, 2002, respectively. Additionally, as of December 31, 2003, the Company had an unused $50,000 letter of credit facility.

      The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company’s financial condition or results of operations.

      The Solutions segment is subject to a number of pending actions, primarily in the State of Mississippi, many of which allege that the Company’s credit insurance products were packaged and sold with lenders’ products without buyer consent. The judicial climate in Mississippi is such that the outcome of these cases is extremely unpredictable. The Company has been advised by legal counsel that the Company has meritorious defenses to all claims being asserted against the Company. The Company believes, based on information currently available, that the amounts accrued are adequate.

      American Bankers Insurance Company, part of the Solutions segment, on behalf of certain of its subsidiaries, including American Bankers Insurance Company (“ABIC”) and American Bankers Life Assurance Company (“ABLAC”) previously entered into a Consent Order and a comprehensive Compliance Plan with 43 participating states relating to compliance with the often disparate state insurance laws, regulations and administrative interpretations which have been difficult to apply to the marketing of ABIG’s credit insurance products through financial institutions, retailers and other entities offering consumer financing as a regular part of their business. In addition to an initial settlement of $12,000, ABIG agreed to a multi-state market conduct examination commencing November 23, 1999, for review of ABIG’s implementation of the Compliance Plan. A final report was issued on December 19, 2001, and ABIC paid a final settlement of $3,000 to participating states.

ASSURANT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2002, the State of Minnesota initiated an enforcement action against ABIC and ABLAC, two of the Company’s subsidiaries, in connection with certain alleged regulatory violations. Thereafter, ABIC and ABLAC filed suit in Minnesota state court seeking to enjoin the enforcement action because the alleged regulatory matters included within the enforcement action were resolved as a part of the above-described Consent Order and Compliance Plan to which Minnesota was a party. In February 2003, the State of Minnesota, ABIC and ABLAC reached a final settlement of all matters included within the enforcement action and the separate state court action filed by ABIC and ABLAC. Pursuant to the settlement, ABIC and ABLAC each agreed to pay $100 to the State of Minnesota and agreed to compensate the state for its investigative costs which totaled $1,800. In addition, ABIC and ABLAC agreed to stop selling insurance in Minnesota for five years, though it could apply for reinstatement in 20 months. Other member companies of the Solutions segment with product lines that overlap those offered by ABIC and ABLAC currently remain authorized to do business in the State of Minnesota. The Company does not believe that the effect of the settlement during the next five years will have a material impact on the Company’s financial condition or results of its operations.

      On October 1, 2003, a grand jury in Mower County, Minnesota issued an indictment of ABIC and two corporate officers of the Solutions segment. The indictment alleges that ABIC and its two named corporate officers each violated the Minnesota Fair Campaign Practices Act in connection with two contributions by ABIC to the Republican National State Election Committee totaling $15. The maximum penalty for ABIC is a $40 fine for each alleged violation and/or forfeiture of ABIC’s license to conduct business in Minnesota. In addition, the maximum monetary penalty for each officer would be $20 per violation, which the Company may reimburse under certain circumstances. Other member companies of the Solutions segment with product lines that overlap those offered by ABIC currently remain authorized to conduct business in the State of Minnesota. ABIC believes that it has meritorious defenses to the claims being asserted against it, and the Company believes, based on information currently available, that any liabilities that could result are not expected to have a material effect on the Company’s financial condition or results of operations.

      In addition, one of the Company’s subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to other reinsurers (retrocessionaires). ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitration and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, the Company’s exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. This loss accrual is management’s best estimate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

ASSURANT, INC. AND SUBSIDIARIES

at December 31, 2003

Schedule I — Summary of Investments

Other Than Investments in Related Parties

			Amount at
			Which Shown in
	Amortized Cost	Fair Value	Balance Sheet

	(In thousands)
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$1,646,782	$1,681,746	$1,681,746
States, municipalities and political subdivisions	187,539	203,679	203,679
Foreign governments	306,554	317,748	317,748
Public utilities	910,810	984,141	984,141
All other corporate bonds	5,178,176	5,541,524	5,541,524

Total fixed maturities	8,229,861	8,728,838	8,728,838

Equity securities
Common stocks:
Public utilities	13	13	13
Banks, trusts and insurance companies	1,037	2,498	2,498
Industrial, miscellaneous and all other	1,310	1,556	1,556
Non-Redeemable Preferred Stocks:
Non-sinking fund preferred stocks	434,463	452,373	452,373

Total equity securities	436,823	456,440	456,440

Commercial mortgage loans on real estate, at amortized cost	932,791		932,791
Policy loans	68,185		68,185
Short-term investments	275,878		275,878
Other investments	461,473		461,473

Total investments	$10,405,011		$10,923,605

ASSURANT, INC. AND SUBSIDIARIES

Schedule II — Condensed Balance Sheet

(Parent Only)

	December 31,

	2003	2002

	(In thousands except
	number of shares and per
	share amounts)
ASSETS
Investments:
Equity investment in subsidiaries	$4,069,228	$2,898,147
Surplus notes receivable from subsidiary	—	770,000
Other investments	66,994	55,912

Total investments	4,136,222	3,724,059
Cash and cash equivalents	463,234	238,875
Receivable from subsidiaries, net	29,507	22,420
Income tax receivable	76,663	—
Other assets	262,064	325,200

Total assets	$4,967,690	$4,310,554

LIABILITIES
Accounts payable and other liabilities	$365,203	$273,780
Income tax payable	—	10,981
Debt	1,750,000	—
Mandatorily redeemable preferred securities of subsidiary trusts	196,224	1,446,074
Mandatorily redeemable preferred stock	24,160	24,660

Total liabilities	2,335,587	1,755,495
Stockholders’ equity
Common stock, par value $.01 per share:
Class A: 800,550,002 shares authorized, 109,222,276 shares issued and outstanding	1,092	1,092
Additional paid-in capital	2,063,763	2,063,763
Retained earnings	248,721	245,219
Accumulated other comprehensive income	318,527	244,985

Total stockholders’ equity	2,632,103	2,555,059

Total liabilities and stockholders’ equity	$4,967,690	$4,310,554

ASSURANT, INC. AND SUBSIDIARIES

Schedule II — Condensed Statement of Operations

(Parent Only) — (Continued)

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Revenues
Cash dividend income from consolidated subsidiaries	$99,500	$186,550	$615,400
Net investment income	74,281	81,629	76,180
Gain on disposal of businesses	—	—	99,605
Fees and other income	11,638	17,570	24,435

Total revenues	185,419	285,749	815,620

Expenses
General and administrative expenses	52,755	32,697	69,375
Distributions on preferred securities of subsidiary trusts and interest expense	114,133	118,395	132,371
Interest penalties on redemption of preferred securities of subsidiary trusts	205,822	—	—

Total expenses	372,710	151,092	201,746
Income (loss) before income taxes and equity in undistributed net income (loss) of consolidated subsidiaries	(187,291)	134,657	613,874
Income tax benefit	(105,298)	(16,390)	(4,338)

Net income (loss) before equity in undistributed net income (loss) of subsidiaries	(81,993)	151,047	618,212
Equity in undistributed net income (loss) of consolidated subsidiaries	267,645	(1,152,246)	(520,159)

Net income (loss)	$185,652	$(1,001,199)	$98,053

ASSURANT, INC. AND SUBSIDIARIES

Schedule II — Condensed Cash Flows

(Parent Only) — (Continued)

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income (loss)	$185,652	$(1,001,199)	$98,053
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(267,645)	1,152,246	520,159
Change in receivables	53,154	161,739	(199,389)
Depreciation and amortization	16,850	21,605	19,195
Change in income taxes	(96,113)	(97,923)	54,374
Change in accrued interest	51,078	1,281	(1,790)
Change in accounts payable	40,345	11,131	37,146
Other	6,798	2,780	11,900

Net cash (used in) provided by operating activities	(9,881)	251,660	539,648
Investing Activities
Capital contributed to subsidiaries	(821,264)	(136,422)	(5,000)
Sale of subsidiaries	—	—	203,665
Purchase of subsidiaries	—	—	(142,921)
Surplus note receivable	770,000	—	—
Other	(31,996)	(39,306)	(94,300)

Net cash used in investing activities	(83,260)	(175,728)	(38,556)
Financing Activities
Repayment of preferred securities of subsidiary trusts	(1,249,850)	—	(3,664)
Redemption of mandatorily redeemable preferred stock	(500)	(500)	—
Issuance of debt from Parent	74,991	—	216,924
Repayment of debt from Parent	(74,991)	—	(455,907)
Issuance of debt	2,400,000	—	—
Repayment of debt	(650,000)	—	—
Dividends paid	(181,187)	(41,876)	(109,298)
Other	(963)	(1,052)	(1,053)

Net cash provided by (used in) financing activities	317,500	(43,428)	(352,998)
Change in cash and cash equivalents	224,359	32,504	148,094
Cash and cash equivalents at beginning of period	238,875	206,371	58,277

Cash and cash equivalents at end of period	$463,234	$238,875	$206,371

ASSURANT, INC. AND SUBSIDIARIES

As of and for the Years Ended December 31, 2003, 2002 and 2001

Schedule III — Supplementary Insurance Information

							Benefits	Amortization
		Future					Claims,	of Deferred		Property and
	Deferred	Policy		Claims and		Net	Losses and	Policy	Other	Casualty
	Acquisition	Benefits,	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
2003
Solutions	$1,088,324	$321,578	$2,933,601	$1,086,098	$2,361,815	$186,850	$899,229	$727,605	$862,595	$1,226,565
Employee Benefits	1,307	—	23,525	1,800,595	1,256,430	139,956	920,948	—	433,192	—
Health	141,396	197,919	124,148	423,253	2,009,248	49,430	1,317,046	71,295	517,988	—
Preneed	161,067	2,971,388	4,657	19,529	529,279	188,224	520,540	86,401	60,541	—
Corporate and Other	1,587	2,744,255	47,916	183,334	—	42,853	—	—	69,521	—

Total Segments	$1,393,681	$6,235,140	$3,133,847	$3,512,809	$6,156,772	$607,313	$3,657,763	$885,301	$1,943,837	$1,226,565

2002
Solutions	$1,018,749	$334,039	$3,013,731	$1,036,351	$2,077,277	$205,037	$755,140	$638,074	$811,112	$1,109,819
Employee Benefits	—	—	22,198	1,791,680	1,232,942	147,722	944,593	—	422,230	—
Health	158,142	160,484	118,432	376,678	1,833,656	55,268	1,222,049	64,029	482,057	—
Preneed	136,703	2,693,122	4,775	19,897	537,721	183,634	513,393	80,370	56,114	—
Corporate and Other	—	2,619,202	48,500	149,534	—	40,167	—	—	54,246	—

Total Segments	$1,313,594	$5,806,847	$3,207,636	$3,374,140	$5,681,596	$631,828	$3,435,175	$782,473	$1,825,759	$1,109,819

2001
Solutions					$1,906,426	$218,213	$639,905	$613,607	$830,716	$1,058,619
Employee Benefits					933,594	144,378	737,802	—	316,310	—
Health					1,837,839	58,073	1,306,477	42,967	452,528	—
Preneed					506,716	179,093	485,902	64,936	54,770	—
Corporate and Other					57,610	112,025	70,005	7,713	111,921	—

Total Segments					$5,242,185	$711,782	$3,240,091	$729,223	$1,766,245	$1,058,619

ASSURANT, INC. AND SUBSIDIARIES

For the Year Ended December 31, 2003

Schedule IV — Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net

	(In thousands)
Life Insurance in Force	$169,062,847	$56,441,995	$724,377	$113,345,229	0.6%
Premiums:
Life insurance	1,351,698	637,049	57,459	772,108	7.4%
Accident and health insurance	4,502,527	949,336	240,063	3,793,254	6.3%
Property and liability insurance	2,263,389	928,381	256,402	1,591,410	16.1%

Total premiums	$8,117,614	$2,514,766	$553,924	$6,156,772	9.0%

Benefits:
Life insurance	1,338,138	859,514	22,702	501,326	4.5%
Accident and health insurance	2,686,337	445,981	205,261	2,445,617	8.4%
Property and liability insurance	928,360	478,092	260,552	710,820	36.7%

Total benefits	$4,952,835	$1,783,587	$488,515	$3,657,763	13.4%

ASSURANT, INC. AND SUBSIDIARIES

For the Year Ended December 31, 2002

Schedule IV — Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net

	(In thousands)
Life Insurance in Force	$190,535,470	$67,628,124	$2,448,687	$125,356,033	2.0%
Premiums:
Life insurance	1,792,276	796,026	100,532	1,096,782	9.2%
Accident and health insurance	4,065,768	1,046,245	268,211	3,287,734	8.2%
Property and liability insurance	1,955,494	805,337	146,923	1,297,080	11.3%

Total premiums	$7,813,538	$2,647,608	$515,666	$5,681,596	9.1%

Benefits:
Life insurance	1,754,586	1,036,256	123,395	841,725	14.8%
Accident and health insurance	2,343,568	462,206	211,440	2,092,802	10.1%
Property and liability insurance	705,911	358,393	153,130	500,648	30.6%

Total benefits	$4,804,065	$1,856,855	$487,965	$3,435,175	14.2%

ASSURANT, INC. AND SUBSIDIARIES

For the Year Ended December 31, 2001

Schedule IV — Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net

	(In thousands)
Life Insurance in Force	$194,825,776	$77,457,972	$8,834,532	$126,202,336	7.0%
Premiums:
Life insurance	2,013,923	967,318	68,151	1,114,756	6.1%
Accident and health insurance	4,202,525	1,196,376	94,514	3,100,663	3.0%
Property and liability insurance	1,645,924	692,109	72,951	1,026,766	7.1%

Total premiums	$7,862,372	$2,855,803	$235,616	$5,242,185	4.5%

Benefits:
Life insurance	1,518,454	718,510	101,565	901,509	11.3%
Accident and health insurance	2,372,343	507,843	71,683	1,936,183	3.7%
Property and liability insurance	614,759	331,324	118,964	402,399	29.6%

Total benefits	$4,505,556	$1,557,677	$292,212	$3,240,091	9.0%

ASSURANT, INC. AND SUBSIDIARIES

As of December 31, 2003, 2002 and 2001

Schedule V — Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Year	Expenses	Accounts	Deductions	Year

	(In thousands)
2003:
Valuation allowance for mortgage loans on real estate	$19,106	$495	$—	$747	$18,854
Valuation allowance for uncollectible agents balances	35,487	5,189	—	12,227	28,449
Valuation allowance for uncollectible accounts	478	288	490	389	867

Total	$55,071	$5,972	$490	$13,363	$48,170

2002:
Valuation allowance for mortgage loans on real estate	$25,091	$—	$—	$5,985	19,106
Valuation allowance for uncollectible agents balances	30,929	6,488	—	1,930	35,487
Valuation allowance for uncollectible accounts	1,232	276	55	1,085	478

Total	$57,252	$6,764	$55	$9,000	$55,071

2001:
Valuation allowance for mortgage loans on real estate	$25,091	$—	$—	$—	$25,091
Valuation allowance for uncollectible agents balances	21,152	14,153	—	4,376	30,929
Valuation allowance for uncollectible accounts	646	1,041	70	525	1,232

Total	$46,889	$15,194	$70	$4,901	$57,252