Form 10-Q
period 2004-03-31
ASSURANT INC
filed 2004-05-13
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

     (Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-31978

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or Other Jurisdiction	(I.R.S. Employer of
of Incorporation or Organization)	Identification No.)

One Chase Manhattan Plaza, 41st Floor
New York, New York
(Address of Principal Executive Offices)

10005
(Zip Code)

(212) 859-7000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [   ]     No [X]

     The number of shares of the registrant’s Common Stock outstanding at April 30, 2004 was 142,208,676.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At March 31, 2004 (unaudited) and December 31, 2003

	March 31,	December 31,
	2004	2003
	(in thousands except number of shares
	and per share amounts)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $8,250,992 in 2004 and $8,229,861 in 2003)	$8,884,270	$8,728,838
Equity securities available for sale, at fair value (cost - $505,852 in 2004 and $436,823 in 2003)	531,200	456,440
Commercial mortgage loans on real estate at amortized cost	975,802	932,791
Policy loans	68,535	68,185
Short-term investments	404,969	275,878
Other investments	505,577	461,473

Total investments	11,370,353	10,923,605
Cash and cash equivalents	573,861	958,197
Premiums and accounts receivable	472,867	480,254
Reinsurance recoverables	4,352,318	4,445,265
Accrued investment income	139,567	135,267
Tax receivable	—	26,499
Deferred acquisition costs	1,486,173	1,393,681
Property and equipment, at cost less accumulated depreciation	284,294	283,762
Deferred income taxes, net	8,909	60,321
Goodwill	828,445	828,523
Value of business acquired	186,512	191,929
Other assets	206,172	195,958
Assets held in separate accounts	3,794,806	3,805,058

Total assets	$23,704,277	$23,728,319

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At March 31, 2004 (unaudited) and December 31, 2003

	March 31,	December 31,
	2004	2003
	(in thousands except number
	of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$6,162,963	$6,235,140
Unearned premiums	3,170,594	3,133,847
Claims and benefits payable	3,503,805	3,512,809
Commissions payable	269,416	371,074
Reinsurance balances payable	133,694	110,063
Funds held under reinsurance	263,874	200,384
Deferred gain on disposal of businesses	372,855	387,353
Accounts payable and other liabilities	1,396,161	1,370,104
Tax payable	90,916	—
Debt (note 4)	971,576	1,750,000
Mandatorily redeemable preferred securities of subsidiary trusts	—	196,224
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,794,806	3,805,058

Total liabilities	20,154,820	21,096,216
Commitments and contingencies (note 9)	—	—
Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,268,106 and 109,222,276 shares issued, 142,208,676 and 109,222,276 shares outstanding at March 31, 2004 and December 31, 2003, respectively	1,423	1,092
Additional paid-in capital	2,790,440	2,063,763
Retained earnings	343,099	248,721
Unamortized restricted stock compensation	(1,265)	—
Accumulated other comprehensive income	415,760	318,527

Total stockholders’ equity	3,549,457	2,632,103

Total liabilities and stockholders’ equity	$23,704,277	$23,728,319

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)
Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
	(in thousands except number of
	shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,625,238	$1,502,963
Net investment income	153,824	151,521
Net realized gain (loss) on investments	14,224	(4,978)
Amortization of deferred gain on disposal of businesses	14,497	19,308
Fees and other income	49,777	62,926

Total revenues	1,857,560	1,731,740
Benefits, losses and expenses
Policyholder benefits	968,965	888,763
Amortization of deferred acquisition costs and value of business acquired	159,366	139,159
Underwriting, general and administrative expenses	574,142	563,820
Interest expense	10,163	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	2,163	29,631

Total benefits, losses and expenses	1,714,799	1,621,373

Income before income taxes	142,761	110,367
Income taxes	48,383	37,130

Net income	$94,378	$73,237

Earnings per share:
Weighted average of basic and diluted shares of common stock outstanding	129,521,599	109,222,276
Net income per share:
Basic and Diluted
Net income	$0.73	$0.67

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
From December 31, 2003 through March 31, 2004 (unaudited)

					Accumulated
		Additional		Unamortized	Other		Shares of
	Common	Paid-in	Retained	Restricted Stock	Comprehensive		Common
	Stock	Capital	Earnings	Compensation	Income	Total	Stock Issued
			(in thousands except number of shares)
Balance, December 31, 2003	$1,092	$2,063,763	$248,721	$—	$318,527	$2,632,103	109,222,276
Issuance of common stock	330	725,161	—	—	—	725,491	32,976,854
Issuance of restricted stock	1	1,516	—	(1,517)	—	—	68,976
Amortization of restricted stock compensation	—	—	—	252	—	252	—
Comprehensive income:
Net income	—	—	94,378	—	—	94,378	—
Net change in unrealized gains on securities	—	—	—	—	93,840	93,840	—
Foreign currency translation	—	—	—	—	3,393	3,393	—

Total comprehensive income						191,611

Balance, March 31, 2004	$1,423	$2,790,440	$343,099	$(1,265)	$415,760	$3,549,457	142,268,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2004 and 2003 (unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(in thousands except number of shares
	and per share amounts)
Net cash provided by operating activities	$177,341	$271,595
Investing activities
Sales of:
Fixed maturities available for sale	479,321	253,825
Equity securities available for sale	25,450	25,544
Property and equipment	4	3,440
Other invested assets	47,854	15,145
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	160,510	315,629
Purchases of:
Fixed maturities available for sale	(654,188)	(834,314)
Equity securities available for sale	(93,690)	(122,544)
Property and equipment	(13,316)	(16,546)
Other invested assets	(91,958)	(33,495)
Change in commercial mortgage loans on real estate	(43,270)	(15,539)
Change in short term investments	(129,091)	287,173
Change in policy loans	(360)	(384)

Net cash (used in) investing activities	(312,734)	(122,066)
Financing activities
Repayment of preferred securities of subsidiary trusts	(196,224)	—
Redemption of mandatorily redeemable preferred stock	—	(500)
Issuance of debt	971,538	—
Issuance of common stock	725,743	—
Repayment of debt	(1,750,000)	—
Dividends paid	—	(20,823)
Other	—	(263)

Net cash (used in) financing activities	(248,943)	(21,586)
Change in cash and cash equivalents	(384,336)	127,943
Cash and cash equivalents at beginning of period	958,197	610,694

Cash and cash equivalents at end of period	$573,861	$738,637

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

1.	Nature of Operations

     Assurant, Inc., (formerly Fortis, Inc.) (the “Company”) is a holding company provider of specialized insurance products and related services in North America and selected other markets. At January 1, 2004, Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

     On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via an Initial Public Offering (IPO). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc., is traded on the New York Stock Exchange under the symbol AIZ.

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

     The following events occurred in connection with the Company’s IPO: (1) redeemed the outstanding $196,224 of mandatorily redeemable preferred securities of subsidiary trusts in January 2004, (2) issued 68,976 restricted shares of Common Stock of Assurant, Inc. to certain officers of the Company, and (3) issued 32,976,854 shares of Common Stock of Assurant, Inc. to Fortis Insurance N.V. simultaneously with the closing of the IPO in exchange for a $725,500 capital contribution based on the public offering price of the Company’s common stock. The Company used the proceeds of the capital contribution to repay the $650,000 of outstanding indebtedness under the $650,000 senior bridge credit facility and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility. The Company repaid a portion of the $1,100,000 senior bridge credit facility with $49,500 in cash. On February 18, 2004, the Company refinanced $975,000 of the remaining $1,100,000 senior bridge credit facility with the proceeds of the issuance of two senior long-term notes (see Note 4).

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

2.	Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

     Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except for number of shares and per share amounts.

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

     Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3.	Recent Accounting Pronouncements

     On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 was adopted by the Company on January 1, 2004. The adoption of this statement did not have a material impact on the Company’s financial position or the results of operations.

4.	Debt

     In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,538, which represents the principal amount less the discount. The discount will be amortized over the life of the notes. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The Company filed a registration statement under the Securities Act of 1933 on May 4, 2004 to permit the exchange of the senior notes for registered notes having identical terms. This registration statement became effective on May 12, 2004.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

     The interest expense accrued at March 31, 2004 relating to the senior notes was $6,688.

     In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by Banc One Capital Markets, Inc. and Citigroup Global Market, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as the Company is in compliance with all the convenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. The Company did not use the commercial paper program or the revolving credit facility during the three months ended March 31, 2004 and no amounts are outstanding.

     The revolving credit facility contains restrictive covenants. The terms of revolving credit facility also require that the Company maintain certain specified minimum ratio and thresholds. As of March 31, 2004 the Company is in compliance with all convenants and the Company maintained all specified minimum ratios and thresholds.

5.	Stock Based Compensation

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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

     The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for the Stock Option Plan under the fair value method of FAS 123:

For the Three Months
Ended March 31,
2003
Net income as reported	$73,237
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)

Pro forma net income	$73,079

Earning per share:
Basic and diluted net income per share as reported	$0.67
Basic and diluted net income per share pro forma	$0.67

     2004 Long-Term Incentive Plan

     The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors. Upon closing of the IPO, the Company issued 68,976 restricted shares of Common Stock of Assurant, Inc. to certain officers and directors of the Company. The Board of Directors received 9,546 of those shares, which are fully vested. The remaining 59,430 shares will vest and be expensed over a three-year period. The Company, in accounting for the restricted shares, set up a contra equity account called “Unamortized Restricted Stock Compensation” in the stockholders’ equity section of the balance sheet for $1,517. The $1,517 will be expensed over a three year period in line with the vesting of these shares. The expense recorded for the period ended March 31, 2004 was $252.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

6.	Retirement and Other Employee Benefits

     The components of net periodic benefits cost for March 31, 2004 and 2003 were as follows:

	Pension Benefits		Retirement Health Benefits
	2004	2003	2004	2003
Service cost	$4,412	$3,817	$570	$578
Interest cost	4,835	4,486	788	786
Expected return on plan assets	(5,522)	(4,858)	(135)	(36)
Amortization of prior service cost	739	740	327	327
Amortization of net loss	711	552	—	—

Net periodic benefit cost	$5,175	$4,737	$1,550	$1,655

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $11,000 to its pension plan and $1,200 to its retirement health benefit plan in 2004. As of March 31, 2004, the Company had not made any contributions to the pension plan and contributed $300 to the retirement health benefit plan. The Company expects to contribute $6,000 and $300 to its pension plan and retirement health benefit plan, respectively, in the second quarter of 2004.

7.	Segment Information

     The Company has five reportable segments, which are defined based on the nature of the products and services offered: Solutions, Health, Employee Benefits, Preneed, and Corporate and Other. Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Health provides individual, short-term and small group health insurance. Employee Benefits provides employee-paid dental insurance and employer-paid dental insurance, disability and life insurance products and related services. Preneed provides life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Corporate and Other includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate and Other also includes the amortization of deferred gains associated with the portions of sales of Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) through reinsurance agreements and interest income from surplus the Company is required to carry related to FFG & LTC.

     The Company evaluates performance based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

     As of January 1, 2004, the Company changed the invested assets allocation methodology. Previously, the Company allocated a notional amount of invested assets to the segments primarily based on future policy benefits, claims and unearned premiums, and capital allocated to each segment. As of January 1, 2004, the Company primarily allocates invested assets based on the actual investment portfolios supporting the segments. This change resulted in an increase in investment income of $1, $3,049, $44 and $1,764 in Assurant Solutions, Assurant Health, Assurant Employee Benefits and Assurant Preneed, respectively, with a decrease in investment income of $4,858 in Corporate and Other at March 31, 2004. The Company assigns net deferred acquisition costs, value of businesses acquired, reinsurance recoverables, and other assets and liabilities to the respective segments where those assets or liabilities originate.

     On May 3, 2004, CORE, Inc., a subsidiary which is part of the Employee Benefits Segment, sold the assets of its WorkAbility Division to Broadspire Services, Inc. and Broadspire Management Services, Inc. The selling price is $3,536 in cash and the estimated net loss on the sale is $9,400 pre-tax.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

     The following tables summarize selected financial information by segment:

	Three months ended March 31, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$623,065	$550,947	$318,044	$133,182	$—	$1,625,238
Net investment income	44,759	16,947	35,722	50,177	6,219	153,824
Net realized gains on investments	—	—	—	—	14,224	14,224
Amortization of deferred gain on disposal of businesses	—	—	—	—	14,497	14,497
Fees and other income	26,859	9,355	10,384	2,041	1,138	49,777

Total revenues	694,683	577,249	364,150	185,400	36,078	1,857,560
Benefits, losses and expenses
Policyholder benefits	231,576	356,115	244,326	136,948	—	968,965
Amortization of deferred acquisition costs and value of business acquired	119,606	10,989	1,515	27,256	—	159,366
Underwriting, general and administrative expenses	284,596	154,412	97,830	11,257	26,047	574,142
Interest expense	—	—	—	—	10,163	10,163
Distributions on preferred securities of subsidiary trusts	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	635,778	521,516	343,671	175,461	38,373	1,714,799
Segment income (loss) before income tax	58,905	55,733	20,479	9,939	(2,295)	142,761
Income taxes	18,852	19,025	7,229	3,483	(206)	48,383

Segment income (loss) after tax	$40,053	$36,708	$13,250	$6,456	$(2,089)

Net income						$94,378

Segment Assets:		As of March 31, 2004

Segment assets, excluding goodwill	$7,098,829	$1,513,434	$2,636,917	$3,971,693	$7,654,959	$22,875,832

Goodwill						828,445

Total assets						$23,704,277

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

	Three months ended March 31, 2003
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$571,531	$477,145	$320,279	$134,008	$—	$1,502,963
Net investment income	50,490	12,594	34,520	45,110	8,807	151,521
Net realized losses on investments	—	—	—	—	(4,978)	(4,978)
Amortization of deferred gain on disposal of businesses	—	—	—	—	19,308	19,308
Fees and other income	37,399	7,237	16,773	1,245	272	62,926

Total revenues	659,420	496,976	371,572	180,363	23,409	1,731,740
Benefits , losses and expenses
Policyholder benefits	197,113	312,913	247,512	131,225	—	888,763
Amortization of deferred acquisition costs and value of business acquired	95,473	17,715	—	25,971	—	139,159
Underwriting, general and administrative expenses	315,550	118,340	111,539	9,098	9,293	563,820
Distributions on preferred securities of subsidiary trusts	—	—	—	—	29,631	29,631

Total benefits, losses and expenses	608,136	448,968	359,051	166,294	38,924	1,621,373
Segment income (loss) before income tax	51,284	48,008	12,521	14,069	(15,515)	110,367
Income taxes	16,671	16,466	4,383	4,937	(5,327)	37,130

Segment income (loss ) after tax	$34,613	$31,542	$8,138	$9,132	$(10,188)

Net Income						$73,237

Segment Assets :		As of December 31, 2003

Segment assets, excluding goodwill	$6,885,077	$1,129,614	$2,412,924	$3,718,354	$8,753,827	$22,899,796

Goodwill						828,523

Total assets						$23,728,319

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

8. Income Taxes

     The effective tax rate for the three months ended March 31, 2004 was 33.9% as compared to 33.6% for the three months ended March 31, 2003.

9. Commitments and Contingencies

     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. The Company had approximately $60,069 of letters of credit outstanding as of March 31, 2004.

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

     On October 1, 2003, a grand jury in Mower County, Minnesota, issued an indictment of American Bankers Insurance Company (“ABIC”), part of the Solutions segment, and two of its officers. The indictment alleged that ABIC and its two named corporate officers each violated the Minnesota Fair Campaign Practices Act in connection with two contributions by ABIC to the Republican National State Election Committee totaling $15. On April 5, 2004, the prosecuting authorities voluntarily dismissed all charges against ABIC and the two officers. ABIC, in turn, agreed to reimburse Mower County for costs of investigation and prosecution, these costs are not material to the financial statements.

     In addition, another part of the Solutions segment, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to other reinsurers (retrocessionaires). ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and somereinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitration and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, the Company’s exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. This loss accrual is management’s best estimate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Assurant, Inc. and its subsidiaries (collectively, Assurant or the Company) as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004, compared with the equivalent 2003 period. This discussion should be read in conjunction with Assurant’s MD&A and annual audited financial statements as of December 31, 2003 included in the Company’s Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2003 Form 10-K) and March 31, 2004 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

     Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

Company Profile

     As detailed in our 2003 Form 10-K, we pursue a differentiated strategy of building leading positions in specialized market segments for insurance products and related services in North America and selected other markets. We provide: creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration; credit insurance; warranties and extended service contracts; individual health and small employer group health insurance; group dental insurance; group disability insurance; group life insurance and pre-funded funeral insurance.

     We report our results through five segments: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant Preneed and Corporate and Other.

     Our reportable segments’ revenues as a percentage of total revenues, were as follows:

	Three Months Ended March 31
	2004	2003
Assurant Solutions	37%	38%
Assurant Health	31%	29%
Assurant Employee Benefits	20%	22%
Assurant Preneed	10%	10%
Corporate and Other	2%	1%

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

     Our premium and fee income is supplemented by income earned from our investment portfolio. We recognize revenue from interest payments, dividends and sales of investments. Our investment portfolio is primarily invested in fixed maturity securities. Both investment income and realized capital gains on these investments can be significantly impacted by changes in interest rates.

     In addition, Assurant Preneed generally writes whole life insurance policies with increasing death benefits and obtains much of its profits through interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies.

Expenses

     Our expenses primarily consist of policyholder benefits, selling, underwriting and general expenses, interest expense and distributions on preferred securities of subsidiary trusts.

     Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (DAC) and value of businesses acquired (VOBA) and general operating expenses.

     Our profitability depends in large part on accurately predicting and pricing benefits, claims and other costs, including medical and dental costs. It also depends on our ability to manage future benefits and other costs through product design, underwriting criteria, utilization review or claims management, reinsurance protection and, in health and dental insurance, negotiation of favorable provider contracts. Changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our business, results of operations and financial condition.

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

Critical Accounting Policies

     Our 2003 Form 10-K described our accounting policies that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies described in the 2003 Form 10-K were consistently applied to the consolidated interim financial statements.

Recent Accounting Pronouncements

     See – Financial Statement Footnote 3.

Results of Operations

Consolidated Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues:
Net earned premiums and other considerations	$1,625	$1,503
Net investment income	154	152
Net realized gains (losses) on investments	14	(5)
Amortization of deferred gain on disposal of businesses	15	19
Fees and other income	49	63

Total revenues	1,857	1,732

Benefits, losses and expenses:
Policyholder benefits	(969)	(889)
Selling, underwriting and general expenses(1)	(734)	(703)
Interest expense	(10)	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	(2)	(30)

Total benefits, losses and expenses	(1,715)	(1,622)

Income before income taxes	142	110
Income taxes	(48)	(37)

Net income	$94	$73

(1)	Includes amortization of DAC and VOBA.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenues

     Total revenues increased by $125 million, or 7%, from $1,732 million for the three months ended March 31, 2003, to $1,857 million for the three months ended March 31, 2004.

     Net earned premiums and other considerations increased by $122 million, or 8%, from $1,503 million for the three months ended March 31, 2003, to $1,625 million for the three months ended March 31, 2004. The increase in net earned premiums and other considerations is primarily due to increases of $51 million and $74 million in Assurant Solutions and Assurant Health, respectively, with offsetting decreases of $2 million and $1 million in Assurant Employee Benefits and Assurant PreNeed, respectively. The increase in Assurant Solutions is primarily due to growth in specialty property and consumer protection products. The increase in Assurant Health is primarily due to growth in individual health insurance and small employer group health insurance businesses due to membership growth and premium rate increases.

     Net investment income increased by $2 million, or 1%, from $152 million for the three months ended March 31, 2003, to $154 million for the three months ended March 31, 2004. The increase was primarily due to an increase in invested assets, partially offset by a decrease in investment yields driven by the lower interest rate environment. The yield on average invested assets was 5.43% for the three months ended March 31, 2004, as compared to 5.85% for the three months ended March 31, 2003. The average invested assets increased by approximately 9%.

     Net realized gains (losses) on investments improved by $19 million from net realized losses of $5 million for the three months ended March 31, 2003, to net realized gains of $14 million for the three months ended March 31, 2004. Net realized gains (losses) on investments are comprised of both other-than-temporary impairments and realized capital gains (losses) on sales of securities. For the three months ended March 31, 2004, we had other-than-temporary impairments of $1 million as compared to $12 million for the three months ended March 31, 2003. There were no individual impairments in excess of $10 million for the three months ended March 31, 2004 and March 31, 2003.

     Amortization of deferred gain on disposal of businesses decreased by $4 million, or 21%, from $19 million for the three months ended March 31, 2003, to $15 million for the three months ended March 31, 2004. The decrease was consistent with the run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

     Fees and other income decreased by $14 million, or 22%, from $63 million for the three months ended March 31, 2003, to $49 million for the three months ended March 31, 2004. The decrease was primarily due to decreases in Assurant Solutions and Assurant Employee Benefits. The decrease in Assurant Solutions was primarily from the discontinuance of certain unprofitable membership programs, lower fees generated from auto warranty and title administration products and $3 million of fees for a one time project recognized in 2003. The decrease in Assurant Employee Benefits was primarily from the loss of two customers by their CORE subsidiary, as well as the transition of a block of business from administrative fee only business to fully insured business.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $93 million, or 6%, from $1,622 million for the three months ended March 31, 2003, to $1,715 million for the three months ended March 31, 2004.

     Policyholder benefits increased by $80 million, or 9%, from $889 million for the three months ended March 31, 2003, to $969 million for the three months ended March 31, 2004. The increase was primarily due to increases of $35 million, $43 million, and $6 million in Assurant Solutions, Assurant Health and Assurant PreNeed, respectively, with an offsetting decrease of $4 million in Assurant Employee Benefits. The increase in Assurant Solutions was primarily due to growth in consumer protection solution products, primarily warranty and extended service contracts businesses. The increase in Assurant Health was primarily due to growth in individual health insurance and small employer group health insurance businesses.

     Selling, underwriting and general expenses increased by $31 million, or 4%, from $703 million for the three months ended March 31, 2003, to $734 million for the three months ended March 31, 2004. The increase was primarily due to increases of $29 million and $18 million in Assurant Health and Corporate and Other, respectively, with an offsetting decrease of $12 million in Assurant Employee Benefits. The increase in Assurant Health was primarily due to an increase in commissions caused by the increase in net earned premiums. The increase in Corporate and Other was primarily due to costs related to the initial public offering (IPO) in February and increased costs as a result of being a public company. The decrease in Assurant Employee Benefits was primarily due to increased capitalization of DAC in the first quarter of 2004, as well as non-recurring expenses incurred in the first quarter of 2003.

     Interest expense increased by $10 million from zero for the three months ended March 31, 2003, to $10 million for the three months ended March 31, 2004. This increase is the result of the two senior bridge facilities we entered into in December 2003 and paid off in February 2004 and the two senior notes we issued in February 2004. See – Liquidity and Capital Resources.

     Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $28 million, or 93%, from $30 million for the three months ended March 31, 2003, to $2 million for the three months ended March 31, 2004 due to the early redemption of the mandatorily redeemable preferred securities of subsidiary trusts in mid-December 2003 of $1,250 million and in early January 2004 of $196 million.

Net Income

     Net income increased by $21 million, or 29%, from $73 million for the three months ended March 31, 2003, to $94 million for the three months ended March 31, 2004.

     Income taxes increased by $11 million, or 30%, from $37 million for the three months ended March 31, 2003, to $48 million for the three months ended March 31, 2004. The effective tax rate for the three months ended March 31, 2003 was 33.6% compared to 33.9% for the three months ended March 31, 2004.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues:
Net earned premiums and other considerations	$623	$572
Net investment income	45	50
Fees and other income	27	37

Total revenues	695	659

Benefits, losses and expenses:
Policyholder benefits	(232)	(197)
Selling, underwriting and general expenses	(404)	(411)

Total benefits, losses and expenses	(636)	(608)

Segment income before income tax	59	51
Income taxes	(19)	(16)

Segment income after tax	$40	$35

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions(1)	$183	$172
Consumer Protection Solutions(2)	440	400

Total	$623	$572

(1)	“Specialty Property Solutions” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities.

(2)	“Consumer Protection Solutions” includes an array of debt protection administration services, credit insurance programs and warranties and extended service contracts.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenues

     Total revenues increased by $36 million, or 5%, from $659 million for the three months ended March 31, 2003, to $695 million for the three months ended March 31, 2004.

     Net earned premiums and other considerations increased by $51 million, or 9%, from $572 million for the three months ended March 31, 2003, to $623 million for the three months ended March 31, 2004. This increase was primarily due to new clients and increased sales through growth in the existing clients. Consumer protection solutions products contributed $40 million in net earned premiums and other considerations primarily from growth in our warranty and extended service contracts business. Specialty property solutions products also contributed $11 million of additional net earned premiums and other considerations, primarily from growth in our creditor-placed and voluntary homeowners insurance products.

     Net investment income decreased by $5 million, or 10%, from $50 million for the three months ended March 31, 2003, to $45 million for the three months ended March 31, 2004. The average portfolio yield dropped 101 basis points from 5.75% for the three months ended March 31, 2003, to 4.74% for the three months ended March 31, 2004 due to the lower interest rate environment. The average invested assets increased by approximately 8%.

     Fees and other income decreased by $10 million, or 27%, from $37 million for the three months ended March 31, 2003, to $27 million for the three months ended March 31, 2004, primarily from the discontinuance in the latter part of 2003 of certain unprofitable membership programs and lower fees generated from our auto warranty and title administration products. Also, in the first quarter of 2003 we recognized $3 million of fees for a one time project.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $28 million, or 5%, from $608 million for the three months ended March 31, 2003, to $636 million for the three months ended March 31, 2004.

     Policyholder benefits increased by $35 million, or 18%, from $197 million for the three months ended March 31, 2003, to $232 million for the three months ended March 31, 2004. Our consumer protection solutions products contributed approximately $31 million in additional costs and losses, primarily attributable to growth in our warranty and extended service contracts business. The increase was also due in part to growth in our specialty property solutions products, primarily our creditor-placed and voluntary homeowners insurance products.

     Selling, underwriting and general expenses decreased by $7 million, or 2%, from $411 million for the three months ended March 31, 2003, to $404 million for the three months ended March 31, 2004. Commissions, taxes, licenses and fees decreased by $41 million primarily due to the change in business mix. General expenses increased by $10 million, primarily from increased business from our warranty and extended service contracts products and our creditor-placed homeowners insurance product. Amortization of DAC increased by $24 million. This increase was primarily due to the change in business mix from credit insurance business, of which a large portion has no commission deferral, to specialty property and warranty and extended service contract products which have deferral and subsequent amortization.

Segment Income After Tax

     Segment income after tax increased by $5 million, or 14%, from $35 million for the three months ended March 31, 2003, to $40 million for the three months ended March 31, 2004.

     Income taxes increased by $3 million, or 19%, from $16 million for the three months ended March 31, 2003, to $19 million for the three months ended March 31, 2004. This increase was primarily due to the increase in pre-tax income.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months
	Ended
	March 31,
	2004	2003
	(in millions except membership data)
Revenues:
Net earned premiums and other considerations	$551	$477
Net investment income	17	13
Fees and other income	9	7

Total revenues	577	497

Benefits, losses and expenses:
Policyholder benefits	(356)	(313)
Selling, underwriting and general expenses	(165)	(136)

Total benefits, losses and expenses	(521)	(449)

Segment income before income tax	56	48
Income taxes	(19)	(16)

Segment income after tax	$37	$32

Loss ratio(1)	64.6%	65.6%
Expense ratio(2)	29.5%	28.1%
Combined ratio(3)	93.1%	92.7%
Membership by product line (in thousands):
Individual	786	685
Small employer group	375	355

Total	1,161	1,040

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenues

     Total revenues increased by $80 million, or 16%, from $497 million for the three months ended March 31, 2003, to $577 million for the three months ended March 31, 2004.

     Net earned premiums and other considerations increased by $74 million, or 16%, from $477 million for the three months ended March 31, 2003, to $551 million for the three months ended March 31, 2004. Net earned premiums attributable to our individual health insurance and small employer group health insurance businesses increased $50 million and $24 million, respectively, due to membership growth and premium rate increases.

     Net investment income increased $4 million, or 31%, from $13 million for the three months ended March 31, 2003, to $17 million for the three months ended March 31, 2004. The average portfolio yield decreased 42 basis points from 5.92% for the three months ended March 31, 2003, to 5.50% for the three months ended March 31, 2004, due to the lower interest rate environment. The average invested assets increased by approximately 45%.

     Fees and other income increased by $2 million, or 29%, from $7 million for the three months ended March 31, 2003, to $9 million for the three months ended March 31, 2004, primarily due to additional insurance policy fees and higher fee-based product sales in individual markets, such as sales of our non-insurance health access discount cards.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $72 million, or 16%, from $449 million for the three months ended March 31, 2003, to $521 million for the three months ended March 31, 2004.

     Policyholder benefits increased by $43 million, or 14%, from $313 million for the three months ended March 31, 2003, to $356 million for the three months ended March 31, 2004. This increase was consistent with the increase in net earned premiums. The loss ratio improved 100 basis points from 65.6% for the three months ended March 31, 2003, to 64.6% for the three months ended March 31, 2004, primarily due to a higher mix of individual health insurance business compared to small employer group health insurance business in 2004.

     Selling, underwriting and general expenses increased by $29 million, or 21%, from $136 million for the three months ended March 31, 2003, to $165 million for the three months ended March 31, 2004. Commissions increased by $31 million corresponding to an increase in first year net earned premiums over the prior year. The expense ratio deteriorated by 140 basis points from 28.1% for the three months ended March 31, 2003, to 29.5% for the three months ended March 31, 2004, primarily related to increased commission expense due to growth in first year individual health insurance business.

Segment Income After Tax

     Segment income after tax increased by $5 million, or 16%, from $32 million for the three months ended March 31, 2003, to $37 million for the three months ended March 31, 2004.

     Income taxes increased by $3 million, or 19%, from $16 million for the three months ended March 31, 2003, to $19 million for the three months ended March 31, 2004. The increase was primarily due to the increase in pre-tax income.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues:
Net earned premiums and other considerations	$318	$320
Net investment income	36	35
Fees and other income	10	17

Total revenues	364	372

Benefits, losses and expenses:
Policyholder benefits	(244)	(248)
Selling, underwriting and general expenses	(100)	(112)

Total benefits, losses and expenses	(344)	(360)

Segment income before income tax	20	12
Income taxes	(7)	(4)

Segment income after tax	$13	$8

Loss ratio (1)	76.7%	77.5%
Expense ratio (2)	30.5%	33.2%
Net earned premiums and other considerations by major product groupings
Group dental	$131	$137
Group disability	124	118
Group life	63	65

Total	$318	$320

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenues

     Total revenues decreased by $8 million, or 2%, from $372 million for the three months ended March 31, 2003, to $364 million for the three months ended March 31, 2004.

     Net earned premiums decreased by $2 million, or 1%, from $320 million for the three months ended March 31, 2003, to $318 million for the three months ended March 31, 2004. Dental net earned premiums decreased by $6 million, primarily driven by slightly lower sales. Disability net earned premiums increased by $6 million, primarily driven by the transition of a block of business from administrative fee only business to fully insured business. Life net earned premiums decreased by $2 million, due to the non-renewal of certain unprofitable business and less new business due to continued pricing discipline.

     Net investment income increased by $1 million, or 3%, from $35 million for the three months ended March 31, 2003, to $36 million for the three months ended March 31, 2004. The average portfolio yield dropped 41 basis points from 6.42% for the three months ended March 31, 2003 to 6.01% for the three months ended March 31, 2004 due to the lower interest rate environment. The average invested assets increased by approximately 11%.

     Fee income decreased by $7 million, or 41%, from $17 million for the three months ended March 31, 2003, to $10 million for the three months ended March 31, 2004. The decrease was driven by the loss of two customers by our CORE subsidiary, as well as the transition of a block of business from administrative fee only business to fully insured business.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $16 million, or 4%, from $360 million for the three months ended March 31, 2003, to $344 million for the three months ended March 31, 2004.

     Policyholder benefits decreased by $4 million, or 2%, from $248 million for the three months ended March 31, 2003, to $244 million for the three months ended March 31, 2004. The decrease was driven by favorable group life mortality experience, as well as lower group disability new claims incidence. The benefits loss ratio improved from 77.5% for the three months ended March 31, 2003, to 76.7% for the three months ended March 31, 2004.

     Selling, underwriting, and general expenses decreased by $12 million, or 11%, from $112 million for the three months ended March 31, 2003, to $100 million for the three months ended March 31, 2004. The decrease was primarily due to the capitalization of additional categories of sales compensation in the first quarter of 2004, as well as non-recurring expenses that were incurred in the first quarter of 2003. The expense ratio decreased from 33.2% for the three months ended March 31, 2003, to 30.5% for the three months ended March 31, 2004.

Segment Income After Tax

     Segment operating income after tax increased by $5 million, or 63%, from $8 million for the three months ended March 31, 2003, to $13 million for the three months ended March 31, 2004.

     Income tax expense increased by $3 million, or 75%, from $4 million for the three months ended March 31, 2003, to $7 million for the three months ended March 31, 2004. The increase was primarily due to the increase in pre-tax income.

Assurant PreNeed

Overview

     The table below presents information regarding Assurant PreNeed’s segment results of operations:

	For the Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues:
Net earned premiums and other considerations	$133	$134
Net investment income	50	45
Fees and other income	2	1

Total revenues	185	180

Benefits, losses and expenses:
Policyholder benefits	(137)	(131)
Selling, underwriting and general expenses	(38)	(35)

Total benefits, losses and expenses	(175)	(166)

Segment income before income tax	10	14
Income taxes	(3)	(5)

Segment income after tax	$7	$9

Net earned premiums and other considerations by channel
AMLIC	$72	$72
Independent	61	62

Total	$133	$134

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenues

     Total revenues increased by $5 million, or 3%, from $180 million for the three months ended March 31, 2003, to $185 million for the three months ended March 31, 2004.

     Net earned premiums and other considerations decreased by $1 million, or 1%, from $134 million for the three months ended March 31, 2003, to $133 million for the three months ended March 31, 2004.

     Net investment income increased by $5 million, or 11%, from $45 million for the three months ended March 31, 2003, to $50 million for the three months ended March 31, 2004. The average portfolio yield decreased 24 basis points from 6.51% for the three months ended March 31, 2003 to 6.27% for the three months ended March 31, 2004, primarily due to the lower interest rate environment. The average invested assets increased by approximately 16%.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $9 million, or 5%, from $166 million for the three months ended March 31, 2003, to $175 million for the three months ended March 31, 2004.

     Policyholder benefits increased by $6 million, or 5%, from $131 million for the three months ended March 31, 2003, to $137 million for the three months ended March 31, 2004. This increase was primarily due to a larger inforce block of business.

     Selling, underwriting and general expenses increased by $3 million, or 9%, from $35 million for the three months ended March 31, 2003, to $38 million for the three months ended March 31, 2004. Amortization of DAC and VOBA expense increased by $3 million for the three months ended March 31, 2004, principally due to a larger in force block of business and increased sales of single pay policies versus plans paid over a three-, five- or ten-year period.

Segment Income After Tax

     Segment income after tax decreased by $2 million, or 22%, from $9 million for the three months ended March 31, 2003, to $7 million for the three months ended March 31, 2004.

     Income taxes decreased by $2 million, or 40%, from $5 million for the three months ended March 31, 2003, to $3 million for the three months ended March 31, 2004. This increase was primarily due to the increase in pre-tax income.

Corporate and Other

Overview

     The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (FFG) (a business we sold via reinsurance on April 2, 2001) and Long Term Care (LTC) (a business we sold via reinsurance on March 1, 2000), and interest income from surplus we are required to carry related to FFG and LTC.

The table below presents information regarding Corporate and Other’s segment results of operations:

	For the Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues:
Net investment income	$6	$9
Net realized gains (losses) on investments	14	(5)
Amortization of deferred gains on disposal of businesses	15	19
Fees and other income	1	1

Total revenues	36	24

Benefits, losses and expenses:
Selling, underwriting and general expenses	(27)	(9)
Interest expense	(10)	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	(2)	(30)

Total benefits, losses and expenses	(39)	(39)

Segment income (loss) before income tax	(3)	(15)
Income taxes	—	4

Segment income (loss) after tax	$(3)	$(11)

     As of March 31, 2004, we had approximately $373 million (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in force blocks of business ceded to The Hartford and John Hancock. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenues

     Total revenues increased by $12 million, or 50%, from $24 million for the three months ended March 31, 2003, to $36 million for the three months ended March 31, 2004.

     Net investment income decreased by $3 million, or 33%, from $9 million for the three months ended March 31, 2003, to $6 million for the three months ended March 31, 2004. This decrease is primarily due to the lower interest rate environment and a decrease in average invested assets.

     Net realized gains (losses) on investments improved by $19 million, from net realized losses of $5 million for the three months ended March 31, 2003, to net realized gains of $14 million for the three months ended March 31, 2004. Net realized gains (losses) on investments are comprised of both other-than-temporary impairments and realized capital gains (losses) on sales of securities. For the three months ended March 31, 2004, we had other-than-temporary impairments of $1 million as compared to $12 million for the three months ended March 31, 2003. There were no individual impairments in excess of $10 million for the three months ended March 31, 2004 and March 31, 2003.

      Amortization of deferred gain on disposal of businesses decreased by $4 million, or 21%, from $19 million for the three months ended March 31, 2003, to $15 million for the three months ended March 31, 2004. This decrease was consistent with the run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses for the three months ended March 31, 2004 remained unchanged from the three months ended March 31, 2003 at $39 million.

     Selling, underwriting and general expenses increased by $18 million, or 200%, from $9 million for the three months ended March 31, 2003, to $27 million for the three months ended March 31, 2004. This increase was primarily due to $7 million of costs related to being a public company and $4 million of costs related to the IPO in February.

     Interest expense increased by $10 million from zero for the three months ended March 31, 2003, to $10 million for the three months ended March 31, 2004. This increase is the result of the two senior bridge facilities we entered into in December 2003 and paid off in February 2004 and the two senior notes we issued in February 2004. See – Liquidity and Capital Resources.

     Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $28 million, or 93%, from $30 million for the three months ended March 31, 2003, to $2 million for the three months ended March 31, 2004 due to the early redemption of the mandatorily preferred securities of subsidiary trusts in mid-December 2003 of $1,250 million and in early January of $196 million.

Segment Loss After Tax

     Segment loss after tax improved by $8 million, or 75%, from $11 million for the three months ended March 31, 2003, to $3 million for the three months ended March 31, 2004.

     Income tax benefit decreased by $4 million, or 100%, from $4 million for the three months ended March 31, 2003, to zero for the three months ended March 31, 2004. This decrease was primarily due to the decrease in pre-tax loss.

Investments

     The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of
	March 31,		December 31,
	2004		2003
		(in millions)
Fixed maturities	$8,884	78%	$8,729	80%
Equity securities	531	5	456	4
Commercial mortgage loans on real estate	976	9	933	9
Policy loans	69	1	68	1
Short-term investments	405	3	276	2
Other investments	505	4	462	4

Total investments	$11,370	100%	$10,924	100%

     Of our fixed maturity securities shown above, 68% and 70% (based on total fair value) were invested in securities rated “A” or better as of March 31, 2004 and December 31, 2003, respectively.

The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of
	March 31,	December 31,
	2004	2003
	(in millions)
Fixed maturities:
Amortized cost	$8,251	$8,230
Net unrealized gains	633	499

Fair value	$8,884	$8,729

Equities:
Cost	$505	$437
Net unrealized gains	26	19

Fair value	$531	$456

     Net unrealized gains on fixed maturity securities increased by $134 million, or 27%, from December 31, 2003 to March 31, 2004. The increase in net unrealized gains was primarily due to the decline in investment grade corporate security yield spreads combined with an increase in Treasury yields. Spreads on investment grade corporate securities increased by approximately 10 basis points while yields on 10-year Treasury securities decreased by 41 basis points between December 31, 2003 and March 31, 2004.

     Net unrealized gains on equity securities increased by $7 million, or 37%, from December 31, 2003, to March 31, 2004.

Reserves

The following table presents reserve information as of the dates indicated:

	As of	As of
	March 31,	December 31,
	2004	2003
	(in millions)
Future policy benefits and expenses	$6,163	$6,235
Unearned premiums	3,171	3,134
Claims and benefits payable	3,504	3,513

Total policy liabilities	$12,838	$12,882

     Future policy benefits and expenses decreased by $72 million, or 1%, from December 31, 2003 to March 31, 2004. This was primarily the result of decreases in future policy benefits in our universal life and annuities no longer offered and LTC disposed business, offset by growth in pre-funded funeral life insurance policies and investment-type annuity contracts.

     Unearned premiums increased by $37 million, or 1%, from December 31, 2003 to March 31, 2004. Claims and benefits payable decreased by $9 million, less than 1%, from December 31, 2003 to March 31, 2004.

Long Duration

The following discusses the reserving process for our major long duration product line.

     Pre-Funded Funeral Life Insurance

     Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned premium reserve is also recorded which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years income in a constant relationship to insurance in force.

     Loss recognition testing is performed annually. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less DAC) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for unfavorable deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any deficiency in excess of DAC would be recognized as a premium deficiency reserve.

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

Reinsurance

The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of	As of
	March 31,	December 31,
	2004	2003
	(in millions)
Reinsurance recoverables	$4,352	$4,445

     Reinsurance recoverables decreased by $93 million, or 2%, from December 31, 2003 to March 31, 2004. We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,335 million at March 31, 2004 and $2,410 million at December 31, 2003.

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

     A substantial portion of Assurant Solution’s reinsurance activities are related to agreements to reinsure premiums and risk related to business generated by certain clients to the client’s captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full financial credit in the domiciliary state for the reinsurance. Our reinsurance agreements do not relieve us from our direct obligation to our insured. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize our exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and hold substantial collateral (in the form of funds, trusts and letters of credit) as security under the reinsurance agreements. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk - Credit Risk.

Liquidity and Capital Resources

     Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2004, the maximum amount of distributions our subsidiaries could pay under applicable laws and regulations without prior regulatory approval is $302 million.

     Dividends paid by our subsidiaries net of infusions totaled $0.2 million and $99.5 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness and to make dividend payments to our stockholders. On April 16, 2004 we declared a quarterly cash dividend of $0.07 per common share. The dividend will be payable on June 8, 2004 to shareholders of record as of May 24, 2004.

     The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries excess funds in order to generate income.

     In March 2004, we established a $500 million commercial paper program, which is available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500 million senior revolving credit facility with a syndicate of banks arranged by Banc One Capital Markets, Inc. and Citigroup Global Market, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as we are in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. We did not use the commercial paper program or the revolving credit facility during the three months ended March 31, 2004 and no amounts are outstanding.

     The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. As of March 31, 2004 we are in compliance with all covenants and we maintain all specified minimum ratios and thresholds.

     In December 2003, we entered into two senior bridge credit facilities of $650 million and $1,100 million. The aggregate indebtedness of $1,750 million under the facility was in connection with the extinguishment of our mandatorily redeemable preferred securities of subsidiary trusts.

     On February 5, 2004, we received a $725.5 million capital contribution from Fortis simultaneously with the closing of the IPO. The proceeds from that contribution were used to repay the $650 million of outstanding indebtedness under the senior bridge credit facility and $75.5 million of outstanding indebtedness under the $1,100 million senior bridge credit facility. In addition, we repaid a portion of the $1,100 million senior bridge credit facility with $49.5 million in cash. We also refinanced the remaining amount outstanding under the $1,100 million senior bridge credit facility with the proceeds of our $975 million senior note offering described below.

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

     Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are our unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The net proceeds from the issuance of the senior notes were used to repay a portion of our outstanding indebtedness under our $1,100 million senior bridge facility.

     At the time of offering our senior notes, we entered into a registration rights agreement. The registration rights agreement requires us to file a registration statement under the Securities Act to permit the exchange of the senior notes for registered notes having nearly identical terms as the senior notes or to permit the registered resale of the senior notes. This requirement was met on May 4, 2004 when we filed a registration statement, Form S-4, with the Securities and Exchange Commission. This registration statement became effective on May 12, 2004.

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

The table below shows our recent net cash flows:

	For The Three Months
	Ended March 31,
	2004	2003
	(in millions)
Net cash provided by (used in):
Operating activities	$177	$272
Investing activities	(312)	(122)
Financing activities	(249)	(22)

Net change in cash	$(384)	$128

     The key changes of the net cash outflow of $384 million for the three months ended March 31, 2004 were net purchases of fixed maturity securities of $175 million, issuance of debt of $972 million, issuance of common stock of $726 million and repayment of debt of $1,750 million. The key changes of the net cash inflow of $128 million for the three months ended March 31, 2003 were net purchases of fixed maturity securities of $580 million, maturities of these securities of $315 million and net sales of short term investments of $287 million.

     At March 31, 2004, we had total debt outstanding of $996 million, as compared to $1,970 million at December 31, 2003. At March 31, 2004 this debt consisted of $972 million of senior notes and $24 million of mandatorily redeemable preferred stock. At December 31, 2003 this debt consisted of $1,750 million of two senior bridge credit facility arrangements, $196 million of mandatorily redeemable preferred securities of subsidiary trusts, and $24 million of mandatorily redeemable preferred stock.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Three Months Ended
	March 31,
Security	2004	2003
	(in thousands)
Mandatorily redeemable preferred securities of subsidiary trusts	$2,163	$47,595
Mandatorily redeemable preferred stock dividends and interest paid	3,438	263
Common Stock dividends	—	20,823

Total	$5,601	$68,681

Letters of Credit

     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had approximately $60 million and $118 million of letters of credit outstanding as of March 31, 2004 and December 31, 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers and stockholders interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to inflation risk and to a small extent to foreign currency risk.

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

Interest Rate Risk

     Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk - price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of March 31, 2004, we held $8,884 million of fixed maturity securities at fair market value and $976 million of commercial mortgages at amortized cost for a combined total of 87% of total invested assets. As of December 31, 2003, we held $8,729 million of fixed maturity securities at fair market value and $933 million of commercial mortgages at amortized cost for a combined total of 89% of total invested assets.

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

Interest Rate Movement Analysis
of Market Value of Fixed Maturity Securities Investment Portfolio
As of March 31, 2004

	-100	-50	0	50	100
			(in millions)
Total market value	$9,426	$9,149	$8,884	$8,625	$8,374
% Change in market value from base case	6.1%	3.0%	0.0%	(2.9)%	(5.7)%
$ Change in market value from base case	$542	$265	$0	$(259)	$(510)

Credit Risk

     We have exposure to credit risk primarily as a holder of fixed income securities and by entering into reinsurance cessions.

     Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA- and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

     The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of March 31, 2004:

		Percentage of
Rating	Fair Value	Total
	(in millions)
Aaa/Aa/A	$6,024	68%
Baa	2,326	26%
Ba	397	4%
B and lower	137	2%

Total	$8,884	100%

     We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments.

   Inflation Risk

     Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. As of March 31, 2004, approximately $391 million or 13% of Assurant PreNeed’s total policy benefit reserves are for insurance policies that have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See - Derivatives.

     In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

   Foreign Exchange Risk

     We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. We also have limited foreign exchange risk exposure to currencies other than the Canadian dollar, primarily British pounds and Danish krone. Total invested assets denominated in these other currencies were less than 1% of our total invested assets at March 31, 2004.

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

     On August 1, 2003, we purchased a contract to partially hedge the inflation risk exposure inherent in some of our pre-funded funeral insurance policies. See - Inflation risk.

     In October 2003, we determined that the modified coinsurance agreement with The Hartford contained an embedded derivative. In accordance with DIG B36, we bifurcated the contract into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet. Contemporaneous with the adoption of DIG B36, we transferred the invested assets related to this coinsurance agreement from fixed maturities available for sale to trading securities, included in other investments in the March 31, 2004 and December 31, 2003 consolidated balance sheets. The combination of the two aforementioned transactions has no net impact in the consolidated statements of operations for the three months ended March 31, 2004 and for the year ended December 31, 2003.

Item 4. Controls and Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     On October 1, 2003, a grand jury in Mower County, Minnesota, issued an indictment of American Bankers Insurance Company (“ABIC”), part of the Solutions segment, and two of its officers. The indictment alleged that ABIC and its two named corporate officers each violated the Minnesota Fair Campaign Practices Act in connection with two contributions by ABIC to the Republication National State Election Committee totaling $15 thousand. On April 5, 2004, the prosecuting authorities voluntarily dismissed all charges against ABIC and the two officers. ABIC, in turn, agreed to reimburse Mower County for costs of investigation and prosecution.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     (a) None.

     (b) On April 16, 2004, our board of directors adopted Corporate Governance Guidelines of Assurant, Inc. which provide for, among other things, the consideration of director candidates recommended by our stockholders. These guidelines state that nominees submitted by stockholders will be considered at the same time and in the same manner as all other nominees. A stockholder that desires for the Nominating Committee to consider a nomination for director must comply with the notice, timing and other requirements provided for in our Bylaws.

     For director candidates to be considered for election to the board at our annual meeting of stockholders in 2005, stockholders must submit recommendations of such nominations not sooner than January 18, 2005 nor later than February 17, 2005. These are also the dates within which stockholders must submit to the Company any other business that may be properly brought before the annual meeting.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit
Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.3	Shareholders’ Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.4	Registration Rights Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. 31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On March 11, 2004, Assurant, Inc. furnished a Form 8-K announcing its financial results for the fiscal year ended December 31, 2003.

     On May 12, 2004, Assurant, Inc. furnished a Form 8-K announcing its financial results for the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.

Date: May 12, 2004	By:	/s/ J. Kerry Clayton

Name: J. Kerry Clayton
Title: President and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Robert B. Pollock

Name: Robert B. Pollock
Title: Executive Vice President and
Chief Financial Officer