Form 10-Q
period 2004-06-30
ASSURANT INC
filed 2004-08-10
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  001-31978

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	39-1126612 (I.R.S. Employer Identification No.)

One Chase Manhattan Plaza, 41st Floor
New York, New York 10005
(212)859-7000

(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

               Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]       No [  ]

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [  ]       No  [ x ]

               The number of shares of the registrant’s Common Stock outstanding at July 31, 2004 was 142,268,106.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets
At June 30, 2004 (unaudited) and December 31, 2003

	June 30,	December 31,
	2004	2003
	(in thousands except number of shares)
Assets
Investments :
Fixed maturities available for sale, at fair value (amortized cost - $8,355,719 in 2004 and $8,229,861 in 2003)	$8,608,718	$8,728,838
Equity securities available for sale, at fair value (cost - $534,960 in 2004 and $436,823 in 2003)	519,779	456,440
Commercial mortgage loans on real estate at amortized cost	996,446	932,791
Policy loans	68,314	68,185
Short-term investments	314,776	275,878
Other investments	492,350	461,473

Total investments	11,000,383	10,923,605
Cash and cash equivalents	608,870	958,197
Premiums and accounts receivable, net	482,072	480,254
Reinsurance recoverables	4,282,794	4,445,265
Accrued investment income	132,576	135,267
Tax receivable	—	26,499
Deferred acquisition costs	1,492,176	1,393,681
Property and equipment, at cost less accumulated depreciation	272,198	283,762
Deferred income taxes, net	130,394	60,321
Goodwill	833,789	828,523
Value of business acquired	181,073	191,929
Other assets	216,032	195,958
Assets held in separate accounts	3,716,824	3,805,058

Total assets	$23,349,181	$23,728,319

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At June 30, 2004 (unaudited) and December 31, 2003

	June 30,	December 31,
	2004	2003
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,248,735	$6,235,140
Unearned premiums	3,139,535	3,133,847
Claims and benefits payable	3,534,289	3,512,809
Commissions payable	285,549	371,074
Reinsurance balances payable	106,800	110,063
Funds held under reinsurance	236,653	200,384
Deferred gain on disposal of businesses	358,593	387,353
Accounts payable and other liabilities	1,314,518	1,370,104
Tax payable	57,707	—
Debt	971,614	1,750,000
Mandatorily redeemable preferred securities of subsidiary trusts	—	196,224
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,716,824	3,805,058

Total liabilities	19,994,977	21,096,216
Commitments and contingencies (note 8)	—	—
Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized; 142,268,106 and 109,222,276 shares issued; 142,176,550 and 109,222,276 shares outstanding at June 30, 2004 and December 31, 2003, respectively	1,423	1,092
Additional paid-in capital	2,790,440	2,063,763
Retained earnings	428,350	248,721
Unamortized restricted stock compensation, 59,430 shares	(908)	—
Accumulated other comprehensive income	135,697	318,527
Treasury stock, at cost; 32,126 shares	(798)	—

Total stockholders’ equity	3,354,204	2,632,103

Total liabilities and stockholders’ equity	$23,349,181	$23,728,319

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations
Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except number of shares and per share amount)
Revenues
Net earned premiums and other considerations	$1,615,473	$1,484,066	$3,240,711	$2,987,029
Net investment income	157,628	154,364	311,452	305,885
Net realized gain on investments	5,722	12,452	19,946	7,474
Amortization of deferred gain on disposal of businesses	14,262	15,405	28,759	34,713
Loss on disposal of business	(9,232)	—	(9,232)	—
Fees and other income	53,496	56,314	103,273	119,240

Total revenues	1,837,349	1,722,601	3,694,909	3,454,341
Benefits, losses and expenses
Policyholder benefits	943,049	888,241	1,912,014	1,777,004
Amortization of deferred acquisition costs and value of business acquired	254,471	234,270	467,169	446,080
Underwriting, general and administrative expenses	479,951	433,549	1,000,761	924,718
Interest expense	15,834	—	25,997	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	—	28,935	2,163	58,566

Total benefits, losses and expenses	1,693,305	1,584,995	3,408,104	3,206,368

Income before income taxes	144,044	137,606	286,805	247,973
Income taxes	48,834	46,956	97,217	84,086

Net income	$95,210	$90,650	$189,588	$163,887

Net income per share:
Basic	$0.67	$0.83	$1.40	$1.50
Diluted	$0.67	$0.83	$1.40	$1.50
Dividends per share	$0.07	$1.28	$0.07	$1.47
Share Data:
Weighted average shares outstanding used in basic per share calculations	142,196,828	109,222,276	135,859,214	109,222,276
Plus: Dilutive securities	24,166	—	11,722	—
Weighted average shares used in diluted per share calculations	142,220,994	109,222,276	135,870,936	109,222,276

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity
From December 31, 2003 through June 30, 2004 (unaudited)

					Accumulated
		Additional		Unamortized	Other			Shares of
	Common	Paid-in	Retained	Restricted Stock	Comprehensive	Treasury		Common Stock
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total	Issued
	(in thousands except number of shares)
Balance, December 31, 2003	$1,092	$2,063,763	$248,721	$—	$318,527	$—	$2,632,103	109,222,276
Issuance of Common stock	330	725,161	—	—	—	—	725,491	32,976,854
Issuance of Restricted Shares	1	1,516	—	(1,517)	—	—	—	68,976
Dividends	—	—	(9,959)	—	—	—	(9,959)	—
Treasury Shares	—	—	—	—	—	(798)	(798)	—
Amortization of restricted stock compensation	—	—	—	609	—	—	609	—
Comprehensive income (loss):
Net income	—	—	189,588	—	—	—	189,588	—
Net change in unrealized gains on securities	—	—	—	—	(181,242)	—	(181,242)	—
Foreign currency translation	—	—	—	—	(1,588)	—	(1,588)	—

Total comprehensive income							6,758

Balance, June 30, 2004	$1,423	$2,790,440	$428,350	$(908)	$135,697	$(798)	$3,354,204	142,268,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
Six Months Ended June 30, 2004 and 2003 (unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$313,359	$377,935
Investing activities
Sales of:
Fixed maturities available for sale	975,775	649,355
Equity securities available for sale	50,210	73,302
Property and equipment	1,191	16,225
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	393,978	643,086
Purchases of:
Fixed maturities available for sale	(1,499,369)	(1,670,515)
Equity securities available for sale	(147,622)	(231,003)
Property and equipment	(25,184)	(66,170)
Change in commercial mortgage loans on real estate	(64,507)	(27,617)
Change in short term investments	(40,819)	237,355
Change in other invested assets	(49,760)	(10,362)
Change in policy loans	(163)	(589)
Net cash received related to sale of business	3,536	—

Net cash used in investing activities	(402,734)	(386,933)
Financing activities
Repayment of preferred securities of subsidiary trusts	(196,224)	—
Redemption of mandatorily redeemable preferred stock	—	(500)
Issuance of debt	971,538	—
Issuance of common stock	725,491	—
Repayment of debt	(1,750,000)	—
Purchase of treasury stock	(798)	—
Dividends paid	(9,959)	(160,134)
Other	—	(516)

Net cash used in financing activities	(259,952)	(161,150)
Change in cash and cash equivalents	(349,327)	(170,148)
Cash and cash equivalents at beginning of period	958,197	610,694

Cash and cash equivalents at end of period	$608,870	$440,546

See the accompanying notes to the consolidated financial statements

.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

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

     Dollar amounts are in thousands, except for number of shares and per share amounts.

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

     Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under FAS 115. EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004. The Company’s current policy for determining whether an investment is other than temporarily impaired already addresses the guidance provided by EITF 03-1.

     In May 2004, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FAS 106-2”). This statement provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by The Act. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company is assessing whether the adoption of this statement will have a material impact on the Company’s financial position and its results of operations.

4. Debt

     In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,538, which represents the principal amount less the discount. The discount will be amortized over the life of the notes. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The Company filed a registration statement under the Securities Act of 1933 on May 4, 2004 to permit the exchange of the senior notes for registered notes

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

having identical terms. The registration statement became effective on May 12, 2004. The exchange offer expired on June 15, 2004 and all of the holders exchanged their notes for the new, registered notes.

     The interest expense accrued for the three and six months ended June 30, 2004 relating to the senior notes was $15,548 and $22,236, respectively.

     In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by Banc One Capital Markets, Inc. and Citigroup Global Markets, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as the Company is in compliance with all the convenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On June 1, 2004, the Company used $20,000 from the commercial paper program for general corporate purposes, which was repaid on June 15, 2004. There were no amounts relating to the commercial paper program outstanding at June 30, 2004. The Company did not use the revolving credit facility during the six months ended June 30, 2004 and no amounts are outstanding.

     The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

5. Stock Based Compensation

     2004 Long-Term Incentive Plan

     The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors. Upon closing of the IPO, the Company issued 68,976 restricted shares of Common Stock of Assurant, Inc. to certain officers and directors of the Company. The Board of Directors received 9,546 of those shares, which are fully vested. The remaining 59,430 shares will vest and be expensed over a three-year period. The Company, in accounting for the restricted shares, set up a contra equity account called “Unamortized Restricted Stock Compensation” in the stockholders’ equity section of the balance sheet for $1,517. The $1,517 will be expensed over a three year period in line with the vesting of these shares. The expense recorded for the three and six months ended June 30, 2004 was $357 and $609, respectively.

     Executive 401K Plan

     The Executive 401K Plan is offered to employees who meet certain eligibility requirements. The requirements include being regularly scheduled to work 20 or more hours per week, having completed one year of service, and earning eligible pay in excess of the IRS limits ($205,000 for 2004). The Company contributes an amount equal to 7% of an employee’s eligible pay in excess of the IRS limit to the plan. No employee contribution is permitted to the plan. Employees are 100% vested in these contributions after a three year vesting period. Employees who are vested, receive their account balance in cash upon termination of their employment.

     Effective May 18, 2004, the Company added an “Assurant Stock Fund” to the plan’s investment option. During May and June the Company purchased 32,126 Treasury shares via a Rabbi Trust which was allocated to the Assurant Stock Fund. See Part II, Item 2 of this filing for further information.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

6. Retirement and Other Employee Benefits

     The components of net periodic benefits cost for the three and six months ended June 30, 2004 and 2003 were as follows:

	Pension Benefits		Retirement Health Benefits
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$4,189	$3,817	$534	$578
Interest cost	4,859	4,486	716	786
Expected return on plan assets	(5,603)	(4,858)	(135)	(36)
Amortization of prior service cost	761	740	327	327
Amortization of net loss	1,636	552	—	—

Net periodic benefit cost	$5,842	$4,737	$1,442	$1,655

	Pension Benefits		Retirement Health Benefits
	For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$8,601	$7,634	$1,104	$1,156
Interest cost	9,694	8,972	1,504	1,572
Expected return on plan assets	(11,125)	(9,716)	(270)	(72)
Amortization of prior service cost	1,500	1,480	654	654
Amortization of net loss	2,347	1,104	—	—

Net periodic benefit cost	$11,017	$9,474	$2,992	$3,310

     As of June 30, 2004, the Company contributed $13,000 and $600 to the pension plan and the retirement health benefit plan, respectively. The Company expects to contribute an additional amount of $13,000 and $600 to its pension plan and retirement health benefit plan, respectively, in the remainder of 2004.

7. Segment Information

     The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant Preneed, and Corporate and Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Assurant Preneed provides life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Corporate and Other includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate and Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) through reinsurance agreements and interest income from surplus the Company is required to carry related to FFG & LTC.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

     The Company evaluates performance based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

     As of January 1, 2004, the Company changed its invested assets segment allocation methodology. Previously, the Company allocated a notional amount of invested assets to the segments primarily based on future policy benefits, claims and unearned premiums, and capital allocated to each segment. As of January 1, 2004, the Company primarily allocates invested assets based on the actual investment portfolios supporting the segments. This change resulted in an increase in investment income of $3,123, $944, and $693 in Assurant Health, Assurant Employee Benefits, and Assurant Preneed, respectively, with a decrease in investment income of $43 and $4,717 in Assurant Solutions and Corporate and Other, respectively, for the three months ended June 30, 2004. The change resulted in an increase in investment income of $6,172, $988, and $2,457 in Assurant Health, Assurant Employee Benefits, and Assurant Preneed, respectively, with a decrease in investment income of $42 and $9,575 in Assurant Solutions and Corporate and Other, respectively, for the six months ended June 30, 2004. The Company assigns net deferred acquisition costs, value of businesses acquired, reinsurance recoverables, and other assets and liabilities to the respective segments where those assets or liabilities originate.

     On May 3, 2004, the Company sold the assets of its WorkAbility division. The selling price was $3,536 in cash and the net loss on the sale was $9,232 pre-tax. This loss has been recorded to the Corporate and Other segment.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

     The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$610,630	$559,361	$309,159	$136,323	$—	$1,615,473
Net investment income	44,868	16,716	37,437	52,469	6,138	157,628
Net realized gains on investments	—	—	—	—	5,722	5,722
Amortization of deferred gain on disposal of businesses	—	—	—	—	14,262	14,262
Loss on disposal of businesses	—	—	—	—	(9,232)	(9,232)
Fees and other income	34,004	11,035	6,734	1,494	229	53,496

Total revenues	689,502	587,112	353,330	190,286	17,119	1,837,349
Benefits, losses and expenses
Policyholder benefits	220,215	358,729	228,842	135,263	—	943,049
Amortization of deferred acquisition costs and value of business acquired	210,401	10,016	6,220	27,834	—	254,471
Underwriting, general and administrative expenses	202,172	157,737	96,517	11,556	11,969	479,951
Interest expense	—	—	—	—	15,834	15,834

Total benefits, losses and expenses	632,788	526,482	331,579	174,653	27,803	1,693,305
Segment income (loss) before income tax	56,714	60,630	21,751	15,633	(10,684)	144,044
Income taxes	18,146	20,695	7,725	5,494	(3,226)	48,834

Segment income (loss) after tax	$38,568	$39,935	$14,026	$10,139	$(7,458)

Net income						$95,210

	Three Months Ended June 30, 2003
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$552,403	$491,690	$302,759	$137,214	$—	$1,484,066
Net investment income	45,387	12,406	35,397	48,380	12,794	154,364
Net realized gains on investments	—	—	—	—	12,452	12,452
Amortization of deferred gain on disposal of businesses	—	—	—	—	15,405	15,405
Fees and other income	30,774	7,904	16,290	1,243	103	56,314

Total revenues	628,564	512,000	354,446	186,837	40,754	1,722,601
Benefits, losses and expenses
Policyholder benefits	213,280	317,609	223,261	134,091	—	888,241
Amortization of deferred acquisition costs and value of business acquired	185,706	20,703	—	27,552	309	234,270
Underwriting, general and administrative expenses	179,077	126,145	102,877	10,105	15,345	433,549
Distributions on preferred securities of subsidiary trusts	—	—	—	—	28,935	28,935

Total benefits, losses and expenses	578,063	464,457	326,138	171,748	44,589	1,584,995
Segment income (loss) before income tax	50,501	47,543	28,308	15,089	(3,835)	137,606
Income taxes	16,434	17,119	9,908	5,215	(1,720)	46,956

Segment income (loss) after tax	$34,067	$30,424	$18,400	$9,874	$(2,115)

Net income						$90,650

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Six Months Ended June 30, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,233,695	$1,110,308	$627,203	$269,505	$—	$3,240,711
Net investment income	89,627	33,663	73,159	102,646	12,357	311,452
Net realized gains on investments	—	—	—	—	19,946	19,946
Amortization of deferred gain on disposal of businesses	—	—	—	—	28,759	28,759
Loss on disposal of businesses	—	—	—	—	(9,232)	(9,232)
Fees and other income	60,863	20,390	17,118	3,535	1,367	103,273

Total revenues	1,384,185	1,164,361	717,480	375,686	53,197	3,694,909
Benefits, losses and expenses
Policyholder benefits	451,791	714,844	473,168	272,211	—	1,912,014
Amortization of deferred acquisition costs and value of business acquired	383,339	21,005	7,735	55,090	—	467,169
Underwriting, general and administrative expenses	433,436	312,149	194,347	22,813	38,016	1,000,761
Interest expense	—	—	—	—	25,997	25,997
Distributions on preferred securities of subsidiary trusts	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	1,268,566	1,047,998	675,250	350,114	66,176	3,408,104
Segment income (loss) before income tax	115,619	116,363	42,230	25,572	(12,979)	286,805
Income taxes	36,998	39,720	14,954	8,977	(3,432)	97,217

Segment income (loss) after tax	$78,621	$76,643	$27,276	$16,595	$(9,547)

Net income						$189,588

	As of June 30, 2004
Segment Assets:
Segments assets, excluding goodwill	$7,069,345	$1,688,229	$2,687,920	$3,915,763	$7,154,135	$22,515,392

Goodwill						833,789

Total assets						$23,349,181

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Six Months Ended June 30, 2003
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,123,934	$968,835	$623,038	$271,222	$—	$2,987,029
Net investment income	95,877	25,000	69,917	93,490	21,601	305,885
Net realized gains on investments	—	—	—	—	7,474	7,474
Amortization of deferred gain on disposal of businesses	—	—	—	—	34,713	34,713
Fees and other income	68,173	15,141	33,063	2,488	375	119,240

Total revenues	1,287,984	1,008,976	726,018	367,200	64,163	3,454,341
Benefits, losses and expenses
Policyholder benefits	410,393	630,522	470,773	265,316	—	1,777,004
Amortization of deferred acquisition costs and value of business acquired	353,830	38,418	—	53,523	309	446,080
Underwriting, general and administrative expenses	421,976	244,485	214,416	19,203	24,638	924,718
Distributions on preferred securities of subsidiary trusts	—	—	—	—	58,566	58,566

Total benefits, losses and expenses	1,186,199	913,425	685,189	338,042	83,513	3,206,368
Segment income (loss) before income tax	101,785	95,551	40,829	29,158	(19,350)	247,973
Income taxes	33,105	33,585	14,291	10,152	(7,047)	84,086

Segment income (loss) after tax	$68,680	$61,966	$26,538	$19,006	$(12,303)

Net Income						$163,887

	As of December 31, 2003
Segment Assets:
Segment assets, excluding goodwill	$6,885,077	$1,129,614	$2,412,924	$3,718,354	$8,753,827	$22,899,796

Goodwill						828,523

Total assets						$23,728,319

8. Commitments and Contingencies

     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. The Company had approximately $60,319 of letters of credit outstanding as of June 30, 2004.

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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003 (Unaudited)

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

9. Subsequent Events

     On August 2, 2004, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to 10% of its outstanding common stock. The program may utilize open market and/or private transactions. The exact time frame for this program has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Assurant, Inc. and its subsidiaries (collectively, Assurant or the Company) as of June 30, 2004, compared with December 31, 2003, and its results of operations for the three and six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with Assurant’s MD&A and annual audited financial statements as of December 31, 2003 included in the Company’s Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2003 Form 10-K) and June 30, 2004 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Company Overview

     Assurant is a premier provider of specialized insurance products and related services in North America and selected other markets. The four business segments — Assurant Solutions; Assurant Health; Assurant Employee Benefits; and Assurant Preneed — have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration; credit insurance; warranties and extended services contracts; individual health and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance.

Financial Highlights

     Our diversified specialty insurance platform continues to deliver very good results. Net income increased by $4,560, or 5%, from $90,650 for the three months ended June 30, 2003, to $95,210 for the three months ended June 30, 2004. Net income increased by $25,701, or 16%, from $163,887 for the six months ended June 30, 2003, to $189,588 for the six months ended June 30, 2004. These increases were primarily driven by strong performances in Assurant Solutions and Assurant Health.

     In Assurant Solutions we saw increases in segment income after tax and net earned premium. Our extended service contracts business showed growth in part due to our recent GE alliance signed in 2003. We also signed a new extended service contract client in the second quarter of 2004, Future Shops, the Canadian subsidiary of Best Buy. This arrangement will start impacting results in 2005. Our specialty property products continued to see growth and improving profitability in our creditor- placed and voluntary homeowners insurance products. Catastrophe losses were low in the second quarter of 2004.

     In Assurant Health, we also experienced increases in segment income after tax and net earned premiums, primarily driven by premium and member growth in our individual health business. Health Savings Accounts, or HSAs, which we began selling on January 1st, continued to be a strong contributor to individual health sales in the second quarter. Of note this quarter, we were pleased to renew our national marketing alliance with State Farm under which we are the exclusive provider of individual health products through State Farm agents nationwide.

     In Assurant Employee Benefits we saw a decline in segment income after tax for the three months ended June 30, 2004, when compared to the particularly strong three months ended June 30, 2003. This business experiences the greatest quarter to quarter change in results because of the low frequency but high severity nature of our group term life and long term disability products. Net earned premiums increased by 2% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, driven by an increase in disability premiums, but offset by lower premium growth in the dental and group life.

     In Assurant Preneed, segment income after tax increased 3% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to previous actions we took to reduce policy reserve crediting rates where we had the ability to do so. We reduced crediting rates twice in 2003 and again in the 2nd quarter of 2004, for a total of 150 basis points. Expense reduction also played a part in the improved profitability. We believe this business is poised to benefit from an improving interest rate environment. Net earned premiums increased for the second consecutive quarter, which we believe is a sign that sales activity has begun to stabilize.

     Our Corporate and other segment loss after tax increased by $5,343 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily related to additional costs of being a public company and lower investment income. The segment loss after tax improved by $2,756 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This improvement is due to lower public company costs in the second quarter and a lower accrual for Stock Appreciation Rights, resulting from the smaller increase in our stock price during the second quarter. Public company costs include expenses incurred on Sarbanes-Oxley Act compliance, which is higher than anticipated. This work and the corresponding expenses are in all of our segment results.

Critical Accounting Estimates

Reserves

Long Duration

     The following discusses the reserving process for our major long duration product line.

Pre-Funded Funeral Life Insurance

     Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends and are based on Company experience and include provision for possible unfavorable deviation. An unearned premium reserve is also recorded which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years income in a constant relationship to insurance in force.

     Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less DAC) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for unfavorable deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any deficiency in excess of DAC would be recognized as a premium deficiency reserve. There were no premium deficiencies recognized for the three and six months ended June 30, 2003 and 2004.

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

Retirement and Other Employee Benefits

     The Company sponsors a pension and a retirement health benefit plan covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities. The actuarial assumptions used in the calculation of the Company’s aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.

Critical Accounting Policies

     Our 2003 Form 10-K described our accounting policies that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies described in the 2003 Form 10-K were consistently applied to the consolidated interim financial statements for the three and six months ended June 30, 2003 and 2004.

     As stated in our 2003 Form 10K, we adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, we are required to test goodwill on an annual basis. We performed a January 1, 2004 impairment test during the six months ended June 30, 2004 and concluded that goodwill was not impaired.

Recent Accounting Pronouncements

     See – Financial Statement Footnote 3.

Results of Operations

Consolidated Overview

     The tables below present information regarding our consolidated results of operations:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$1,615,473	$1,484,066	$3,240,711	$2,987,029
Net investment income	157,628	154,364	311,452	305,885
Net realized gains (losses) on investments	5,722	12,452	19,946	7,474
Amortization of deferred gain on disposal of businesses	14,262	15,405	28,759	34,713
Loss on disposal of businesses	(9,232)	—	(9,232)	—
Fees and other income	53,496	56,314	103,273	119,240

Total revenues	1,837,349	1,722,601	3,694,909	3,454,341

Benefits, losses and expenses:
Policyholder benefits	(943,049)	(888,241)	(1,912,014)	(1,777,004)
Selling, underwriting and general expenses(l)	(734,422)	(667,819)	(1,467,930)	(1,370,798)
Interest expense	(15,834)	—	(25,997)	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	—	(28,935)	(2,163)	(58,566)

Total benefits, losses and expenses	(1,693,305)	(1,584,995)	(3,408,104)	(3,206,368)

Income before income taxes	144,044	137,606	286,805	247,973
Income taxes	(48,834)	(46,956)	(97,217)	(84,086)

Net income	$95,210	$90,650	$189,588	$163,887

(1)	Includes amortization of DAC and VOBA.

For The Three and Six Months Ended June 30, 2004 Compared to The Three and Six Months Ended June 30, 2003

Total Revenues

     Total revenues increased by $114,748, or 7%, from $1,722,601 for the three months ended June 30, 2003, to $1,837,349 for the three months ended June 30, 2004. Total revenues increased by $240,568, or 7%, from $3,454,341 for the six months ended June 30, 2003, to $3,694,909 for the six months ended June 30, 2004.

     Net earned premiums and other considerations increased by $131,407, or 9%, from $1,484,066 for the three months ended June 30, 2003, to $1,615,473 for the three months ended June 30, 2004. Net earned premiums and other considerations increased by $253,682, or 8%, from $2,987,029 for the six months ended June 30, 2003, to $3,240,711 for the six months ended June 30, 2004. The increase in net earned premiums and other considerations for the three months ended June 30, 2004 was primarily due to increases of $58,227, $67,671, and $6,400 in Assurant Solutions, Assurant Health, and Assurant Employee Benefits, respectively, with an offsetting decrease of $891 in Assurant PreNeed. The increase in net earned premiums and other considerations for the six months ended June 30, 2004 was primarily due to increases of $109,761, $141,473, and $4,165 in Assurant Solutions, Assurant Health, and Assurant Employee Benefits, respectively, with an offsetting decrease of $1,717 in Assurant PreNeed. The increase in Assurant Solutions was due to new clients and increased sales growth from existing clients. The increase in Assurant Health was due to strong sales in individual health insurance partially reflecting the success of Health Savings Accounts and premium rate increases.

     Net investment income increased by $3,264, or 2% from $154,364 for the three months ended June 30, 2003, to $157,628 for the three months ended June 30, 2004. Net investment income increased by $5,567, or 2% from $305,885 for the six months ended June 30, 2003, to $311,452 for the six months ended June 30, 2004. The increases were primarily due to an increase in invested assets, partially offset by a decrease in investment yields driven by the lower interest rate environment. The yield on average invested assets was 5.92% for the three months ended June 30, 2003, as compared to 5.57% for the three months ended June 30, 2004. The yield on average invested assets was 5.91% for the six months ended June 30, 2003, as compared to 5.49% for the six months ended June 30, 2004. The average invested assets increased by approximately 9% and 10%, respectively, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

     Net realized gains on investments declined by $6,730, or 54%, from net realized gains of $12,452 for the three months ended June 30, 2003, to net realized gains of $5,722 for the three months ended June 30, 2004. Net realized gains on investments increased by $12,472, or 167%, from net realized gains of $7,474 for the six months ended June 30, 2003, to net realized gains of $19,946 for the six months ended June 30, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains/(losses) on sales of securities. For the three months ended June 30, 2004 and 2003, we had other-than-temporary impairments of zero and $4,876, respectively. For the six months ended June 30, 2004 and 2003, we had other-than-temporary impairments of $817 and $16,493, respectively. There were no individual impairments in excess of $10,000 for the three and six months ended June 30, 2004 and 2003.

     Amortization of deferred gain on disposal of businesses decreased by $1,143, or 7%, from $15,405 for the three months ended June 30, 2003, to $14,262 for the three months ended June 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $5,954, or 17%, from $34,713 for the six months ended June 30, 2003, to $28,759 for the six months ended June 30, 2004. The decreases were consistent with the run-off of the business ceded to the Hartford in 2001 and John Hancock in 2000.

     On May 3, 2004 we sold our WorkAbility division. We incurred a $9,232 loss on disposal of business in the second quarter of 2004.

     Fees and other income decreased by $2,818, or 5%, from $56,314 for the three months ended June 30, 2003, to $53,496 for the three months ended June 30, 2004. Fees and other income decreased by $15,967, or 13%, from $119,240 for the six months ended June 30, 2003, to $103,273 for the six months ended June 30, 2004. The decrease in fees and other income for the three months ended June 30, 2004 was primarily due to a decrease of $9,556 in Assurant Employee Benefits offset by increases of $3,230, $3,131, and $251 in Assurant Solutions, Assurant Health and Assurant PreNeed, respectively. The decrease in fees and other income for the six months ended June 30, 2004 was primarily due to decreases of $7,310 and $15,945 in Assurant Solutions and Assurant Employee Benefits, respectively, with offsetting increases of $5,249, $1,047, and $992 in Assurant Health, Assurant PreNeed, and Corporate and Other, respectively. The increase in Assurant Solutions for the three months ended June 30, 2004 was primarily due to growth in the extended service warranty contract business. The decrease in Assurant Solutions for the six months ended June 30, 2004 was primarily due to certain non-profitable membership programs that were discontinued in the latter half of 2003 and recognition of one time fee income in the first quarter of 2003. The decrease in Assurant Employee Benefits for the three and six months ended June 30, 2004 was due to the transition of a block of business from administrative fee only business to fully insured business as well as the lost fee income from the sale of the WorkAbility division. The increase in Assurant Health for the three and six months ended June 30, 2004 was due to additional insurance policy fees and higher fee-based products in individual markets.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $108,310, or 7%, from $1,584,995 for the three months ended June 30, 2003, to $1,693,305 for the three months ended June 30, 2004. Total benefits, losses and expenses increased by $201,736 or 6%, from $3,206,368 for the six months ended June 30, 2003, to $3,408,104 for the six months ended June 30, 2004.

     Policyholder benefits increased by $54,808, or 6%, from $888,241 for the three months ended June 30, 2003, to $943,049 for the three months ended June 30, 2004. Policyholder benefits increased by $135,010, or 8%, from $1,777,004 for the six months ended June 30, 2003, to $1,912,014 for the six months ended June 30, 2004. The increase in policyholder benefits for the three months ended June 30, 2004 was primarily due to increases of $6,935, $41,120, and $5,581 in Assurant Solutions, Assurant Health, and Assurant Employee Benefits, respectively. The increase in policyholder benefits for the six months ended June 30, 2004 was primarily due to increases of $41,398 and $84,322, in Assurant Solutions and Assurant Health, respectively. The increase in Assurant Solutions and Assurant Health was consistent with the growth in net earned premiums.

     Selling, underwriting and general expenses increased by $66,603, or 10%, from $667,819 for the three months ended June 30, 2003, to $734,422 for the three months ended June 30, 2004. Selling, underwriting and general expenses increased by $97,132, or 7%, from $1,370,798 for the six months ended June 30, 2003, to $1,467,930 for the six months ended June 30, 2004. The increase in selling, underwriting and general expenses for the three months ended June 30, 2004 was primarily due to increases of $47,790 and $20,905 in Assurant Solutions and Assurant Health, respectively. The increase in selling, underwriting and general expenses for the six months ended June 30, 2004 was primarily due to increases of $40,969, $50,251, $5,177, and $13,069 in Assurant Solutions, Assurant Health, Assurant PreNeed, and Corporate & Other, respectively, with an offsetting decrease of $12,334 in Assurant Employee Benefits. The increase in Assurant Solutions was primarily due to increased premium taxes and increased business. The increase was also due to an increase in DAC caused by a change in business mix from credit insurance business, of which a large portion has no commission deferral, to specialty property and warranty and extended service contract products which have deferral and subsequent amortization. The increase in Assurant Health was primarily due to increased commission expense due to growth in first year individual health insurance business. The increase in Corporate and Other was primarily due to costs related to the IPO in February and increased costs as a result of being a public company. There were increases in expenses across all of our segments as a result of expenses incurred on Sarbanes-Oxley Act Compliance.

     Interest expense increased by $15,834, from zero for the three months ended June 30, 2003, to $15,834 for the three months ended June 30, 2004. Interest expense increased by $25,997, from zero for the six months ended June 30, 2003, to $25,997 for the six months ended June 30, 2004. The increases were the result of the two senior notes we issued in February 2004. See – Liquidity and Capital Resources.

     Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $28,935, or 100%, from $28,935 for the three months ended June 30, 2003, to zero for the three months ended June 30, 2004. Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $56,403, or 96%, from $58,566 for the six months ended June 30, 2003, to $2,163 for the six months ended June 30, 2004. The declines were due to the early redemption of $1,249,850 of mandatorily redeemable preferred securities of subsidiary trusts in December 2003 and $196,224 of mandatorily redeemable preferred securities of subsidiary trusts in January 2004.

Net Income

     Net income increased by $4,560, or 5%, from $90,650 for the three months ended June 30, 2003, to $95,210 for the three months ended June 30, 2004. Net income increased by $25,701, or 16%, from $163,887 for the six months ended June 30, 2003, to $189,588 for the six months ended June 30, 2004.

     Income taxes increased by $1,878, or 4%, from $46,956 for the three months ended June 30, 2003, to $48,834 for the three months ended June 30, 2004. Income taxes increased by $13,131, or 16%, from $84,086 for the six months ended June 30, 2003, to $97,217 for the six months ended June 30, 2004. The effective tax rate for the three months ended June 30, 2003 was 34.1% compared to 33.9% for the three months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2004 and 2003 was 33.9%.

Assurant Solutions

Overview

     The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$610,630	$552,403	$1,233,695	$1,123,934
Net investment income	44,868	45,387	89,627	95,877
Fees and other income	34,004	30,774	60,863	68,173

Total revenues	689,502	628,564	1,384,185	1,287,984

Benefits, losses and expenses:
Policyholder benefits	(220,215)	(213,280)	(451,791)	(410,393)
Selling, underwriting and general expenses	(412,573)	(364,783)	(816,775)	(775,806)

Total benefits, losses and expenses	(632,788)	(578,063)	(1,268,566)	(1,186,199)

Segment income before income tax	56,714	50,501	115,619	101,785
Income taxes	(18,146)	(16,434)	(36,998)	(33,105)

Segment income after tax	$38,568	$34,067	$78,621	$68,680

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions(l)	$192,745	$170,678	$375,738	$342,213
Consumer Protection Solutions(2)	417,885	381,725	857,957	781,721

Total	$610,630	$552,403	$1,233,695	$1,123,934

(1)	“Specialty Property Solutions” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities.

(2)	“Consumer Protection Solutions” includes an array of debt protection administration services, credit insurance programs and warranties and extended service contracts.

For The Three and Six Months Ended June 30, 2004 Compared to The Three and Six Months Ended June 30, 2003

Total Revenues

     Total revenues increased by $60,938, or 10%, from $628,564 for the three months ended June 30, 2003, to $689,502 for the three months ended June 30, 2004. Total revenues increased by $96,201, or 7%, from $1,287,984 for the six months ended June 30, 2003, to $1,384,185 for the six months ended June 30, 2004.

     Net earned premiums and other considerations increased by $58,227, or 11%, from $552,403 for the three months ended June 30, 2003 to $610,630 for the three months ended June 30, 2004. Net earned premiums and other considerations increased by $109,761, or 10%, from $1,123,934 for the six months ended June 30, 2003 to $1,233,695 for the six months ended June 30, 2004. These increases were primarily due to new clients signed in 2003 and increased sales through growth in the existing clients. Consumer protection solutions products contributed $36,160 and $76,236, respectively, for the three and six months ended June 30, 2004 in net earned premiums and other considerations primarily from growth in our extended service contracts business. Specialty property solutions products contributed $22,067 and $33,525, respectively, for the three and six months ended June 30, 2004 of additional net earned premiums and other considerations, primarily from growth in our creditor-placed and voluntary homeowners insurance products.

     Net investment income decreased by $519, or 1%, from $45,387 for the three months ended June 30, 2003 to $44,868 for the three months ended June 30, 2004. Net investment income decreased by $6,250, or 7%, from $95,877 for the six months ended June 30, 2003 to $89,627 for the six months ended June 30, 2004. The average portfolio yield decreased 42 basis points from 5.15% for the three months ended June 30, 2003, to 4.73% for the three months ended June 30, 2004. The average portfolio yield decreased 74 basis points from 5.46% for the six months ended June 30, 2003, to 4.72% for the six months ended June 30, 2004. The decrease in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 8%, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

     Fees and other income increased by $3,230, or 10%, from $30,774 for the three months ended June 30, 2003 to $34,004 for the three months ended June 30, 2004. Fees and other income decreased by $7,310, or 11%, from $68,173 for the six months ended June 30, 2003 to $60,863 for the six months ended June 30, 2004. The increase in fees and other income for the three months ended June 30, 2004 was primarily due to growth in our extended service warranty contract business, partially offset by a $1,925 decrease due to the discontinuance of certain non-profitable membership programs in the latter part of 2003. The decrease in fees and other income for the six months ended June 30, 2004 was primarily due to two factors. The first six months of 2003 included fee income of $4,702 pertaining to certain non-profitable membership programs that were discontinued in the latter part of 2003 and in the first quarter of 2003 we recognized $3,000 of fees for a one-time project.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $54,725, or 9%, from $578,063 for the three months ended June 30, 2003 to $632,788 for the three months ended June 30, 2004. Total benefits, losses and expenses increased by $82,367, or 7%, from $1,186,199 for the six months ended June 30, 2003 to $1,268,566 for the six months ended June 30, 2004.

     Policyholder benefits increased by $6,935, or 3%, from $213,280 for the three months ended June 30, 2003 to $220,215 for the three months ended June 30, 2004. Policyholder benefits increased by $41,398, or 10%, from $410,393 for the six months ended June 30, 2003 to $451,791 for the six months ended June 30, 2004. Our consumer protection solutions products contributed $5,956 and $36,840, respectively, for the three and six months ended June 30, 2004, primarily attributable to growth in our extended service contracts products business.

The increases were also due in part to growth in our specialty property solutions products, primarily from our creditor-placed and voluntary homeowners insurance products. We incurred losses from catastrophes of $1,600 and $8,400 for the three months ended June 30, 2004 and 2003, respectively. These amounts also represent our year to date losses from catastrophes for the six months ended June 30, 2004 and 2003, respectively.

     Selling, underwriting and general expenses increased by $47,790, or 13%, from $364,783 for the three months ended June 30, 2003 to $412,573 for the three months ended June 30, 2004. Selling, underwriting and general expenses increased by $40,969, or 5%, from $775,806 for the six months ended June 30, 2003 to $816,775 for the six months ended June 30, 2004. Commissions, taxes, licenses and fees increased by $33,722 and $16,786, respectively, for the three and six months ended June 30, 2004, primarily due to increased premium taxes and the increase in revenues. Amortization of DAC, a component of commissions, taxes, licenses and fees, increased by $24,695 and $29,509 for the three and six months ended June 30, 2004. These increases were primarily due to the change in business mix from credit insurance business, of which a large portion has no commission deferral, to specialty property and extended service contract products which have deferral and subsequent amortization. General expenses increased by $14,068 and $24,183, respectively, for the three and six months ended June 30, 2004, primarily from increased business from our extended service contracts products and our creditor-placed homeowners insurance products.

Segment Income After Tax

     Segment income after tax increased by $4,501, or 13%, from $34,067 for the three months ended June 30, 2003 to $38,568 for the three months ended June 30, 2004. Segment income after tax increased by $9,941, or 14%, from $68,680 for the six months ended June 30, 2003 to $78,621 for the six months ended June 30, 2004.

     Income taxes increased by $1,712, or 10%, from $16,434 for the three months ended June 30, 2003 to $18,146 for the three months ended June 30, 2004. Income taxes increased by $3,893, or 12%, from $33,105 for the six months ended June 30, 2003 to $36,998 for the six months ended June 30, 2004. These increases were mainly due to the increase in pre-tax income.

Assurant Health

Overview

     The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$559,361	$491,690	$1,110,308	$968,835
Net investment income	16,716	12,406	33,663	25,000
Fees and other income	11,035	7,904	20,390	15,141

Total revenues	587,112	512,000	1,164,361	1,008,976

Benefits, losses and expenses:
Policyholder benefits	(358,729)	(317,609)	(714,844)	(630,522)
Selling, underwriting and general expenses	(167,753)	(146,848)	(333,154)	(282,903)

Total benefits, losses and expenses	(526,482)	(464,457)	(1,047,998)	(913,425)

Segment income before income tax	60,630	47,543	116,363	95,551
Income taxes	(20,695)	(17,119)	(39,720)	(33,585)

Segment income after tax	$39,935	$30,424	$76,643	$61,966

Loss ratio(l)	64.1%	64.6%	64.4%	65.1%
Expense ratio(2)	29.4%	29.4%	29.5%	28.8%
Combined ratio(3)	92.3%	93.0%	92.7%	92 8%
Membership by product line:
Individual			810	715
Small employer group			367	360

Total			1,177	1,075

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three and Six Months Ended June 30, 2004 Compared to The Three and Six Months Ended June 30, 2003

Total Revenues

     Total revenues increased by $75,112, or 15%, from $512,000 for the three months ended June 30, 2003, to $587,112 for the three months ended June 30, 2004. Total revenues increased by $155,385 or 15%, from $1,008,976 for the six months ended June 30, 2003, to $1,164,361 for the six months ended June 30, 2004.

     Net earned premiums and other considerations increased by $67,671, or 14%, from $491,690 for the three months ended June 30, 2003, to $559,361 for the three months ended June 30, 2004. Net earned premiums and other considerations increased by $141,473, or 15%, from $968,835 for the six months ended June 30, 2003, to $1,110,308 for the six months ended June 30, 2004. Net earned premium growth is attributable to continued strong sales in individual health insurance partially reflecting the success of Health Savings Accounts that were introduced on January 1, 2004, and premium rate increases in both product lines.

     Net investment income increased by $4,310, or 35%, from $12,406 for the three months ended June 30, 2003, to $16,716 for the three months ended June 30, 2004. Net investment income increased by $8,663, or 35%, from $25,000 for the six months ended June 30, 2003, to $33,663 for the six months ended June 30, 2004. The average portfolio yield decreased 45 basis points from 5.78% for the three months ended June 30, 2003 to 5.33% for the three months ended June 30, 2004. The average portfolio yield decreased 33 basis points from 5.83% for the six months ended June 30, 2003 to 5.50% for the six months ended June 30, 2004. The decrease in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 46% and 43%, respectively, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

     Fees and other income increased by $3,131, or 40%, from $7,904 for the three months ended June 30, 2003, to $11,035 for the three months ended June 30, 2004. Fees and other income increased by $5,249 or 35%, from $15,141 for the six months ended June 30, 2003, to $20,390 for the six months ended June 30, 2004. These increases were primarily due to additional insurance policy fees and higher fee-based product sales in individual markets, such as sales of our non-insurance health access discount cards.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $62,025, or 13%, from $464,457 for the three months ended June 30, 2003, to $526,482 for the three months ended June 30, 2004. Total benefits, losses and expenses increased by $134,573, or 15%, from $913,425 for the six months ended June 30, 2003, to $1,047,998 for the six months ended June 30, 2004.

     Policyholder benefits increased by $41,120, or 13%, from $317,609 for the three months ended June 30, 2003, to $358,729 for the three months ended June 30, 2004. Policyholder benefits increased by $84,322, or 13%, from $630,522 for the six months ended June 30, 2003, to $714,844 for the six months ended June 30, 2004. These increases were consistent with the increase in net earned premiums. The loss ratio improved 50 basis points from 64.6% for the three months ended June 30, 2003, to 64.1% for the three months ended June 30, 2004. The loss ratio improved 70 basis points from 65.1% for the six months ended June 30, 2003, to 64.4% for the six months ended June 30, 2004. These improvements were due primarily to a higher mix of individual health insurance business compared to small employer group health insurance business in 2004.

     Selling, underwriting and general expenses increased by $20,905, or 14%, from $146,848 for the three months ended June 30, 2003, to $167,753 for the three months ended June 30, 2004. Selling, underwriting and general expenses increased by $50,251, or 18%, from $282,903 for the six months ended June 30, 2003, to $333,154 for the six months ended June 30, 2004. The expense ratio remained at 29.4% for the three months ended June 30, 2003 compared to the three months ended June 30, 2004. The expense ratio increased 70 basis points from 28.8% for the six months ended June 30, 2003, to 29.5% for the six months ended June 30, 2004. This increase was primarily related to increased commission expense due to growth in first year individual health insurance business.

Segment Income After Tax

     Segment income after tax increased by $9,511, or 31%, from $30,424 for the three months ended June 30, 2003, to $39,935 for the three months ended June 30, 2004. Segment income after tax increased by $14,677, or 24%, from $61,966 for the six months ended June 30, 2003, to $76,643 for the six months ended June 30, 2004.

     Income taxes increased by $3,576, or 21%, from $ 17,1 19 tor the three months ended June 30, 2003, to $20,695 for the three months ended June 30, 2004. Income taxes increased by $6,135, or 18%, from $33,585 for the six months ended June 30, 2003, to $39,720 for the six months ended June 30, 2004. These increases were primarily due to the increase in pre-tax income.

Assurant Employee Benefits

Overview

     The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$309,159	$302,759	$627,203	$623,038
Net investment income	37,437	35,397	73,159	69,917
Fees and other income	6,734	16,290	17,118	33,063

Total revenues	353,330	354,446	717,480	726,018

Benefits, losses and expenses:
Policyholder benefits	(228,842)	(223,261)	(473,168)	(470,773)
Selling, underwriting and general expenses	(102,737)	(102,877)	(202,082)	(214,416)

Total benefits, losses and expenses	(331,579)	(326,138)	(675,250)	(685,189)

Segment income before income tax	21,751	28,308	42,230	40,829
Income taxes	(7,725)	(9,908)	(14,954)	(14,291)

Segment income after tax	$14,026	$18,400	$27,276	$26,538

Loss ratio (1)	74.0%	73.7%	75.4%	76.6%
Expense ratio (2)	32.5%	32.2%	31.4%	32.7%
Net earned premiums and other considerations by major product groupings
Group dental	$130,453	$134,104	$261,720	$271,518
Group disability	114,987	101,019	238,790	218,802
Group life	63,719	67,636	126,693	132,718

Total	$309,159	$302,759	$627,203	$623,038

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three and Six Months Ended June 30, 2004 Compared to The Three and Six Months Ended June 30, 2003

Total Revenues

     Total revenues decreased by $1,116, or less than 1%, from $354,446 for the three months ended June 30, 2003, to $353,330 for the three months ended June 30, 2004. Total revenues decreased by $8,538, or 1%, from $726,018 for the six months ended June 30, 2003, to $717,480 for the six months ended June 30, 2004.

     Net earned premiums and other considerations increased by $6,400, or 2%, from $302,759 for the three months ended June 30, 2003, to $309,159 for the three months ended June 30, 2004. Net earned premiums and other considerations increased by $4,165, or 1%, from $623,038 for the six months ended June 30, 2003, to $627,203 for the six months ended June 30, 2004. Net earned premium growth is primarily due to our disability business. Disability net earned premiums and other considerations increased by $13,968 and $19,988 for the three and six months ended June 30, 2004, respectively, compared to prior year. The increases are primarily driven by an increase in business written through alternate distribution sources as well as the transition of a block of business from administrative fee only business to fully insured business. These increases in disability were partially offset by decreases in dental and life net earned premiums and other considerations. Dental net earned premiums and other considerations decreased by $3,651 and $9,798 for the three and six months ended June 30, 2004, respectively, compared to prior year. Lower sales and renewals due to maintaining pricing discipline in an increasingly competitive market were drivers of the decreases. Life net earned premiums decreased by $3,917 and $6,025 for the three and six months ended June 30, 2004, respectively, compared to the prior year. The decreases were due to the non-renewal of certain unprofitable business.

     Net investment income increased by $2,040, or 6%, from $35,397 for the three months ended June 30, 2003, to $37,437 for the three months ended June 30, 2004. Net investment income increased by $3,242, or 5%, from $69,917 for the six months ended June 30, 2003, to $73,159 for the six months ended June 30, 2004. The average portfolio yield decreased 40 basis points from 6.55% for the three months ended June 30, 2003 to 6.15% for the three months ended June 30, 2004. The average portfolio yield decreased 39 basis points from 6.45% for the six months ended June 30, 2003 to 6.06% for the six months ended June 30, 2004. The decrease in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 13% and 11%, respectively, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

     Fees and other income decreased by $9,556, or 59%, from $16,290 for the three months ended June 30, 2003, to $6,734 for the three months ended June 30, 2004. Fees and other income decreased by $15,945, or 48%, from $33,063 for the six months ended June 30, 2003, to $17,118 for the six months ended June 30, 2004. The decreases were driven by the transition of a block of business from administrative fee only business to fully insured business, as well as lost fee income from sale of the WorkAbility division. See – Corporate and Other Segment.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $5,441, or 2%, from $326,138 for the three months ended June 30, 2003, to $331,579 for the three months ended June 30, 2004. Total benefits, losses and expenses decreased by $9,939, or 1%, from $685,189 for the six months ended June 30, 2003, to $675,250 for the six months ended June 30, 2004.

     Policyholder benefits increased by $5,581, or 2%, from $223,261 for the three months ended June 30, 2003, to $228,842 for the three months ended June 30, 2004. The loss ratio increased by 30 basis points from 73.7% for the three months ended June 30, 2003, to 74.0% for the three months ended June 30, 2004. This increase was primarily the result of unfavorable experience on a large disability case, partially offset by improved group life experience. Policyholder benefits increased by $2,395, or 1%, from $470,773 for the six months ended June 30, 2003, to $473,168 for the six months ended June 30, 2004. The loss ratio decreased by 20 basis points from 75.6% for the six months ended June 30, 2003 to 75.4% for the six months ended June 30, 2004. The decrease was primarily driven by improved group life experience, partially offset by unfavorable experience on a large disability case noted earlier, as well as a decline in group dental experience.

     Selling, underwriting and general expenses decreased by $140, or less than 1%, from $102,877 for the three months ended June 30, 2003, to $102,737 for the three months ended June 30, 2004. Selling, underwriting and general expenses decreased by $12,334, or 6%, from $214,416 for the six months ended June 30, 2003, to $202,082 for the six months ended June 30, 2004. The decrease was caused by reduced expenses due to the sale of the Workability division, as well as non-recurring expenses that were incurred in the first two quarters of 2003. The expense ratio decreased by 130 basis points from 32.7% for the six months ended June 30 2003, to 31.4% for the six months ended June 30, 2004.

Segment Income After Tax

     Segment income after tax decreased by $4,374, or 24%, from $18,400 for the three months ended June 30, 2003, to $14,026 for the three months ended June 30, 2004. Segment income after tax increased by $738, or 3%, from $26,538 for the six months ended June 30, 2003, to $27,276 for the six months ended June 30, 2004.

     Income taxes decreased by $2,183, or 22%, from $9,908 for the three months ended June 30, 2003, to $7,725 for the three months ended June 30, 2004. The decrease for the three months ended June 30, 2004 was primarily due to the decrease in pre-tax income. Income taxes increased by $663, or 5%, from $14,291 for the six months ended June 30, 2003, to $14,954 for the six months ended June 30, 2004. The increase for the six months ended June 30, 2004 was primarily due to the increase in pre-tax income.

Assurant PreNeed

Overview

     The tables below present information regarding Assurant Preneed’s segment results of operations:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$136,323	$137,214	$269,505	$271,222
Net investment income	52,469	48,380	102,646	93,490
Fees and other income	1,494	1,243	3,535	2,488

Total revenues	190,286	186,837	375,686	367,200

Benefits, losses and expenses:
Policyholder benefits	(135,263)	(134,091)	(272,211)	(265,316)
Selling, underwriting and general expenses	(39,390)	(37,657)	(77,903)	(72,726)

Total benefits, losses and expenses	(174,653)	(171,748)	(350,114)	(338,042)

Segment income before income tax	15,633	15,089	25,572	29,158
Income taxes	(5,494)	(5,215)	(8,977)	(10,152)

Segment income after tax	$10,139	$9,874	$16,595	$19,006

Net earned premiums and other considerations by channel
AMLIC	$70,379	$75,393	$142,047	$147,165
Independent	65,944	61,821	127,458	124,057

Total	$136,323	$137,214	$269,505	$271,222

For The Three and Six Months Ended June 30, 2004 Compared to The Three and Six Months Ended June 30, 2003

Total Revenues

     Total revenues increased by $3,449, or 2%, from $186,837 for the three months ended June 30, 2003, to $190,286 for the three months ended June 30, 2004. Total revenues increased by $8,486, or 2%, from $367,200 for the six months ended June 30, 2003, to $375,686 for the six months ended June 30, 2004.

     Net earned premiums and other considerations decreased by $891, or 1%, from $137,214 for the three months ended June 30, 2003, to $136,323 for the three months ended June 30, 2004. Net earned premiums and other considerations decreased by $1,717, or 1%, from $271,222 for the six months ended June 30, 2003, to $269,505 for the six months ended June 30, 2004. The decrease in net earned premiums and other considerations was primarily due to level sales resulting from our decision to lower crediting rates on certain new business.

     Net investment income increased by $4,089, or 8%, from $48,380 for the three months ended June 30, 2003, to $52,469 for the three months ended June 30, 2004. Net investment income increased by $9,156, or 10%, from $93,490 for the six months ended June 30, 2003, to $102,646 for the six months ended June 30, 2004. The average portfolio yield decreased 32 basis points from 6.79% for the three months ended June 30, 2003 to 6.47% for the three months ended June 30, 2004. The average portfolio yield decreased 21 basis points from 6.67% for the six months ended June 30, 2003 to 6.46% for the six months ended June 30, 2004. The decrease in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 14% and 13%, respectively, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

     Fees and other income increased by $251, or 20%, from $1,243 for the three months ended June 30, 2003, to $1,494 for the three months ended June 30, 2004. Fees and other income increased by $1,047, or 42%, from $2,488 for the six months ended June 30, 2003, to $3,535 for the six months ended June 30, 2004.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $2,905, or 2%, from $171,748 for the three months ended June 30, 2003, to $174,653 for the three months ended June 30, 2004. Total benefits, losses and expenses increased by $12,072, or 4%, from $338,042 for the six months ended June 30, 2003, to $350,114 for the six months ended June 30, 2004.

     Policyholder benefits increased by $1,172, or 1%, from $134,091 for the three months ended June 30, 2003, to $135,263 for the three months ended June 30, 2004. Policyholder benefits increased by $6,895, or 3%, from $265,316 for the six months ended June 30, 2003, to $272,211 for the six months ended June 30, 2004. The increase was primarily due to the crediting of policy growth to a larger inforce block of business offset by a reduction in crediting rates on the discretionary growth business.

     Selling, underwriting and general expenses increased by $1,733, or 5%, from $37,657 for the three months ended June 30, 2003, to $39,390 for the three months ended June 30, 2004. Selling, underwriting and general expenses increased by $5,177, or 7%, from $72,726 for the six months ended June 30, 2003, to $77,903 for the six months ended June 30, 2004. The increase is the result of a larger block of business and a change in the mix of business offset by a reduction in staff costs.

Segment Income After Tax

     Segment income after tax increased by $265, or 3%, from $9,874 for the three months ended June 30, 2003, to $10,139 for the three months ended June 30, 2004. Segment income after tax decreased by $2,411, or 13%, from $19,006 for the six months ended June 30, 2003, to $16,595 for the six months ended June 30, 2004.

     Income taxes increased by $279, or 5%, from $5,215 for the three months ended June 30, 2003, to $5,494 for the three months ended June 30, 2004. Income taxes decreased by $1,175, or 12%, from $10,152 for the six months ended June 30, 2003, to $8,977 for the six months ended June 30, 2004. The increase for three months ended June 30, 2004 and the decrease for the six months ended June 30, 2004 was primarily due to the change in pre-tax income.

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

     The tables below present information regarding Corporate and Other’s segment results of operations:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net investment income	$6,138	$12,794	$12,357	$21,601
Net realized gains on investments	5,722	12,452	19,946	7,474
Amortization of deferred gains on disposal of businesses	14,262	15,405	28,759	34,713
Loss on disposal of business	(9,232)	—	(9,232)	—
Fees and other income	229	103	1,367	375

Total revenues	17,119	40,754	53,197	64,163

Benefits, losses and expenses:
Selling, underwriting and general expenses	(11,969)	(15,654)	(38,016)	(24,947)
Interest expense	(15,834)	—	(25,997)	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	—	(28,935)	(2,163)	(58,566)

Total benefits, losses and expenses	(27,803)	(44,589)	(66,176)	(83,513)

Segment loss before income tax	(10,684)	(3,835)	(12,979)	(19,350)
Income taxes	3,226	1,720	3,432	7,047

Segment loss after tax	$(7,458)	$(2,115)	$(9,547)	$(12,303)

     As of June 30, 2004, we had $358,593 (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in force blocks of business ceded to The Hartford and John Hancock. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

For The Three and Six Months Ended June 30, 2004 Compared to The Three and Six Months Ended June 30, 2003

Total Revenues

     Total revenues decreased by $23,635, or 58%, from $40,754 for the three months ended June 30, 2003, to $17,119 for the three months ended June 30, 2004. Total revenues decreased by $10,966, or 17%, from $64,163 for the six months ended June 30, 2003, to $53,197 for the six months ended June 30, 2004.

     Net investment income decreased by $6,656, or 52%, from $12,794 for the three months ended June 30, 2003, to $6,138 for the three months ended June 30, 2004. Net investment income decreased by $9,244, or 43%, from $21,601 for the six months ended June 30, 2003, to $12,357 for the six months ended June 30, 2004. These declines were primarily due to the lower interest rate environment and the decrease in average invested assets.

     Net realized gains on investments declined by $6,730, or 54%, from net realized gains of $12,452 for the three months ended June 30, 2003, to net realized gains of $5,722 for the three months ended June 30, 2004. Net realized gains on investments increased by $12,472, or 167%, from net realized gains of $7,474 for the six months ended June 30, 2003, to net realized gains of $19,946 for the six months ended June 30, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains/(losses) on sales of securities. For the three months ended June 30, 2004 and 2003, we had other-than-temporary impairments of zero and $4,876, respectively. For the six months ended June 30, 2004 and 2003, we had other-than-temporary impairments of $817 and $16,493, respectively. There were no individual impairments in excess of $10,000 for the three and six months ended June 30, 2004 and 2003.

     Amortization of deferred gain on disposal of businesses decreased by $1,143, or 7%, from $15,405 for the three months ended June 30, 2003, to $14,262 for the three months ended June 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $5,954, or 17%, from $34,713 for the six months ended June 30, 2003, to $28,759 for the six months ended June 30, 2004. The decreases were consistent with the run-off of the business ceded to the Hartford in 2001 and John Hancock in 2000.

     On May 3, 2004 we sold our WorkAbility division. We incurred a $9,232 loss on disposal of business in the second quarter of 2004.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $16,786, or 38%, from $44,589 for the three months ended June 30, 2003, to $27,803 for the three months ended June 30, 2004. Total benefits, losses and expenses decreased by $17,337, or 21%, from $83,513 for the six months ended June 30, 2003, to $66,176 for the six months ended June 30, 2004.

     Selling, underwriting and general expenses decreased by $3,685, or 24%, from $15,654 for the three months ended June 30, 2003, to $11,969 for the three months ended June 30, 2004. Selling, underwriting and general expenses increased by $13,069, or 52%, from $24,947 for the six months ended June 30, 2003, to $38,016 for the six months ended June 30, 2004. The decrease for the three months ended June 30, 2004 was primarily due to reduced compensation expense on stock appreciation rights plans, resulting from modest growth in our stock price during the period. The increase for the six months ended June 30, 2004 was mainly due to $11,634 of costs related to being a public company and $3,591 of costs related to the IPO in February, 2004.

     Interest expense increased by $15,834, from zero for the three months ended June 30, 2003, to $15,834 for the three months ended June 30, 2004. Interest expense increased by $25,997, from zero for the six months ended June 30, 2003, to $25,997 for the six months ended June 30, 2004. The increases were the result of the two senior notes we issued in February 2004. See – Liquidity and Capital Resources.

     Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $28,935, or 100%, from $28,935 for the three months ended June 30, 2003, to zero for the three months ended June 30, 2004. Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $56,403, or 96%, from $58,566 for the six months ended June 30, 2003, to $2,163 for the six months ended June 30, 2004. The declines were due to the early redemption of $1,249,850 of mandatorily redeemable preferred securities of subsidiary trusts in December 2003 and $196,224 of mandatorily redeemable preferred securities of subsidiary trusts in January 2004.

Segment Loss After Tax

     Segment loss after tax increased by $5,343, or 253%, from $2,115 for the three months ended June 30, 2003, to $7,458 for the three months ended June 30, 2004. Segment loss after tax improved by $2,756, or 22%, from $12,303 for the six months ended June 30, 2003, to $9,547 for the six months ended June 30, 2004.

     Income tax benefit increased by $1,506, or 88%, from $1,720 for the three months ended June 30, 2003, to $3,226 for the three months ended June 30, 2004. This increase was primarily due to the change in pre-tax loss. Income tax benefit decreased by $3,615, or 51%, from $7,047 for the six months ended June 30, 2003, to $3,432 for the six months ended June 30, 2004. This decrease was primarily due to the change in pre-tax loss.

Investments

     The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of
	June 30,		December 31,
	2004		2003
	(in thousands)
Fixed maturities	$8,608,718	78%	$8,728,838	80%
Equity securities	519,779	5	456,440	4
Commercial mortgage loans on real estate	996,446	9	932,791	9
Policy loans	68,314	1	68,185	1
Short-term investments	314,776	3	275,878	2
Other investments	492,350	4	461,473	4

Total investments	$11,000,383	100%	$10,923,605	100%

     Of our fixed maturity securities shown above, 68% and 70% (based on total fair value) were invested in securities rated “A” or better as of June 30, 2004 and December 31, 2003, respectively.

     The following table provides the cumulative net unrealized gains/(losses) (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of
	June 30 ,	December 31,
	2004	2003
	(in thousands)
Fixed maturities:
Amortized cost	$8,355,719	$8,229,861
Net unrealized gains	252,999	498,977

Fair value	$8,608,718	$8,728,838

Equities:
Cost	$534,960	$436,823
Net unrealized (loss)/gains	(15,181)	19,617

Fair value	$519,779	$456,440

     Net unrealized gains on fixed maturity securities decreased by $245,978 or 49%, from December 31, 2003 to June 30, 2004. Net unrealized gains on equity securities decreased by $34,798, or 177%, from December 31, 2003, to June 30, 2004. The decrease in net unrealized gains was primarily due to an increase in treasury yields. The 10-year treasury yield increased 34 basis points between December 31, 2003 and June 30, 2004 and the 5-year treasury yield increased 52 basis points between December 31, 2003 and June 30, 2004.

     The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at June 30, 2004 and the length of time the securities have been in an unrealized loss position were as follows:

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities
Bonds	$2,576,966	(64,612)	106,359	(5,562)	2,683,325	(70,174)
Equity securities
Common Stock	406	(36)	9	(3)	415	(39)
Non-redeemable preferred stocks	355,688	(18,663)	6,260	(807)	361,948	(19,470)

Total equity securities	356,094	(18,699)	6,269	(810)	362,363	(19,509)

     The unrealized loss position at June 30, 2004 consisted of approximately $70,174 in unrealized losses on fixed maturity securities and approximately $19,509 in unrealized losses on equity securities. The total unrealized loss represents less than 3% of the aggregate fair value of the related securities. Approximately 93% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 893 individual securities with 86% of the individual securities having an unrealized loss of less than $200. No security with an unrealized loss greater than $200 has a fair value that is below 87% of the security’s amortized cost. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $3,040.

     As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of June 30, 2004. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.

Liquidity and Capital Resources

     Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2004, the maximum amount of distributions our subsidiaries could pay under applicable laws and regulations without prior regulatory approval is $302,000.

     Dividends paid by our subsidiaries totaled $65,530 and $99,500 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness and to make dividend payments to our stockholders. On June 8, 2004 we paid a quarterly cash dividend of $0.07 per common share to shareholders of record as of May 24, 2004. On August 2, 2004, we declared a quarterly cash dividend of $0.07 per common share. The dividend will be payable on September 7, 2004 to shareholders of record as of August 23, 2004.

     On August 2, 2004, our Board of Directors approved a share repurchase program under which we may repurchase up to 10% of our outstanding common stock. The program may utilize open market and/or private transactions. The exact time frame for this program has not yet been determined.

     The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries excess funds in order to generate income.

     Our qualified pension plan was under-funded by $60,218 at December 31, 2003. The Company established a funding policy in which service cost +/-15% of plan deficit will be contributed annually. The Company contributed $13,000 as of June 30, 2004 and will contribute an additional $13,000 in the remainder of 2004. This funding policy will be revised annually to take into effect any assumption changes and return on plan assets. See Note 6 of Notes to the Consolidated Unaudited Interim Financial Statements included elsewhere in this report for the components of the net periodic benefit cost for the three and six months ended June 30, 2004 and 2003.

     In March 2004, we established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by Bane One Capital Markets, Inc. and Citigroup Global Market, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as we are in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On June 1, 2004 we used $20,000 from the commercial paper program for general corporate purposes, which was repaid on June 15, 2004. There were no amounts relating to the commercial paper program outstanding at June 30, 2004. We did not use the revolving credit facility during the six months ended June 30, 2004 and no amounts are outstanding.

     The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. We are in compliance with all covenants and we maintain all specified minimum ratios and thresholds.

     In December 2003, we entered into two senior bridge credit facilities of $650,000 and $1,100,000. The aggregate indebtedness of $1,750,000 under the facility was in connection with the extinguishment of our mandatorily redeemable preferred securities of subsidiary trusts.

     On February 5, 2004, we received a $725,500 capital contribution from Fortis simultaneously with the closing of the IPO. The proceeds from that contribution were used to repay the $650,000 of outstanding indebtedness under the senior bridge credit facility and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility. In addition, we repaid a portion of the $1,100,000 senior bridge credit facility with $49,500 in cash. We also refinanced the remaining amount outstanding under the $1,100,000 senior bridge credit facility with the proceeds of our $975,000 senior note offering described below.

     On February 18, 2004, we issued two series of senior notes in an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is payable in a single installment due February 15, 2034.

     Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The net proceeds from the issuance of the senior notes were used to repay a portion of our outstanding indebtedness under our $1,100,000 senior bridge facility.

     At the time of offering our senior notes, we entered into a registration rights agreement. The registration rights agreement requires us to file a registration statement under the Securities Act to permit the exchange of the senior notes for registered notes having nearly identical terms as the senior notes or to permit the registered resale of the senior notes. This requirement was met on May 4, 2004 when we filed a registration statement, Form S-4, with the Securities and Exchange Commission. This registration statement became effective on May 12, 2004. The exchange offer expired on June 15, 2004 and all of the holders exchanged their notes for the new, registered notes.

     During January 2004 we paid to participants in the Assurant Appreciation Incentive Rights Pian an aggregate of $25,000 in connection with the cash-out of all outstanding Fortis, Inc. incentive rights.

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

     The table below shows our recent net cash flows:

	For The Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Net cash provided by (used in):
Operating activities	$313,359	$377,935
Investing activities	(402,734)	(386,933)
Financing activities	(259,952)	(161,150)

Net change in cash	$(349,327)	$(170,148)

     The key changes of the net cash outflow of $349,327 for the six months ended June 30, 2004 were net purchases of fixed maturity securities of $523,594, issuance of debt of $971,538, issuance of common stock of $725,491, repayment of debt of $1,750,000, and payment of $9,959 in dividends. The key changes of the net cash outflow of $170,148 for the six months ended June 30, 2003 were net purchases of fixed maturity securities of $1,021,160, maturities of these securities of $643,086, net sales of short term investments of $237,355, and payment of $160,134 in dividends.

     At June 30, 2004, we had total debt outstanding of $995,774, as compared to $1,970,384 at December 31, 2003. At June 30, 2004 this debt consisted of $971,614 of senior notes and $24,160 of mandatorily redeemable preferred stock. At December 31, 2003 this debt consisted of $1,750,000 of two senior bridge credit facility arrangements, $196,224 of mandatorily redeemable preferred securities of subsidiary trusts, and $24,160 of mandatorily redeemable preferred stock.

     The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For The Six Months Ended
	June 30,
Security	2004	2003
	(in thousands)
Mandatorily redeemable preferred securities of subsidiary trusts	$2,163	$58,566
Mandatorily redeemable preferred stock dividends and interest paid	3,686	516
Common Stock dividends	9,959	160,134

Total	$15,808	$219,216

Letters of Credit

     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had approximately $60,319 and $118,000 of letters of credit outstanding as of June 30, 2004 and December 31, 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2004.

Item 4. Controls and Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	Total Number		Announced	be Purchased Under
	of Shares	Average Price Paid	Plans of	the Plans or
Period	Purchased (1)	per Share	Programs	Programs (2)
April 1, 2004 – April 30, 2004	—	—	—	—
May 1, 2004 – May 31, 2004	28,626	$24.75	—	—
June 1, 2004 – June 30, 2004	3,500	$25.65	—	—
Total	32,126	$24.85	—	—

1 These shares were purchased by a rabbi trust pursuant to the Company’s Executive 401 (k) Plan in open market purchases. The shares are held of record in the name of the trust, and continue to be considered issued and outstanding. For accounting purposes, however, these shares are classified as treasury shares and are also excluded from the calculation of basic earnings per share.

2 On August 2, 2004, the Company announced that its Board of Directors had approved a share repurchase program under which the Company may repurchase up to 10% of its outstanding common stock. The exact time frame for the repurchase has not yet been determined, and the amount and timing of the repurchases will depend upon market conditions. Repurchases may be made through open market and/or private transactions. No repurchases have been made under this share repurchase program.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit
Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-l/A (File No. 333- 109984) and amendments thereto, originally filed on January 13, 2004).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-l/A (File No. 333- 109984) and amendments thereto, originally filed on January 13, 2004).

3.3	Shareholders’ Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-l/A (File No. 333-109984) and amendments thereto, originally filed on January 13,2004).

3.4	Registration Rights Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-l/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-l/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On March 11, 2004, Assurant, Inc. furnished a Form 8-K announcing its financial results for the fiscal year ended December 31, 2003.

     On May 12, 2004, Assurant, Inc. furnished a Form 8-K announcing its financial results for the three months ended March 31, 2004.

     On May 19, 2004, Assurant, Inc. filed a Form 8-K announcing the President and Chief Executive Officer, J. Kerry Clayton, entered into a Rule 10b5-l purchase plan dated May 18, 2004.

     On June 10, 2004 Assurant, Inc. filed a Form 8-K announcing we had extended our exchange offer for our Senior Notes until 5:00pm on June 15, 2004.

     On August 5, 2004, Assurant, Inc. filed a Form 8-K announcing its financial results for the three and six months ended June 30, 2004 and the adoption of a share repurchase program.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.

Date: August 10, 2004	By:	/s/ J. Kerry Clayton

		Name:	J. Kerry Clayton
		Title:	President and Chief Executive Officer

Date: August 10, 2004	By:	/s/ Robert B. Pollock

		Name:	Robert B. Pollock
		Title:	Executive Vice President and Chief
Financial Officer