Form 10-Q
period 2004-09-30
ASSURANT INC
filed 2004-11-12
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-31978

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

One Chase Manhattan Plaza, 41st Floor
New York, New York 10005
(212) 859-7000
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

Yes [  ] No [X]

     The number of shares of the registrant’s Common Stock outstanding at October 29, 2004 was 139,959,506.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Item	Page
Number	Number
PART I
FINANCIAL INFORMATION
1. Financial Statements	2
Unaudited interim consolidated balance sheets of Assurant, Inc. at September 30, 2004 and December 31, 2003	2
Unaudited interim consolidated statement of operations of Assurant, Inc. for the three and nine months ended September 30, 2004 and 2003	4
Unaudited interim consolidated statement of changes in stockholders’ equity of Assurant, Inc. for the nine months ended September 30, 2004	5
Unaudited interim consolidated statement of cash flows of Assurant, Inc. for the nine months ended September 30, 2004 and 2003	6
Notes to the unaudited consolidated financial statements of Assurant, Inc	7
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
3. Quantitative and Qualitative Disclosures About Market Risk	42
4. Controls and Procedures	42
PART II OTHER INFORMATION
1. Legal Proceedings	42
2. Unregistered Sale of Equity Securities and Use of Proceeds	43
5. Other Information	43
6. Exhibits	44
Signatures	46
AMENDMENT NO. 1 TO THE AMENDED AND RESTATED 2004 EMPLOYEE STOCK PURCHASE PLAN
AMENDMENT NO. 1 TO THE EXECUTIVE PENSION AND 401K PLAN
AMENDMENT NO. 2 TO THE SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets
At September 30, 2004 (unaudited) and December 31, 2003

	September 30,	December 31,
	2004	2003
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $8,567,856 in 2004 and $8,229,861 in 2003)	$9,045,812	$8,728,838
Equity securities available for sale, at fair value (cost — $540,062 in 2004 and $436,823 in 2003)	548,203	456,440
Commercial mortgage loans on real estate at amortized cost	1,039,914	932,791
Policy loans	66,025	68,185
Short-term investments	225,851	275,878
Other investments	508,398	461,473

Total investments	11,434,203	10,923,605
Cash and cash equivalents	692,373	958,197
Premiums and accounts receivable, net	482,560	468,766
Reinsurance recoverables	4,263,042	4,445,265
Accrued investment income	138,869	135,267
Tax receivable	—	26,499
Deferred acquisition costs	1,562,094	1,405,169
Property and equipment, at cost less accumulated depreciation	270,922	283,762
Deferred income taxes, net	31,385	60,321
Goodwill	831,346	828,523
Value of business acquired	175,872	191,929
Other assets	214,869	195,958
Assets held in separate accounts	3,540,759	3,805,058

Total assets	$23,638,294	$23,728,319

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At September 30, 2004 (unaudited) and December 31, 2003

	September 30,	December 31,
	2004	2003
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,328,838	$6,235,140
Unearned premiums	3,221,977	3,133,847
Claims and benefits payable	3,641,270	3,512,809
Commissions payable	309,654	371,074
Reinsurance balances payable	121,705	110,063
Funds held under reinsurance	195,916	200,384
Deferred gain on disposal of businesses	344,054	387,353
Accounts payable and other liabilities	1,308,728	1,370,104
Tax payable	74,589	—
Debt	971,593	1,750,000
Mandatorily redeemable preferred securities of subsidiary trusts	—	196,224
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,540,759	3,805,058

Total liabilities	20,083,243	21,096,216
Commitments and contingencies (note 9)	—	—
Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,268,106 and 109,222,276 shares issued, 140,821,350 and 109,222,276 shares outstanding at September 30, 2004 and December 31, 2003, respectively	1,423	1,092
Additional paid-in capital	2,790,440	2,063,763
Retained earnings	493,266	248,721
Unamortized restricted stock compensation; 59,430 shares	(708)	—
Accumulated other comprehensive income	306,665	318,527
Treasury stock, at cost; 1,387,326 shares	(36,035)	—

Total stockholders’ equity	3,555,051	2,632,103

Total liabilities and stockholders’ equity	$23,638,294	$23,728,319

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations
Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,603,548	$1,546,474	$4,844,259	$4,533,503
Net investment income	160,034	150,723	471,486	456,608
Net realized gain on investments	2,501	7,334	22,447	14,808
Amortization of deferred gain on disposal of businesses	14,539	17,522	43,298	52,235
Fees and other income	51,238	53,524	154,511	172,764

Total revenues	1,831,860	1,775,577	5,536,001	5,229,918
Benefits, losses and expenses
Policyholder benefits	976,934	879,321	2,888,948	2,656,325
Amortization of deferred acquisition costs and value of business acquired	220,092	232,842	668,260	684,821
Underwriting, general and administrative expenses	510,473	488,350	1,530,235	1,407,169
Interest expense	15,107	—	41,104	—
Loss on disposal of business	—	—	9,232	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	—	29,288	2,163	87,854

Total benefits, losses and expenses	1,722,606	1,629,801	5,139,942	4,836,169

Income before income taxes	109,254	145,776	396,059	393,749
Income taxes	34,410	46,378	131,627	130,464

Net income	$74,844	$99,398	$264,432	$263,285

Net income per share:
Basic	$0.53	$0.91	$1.92	$2.41
Diluted	$0.53	$0.91	$1.92	$2.41
Dividends per share	$0.07	$0.19	$0.14	$1.66
Share Data:
Weighted average shares outstanding used in basic per share calculations	141,694,172	109,222,276	137,818,397	109,222,276
Plus: Dilutive securities	92,981	—	67,265	—

Weighted average shares used in diluted per share calculations	141,787,153	109,222,276	137,885,662	109,222,276

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity
From December 31, 2003 through September 30, 2004 (unaudited)

					Accumulated
		Additional		Unamortized	Other			Shares of
	Common	Paid-in	Retained	Restricted Stock	Comprehensive	Treasury		Common Stock
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total	Issued
	(in thousands except number of shares)
Balance, December 31, 2003	$1,092	$2,063,763	$248,721	$—	$318,527	$—	$2,632,103	109,222,276
Issuance of Common stock	330	725,161	—	—	—	—	725,491	32,976,854
Issuance of Restricted Shares	1	1,516	—	(1,517)	—	—	—	68,976
Dividends	—	—	(19,887)	—	—	—	(19,887)	—
Acquistion of Treasury Shares	—	—	—	—	—	(36,035)	(36,035)	—
Amortization of restricted stock compensation	—	—	—	809	—	—	809	—
Comprehensive income (loss):
Net income	—	—	264,432	—	—	—	264,432	—
Net change in unrealized gains on securities	—	—	—	—	(18,258)	—	(18,258)	—
Foreign currency translation	—	—	—	—	6,396	—	6,396	—

Total comprehensive income							252,570

Balance, September 30, 2004	$1,423	$2,790,440	$493,266	$(708)	$306,665	$(36,035)	$3,555,051	142,268,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2004 and 2003 (unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$607,459	$631,603
Investing activities
Sales of:
Fixed maturities available for sale	1,119,074	974,627
Equity securities available for sale	77,277	105,021
Property and equipment	873	17,326
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	767,028	976,153
Purchases of:
Fixed maturities available for sale	(2,206,937)	(2,545,974)
Equity securities available for sale	(180,638)	(264,793)
Property and equipment	(35,611)	(82,798)
Change in commercial mortgage loans on real estate	(106,458)	(64,423)
Change in short term investments	47,455	368,114
Change in other invested assets	(55,951)	887
Change in policy loans	2,186	330
Net cash received related to sale of business	3,536	—

Net cash (used in) investing activities	(568,166)	(515,530)
Financing activities
Repayment of preferred securities of subsidiary trusts	(196,224)	—
Redemption of mandatorily redeemable preferred stock	—	(500)
Issuance of debt	971,538	—
Issuance of common stock	725,491	—
Repayment of debt	(1,750,000)	—
Purchase of treasury stock	(36,035)	—
Dividends paid	(19,887)	(181,187)
Other	—	(715)

Net cash (used in) financing activities	(305,117)	(182,402)
Change in cash and cash equivalents	(265,824)	(66,329)
Cash and cash equivalents at beginning of period	958,197	610,694

Cash and cash equivalents at end of period	$692,373	$544,365

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

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

     On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via an Initial Public Offering (the “IPO”). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.

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

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

     Dollar amounts are in thousands, except for number of shares and per share amounts.

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under Financial Accounting Standard 115 (“FAS 115”). EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004; however, the Financial Accounting Standards Board (“FASB”) has issued two new proposed Staff Positions. EITF 03-1a, which would defer the June 15, 2004 effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-1 until further guidance is provided, and EITF 03-1b, which would exclude minor impairments from the requirement. Both Staff Positions are still in the comment period phase. The Company is continuing to evaluate the impact of adoption of this issue given the fact that portions of the issue are still in the comment period. The Company currently follows the guidance on other than temporary impairments provided by Staff Accounting Bulletin (“SAB”) 59, Accounting for Noncurrent Marketable Equity Securities.

     In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FAS 106-2”). This statement provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by The Act. The Company’s Retirement and Other Employees Benefits plan’s Accumulated Pension Benefit Obligation and net periodic postretirement benefit cost do not reflect any amounts associated with the subsidy due to the fact that the Company is unable to determine whether the benefits provided by its’ Retirement and Other Employee Benefits plans are actuarially equivalent to Medicare Part D under the Act. The adoption of this statement did not have a material impact on the Company’s financial position or the results of operations.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

4. Debt

     In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,538, which represents the principal amount less the discount. The discount will be amortized over the life of the notes. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The Company filed a registration statement under the Securities Act of 1933 on May 4, 2004 to permit the exchange of the senior notes for registered notes having identical terms. This registration statement was declared effective on May 12, 2004. The exchange offer expired on June 15, 2004 and all of the holders exchanged their notes for the new, registered notes.

     The interest expense incurred for the three and nine months ended September 30, 2004 relating to the senior notes was $15,047 and $37,116, respectively.

     In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by Banc One Capital Markets, Inc. and Citigroup Global Markets, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On June 1, 2004 and August 9, 2004, the Company used $20,000 and $40,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on June 15, 2004 and August 20, 2004, respectively. There were no amounts relating to the commercial paper program outstanding at September 30, 2004. The Company did not use the revolving credit facility during the nine months ended September 30, 2004 and no amounts are currently outstanding.

     The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratio and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

5. Stock Based Compensation

     2004 Long-Term Incentive Plan

     The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors. Upon closing of the IPO, the Company issued 68,976 restricted shares of Common Stock of Assurant, Inc. to certain officers and directors of the Company. The Board of Directors received 9,546 of those shares, which are fully vested. The remaining 59,430 shares will vest and be expensed over a three-year period. The Company, in accounting for the restricted shares, set up a contra equity account called “Unamortized Restricted Stock Compensation” in the stockholders’ equity section of the balance sheet for $1,517. The $1,517 will be expensed over a three year period in line with the vesting of these shares. The expense recorded for the three and nine months ended September 30, 2004 was $200 and $809, respectively.

     Executive 401K Plan

     The Executive 401K Plan is offered to employees who meet certain eligibility requirements. The requirements include being regularly scheduled to work 20 or more hours per week, having completed one year of

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

service, and earning eligible pay in excess of the IRS limits ($205,000 for 2004). The Company contributes an amount equal to 7% of an employee’s eligible pay in excess of the IRS limit to the plan. This expense is not material to the Company’s financial statements. No employee contribution is permitted to the plan. Employees are 100% vested in these contributions after a three year vesting period. Employees who are vested receive their account balance in cash upon termination of their employment.

     Effective May 18, 2004, the Company added an “Assurant Stock Fund” to the plan’s investment option. During the second and third quarter of 2004, the Company purchased 32,226 Treasury shares for $801 via a Rabbi Trust which was allocated to the Assurant Stock Fund. See Note 6 for further information.

     Employee Stock Purchase Plan

     The Company established an Employee Stock Purchase Plan (“ESPP”) which went into effect on July 1, 2004. The ESPP allows employees to purchase shares of the Company’s stock at a 10% discount with funds contributed through payroll deductions. Participants can contribute 1% to 15% of their base compensation to purchase Company shares up to a maximum of $6,000 per offering period. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31). Shares are purchased at the end of the offering period at 90% of the lower of the closing price of Company’s stock on the first or last day of the offering period. Participants must be employed on the last day of the offering period in order to purchase Company shares under the ESPP.

     The ESPP is offered to individuals who are scheduled to work at least 20 hours per week and at least five months per year, have been continuously employed for at least six months by the start of the offering period, not temporary employees (employed less than 12 months), and have not been on a leave of absence for more than 90 days immediately preceding the offering period.

     The Company accounts for the ESPP in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and accordingly does not record any compensation expense. The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for the ESPP under the fair value method of Statement of Financial Accounting Standards No. 123 (“FAS 123”).

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
Net income as reported	$74,844	$264,432
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	152	152

Pro forma net income	$74,996	$264,584

Earnings per share as reported:
Basic	$0.53	$1.92
Diluted	$0.53	$1.92
Pro forma earnings per share:
Basic	$0.53	$1.92
Diluted	$0.53	$1.92

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

6. Stock Repurchase

     The following table shows the shares repurchased during the periods indicated:

			Total Number of Shares
			Purchased as Part of
Period	Number of	Average Price	Publicly Announced
in 2004	Shares Purchased	Paid Per Share	Plans or Programs
April	—	—	—
May	28,626	$24.75	—
June	3,500	25.65	—
July	—	—	—
August	896,300	25.74	896,300
September	458,900	26.51	458,800

	1,387,326	$25.97	1,355,100

     On August 2, 2004, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to 10% of its outstanding common stock. In the third quarter the Company repurchased 1,355,100 shares of the Company’s outstanding common stock at a cost of $35,234. The total remaining number of shares that can be purchased pursuant to the repurchase program at September 30, 2004 was 12,871,711 shares.

     There were 32,226 shares repurchased for $801 that were not part of the Company’s repurchase program. The shares were repurchased pursuant to the Company’s Executive 401K Plan. See Note 5 – Stock Based Compensation – for a detailed description of the Executive 401K Plan.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

7. Retirement and Other Employee Benefits

     The components of net periodic benefits cost for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Benefits		Retirement Health Benefits
	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$4,189	$3,817	$534	$578
Interest cost	4,859	4,486	716	786
Expected return on plan assets	(5,603)	(4,858)	(135)	(36)
Amortization of prior service cost	761	740	327	327
Amortization of net loss	1,636	552	—	—

Net periodic benefit cost	$5,842	$4,737	$1,442	$1,655

	Pension Benefits		Retirement Health Benefits
	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$12,790	$11,451	$1,638	$1,734
Interest cost	14,553	13,458	2,220	2,358
Expected return on plan assets	(16,728)	(14,574)	(405)	(108)
Amortization of prior service cost	2,261	2,220	981	981
Amortization of net loss	3,983	1,656	—	—

Net periodic benefit cost	$16,859	$14,211	$4,434	$4,965

     As of September 30, 2004, the Company contributed $19,500 and $900 to the pension plan and the retirement health benefit plan, respectively. The Company expects to contribute an additional $6,500 and $6,500 to its pension plan and retirement health benefit plan, respectively, in the fourth quarter of 2004.

8. Segment Information

     The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant Preneed, and Corporate and Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Assurant Preneed provides life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Corporate and Other includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate and Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) through reinsurance agreements and interest income from surplus the Company is required to carry related to FFG and LTC.

     The Company evaluates performance based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

     As of January 1, 2004, the Company changed the segment invested assets allocation methodology. Previously, the Company allocated a notional amount of invested assets to the segments primarily based on future policy benefits, claims and unearned premiums, and capital allocated to each segment. As of January 1, 2004, the Company primarily allocates invested assets based on the actual investment portfolios supporting the segments. This change resulted in an increase in investment income of $2,835, $1,763, and $530 in Assurant Health, Assurant Employee Benefits, and Assurant Preneed, respectively, with a decrease in investment income of $84 and $5,044 in Assurant Solutions and Corporate and Other, respectively, for the three months ended September 30, 2004. The change resulted in an increase in investment income of $9,007, $2,751, and $2,987 in Assurant Health, Assurant Employee Benefits, and Assurant Preneed, respectively, with a decrease in investment income of $126 and $14,619 in Assurant Solutions and Corporate and Other, respectively, for the nine months ended September 30, 2004. The Company assigns net deferred acquisition costs, value of businesses acquired, reinsurance recoverables, and other assets and liabilities to the respective segments where those assets or liabilities originate.

     On May 3, 2004, the Company sold the assets of its WorkAbility division. The selling price was $3,536 in cash and the net loss on the sale was $9,232 pre-tax. The loss has been recorded to the Corporate and Other segment.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

     The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$602,720	$563,165	$305,827	$131,836	$—	$1,603,548
Net investment income	48,201	16,874	37,496	50,982	6,481	160,034
Net realized gains on investments	—	—	—	—	2,501	2,501
Amortization of deferred gain on disposal of businesses	—	—	—	—	14,539	14,539
Fees and other income	36,818	8,436	5,411	(20)	593	51,238

Total revenues	687,739	588,475	348,734	182,798	24,114	1,831,860
Benefits, losses and expenses
Policyholder benefits	272,088	350,188	224,083	130,575	—	976,934
Amortization of deferred acquisition costs and value of business acquired	177,992	8,887	3,741	29,472	—	220,092
Underwriting, general and administrative expenses	234,161	156,221	97,877	9,382	12,832	510,473
Interest expense	—	—	—	—	15,107	15,107

Total benefits, losses and expenses	684,241	515,296	325,701	169,429	27,939	1,722,606
Segment income (loss) before income tax	3,498	73,179	23,033	13,369	(3,825)	109,254
Income taxes	524	25,279	8,066	4,427	(3,886)	34,410

Segment income after tax	$2,974	$47,900	$14,967	$8,942	$61

Net income						$74,844

	Three Months Ended September 30, 2003
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$612,882	$506,702	$297,258	$129,632	$—	$1,546,474
Net investment income	46,315	11,460	34,512	46,371	12,065	150,723
Net realized gains on investments	—	—	—	—	7,334	7,334
Amortization of deferred gain on disposal of businesses	—	—	—	—	17,522	17,522
Fees and other income	31,218	8,590	3,832	1,167	8,717	53,524

Total revenues	690,415	526,752	335,602	177,170	45,638	1,775,577
Benefits, losses and expenses
Policyholder benefits	221,755	334,681	196,910	125,975	—	879,321
Amortization of deferred acquisition costs and value of business acquired	190,187	17,677	2,415	22,563	—	232,842
Underwriting, general and administrative expenses	234,120	128,000	102,292	15,202	8,736	488,350
Distributions on preferred securities of subsidiary trusts	—	—	—	—	29,288	29,288

Total benefits, losses and expenses	646,062	480,358	301,617	163,740	38,024	1,629,801
Segment income before income tax	44,353	46,394	33,985	13,430	7,614	145,776
Income taxes	12,929	15,768	11,894	4,573	1,214	46,378

Segment income after tax	$31,424	$30,626	$22,091	$8,857	$6,400

Net income						$99,398

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	Nine Months Ended September 30, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,836,415	$1,673,473	$933,030	$401,341	$—	$4,844,259
Net investment income	137,828	50,537	110,655	153,628	18,838	471,486
Net realized gains on investments	—	—	—	—	22,447	22,447
Amortization of deferred gain on disposal of businesses	—	—	—	—	43,298	43,298
Fees and other income	97,681	28,826	22,529	3,515	1,960	154,511

Total revenues	2,071,924	1,752,836	1,066,214	558,484	86,543	5,536,001
Benefits, losses and expenses
Policyholder benefits	723,879	1,065,032	697,251	402,786	—	2,888,948
Amortization of deferred acquisition costs and value of business acquired	542,330	29,892	11,476	84,562	—	668,260
Underwriting, general and administrative expenses	686,598	468,370	292,224	32,195	50,848	1,530,235
Interest expense	—	—	—	—	41,104	41,104
Loss on disposal of business	—	—	—	—	9,232	9,232
Distributions on preferred securities of subsidiary trusts	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	1,952,807	1,563,294	1,000,951	519,543	103,347	5,139,942
Segment income (loss) before income tax	119,117	189,542	65,263	38,941	(16,804)	396,059
Income taxes	37,522	64,999	23,020	13,404	(7,318)	131,627

Segment income (loss) after tax	$81,595	$124,543	$42,243	$25,537	$(9,486)

Net income						$264,432

Segment Assets:	As of September 30, 2004

Segments assets, excluding goodwill	$7,187,166	$1,704,376	$2,658,183	$3,949,234	$7,307,989	$22,806,948

Goodwill						831,346

Total assets						$23,638,294

	Nine Months Ended September 30, 2003
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,736,816	$1,475,537	$920,296	$400,854	$—	$4,533,503
Net investment income	142,192	36,460	104,429	139,861	33,666	456,608
Net realized gains on investments	—	—	—	—	14,808	14,808
Amortization of deferred gain on disposal of businesses	—	—	—	—	52,235	52,235
Fees and other income	99,391	23,731	36,895	3,655	9,092	172,764

Total revenues	1,978,399	1,535,728	1,061,620	544,370	109,801	5,229,918
Benefits, losses and expenses
Policyholder benefits	632,148	965,203	667,683	391,291	—	2,656,325
Amortization of deferred acquisition costs and value of business acquired	544,017	56,095	8,623	76,086	—	684,821
Underwriting, general and administrative expenses	656,096	372,485	310,500	34,405	33,683	1,407,169
Distributions on preferred securities of subsidiary trusts	—	—	—	—	87,854	87,854

Total benefits, losses and expenses	1,832,261	1,393,783	986,806	501,782	121,537	4,836,169
Segment income (loss) before income tax	146,138	141,945	74,814	42,588	(11,736)	393,749
Income taxes	46,034	49,353	26,185	14,725	(5,833)	130,464

Segment income (loss) after tax	$100,104	$92,592	$48,629	$27,863	$(5,903)

Net Income						$263,285

Segment Assets:	As of December 30, 2003

Segment assets, excluding goodwill	$6,885,077	$1,129,614	$2,412,924	$3,718,354	$8,753,827	$22,899,796

Goodwill						828,523

Total assets						$23,728,319

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

9. Commitments and Contingencies

     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. The Company had approximately $69,414 of letters of credit outstanding as of September 30, 2004.

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

     In addition, another part of the Solutions segment, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to other reinsurers (retrocessionaires). ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitration and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, the Company’s exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. In addition, disputes with two affiliated reinsurers involved in the 1996 and 1997 program years were settled by a commutation agreement. Loss accruals previously established relating to this business were adequate. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. This loss accrual is management’s best estimate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003 (Unaudited)

10. Significant Events

     The Company’s Solutions segment incurred catastrophe losses in 2004 relating to Hurricanes Charley, Frances, Ivan & Jeanne. The losses relating to the Hurricanes were $75,500 and $77,100 for the three and nine months ended September 30, 2004, respectively, net of reinsurance. In 2003, the Company’s Solutions segment incurred losses relating to Hurricane Isabel and the Midwest hail storms and tornadoes of $10,000 and $18,400 for the three and nine months ended September 30, 2003, respectively, also net of reinsurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of September 30, 2004, compared with December 31, 2003, and our results of operations for the three and nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2003 included in our Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission and the September 30, 2004 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Company Overview

     Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. The four business segments — Assurant Solutions; Assurant Health; Assurant Employee Benefits; and Assurant Preneed — have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration; credit insurance; warranties and extended services contracts; individual health and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance.

Financial Highlights

     Our results for the three months ended September 30, 2004 were impacted by the unprecedented level of hurricane activity. Excluding the impact of the four hurricanes, Assurant had a very good third quarter, demonstrating the strength of our diversified specialty insurance strategy. Net income decreased by $24,554, or 25%, from $99,398 for the three months ended September 30, 2003, to $74,844 for the three months ended September 30, 2004. Catastrophe losses, after reinsurance recoveries and taxes, were $49,075 for the three months ended September 30, 2004 compared to $6,500 for the three months ended September 30, 2003. Despite the hurricanes, on a year to date basis, we continued to grow with net income increasing by $1,147, or less than 1%, from $263,285 for the nine months ended September 30, 2003, to $264,432 for the nine months ended September 30, 2004.

     Assurant Solutions, our specialty property and consumer protection product segment, took the full weight of the catastrophe losses. But, as a result of our reinsurance arrangements, the losses netted to $49,075 after tax and reinsurance, allowing Assurant Solutions to earn net income of $2,974 for the three months ended September 30, 2004. Excluding the catastrophes, loss ratios were excellent in our specialty property businesses. We continue to see good premium growth in our creditor placed homeowners insurance and our international businesses.

     Exhibiting the strength of our diversified strategy, Assurant Health experienced an especially good quarter, partially offsetting the catastrophe losses which affected Assurant Solutions. Earnings growth at Assurant Health was primarily driven by premium growth in our individual health business and continued improvement in the overall combined ratio. Assurant Health’s combined ratio for the three months ended September 30, 2004 was 90.1% compared to 93.2% for the three months ended September 30, 2003.

     Health Savings Accounts (HSAs) in which we have a first mover advantage, continued to be a strong contributor to individual health sales for the three and nine months ended September 30, 2004. Despite increased competition and new entrants into the HSA market, we continue to benefit from our leadership position and are seeing increasing interest and applications.

     In Assurant Employee Benefits, net income decreased for the three months ended September 30, 2004, when compared to the three months ended September 30, 2003, primarily due to an $11,645 after tax net reserve reduction which occurred in the three months ended September 30, 2003. Assurant Employee Benefits had modest premium growth for the three and nine months ended September 30, 2004, as a result of growth in disability, offset by declines in dental and group life. Several other companies have now increased their rates for disability, making us more competitive, since we took our rate actions earlier than most of our competitors.

     In Assurant Preneed, net income for the three months ended September 30, 2004 is essentially unchanged compared to the same period in 2003. Our actions to reduce crediting rates, where we have the ability to do so, are starting to benefit income, but the continued low level of new money rates has had an offsetting impact. Any rise in interest rates should benefit the profitability of this business.

     Our Corporate and Other segment includes public company costs, expenses related to Sarbanes-Oxley 404 compliance and investment income, which was lower than last year. Amortization of deferred gains from businesses sold through reinsurance declined consistent with the run off of policies associated with these businesses. Interest expense for the three months ended September 30, 2004 declined compared to the three months ended September 30, 2003 as a result of less debt and lower interest rates.

     Continuing with our strategy to optimize deployment of our capital, we used available cash to repurchase 1,355,100 Assurant, Inc. shares during the three months ended September 30, 2004. This represents a portion of the total shares our Board authorized us to repurchase.

Critical Accounting Estimates

     Reserves

          Long Duration

     The following is a discussion of the process by which we determine the reserve for our major long duration product line.

     Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends and are based on our experience and include a provision for possible unfavorable deviation. An unearned premium reserve is also recorded which represents the balance of the excess of gross premiums over net premiums that is still to be recognized as income in future years in a constant relationship to insurance in force.

     Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less Deferred Acquisition Costs (“DAC”)) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for unfavorable deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any deficiency in excess of DAC would be recognized as a premium deficiency reserve. There were no premium deficiencies recognized for the three and nine months ended September 30, 2004 and 2003.

          Short Duration

     For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to us as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Periodically we review emerging experience and make adjustments to our case reserves and assumptions where necessary. Below are further discussions on the reserving process for our major short duration products.

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

          Medical

     IBNR reserves represent the largest component of reserves estimated for claims and benefits payable in our Medical line of business, and we use a number of methods in their estimation, including the loss development method and the projected claim method for recent claim periods. We use several methods in our Medical line of business because of the limitations of relying exclusively on a single method. Loss development factors selected take into consideration claims processing levels, claims under case management, medical cost inflation, seasonal effects, medical provider discounts and product mix.

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

          Loss Protection and Capital Management

     As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments, including significant individual or catastrophic claims, which enables us to free up capital to enable us to write additional business.

     For those product lines where there is exposure to catastrophes, we closely monitor and manage the aggregate risk exposure by geographic area, and we have entered into reinsurance treaties to manage exposure to these types of events.

     Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. To minimize this risk, we have control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with our reinsurers for the sharing of risks.

          Business Dispositions

     We have used reinsurance to exit certain businesses to facilitate the transactions because the businesses share legal entities with business segments that we retain. Assets backing liabilities ceded relating to these businesses are held in trusts, and the separate accounts relating to the divested business are still reflected in our balance sheet.

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

     Retirement and Other Employee Benefits

     We sponsor a pension and a retirement health benefit plan covering our employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm to aid us in selecting appropriate assumptions and valuing our related liabilities. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.

Critical Accounting Policies

     Our 2003 Form 10-K described the accounting policies that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies described in the 2003 Form 10-K were consistently applied to the consolidated interim financial statements for the three and nine months ended September 30, 2004 and 2003.

     As stated in our 2003 Form 10-K, we adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, we are required to test goodwill on an annual basis. We performed a January 1, 2004 impairment test at June 30, 2004 and concluded that goodwill was not impaired.

Recent Accounting Pronouncements

     See – Financial Statement Footnote 3.

Results of Operations

Consolidated Overview

     The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$1,603,548	$1,546,474	$4,844,259	$4,533,503
Net investment income	160,034	150,723	471,486	456,608
Net realized gains on investments	2,501	7,334	22,447	14,808
Amortization of deferred gain on disposal of businesses	14,539	17,522	43,298	52,235
Fees and other income	51,238	53,524	154,511	172,764

Total revenues	1,831,860	1,775,577	5,536,001	5,229,918

Benefits, losses and expenses:
Policyholder benefits	(976,934)	(879,321)	(2,888,948)	(2,656,325)
Selling, underwriting and general expenses(1)	(730,565)	(721,192)	(2,198,495)	(2,091,990)
Interest expense	(15,107)	—	(41,104)	—
Loss on disposal of businessess	—	—	(9,232)	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	—	(29,288)	(2,163)	(87,854)

Total benefits, losses and expenses	(1,722,606)	(1,629,801)	(5,139,942)	(4,836,169)

Income before income taxes	109,254	145,776	396,059	393,749
Income taxes	(34,410)	(46,378)	(131,627)	(130,464)

Net income	$74,844	$99,398	$264,432	$263,285

(1)	Includes amortization of DAC and VOBA.

For The Three and Nine Months Ended September 30, 2004 Compared to The Three and Nine Months Ended September 30, 2003

Total Revenues

     Total revenues increased by $56,283, or 3%, from $1,775,577 for the three months ended September 30, 2003, to $1,831,860 for the three months ended September 30, 2004. Total revenues increased by $306,083, or 6%, from $5,229,918 for the nine months ended September 30, 2003, to $5,536,001 for the nine months ended September 30, 2004.

     Net earned premiums and other considerations increased by $57,074, or 4%, from $1,546,474 for the three months ended September 30, 2003, to $1,603,548 for the three months ended September 30, 2004. Net earned premiums and other considerations increased by $310,756, or 7%, from $4,533,503 for the nine months ended September 30, 2003, to $4,844,259 for the nine months ended September 30, 2004. The increase for the three months ended September 30, 2004 was primarily due to an increase of $56,463 in Assurant Health. The increase for the nine months ended September 30, 2004 was primarily due to increases of $99,599 and $197,936 in Assurant Solutions and Assurant Health, respectively. The increase in Assurant Solutions for the nine months ended September 30, 2004 was primarily due to growth in their credit-placed homeowners insurance product line along with growth in the extended service contract and international business, offset by a decline in the domestic credit insurance business. The increases in

Assurant Health for the three and nine months ended September 30, 2004 were primarily due to continued sales which partially reflect the success of Health Savings Accounts and premium rate increases.

     Net investment income increased by $9,311, or 6%, from $150,723 for the three months ended September 30, 2003, to $160,034 for the three months ended September 30, 2004. Net investment income increased by $14,878, or 3%, from $456,608 for the nine months ended September 30, 2003, to $471,486 for the nine months ended September 30, 2004. The average portfolio yield decreased 15 basis points from 5.71% for the three months ended September 30, 2003, to 5.56% for the three months ended September 30, 2004. The average portfolio yield decreased 34 basis points from 5.81% for the nine months ended September 30, 2003, to 5.47% for the nine months ended September 30, 2004. The decrease in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 9% and 10%, respectively, for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

     Net realized gains on investments declined by $4,833, or 66%, from net realized gains of $7,334 for the three months ended September 30, 2003, to net realized gains of $2,501 for the three months ended September 30, 2004. Net realized gains on investments improved by $7,639, or 52%, from net realized gains of $14,808 for the nine months ended September 30, 2003, to net realized gains of $22,447 for the nine months ended September 30, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains/(losses) on sales of securities. For the three months ended September 30, 2004 and 2003, we had other-than-temporary impairments of zero and $145, respectively. For the nine months ended September 30, 2004 and 2003, we had other-than-temporary impairments of $817 and $16,638, respectively. There were no individual impairments in excess of $10,000 for the three and nine months ended September 30, 2004 and 2003.

     Amortization of deferred gain on disposal of businesses decreased by $2,983, or 17%, from $17,522 for the three months ended September 30, 2003, to $14,539 for the three months ended September 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $8,937, or 17%, from $52,235 for the nine months ended September 30, 2003, to $43,298 for the nine months ended September 30, 2004. The decreases were consistent with the run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.

     Fees and other income decreased by $2,286, or 4%, from $53,524 for the three months ended September 30, 2003, to $51,238 for the three months ended September 30, 2004. Fees and other income decreased by $18,253, or 11%, from $172,764 for the nine months ended September 30, 2003, to $154,511 for the nine months ended September 30, 2004. The decrease for the three months ended September 30, 2004 was primarily due to an increase in Assurant Solutions of $5,600, offset by a decrease in Corporate and Other of $8,124. The increase in Assurant Solutions was primarily due to growth in the extended service contracts and debt deferment business. The decrease in Corporate and Other was primarily due to a one-time adjustment recorded in the third quarter of 2003. The decrease for the nine months ended September 30, 2004 was primarily due to an increase in Assurant Health of $5,095, offset by decreases of $14,366 and $7,132 in Assurant Employee Benefits and Corporate and Other, respectively. The increase in Assurant Health was primarily due to additional insurance policy fees and higher fee-based product sales in individual markets. The decrease in Assurant Employee Benefits was primarily driven by lower fee income resulting from the sale of the Workability division.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $92,805, or 6%, from $1,629,801 for the three months ended September 30, 2003, to $1,722,606 for the three months ended September 30, 2004. Total benefits, losses and expenses increased by $303,773, or 6%, from $4,836,169 for the nine months ended September 30, 2003, to $5,139,942 for the nine months ended September 30, 2004.

     Policyholder benefits increased by $97,613, or 11%, from $879,321 for the three months ended September 30, 2003, to $976,934 for the three months ended September 30, 2004. Policyholder benefits increased by $232,623, or 9%, from $2,656,325 for the nine months ended September 30, 2003, to $2,888,948 for the nine months ended September 30, 2004. The increase for the three months ended September 30, 2004 was primarily due to increases of $50,333, $15,507 and $27,173 in Assurant Solutions, Assurant Health and Assurant Employee Benefits, respectively. The increase for the nine months ended September 30, 2004 was primarily due to increases of $91,731, $99,829 and $29,568 in Assurant Solutions, Assurant Health and Assurant Employee Benefits, respectively. The increases in Assurant Solutions were primarily due to higher catastrophe losses, net of reinsurance, in 2004 from Hurricanes Charley, Frances, Ivan, and Jeanne. We incurred losses from catastrophes, net of reinsurance, of $75,500 and $10,000 for the three months ended September 30, 2004 and 2003, respectively, and $77,100 and $18,400 for the nine months ended September 30, 2004 and 2003, respectively. The increases in Assurant Health were primarily due to continued sales which partially reflect the success of Health Savings Accounts. The Assurant Health loss ratio improved for the three and nine months ended September 30, 2004 primarily due to favorable loss experience predominantly on individual health insurance business. The increases in Assurant Employees Benefits were primarily due to a reserve reduction in 2003. During the third quarter of 2003, we completed actuarial reserve adequacy studies which reflected that reserves were redundant by $17,915. Therefore, we reduced reserves by $17,915 in the third quarter of 2003 to reflect these estimates.

     Selling, underwriting and general expenses increased by $9,373, or 1%, from $721,192 for the three months ended September 30, 2003, to $730,565 for the three months ended September 30, 2004. Selling, underwriting and general expenses increased by $106,505, or 5%, from $2,091,990 for the nine months ended September 30, 2003, to $2,198,495 for the nine months ended September 30, 2004. The increase for the three months ended September 30, 2004 was primarily due to increases of $19,431 in Assurant Health, offset by a decrease of $12,154 in Assurant Solutions. The increase in Assurant Health for the three months ended September 30, 2004 was primarily related to increased commission expense on first year individual health insurance business. The decrease in Assurant Solutions for the three months ended September 30, 2004 was due to a change in the mix of business. The increase for the nine months ended September 30, 2004 was primarily due to increases of $28,815, $69,682, $6,266 and $17,165 in Assurant Solutions, Assurant Health, Assurant Preneed and Corporate and other, respectively, offset by a decrease in Assurant Employee Benefits of $15,423. The increase in Assurant Solutions for the nine months ending September 30, 2004 was primarily from increased business in the extended service contracts products and creditor-placed homeowners insurance product. The increase in Assurant Health for the nine months ending September 30, 2004 was primarily due to increased commission expense. The decrease in Assurant Employee Benefits for the nine months ending September 30, 2004 was primarily due to the sale of the Workability division. The increase in Assurant Preneed for the nine months ending September 30, 2004 was primarily due to additional maintenance expenses on a larger inforce block of business. The increase in Corporate and Other for the nine months ended September 30, 2004 was primarily due to costs related to the IPO in February and increased costs as a result of being a public company.

     Interest expense increased by $15,107, or 100%, from zero for the three months ended September 30, 2003, to $15,107 for the three months ended September 30, 2004. Interest expense increased by $41,104, or 100%, from zero for the nine months ended September 30, 2003, to $41,104 for the nine months ended September 30, 2004. The increases were the result of the two senior notes that we issued in February 2004. See – Liquidity and Capital Resources.

     On May 3, 2004 we sold our WorkAbility division. We incurred a $9,232 loss on disposal of this business in the second quarter of 2004.

     Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $29,288, or 100%, from $29,288 for the three months ended September 30, 2003, to zero for the three months ended September 30, 2004. Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $85,691, or 98%, from $87,854 for the nine months ended September 30,

2003, to $2,163 for the nine months ended September 30, 2004. The declines were due to the early redemption of $1,249,850 of mandatorily redeemable preferred securities of subsidiary trusts in December 2003 and $196,224 of mandatorily redeemable preferred securities of subsidiary trusts in January 2004.

Net Income

     Net income decreased by $24,554, or 25%, from $99,398 for the three months ended September 30, 2003, to $74,844 for the three months ended September 30, 2004. Net income increased by $1,147, or less than 1%, from $263,285 for the nine months ended September 30, 2003, to $264,432 for the nine months ended September 30, 2004.

     Income taxes decreased by $11,968, or 26%, from $46,378 for the three months ended September 30, 2003, to $34,410 for the three months ended September 30, 2004. Income taxes increased by $1,163, or 1%, from $130,464 for the nine months ended September 30, 2003, to $131,627 for the nine months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2003 was 31.8% compared to 31.5% for the three months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2003 was 33.1% compared to 33.2% for the nine months ended September 30, 2004.

Assurant Solutions

Overview

     The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$602,720	$612,882	$1,836,415	$1,736,816
Net investment income	48,201	46,315	137,828	142,192
Fees and other income	36,818	31,218	97,681	99,391

Total revenues	687,739	690,415	2,071,924	1,978,399

Benefits, losses and expenses:
Policyholder benefits	(272,088)	(221,755)	(723,879)	(632,148)
Selling, underwriting and general expenses	(412,153)	(424,307)	(1,228,928)	(1,200,113)

Total benefits, losses and expenses	(684,241)	(646,062)	(1,952,807)	(1,832,261)

Segment income before income tax	3,498	44,353	119,117	146,138
Income taxes	(524)	(12,929)	(37,522)	(46,034)

Segment income after tax	$2,974	$31,424	$81,595	$100,104

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions(1)	$202,337	$184,746	$578,075	$526,959
Consumer Protection Solutions(2)	400,383	428,136	1,258,340	1,209,857

Total	$602,720	$612,882	$1,836,415	$1,736,816

(1)	“Specialty Property Solutions” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities.

(2)	“Consumer Protection Solutions” includes an array of debt protection administration services, credit insurance programs and warranties and extended service contracts.

For The Three and Nine Months Ended September 30, 2004 Compared to The Three and Nine Months Ended September 30, 2003

Total Revenues

     Total revenues decreased by $2,676, less than 1%, from $690,415 for the three months ended September 30, 2003, to $687,739 for the three months ended September 30, 2004. Total revenues increased by $93,525, or 5%, from $1,978,399 for the nine months ended September 30, 2003, to $2,071,924 for the nine months ended September 30, 2004.

     Net earned premiums and other considerations decreased by $10,162, or 2% from $612,882 for the three months ended September 30, 2003, to $602,720 for the three months ended September 30, 2004. Net earned premiums and other considerations increased by $99,599, or 6% from $1,736,816 for the nine months ended September 30, 2003, to $1,836,415 for the nine months ended September 30, 2004. For the three months ended September 30, 2004, net earned premiums and other considerations from our consumer protection solutions products decreased by $27,753, primarily from the decline of our domestic credit insurance business and lower net earned premiums in our extended service contracts business due to the acquisition of new clients and the timing of earned premiums from those portfolios. These decreases were partially offset by growth in our international businesses. For the nine months ended September 30, 2004, net earned premiums and other considerations from our consumer protection solutions products increased by $48,483, primarily due to growth in our extended service contract and international businesses, partially offset by the decline of our domestic credit insurance business. For the three and nine months ended September 30, 2004, net earned premiums and other considerations from our specialty property solutions products increased by $17,591 and $51,116, respectively, primarily from growth in our creditor-placed homeowners insurance product line.

     Net investment income increased by $1,886, or 4%, from $46,315 for the three months ended September 30, 2003, to $48,201 for the three months ended September 30, 2004. Net investment income decreased by $4,364, or 3%, from $142,192 for the nine months ended September 30, 2003, to $137,828 for the nine months ended September 30, 2004. The average portfolio yield decreased 14 basis points from 5.11% for the three months ended September 30, 2003, to 4.97% for the three months ended September 30, 2004. The average portfolio yield decreased 49 basis points from 5.26% for the nine months ended September 30, 2003, to 4.77% for the nine months ended September 30, 2004. The decreased in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 7% for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

     Fees and other income increased by $5,600, or 18%, from $31,218 for the three months ended September 30, 2003, to $36,818 for the three months ended September 30, 2004. Fees and other income decreased by $1,710, or 2%, from $99,391 for the nine months ended September 30, 2003, to $97,681 for the nine months ended September 30, 2004. The increase in fees and other income for the three months ended September 30, 2004 was primarily due to growth in our extended service contracts and debt deferment businesses. The decrease in fees and other income for the nine months ended September 30, 2004 was due to two factors. The first nine months of 2003 included fee income of $5,577 pertaining to certain non-profitable membership programs that were discontinued in the latter part of 2003 and in the first quarter of 2003 we recognized $3,000 of fees for a one-time project. The decrease for the nine months was partially offset with an increase in fees related to growth in our extended service warranty business and an increase in our debt protection programs.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $38,179, or 6%, from $646,062 for the three months ended September 30, 2003, to $684,241 for the three months ended September 30, 2004. Total benefits, losses and expenses increased by $120,546, or 7%, from $1,832,261 for the nine months ended September 30, 2003, to $1,952,807 for the nine months ended September 30, 2004.

     Policyholder benefits increased by $50,333, or 23%, from $221,755 for the three months ended September 30, 2003, to $272,088 for the three months ended September 30, 2004. Policyholder benefits increased by $91,731, or 15%, from $632,148 for the nine months ended September 30, 2003, to $723,879 for the nine months ended September 30, 2004. The increases were primarily due to higher catastrophe losses, net of reinsurance, in 2004 from Hurricanes Charley, Frances, Ivan, and Jeanne. We incurred losses, net of reinsurance, from catastrophes of $75,500 and $10,000 for the three months ended September 30, 2004 and 2003 respectively, and $77,100 and $18,400 for the nine months ended September 30, 2004 and 2003 respectively.

     Selling, underwriting and general expenses decreased by $12,154, or 3%, from $424,307 for the three months ended September 30, 2003, to $412,153 for the three months ended September 30, 2004. Selling, underwriting and general expenses increased by $28,815, or 2%, from $1,200,113 for the nine months ended September 30, 2003, to $1,228,928 for the nine months ended September 30, 2004. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased by $26,682 and $9,896 for the three and nine months ended September 30, 2004, respectively, primarily due to a change in the mix of business. General expenses increased by $14,528 and $38,711, for the three and nine months ended September 30, 2004, respectively, primarily from increased business from our extended service contracts products and our creditor-placed homeowners insurance product.

Segment Income After Tax

     Segment income after tax decreased by $28,450, or 91%, from $31,424 for the three months ended September 30, 2003, to $2,974 for the three months ended September 30, 2004. Segment income after tax decreased by $18,509, or 18%, from $100,104 for the nine months ended September 30, 2003, to $81,595 for the nine months ended September 30, 2004.

     Income taxes decreased by $12,405, or 96%, from $12,929 for the three months ended September 30, 2003, to $524 or the three months ended September 30, 2004. Income taxes decreased by $8,512, or 18%, from $46,034 for the nine months ended September 30, 2003, to $37,522 for the nine months ended September 30, 2004. These decreases were mainly due to the decrease in pre-tax income.

Assurant Health

Overview

     The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$563,165	$506,702	$1,673,473	$1,475,537
Net investment income	16,874	11,460	50,537	36,460
Fees and other income	8,436	8,590	28,826	23,731

Total revenues	588,475	526,752	1,752,836	1,535,728

Benefits, losses and expenses:
Policyholder benefits	(350,188)	(334,681)	(1,065,032)	(965,203)
Selling, underwriting and general expenses	(165,108)	(145,677)	(498,262)	(428,580)

Total benefits, losses and expenses	(515,296)	(480,358)	(1,563,294)	(1,393,783)

Segment income before income tax	73,179	46,394	189,542	141,945
Income taxes	(25,279)	(15,768)	(64,999)	(49,353)

Segment income after tax	$47,900	$30,626	$124,543	$92,592

Loss ratio(1)	62.2%	66.1%	63.6%	65.4%
Expense ratio(2)	28.9%	28.3%	29.3%	28.6%
Combined ratio(3)	90.1%	93.2%	91.8%	93.0%
Membership by product line:
Individual			807	755
Small employer group			348	365

Total			1,155	1,120

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three and Nine Months Ended September 30, 2004 Compared to The Three and Nine Months Ended September 30, 2003

Total Revenues

     Total revenues increased by $61,723, or 12%, from $526,752 for the three months ended September 30, 2003, to $588,475 for the three months ended September 30, 2004. Total revenues increased by $217,108, or 14%, from $1,535,728 for the nine months ended September 30, 2003, to $1,752,836 for the nine months ended September 30, 2004.

     Net earned premiums and other considerations increased by $56,463, or 11%, from $506,702 for the three months ended September 30, 2003, to $563,165 for the three months ended September 30, 2004. Net earned premiums and other considerations increased by $197,936, or 13%, from $1,475,537 for the nine months ended September 30, 2003, to $1,673,473 for the nine months ended September 30, 2004. Net earned premium growth in individual health insurance business is attributable to continued sales which partially reflect the success of Health Savings Accounts that were introduced on January 1, 2004, and premium rate increases. Net earned premium growth in small employer group health insurance business is attributable to premium rate increases partially offset by decreases in membership.

     Net investment income increased by $5,414, or 47%, from $11,460 for the three months ended September 30, 2003, to $16,874 for the three months ended September 30, 2004. Net investment income increased by $14,077, or 39%, from $36,460 for the nine months ended September 30, 2003, to $50,537 for the nine months ended September 30, 2004. The average portfolio yield increased 33 basis points from 5.07% for the three months ended September 30, 2003, to 5.40% for the three months ended September 30, 2004. The average portfolio yield increased 2 basis points from 5.45% for the nine months ended September 30, 2003, to 5.47% for the nine months ended September 30, 2004. The increase in the average portfolio yield for both periods was due to higher income from real estate investments and higher prepayment fees on commercial mortgage loans, offset by the lower interest rate environment. The average invested assets increased by approximately 38% for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

     Fees and other income decreased by $154, or 2%, from $8,590 for the three months ended September 30, 2003, to $8,436 for the three months ended September 30, 2004. Fees and other income increased by $5,095, or 22%, from $23,731 for the nine months ended September 30, 2003, to $28,826 for the nine months ended September 30, 2004. The decrease in the three month was due to a one time true-up of unearned policy fees in individual markets. The nine month increase was primarily due to additional insurance policy fees and higher fee-based product sales in individual markets, such as sales of our non-insurance health access discount cards.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $34,938, or 7%, from $480,358 for the three months ended September 30, 2003, to $515,296 for the three months ended September 30, 2004. Total benefits, losses and expenses increased by $169,511, or 12%, from $1,393,783 for the nine months ended September 30, 2003, to $1,563,294 for the nine months ended September 30, 2004.

     Policyholder benefits increased by $15,507, or 5%, from $334,681 for the three months ended September 30, 2003, to $350,188 for the three months ended September 30, 2004. Policyholder benefits increased by $99,829, or 10%, from $965,203 for the nine months ended September 30, 2003, to $1,065,032 for the nine months ended September 30, 2004. The loss ratio improved 390 basis points from 66.1% for the three months ended September 30, 2003, to 62.2% for the three months ended September 30, 2004. The loss ratio improved 180 basis points from 65.4% for the nine months ended September 30, 2003, to 63.6% for the nine months ended September 30, 2004. These improvements were attributable to favorable loss experience predominantly on individual health insurance business, as well as a higher mix of individual health insurance business compared to small employer group health insurance business in 2004.

     Selling, underwriting and general expenses increased by $19,431, or 13%, from $145,677 for the three months ended September 30, 2003, to $165,108 for the three months ended September 30, 2004. Selling, underwriting and general expenses increased by $69,682, or 16%, from $428,580 for the nine months ended September 30, 2003, to $498,262 for the nine months ended September 30, 2004. The expense ratio increased 60 basis points from 28.3% for the three months ended September 30, 2003, to 28.9% for the three months ended September 30, 2004. The expense ratio increased 70 basis points from 28.6% for the nine months ended September 30, 2003, to 29.3% for the nine months ended September 30, 2004. These increases were primarily related to increased commission expense on first year individual health insurance business.

Segment Income After Tax

     Segment income after tax increased by $17,274, or 56%, from $30,626 for the three months ended September 30, 2003, to $47,900 for the three months ended September 30, 2004. Segment income after tax increased by $31,951, or 35%, from $92,592 for the nine months ended September 30, 2003, to $124,543 for the nine months ended September 30, 2004.

     Income taxes increased by $9,511, or 60%, from $15,768 for the three months ended September 30, 2003, to $25,279 for the three months ended September 30, 2004. Income taxes increased by $15,646, or 32%, from $49,353 for the nine months ended September 30, 2003, to $64,999 for the nine months ended September 30, 2004. These increases were primarily due to the increases in pre-tax income.

Assurant Employee Benefits

Overview

     The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$305,827	$297,258	$933,030	$920,296
Net investment income	37,496	34,512	110,655	104,429
Fees and other income	5,411	3,832	22,529	36,895

Total revenues	348,734	335,602	1,066,214	1,061,620

Benefits, losses and expenses:
Policyholder benefits	(224,083)	(196,910)	(697,251)	(667,683)
Selling, underwriting and general expenses	(101,618)	(104,707)	(303,700)	(319,123)

Total benefits, losses and expenses	(325,701)	(301,617)	(1,000,951)	(986,806)

Segment income before income tax	23,033	33,985	65,263	74,814
Income taxes	(8,066)	(11,894)	(23,020)	(26,185)

Segment income after tax	$14,967	$22,091	$42,243	$48,629

Loss ratio (1)	73.3%	66.2%	74.7%	72.6%
Expense ratio (2)	32.6%	34.8%	31.8%	33.3%
Net earned premiums and other considerations by major product grouping
Group dental	$128,232	$132,159	$389,952	$403,677
Group disability	115,770	102,336	354,560	321,138
Group life	61,825	62,763	188,518	195,481

Total	$305,827	$297,258	$933,030	$920,296

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three and Nine Months Ended September 30, 2004 Compared to The Three and Nine Months Ended September 30, 2003

Total Revenues

     Total revenues increased by $13,132, or 4%, from $335,602 for the three months ended September 30, 2003, to $348,734 for the three months ended September 30, 2004. Total revenues increased by $4,594, or less than 1%, from $1,061,620 for the nine months ended September 30, 2003, to $1,066,214 for the nine months ended September 30, 2004.

     Net earned premiums and other considerations increased by $8,569, or 3%, from $297,258 for the three months ended September 30, 2003, to $305,827 for the three months ended September 30, 2004. Net earned premiums and other considerations increased by $12,734, or 1%, from $920,296 for the nine months ended September 30, 2003, to $933,030 for the nine months ended September 30, 2004. Net earned premium growth is driven by our disability business. Group disability net earned premiums increased by $13,434 and $33,422 for the three and nine months ended September 30, respectively, compared to prior year. The increases are primarily driven by an increase in business written through alternate distribution sources, as well as the transition of a block of business from administrative fee only business to fully insured business. These increases in disability net earned premiums were partially offset by decreases in dental and life net earned premiums and other considerations. Group Dental net earned premiums and other considerations decreased by $3,927 and $13,725 for the three and nine months ended September 30, respectively, compared to prior year. We are maintaining pricing discipline in an increasingly competitive market which has resulted in lower sales and renewals. Group life net earned premiums decreased by $938 and $6,963 for the three and nine months ended September 30, respectively, compared to prior year. The decreases were due to the non-renewal of certain unprofitable business.

     Net investment income increased by $2,984, or 9%, from $34,512 for the three months ended September 30, 2003, to $37,496 for the three months ended September 30, 2004. Net investment income increased by $6,226, or 6%, from $104,429 for the nine months ended September 30, 2003, to $110,655 for the nine months ended September 30, 2004. The average portfolio yield decreased 20 basis points from 6.33% for the three months ended September 30, 2003, to 6.13% for the three months ended September 30, 2004. The average portfolio yield decreased 27 basis points from 6.43% for the nine months ended September 30, 2003, to 6.16% for the nine months ended September 30, 2004. The decrease in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 12% and 10%, respectively, for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

     Fees and other income increased by $1,579, or 41%, from $3,832 for the three months ended September 30, 2003, to $5,411 for the three months ended September 30, 2004. Fees and other income decreased by $14,366, or 39%, from $36,895 for the nine months ended September 30, 2003, to $22,529 for the nine months ended September 30, 2004. The decrease for the nine months ended September 30, 2004 was primarily driven by lower fee income resulting from the sale of the Workability division (See – Corporate and Other Segment), as well as the transition of a block of business from administrative fee only business to fully insured business.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $24,084, or 8%, from $301,617 for the three months ended September 30, 2003, to $325,701 for the three months ended September 30, 2004. Total benefits, losses and expenses increased by $14,145, or 1%, from $986,806 for the nine months ended September 30, 2003, to $1,000,951 for the nine months ended September 30, 2004.

     Policyholder benefits increased by $27,173, or 14%, from $196,910 for the three months ended September 30, 2003, to $224,083 for the three months ended September 30, 2004. The loss ratio has increased by 710 basis points, from 66.2% for the three months ended September 30, 2003, to 73.3% for the three months ended September 30, 2004. Policyholder benefits increased by $29,568, or 4%, from $667,683 for the nine months ended September 30, 2003, to $697,251 for the nine months ended September 30, 2004. The loss ratio increased by 210 basis points, from 72.6% for the nine months ended September 30, 2003, to 74.7% for the nine months ended September 30, 2004. These increases are primarily driven by a reduction in reserves during the three months ended September 30, 2003. During the third quarter of 2003, we completed actuarial reserve adequacy studies for the group disability, group life, and group dental products, which reflected that, in the aggregate, these reserves were redundant by $17,915. Therefore, we reduced reserves by $17,915 in the third quarter of 2003 to reflect these estimates. Also contributing to the increases in 2004 were poor experience on a single large disability case and deterioration in group dental experience, partially offset by lower group disability incidence and improved group life mortality experience.

     Selling, underwriting and general expenses decreased by $3,089, or 3%, from $104,707 for the three months ended September 30, 2003, to $101,618 for the three months ended September 30, 2004. The expense ratio has decreased by 220 basis points, from 34.8% for the three months ended September 30, 2003, to 32.6% for the three months ended September 30, 2004. Selling, underwriting and general expenses decreased by $15,423, or 5%, from $319,123 for the nine months ended September 30, 2003, to $303,700 for the nine months ended September 30, 2004. The expense ratio decreased by 150 basis points, from 33.3% for the nine months ended September 30, 2003, to 31.8% for the nine months ended September 30, 2004. The decreases are driven by the sale of the Workability division noted earlier, as well as non-recurring expenses that were incurred during 2003.

Segment Income After Tax

     Segment income after tax decreased by $7,124, or 32%, from $22,091 for the three months ended September 30, 2003, to $14,967 for the three months ended September 30, 2004. Segment income after tax decreased by $6,386, or 13%, from $48,629 for the nine months ended September 30, 2003, to $42,243 for the nine months ended September 30, 2004.

     Income taxes decreased by $3,828, or 32%, from $11,894 for the three months ended September 30, 2003, to $8,066 for the three months ended September 30, 2004. Income taxes decreased by $3,165, or 12%, from $26,185 for the nine months ended September 30, 2003, to $23,020 for the nine months ended September 30, 2004. The decreases were primarily due to the decreases in pre-tax income.

Assurant PreNeed

Overview

     The tables below present information regarding Assurant Preneed’s segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$131,836	$129,632	$401,341	$400,854
Net investment income	50,982	46,371	153,628	139,861
Fees and other income	(20)	1,167	3,515	3,655

Total revenues	182,798	177,170	558,484	544,370

Benefits, losses and expenses:
Policyholder benefits	(130,575)	(125,975)	(402,786)	(391,291)
Selling, underwriting and general expenses	(38,854)	(37,765)	(116,757)	(110,491)

Total benefits, losses and expenses	(169,429)	(163,740)	(519,543)	(501,782)

Segment income before income tax	13,369	13,430	38,941	42,588
Income taxes	(4,427)	(4,573)	(13,404)	(14,725)

Segment income after tax	$8,942	$8,857	$25,537	$27,863

Net earned premiums and other considerations by channel
AMLIC	$69,362	$68,683	$211,409	$215,848
Independent	62,474	60,949	189,932	185,006

Total	$131,836	$129,632	$401,341	$400,854

For The Three and Nine Months Ended September 30, 2004 Compared to The Three and Nine Months Ended September 30, 2003

Total Revenues

     Total revenues increased by $5,628, or 3%, from $177,170 for the three months ended September 30, 2003, to $182,798 for the three months ended September 30, 2004. Total revenues increased by $14,114, or 3%, from $544,370 for the nine months ended September 30, 2003, to $558,484 for the nine months ended September 30, 2004.

     Net earned premiums and other considerations increased by $2,204, or 2%, from $129,632 for the three months ended September 30, 2003, to $131,836 for the three months ended September 30, 2004. Net earned premiums and other considerations increased by $487, or less than 1%, from $400,854 for the nine months ended September 30, 2003, to $401,341 for the nine months ended September 30, 2004. These increases are primarily due to a change in the mix of business from limited pay sales to single pay sales, offset by a 3% decline in new sales.

     Net investment income increased by $4,611, or 10%, from $46,371 for the three months ended September 30, 2003, to $50,982 for the three months ended September 30, 2004. Net investment income increased by $13,767, or 10%, from $139,861 for the nine months ended September 30, 2003, to $153,628 for the nine months ended September 30, 2004. The average portfolio yield decreased 6 basis points from 6.35% for the three months ended September 30, 2003, to 6.29% for the three months ended September 30,

2004. The average portfolio yield decreased 16 basis points from 6.57% for the nine months ended September 30, 2003, to 6.41% for the nine months ended September 30, 2004. The decrease in the average portfolio yield for both periods was due to the lower interest rate environment. The average invested assets increased by approximately 11% and 13%, respectively, for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

     Fees and other income decreased by $1,187, or 102%, from $1,167 for the three months ended September 30, 2003, to $(20) for the three months ended September 30, 2004. Fees and other income decreased by $140, or 4%, from $3,655 for the nine months ended September 30, 2003, to $3,515 for the nine months ended September 30, 2004. The three month decrease is primarily due to a $1,100 market decline in the value of a derivative instrument, the Consumer Price Index (CPI) Cap.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $5,689, or 3%, from $163,740 for the three months ended September 30, 2003, to $169,429 for the three months ended September 30, 2004. Total benefits, losses and expenses increased by $17,761, or 4%, from $501,782 for the nine months ended September 30, 2003, to $519,543 for the nine months ended September 30, 2004.

     Policyholder benefits increased by $4,600, or 4%, from $125,975 for the three months ended September 30, 2003, to $130,575 for the three months ended September 30, 2004. Policyholder benefits increased by $11,495, or 3%, from $391,291 for the nine months ended September 30, 2003, to $402,786 for the nine months ended September 30, 2004. The increases were primarily due to the crediting of policy growth to a larger inforce block of business. This increase was partially offset by a reduction in crediting rates on the discretionary growth business which reduced policyholder benefits by $1,200 for the three months ended September 30, 2004 and $3,000 for the nine months ended September 30, 2004.

     Selling, underwriting and general expenses increased by $1,089, or 3%, from $37,765 for the three months ended September 30, 2003, to $38,854 for the three months ended September 30, 2004. Selling, underwriting and general expenses increased $6,266, or 6%, from $110,491 for the nine months ended September 30, 2003, to $116,757 for the nine months ended September 30, 2004. The increases are primarily due to additional maintenance expense on a larger inforce block of business.

Segment Income After Tax

     Segment income after tax increased by $85, or 1%, from $8,857 for the three months ended September 30, 2003, to $8,942 for the three months ended September 30, 2004. Segment income after tax decreased by $2,326, or 8%, from $27,863 for the nine months ended September 30, 2003, to $25,537 for the nine months ended September 30, 2004.

     Income taxes decreased by $146, or 3%, from $4,573 for the three months ended September 30, 2003, to $4,427 for the three months ended September 30, 2004. Income taxes decreased by $1,321, or 9%, from $14,725 for the nine months ended September 30, 2003, to $13,404 for the nine months ended September 30, 2004. The decrease for the nine months ended September 30, 2004 was primarily due to the decrease in pre-tax income.

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

     As of September 30, 2004, we had approximately $344,054 (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in force blocks of business ceded to The Hartford and John Hancock. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

     The tables below present information regarding Corporate and Other’s segment results of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Net investment income	$6,481	$12,065	$18,838	$33,666
Net realized gains on investments	2,501	7,334	22,447	14,808
Amortization of deferred gains on disposal of businesses	14,539	17,522	43,298	52,235
Fees and other income	593	8,717	1,960	9,092

Total revenues	24,114	45,638	86,543	109,801

Benefits, losses and expenses:
Selling, underwriting and general expenses	(12,832)	(8,736)	(50,848)	(33,683)
Interest expense	(15,107)	—	(41,104)	—
Loss on disposal of business	—	—	(9,232)	—
Distributions on mandatorily redeemable preferred securities of subsidiary trusts	—	(29,288)	(2,163)	(87,854)

Total benefits, losses and expenses	(27,939)	(38,024)	(103,347)	(121,537)

Segment income (loss) before income tax	(3,825)	7,614	(16,804)	(11,736)
Income taxes	3,886	(1,214)	7,318	5,833

Segment income (loss) after tax	$61	$6,400	$(9,486)	$(5,903)

For The Three and Nine Months Ended September 30, 2004 Compared to The Three and Nine Months Ended September 30, 2003

     Total revenues decreased by $21,524, or 47%, from $45,638 for the three months ended September 30, 2003, to $24,114 for the three months ended September 30, 2004. Total revenues decreased by $23,258, or 21%, from $109,801 for the nine months ended September 30, 2003, to $86,543 for the nine months ended September 30, 2004.

     Net investment income decreased by $5,584, or 46%, from $12,065 for the three months ended September 30, 2003, to $6,481 for the three months ended September 30, 2004. Net investment income decreased by $14,828, or 44%, from $33,666 for the nine months ended September 30, 2003, to $18,838 for the nine months ended September 30, 2004. These declines were mainly due to the lower interest rate environment and the decrease in average invested assets.

     Net realized gains on investments declined by $4,833, or 66%, from net realized gains of $7,334 for the three months ended September 30, 2003, to net realized gains of $2,501 for the three months ended

September 30, 2004. Net realized gains on investments improved by $7,639, or 52%, from net realized gains of $14,808 for the nine months ended September 30, 2003, to net realized gains of $22,447 for the nine months ended September 30, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains/(losses) on sales of securities. For the three months ended September 30, 2004 and 2003, we had other-than-temporary impairments of zero and $145, respectively. For the nine months ended September 30, 2004 and 2003, we had other-than-temporary impairments of $817 and $16,638, respectively. There were no individual impairments in excess of $10,000 for the three and nine months ended September 30, 2004 and 2003.

     Amortization of deferred gain on disposal of businesses decreased by $2,983, or 17%, from $17,522 for the three months ended September 30, 2003, to $14,539 for the three months ended September 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $8,937, or 17%, from $52,235 for the nine months ended September 30, 2003, to $43,298 for the nine months ended September 30, 2004. The decreases were consistent with the run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.

     Fees and other income decreased by $8,124, or 93%, from $8,717 for the three months ended September 30, 2003, to $593 for the three months ended September 30, 2004. Fees and other income decreased by $7,132, or 78%, from $9,092 for the nine months ended September 30, 2003, to $1,960 for the nine months ended September 30, 2004. Both the three and nine month decreases are primarily due to a one-time adjustment recorded in the third quarter of 2003.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $10,085, or 27%, from $38,024 for the three months ended September 30, 2003, to $27,939 for the three months ended September 30, 2004. Total benefits, losses and expenses decreased by $18,190, or 15%, from $121,537 for the nine months ended September 30, 2003, to $103,347 for the nine months ended September 30, 2004.

     Selling, underwriting and general expenses increased by $4,096, or 47%, from $8,736 for the three months ended September 30, 2003, to $12,832 for the three months ended September 30, 2004. Selling, underwriting and general expenses increased by $17,165, or 51%, from $33,683 for the nine months ended September 30, 2003, to $50,848 for the nine months ended September 30, 2004. The increase in expenses for the three and nine months ended September 30, 2004 was primarily due to an increase of $3,442 and $18,686, respectively, of costs related to being a public company. Costs related to the IPO of $3,591 are included in the $18,686.

     Interest expense increased by $15,107, or 100%, from zero for the three months ended September 30, 2003, to $15,107 for the three months ended September 30, 2004. Interest expense increased by $41,104, or 100%, from zero for the nine months ended September 30, 2003, to $41,104 for the nine months ended September 30, 2004. The increases were the result of the two senior notes that we issued in February 2004. See — Liquidity and Capital Resources.

     On May 3, 2004 we sold our WorkAbility division. We incurred a $9,232 loss on disposal of business in the second quarter of 2004.

     Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $29,288, or 100%, from $29,288 for the three months ended September 30, 2003, to zero for the three months ended September 30, 2004. Distributions on mandatorily redeemable preferred securities of subsidiary trusts decreased by $85,691, or 98%, from $87,854 for the nine months ended September 30, 2003, to $2,163 for the nine months ended September 30, 2004. The declines were due to the early redemption of $1,249,850 of mandatorily redeemable preferred securities of subsidiary trusts in December 2003 and $196,224 of mandatorily redeemable preferred securities of subsidiary trusts in January 2004.

Segment Income/(Loss) After Tax

     Segment income after tax decreased by $6,339, or 99%, from $6,400 for the three months ended September 30, 2003, to $61 for the three months ended September 30, 2004. Segment loss after tax increased by $3,583, or 61%, from $5,903 for the nine months ended September 30, 2003, to $9,486 for the nine months ended September 30, 2004.

     Income tax benefit/(expense) improved by $5,100, from an income tax expense of $1,214 for the three months ended September 30, 2003, to a income tax benefit of $3,886 for the three months ended September 30, 2004. Income tax benefit improved by $1,485, or 25%, from an income tax benefit of $5,833 for the nine months ended September 30, 2003, to an income tax benefit of $7,318 for the nine months ended September 30, 2004. These improvements are primarily due to estimated to actual tax return true-up adjustments.

Investments

     The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of
	September 30,		December 31,
	2004		2003
	(in thousands)
Fixed maturities	$9,045,812	79%	$8,728,838	80%
Equity securities	548,203	5	456,440	4
Commercial mortgage loans on real estate	1,039,914	9	932,791	9
Policy loans	66,025	1	68,185	1
Short-term investments	225,851	2	275,878	2
Other investments	508,398	4	461,473	4

Total investments	$11,434,203	100%	$10,923,605	100%

     Of our fixed maturity securities shown above, 68% and 70% (based on total fair value) were invested in securities rated “A” or better as of September 30, 2004 and December 31, 2003, respectively.

     The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of
	September 30,	December 31,
	2004	2003
	(in thousands)
Fixed maturities:
Amortized cost	$8,567,856	$8,229,861
Net unrealized gains	477,956	498,977

Fair value	$9,045,812	$8,728,838

Equities:
Cost	$540,062	$436,823
Net unrealized gains	8,141	19,617

Fair value	$548,203	$456,440

     Net unrealized gains on fixed maturity securities decreased by $21,021, or 4%, from December 31, 2003 to September 30, 2004. Net unrealized gains on equity securities decreased by $11,476, or 59%, from December 31, 2003, to September 30, 2004. The decrease in net unrealized gains was primarily due to the net effect of the change in treasury yields. The 10-year treasury yield decreased 13 basis points between

December 31, 2003 and September 30, 2004 and the 5-year treasury yield increased 15 basis points between December 31, 2003 and September 30, 2004.

     The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at September 30, 2004 and the length of time the securities have been in an unrealized loss position were as follows:

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities
Bonds	$969,102	$(11,634)	$121,430	$(3,666)	$1,090,532	$(15,300)
Equity securities
Common Stock	$501	$(68)	$8	$(4)	$509	$(72)
Non-redeemable preferred stocks	175,623	(4,838)	7,662	(627)	183,285	(5,465)

Total equity securities	$176,124	$(4,906)	$7,670	$(631)	$183,794	$(5,537)

     The unrealized loss position at September 30, 2004 consisted of approximately $15,300 in unrealized losses on fixed maturity securities and approximately $5,537 in unrealized losses on equity securities. The total unrealized loss represents less than 2% of the aggregate fair value of the related securities. Approximately 79% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 503 individual securities with 95% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $11,924.

     As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of September 30, 2004. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.

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

     Dividends paid by our subsidiaries totaled $244,030 and $99,500 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares. On June 8, 2004 and September 7, 2004, we paid a quarterly cash dividend of $0.07 per common share to stockholders of record as of May 24, 2004 and August 23, 2004, respectively. On October 22, 2004, we declared a quarterly cash dividend of $0.07 per common share. The dividend will be payable on December 7, 2004 to stockholders of record as of November 22, 2004.

     On August 2, 2004, our Board of Directors approved a share repurchase program under which we may repurchase up to 10% of our outstanding common stock. In the third quarter we repurchased 1,355,100 shares of our outstanding common stock at a cost of $35,234. The total remaining number of shares that can be repurchased pursuant to the repurchase program at September 30, 2004 was 12,871,711 shares.

     The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries excess funds in order to generate income.

     Our qualified pension plan was under-funded by $60,218 at December 31, 2003. We established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. We contributed $19,500 as of September 30, 2004 and will contribute an additional $6,500 in the fourth quarter of 2004. This funding policy will be revised annually to take into effect any assumption changes and return on plan assets. See Note 7 of Notes to the Consolidated Unaudited Interim Financial Statements included elsewhere in this report for the components of the net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003.

     In March 2004, we established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by Banc One Capital Markets, Inc. and Citigroup Global Market, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as we are in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On June 1, 2004 and August 9, 2004, we used $20,000 and $40,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on June 15, 2004 and August 20, 2004, respectively. There were no amounts relating to the commercial paper program outstanding at September 30, 2004. We did not use the revolving credit facility during the nine months ended September 30, 2004 and no amounts are currently outstanding.

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

     At the time of offering our senior notes, we entered into a registration rights agreement. The registration rights agreement required us to file a registration statement under the Securities Act of 1933 to permit the exchange of the senior notes for registered notes having nearly identical terms as the senior notes or to permit the registered resale of the senior notes. This requirement was met on May 4, 2004 when we filed a registration statement on Form S-4 with the Securities and Exchange Commission. This registration statement was declared effective on May 12, 2004. The exchange offer expired on June 15, 2004 and all of the holders exchanged their notes for the new, registered notes.

     During January 2004 we paid to participants in the Assurant Appreciation Incentive Rights Plan an aggregate of $25,000 in connection with the cash-out of all outstanding Fortis, Inc. incentive rights.

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

     The table below shows our recent net cash flows:

	For The Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
Net cash provided by (used in):
Operating activities	$607,459	$631,603
Investing activities	(568,166)	(515,530)
Financing activities	(305,117)	(182,402)

Net change in cash	$(265,824)	$(66,329)

     The key changes of the net cash outflow of $265,824 for the nine months ended September 30, 2004 were net purchases of fixed maturity securities of $1,087,863, maturities of fixed maturity securities of $767,028, issuance of debt of $971,538, issuance of common stock of $725,491, and repayment of debt of $1,750,000. The key changes of the net cash outflow of $66,329 for the nine months ended September 30, 2003 were net purchases of fixed maturity securities of $1,571,347, maturities of these securities of $976,153, net sales of short term investments of $368,114, net purchase of equity securities of $159,772, payment of dividends in the amount of $181,187, and cash from operating activities.

     At September 30, 2004, we had total debt outstanding of $995,753, as compared to $1,970,384 at December 31, 2003. At September 30, 2004 this debt consisted of $971,593 of senior notes and $24,160 of mandatorily redeemable preferred stock. At December 31, 2003 this debt consisted of $1,750,000 of two senior bridge credit facility arrangements, $196,224 of mandatorily redeemable preferred securities of subsidiary trusts, and $24,160 of mandatorily redeemable preferred stock.

     The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Nine Months Ended
	September 30,
Security	2004	2003
	(in thousands)
Mandatorily redeemable preferred securities of subsidiary trusts	$2,163	$87,854
Mandatorily redeemable preferred stock dividends and interest paid	2,759	715
Common Stock dividends	19,887	181,187

Total	$24,809	$269,756

Letters of Credit

     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had approximately $69,414 and $118,000 of letters of credit outstanding as of September 30, 2004 and December 31, 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There has been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2004.

Item 4. Controls and Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     In our most recent Form 10-K filing we discussed a dispute involving one of our subsidiaries, American Reliable Insurance Company (ARIC) arising out of certain personal accident excess of loss reinsurance programs entered into between 1995 and 1997. While the majority of the negotiations, arbitration and/or litigation between the multiple layers of reinsurers, ceding companies and intermediaries are still ongoing, ARIC and an affiliated company, Bankers Insurance Company Limited (BICL) did resolve disputes with two of its reinsurers in the 1996 and 1997 program years by means of a commutation agreement. As a result of the settlement, the two affiliated reinsurers paid ARIC and BICL $6 million and both parties agreed to release each other from any past, present or future obligations of any kind.

Item 2. Unregistered Sale of Equity Security and Use of Proceeds.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that may yet
				Part of Publicly	be Purchased under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs (2)
April 1, 2004 – April 30, 2004	—		—	—	—
May 1, 2004 – May 31, 2004	28,626	(1)	$24.75	—	—
June 1, 2004 – June 30, 2004	3,500	(1)	25.65	—	—
July 1, 2004 – July 31, 2004	—		—	—	—
August 1, 2004 – August 31, 2004	896,300	(2)	25.74	896,300	—
September 1, 2004 – September 30, 2004	458,900	(1)(2)	26.51	458,800	—

Total	1,387,326		$25.97	1,355,100	12,871,711

1 Shares were purchased by a rabbi trust pursuant to the Company’s Executive 401(k) Plan in open market purchases. The shares are held of record in the name of the trust, and continue to be considered issued and outstanding. For accounting purposes, however, these shares are classified as treasury shares and are also excluded from the calculation of basic earnings per share.

2 On August 2, 2004, the Company announced that its Board of Directors had approved a share repurchase program under which the Company may repurchase up to 10% of its outstanding common stock.

Item 5. Other Information

(a) We intend to hold our 2005 Annual Stockholder Meeting in the second quarter of 2005. Any stockholder desiring to submit a proposal for action at our 2005 Annual Stockholder Meeting, and have such proposal included in our proxy statement, must submit such proposal by certified mail, return receipt requested, to Assurant, Inc., One Chase Manhattan Plaza, 41st Floor, New York, NY 10005, Attention: Katherine Greenzang, Senior Vice President, General Counsel and Secretary. All such proposals must be received by us in writing no earlier than January 18, 2005 and no later than February 17, 2005. In addition, any stockholder proposal must comply with the rules of the Securities and Exchange Commission and our Bylaws in order to be considered for inclusion in our proxy materials.

(b) In our Annual Report on Form 10-K for the year ended December 31, 2003, we reported in “Item 11. Executive Compensation — Summary Compensation Table” the compensation of Philip Bruce Camacho as one of the Named Executive Officers. Based on the salary and bonus paid to our executive officers in 2003, Mr. Camacho should not have appeared in the Summary Compensation Table as one of the four most highly compensated executive officers, after our Chief Executive Officer, during the fiscal year ended December 31, 2003, but instead Ms. Lucinda Landreth should have been included in the table. Set forth below is the compensation information with regard to Ms. Lucinda Landreth for the fiscal years ended December 31, 2003 and 2002 (Ms. Landreth was not an Executive Officer during the third prior fiscal year), that should have been disclosed in our Summary Compensation Table.

					Long-Term
					Compensation
					Awards	Payouts
	Annual Compensation			Other Annual	Securities Underlying		All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Options	LTIP	Compensation (1)
		($)	($)	($)	(#)	($)	($)
Lucinda Landreth	2003	400,000	877,200	—	1,000	282,910	66,076
President and Chief	2002	212,307	330,804	—	1,000	—	8,000
Investment Officer

(1) Amounts shown in this column include (i) for the fiscal year ended December 31, 2003, $14,000 for Company contributions under the Assurant 401(k) Plan, $37,156 for Company contributions under the 401(k) portion of the Assurant Executive Pension and 401(k) Plan, and $14,920 in payment of the fair value for stock options to purchase Fortis, Inc.’s Series D Preferred Stock granted pursuant to the Fortis, Inc. Stock Option Plan that were cancelled on September 22, 2003; and (ii) for the fiscal year ended December 31, 2002, $8,000 for Company contributions under the Assurant 401(k) Plan.

Long-Term Incentive Plan Awards

     The following table presents information concerning long-term incentive plan awards under the Assurant Appreciation Incentive Rights Plan during the fiscal year ended December 31, 2003:

Estimated
Future Payouts
Under Non-
		Performance or	Stock Price-
	Number of Shares,	Other Period	Based Plans
	Units or Other	Until Maturation
Name	Rights (#)	or Payout	Target(1) ($)
Lucinda Landreth	- 0 -	- 0 -	- 0 -

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

     On September 29, 2004, the Company announced that Lucinda Landreth, President and Chief Investment Officer of Assurant Asset Management, will be retiring at the end of December 2004. Christopher Pagano, Executive Vice President of Assurant Asset Management, will replace Ms. Landreth as President and Chief Investment Officer of Assurant Asset Management effective January 1, 2005.

Item 6. Exhibits.

     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit
Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

Exhibit Number	Exhibit Description
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.3	Shareholders’ Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.4	Registration Rights Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.1	Amendment Number One to the Assurant, Inc. Amended and Restated 2004 Employee Stock Repurchase Plan.

10.2	Amendment Number One to the Fortis Executive Pension and 401K Plan.

10.3	Amendment Number Two to the Fortis, Inc. Supplemental Executive Retirement Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.
Date: November 10, 2004	By:	/s/ J. Kerry Clayton
		Name:	J. Kerry Clayton
		Title:	President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Robert B. Pollock
		Name:	Robert B. Pollock
		Title:	Executive Vice President and Chief Financial Officer