Form 10-K
period 2004-12-31
ASSURANT INC
filed 2005-03-31
CIK 1267238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,420 million at June 30, 2004 based on the closing sale price of $26.38 per share for the common stock on such date as traded on the New York Stock Exchange.
      The number of shares of the registrant’s Common Stock outstanding at March 4, 2005 was 139,923,659.
Documents Incorporated by Reference
      Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on June 2, 2005 (2005 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

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
      Assurant, Inc. (Assurant) is a Delaware corporation, formed in connection with the Initial Public Offering (“IPO”) of its Common Stock, which began trading on the New York Stock Exchange (“NYSE”) on February 5, 2004. Prior to that initial trading date, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was executed in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc.
      Prior to the IPO, 100% of the outstanding common stock of Fortis, Inc. was owned indirectly by Fortis N.V., a public company with limited liability incorporated as naamloze vennootschap under Dutch law, and Fortis SA/ NV, a public company with limited liability incorporated as société anonyme/naamloze vennootschap under Belgian law. Following the IPO, Fortis N.V. and Fortis SA/ NV, through a wholly owned subsidiary Fortis Insurance N.V., owned approximately 35% (50,199,130 shares) of the outstanding common stock of Assurant.
      On January 21, 2005, Fortis N.V. and Fortis SA/ NV, through a wholly owned subsidiary Fortis Insurance N.V. owned approximately 36% (50,199,130 shares) of the outstanding common stock of Assurant based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. Assurant did not receive any of the proceeds from the sale of shares of common stock. Fortis N.V. received all net proceeds from the sale and concurrently sold exchangeable bonds, due January 26, 2008, that are mandatorily exchangeable for their remaining 22,999,130 shares of Assurant. The exchangeable bonds and the shares of Assurant’s common stock into which they are exchangeable have not been and will not be registered under the Securities Act of 1933 (“Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
      In this report, references to the “Company,” “Assurant,” “we,” “us” or “our” refer to (1) Fortis, Inc. and its subsidiaries, and (2) Assurant, Inc. and its subsidiaries after the consummation of the merger described above. References to “Fortis” refer collectively to Fortis N.V. and Fortis SA/ NV. References to our “separation” from Fortis refer to the fact that Fortis reduced its ownership of our common stock in connection with the secondary offering.
Overview
      We pursue a differentiated strategy of building leading positions in specialized market segments for insurance products and related services in North America and selected international markets. We provide creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit insurance, warranties and extended service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.
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
      As a result of our strategy, we are a leader in many of our chosen markets and products. In our Assurant Solutions business, we have leadership positions or are aligned with clients who are leaders in creditor-placed homeowners insurance based on servicing volume, manufactured housing homeowners insurance based on number of homes built and debt protection administration based on credit card balances outstanding. In our Assurant Health business we were among one of the first companies to offer Medical Savings Accounts (“MSA”) and Health Savings Accounts (“HSA”). In our Assurant Employee Benefits business, we are a leading writer of group dental plans sponsored by employers based on the number of subscribers and based on the number of master contracts in force. A master contract refers to a single contract issued to an employer that provides coverage on a group basis; group members receive certificates, which summarize benefits provided and serve as evidence of membership. In our Assurant PreNeed business, we are the largest writer of pre-funded funeral insurance measured by face amount of new policies sold. We believe that our leadership positions give us a sustainable competitive advantage in our chosen markets.
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
      We organize and manage our specialized businesses through four operating business segments:

Operating Business	Principal Products		For the Year Ended
Segment	and Services	Principal Distribution Channels	December 31, 2004

Assurant Solutions			• Total revenues: $2,770 million
Specialty Property	• Creditor-placed homeowners insurance (including tracking services)	• Mortgage lenders and services	• Segment income before income tax: $183 million
	• Manufactured housing homeowners insurance	• Manufactured housing lenders, dealers and vertically integrated builders
Consumer Protection	• Debt protection administration • Credit insurance	• Financial institutions (including credit card issuers) and retailers
	• Warranties and extended service contracts	• Consumer electronics and appliance retailers • Vehicle dealerships
• Appliances • Automobiles and recreational vehicles • Consumer electronics • Wireless devices

Operating Business	Principal Products		For the Year Ended
Segment	and Services	Principal Distribution Channels	December 31, 2004

Assurant Health			• Total revenues: $2,338 million
Individual Health	• Preferred Provider Organizations (PPO) • Short-term medical insurance • Student medical insurance	• Independent agents • National accounts • Internet	• Segment income before income tax: $240 million
Small Employer Group Health	• PPO	• Independent agents
Assurant Employee Benefits	• Group dental insurance • Employer-paid • Employee-paid • Group disability insurance • Group term life insurance	• Employee benefit advisors • Brokers • DRMS(1)	• Total revenues: $1,456 million • Segment income before income tax: $96 million
Assurant PreNeed	• Pre-funded funeral insurance	• Service Corporation International (SCI) • Independent funeral homes	• Total revenues: $739 million • Segment income before income tax: $51 million

(1)	DRMS refers to Disability Reinsurance Management Services, Inc., one of our wholly owned subsidiaries that provides a turnkey facility to other insurers to write principally group disability insurance.
      We also have a Corporate and Other segment, which includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and, prior to 2004, interest income from excess surplus of insurance subsidiaries not allocated to other segments. The Corporate and Other segment also includes the amortization of deferred gains associated with the portions of the sales of Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) sold through reinsurance agreements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Corporate and Other.”
Recent Accomplishments
      Our business has exhibited strong performance in 2004, which we believe demonstrates the strength of our diversified specialty insurance operating model. We generated higher net income in 2004 than during the comparable period in 2003 and our stockholders’ equity increased by 8% from December 31, 2003 through December 31, 2004 (pro forma to include in the December 31, 2003 stockholders’ equity the $725.5 million capital contribution we received from Fortis in February 2004 in conjunction with our IPO). For the year ended December 31, 2004, we generated total revenues of $7,404 million and net income of $351 million. This was achieved in a period of unprecedented hurricane activity where we incurred substantial claims associated with these storms.
      We continued to focus on deploying our capital in an efficient manner. Using cash flow generated from operations as well as capital released as a result of our ongoing effort to consolidate legal entities, we returned capital to our stockholders through both quarterly cash dividends of $0.07 per share and the repurchase of 2.4 million outstanding shares of common stock through December 31, 2004.
      We also executed on our strategy of strengthening our existing distribution relationships and adding new partners. For example, we renewed our exclusive health insurance distribution agreement with State Farm, and expanded our agreement with General Electric signed in 2003 to provide extended service contracts on home appliances.
      Our operating segments continue to build their positions in their specialty market niches. In Assurant Solutions, we have seen top-line growth in specialty property, resulting in improved operating results due to improved loss experience when hurricane losses are excluded. Our consumer protection revenues have also grown. Extended service contract revenues in both domestic and international markets as well as international credit insurance revenues have grown as well. This growth has helped to offset the continued run-off of our U.S. credit insurance business. In Assurant Health, individual medical insurance premiums have grown significantly in 2004. Our underwriting strength and pricing discipline, combined with favorable claims development, drove combined ratios in Assurant Health to historical lows in 2004. Additionally, we have seen an increasing percentage of our individual health insurance sales sold in conjunction with HSAs. In Assurant Employee Benefits, we have continued to focus on the attractive employee-paid, or voluntary, market segment. In Assurant PreNeed, we instituted several expense management initiatives to help offset the negative impact of continued low interest rates.
      For the year ended December 31, 2004, Assurant Solutions generated total revenues of $2,770 million, versus $2,678 million for the year ended December 31, 2003. Assurant Health generated $2,338 million of total revenues for the year ended December 31, 2004, versus $2,091 million for the year ended December 31, 2003. Assurant Employee Benefits generated $1,456 million of total revenues for the year ended December 31, 2004, versus $1,450 million for the year ended December 31, 2003. Assurant PreNeed generated $739 million in total revenues for the year ended December 31, 2004, versus $723 million for the year ended December 31, 2003.
Competitive Strengths
      We believe our competitive strengths include:

•	Leadership Positions in Specialized Markets;

•	Strong Relationships with Key Clients and Distributors;

•	History of Product Innovation and Ability to Adapt to Changing Market Conditions;

•	Disciplined Approach to Underwriting and Risk Management;

•	Prudent Capital Management;

•	Diverse Business Mix and Excellent Financial Strength; and

•	Experienced Management Team with Proven Track Record and Entrepreneurial Culture.
      Leadership Positions in Specialized Markets. We are a market leader in many of our chosen markets. We hold a leading position or are aligned with clients who are leaders in creditor-placed homeowners insurance based on servicing volume, manufactured housing homeowners insurance based on number of homes built and credit insurance and debt protection administration based on credit card balances outstanding. In addition, we are market leaders in group dental plans sponsored by employers based on the number of subscribers and based on the number of master contracts in force, as well as a market leader in pre-funded funeral insurance based on face amount of new policies sold. We seek to participate in markets in which there are a limited number of competitors and that allow us to achieve a market leading position by capitalizing on our market expertise and capabilities in complex administration and systems, as well as on our established distribution relationships. We believe that our leadership positions provide us with the opportunity to generate high returns in these niche markets.
      Strong Relationships with Key Clients and Distributors. As a result of our expertise in business-to-business management, we have created strong relationships with our distributors and clients in each of the niche markets we serve. In our Assurant Solutions segment, we have strong long-term relationships in the United States with six out of the ten largest mortgage lenders and servicers based on servicing volume, three out of the six largest manufactured housing builders based on number of homes built, eight out of the ten largest general purpose credit card issuers based on credit card balances outstanding, and five out of the ten largest consumer electronics and appliances retailers based on combined product sales. Assurant Solutions’ relationships with these distributors and clients average more than ten years. In our Assurant Health segment, we have exclusive distribution relationships with leading insurance companies based on total assets, as well as relationships with independent brokers. Through exclusive distribution relationships with companies such as Insurance Placement Service, Inc. (“IPSI”), a wholly owned subsidiary of State Farm, and United Services Automobile Association (“USAA”), we gain access to a broad distribution network and a significant number of potential customers. In our Assurant PreNeed segment, we distribute our pre-funded funeral insurance products through two distribution channels: the independent channel, which distributes through approximately 2,000 funeral homes and selected third-party general agencies, and our American Memorial Life Insurance Company (“AMLIC”) channel, which distributes through an exclusive relationship with SCI in North America. Our policies are sold by licensed insurance agents or enrollers who in some cases may also be a funeral director. We believe that the strength of our distribution relationships enables us to market our products and services to our customers in an effective and efficient manner that would be difficult for our competitors to replicate.
      History of Product Innovation and Ability to Adapt to Changing Market Conditions. We are able to adapt quickly to changing market conditions by tailoring our product and service offerings to the specific needs of our clients. This flexibility has developed, in part, as a result of our entrepreneurial focus and the encouragement of management autonomy at each business segment. By understanding the dynamics of our core markets, we design innovative products and services to seek to sustain profitable growth and market leading positions. For instance, we believe we were one of the first providers of credit insurance to migrate towards fee-based debt protection solutions for our financial institution clients. This has allowed us to meet the evolving needs of our clients. It also has allowed us to continue generating profitable business despite a significant regulatory change that permitted financial institutions to offer debt protection products similar to credit insurance as part of their basic loan agreements with customers without being subject to insurance regulations. Other examples of our innovative products include: warranty products in our property business designed specifically for vertically integrated manufacturers of manufactured homes; specialty products, such as short-term health insurance, to address specific developments in the health insurance market and HSA features in our individual health products, which we were one of the first companies to offer. In addition, we developed our creditor-placed homeowners insurance business when we identified a niche market opportunity.
      Disciplined Approach to Underwriting and Risk Management. Our businesses share best practices of disciplined underwriting and risk management. We focus on generating profitability through careful analysis of risks and draw on our experience in core specialized markets. Examples of tools we use to manage our risk include our tele-underwriting program, which enables our trained underwriters to interview individual health insurance applicants over the telephone, as well as our electronic billing service in Assurant Employee Benefits, which enables us to collect more accurate data regarding eligibility of insureds. Also, at Assurant Solutions, in order to align our clients’ interests with ours and to help us to better manage risk exposure, a significant portion of Assurant Solutions’ consumer protection solutions contracts are written on a retrospective commission basis, which permits Assurant Solutions to adjust commissions based on claims experience. Under this commission arrangement, as permitted by law, compensation to the financial institutions and other agents distributing our products is predicated upon the actual losses incurred compared to premiums earned after a specific net allowance to Assurant Solutions. We also continually seek to improve and redesign our product offerings based on our underwriting experience. In addition, we closely monitor regulatory and market developments and adapt our approach as we deem necessary to achieve our underwriting and risk management goals. In Assurant Health, for example, we have exited states in which we were not achieving acceptable profitability and have re-entered states where the insurance environments have become more favorable. We are focused on loss containment, and we purchase reinsurance as a risk management tool to diversify risk and protect against unexpected events, such as catastrophes. We believe that our disciplined underwriting and risk management philosophy have enabled us to realize above average financial returns while focusing on our strategic objectives.

      Prudent Capital Management. We focus on generating above-average returns on a risk-adjusted basis from our operating activities. We invest capital in our operating business segments when we identify attractive profit opportunities in our target markets. To the extent that we believe we can achieve, maintain or improve on leadership positions in these markets by deploying our capital and leveraging our expertise and other competitive advantages, we have done so with the expectation of generating high returns. When expected returns have justified continued investment, we have reinvested cash from operations into enhancing and growing our operating business segments through the development of new products and services, additional distribution relationships and other operational improvements. In addition, when we have identified external opportunities that are consistent with these objectives, we have acquired businesses, portfolios, distribution relationships, personnel or other resources. For example, we acquired Protective Life Corporation’s Dental Benefits Division (“DBD”) in December 2001. Finally, our management has consistently taken a disciplined approach towards withdrawing capital when businesses are no longer anticipated to meet our expectations. For example, we have exited or divested a number of operations including our LTC division, which was sold to John Hancock in 2000 and our FFG division, which was sold to The Hartford Financial Service Group Inc. (“The Hartford”) in 2001. We believe we have benefited from having the discipline and flexibility to deploy capital opportunistically and prudently to maximize returns to our stockholders.
      Diverse Business Mix and Excellent Financial Strength. We have four operating business segments across distinct areas of the insurance market. These businesses are generally not affected in the same way by economic and operating trends, which we believe allows us to maintain a greater level of financial stability than many of our competitors across business and economic cycles. In addition, as of December 31, 2004, we had $24,504 million of total assets, including separate accounts, and $3,635 million of stockholders’ equity. Our domestic rated operating insurance subsidiaries have financial strength ratings of A (“Excellent”) or A- (“Excellent”) from A.M. Best, six of our domestic operating insurance subsidiaries have financial strength ratings of A2 (“Good”) or A3 (“Good”) from Moody’s and seven of our domestic operating insurance subsidiaries have financial strength ratings of A (“Strong”) or A- (“Strong”) from Standard and Poors (“S&P”). We employ a conservative investment policy and our portfolio primarily consists of high grade fixed income securities. As of December 31, 2004, we had $12,148 million of investments, consisting primarily of investment grade bonds with an average rating of “A”. We believe our solid capital base and overall financial strength allow us to distinguish ourselves from our competitors and continue to enable us to attract clients that are seeking long-term financial stability.
      Experienced Management Team with Proven Track Record and Entrepreneurial Culture. We have a talented and experienced management team both at the corporate level and at each of our business segments.
      Our management team is led by our President and Chief Executive Officer, J. Kerry Clayton, who has been with our Company or its predecessors for 34 years. Our senior officers have an average tenure of approximately 21 years with our Company and close to 26 years in the insurance and related risk management business. Our management team has successfully managed our business and executed on our specialized niche strategy through numerous business cycles and political and regulatory challenges. Our management team also shares a set of corporate values and promotes a common corporate culture that we believe enables us to leverage business ideas, risk management expertise and focus on regulatory compliance across our businesses. At the same time, we reward and encourage entrepreneurship at each business segment, accomplished in part by our long history of utilizing performance-based compensation systems.
Growth Strategy
      Our objective is to achieve superior financial performance by enhancing our leading positions in our specialized niche insurance and related businesses. We intend to achieve this objective by continuing to execute the following strategies in pursuit of profitable growth:

•	Enhance Market Position in Our Business Lines;

•	Develop New Distribution Channels and Strategic Alliances;

•	Deploy Capital and Resources to Maintain Flexibility and Establish or Enhance Market Leading Positions;

•	Maintain Disciplined Pricing Approach; and

•	Continue to Manage Capital Prudently.
      Enhance Market Position in Our Business Lines. We have leading market positions in several of our business lines. We have been selective in developing our product and service offerings and will continue to focus on providing products and services to those markets that we believe offer attractive growth opportunities. We will also seek to continue penetrating our target markets and expand our market positions by developing and introducing new products and services that are tailored to the specific needs of our clients. For example, we are developing products that are targeted to purchasers of recreational vehicles, cell phones and other consumer products. In addition, we will continue to market our products to our existing client base and seek to identify clients in new target markets such as Brazil, Mexico, Argentina, Germany and other countries with emerging middle class populations.
      Develop New Distribution Channels and Strategic Alliances. We have a strong, multi-channel distribution network already in place with leading market participants. These relationships have been critical to our market penetration and growth. We will continue to be selective in developing new distribution channels as we seek to expand our market share, enter new geographic markets and develop new niche businesses. For example, we have entered into a strategic alliance with GE Consumer Products, which has enabled us to sell and administer extended service contracts for consumer electronics, major appliances and other consumer goods to General Electric’s customers.
      Deploy Capital and Resources to Maintain Flexibility and Establish or Enhance Market Leading Positions. We seek to deploy our capital and resources in a manner that provides us with the flexibility to grow internally through product development, new distribution relationships and investments in technology, as well as to pursue acquisitions. As we expand through internal growth and acquisitions, we intend to leverage our expertise in risk management, underwriting and business-to-business management, as well as our technological capabilities in running complex administration systems and support services.
      Maintain Disciplined Pricing Approach. We intend to maintain our disciplined pricing approach by seeking to focus on profitable products and markets and by pursuing a flexible approach to product design. We continuously evaluate the profitability of our products, and we will continue to pursue pricing strategies and adjust our mix of businesses by geography and by product so that we can maintain attractive pricing and margins. We seek to price our products at levels in order to achieve our target profit objectives.
      Continue to Manage Capital Prudently. We intend to manage our capital prudently relative to our risk exposure to maximize profitability and long-term growth in stockholder value. Our capital management strategy is to maintain financial strength through conservative and disciplined risk management practices. We do this through product design, strong underwriting and risk selection and prudent claims management and pricing. In addition, we will maintain our conservative investment portfolio management philosophy and properly manage our invested assets in order to match the duration of our insurance product liabilities. We will continue to manage our business segments with the appropriate level of capital required to obtain the ratings necessary to operate in their markets and to satisfy various regulatory requirements. We will also continue to evaluate ways to reduce costs in each of our business lines, including by streamlining the number of legal entities through which we operate.
Operating Business Segments
      Our business is comprised of four operating business segments: Assurant Solutions; Assurant Health; Assurant Employee Benefits; and Assurant PreNeed. We also have a Corporate and Other segment. Our business segments and the related net earned premiums and other considerations and fees and other income and segment income before income tax generated by those segments are as follows for the periods indicated:
Net Earned Premiums and Other Considerations and
Fees and Other Income by Business Segment

	For the Year Ended		For the Year Ended
	December 31, 2004		December 31, 2003

		Percentage		Percentage
	$ (In Millions)	of Total	$ (In Millions)	of Total

Assurant Solutions:
Specialty Property	$809	12%	$765	12%
Consumer Protection	1,776	27	1,726	27

Total Assurant Solutions	2,585	39	2,491	39
Assurant Health:
Individual	1,243	19	1,060	17
Small Employer Group	1,027	15	982	15

Total Assurant Health	2,270	34	2,042	32
Assurant Employee Benefits	1,306	19	1,310	21
Assurant PreNeed	533	8	535	8
Corporate and Other	2	—	11	—

Total Business Segments	$6,696	100%	$6,389	100%

Segment Income (Loss) Before Income Tax by Business Segment

	For the Year Ended		For the Year Ended
	December 31, 2004		December 31, 2003

		Percentage		Percentage
	$ (In Millions)	of Total	$ (In Millions)	of Total

Assurant Solutions	$183	34%	$189	73%
Assurant Health	240	45	185	71
Assurant Employee Benefits	96	18	96	37
Assurant PreNeed	51	10	55	21
Corporate and Other	(34)	(7)	(265)	(102)

Total Business Segments	$536	100%	$260	100%

      The amount of our total revenues, segment income before and after income tax and total assets by segment and the amount of our revenues and long-lived assets by geographic region is set forth in Note 21 to our consolidated financial statements.

Assurant Solutions
      Assurant Solutions, which we began operating with the acquisition of American Security Group in 1980, has leadership positions or is aligned with clients who are leaders in creditor-placed homeowners insurance and related mortgage tracking services based on servicing volume, manufactured housing homeowners insurance based on number of homes built and debt protection administration based on credit card balances outstanding. We develop, underwrite and market our specialty insurance products and services through collaborative relationships with our clients (financial institutions, mortgage lenders and servicers, retailers, manufactured housing and automobile dealers, utilities and other entities) to their customers. We serve our clients throughout North America, the Caribbean and selected countries in South America and Europe.
      Our principal business lines within our Assurant Solutions segment have experienced growth in varying degrees. Growth in premiums in the homeowners market has been driven by increased home purchase activity due to the low interest rate environment, appreciation in home values, an increasing percentage of the population purchasing homes and mortgage industry consolidation. We have also experienced growth in our extended service contract and international businesses due to the acquisition of new clients as well as the expansion of our relationships with our existing clients. The manufactured housing market has been more challenging because of a more restrictive lending environment with fewer lenders extending credit and increasingly strict underwriting standards being applied since the late 1990’s. Finally, the domestic consumer credit insurance market has been contracting due to an adverse regulatory environment; however, this decline has been offset somewhat by growth in the debt protection market. This adverse regulatory environment has included, in the last few years, many state regulatory interpretations that impose rigorous agent licensing requirements for employees of lenders who offer credit insurance products as well as federal legislation which dissuades, and various state laws that either dissuade or prohibit, financial institutions from financing single premium credit or other credit insurance on consumer or home loans secured by real estate.
      In Assurant Solutions, we provide specialty property and consumer protection products and services. In our specialty property solutions division, our strategy is to further develop our creditor-placed homeowners and manufactured housing homeowners insurance products and related services in order to maintain our leadership position or relationships with clients who are leaders and to gain market share in the mortgage and manufactured housing industries, as well as to develop our renters’ insurance product line. Renters’ insurance generally provides coverage for the contents of a renter’s home or apartment and for liability. In our consumer protection solutions division, we intend to continue to focus on being a low-cost provider of debt protection administration services, to leverage our administrative infrastructure with our large customer base clients and to manage the switch from credit insurance programs to debt protection programs in the United States. In addition, our consumer protection solutions division offers a variety of warranties and extended service contracts on consumer electronics, personal computers, appliances and vehicles.
      The following table provides net earned premiums and other considerations and fees and other income for Assurant Solutions for the periods indicated:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Net earned premiums and other considerations:
Specialty Property	$769	$733	$552
Consumer Protection	1,680	1,629	1,525

Total	2,449	2,362	2,077
Fees and other income	136	129	119

Total	$2,585	$2,491	$2,196

Products and Services
      Specialty Property Solutions. We underwrite a variety of creditor-placed and voluntary homeowners insurance as well as property coverages on manufactured housing, specialty automobiles, including antique automobiles, recreational vehicles, including motorcycles and watercraft, and leased and financed equipment. We also offer complementary programs such as flood insurance, renters’ insurance and various other property coverages. We are a leading provider of creditor-placed and other collateral protection insurance programs based on number of loans serviced. These other collateral protection insurance programs may include those that protect a lender’s interest in homes, manufactured homes and automobiles. We also offer administration services for some of the largest mortgage lenders and servicers, manufactured housing lenders, dealers and vertically integrated builders and equipment leasing institutions in the United States. Many of our products and services are sold in conjunction with the sale or lease of the underlying property, vehicle or equipment by our clients. Our market strategy is to establish relationships with institutions who are leaders in their chosen markets and therefore can effectively and efficiently distribute our products and services to large customer bases.
      The homeowners insurance product line is our largest line in the specialty property solutions division and accounted for approximately 17.1% of Assurant Solutions’ net earned premiums and other considerations for the year ended December 31, 2004. The primary program within this line is our creditor-placed homeowners insurance. Creditor-placed homeowners insurance generally consists of fire and dwelling insurance that we provide to ensure collateral protection to a mortgage lender in the event that a homeowner fails to purchase or renew homeowners insurance on a mortgaged dwelling. In our typical arrangements with our mortgage lender and servicer clients, we agree that we will monitor the client’s mortgage loan portfolio over time to verify the existence of homeowners insurance protecting the lender’s interest in the underlying properties. We have developed a proprietary insurance tracking and administration process to verify the existence of insurance on a mortgaged property. In situations where such mortgaged property does not have appropriate insurance and after notification to the mortgage holder of the failure to have such insurance, we issue creditor-placed insurance policies to ensure the mortgaged property is protected.
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
      The second largest specialty property line in the specialty property solutions division is homeowners insurance for owners of manufactured homes, which accounted for approximately 8.6% of Assurant Solutions’ net earned premiums and other considerations for the year ended December 31, 2004. We primarily distribute our manufactured housing insurance programs utilizing three marketing channels. Our primary channel is the nation’s leading manufactured housing retailers based on number of homes built. Through our proprietary premium rating technology, which is integrated with our clients’ sales process, we are able to offer our property coverages at the time the home is being sold, thus enhancing our ability to penetrate the new home point-of-sale market place. We also offer our programs to independent specialty agents who distribute our products to individuals subsequent to new home purchases. Finally, we perform the collateral tracking, homeowners insurance placement and administration services for these leading manufactured housing lending organizations. Through these collaborative relationships, we place our homeowners coverage on the manufactured home in the event that the homeowner fails to obtain or renew homeowners coverage on the home. In a typical arrangement with a manufactured housing lending organization, we agree to monitor the organization’s portfolio of loans over time to verify the existence of homeowners insurance protecting the organization’s interest in the underlying manufactured homes.
      We also provide voluntary homeowners insurance and voluntary manufactured housing homeowners insurance, which generally provide comprehensive coverage for the structure, contents and liability, as well as coverage for floods.
      Consumer Protection Solutions. We offer a broad array of credit insurance programs, debt protection services and product warranties and extended service contracts, all of which are consumer-related, both domestically and in selected international markets. Consumer protection products and services accounted for approximately 68.6% of Assurant Solutions’ net earned premiums and other considerations for the year ended December 31, 2004. Credit insurance and debt protection programs generally offer a consumer a convenient option to protect a credit card or installment loan in the event of a disability, unemployment or death so that the amount of coverage purchased equals the amount of outstanding debt. Under the credit insurance program, the loan or credit card balance is paid off in the case of death and, in the case of unemployment or disability, payments are made on a loan until the covered holder is employed again or medically able to return to work. Under the terms and conditions of a debt protection agreement, the monthly interest due from a customer may be waived or the monthly payments may be paid for a covered life event, such as disability, unemployment or family leave. Most often in the case of the death of a covered account holder, the debt is extinguished under the debt protection program. Coverage is generally available to all consumers without the underwriting restrictions that apply to term life insurance. Term life insurance is life insurance written for a specified period and under which no cash value is generally available on surrender, such as medical examinations and medical history reports. We are the exclusive provider of debt protection administration services and credit insurance for eight of the ten largest general purpose credit card issuers based on credit card balances outstanding.
      Almost all of the largest credit card issuing institutions in the United States have switched from offering credit insurance to their credit card customers to offering their own banking-approved debt protection programs. Assurant Solutions has been able to maintain all of its major credit card clients as they switched from our credit insurance programs to their debt protection programs. We earn fee income rather than net earned premiums from our debt protection administration services. In addition, margins are lower in debt protection administration than in traditional credit insurance programs. However, because debt protection is not an insurance product, certain costs, such as regulatory costs and costs of capital, are expected to be eliminated as the transition from credit insurance to debt protection administration services continues. The fees from debt protection administration do not fully compensate for the decrease in credit insurance premiums. In addition, we continue to provide credit insurance programs for many leading retailers, consumer finance companies and other institutions who are involved in consumer lending transactions. For the year ended December 31, 2004 compared to the year ended December 31, 2003, our net earned premiums in the U.S. credit insurance business decreased by approximately $56.7 million while debt protection fee income increased by $5.1 million. However, the decrease in credit insurance net earned premiums is not analogous to the increase in debt protection fee income because in the credit insurance business we bear insurance risk and pay claims, whereas in the debt protection business we bear no insurance risk and we collect fees for the administrative services we render.
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
      In the United States, we have strong distribution relationships with six out of the ten largest mortgage lenders and servicers based on servicing volume, four out of the seven largest manufactured housing builders based on number of homes built, eight out of the ten largest general purpose credit card issuers based on credit card balances outstanding and five out of the ten largest consumer electronics and appliances retailers based on combined product sales, with an average relationship of at least ten years.

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
      Also, a significant portion of Assurant Solutions’ consumer protection solutions contracts are written on a retrospective commission basis, which permits Assurant Solutions to adjust commissions based on claims experience. Under this commission arrangement, as permitted by law, compensation to the financial institutions and other clients is predicated upon the actual losses incurred compared to premiums earned after a specific net allowance to Assurant Solutions, which we believe aligns our clients’ interests with ours and helps us to better manage risk exposure.
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

Assurant Health
      Assurant Health, which we began operating in 1978, is a writer of individual and short-term major medical health insurance. We also provide small employer group health insurance to employer groups primarily of two to 50 employees in size, and health insurance plans to full-time college students. We serve more than 1.1 million people throughout the United States. We were one of the first companies to offer the MSA feature as part of our individual health products and, due to the enactment of the Medicare Prescription and Modernization Act (“The Act”), effective January 1, 2004, we began to offer an HSA feature instead of the MSA feature. HSAs are tax-sheltered savings accounts earmarked for medical expenses and are established in conjunction with one of our qualified high deductible health plans.
      We expect growth in the health insurance market to be driven by inflation and increases in the cost of providing medical care as well as growth in demand for individual and small group medical products. We generally expect medical cost inflation to be a principal driver of growth in this market; however, reduced funding of health insurance by employers and the increasing attractiveness and flexibility of MSAs could create opportunities for the individual medical insurance market to expand. We believe that the number of persons covered by individually purchased health insurance as well as the number of small employer groups in the United States will increase primarily as a result of the recently passed The Act, which includes a provision for HSAs that we believe will increase health insurance options available to consumers and make health insurance more affordable.
      At Assurant Health, we intend to continue to concentrate on developing our product capabilities in the individual health insurance market. From 2000 through 2004, we increased the relative percentage of individual health insurance products to our total health insurance products from approximately 30% of premium dollars to approximately 55% of premium dollars. We have a variety of distribution relationships focused on the individual health insurance market. We seek to maintain the lowest combined ratio of any of our major competitors serving the health care financing needs of individuals, families and small employer groups. We have made progress in achieving this goal and believe we currently have one of the lowest combined ratios in our industry based on the reported results of publicly-traded managed care and health insurance companies as of September 30, 2004.
      The following table provides net earned premiums and other considerations, fees and other income and other operating data for Assurant Health for the periods and as of the dates indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(In millions except membership data)
Net earned premiums and other considerations:
Individual	$1,215	$1,036	$880
Small employer group	1,016	973	954

Total	2,231	2,009	1,834
Fees and other income	39	33	23

Total	$2,270	$2,042	$1,857

Operating statistics:
Loss ratio(1)	63.8%	65.6%	66.6%
Expense ratio(2)	29.7%	28.9%	29.4%
Combined ratio(3)	92.4%	93.3%	95.2%
Membership by product line (in thousands):
Individual	782	761	670
Small employer group	333	376	355

Total membership	1,115	1,137	1,025

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

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
      At December 31, 2004 and December 31, 2003, we had total in force medical policies of 322,300 and 306,400, respectively, covering approximately 649,000 and 613,000 individuals, respectively. Approximately 21% of the members covered by individual health insurance policies we sold in 2003 included an MSA and approximately 37% of the members covered by individual health insurance policies we sold in the year ended December 31, 2004 were sold in conjunction with an HSA.
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
      Small Employer Health Insurance Products. Our small employer market primarily includes companies with two to 50 employees, although larger employer coverage is available. Our average group size, as of December 31, 2004, was approximately five employees.
      Substantially all of the small employer health insurance products that we sold in 2004 and 2003 were PPO products. At December 31, 2004 and December 31, 2003, we had total in force medical certificates of 182,500 and 204,000, respectively, covering approximately 333,000 and 376,000 individuals, respectively. The number of small employer groups as of December 31, 2004 and December 31, 2003 was approximately 33,900 and 37,700, respectively.
      We offer Health Reimbursement Accounts, which are employer-funded accounts provided to employees for reimbursement of qualifying medical expenses. We also offer certain ancillary products to meet the demands of small employers for life insurance, short-term disability insurance and dental insurance. In addition, beginning in January 2004, we began offering HSA products to individuals and small employer groups.

Marketing and Distribution
      Our health insurance products are principally marketed to an extensive network of independent agents by Assurant Health distributors. Approximately 165,000 agents had access to Assurant Health products during 2004. We also market our products to individuals through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. In addition, we market our products through NorthStar

Marketing, a wholly owned affiliate that proactively seeks business directly from independent agents. Since 2000, Assurant Health has had an exclusive national marketing agreement with IPSI, a wholly owned subsidiary of State Farm, pursuant to which IPSI captive agents market Assurant Health’s individual health products. Captive agents are representatives of a single insurer or group of insurers who are obligated to submit business only to that insurer, or at a minimum, give that insurer first refusal rights on a sale. The term of this agreement with IPSI will expire in June 2008, but may be extended if agreed to by both parties. In addition, Assurant Health has an exclusive distribution relationship with USAA to market Assurant Health’s individual health products. The agreement that provides for our arrangement with USAA terminates in July 2005, but may be extended for a one-year period if agreed to by both parties. All of these arrangements have four-year terms from their commencement dates and are generally terminable upon bankruptcy or similar proceeding or a breach of a material provision by either party. Additionally, some of these arrangements permit termination after a specified notice period. We also have a solid relationship with Health Advocates Alliance (“HAA”), the association through which we provide many of our individual health insurance products through Assurant Health’s agreement with HAA’s administrator National Administration Company (“NAC”), Inc. The term of this agreement with NAC will expire in September 2006, but will be automatically extended for an additional two-year term unless prior notice of a party’s intent to terminate is given to the other party. Assurant Health also has had a long-term relationship with Rogers Benefit Group, a national marketing organization through which we offer our products through 60 of their offices. Short-term medical insurance and student health coverage plans are also sold through the Internet by Assurant Health and numerous direct writing agents.

Underwriting and Risk Management
      Assurant Health’s underwriting and risk management capabilities include pricing discipline, policy underwriting, renewal optimization, development and retention of provider networks and claims processing.
      In establishing premium rates for our health care plans, we use underwriting criteria based upon our accumulated actuarial data, with adjustments for factors such as claims experience and member demographics to evaluate anticipated health care costs. Our pricing considers the expected frequency and severity of claims and the costs of providing the necessary coverage, including the cost of administering policy benefits, sales and other administrative costs. State rate regulation significantly affects pricing. Our health insurance operations are subject to a variety of legislative and regulatory requirements and restrictions covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving a health insurer’s proposed rates. In addition, Health Insurance Protability and Accountability Act of 1996 (“HIPAA”) requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups and limits exclusions based on existing conditions.
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

      Provider network contracts are a critical dimension in controlling medical costs since there is often a significant difference between a network negotiated rate and the non-discounted rate. To this end, we retain provider networks through a variety of relationships, which include leased networks that contract directly with individual health care providers, proprietary contracts and Private Health Care Systems, Inc. (PHCS). PHCS is a national private company that maintains a provider network, which consisted of approximately 4,200 hospitals and approximately 450,000 physicians as of December 31, 2004. Assurant Health was a co-founder of PHCS, and as of December 31, 2004 we owned approximately 38% of the company. PHCS has a staff solely dedicated to provider relations.
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
      Effective July 1, 2003, Assurant Health transitioned its pharmacy benefits management function to Medco Health Solutions, formerly known as Merck-Medco. Medco Health Solutions has established itself as a leader in its industry with more than 60,000 participating pharmacies nationwide. Through Medco Health Solutions’ advanced technology platforms, Assurant Health is able to access information about customer utilization patterns on a more timely basis to improve its risk management capabilities. In addition to the technology-based advantages, Medco Health Solutions allows us to purchase our pharmacy benefits at competitive prices. Our agreement with Medco Health Solutions expires June 30, 2007. Assurant Health also utilizes co-payments and deductibles to reduce prescription drug costs.
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
      In our core benefits business, we focus on employer-sponsored programs for employers with typically between 20 and 1,000 employees. We are willing to write programs for employers with more than 1,000 covered employees when they meet our risk profile. At December 31, 2004, substantially all of our coverages in force and 77% of our annualized premiums in force were for employers with less than 1,000 employees. We have a particularly strong emphasis on employers with under 250 employees, which represented approximately 97% and 60% of our in force coverages and premiums, respectively, as of December 31, 2004. Our average in force case size was 58 enrolled employees as of December 31, 2004.
      We believe that the small employer market is growing, and that there is no dominant player in the small group market. We believe that growth in our Assurant Employee Benefits segment will be principally driven by increases in the numbers of employees enrolled in our plans, inflation and increases in the cost of providing dental care and, for our group disability and term life business, increases in salaries. We believe that increased penetration of our target employer base could generate growth for this segment. According to the 2004 National Compensation Survey conducted by the Bureau of Labor Statistics, U.S. Department of Labor, in March 2004, 40% of full-time non-agricultural private industry employees lack employer provided or sponsored life insurance coverage, 54% lack short-term disability coverage, 64% lack long-term disability coverage and 54% lack dental coverage. During 2003, according to National Association of Dental Plans and Life Insurance Marketing Research Association studies, approximately $7.5 billion in annualized premiums of group dental, disability and life insurance was sold in the United States. Exclusive of group dental, for which historical data from these sources is not available, the average annual growth rate in sales of the remaining group products for 2000 through 2003 was 4.1% per year. We believe that our broad product and distribution coverage and our expertise in small case underwriting will position us favorably as these markets continue to grow.
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
      The following table provides net earned premiums and other considerations, fees and other income and other operating data for Assurant Employee Benefits for the periods and as of the dates indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(In millions, except master contract data)
Net earned premiums and other considerations:
Group dental	$521	$539	$554
Group disability	506	461	400
Group life	250	256	279

Total	1,277	1,256	1,233
Fees and other income	29	54	74

Total	$1,306	$1,310	$1,307

Operating statistics:
Loss ratio(1)	74.4%	73.3%	76.6%
Expense ratio(2)	31.4%	33.1%	32.3%
Premium persistency ratio(3)	81.1%	79.9%	79.9%
Number of direct master contracts (rounded to the nearest 100):
Group dental	25,100	29,300	30,300
Group disability	24,200	25,400	27,300
Group life	25,300	25,200	25,600

Total	74,600	79,900	83,200

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The premium persistency ratio is equal to the rate at which existing business for all issue years at the beginning of the period remains in force at the end of the period. The calculation for the year ended December 31, 2002 excludes the DBD of Protective Life Corporation.

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
      Success in the group dental business requires strong provider network development and management skills, a focus on expense management and a claim system capable of efficiently and accurately adjudicating high volumes of transactions. We have developed local managed care networks in 25 states.
      In addition to fully insured dental benefits, we also offer Administrative Services Only (“ASO”) for self-funded dental plans. Under these arrangements, the employers or plan sponsors pay Assurant Employee Benefits a fee for providing these services. As of December 31, 2004, our block of this business consisted of approximately 200 groups and approximately 83,000 covered employees and, for the year ended December 31, 2004, generated $4.3 million of fee revenue.
      As of December 31, 2004 and December 31, 2003, we had approximately 25,100 and 29,300 group dental plans insured or administered through this segment, respectively, covering or involving approximately 1.3 million and 1.4 million members, respectively.
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
      As of December 31, 2004 and 2003, we had approximately 37,300 and 37,500 group disability plans in force, reinsured or administered on an ASO basis, covering approximately 2.8 million and 2.7 million enrolled employees, respectively.
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
      As of December 31, 2004 and 2003, we had approximately 25,300 and 25,200 group life plans in force, respectively, covering approximately 1.7 million enrolled employees in each year.

Marketing and Distribution
      We distribute the products of Assurant Employee Benefits primarily through approximately 173 group sales representatives, located in 37 offices in or near major U.S. metropolitan areas. These representatives work through independent employee benefits advisors, including brokers and other intermediaries, to reach our customers, who are primarily small to medium-sized employers. DRMS employs an independent distribution arm tailored to its needs. Our marketing efforts concentrate on the identification of the employee benefit needs of our targeted customers, the development of tailored products and services designed to meet those needs, the alignment of our Company with select brokers and other intermediaries who value our approach to the market, and the promotion of our Company’s brand.
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

      Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters. Group products are typically written with an initial rate guarantee of two years for disability and life insurance and one year for other group products. They are also written on a guaranteed renewable basis, meaning that they are renewable at the option of the policyholder for a specified number of years, with the right, upon expiration of the guarantee, to re-price to reflect the aggregate experience of our block of business and, where credible, the experience of the group. Credibility in this context means the assessment of the likelihood that the past history of the group is predictive of the future experience of the group. Credibility generally increases with group size or with the quantity of claims filed.
      The business underwritten by our Assurant Employee Benefits segment is widely dispersed across geographic areas as well as the industries insured. At December 31, 2004, our top ten states measured by percentage of in force annual premiums contributed approximately 54.6% of our total annualized premiums in force, with our largest geographic area, California, contributing 10.5%.
      Similarly, at December 31, 2004, our top ten industry segments measured by percentage of in force annual premiums, as aggregated by the first two digits of their Standard Industry Code (“SIC”), contributed approximately 49.8% of our total annualized premiums in force, with the largest contributor, health services, accounting for 9.1%.
      Our efforts are focused on facilitating claimants’ return to work through a variety of means, including physical therapy, vocational rehabilitation and retraining and workplace accommodation to assist the insured. In support of this effort, we also employ or contract with a staff of doctors, nurses and vocational rehabilitation specialists. We also utilize a broad range of outside medical and vocational experts for independent evaluations and local vocational services. Finally, we have an investigations unit focused on individuals who have or may be capable of returning to work but continue to claim benefits. Our dental business utilizes a highly automated claims system focused on rapid handling of claims, with 68% of claims adjudicated within seven calendar days for claims received from January 1, 2004 to and including December 31, 2004.
      We employ approximately 630 claims employees in locations throughout the United States dedicated to the Assurant Employee Benefits segment. We have a claims review process, including an appeals process pursuant to which policyholders can appeal claims decisions made.

Assurant PreNeed
      Assurant PreNeed, which we began operating with the acquisition of United Family Life Insurance Company in 1980, is the market leader in the United States in pre-funded funeral insurance based on face amount of new policies sold. Pre-funded funeral insurance provides whole life insurance death benefits or annuity benefits used to fund costs incurred in connection with pre-arranged funerals. An annuity is a contract that provides for periodic payments to an annuitant for a specified period of time. In the case of annuities sold by Assurant PreNeed, all the benefits under the contract are generally paid out at the death of the purchaser of the annuity. We distribute our pre-funded funeral insurance products through two separate channels, our independent channel and our AMLIC channel. Our pre-funded funeral insurance products provide benefits to cover the costs incurred in connection with pre-arranged funeral contracts and are distributed primarily through funeral homes and sold mainly to consumers over the age of 65, with an average issue age of 72. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the United States and as annuity products in Canada. Our independent channel’s target market is comprised of the 23,000 funeral firms in the United States and Canada, of which approximately 2,000 are active customers.
      With our acquisition of AMLIC in 2000, we have become the market leader in the area of pre-funded funeral insurance based on face amount of policies sold. Through our AMLIC channel, we provide the insurance products and support services for the pre-need activities of SCI, the largest funeral provider in North America based on total revenues. As of December 31, 2004, SCI operated approximately 1,200 funeral service locations, cemeteries and crematoria in North America. This commission-based arrangement is anchored by an exclusive ten-year marketing agreement, which commenced on October 1, 2000.

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
      The following table provides net earned premiums and other considerations, fees and other income and other operating data for Assurant PreNeed for the periods and as of the dates indicated:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Net earned premiums and other considerations:
AMLIC	$273	$283	$293
Independent	253	246	245

Total	526	529	538
Fees and other income	7	5	5

Total	$533	$534	$543

New face sales (life and annuity) net of reinsurance:
AMLIC	$300	$308	$392
Independent and other	309	312	319

Total	$609	$620	$711

Policies in force	1.71	1.71	1.69
Policyholder liabilities	$3,214	$2,996	$2,717

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

Marketing and Distribution
      We distribute our pre-funded funeral insurance products through two distribution channels: the independent channel, which distributes through approximately 2,000 funeral homes and selected third-party general agencies, and our AMLIC channel, which distributes through an exclusive relationship with SCI in North America. Our policies are sold by licensed insurance agents or enrollers who in some cases may also be a funeral director. As of December 31, 2004 and 2003, the face amount of our contracts sold through our AMLIC channel represented approximately 49% and 50%, respectively, of our total new life and annuity face sales in Assurant PreNeed.

Risk Management
      Assurant PreNeed generally writes whole life insurance policies with increasing death benefits and obtains the majority of its profits through interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we monitor weekly the movement in new money yields and monthly evaluate our actual net new achievable yields. This information is used to evaluate rates to be credited on applicable new and in force pre-funded funeral insurance policies and annuities. In addition, we review asset benchmarks and perform asset/liability matching studies to develop the optimum portfolio to maximize yield and reduce risk.
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
      Many of our pre-funded whole-life funeral insurance policies have increasing death benefits. As of December 31, 2004, approximately 83% of Assurant PreNeed’s in force insurance policy reserves relate to policies that provide for death benefit growth, some of which provide for minimum death benefit growth pegged to changes in the Consumer Price Index (“CPI”). Policies that have rates guaranteed to change with the CPI represented approximately 12% of Assurant PreNeed’s reserves as of December 31, 2004. We have employed risk mitigation strategies to seek to minimize our exposure to a rapid increase in inflation.
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
      For those product lines where there is exposure to catastrophes (for example, homeowners’ policies written by Assurant Solutions), we closely monitor and manage our aggregate risk exposure by geographic area and have entered into reinsurance treaties to manage our exposure to these types of events. For 2004, catastrophe reinsurance was purchased to manage our risk exposure to a hurricane loss in excess of the modeled 300-year return time loss. We maintain $160 million of catastrophic excess of loss coverage for fire, flood and personal liability risks, with a per occurrence retention of the first $25 million. In addition, Florida hurricane losses are covered by the Florida Hurricane Catastrophe Fund (FHCF), with coverage equal to 90% of $102.1 million in excess of $27.5 million. This coverage has been in place as of June 1, 2004 and will continue through May 31, 2005. Future FHCF coverage will be determined by the FHCF in accordance with Florida statutes and will depend upon Assurant Solutions’ in force Florida risks and the FHCF claims paying capacity. Also, in Assurant Employee Benefits, we have purchased catastrophic reinsurance coverage in the group term life product line of $40 million in excess of our retention of the first $20 million.
      Historically, a significant portion of Assurant Health’s business has been reinsured under non-proportional reinsurance agreements that provide for the reinsurers to indemnify us for losses in a calendar year on combined ratios up to but not exceeding 110%. We will not renew or replace this reinsurance effective as of December 31, 2004. If our loss ratios in this segment deteriorate beyond a certain level, we will not be entitled to certain reinsurance recoverables to which we were previously entitled.
      With the exception of a small block of older policy forms, all of the LTC business of John Alden, one of our subsidiaries, has been reinsured with Employers Reassurance Corporation (“ERC”), a subsidiary of General Electric. All risks and profits generated by the reinsured business have been transferred to ERC. The reserves and premium transferred are in excess of 95% of the direct long-term care amounts generated by John Alden. The remaining small block of long-term care policies in John Alden has been reinsured with John Hancock as part of the sale of that division. See “— Business Dispositions” below.
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
      In 1997, John Alden sold substantially all of its annuity operations to SunAmerica Life Insurance Company (“SunAmerica”), now a subsidiary of American International Group, Inc. In connection with the sale, John Alden reinsured its existing block of annuity policies to SunAmerica on a coinsurance basis. This coinsurance was initially on an indemnity basis and the parties agreed to transition the business to an assumption basis as soon as practical. An assumption basis is a form of reinsurance under which policy administration and the contractual relationship with the insured, as well as liabilities, pass to the reinsurer. In certain states, the transition to an assumption basis is subject to policyholder approval. To the extent that such transition does not take place with respect to any particular policy, the policy will remain reinsured on an indemnity basis. As of December 31, 2004, more than 97% of the ceded annuity reserves had either transitioned to an assumption basis or had lapsed.
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
      In addition, we complied with a John Doe summons received from the Internal Revenue Service (“IRS”) requesting information as to the identities of U.S. taxpayers that have engaged in producer-owned reinsurance company transactions in the Turks and Caicos with us. The IRS previously issued Notice 2002-70, which stated that certain tax benefits claimed in connection with producer-owned reinsurance company transactions involving credit insurance transactions with producers who own reinsurance companies located in the Turks and Caicos will be denied and is investigating whether tax benefits claimed by the taxpayers they wish to identify are available. IRS Notice 2004-65 modified Notice 2002-70 by removing these transactions from the transactions listed under that notice. This summons did not raise any issue in the investigation relating to our tax liability and we have been notified that this matter is closed.

Gross Annualized Premium, Ceded Portion and Net Amount Retained
      The following table details our gross annualized premiums and other considerations, the portion that was ceded to reinsurers and the net amount that was retained for the year ended December 31, 2004.

	For the Year Ended December 31, 2004

				Percentage
	Gross(1)	Ceded	Net	Retained

	(In millions)
Life insurance	$1,323	$550	$773	58%
Accident and health	4,844	827	4,017	83%
Property and casualty	2,590	897	1,693	65%

Total consolidated	$8,757	$2,274	$6,483

(1)	Gross includes direct plus assumed premiums.
Claims Provisions/ Reserves
      In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we establish reserves for payment of claims and claims expenses for claims that arise from our insurance policies. We maintain reserves for future policy benefits and unpaid claims expenses. Policy reserves represent the accumulation of the premiums received that are set aside to provide for future benefits and expenses on claims not yet incurred. Claim reserves are established for future payments and associated expenses not yet due on claims that have already been incurred, whether reported to us or not. Reserves, whether calculated under Accounting Principles Generally Accepted in the United States of America (“GAAP”) or Statutory Accounting Principles (“SAP”), do not represent an exact calculation of future policy benefits and expenses but are instead estimates made by us using actuarial and statistical procedures. There can be no assurance that any such reserves would be sufficient to fund our future liabilities in all circumstances. Future loss development could require reserves to be increased, which would adversely affect earnings in current and/or future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity, the incidence of disability claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors, persistency, mortality, property claim frequency and severity and the interest rates used in calculating the reserve amounts. The reserves reflected in our consolidated financial statements are calculated in accordance with GAAP.
      See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves.”
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

Organization
      The general account is managed by our asset management department, Assurant Asset Management (“AAM”). In this capacity, AAM acts as both our investment advisor and our asset manager. As investment advisor, the AAM organization oversees the design and implementation of overall investment policy. As asset manager, AAM is responsible for (i) directly investing those general account assets for which the department has in-house expertise and (ii) selecting and monitoring outside managers for those assets for which AAM has limited expertise. AAM fulfills these roles through its involvement in the establishment of risk management techniques, business segment investment policy and asset benchmark construction and through leadership and participation in our two investment oversight entities: the Company’s risk management committee and the individual business segment investment committees.
      Our risk management committee consists of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Corporate Actuary and Head of Strategic Analysis. It meets quarterly and is responsible for setting overall corporate risk tolerance for the general account. As such, it approves all investment risk limits including those affecting overall portfolio quality, liquidity, duration and asset class concentration. Additionally, it approves the use of new asset classes when appropriate and business segment asset allocation and investment policy.
      The business segment investment committees meet quarterly and are co-chaired by the business segment Chief Financial Officer and either the Co-Head of Fixed Income Investments or the Head of Mortgage and Real Estate Investments. These committees are responsible for setting appropriate asset allocation and investment policy for our specific business segments. Additionally, they monitor investment strategy, performance, pricing and liability cash flows and research and recommend the use of new asset classes.
      These committees, together with AAM, manage the overall risk parameters of our investment portfolios and seek to employ investment policies and strategies that are appropriate for and supportive of the needs of the individual businesses.
      The portfolio and investment performance results are reviewed quarterly with our board of directors.

Investment Process
      Our investment process is initiated by the strategic analysis group within AAM. This group designs an appropriate asset allocation benchmark for each portfolio that is tailored to the associated liabilities and is designed to generate the highest level of investment income available given each business segment’s overall risk tolerance. Although income is the primary objective, total return is a significant secondary objective. We operate our business through multiple legal entities. At least one portfolio is maintained for each legal entity. In addition, separate portfolios are maintained for legal entities that conduct business for more than one business segment. The maturities of the assets are selected so as to satisfy a duration corridor for each portfolio that is appropriate to its underlying liabilities. Duration is the sensitivity of the portfolio to movements of interest rates. The actual duration is dynamic and will change with time and interest rate movement, as will the liability duration. The duration corridor is chosen by analyzing various risk/reward measures from appropriate asset/liability studies. The duration of our portfolio as of December 31, 2004 and 2003 was 5.97 and 5.92 years, respectively. This represents the amalgamated duration of our four operating business segments that is directly tied to their liabilities, many of which are short-tail. It is our intent to manage the portfolios such that their durations closely match the liabilities that they support.
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
      Our investment portfolios are invested in the following key asset classes: fixed income securities, including mortgage-backed and other asset-backed securities; preferred stocks; commercial mortgage loans; and commercial real estate. The investment portfolio contains private placements, including 144A securities. Currently we hold $1,087 million in 144A securities and $220 million in other private placements. We began investing in other private placement loans in the fourth quarter of 2003 and ultimately over the next few years intend to invest $500 million in other private placements. We do not currently invest new money in equity securities; however, we may do so in the future. As of December 31, 2004, less than 1% of the fair value of our total invested assets was invested in common stock.
      Changes in individual security values are monitored on a regular basis in order to identify potential credit problems. In addition, each month the portfolio holdings are screened for securities whose market price is equal to 85% or less of their original purchase price. Management then makes their assessment as to which of these securities are other than temporarily impaired. Assessment factors include, but are not limited to, the financial condition of the issuer, any collateral held and the length of time the market value of the security has been below cost. Each quarter the watchlist is discussed at a meeting attended by members of our investment, accounting and finance departments. At this meeting, any security whose price decrease is deemed to have been other than temporarily impaired is written down to its then current market level, with the amount of the writedown reflected in our statement of operations for that quarter. Previously impaired issues are also monitored monthly, with additional writedowns taken quarterly if necessary.

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
      In order to invest in a wide variety of asset classes in our portfolio and to appropriately manage the accompanying risks, we had outsourced the management of approximately 16.1% of our portfolio’s market value as of December 31, 2004. We have engaged Wellington Management Co. for high yield investments, Spectrum Asset Management, Inc. and Flaherty & Crumrine Inc. for preferred stock investments, Prudential Private Placement Investors, LP for our private placements and Lancaster Investment Counsel and Phillips Hager & North Investment Management Ltd. for our Canadian investment portfolios.

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
      A potential loss reserve based on historical data adjusted for current expectations is maintained and is typically between 1.25% and 2.25% of commercial mortgage loans on real estate. As of December 31, 2004, the reserve was approximately 1.7% of the unpaid principal of our commercial mortgage loans, or $18 million.

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

Portfolio Composition
      Our total invested assets were $12,148 million and $11,344 million, or 50% and 47%, of our total assets, as of December 31, 2004 and December 31, 2003, respectively. Our net investment income for the year ended December 31, 2004 and the year ended December 31, 2003 was 9% and 9%, respectively, of our total revenue, excluding realized investment losses and gains. We had a net realized gain on investments of $24 million and $2 million for the year ended December 31, 2004 and December 31, 2003, respectively. Our investment portfolio consists primarily of: fixed income securities, including mortgage-backed and other asset-backed securities; preferred stocks; private placement loans, commercial mortgage loans; and commercial real estate.
      As of December 31, 2004 and December 31, 2003, fixed maturity securities accounted for 76% and 77%, respectively, of our total invested assets. The corporate bond portfolio is well diversified across industry classes.
      The following table sets forth the carrying value of the securities held in our investment portfolio at the dates indicated:

	At December 31,

	2004	2003

	(In millions)
Fixed maturities	$9,178	$8,729
Equity securities	527	456
Commercial mortgage loans on real estate at amortized cost	1,054	933
Policy loans	65	68
Short-term investments	300	276
Collateral held under securities lending	535	420
Other investments	489	462

Total	$12,148	$11,344

Investment Results
      The overall income yield on our investments after investment expenses, excluding net realized investment gains (losses), was 5.45% for the year ended December 31, 2004 and 5.61% for the year ended December 31, 2003. The overall income yield on our investments after investment expenses, including realized gains (losses), was 5.66% for the year ended December 31, 2004 and 5.63% for the year ended December 31, 2003.

      The following table sets forth the income yield and net investment income, excluding realized investment gains/(losses), for each major investment category for the periods indicated.

	For the Year Ended		For the Year Ended
	December 31, 2004		December 31, 2003

	Yield(1)	Amount	Yield(1)	Amount

	(In millions)
Fixed maturities	5.84%	$494	5.96%	$473
Equity securities	11.70%	36	7.71%	27
Commercial mortgage loans on real estate	7.48%	79	8.00%	71
Policy loans	5.76%	4	5.70%	4
Short-term investments	1.10%	3	1.41%	7
Cash and cash equivalents	0.79%	7	0.40%	3
Other investments	7.58%	36	14.48%	46

Investment income before investment expenses	5.66%	659	5.83%	631
Investment expenses		(24)		(24)

Net investment income	5.45%	$635	5.61%	$607

Total Return Fixed Maturity Portfolio(2)	6.03%		7.33%
Total Return Lehman U.S. Aggregate Index(3)	4.34%		4.10%

(1)	The yield is calculated by dividing income by average assets. The yield calculation for the year ended December 31, 2004 includes the average of asset positions as of December 31, 2003 and December 31, 2004. The yield calculation for the year ended December 31, 2003 includes the average of asset positions as of December 31, 2002 and December 31, 2003.

(2)	Total return is calculated using beginning and ending market portfolio value adjusted for external cash flows.

(3)	The actual portfolio is customized for the liabilities that it supports. It will therefore differ from the Lehman Index, both in asset allocation and duration. As of December 31, 2004, the actual portfolio had a duration of 5.97 years with 3% of the total portfolio in U.S. Government securities, 67% in U.S. credit and 13% in securitized assets. Commercial mortgages and real estate comprised the remainder of the portfolio. In contrast, the Lehman Index had a duration of 4.34 years with 36% in U.S. Government securities, 25% in U.S. credit and 39% in securitized assets.

Fixed Maturity Securities
      The amortized cost and fair value of fixed maturity securities at December 31, 2004 and 2003, by type of issuer, were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
At December 31, 2004
U.S. government and government agencies and authorities	$1,498	$31	$(5)	$1,525
States, municipalities and political subdivisions	198	20	—	218
Foreign governments	511	18	(1)	527
Public utilities	1,003	80	(1)	1,083
All other corporate bonds	5,470	362	(7)	5,825

Total	$8,680	$511	$(14)	$9,178

At December 31, 2003
U.S. government and government agencies and authorities	$1,647	$39	$(4)	$1,682
States, municipalities and political subdivisions	187	16	—	203
Foreign governments	307	12	(1)	318
Public utilities	910	74	—	984
All other corporate bonds	5,179	371	(8)	5,542

Total	$8,230	$512	$(13)	$8,729

      The following table presents our fixed maturity securities portfolio by National Association of Insurance Commissioners (“NAIC”) designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2004 and 2003, as well as the percentage based on fair value, that each designation comprises:

		At December 31, 2004			At December 31, 2003

				Percentage			Percentage
NAIC		Amortized	Fair	of Total	Amortized	Fair	of Total
Rating	Rating Agency Equivalent	Cost	Value	Fair Value	Cost	Value	Fair Value

1	Aaa/Aa/A	$5,847	$6,142	67%	$5,770	$6,074	70%
2	Baa	2,331	2,493	27%	1,964	2,110	24%
3	Ba	389	416	5%	331	361	4%
4	B	113	127	1%	122	135	2%
5	Caa and lower	—	—	0%	34	40	0%
6	In or near default	—	—	—	9	9	—

	Total	$8,680	$9,178	100%	$8,230	$8,729	100%

      The amortized cost and fair value of fixed maturity securities at December 31, 2004 and 2003, by contractual maturity are shown below:

	At December 31, 2004		At December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In millions)
Due in one year or less	$386	$391	$240	$245
Due after one year through five years	1,798	1,864	1,728	1,824
Due after five years through ten years	2,297	2,424	2,136	2,275
Due after ten years	2,544	2,822	2,199	2,425

Total	7,025	7,501	6,303	6,769
Mortgage and asset backed securities	1,655	1,677	1,927	1,960

Total	$8,680	$9,178	$8,230	$8,729

      Virtually all of our fixed maturity securities portfolio is publicly traded. Our investment portfolio contains private placements, including 144A securities. We have recently initiated the private placement program and plan to invest approximately $500 million in other privately placed securities over the next two years. Currently, we have less than 3% of our fixed maturity securities invested in other private placements, excluding 144A securities. As of December 31, 2004, approximately 92% of the fair market value of our fixed maturity securities were dollar denominated. As of December 31, 2004, we had approximately $710 (Canadian) million invested in Canadian fixed maturity securities; however, these assets directly support Canadian liabilities.

Commercial Mortgage Loans
      We have made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2004 approximately 41% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Pennslyvania. Although we have a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of our debtors to repay their loans. At December 31, 2004, the outstanding balances of commercial mortgage loans ranged in size from less than $1 million to $13 million with an average outstanding balance of $2.2 million. Loan commitments outstanding at December 31, 2004 and December 31, 2003 totaled $32 million and $76 million, respectively.

Investment Real Estate
      We also hold commercial equity real estate as part of our investment portfolio. We own real estate through real estate joint ventures and partnerships. Investments in real estate joint ventures totaled $57 million as of December 31, 2004 and 2003. Investments in limited partnership totaled $37 million and $31 million at December 31, 2004 and 2003, respectively. The main property types within our portfolio are office, industrial/warehouse and multi-family housing. At December 31, 2004, we are committed to fund additional capital contributions of $15 million to joint ventures and $14 million to certain investments in limited partnerships.
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

      Assurant Solutions has numerous competitors in its product lines, but we believe no other company participates in all of the same lines or offers comparable comprehensive capabilities. Competitors include insurance companies and financial institutions. In Assurant Health, we believe the market is characterized by many competitors, and our main competitors include health insurance companies and the Blue Cross/ Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, commercial competitors include other life insurance companies as well as not-for-profit Delta Dental plans. In Assurant PreNeed, our main competitors are two pre-need life insurance companies with nationwide representation, Forethought Financial Services and Homesteaders Life Company, and several small regional insurers. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business.
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
Ratings
      Rating organizations continually review the financial positions of insurers, including our insurance subsidiaries. Insurance companies are assigned financial strength ratings by independent rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies and are an important factor in establishing the competitive position of insurance companies. Most of our active domestic operating insurance subsidiaries are rated by A.M. Best. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “S” (Suspended). Six of our domestic operating insurance subsidiaries are also rated by Moody’s. In addition, seven of our domestic operating insurance subsidiaries are rated by S&P.
      All of our domestic operating insurance subsidiaries rated by A.M. Best have financial strength ratings of A (“Excellent”), which is the second highest of ten ratings categories and the highest within the category based on modifiers (i.e., A and A- are “Excellent”), or A- (“Excellent”), which is the second highest of ten ratings categories and the lowest within the category based on modifiers.
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
      The S&P financial strength rating for four of our domestic operating insurance subsidiaries is A (“Strong”), which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”), and for three of our domestic operating insurance subsidiaries is A- (“Strong”), which is the third highest of nine ratings categories and the lowest within the category based on modifiers.
      The objective of A.M. Best’s, Moody’s and S&P’s ratings systems is to assist policyholders and to provide an opinion of an insurer’s financial strength, operating performance, strategic position and ability to meet ongoing obligations to its policyholders. These ratings reflect the opinions of A.M. Best, Moody’s and S&P of our ability to pay policyholder claims, are not applicable to our common stock or debt securities and are not a recommendation to buy, sell or hold any security, including our common stock or debt securities. These ratings are subject to periodic review by and may be revised upward, downward or revoked at the sole discretion of A.M. Best, Moody’s and S&P.

REGULATION
United States

State Regulation

General
      Our insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to: standards of solvency that must be met and maintained, the payment of dividends, changes of control of insurance companies, the licensing of insurers and their agents, the types of insurance that may be written, guaranty funds, high risk and reinsurance pools, privacy practices, the ability to enter and exit certain insurance markets, the nature of and limitations on investments, premium rates, or restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, approval of policy forms, and the regulation of market conduct, including underwriting and claims practices.
      State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports, prepared under SAP, relating to the financial condition of companies and other matters. Financial examinations completed during the past three years with respect to our operating subsidiaries have not resulted in material negative adjustments to statutory surplus and pending financial and market conduct examinations with respect to these subsidiaries have not identified any material findings to date. Two of our subsidiaries have responded affirmatively to an NAIC survey regarding race-based premiums, resulting in examinations by two state insurance departments. This relates to actions of the subsidiaries or predecessor companies before acquisition by us. One examination has been concluded and one is still in progress and, to date, no penalties have been imposed as a result of these examinations. The amount of in force business as to which these subsidiaries charged race-based premiums is very small, representing less than 1% of our in force block of business at December 31, 2004. While we do not expect that these examinations will have a material adverse effect on us, there can be no assurance that further examinations or litigation will not occur with respect to race-based premiums.
      Recently, the insurance industry has been the subject of several investigations and increased regulatory activity by various state regulators and enforcement authorities concerning certain business practices, including the payment of contingent commissions by insurance companies to insurance brokers and agents, and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sales of group insurance products, and the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. We have received inquiries and informational requests from various insurance departments in certain states in which our insurance subsidiaries operate. To date, none of these inquiries, nor our own internal review, has resulted in any determination or finding that we have provided inflated or fictitious quotes or used improper inducements in the sale of our insurance products. For further information concerning the risks related to this and other regulatory actions and litigation see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
      At the present time, our insurance subsidiaries are collectively licensed to transact business in all 50 states and the District of Columbia, although several of our insurance subsidiaries individually are licensed in only one or a few states. We have insurance subsidiaries domiciled in the states of Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Indiana, Iowa, Kentucky, Michigan, Mississippi, Missouri, Nebraska, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Utah, Wisconsin, and in Puerto Rico.

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
      The regulation of credit insurance is also affected by judicial activity. For example, federal court decisions have enhanced the ability of national banks to engage in activities that effectively compete with our consumer credit insurance business without being subject to various aspects of state insurance regulation.

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

Regulation of Health Insurance Products
      State regulation of health insurance products varies from state to state, although all states regulate premium rates, policy forms and underwriting and claims practices to one degree or another. Most states have special rules for health insurance sold to individuals and small groups. For example, a number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverage between new business and renewal business for small groups with similar demographics. Every state has also adopted legislation that would make health insurance available to all small employer groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers. The U.S. Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review. In addition, various states are considering the adoption of “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public health care insurance. We cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on our insurance businesses and operations.
      A number of states have enacted new health insurance legislation over the past several years. These laws, among other things, mandate benefits with respect to certain diseases or medical procedures, require health insurers to offer an independent external review of certain coverage decisions and establish health insurer liability. There has also been an increase in legislation regarding, among other things, prompt payment of claims, privacy of personal health information, health insurer liability, prohibition against insurers including discretionary clauses in their policy forms and relationships between health insurers and providers. We expect that this trend of increased legislation will continue. These laws may have the effect of increasing our costs and expenses.
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
      Group PPO dental insurance policies are generally regulated in the same manner as non-PPO dental policies, except to the extent that a small number of states have chosen to restrict the difference in benefits allowable between in-network and out-of-network services. Also, some states directly regulate the operation of the PPO network by requiring separate licensing or registration for the organization that contracts with the providers of dental care. In those states, PPOs also must comply with varying levels of regulatory oversight concerning the content of PPO contracts and provider practice standards. Most of the states in which prepaid dental plans are written recognize prepaid dental plans as an activity separate from traditional insurance, because providers are compensated through capitation arrangements. In most of these states, prepaid dental plans are written by a single-purpose, single-state affiliate that holds a license distinct from the life and health insurance license required for group dental insurance policies. Entities providing prepaid plans are variously licensed as Health Maintenance Organizations (“HMO”), prepaid dental plans, limited service health plans, life and health insurers or risk-bearing PPOs, where such licenses are required. Each state has different rules regarding organization, capitalization and reporting for the separate entities, with additional variations relating to provider contracting, oversight, plan management and plan operations.
      Providers of group disability and dental insurance, like providers of group health insurance, are subject to state privacy laws, claims processing rules and “prompt pay” requirements in various states.
      As an extension of past legislative activities in the medical insurance arena, legislative and regulatory consideration, at both the federal at state levels, is being directed toward an effort to mandate what its proponents call “mental health parity” in the policy provisions of group disability insurance plans. This would require providers of group disability insurance to extend the same benefits for disabilities related to mental illness as are provided for other disabilities.
      Group benefit plans and the claims thereunder are also largely subject to federal regulation under ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the IRS and the Department of Labor. Employee Retirement Income Security Act (“ERISA”) regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA.

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
      In certain states, insurance companies offering pre-funded funeral insurance products must offer a “free-look period” of typically 30 days, during which the purchaser of the product may cancel and receive a full refund. Furthermore, in certain states, death benefits under pre-funded funeral insurance products must grow with the CPI.

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

Insurance Regulation Concerning Dividends
      The payment of dividends to us by any of our insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is the lesser of (i) 10% of the statutory surplus as of the end of the prior year or (ii) the prior year’s statutory net income. In some states, the formula is the greater amount of clauses (i) and (ii). Some states, however, have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that our subsidiaries could pay to us in 2005 without regulatory approval is approximately $364 million. Dividends paid by our subsidiaries totaled $361.7 million through December 31, 2004.

SAP
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
      SAP established by the NAIC and adopted, for the most part, by the various state insurance regulators determine, among other things, the amount of statutory surplus and statutory net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

Assessments for Guaranty Funds
      Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 3% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. A portion of these payments is recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful. These assessments are expected to increase in the future.

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

Insurance Regulatory Information System (“IRIS”)
      The NAIC IRIS was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established “usual range” of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

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

Risk-Based Capital (“RBC”) Requirements
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
      Under laws adopted by individual states, insurers having less total adjusted capital (generally, as defined by the NAIC), than that required by the relevant RBC formula will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC laws provide for four levels of regulatory action. The extent of regulatory intervention and action increases as the ratio of total adjusted capital to RBC falls. The first level, the company action level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount (or below 250%, when the insurer has a “negative trend” as defined under the RBC laws). The second level, the regulatory action level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the RBC amount. The third level, the authorized control level, authorizes the relevant insurance commissioner to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer, which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount. The fourth action level is the mandatory control level, which requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the RBC amount.
      The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2004, all of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

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

Federal Securities Regulation of Fortis Variable Insurance Product Business
      Two of our subsidiaries, Fortis Benefits Insurance Company and First Fortis Life Insurance Company, are subject to various federal securities regulations because they have been involved in the issuance of variable insurance products that are required to be registered as securities under the Securities Act. These registered insurance contracts, which are no longer being sold, have been 100% reinsured with The Hartford through modified coinsurance agreements. The Hartford now administers this closed block of business pursuant to a third-party administration agreement. Nevertheless, because these two subsidiaries are still considered the issuers of the products, they are subject to regulation by the Securities and Exchange Commission (“SEC”). As a result, they must file periodic reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are periodically examined for compliance with applicable federal securities laws by the SEC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Factors Affecting Results — Acquisitions and Dispositions of Businesses.”

HIPAA
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

The Terrorism Risk Insurance Act
      On November 26, 2002, the Terrorism Risk Insurance Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such an increase. It should be noted that an “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Secretary of the Treasury must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. The law expires automatically at the end of 2005, although legislation has been introduced to extend the law through 2007.
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

Obstruct Terrorism Act of 2001(“USA PATRIOT Act”)
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

Regulation by the Federal Reserve Board
      Fortis Bank, which is a company in the Fortis Group, obtained approval in 2002 from state banking authorities and the Federal Reserve to establish branch offices in Connecticut and New York. By virtue of the opening of these offices, the Fortis Group’s operations and investments (including the Fortis Group’s investment in us) became subject to the nonbanking prohibitions of Section 4 of the U.S. Bank Holding Company Act (“BHCA”). Except to the extent that a BHCA exemption or authority is available, Section 4 of the BHCA does not permit foreign banking organizations with U.S. branches to own more than 5% of any class of voting shares or otherwise to control any company that conducts commercial activities, such as manufacturing, distribution of goods or real estate development.

      To broaden the scope of activities and investments permissible for the Fortis Group and us, the Fortis Group in 2002 notified the Federal Reserve of its election to be a “financial holding company” for purposes of the BHCA and the Federal Reserve’s implementing regulations in Regulation Y. As a financial holding company, the Fortis Group may own shares of companies engaged in activities in the United States that are “financial in nature,” “incidental to such financial activity” or “complementary to a financial activity.” Activities that are “financial in nature” include, among other things: insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities and acting as principal, agent or broker for purposes of the foregoing.
      In connection with Fortis Bank’s establishment of U.S. branches, staff of the Federal Reserve inquired as to whether certain of our activities are financial in nature under Section 4(k) of the BHCA. In light of the Fortis Group’s contemplated divestiture of our shares, this inquiry was suspended at the Fortis Group’s and our request. To the extent that any of our activities might be deemed not to be financial in nature under Section 4(k), the Fortis Group may rely on an exemption in Section 4(a)(2) of the BHCA that permits the Fortis Group to continue to hold interests in companies engaged in activities that are not financial in nature for an initial period of two years and, with Federal Reserve approval for each extension, for up to three additional one-year periods. The Federal Reserve also has the discretion to permit the Fortis Group to hold such interests after the five-year period under certain provisions other than Section 4(a)(2). The initial two-year period under Section 4(a)(2) expired on December 2, 2004. The Fortis Group has requested an initial one-year extension of the divestiture period.
      If the Federal Reserve does not grant an extension of the divestiture period for any one-year period or if Fortis holds more than 5% of any class of our voting shares after December 2, 2007, without the consent or acquiescence of the Federal Reserve, and the Federal Reserve determined that certain of our activities are nonfinancial, the Fortis Group may be required (i) to rely on another provision of the BHCA, (ii) to close the U.S. branches of Fortis Bank, or (iii) to divest any of our shares exceeding 5% of any class of our voting shares and to divest any control over us for purposes of the BHCA.
      The Fortis Group will continue to qualify as a financial holding company so long as Fortis Bank remains “well capitalized” and “well managed,” as those terms are defined in Regulation Y. Generally, Fortis Bank will be considered “well capitalized” if it maintains tier 1 and total RBC ratios of at least 6% and 10%, respectively. The Fortis Group will be considered “well managed” if it has received at least a satisfactory composite rating of its U.S. branch operations at its most recent examination. If the Fortis Group lost and were unable to regain its financial holding company status, the Fortis Group could be required (i) to close the U.S. branches of Fortis Bank or (ii) to divest any of our shares exceeding 5% of any class of our voting securities and to divest any control over us for purposes of the BHCA.
      In addition, the Federal Reserve has jurisdiction under the BHCA over all of the Fortis Group’s direct and indirect U.S. subsidiaries. We and our subsidiaries will be considered subsidiaries of the Fortis Group for purposes of the BHCA so long as the Fortis Group owns 25% or more of any class of our voting shares or otherwise controls or has been determined to have a controlling influence over us within the meaning of the BHCA. The Federal Reserve could take the position that the Fortis Group continues to control us until the Fortis Group reduces its ownership to less than 5% of our voting shares. So long as the Fortis Group controls us for purposes of the BHCA, the Federal Reserve could require us immediately to discontinue, restructure or divest any of our operations that are deemed to be impermissible under the BHCA, which could result in reduced revenues, increased costs or reduced profitability for us.

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
      There is also legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes and similar legislation and regulations in the United States or other jurisdictions could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.
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
      MSA’s were created by U.S. Congress as a trial program in 1996. MSAs allow self-employed individuals, as well as employees of small employers (i.e., employers with 50 or fewer employees), to set aside funds on a tax-free basis for the purpose of paying eligible medical expenses, so long as such persons are covered under a high-deductible health insurance policy. MSA health insurance policies have become an important and growing product line for Assurant Health. On December 8, 2003, The Act was signed into law. The Act includes a provision providing for HSAs. In addition, the House passed a 12-month extension on MSAs, providing a transition period for the continued offering of MSAs.
      We are unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit our business.
Foreign Jurisdictions
      A portion of our business is carried on in foreign countries. We have insurance subsidiaries domiciled in Argentina, Brazil, Mexico, the Dominican Republic, the Turks and Caicos Islands and the United Kingdom. Certain subsidiaries operate in Canada under the branch system. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, our insurance subsidiaries operating in such jurisdictions must satisfy local regulatory requirements. Licenses issued by foreign authorities to our insurance subsidiaries are subject to modification or revocation by such authorities, and these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, we have been allowed to modify our operations to conform with new licensing requirements in most jurisdictions.
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
Employees
      As of March 4, 2005, we had approximately 12,000 employees. In Assurant Solutions, we have employees in Brazil, Mexico and Argentina who are represented by labor unions. None of our other employees are subject to collective bargaining agreements governing employment with us or represented by labor unions. We believe that we have an excellent relationship with our employees.

Item 2.	Properties
      We own seven properties, including five buildings that serve as headquarters locations for our operating business segments and two buildings that serve as operation centers for Assurant Solutions. Assurant Solutions has headquarters buildings located in Miami, Florida and Atlanta, Georgia. Assurant Solutions operation centers are located in Florence, South Carolina and Springfield, Ohio. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. Assurant PreNeed’s AMLIC channel has a headquarters building in Rapid City, South Dakota. We lease office space for various offices and service centers located throughout the United States and internationally, including our New York corporate office, Assurant PreNeed’s independent distribution headquarters in Atlanta and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3.	Legal Proceedings
      We are regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While we cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect on our financial condition or results of operations.
      The Assurant Solutions segment is subject to a number of pending actions, primarily in the State of Mississippi, many of which allege that our credit insurance products were packaged and sold with lenders’ products without buyer consent. The judicial climate in Mississippi is such that the outcome of these cases is extremely unpredictable. We have been advised by legal counsel that we have meritorious defenses to all claims being asserted against us. We believe, based on information currently available, that the amounts accrued for any losses are adequate.
      One of our subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, our exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. While the majority of the negotiations, arbitrations and/or litigations between the multiple layers of reinsurers, ceding companies and intermediaries are still ongoing, ARIC and an affiliated company, Bankers Insurance Company Limited (BICL), did resolve disputes with two of its reinsurers in the 1996 and 1997 program years by means of a commutation agreement. As a result of the settlement, the two affiliated reinsurers paid ARIC and BICL $6 million and both parties agreed to release each other from any past, present or future obligations of any kind.
      We were notified on August 26, 2004 that one of our employees is being investigated by the criminal division of the IRS for responses he made to questions he was asked by the IRS relating to an approximately $18 million tax reserve taken by us in 1999. At this stage, it would be speculative to predict the outcome of this investigation. However, it could result in a fine assessed against the employee and the Company, negative publicity for the Company or more serious sanctions.
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
      See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of stockholders of Assurant, Inc. during the fourth quarter of 2004.
Part II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters
Common Stock Price
      Our common stock is listed on the NYSE under the symbol “AIZ”. The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE since our initial public offering in February 2004 for the periods indicated.

Year Ended December 31, 2004	High	Low

First Quarter (from February 5, 2004)	$26.19	$23.09
Second Quarter	26.59	23.48
Third Quarter	27.03	23.86
Fourth Quarter	31.29	24.92

Year Ended December 31, 2005	High	Low

First Quarter (through March 24, 2005)	$35.01	$29.70
Holders
      On March 4, 2005, there were approximately 115 registered holders of record of our common stock, and we estimate that there were approximately 42,000 beneficial owners of our common stock. The closing price of our common stock on the NYSE on March 24, 2005 was $33.65

Shares Repurchased

					Maximum
				Total Number of	Number of Shares
				Shares Purchased as	that may yet be
	Total Number			Part of Publicly	Purchased under
	of Shares		Average Price	Announced Plans or	the Plans or
Period in 2004	Purchased		Paid per Share	Programs	Programs(2)

April	—		—	—	—
May	28,626	(1)	$24.75	—	—
June	3,500	(1)	25.65	—	—
July	—		—	—	—
August	896,300	(2)	25.74	896,300	—
September	458,900	(1)(2)	26.51	458,800	—
October	953,500	(2)	25.99	953,500	—
November	104,200	(1)(2)	26.92	102,900	—
December	100	(1)	29.81	—	—
Total	2,445,126		$26.02	2,411,500	11,815,311

(1)	Shares were purchased by a rabbi trust pursuant to the Company’s Executive 401(k) Plan in open market purchases. The shares are held of record in the name of the trust, and continue to be considered issued and outstanding. For accounting purposes, however, these shares are classified as treasury shares and are also excluded from the calculation of basic earnings per share.

(2)	On August 2, 2004, the Company announced that its Board of Directors had approved a share repurchase program under which the Company may repurchase up to 10% of its outstanding common stock.
Dividend Policy
      On February 9, 2005 we announced that our board of directors has declared a quarterly dividend of $0.07 per common shares payable on March 14, 2005 to shareholders of record as of February 28, 2005. We paid dividends of $0.07 per share of common stock on June 8, 2004, September 7, 2004 and December 7, 2004. Any determination to pay future dividends will be at the discretion of our board of directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our board of directors deems relevant.
      We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks Relating to Our Company — The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.” For the calendar year 2005, the maximum amount of dividends that our subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $364 million. Dividends paid by our subsidiaries totaled $361.7 million through December 31, 2004.
      We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would seek such approval or would obtain such approval.
      In addition, payments of dividends on the shares of common stock are subject to the preferential rights of preferred stock that our board of directors may create from time to time. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our revolving credit facilities, see “Item 1 — Business — Regulation — United States — State Regulation — Insurance Regulation Concerning Dividends and — SAP” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      In addition, our $500 million senior revolving credit facility restricts payments of dividends in the event that an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6.	Selected Financial Data
Five-Year Summary of Selected Financial Data Assurant, Inc.

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share amounts and per share data)
Consolidated Statement of Operations Data:
Revenues
Net earned premiums and other considerations	$6,482,871	$6,156,772	$5,681,596	$5,242,185	$5,144,375
Net investment income	634,749	607,313	631,828	711,782	690,732
Net realized gains (losses) on investments	24,308	1,868	(118,372)	(119,016)	(44,977)
Amortization of deferred gain on disposal of businesses	57,632	68,277	79,801	68,296	10,284
(Loss)/ Gain on disposal of businesses	(9,232)	—	10,672	61,688	11,994
Fees and other income	213,136	231,983	246,675	221,939	399,571

Total revenues	7,403,464	7,066,213	6,532,200	6,186,874	6,211,979

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share amounts and per share data)
Benefits, losses and expenses
Policyholder benefits	3,839,769	3,657,763	3,435,175	3,240,091	3,208,054
Amortization of deferred acquisition costs and value of businesses acquired	862,568	863,647	732,010	648,918	486,284
Underwriting, general and administrative expenses	2,106,618	1,965,491	1,876,222	1,846,550	2,081,816
Amortization of goodwill	—	—	—	113,300	106,773
Interest expense	56,418	1,175	—	14,001	24,726
Distributions on mandatorily redeemable preferred securities	2,163	112,958	118,396	118,370	110,142
Interest premium on redemption of preferred securities	—	205,822	—	—	—

Total benefits, losses and expenses	6,867,536	6,806,856	6,161,803	5,981,230	6,017,795
Income before income taxes and cumulative effect of change of accounting principle	535,928	259,357	370,397	205,644	194,184
Income taxes	185,368	73,705	110,657	107,591	104,500

Net income before cumulative effect of change in accounting principle	350,560	185,652	259,740	98,053	89,684
Cumulative effect of change in accounting principle(1)	—	—	(1,260,939)	—	—

Net income (loss)	$350,560	$185,652	$(1,001,199)	$98,053	$89,684

Earnings per share:
Basic and Diluted
Net income before cumulative effect of change in accounting principle	$2.53	$1.70	$2.38	$0.90	$0.85
Cumulative effect of change in accounting principle	—	—	(11.55)	—	—

Net income (loss)	$2.53	$1.70	$(9.17)	$0.90	$0.85

Dividends per share	$0.21	$1.66	$0.38	$1.00	$0.20

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share amounts and per share data)
Share Data:
Weighted average shares outstanding used in per share calculations	138,358,767	109,222,276	109,222,276	109,222,276	104,915,373
Plus: Dilutive securities	108,797	—	—	—	—

Weighted average shares used in diluted per share calculations	138,467,564	109,222,276	109,222,276	109,222,276	104,915,373

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$12,955,128	$12,302,585	$11,071,537	$10,605,861	$11,047,330
Total assets	24,503,896	24,060,016	22,634,469	24,827,436	24,392,536
Policy liabilities(2)	13,381,936	12,840,554	12,388,623	12,064,643	11,534,891
Debt	971,611	1,750,000	—	—	238,983
Mandatorily redeemable preferred securities	—	196,224	1,446,074	1,446,074	1,449,738
Mandatorily redeemable preferred stock	24,160	24,160	24,660	25,160	25,160
Total shareholder’s equity	3,635,431	2,632,103	2,555,059	3,452,405	3,367,713
Per Share Data:
Total book value per share(3)	$26.01	$24.10	$23.39	$31.61	$30.83

(1)	On January 1, 2002 we adopted FAS 142. As a result, we recognized a non-cash goodwill impairment charge of $1,261 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Significant Accounting Standard Affecting Our Business.”

(2)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.

(3)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2004 there were 139,766,177 shares of common stock outstanding. At December 31, 2003, 2002, 2001 and 2000, there were 109,222,276 shares of common stock outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.
      The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments.
      In addition, Assurant PreNeed generally writes whole life insurance policies with increasing death benefits. As of December 31, 2004, approximately 83% of Assurant PreNeed’s in force insurance policy reserves relate to policies that provide for death benefit growth that is either pegged to changes in the CPI or determined periodically at the discretion of the Company. In extended periods of declining interest rates or high inflation, there may be compression in the spread between Assurant PreNeed’s death benefit growth rates and its investment earnings. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition.

Expenses
      Our expenses primarily consist of policyholder benefits, underwriting, general and administrative expenses, and distributions on preferred securities of subsidiary trusts.
      Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (“DAC”) and value of businesses acquired (“VOBA”) and general operating expenses. For a description of DAC and VOBA, see Notes 2, 19 and 20 of the Notes to Consolidated Financial Statements included elsewhere in this report.
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
      In 2004, we granted approximately 3.9 million stock appreciation rights to our employees and directors. For every dollar by which our stock price exceeds $22.00, we will recognize an expense of approximately $3 million.
      At December 31, 2003, and December 31, 2004, we had $1,970 million and $996 million, respectively of debt and preferred stock. This has had an impact on our annual interest and dividend costs.
      We will need to comply with certification requirements under Section 404 of the Sarbanes Oxley Act as of December 31, 2005, and we expect to incur increased expenses to comply with these requirements.

Regulation
      Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. For example, some states have imposed new time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain “unfair payment practices.” If we were to be unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition. In addition, in some of our businesses, such as individual medical products, our revenues and net income will be affected by our ability to get regulatory approval for rate increases. Where rate increases are unacceptable to us, we could withdraw from a state but may for a limited period of time be required to participate in state sponsored risk pools for our former insureds who cannot get replacement policies.
      For other factors affecting our results of operations or financial condition, see “— Risk Factors.”

Acquisitions and Dispositions of Businesses
      Our results of operations were affected by the following material dispositions, including:
      On May 3, 2004, we sold the assets of our WorkAbility division of CORE, Inc. (“CORE”). We recorded a pre-tax loss on the sale of $9 million, which was included in the Corporate and Other segment.

On June 28, 2002, we sold our 50% ownership in Neighborhood Health Partnership (“NHP”) to NHP Holding LLC. We recorded pre-tax gains on sale of $11 million, which was included in the Corporate and Other segment.
Critical Accounting Estimates
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
      We believe the following critical accounting policies require significant estimates which, if such estimates are not materially correct, could affect the preparation of our consolidated financial statements. Also, see “— Reserves” for the sensitivity analysis of our significant critical accounting estimates.

Premiums

Short Duration Contracts
      Our short duration contracts are those on which we recognize revenue on a pro rata basis over the contract term. Our short duration contracts primarily include: group term life, group disability, group medical and group dental, property and warranty, credit life and disability and extended service contracts and individual medical contracts issued after 2002 in most jurisdictions.

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

Reserves
      Reserves are established according to GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liability and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.
      Reserves, whether calculated under GAAP or SAP, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.
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
      For group disability, the case reserves and the IBNR are recorded at an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premium reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.
      Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policy.
      We have exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1983. This exposure arose from a short duration contract that we discontinued writing many years ago. We carried case reserves for these liabilities as recommended by the various pool managers and bulk reserves for IBNR of $50 million (before reinsurance) and $38.9 million (after reinsurance) in the aggregate at December 31, 2004. Any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the financial statements, we believe that any changes in reserve estimates for these claims are not reasonably likely to be material. Asbestos, environmental and other general liability claim payments, net of reinsurance recoveries, were $2.3 million, $2.9 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      One of our subsidiaries, ARIC, participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to other reinsurers (retrocessionaires). ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, our exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. While the majority of the negotiations, arbitrations and/or litigations between the multiple layers of reinsurers, ceding companies and intermediaries are still ongoing, ARIC and an affiliated company, BICL did resolve disputes with two of its reinsurers in the 1996 and 1997 program years by means of a commutation agreement. As a result of the settlement, the two affiliated reinsurers paid ARIC and BICL $6 million and both parties agreed to release each other from any past, present or future obligations of any kind.
      Based on information currently available, and after consideration of the reserves reflected in the financial statements, we believe that it is not reasonably likely that any liabilities we experience in connection with these programs would have a material adverse effect on our financial condition or results of operations. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

Long Duration Contracts
      Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered, individual medical contracts sold prior to 2003 or issued in a limited number of jurisdictions and the traditional life insurance contracts within FFG are recorded at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on our experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.
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

      Future policy benefits and expense reserves for pre-funded funeral life insurance contracts are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.
DAC
      The costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium tax and certain direct marketing expenses.
      Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Short Duration Contracts
      DAC relating to property contracts, warranty and extended service contracts and single premium credit insurance contracts are amortized over the term of the contracts in relation to premiums earned.
      Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.
      Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus they are deferred and amortized over the estimated terms of the underlying contracts.
      Acquisition costs on individual medical contracts issued in most jurisdictions after 2002 and small group medical contracts consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred but rather are recorded in the statement of operations in the period in which they are incurred.

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
      Acquisition costs relating to individual medical contracts issued prior to 2003 and in a limited numbers of juridictions are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.
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
      Changes in individual security values are regularly monitored in order to identify potential problem credits. In addition, pursuant to our impairment process, each month the portfolio holdings are screened for securities whose market price is equal to 85% or less of their original purchase price. Management then makes their assessment as to which of these securities are other than temporarily impaired. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Each quarter the watchlist is discussed at a meeting attended by members of our investment, accounting and finance departments. At this meeting, any security whose price decrease is deemed to have been other than temporarily impaired is written down to its then current market level, with the amount of the writedown reflected in our statement of operations for that quarter. Previously impaired issues are also monitored monthly, with additional writedowns taken quarterly if necessary.
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

Significant Accounting Standard Affecting Our Business
      On January 1, 2002, we adopted FAS 142. As of our adoption of FAS 142, we ceased amortizing goodwill. In addition, we were required to subject our goodwill to an initial impairment test. As a result of FAS 142, we are required to conduct impairment testing on an annual basis and between annual tests if an event occurs or circumstances change indicating a possible goodwill impairment. In the absence of an impairment event, our net income will be higher as a result of not having to amortize goodwill.
      As a result of this initial impairment test, we recognized a non-cash goodwill impairment charge of $1,261 million. The impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge had no impact on cash flows or the statutory-basis capital and surplus of our insurance subsidiaries. We performed a January 1, 2003 and 2004 impairment test during the six months ended June 30, 2003 and 2004 and concluded that goodwill was not further impaired. We also performed a January 1, 2005 impairment test during the three months ended March 31, 2005 and management believes that goodwill will not be impaired.
      See “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report for a description of additional recent accounting standards that are applicable to us.
Results of Operations

Consolidated Overview
      The table below presents information regarding our consolidated results of operations:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Revenues:
Net earned premiums and other considerations	$6,483	$6,157	$5,681
Net investment income	635	607	632
Net realized gains (losses) on investments	24	2	(118)
Amortization of deferred gains on disposal of businesses	58	68	80
(Loss)/gain on disposal of businesses	(9)	—	11
Fees and other income	213	232	246

Total revenues	7,404	7,066	6,532

Benefits, losses and expenses:
Policyholder benefits	(3,840)	(3,658)	(3,435)
Selling, underwriting and general expenses(1)	(2,970)	(2,828)	(2,609)
Interest expense	(56)	(1)	—
Distributions on preferred securities	(2)	(113)	(118)
Premium on redemption of preferred securities	—	(206)	—

Total benefits, losses and expenses	(6,868)	(6,806)	(6,162)

Income before income taxes	536	260	370
Income taxes	(185)	(74)	(110)

Net income before cumulative effect of change in accounting principle	351	186	260

Cumulative effect of change in accounting principle	—	—	(1,261)

Net income (loss)	$351	$186	$(1,001)

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Note:	The table above includes the cumulative effect of change in accounting principle in 2002. These items are only included in this Consolidated Overview. As a result, the tables presented under the segment discussions do not total to the same amounts shown on this consolidated overview table. See Note 21 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Year Ended December 31, 2004 Compared to December 31, 2003

Total Revenues
      Total revenues increased by $338 million, or 5%, from $7,066 million for the year ended December 31, 2003, to $7,404 million for the year ended December 31, 2004.
      Net earned premiums and other considerations increased by $326 million, or 5%, from $6,157 million for the year ended December 31, 2003, to $6,483 million for the year ended December 31, 2004, primarily due to an increase of $87 million and $222 million in Assurant Solutions and Assurant Health, respectively. The increase in Assurant Solutions was primarily due to growth in the extended service contract, international, and creditor placed and voluntary homeowners businesses. This growth was offset by a decline in domestic credit insurance and our manufactured housing businesses. The increase in Assurant Health was primarily due to increased sales, which partially reflect the success of HSAs, and increased rates.
      Net investment income increased by $28 million, or 5%, from $607 million for the year ended December 31, 2003 to $635 million for the year ended December 31, 2004. The average portfolio yield decreased 16 basis points from 5.61% for the year ended December 31, 2003 to 5.45% for the year ended December 31, 2004. The decrease in the average portfolio yield was due to the lower interest rate environment. The average invested assets increased by approximately 8% for the year ended December 31, 2004 compared to the year ended December 31, 2003.
      Net realized gains on investments improved by $22 million, or over 100%, from net realized gains of $2 million for the year ended December 31, 2003, to net realized gains of $24 million for the year ended December 31, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains (losses) on sales of securities. For the years ended December 31, 2003 and 2004, we had other-than-temporary impairments on fixed maturity and equity securities of $20 million and $0.6 million, respectively. The Company also recorded realized losses of $11 million and $4.2 million for the years ended December 31, 2003 and 2004, respectively, related to other investments. There were no individual impairments in excess of $10 million for the years ended December 31, 2003 and 2004.
      Amortization of deferred gains on disposal of businesses decreased by $10 million, or 15%, from $68 million for the year ended December 31, 2003, to $58 million for the year ended December 31, 2004. The decrease was consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000. See “Reinsurance.”
      On May 3, 2004 we sold our WorkAbility division and recorded a $9 million loss on disposal of this business in the second quarter of 2004.
      Fees and other income decreased by $19 million, or 8%, from $232 million for the year ended December 31, 2003, to $213 million for the year ended December 31, 2004. The decrease was primarily due to decreases of $25 million and $9 million in Assurant Employee Benefits and Corporate and Other, respectively, offset by increases of $7 million and $6 million in Assurant Solutions and in Assurant Health, respectively. The decrease in Assurant Employee Benefits was primarily driven by lower fee income resulting from the sale of the WorkAbility division. The decrease in Corporate and Other was due to a one-time adjustment recorded in third quarter of 2003. The increase in Assurant Solutions was primarily due to an increase in fees related to growth in extended service contracts and debt deferment businesses. The increase in Assurant Health was primarily due to additional insurance policy fees and higher fee-based product sales in individual markets.

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses increased by $62 million, or 1%, from $6,806 million for the year ended December 31, 2003, to $6,868 million for the year ended December 31, 2004.
      Policyholder benefits increased by $182 million, or 5%, from $3,658 million for the year ended December 31, 2003, to $3,840 million for the year ended December 31, 2004. The increase was primarily due to increases of $37 million, $106 million and $29 million in Assurant Solutions, Assurant Health and Assurant Employee Benefits, respectively. The increase in Assurant Solutions was primarily due to higher catastrophe losses, net of reinsurance, in 2004 from Hurricanes Charley, Frances, Ivan and Jeanne. We incurred losses from catastrophes, net of reinsurance, of $93 million and $30 million for the years ended December 31, 2004 and 2003, respectively. This was partially offset by improved loss experience in our specialty property business absent the catastrophes. The increase in Assurant Health was consistent with the increase in net earned premiums and other considerations. The increase in Assurant Employee Benefits was primarily due to a reserve reduction in 2003. During the third quarter of 2003, we completed actuarial reserve adequacy studies for the group disability, group life and group dental products, which reflected that, in the aggregate, these reserves were redundant by $18 million. Therefore, we reduced reserves by $18 million in the third quarter of 2003 to reflect these estimates.
      Selling, underwriting and general expenses increased by $142 million, or 5%, from $2,828 million for the year ended December 31, 2003, to $2,970 million for the year ended December 31, 2004. The increase was primarily due to increases of $61 million, $86 million, $10 million and $8 million in Assurant Solutions, Assurant Health, Assurant PreNeed and Corporate and Other, respectively, offset by a decrease in Assurant Employee Benefits of $23 million. The increase in Assurant Solutions was primarily due to an increase in extended service contract, international and creditor-placed homeowners businesses and Sarbanes-Oxley related expenses. The increase in Assurant Health was primarily due to increased commission expense associated with our individual health businesses. The decrease in Assurant Employee Benefits was primarily due to the sale of the WorkAbility division. The increase in Assurant PreNeed was primarily due to higher amortized commissions and expenses incurred as a result of the change in mix of business to more single-pay sales. The increase in Corporate and Other was primarily due to public company costs, including expenses related to our initial and secondary public stock offerings and additional costs related to Sarbanes-Oxley.
      Interest expense increased by $55 million from $1 million for the year ended December 31, 2003 to $56 million for the year ended December 31, 2004. The increase was the result of two senior notes that we issued in February 2004. See “— Liquidity and Capital Resources.”
      Distributions on preferred securities decreased by $111 million, or 98%, from $113 million for the year ended December 31, 2003 to $2 million for the year ended December 31, 2004. The decline was due to the early redemption of $1,250 million of preferred securities in December 2003 and $196 million of preferred securities in January 2004.
      In 2003, we incurred a $206 million interest charge due to the early redemption of $1,446 million of preferred securities.

Net Income
      Net income increased by $165 million, or 89%, from $186 million for the year ended December 31, 2003 to $351 million for the year ended December 31, 2004.
      Income taxes increased by $111 million, or 150%, from $74 million for the year ended December 31, 2003, to $185 million for the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2003 was 28.5% compared to 34.5% for the year ended December 31, 2004. In December 2004, pursuant to the American Jobs Creation Act (“Jobs Act”), we repatriated $110 million of capital from our Puerto Rico subsidiary and incurred approximately $19 million of tax expense. In accordance with proposed legislation, we anticipate that approximately $5 million of this expense will be recaptured as a tax benefit when the proposed legislation becomes enacted. In addition, during the fourth quarter of 2004, an analysis of our Federal Tax Liability resulted in a $10 million reduction of our tax liability.

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues
      Total revenues increased by $534 million, or 8%, from $6,532 million for the year ended December 31, 2002, to $7,066 million for the year ended December 31, 2003.

      Net earned premiums and other considerations increased by $476 million, or 8%, from $5,681 million for the year ended December 31, 2002, to $6,157 million for the year ended December 31, 2003. The increase in net earned premiums and other considerations was primarily due to increases of $285 million, $175 million, and $23 million in Assurant Solutions, Assurant Health, and Assurant Employee Benefits, respectively, with an offsetting decrease of $8 million in Assurant PreNeed. The increase in Assurant Solutions was due to growth in specialty property and consumer protection products. The increase in Assurant Health was primarily due to increases in individual health insurance business due to membership growth and premium rate increases.
      Net investment income decreased by $25 million, or 4%, from $632 million for the year ended December 31, 2002, to $607 million for the year ended December 31, 2003. The decrease was primarily due to a decrease in investment yields driven by the lower interest rate environment. The yield on average invested assets was 5.61% for the year ended December 31, 2003, as compared to 6.27% for the year ended December 31, 2002.
      Net realized gains (losses) on investments improved by $120 million, or 102%, from net realized losses of $118 million for the year ended December 31, 2002, to net realized gains of $2 million for the year ended December 31, 2003. Net realized gains (losses) on investments are comprised of both other-than-temporary impairments and realized capital gains (losses) on sales of securities. For the year ended December 31, 2003, we had other-than-temporary impairments of $20 million as compared to $85 million for the year ended December 31, 2002. There were no individual impairments in excess of $10 million for the year ended December 31, 2003. Impairments on available for sale securities in excess of $10 million for the year ended December 31, 2002 consisted of an $18 million writedown of fixed maturity investments in NRG Energy, a $12 million writedown of fixed maturity investments in AT&T Canada and an $11 million writedown of fixed maturity investments in MCI WorldCom. Excluding the effects of other-than-temporary impairments, we recorded an increase in net realized gains of $55 million in the Corporate and Other segment.
      Amortization of deferred gain on disposal of businesses decreased by $12 million, or 15%, from $80 million for the year ended December 31, 2002, to $68 million for the year ended December 31, 2003. The decrease was consistent with the run-off of the businesses ceded to The Hartford and John Hancock. See “— Reinsurance.”
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
      Policyholder benefits increased by $222 million, or 6%, from $3,435 million for the year ended December 31, 2002, to $3,658 million for the year ended December 31, 2003. The increase was primarily due to increases of $144 million, $95 million and $8 million in Assurant Solutions, Assurant Health and Assurant PreNeed, respectively, with an offsetting decrease of $24 million in Assurant Employee Benefits. The increase in Assurant Solutions was primarily due to growth in specialty property products, primarily in creditor-placed and voluntary homeowners insurance lines of business. The increase in Assurant Health was primarily due to the increase in individual health insurance business, which was consistent with growth in this business.
      Selling, underwriting and general expenses increased by $220 million, or 8%, from $2,609 million for the year ended December 31, 2002, to $2,828 million for the year ended December 31, 2003. The increase was primarily due to increases of $141 million, $43 million and $11 million in Assurant Solutions, Assurant Health and Assurant Employee Benefits, respectively. The increase in Assurant Solutions was consistent with growth in the specialty property and consumer protection products business. The increase in Assurant Health was primarily due to increases in commissions, amortization of deferred policy acquisition costs and general expenses, which was consistent with the growth in business.
      Distributions on preferred securities decreased by $5 million, or 4%, from $118 million for the year ended December 31, 2002 to $113 million for the year ended December 31, 2003. We redeemed $1,250 million of the preferred securities in mid-December 2003, resulting in lower expenses. We redeemed the remaining $196 million of preferred securities in early January 2004. As a result of the early extinguishment of all the preferred securities, we incurred $206 million in interest premiums on redemption for the year ended December 31, 2003 compared to zero in 2002.

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
      Income taxes decreased by $36 million, or 33%, from $110 million for the year ended December 31, 2002, to $74 million for the year ended December 31, 2003. The effective tax rate for 2003 was 28.5% compared to 29.7% in 2002.

Assurant Solutions

Overview
      The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Revenues:
Net earned premiums and other considerations	$2,449	$2,362	$2,077
Net investment income	185	187	205
Fees and other income	136	129	119

Total revenues	2,770	2,678	2,401

Benefits, losses and expenses:
Policyholder benefits	(936)	(899)	(755)
Selling, underwriting and general expenses	(1,651)	(1,590)	(1,449)

Total benefits, losses and expenses	(2,587)	(2,489)	(2,204)

Segment income before income tax	183	189	197
Income taxes	(57)	(56)	(65)

Segment income after tax	$126	$133	$132

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions(1)	$769	$733	$552
Consumer Protection Solutions(2)	1,680	1,629	1,525

Total	$2,449	$2,362	$2,077

(1)	“Specialty Property Solutions” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities.

(2)	“Consumer Protection Solutions” includes an array of debt protection, administrative services, credit based programs and extended service contracts.

Year Ended December 31, 2004 Compared to December 31, 2003

Total Revenues
      Total revenues increased by $92 million, or 3%, from $2,678 million for the year ended December 31, 2003 to $2,770 million for the year ended December 31, 2004.
      Net earned premiums and other considerations increased by $87 million, or 4% from $2,362 million for the year ended December 31, 2003 to $2,449 million for the year ended December 31, 2004. This increase was primarily due to an increase of $51 million in net earned premiums and other considerations from our consumer protection solutions products, primarily due to growth in our extended service contract and international businesses, partially offset by the decline of our domestic credit insurance business. Net earned premiums and other considerations from our specialty property solutions products increased by $36 million, primarily from growth in our creditor-placed and voluntary homeowners insurance product lines. This growth was partially offset by lower net earned premiums in our manufactured housing business, primarily due to the overall decline in manufactured housing sales.
      Net investment income decreased by $2 million, or 1%, from $187 million for the year ended December 31, 2003 to $185 million for the year ended December 31, 2004. The average portfolio yield decreased by 40 basis points from 5.18% for the year ended December 31, 2003, to 4.78% for the year ended December 31, 2004, due to the lower interest rate environment. The average invested assets increased by approximately 7% for the year ended December 31, 2004 compared to the year ended December 31, 2003.
      Fees and other income increased by $7 million, or 5%, from $129 million for the year ended December 31, 2003 to $136 million for the year ended December 31, 2004, primarily due to an increase in fees related to growth in our extended service contracts and our debt deferment businesses. These increases were partially offset by two factors. The year ended December 31, 2003 included fee income of $6 million pertaining to certain non-profitable membership programs that were discontinued in the latter part of 2003 and in the first quarter of 2003 we recognized fees for a one-time project.

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses increased by $98 million, or 4%, from $2,489 million for the year ended December 31, 2003 to $2,587 million for the year ended December 31, 2004.
      Policyholder benefits increased by $37 million, or 4%, from $899 million for the year ended December 31, 2003 to $936 million for the year ended December 31, 2004. The increase was primarily attributable to higher catastrophe losses, net of reinsurance, in 2004 from Hurricanes Charley, Frances, Ivan and Jeanne. We incurred losses, net of reinsurance, from catastrophes of $93 million and $30 million for the year ended December 31, 2004 and 2003, respectively. The higher catastrophe losses in 2004 were partially offset by improved loss experience, in our specialty property business absent the catastrophes.
      Selling, underwriting and general expenses increased by $61 million, or 4%, from $1,590 million for the year ended December 31, 2003 to $1,651 million for the year ended December 31, 2004. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $15 million, which is consistent with the change in the mix of business. General expenses increased by $46 million, primarily due to increased business from our extended service contracts, international, and creditor-placed homeowners insurance businesses. Additionally, in 2004 we incurred Sarbanes-Oxley related expenses and an increase in guaranty fund assessments attributable to the four hurricanes.

Segment Income After Tax
      Segment income after tax decreased by $7 million, or 5%, from $133 million for the year ended December 31, 2003 to $126 million for the year ended December 31, 2004.
      Income taxes increased by $1 million, or 2%, from $56 million for the year ended December 31, 2003 to $57 million for the year ended December 31, 2004. The change in income taxes is consistent with the change in pretax income and reflects a change in the mix of international and domestic taxable income.

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues
      Total revenues increased by $277 million, or 12%, from $2,401 million for the year ended December 31, 2002, to $2,678 million for the year ended December 31, 2003.
      Net earned premiums and other considerations increased by $285 million, or 14%, from $2,077 million for the year ended December 31, 2002, to $2,362 million for the year ended December 31, 2003. This increase was primarily due to $181 million of additional net earned premiums and other considerations attributable to our special property products, primarily due to our creditor-placed and voluntary homeowners insurance and manufactured housing homeowners insurance lines of business generated from new clients and increased sales growth from our existing clients. Consumer protection products also contributed $104 million in net earned premiums and other considerations primarily from growth in our warranty and extended service contracts business.
      Net investment income decreased by $18 million, or 9%, from $205 million for the year ended December 31, 2002, to $187 million for the year ended December 31, 2003. The average portfolio yield dropped 67 basis points from 5.85% for the year ended December 31, 2002, to 5.18% for the year ended December 31, 2003 due to the lower interest rate environment. The average allocated invested assets increased by approximately 3%.
      Fees and other income increased by $10 million, or 8%, from $119 million for the year ended December 31, 2002, to $129 million for the year ended December 31, 2003, primarily due to the continuing transition of our credit insurance business to our debt protection administration business. We also recognized fees for a one time project in the first quarter of 2003 of $2.9 million.

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses increased by $285 million, or 13%, from $2,204 million for the year ended December 31, 2002, to $2,489 million for the year ended December 31, 2003.
      Policyholder benefits increased by $144 million, or 19%, from $755 million for the year ended December 31, 2002, to $899 million for the year ended December 31, 2003. Our specialty property products accounted for $112 million of the increase primarily due to growth in our creditor-placed and voluntary homeowners insurance lines of business and approximately $18 million of the increase was attributable to various catastrophes ($30 million in 2003 compared to $12 million in 2002). Our consumer protection products also contributed $32 million of the increase primarily due to growth in our warranty and extended service contracts line of business.
      Selling, underwriting and general expenses increased by $141 million, or 10%, from $1,449 million for the year ended December 31, 2002, to $1,590 million for the year ended December 31, 2003. Selling and underwriting expenses, of which amortization of DAC is a component, increased by $116 million, which consisted of $45 million primarily from our specialty property products due to growth in our creditor-placed and voluntary homeowners insurance and manufactured housing insurance lines. Also, $71 million of the increase was from our consumer protection products due to increased growth in our warranty and extended service contract lines of business. General expenses increased by $25 million, primarily from start up costs related to setting up new clients in the creditor-placed homeowners insurance area and increased business from our warranty and extended service contract products.

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

Assurant Health

Overview
      The table below presents information regarding Assurant Health’s segment results of operations:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions except membership data)
Revenues:
Net earned premiums and other considerations	$2,231	$2,009	$1,834
Net investment income	68	49	55
Fees and other income	39	33	23

Total revenues	2,338	2,091	1,912

Benefits, losses and expenses:
Policyholder benefits	(1,423)	(1,317)	(1,222)
Selling, underwriting and general expenses	(675)	(589)	(546)

Total benefits, losses and expenses	(2,098)	(1,906)	(1,768)

Segment income before income tax	240	185	144
Income taxes	(82)	(64)	(49)

Segment income after tax	$158	$121	$95

Loss ratio(1)	63.8%	65.6%	66.6%
Expense ratio(2)	29.7%	28.9%	29.4%
Combined ratio(3)	92.4%	93.3%	95.2%
Membership by product line (in thousands):
Individual	782	761	670
Small employer group	333	376	355

Total	1,115	1,137	1,025

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2004 Compared to December 31, 2003

Total Revenues
      Total revenues increased by $247 million, or 12%, from $2,091 million for the year ended December 31, 2003, to $2,338 million for the year ended December 31, 2004.
      Net earned premiums and other considerations increased by $222 million, or 11%, from $2,009 million for the year ended December 31, 2003, to $2,231 million for the year ended December 31, 2004. Net earned premium growth in individual health insurance business was attributable to continued sales which partially reflect the success of the HSAs that were introduced on January 1, 2004, and premium rate increases. Net earned premium growth in our small employer group health insurance business was attributable to premium rate increases partially offset by decreases in membership.
      Net investment income increased by $19 million, or 39%, from $49 million for the year ended December 31, 2003, to $68 million for the year ended December 31, 2004. The average portfolio yield decreased by 8 basis points from 5.55% for the year ended December 31, 2003, to 5.47% for the year ended December 31. 2004, due to the lower interest rate environment. The average invested assets increased by approximately 39% for the year ended December 31, 2004 compared to the year ended December 31, 2003.
      Fees and other income increased by $6 million, or 18%, from $33 million for the year ended December 31, 2003, to $39 million for the year ended December 31, 2004, primarily due to additional insurance policy fees and higher fee-based product sales in individual markets, such as sales of our non-insurance health access discount cards.

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses increased by $192 million, or 10%, from $1,906 million for the year ended December 31, 2003, to $2,098 million for the year ended December 31, 2004.
      Policyholder benefits increased by $106 million, or 8%, from $1,317 million for the year ended December 31, 2003, to $1,423 million for the year ended December 31, 2004. The loss ratio improved 180 basis points from 65.6% for the year ended December 31, 2003 to 63.8% for the year ended December 31, 2004. This improvement was attributable to favorable loss experience predominantly on individual health insurance business, as well as a higher mix of individual health insurance business compared to small employer group health insurance business in 2004.
      Selling, underwriting and general expenses increased by $86 million, or 15%, from $589 million for the year ended December 31, 2003, to $675 million for the year ended December 31, 2004. The expense ratio increased by 80 basis points from 28.9% for the year ended December 31, 2003 to 29.7% for the year ended December 31, 2004. These increases were primarily related to increased commission expense on first year individual health insurance business and additional spending on initiatives to improve our product offerings, distribution, customer service, and infrastructure.

Segment Income After Tax
      Segment income after tax increased by $37 million, or 31%, from $121 million for the year ended December 31, 2003 to $158 million for the year ended December 31, 2004.
      Income taxes increased by $18 million, or 28%, from $64 million for the year ended December 31, 2003, to $82 million for the year ended December 31, 2004. This increase was primarily due to the increase in pre-tax income.

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
      Net investment income decreased by $6 million, or 11%, from $55 million for the year ended December 31, 2002, to $49 million for the year ended December 31, 2003. There was a 88 basis point decrease in yield on the investment portfolio from 6.4% for the year ended December 31, 2002, to 5.55% for the year ended December 31, 2003, due to the lower interest rate environment. Offsetting the decrease in yield was a 4% increase in average invested assets for the year ended December 31, 2003, over the comparable prior year period.
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
      Income taxes increased by $15 million, or 31%, from $49 million for the year ended December 31, 2002, to $64 million for the year ended December 31, 2003. The increase was consistent with the 27% increase in segment income before income tax during the year ended December 31, 2003.

Assurant Employee Benefits

Overview
      The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Revenues:
Net earned premiums and other considerations	$1,277	$1,256	$1,233
Net investment income	150	140	148
Fees and other income	29	54	74

Total revenues	1,456	1,450	1,455

Benefits, losses and expenses:
Policyholder benefits	(950)	(921)	(945)
Selling, underwriting and general expenses	(410)	(433)	(422)

Total benefits, losses and expenses	(1,360)	(1,354)	(1,367)

Segment income before income tax	96	96	88
Income taxes	(34)	(34)	(31)

Segment income after tax	$62	$62	$57

Loss ratio(1)	74.4%	73.3%	76.6%
Expense ratio(2)	31.4%	33.1%	32.3%
Premium persistency ratio(3)	81.1%	79.9%	79.9%
Net earned premiums and other considerations by major product groupings:
Group dental	$521	$539	$554
Group disability	506	461	400
Group life	250	256	279

Total	$1,277	$1,256	$1,233

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The premium persistency ratio is equal to the rate at which existing business for all issue years at the beginning of the period remains in force at the end of the period. The calculation for the year ended December 31, 2002 excludes DBD.

Year Ended December 31, 2004 Compared to December 31, 2003

Total Revenues
      Total revenues increased by $6 million, or less than 1%, from $1,450 million for the year ended December 31, 2003, to $1,456 million for the year ended December 31, 2004.
      Net earned premiums and other considerations increased by $21 million, or 2%, from $1,256 million for the year ended December 31, 2003, to $1,277 million for the year ended December 31, 2004. Net earned premium growth was driven by our disability business. Group disability net earned premiums increased by

$45 million for the year ended December 31, 2004 compared to the comparable prior year period. The increase was primarily driven by an increase in business written through alternate distribution sources, as well as the transition of a block of business from administrative fee only business to fully insured business. The increase in group disability net earned premiums was partially offset by decreases in group dental and group life net earned premiums and other considerations. Group Dental net earned premiums and other considerations decreased by $18 million for the year ended December 31, 2004 compared to the comparable prior year period. We are maintaining pricing discipline in an increasingly competitive market, which has resulted in lower sales and renewals. Group life net earned premiums decreased by $6 million for the year ended December 31, 2004 compared to the comparable prior year period. The decrease was due to the non-renewal of certain unprofitable business during 2003. This resulted in an aggregate premium persistency of 81.1% for 2004, an increase of 120 basis points from 2003.
      Net investment income increased by $10 million, or 7%, from $140 million for the year ended December 31, 2003, to $150 million for the year ended December 31, 2004. The average portfolio yield declined 17 basis points from 6.39% for the year ended December 31, 2003, to 6.22% for the year ended December 31, 2004, due to the lower interest rate environment. The average invested assets increased by approximately 10% for the year ended December 31, 2004 compared to the year ended December, 2003.
      Fees and other income decreased by $25 million, or 46%, from $54 million for the year ended December 31, 2003, to $29 million for the year ended December 31, 2004. The decrease was primarily due to lower fee income resulting from the sale of the WorkAbility division, as well as the transition of a block of business from administrative fee only business to fully insured business. See “— Corporate and Other.”

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses increased by $6 million, or less than 1%, from $1,354 million for the year ended December 31, 2003, to $1,360 million for the year ended December 31, 2004.
      Policyholder benefits increased by $29 million, or 3%, from $921 million for the year ended December 31, 2003, to $950 million for the year ended December 31, 2004. The loss ratio increased by 110 basis points from 73.3% for the year ended December 31, 2003 to 74.4% for the year ended December 31, 2004. These year over year increases were primarily driven by a reduction in reserves in 2003. During the third quarter of 2003, we completed actuarial reserve adequacy studies for group disability, group life, and group dental products, which reflected that, in the aggregate, these reserves were redundant by $18 million. Therefore, we reduced reserves by $18 million in the third quarter of 2003 to reflect these estimates. Also contributing to the increase in 2004 was poor experience on a single large disability case and deterioration in group dental experience, partially offset by lower group disability incidence and improved group life mortality experience.
      Selling, underwriting and general expenses decreased by $23 million or 5% from $433 million for the year ended December 31, 2003, to $410 million for the year ended December 31, 2004. The expense ratio decreased by 170 basis points from 33.1% for the year ended December 31, 2003, to 31.4% for the year ended December 31, 2004. The decrease was primarily driven by the sale of the WorkAbility division noted earlier, as well as the writedown of previously capitalized software in 2003, not incurred in 2004.

Segment Income After Tax
      Segment income after tax for the years ended December 31, 2003 and 2004 was $62 million.
      Income taxes for the years ended December 31, 2003 and 2004 were $34 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total Revenues
      Total revenues decreased by $5 million, less than 1%, from $1,455 million for the year ended December 31, 2002, to $1,450 million for the year ended December 31, 2003.

      Net earned premiums and other considerations increased by $23 million, or 2%, from $1,233 million for the year ended December 31, 2002, to $1,256 million for the year ended December 31, 2003. The increase in disability net earned premium of $61 million was primarily due to additional disability reinsurance premiums assumed from DRMS. Partially offsetting this increase was a $23 million decrease in group life net earned premiums, due to the non-renewal of certain unprofitable business and less new business due to continued pricing discipline. In addition, dental net earned premiums decreased by $15 million, driven by lower sales and the non-renewal of a large account. This resulted in an aggregate premium persistency of 79.9% for 2003, which was unchanged from 2002.
      Net investment income decreased by $8 million, or 5%, from $148 million for the year ended December 31, 2002, to $140 million for the year ended December 31, 2003. There was a 77 basis point decrease in yield on the investment portfolio from 7.16% for the year ended December 31, 2002 to 6.39% for the year ended December 31, 2003 due to the lower interest rate environment. Average invested assets increased by 6% from 2002 to 2003.
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
      Policyholder benefits decreased by $24 million, or 3%, from $945 million for the year ended December 31, 2002, to $921 million for the year ended December 31, 2003. The decrease was driven by favorable development in disability claims and lower claim volume due to the reduction in dental and group life net earned premiums. In addition, during the third quarter of 2003, we completed reserve studies for the group disability, group life, and group dental products, which concluded that, in the aggregate, these reserves were redundant. Adjustments were made to reserves to reflect current mortality and morbidity experience. In addition, the reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $18 million. The benefits loss ratio improved from 76.6% in 2002 to 73.3% in 2003. Excluding the reserve release discussed above, the benefits loss ratio improvement was driven primarily by favorable disability experience.
      Selling, underwriting and general expenses increased by $11 million, or 3%, from $422 million for the year ended December 31, 2002, to $433 million for the year ended December 31, 2003. The expense ratio increased from 32.3% in 2002, to 33.1% in 2003, primarily due to a $6.2 million writedown of previously capitalized software related to our new administration system.

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

Assurant PreNeed

Overview
      The table below presents information regarding Assurant PreNeed’s segment results of operations:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Revenues:
Net earned premiums and other considerations	$526	$530	$538
Net investment income	206	188	184
Fees and other income	7	5	5

Total revenues	739	723	727

Benefits, losses and expenses:
Policyholder benefits	(531)	(521)	(513)
Selling, underwriting and general expenses	(157)	(147)	(137)

Total benefits, losses and expenses	(688)	(668)	(650)

Segment income before income tax	51	55	77
Income taxes	(17)	(19)	(27)

Segment income after tax	$34	$36	$50

Net earned premiums and other considerations by channel:
AMLIC	$273	$283	$293
Independent	253	247	245

Total	$526	$530	$538

Year Ended December 31, 2004 Compared to December 31, 2003

Total Revenues
      Total revenues increased by $16 million, or 2%, from $723 million for the year ended December 31, 2003 to $739 million for the year ended December 31, 2004.
      Net earned premiums and other considerations decreased by $4 million, or less than 1%, from $530 million for the year ended December 31, 2003, to $526 million for the year ended December 31, 2004. The decrease was primarily due to a 3.6% decline in new sales as a result of our decision to make pricing changes on certain new business as well as a decrease in renewal premiums in the AMLIC channel. These were partially offset by the change in the mix of business from limited-pay to single-pay sales in the independent channel.
      Net investment income increased by $18 million, or 10%, from $188 million for the year ended December 31, 2003, to $206 million for the year ended December 31, 2004. The average portfolio yield decreased 23 basis points from 6.57% for the year ended December 31, 2003 to 6.34% for the year ended December 31, 2004 due to the lower interest rate environment. The average invested assets increased by approximately 14% for the year ended December 31, 2004 from the year ended December 31, 2003.
      Fees and other income increased by $2 million, or 40% from $5 million for the year ended December 31, 2003, to $7 million for the year ended December 31, 2004. The primary reason for this increase is $1 million of income related to a derivative instrument, the CPI cap.

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses increased by $20 million, or 3%, from $668 million for the year ended December 31, 2003 to $688 million for the year ended December 31, 2004.
      Policyholder benefits increased by $10 million, or 2%, from $521 million for the year ended December 31, 2003, to $531 million for the year ended December 31, 2004. The increase was primarily due to a larger in force block of business as well as an increase of $5 million over 2003 related to higher customer utilization of an early pay off feature that allows conversions from limited pay policies to single-pay policies. These increases were partially offset by a reduction in growth rates on the discretionary growth business which reduced policyholder benefits by $5 million for the year ended December 31, 2004.
      Selling, underwriting and general expenses increased by $10 million, or 7%, from $147 million for the year ended December 31, 2003 to $157 million for the year ended December 31, 2004 primarily due to higher amortized commissions and expenses incurred as a result of the change in mix of business to more single-pay sales.

Segment Income After Tax
      Segment income after tax decreased by $2 million, or 6%, from $36 million for the year ended December 31, 2003, to $34 million for the year ended December 31, 2004.
      Income taxes decreased by $2 million, or 11%, from $19 million for the year ended December 31, 2003, to $17 million for the year ended December 31, 2004. The decrease was primarily due to the decrease in pre-tax income.

Year Ended December 31, 2003 Compared to December 31, 2002

Total Revenues
      Total revenues decreased by $4 million, or 1%, from $727 million for the year ended December 31, 2002, to $723 million for the year ended December 31, 2003.
      Net earned premiums and other considerations decreased by $8 million, or 2%, from $538 million for the year ended December 31, 2002, to $530 million for the year ended December 31, 2003. The decrease was primarily due to a $10 million decline in our AMLIC channel which was caused by a 24% drop in new face sales from SCI, AMLIC’s principal customer.
      Net investment income increased by $4 million, or 2%, from $184 million for the year ended December 31, 2002, to $188 million for the year ended December 31, 2003. A 8% increase in average invested assets was offset by a 34 basis point decrease in the annualized investment yield, which was 6.91% at December 31, 2002 compared to 6.57% at December 31, 2003. The increase in average invested assets was due to a larger in force block of business. The rate decline reduced net investment income by $10 million over the comparable prior year period. The decline in yields was due to the lower interest rate environment and the restructuring of the portfolio in 2002 to improve credit quality.

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses increased by $18 million, or 3%, from $650 million for the year ended December 31, 2002, to $668 million for the year ended December 31, 2003.
      Policyholder benefits increased by $8 million, or 2%, from $513 million for the year ended December 31, 2002, to $521 million for the year ended December 31, 2003. This increase was due to the increase in business written and other factors. A portion of our pre-funded funeral insurance policies use a CPI rate credited on policies. The CPI rate increased from 1.97% in 2002 to 2.40% in 2003. This increased policyholder benefits by $2 million in 2003. In addition, benefit expense increased $4 million over 2002 levels related to higher customer utilization of an early pay off feature that allows conversions from limited pay policies to single-pay policies.

      Selling, underwriting and general expenses increased by $10 million, or 7%, from $137 million for the year ended December 31, 2002, to $147 million for the year ended December 31, 2003. Amortization of DAC and VOBA expense increased $9 million for the year ended December 31, 2003, principally due to a larger in force block of business. Overall general operating expenses before deferral of costs declined $2 million over the comparable prior year period due to expense control. This reduction includes a $0.7 million charge associated with restructuring of the sales force in our independent division. Non deferrable general operating expenses were even with the prior year.

Segment Income After Tax
      Segment income after tax decreased by $14 million, or 28%, from $50 million for the year ended December 31, 2002, to $36 million for the year ended December 31, 2003. This decrease was caused primarily by smaller spreads between investment income earned and the fixed benefits credited to policyholders, increased growth credited on the CPI block of business and higher utilization of the early pay off feature.
      Income taxes decreased by $8 million, or 30%, from $27 million for the year ended December 31, 2002, to $19 million for the year ended December 31, 2003, which was consistent with the 28% decrease in segment income before tax.

Corporate and Other

Overview
      The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and interest income from excess surplus of insurance subsidiaries not allocated to other segments. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of the FFG and LTC businesses.
      The table below presents information regarding Corporate and Other’s segment results of operations:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Revenues:
Net earned premiums and other considerations	$—	$—	$—
Net investment income	26	43	40
Net realized gains (losses) on investments	24	2	(118)
Amortization of deferred gains on disposal of businesses	58	68	80
Gain (loss) on disposal of businesses	(9)	—	11
Fees and other income	2	11	25

Total revenues	101	124	38

Benefits, losses and expenses:
Policyholder benefits	—	—	—
Selling, underwriting and general expenses	(77)	(69)	(55)
Interest expense	(56)	(1)	—
Distributions on preferred securities	(2)	(113)	(118)
Premium on redemption of preferred securities	—	(206)	—

Total benefits, losses and expenses	(135)	(389)	(173)

Segment (loss) before income tax	(34)	(265)	(135)
Income taxes	5	99	61

Segment (loss) after tax	$(29)	$(166)	$(74)

      As of December 31, 2004, we had approximately $330 million (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in force blocks of business ceded to The Hartford and John Hancock. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

Year Ended December 31, 2004 Compared to December 31, 2003

Total Revenues
      Total revenues decreased by $23 million, or 19%, from $124 million for the year ended December 31, 2003, to $101 million for the year ended December 31, 2004.
      Net investment income decreased by $17 million, or 40%, from $43 million for the year ended December 31, 2003, to $26 million for the year ended December 31, 2004 mainly due to the lower interest rate environment and the decrease in average invested assets.
      Net realized gains on investments improved by $22 million, or over 100%, from net realized gains of $2 million for the year ended December 31, 2003, to net realized gains of $24 million for the year ended December 31, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains (losses) on sales of securities. For the year ended December 31, 2003 and 2004, we had other-than-temporary impairments on fixed maturity and equity securities of $20 million and $0.6 million, respectively. The Company also recorded realized losses of $11 million and $4.2 million for the years ended December 31, 2003 and 2004, respectively, related to other investments. There were no individual impairments in excess of $10 million for the years ended December 31, 2004 and 2003.
      Amortization of deferred gain on disposal of businesses decreased by $10 million, or 15%, from $68 million for the year ended December 31, 2003, to $58 million for the year ended December 31, 2004. This decrease was consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.
      On May 3, 2004, we sold our WorkAbility division and recorded a $9 million loss on disposal of business in the second quarter of 2004.
      Fees and other income decreased by $9 million, or 82%, from $11 million for the year ended December 31, 2003, to $2 million for the year ended December 31, 2004 primarily due to a one-time adjustment recorded in the third quarter of 2003.

Total Benefits, Losses and Expenses
      Total benefits, losses and expenses decreased by $254 million, or 65%, from $389 million for the year ended December 31, 2003, to $135 million for the year ended December 31, 2004.
      Selling, underwriting and general expenses increased by $8 million, or 12%, from $69 million for the year ended December 31, 2003, to $77 million for the year ended December 31, 2004. The increase was primarily due to $25 million of public company costs in 2004, including expenses related to our initial and secondary public stock offerings and additional costs related to Sarbanes-Oxley. In 2003, we incurred $14 million of public company costs, including expenses related to our initial public offering.
      Interest expense increased by $55 million from $1 million for the year ended December 31, 2003, to $56 million for the year ended December 31, 2004. The increase was the result of the two senior notes that we issued in February 2004. See “— Liquidity and Capital Resources.”
      Distributions on preferred securities decreased by $111 million, or 98%, from $113 million for the year ended December 31, 2003, to $2 million for the year ended December 31, 2004. The decline was due to the early redemption of $1,250 million of preferred securities in December 2003 and $196 million of preferred securities in January 2004.

      In 2003, we incurred a $206 million interest charge due to the early redemption of $1,446 million of preferred securities.

Segment Loss After Tax
      Segment loss after income tax improved by $137 million, or 83%, from $166 million for the year ended December 31, 2003, to $29 million for the year ended December 31, 2004.
      Income tax benefit decreased by $94 million, or 95%, from an income tax benefit of $99 million for the year ended December 31, 2003, to an income tax benefit of $5 million for the year ended December 31, 2004. The change in the income tax benefit was consistent with the change in segment loss before income tax. Also, in December 2004, pursuant to the Jobs Act, we repatriated $110 million of capital from our Puerto Rico subsidiary and incurred approximately $19 million of tax expense. In accordance with proposed legislation, we anticipate that approximately $5 million of this expense will be recaptured as a tax benefit when the proposed legislation becomes enacted. In addition, during the fourth quarter of 2004, an analysis of our Federal Tax Liability resulted in a $10 million reduction of our tax liability.

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
      Net realized gains (losses) on investments improved by $120 million, or 102%, from net realized losses of $118 million for the year ended December 31, 2002, to net realized gains of $2 million for the year ended December 31, 2003. In 2003, we had other than temporary impairments of $20 million as compared to $85 million for the year ended December 31, 2002. There were no individual impairments of available for sale securities in excess of $10 million in 2003. Impairments on available for sale securities in excess of $10 million in 2002 consisted of an $20 million writedown of fixed maturity investments in NRG Energy, a $12 million writedown of fixed maturity investments in AT&T Canada and an $11 million writedown of fixed maturity investments in MCI WorldCom. Excluding the effects of other-than-temporary impairments, we recorded an increase in net realized gains of $55 million.
      Amortization of deferred gain on disposal of businesses decreased by $12 million, or 15%, from $80 million for the year ended December 31, 2002, to $68 million for the year ended December 31, 2003. This decrease was consistent with the run-off of the businesses ceded to The Hartford and John Hancock. See “— Reinsurance.”
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
      Distributions on preferred securities decreased by $5 million, or 4%, from $118 million for the year ended December 31, 2002, to $113 million for the year ended December 31, 2003. We redeemed $1,250 million of our mandatorily redeemable preferred securities in mid-December 2003, resulting in lower expenses. We redeemed the remaining $196 million of mandatorily redeemable preferred securities in January 2004. As a result of the early extinguishment of all the mandatorily redeemable preferred securities we incurred $206 million of interest premiums for the year ended December 31, 2003 compared to zero recognized in 2002.

Segment Loss After Tax
      Segment loss after tax increased by $92 million, or 124%, from $74 million in 2002 to $166 million in 2003. This change was primarily due to the $206 million of interest premiums incurred related to early extinguishment of mandatorily redeemable preferred securities, partially offset by the favorable $120 million change in net realized capital gains (losses) on investments.
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
Investments
      The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of		As of
	December 31,		December 31,		December 31,
	2004		2003		2002

	(In millions)
Fixed maturities	$9,178	76%	$8,729	77%	$8,036	77%
Equity securities	527	4	456	4	272	3
Commercial mortgage loans on real estate	1,054	9	933	8	842	8
Policy loans	65	1	68	1	69	1
Short-term investments	300	2	276	2	684	7
Collateral head under securities lending	535	4	420	4	377	3
Other investments	489	4	462	4	181	1

Total investments	$12,148	100%	$11,344	100%	$10,461	100%

      Of our fixed maturity securities shown above, 67% and 70% (based on total fair value) were invested in securities rated “A” or better as of December 31, 2004 and December 31, 2003, respectively. As interest rates increase, the market value of fixed maturity securities decreases.

      The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of	As of
	December 31,	December 31,	December 31,
	2004	2003	2002

	(In millions)
Fixed maturities:
Amortized cost	$8,680	$8,230	$7,631
Net unrealized gains	498	499	405

Fair value	$9,178	$8,729	$8,036

Equities:
Cost	$513	$437	$265
Net unrealized gains	14	19	7

Fair value	$527	$456	$272

      Net unrealized gains on fixed maturity securities decreased by $1 million, or less than 1%, from December 31, 2003 to December 31, 2004. Net unrealized gains on equity securities decreased by $5 million, or 26%, from December 31, 2003, to December 31, 2004. The decrease in net unrealized gains was primarily due to the net effect of the change in treasury yields. The 10-year treasury yield decreased 3 basis points between December 31, 2003 and December 31, 2004 and the 5-year treasury yield increased 36 basis points between December 31, 2003 and December 31, 2004.
      Net unrealized gains on fixed maturity securities increased by $94 million, or 23%, from December 31, 2002 to December 31, 2003. Net unrealized gains on equity securities decreased by $12 million, or 171%, from December 31, 2002, to December 31, 2003. The increase in net unrealized gains was primarily due to the decline in investment grade corporate securities yield spreads combined with an increase in treasury yields. Spreads on investment grade corporate securities fell by approximately 119 basis points while yields on 10-year treasury securities increased by 44 basis points between December 31, 2002 and December 31, 2003.
      We recorded $0.6 million, $20 million, and $85.3 million of pre-tax realized losses in 2004, 2003 and 2002, respectively, associated with other-than-temporary declines in value of available for sale securities. We also recorded $4.2 million, $11 million, and zero of pre-tax realized losses in 2004, 2003 and 2002, respectively, associated with other investments.
      The investment category and duration of our gross unrealized losses on fixed maturities and equity securities at December 31, 2004 were as follows:

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed maturities
Bonds:
United States Government and government agencies and authorities	$303	$(3)	$44	$(1)	$347	$(4)
States, municipalities and political subdivisions	21	—	1	—	22	—
Foreign governments	54	—	25	(1)	79	(1)
Public utilities	92	(1)	3	—	95	(1)
All other corporate bonds	553	(6)	39	(1)	592	(7)

Total fixed maturities	$1,023	$(10)	$112	$(3)	$1,135	$(13)

Equity securities
Non-redeemable preferred stocks:					-	—
Non-sinking fund preferred stocks	$88	$(2)	$7	$(1)	$95	$(3)

Total equity securities	$88	$(2)	$7	$(1)	$95	$(3)

      The total unrealized losses represent less than 1% of the aggregate fair value of the related securities. Approximately 77% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 474 individual securities with 92% of the individual securities having an unrealized loss of less than $0.1 million. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months was approximately $7.9 million, with no security with a book value of greater than $1.0 million having a market value below 86% of book value.
      As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and concluded that there were no additional other than temporary impairments for the year ended December 31, 2004. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of December 31, 2004 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.
Reserves
      The following table presents reserve information as of the dates indicated:

	As of	As of	As of
	December 31,	December 31,	December 31,
	2004	2003	2002

	(In millions)
Future policy benefits and expenses	$6,413	$6,235	$5,807
Unearned premiums	3,354	3,134	3,208
Claims and benefits payable	3,615	3,472	3,374

Total policy liabilities	$13,382	$12,841	$12,389

      Future policy benefits and expenses increased by $178 million, or 3%, from December 31, 2003 to December 31, 2004 and by $428 million, or 7%, from December 31, 2002 to December 31, 2003. The main contributing factor to these increases was growth in underlying business.
      Unearned premiums increased by $220 million, or 7%, from December 31, 2003 to December 31, 2004 and decreased by $74 million, or 2%, from December 31, 2002 to December 31, 2003. The main contributing factor to the increase from December 31, 2003 to December 31, 2004 was new extended service contract business assumed in late 2003. The decrease from December 31, 2002 to December 31, 2003 was primarily driven by the run-off of our domestic credit insurance contracts, offset by growth in other short duration contracts.
      Claims and benefits payable increased by $143 million, or 4%, from December 31, 2003 to December 31, 2004 and by $98 million, or 3%, from December 31, 2002 to December 31, 2003. The main contributing factor to these increases was growth in underlying business.

      The following table provides reserve information by our major lines of business for the years ended December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003

	Future			Future
	Policy		Claims and	Policy		Claims and
	Benefits and	Unearned	Benefits	Benefits and	Unearned	Benefits
	Expenses	Premiums	Payable	Expenses	Premiums	Payable

	(In millions)
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$2,684	$3	$14	$2,276	$3	$14
Life insurance no longer offered	525	1	2	688	1	4
Universal life and annuities no longer offered	320	1	12	322	1	17
FFG and LTC disposed businesses	2,694	48	216	2,744	48	177
All other	190	53	123	205	57	151
Short Duration Contracts:
Group term life	—	10	393	—	13	394
Group disability	—	4	1,446	—	4	1,375
Medical	—	100	349	—	67	266
Dental	—	6	35	—	7	39
Property and warranty	—	1,105	597	—	1,149	580
Credit life and disability	—	655	359	—	759	403
Extended service contracts	—	1,347	38	—	1,023	18
All other	—	21	31	—	2	34

Total policy liabilities	$6,413	$3,354	$3,615	$6,235	$3,134	$3,472

      For a description of our reserving methodology, see Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Long Duration
      The following discusses the reserving process for our major long duration product line.
      Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.
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
      Historically, loss recognition testing has not resulted in an adjustment to DAC or reserves. Such adjustments would occur only if economic or mortality conditions significantly deteriorated.

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
      Key sensitivities for group long-term disability claim reserves include the discount rate and claim termination rates. If the discount rate were reduced (or increased) by 100 basis points, reserves at December 31, 2004 would be approximately $50.0 million higher (or $47.7 million lower). If claim termination rates were 10% lower (or higher) than currently assumed, reserves at December 31, 2004 would be approximately $33.9 million higher (or $31.7 million lower).
      The discount rate is also a key sensitivity for group term life waiver of premium reserves. If the discount rate were reduced (or increased) by 100 basis points, reserves at December 31, 2004 would be approximately $12.0 million higher (or $11.3 million lower).
      As set forth in Note 16 of the Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, Group Disability incurred losses related to prior years were approximately $12 million less, $53 million more, and $3 million less than the reserves that were previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. Group Disability reserves are long term in nature, and the reserves are estimated based on claims incurred in several prior years. The Group Disability reserve deficiency in 2003, and its related upward revision, reflects the result of reserve adequacy studies concluded in the third quarter of 2003. Based on results of those studies, reserves were increased by $44 million, almost all of which was attributable to a reduction in the discount rate to reflect current yields on invested assets. The Group Disability reserve redundancies in 2002 and 2004, which were less than 1% of prior-year reserves, arose as a result of our actual claim recovery rates exceeding those assumed in our beginning-of-year case reserves, after taking into account an offset of one less year of discounting reflected in the Company’s end-of-year case reserves. The difference in actual versus best estimate recovery rates reflects an experience gain, which is recognized in the period the gain is realized.
      As set forth in Note 16 of the Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, Group Term Life incurred losses related to prior years were approximately $36 million, $93 million, and $29 million less than the reserves that were previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. A significant portion of the Group Term Life reserve is related to waiver of premium reserves for disabled claimants. Group Term Life waiver of premium reserves are long-term in nature, and the reserves are estimated based on claims incurred in several prior years.
      Group Term Life reserves were reduced in the third quarter of 2003 to reflect the results of reserve adequacy studies conducted. Based on the results of those studies, reserves were reduced by $59 million. The change in estimate reflects an increase in the discount rate, lower mortality rates and higher recovery rates. These changes were made to reflect current yields on invested assets and recent mortality and recovery experience. Another portion of the Group Term Life reserve redundancies in all years described above was caused by actual mortality rates being lower than assumed in our beginning-of-year reserves and recovery rates being higher than assumed in our beginning-of-year wavier of premium reserves. The remaining redundancy was due to shorter-than-expected lags between incurred claim dates and paid claim dates. These adjustments were made to reflect current yields on invested assets, and recent mortality and recovery experience. These changes were offset by one less year of discounting reflected in the Company’s end-of-year waiver of premium reserves. The differences in actual versus best estimate mortality, recovery and paid claim lag rates reflect experience gains, which are recognized in the period the gains emerge.
      The conclusion of the 2003 reserve studies determined that, in the aggregate, the reserves were redundant. The reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $18 million, which included $3 million of reserve release relating to the group dental business.

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
      A key sensitivity is the loss development factors used. Loss development factors selected take into consideration claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix. A 1% reduction (or increase) to the loss development factors for the most recent four months would result in approximately $18 million higher (or $14 million lower) reserves at December 31, 2004. Our historical claims experience indicates that approximately 80% of medical claims are paid within four months of the incurred date.
      As set forth in Note 16 of the Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, actual losses incurred in our Medical business related to prior years were $50 million, $58 million, and $43 million less than previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. Due to the short-tail nature of this business, these developments related to claims incurred in the preceding year (i.e., in 2003, 2002 and 2001 respectively). The redundancies in our Medical line of business, and the related downward revisions in our Medical reserve estimates, were caused by our claims developing more favorably than expected. Our actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in our prior-year pricing and reserving processes. The differences in actual versus best estimate paid claim lag rates, medical provider utilization and medical inflation reflect experience gains, which are recognized in the period the gains emerge.
      None of the changes in incurred claims from prior years in our Medical line of business, and the related downward revisions in our Medical estimated reserves, were attributable to any change in our reserve methods or assumptions.

Property and Warranty
      Our Property and Warranty line of business includes creditor-placed homeowners, manufactured housing homeowners, credit property, credit unemployment and warranty insurance and some longer-tail coverages (e.g., asbestos, environmental, other general liability and personal accident). Our Property and Warranty loss reserves consist of case reserves and bulk reserves. Bulk reserves consist of IBNR and development on case reserves. The method we most often use in setting our Property and Warranty bulk reserves is the loss development method. Under this method, we estimate ultimate losses for each accident period by multiplying the current cumulative losses by the appropriate loss development factor. We then calculate the bulk reserve as the difference between the estimate of ultimate losses and the current case-incurred losses (paid losses plus case reserves). We select loss development factors based on a review of historical averages, and we consider recent trends and business specific matters such as current claims payment practices.
      We may use other methods depending on data credibility and product line. We use the estimates generated by the various methods to establish a range of reasonable estimates. The best estimate is selected from the middle to upper end of the third quartile of the range of reasonable estimates.
      As set forth in Note 16 of the Notes to Consolidated Financial Statements for the periods ended December 31, 2004, 2003 and 2002, actual losses incurred in our property and warranty lines of business related to prior years were $25 million less, $13 million less, and $2 million more than previously estimated for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s property and warranty lines of business had a small deficiency in 2002 which was largely attributable to a shift in the mix of business away from the credit property and unemployment product lines. In addition, an increase in the claim frequency of unemployment contributed to additional development on the small deficiency experienced in 2002. In 2003, unemployment claim frequencies stabilized, contributing to a modest redundancy. In 2004, an improved economic environment led to lower unemployment levels, which meant that loss payments on existing claims as well as payments on new claims in our credit unemployment lines, were not as high as would have been expected. This, coupled with lower reserve levels as a result of reduced premium writings in this line, lead to a redundancy. These changes reflect experience gains and losses from actual claim frequencies differing from best estimate claim frequencies, and difference in actual versus best estimate paid claim lag rates. Such gains and losses are recognized in the periods they emerge.
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
Reinsurance
      The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of	As of	As of
	December 31,	December 31,	December 31,
	2004	2003	2002

	(In millions)
Reinsurance recoverables	$4,133	$4,377	$4,650
      Reinsurance recoverables decreased by $244 million, or 6%, from December 31, 2003 to December 31, 2004 and by $273 million, or 6%, from December 31, 2002 to December 31, 2003. We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,389 million, $2,410 million, and $2,255 million at December 31, 2004, December 31, 2003 and 2002, respectively.
      In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2004	2003

	(In millions)
Ceded future policyholder benefits and expense	$2,504	$2,551
Ceded unearned premium	767	971
Ceded claims and benefits payable	720	747
Ceded paid losses	142	108

Total	$4,133	$4,377

      We utilize ceded reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions, for client risk and profit sharing.

      Based on our December 31, 2004 results, we anticipate that we will receive approximately $34 million from reinsurers in respect of the 2004 Florida hurricanes. Our benefits, losses and expenses for the year ended December 31, 2004 reflect this anticipated recovery.

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
      The reinsurance recoverable from The Hartford was $1,507 million and $1,537 million as of December 31, 2004 and 2003, respectively. The reinsurance recoverable from John Hancock was $882 million and $873 million as of December 31, 2004 and 2003, respectively. We would be responsible for administering this business and funding policyholder liabilities in the event of a default by reinsurers. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, we will be obligated to make these payments.

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
      A substantial portion of Assurant Solutions’ reinsurance activities are related to agreements to reinsure premiums and risk related to business generated by certain clients to the clients’ captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full financial credit in the domiciliary state for the reinsurance. Our reinsurance agreements do not relieve us from our direct obligation to our insured. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize our exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and hold substantial collateral (in the form of funds, trusts and letters of credit) as security under the reinsurance agreements. See “Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Credit Risk.”
Liquidity and Capital Resources
      Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2004, the maximum amount of distributions our subsidiaries could pay under applicable laws and regulations without prior regulatory approval was $302 million. For a discussion of the various restrictions on the ability of our subsidiaries to pay dividends, please see “Item 1 — Business — Regulation” and “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”
      Dividends paid by our subsidiaries totaled $361.7 million for the year ended December 31, 2004, $99.5 million for the year ended December 31, 2003, and $186.5 million for the year ended December 31, 2002. We used these cash inflows primarily to pay expenses, to make interest payments on indebtedness and to make dividend payments to our stockholders.
      The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.
      In December 2003, we entered into two senior bridge credit facilities of $650 million and $1,100 million. The aggregate indebtedness of $1,750 million under the facility was in connection with the extinguishment of our mandatorily redeemable preferred securities.
      On January 30, 2004, we entered into a $500 million senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Markets, Inc., which is available for working capital and other general corporate purposes. The revolving credit facility is unsecured and is available until February 2007, so long as we are not in default.
      The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. As of December 31, 2004, we are in compliance with all covenants and we maintain all specified minimum ratios and thresholds.
      On February 10, 2004, we received a $725.5 million capital contribution from Fortis simultaneously with the closing of our initial public offering. The proceeds from that contribution were used to repay the outstanding indebtedness under the $650 million senior bridge credit facility and $75.5 million of outstanding indebtedness under the $1,100 million senior bridge credit facility. In addition, we repaid a portion of the $1,100 million senior bridge credit facility with $49.5 million in cash. We also refinanced the remaining amount outstanding under the $1,100 million senior bridge credit facility with the proceeds of our $975 million senior note offerings described below. All amounts outstanding under our senior bridge credit facilities were paid off in 2004.
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
      In March 2004, we established a $500 million commercial paper program, which is available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500 million senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as we are in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On June 1, 2004, August 9, 2004 and October 18, 2004, we used $20 million, $40 million and $40 million, respectively, from the commercial paper program for general corporate purposes, which was repaid on June 15, 2004, August 20, 2004 and October 29, 2004, respectively. There were no amounts relating to the commercial paper program outstanding at December 31, 2004. We did not use the revolving credit facility during the twelve months ended December 31, 2004 and no amounts are currently outstanding.
      Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are our unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The net proceeds from the issuance of the senior notes were used to repay the remaining portion of our outstanding indebtedness under our $1,100 million senior bridge facility.
      Our qualified pension plan was under-funded by $57.4 million at December 31, 2004. We established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. In the full year 2004, we made contributions to the pension fund totaling $26 million. This funding policy will be revised annually to take into effect any assumption changes, return on plan assets and funded status of the plan. In accordance with ERISA, there is no expected minimum funding requirement for 2004 or 2005. Our nonqualified plan, which is unfunded, had a projected benefit obligation of $85.2 million at December 31, 2004. The expected Company payments to retirees under this plan are approximately $4 million per year in 2004 and 2005. Also, our post-retirement plans (other than pension), which are partially funded with $7 million of assets, had an accumulated post-retirement benefit obligation of $54.5 million at December 31, 2004. In the full year 2004, we contributed $5.7 million towards pre-funding these benefits. In addition, the expected Company payments to retirees and dependents under the postretirement plan are approximately $1.2 million per year in 2004 and 2005. See Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this prospectus.
      We estimate that our capital expenditures in connection with our name change and rebranding initiative have been approximately $10 million, which were expensed in 2004. We are not currently planning to make any other significant capital expenditures in 2005.
      During January 2004, we paid to participants in the Assurant Appreciation Incentive Rights Plan an aggregate of $25 million in connection with the cash-out of all outstanding Fortis incentive rights.
      In management’s opinion, our subsidiaries’ cash flow from operations together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows
      We monitor cash flows at both the consolidated and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

      The table below shows our recent net cash flows:

	For the Year Ended
	December 31,

	2004	2003	2002

	(In millions)
Net cash provided by (used in):
Operating activities	$834	$741	$364
Investing activities	(644)	(711)	(379)
Financing activities	(341)	318	(43)

Net change in cash	$(151)	$348	$(58)

      Cash Flows for the Years Ended December 31, 2004, 2003 and 2002. The key changes of the net cash outflow of $151 million for the year ended December 31, 2004 were net purchases of fixed maturity securities of $1,238 million, maturities of these securities of $851 million, repayment of debt in the amount of $1,750 million, issuance of debt of $972 million, and issuance of common stock of $725 million. The key changes of the net cash inflow of $348 million for the year ended December 31, 2003 were net purchases of fixed maturity securities of $1,929 million, maturities of these securities of $1,131 million and issuance of debt in the amount of $2,400 million. Key changes of the net cash outflow of $58 million for the year ended December 31, 2002 were net purchases of fixed maturity securities of $1,164 million and maturities of these securities of $858 million.
      At December 31, 2004, we had total debt outstanding of $996 million, as compared to $1,970 million at December 31, 2003 and $1,471 million at December 31, 2002. At December 31, 2004, this debt consisted of $972 million of senior notes and $24 million of mandatorily redeemable preferred stock.
      The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Year Ended
	December 31,

Security	2004	2003	2002

	(In millions)
Mandatorily redeemable preferred securities and interest paid	$38	$129	$117
Mandatorily redeemable preferred stock dividends	1	1	1
Common stock dividends	30	181	42

Total	$69	$311	$160

Commitments and Contingencies
      We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2004, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31,

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total

	(In millions)
Contractual obligations:
Insurance liabilities(1)	$1,515	$637	$256	$991	$3,399
Debt	—	—	—	975	975
Interest on debt	60	181	181	762	1,184
Mandatorily redeemable preferred stock	—	—	—	24	24
Operating leases	35	52	37	28	152
Commitments:
Investment purchases Outstanding:
unsettled trades	35	—	—	—	35
commercial mortgage loans on real estate	32		—	—	32
other investments	24	5	—	—	29

Total obligations and commitments	$1,701	$875	$474	$2,780	$5,830

(1)	Insurance liabilities, reflected in the commitments and contingencies table above, include products for which we are currently making periodic payments and products for which we are not making periodic payments, but for which we believe the amount and timing of future payments is essentially fixed and determinable. Amounts included in insurance liabilities reflect estimated cash payments to be made to policyholders. The total amount represents the claims and benefits payable on all of our long and short duration contracts with the exception of $216 million related to our FFG and LTC disposed businesses. The payment of these liabilities has been fully reinsured. See “Item 1 — Business — Business Dispositions.”
     Liabilities for future policy benefits and expenses of $6,413 million and unearned premiums of $3,354 million as of December 31, 2004 have been excluded from the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments. These liabilities have been excluded from the table above because the determination of these liability amounts and the timing of payments are not reasonably fixed and determinable since the insurable event, payment triggering or revenue recognition event has not yet occurred.
     In addition, as of December 31, 2004, the Assurant Appreciation Incentive Rights Plan liability was $49 million. This liability will be paid based on the plan description.

Letters of Credit
      In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $66 million and $117 million of letters of credit outstanding as of December 31, 2004 and December 31, 2003, respectively.

RISK FACTORS
Risks Related to Our Company

Our profitability may decline if we are unable to maintain our relationships with significant clients, distributors and other parties important to the success of our business.
      Our relationships and contractual arrangements with significant clients, distributors and other parties with which we do business are important to the success of our business segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with several mortgage lenders and servicers, retailers, credit card issuers and other financial institutions through which we distribute our products. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with IPSI, a wholly owned subsidiary of State Farm Mutual Automobile Insurance Company (State Farm), and USAA, as well as a relationship with HAA, the association through which we provide many of our individual health insurance products through Assurant Health’s agreement dated September 1, 2003 with its administrator, NAC. An association in the health insurance market is an entity formed and maintained in good faith for purposes other than obtaining insurance and does not make health insurance coverage offered through the association available other than in connection with membership in the association. The agreement that provides for our exclusive distribution relationship with IPSI terminates in June 2008, but may be extended if agreed to by both parties. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. A PPO is an entity that acts as an intermediary between an insurer and a network of hospitals, physicians, dentists or other providers of health care who have agreed to provide care to insureds subject to contractually established reimbursement rates. In Assurant PreNeed, we have an exclusive distribution relationship with SCI. Many of these arrangements have terms ranging from one to five years. Although we believe we have generally been successful in maintaining our client, distribution and related relationships, if these parties decline to renew or seek to terminate these arrangements or seek to renew these contracts on less favorable terms, our results of operations and financial condition could be materially adversely affected. In addition, we are subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if one or more of our clients or distributors consolidate or align themselves with other companies, we may lose business or suffer decreased revenues. A loss of the discount arrangements with PPOs could also lead to higher medical or dental costs and/or a loss of members to other medical or dental plans.
      For example, Assurant Solutions lost a few clients over the last three years as a result of bankruptcies and termination of contracts either by it or its clients; however, none of the clients lost was significant to its business. At Assurant Health, client turnover has been stable over the last three years as none of the clients lost was significant to its business. Assurant PreNeed terminated several client relationships with three funeral home groups in 2003 because of profitability issues with the business; none of the clients terminated was significant to its business.

Sales of our products and services may be reduced if we are unable to attract and retain sales representatives or develop and maintain distribution sources.
      We distribute our insurance products and services through a variety of distribution channels including: independent employee benefits specialists, brokers, managing general agents, life agents, financial institutions, mortgage lenders and servicers, retailers, funeral directors, association groups and other third-party marketing organizations.
      Our relationships with these various distributors are significant both for our revenues and profits. We do not distribute our insurance products and services through captive or affiliated agents. In Assurant Health, we depend in large part on the services of independent agents and brokers and on associations, including HAA, in the marketing of our products. In Assurant Employee Benefits, independent agents and brokers who act as advisors to our customers, market and distribute our products. Independent agents and brokers are typically not exclusively dedicated to us and usually also market products of our competitors. Strong competition exists among insurers to form relationships with agents and brokers of demonstrated ability. We compete with other insurers for sales representatives, agents and brokers primarily on the basis of our financial position, support services, compensation and product features. In addition, by relying on independent agents and brokers to distribute products for us, we face continued competition from our competitors’ products. Moreover, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment. Recently, the marketing of health insurance through association groups and broker compensation arrangements have come under increased scrutiny. An interruption in, or changes to, our relationships with various third-party distributors or our inability to respond to regulatory changes could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition.
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
      In addition, general inflationary pressures may affect the costs of medical and dental care, as well as repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our pre-funded funeral insurance policies, particularly those that are guaranteed to grow with the CPI. Pre-funded funeral insurance provides benefits to fund the costs incurred in connection with a pre-arranged funeral contract, which is an arrangement between a funeral firm and an individual whereby the funeral firm agrees to perform a selected funeral upon the individual’s death.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially reduce our earnings, profitability and capital.
      We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported and unreported claims IBNR as of the end of each accounting period. Reserves, whether calculated under GAAP or SAP, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.
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
      Our profitability depends in large part on accurately predicting benefits, claims and other costs, including medical and dental costs, and predictions regarding the frequency and magnitude of claims on our disability and property coverages. It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts. Utilization review is a review process designed to control and limit medical expenses, which includes, among other things, requiring certification for admission to a health care facility and cost-effective ways of handling patients with catastrophic illnesses. Claims management entails the use of a variety of means to mitigate the extent of losses incurred by insureds and the corresponding benefit cost, which includes efforts to improve the quality of medical care provided to insureds and to assist them with vocational services. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Our ability to predict and manage costs and claims, as well as our business, results of operations and financial condition may be adversely affected by: changes in health and dental care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment, economic factors, the occurrence of catastrophes and numerous other factors affecting the cost of health and dental care and the frequency and severity of claims in all our business segments.
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

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our sales and profitability.

Our investment portfolio may suffer reduced returns or losses that could reduce our profitability.
      Investment returns are an important part of our overall profitability and significant fluctuations in the fixed income market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For the year ended December 31, 2004, our net investment income was $635 million and our net realized gains on investments were $24 million, which collectively accounted for approximately 9% of our total revenues during such period. For the year ended December 31, 2003, our net investment income was $607 million and our net realized gains on investments were $2 million, which collectively accounted for approximately 9% of our total revenues during such period.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.
      Changes in interest rates can negatively affect the performance of some of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments, which comprised $9,478 million, or 82%, of the fair value of our total investments as of December 31, 2004 and $9,005 million, or 82%, as of December 31, 2003.
      The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments. As of December 31, 2004, mortgage-backed and other asset-backed securities represented approximately $1,677 million, or 14%, of the fair value of our total investments.
      Because substantially all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our balance sheet. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations affect the value of our investments and could materially adversely affect our results of operations and financial condition.
      We employ asset/ liability matching strategies to reduce the adverse effects of interest rate volatility and to ensure that cash flows are available to pay claims as they become due. Our asset/ liability matching strategies include: asset/ liability duration management, structuring our bond and commercial mortgage loan portfolios to limit the effects of prepayments and consistent monitoring of, and appropriate changes to, the pricing of our products.
      However, these strategies may fail to eliminate or reduce the adverse effects of interest rate volatility, and no assurances can be given that significant fluctuations in the level of interest rates will not have a material adverse effect on our results of operations and financial condition.
      In addition, Assurant PreNeed generally writes whole life insurance policies with increasing death benefits. Whole life insurance refers to a form of life insurance that provides guaranteed death benefits and guaranteed cash values to policyholders. As of December 31, 2004, approximately 83% of Assurant PreNeed’s in force insurance policy reserves related to policies that provide for death benefit growth, some of which provide for minimum death benefit growth pegged to changes in the CPI. In extended periods of declining interest rates or high inflation, there may be compression in the spread between Assurant PreNeed’s death benefit growth rates and its investment earnings or a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition.
      Assurant Employee Benefits calculates reserves for long-term disability and life waiver of premium claims using net present value calculations based on current interest rates at the time claims are funded and expectations regarding future interest rates. Waiver of premium refers to a provision in a life insurance policy pursuant to which an insured with total disability that lasts for a specified period no longer has to pay premiums for the duration of the disability or for a stated period, during which time the life insurance coverage provides continued coverage. If interest rates decline, reserves for open and/or new claims would need to be calculated using lower discount rates thereby increasing the net present value of those claims and the required reserves. Depending on the magnitude of the decline, this could have a material adverse effect on our results of operations and financial condition. In addition, investment income may be lower than that assumed in setting premium rates.

Our investment portfolio is subject to credit risk.
      We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and preferred stocks. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2004, we held $9,178 million of fixed maturity securities, or 76% of the fair value of our total invested assets at such date. Our fixed maturity portfolio also includes below investment grade securities, which comprised 6% of the fair value of our total fixed maturity securities at December 31, 2004 and December 31, 2003. These investments generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. Other-than-temporary impairment losses on our available for sale securities totaled $0.6 million for the year ended December 31, 2004 and $20 million for the year ended December 31, 2003.
      As of December 31, 2004, less than 1% of the fair value of our total investments was invested in common stock; however, we have had higher percentages in the past and may make more such investments in the future. Investments in common stock generally provide higher expected total returns, but present greater risk to preservation of principal than our fixed income investments.
      In addition, while currently we do not utilize derivative instruments to hedge or manage our interest rate or equity risk, we may do so in the future. Derivative instruments generally present greater risk than fixed income investments or equity investments because of their greater sensitivity to market fluctuations. Effective as of August 1, 2003, we utilize derivative instruments in managing Assurant PreNeed’s exposure to inflation risk. While these instruments seek to protect a portion of Assurant PreNeed’s existing business that is tied to the CPI, a sharp increase in inflation could have a material adverse effect on our results of operations and financial condition.

Our commercial mortgage loans and real estate investments subject us to liquidity risk.
      As of December 31, 2004, commercial mortgage loans on real estate investments represented approximately 9% of the fair value of our total investments. These types of investments are relatively illiquid, thus increasing our liquidity risk. In addition, if we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

The risk parameters of our investment portfolio may not target an appropriate level of risk, thereby reducing our profitability and diminishing our ability to compete and grow.
      We seek to earn returns on our investments to enhance our ability to offer competitive rates and prices to our customers. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each of our business segments. However, we may not succeed in targeting an appropriate overall risk level for our investment portfolio. As a result, the return on our investments may be insufficient to meet our profit targets over the long term, thereby reducing our profitability. If, in response, we choose to increase our product prices to maintain profitability, we may diminish our ability to compete and grow.

Environmental liability exposure may result from our commercial mortgage loan portfolio and real estate investments.
      Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may harm our financial strength and reduce our profitability. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, under certain circumstances, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us. We also may face this liability after foreclosing on a property securing a mortgage loan held by us after a loan default.

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
      The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most of our catastrophe claims in the past have related to homeowners and other personal lines coverages, which for the year ended December 31, 2004 represented approximately 26% of our net earned premiums and other consideration in our Assurant Solutions segment. In addition, as of December 31, 2004, approximately 35.6% of the insurance in force in our homeowners and other personal lines related to properties located in California, Florida and Texas. As a result of our creditor-placed homeowners insurance product, which typically provides coverage against an insured’s property being destroyed or damaged by various perils, our concentration in these areas may increase in the future. This is because in our creditor-placed homeowners insurance line, we agree to provide homeowners insurance coverage automatically. If other insurers withdraw coverage in these or other states, this may lead to adverse selection and increased utilization of our creditor-placed homeowners insurance in these areas. Adverse selection refers to the process by which an applicant who believes himself to be uninsurable, or at greater than average risk, seeks to obtain an insurance policy at a standard premium rate.
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

      Pre-tax catastrophe losses in excess of $1 million (before the benefits of reinsurance) that we have experienced in recent years include:

•	total losses of approximately $10 million incurred in 2001 in connection with tropical storm Allison;

•	total losses of approximately $12 million incurred in 2002 in connection with Arizona wildfires, Texas floods and Hurricane Lili;

•	total losses of approximately $30 million incurred in 2003 in connection with various catastrophes caused by windstorms, hailstorms and tornadoes, Hurricane Isabel and the California wildfires; and

•	total losses of approximately $125 million incurred through December 31, 2004 in connection with the four Florida hurricanes. Total reinsurance recoveries related to these events are anticipated to be approximately $34 million.
      No liquidation in investments was required in connection with these catastrophes as the claims were paid from current cash flow, cash on hand or short-term investments.
      In addition, our group life and health insurance operations could be materially impacted by catastrophes such as terrorist attacks or by an epidemic that causes a widespread increase in mortality, morbidity or disability rates or that causes an increase in the need for medical care. The mortality rate refers to the relationship of the frequency of deaths of individual members of a group to the entire group membership over a specified period of time. The morbidity rate refers to the relationship of the incidence of disease or disability contracted by individual members of a group to the entire group membership over a specified period of time. For example, the influenza epidemic of 1918 caused several million deaths. Losses due to catastrophes would not generally be covered by reinsurance and could have a material adverse effect on our results of operations and financial condition. In addition, in Assurant PreNeed the average age of policyholders is in excess of 72 years. This group is more susceptible to epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.
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
      Historically, we have maintained reinsurance on a significant portion of our Assurant Health business, but we will not renew or replace this reinsurance effective as of December 31, 2004 and therefore, we will not be entitled to certain reinsurance recoverables to which we were previously entitled.

We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.
      We have sold businesses through reinsurance ceded to third parties, such as our 2001 sale of the insurance operations of our FFG division to The Hartford. The assets backing the liabilities on these businesses are held in a trust, and the separate accounts relating to the FFG business are still reflected on our balance sheet. Such separate accounts represent assets allocated under certain policies and contracts that are segregated from the general account and other separate accounts. The policyholder or contractholder bears the risk of investments held in a separate account. However, we would be responsible for administering this business in the event of a default by the reinsurer. We do not have the administrative systems and capabilities to process this business today. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms, with a resulting material adverse effect on our results of operations and financial condition.

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
      The manufactured housing industry has experienced a significant decline in both shipments and retail sales in the last six years. Manufactured housing shipments have decreased from approximately 350,000 in 1999 to approximately 120,000 (annualized) in 2004, representing a 66% decline. Repossessions are at an all time high, resale values have been significantly reduced and several lenders, dealers, manufacturers and vertically integrated manufactured housing companies have either ceased operations or gone bankrupt. This downturn in the industry is the result of several factors, including excess production, aggressive sales practices, reduced underwriting standards and poor lending practices. As a result of this downturn, the industry has experienced consolidation, with the leaders purchasing the weaker competitors. If these downward trends continue, our results of operations and financial condition may be adversely affected.

The financial strength of our insurance company subsidiaries is rated by A.M. Best, Moody’s, and S&P, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.
      Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Most of our domestic operating insurance subsidiaries are rated by A.M. Best. Six of our domestic operating insurance subsidiaries are rated by Moody’s and seven of our domestic operating insurance subsidiaries are rated by S&P. The ratings reflect A.M. Best’s, Moody’s, and S&P’s opinions of our subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. The ratings are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings.
      All of our domestic operating insurance subsidiaries rated by A.M. Best have financial strength ratings of A (“Excellent”), which is the second highest of ten ratings categories and the highest within the category based on modifiers (i.e., A and A- are “Excellent”) or A- (“Excellent”), which is the second highest of ten ratings categories and the lowest within the category based on modifiers.
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
      The S&P financial strength rating is A (“Strong”) for four of our domestic operating insurance subsidiaries, which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”), and A- (“Strong”) for three of our domestic operating insurance subsidiaries, which is the third highest of nine ratings categories and the lowest within the category based on modifiers.
      Rating agencies review their ratings periodically and our current ratings may not be maintained in the future. If our ratings are reduced from their current levels by A.M. Best, Moody’s, or S&P, or placed under surveillance or review with possible negative implications, our competitive position in the respective insurance industry segments could suffer and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things: the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies.
      As customers and their advisors place importance on our financial strength ratings, we may lose customers and compete less successfully if we are downgraded. In addition, ratings impact our ability to attract investment capital on favorable terms. If our financial strength ratings are reduced from their current levels by A.M. Best, Moody’s, or S&P, our cost of borrowing would likely increase, our sales and earnings could decrease and our results of operations and financial condition could be materially adversely affected.
      Contracts representing approximately 22% of Assurant Solutions’ net earned premiums and fee income for the year ended December 31, 2004 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts if the subsidiaries’ ratings fall below these minimum acceptable levels. Under our ten-year marketing agreement with SCI, AMLIC, one of our subsidiaries in the Assurant PreNeed segment, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement. In our Assurant Health and Assurant Employee Benefits segments, we do not have any material contracts that permit termination in the case of a ratings downgrade.

The failure to effectively maintain and modernize our information systems could adversely affect our business.
      Our business is dependent upon our ability to keep up to date with technological advances. This is particularly important in Assurant Solutions, where our systems, including our ability to keep our systems integrated with those of our clients, are critical to the operation of our business. Our failure to update our systems to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.
      During the year ended December 31, 2004, we have spent approximately $118 million in Assurant Solutions, $81 million in Assurant Health, $67 million in Assurant Employee Benefits and $5 million in Assurant PreNeed to maintain, upgrade and consolidate our information systems. In 2005, we plan to spend for these purposes approximately $126 million in Assurant Solutions, $89 million in Assurant Health, $62 million in Assurant Employee Benefits and $5 million in Assurant PreNeed.
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

Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditure; non-compliance with the Sarbanes-Oxley Act may adversely affect us.
      The Sarbanes-Oxley Act of 2002 that became law in July 2002 and rules subsequently implemented by the SEC and the NYSE require changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. We are required to comply with Section 404 of the Sarbanes-Oxley Act by December 31, 2005. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, it may have a material adverse effect on us.

Failure to protect our clients’ confidential information and privacy could result in the loss of customers, reduction to our profitability and/or subject us to fines and penalties.
      A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our Assurant Health segment is the subject of national and state legislation, including the HIPAA, and certain of the activities conducted by our Assurant Solutions segment are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect such confidential information vary by business segment and may include among other things: training and educating our employees regarding our obligations relating to confidential information; actively monitoring our record retention plans and any changes in state or federal privacy and compliance requirements; drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues; maintaining secure storage facilities for tangible records; and limiting access to electronic information and maintaining a “clean desk policy” aimed at safeguarding certain current information.
      In addition, we must develop, implement and maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not properly comply with privacy regulations and protect confidential information we could experience adverse consequences, including loss of clients and related revenue, regulatory problems, loss of reputation and client litigation.
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

      The payment of dividends to us by any of our operating subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is the lesser of (i) 10% of the statutory surplus as of the end of the prior year or (ii) the prior year’s statutory net income. In some states, the formula is the greater amount of clauses (i) and (ii). Some states, however, have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. No assurance can be given that there will not be further regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that our subsidiaries could pay to us in 2005 without regulatory approval is approximately $364 million. Dividends paid by our subsidiaries totaled $361.7 million through December 31, 2004. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would seek such approval or would obtain such approval. If the ability of insurance subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses.
      Our credit facilities also contain limitations on our ability to pay dividends to our shareholders if we are in default or such dividend payments would cause us to be in default of the credit facilities.
Risks Related to Our Industry

Our business is subject to risks related to litigation and regulatory actions.
      In addition to the occasional employment-related litigation to which businesses are subject, we are a defendant in actions arising out of, and are involved in, various regulatory investigations and examinations relating to, our insurance and other related business operations. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

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
      The outcome of these actions cannot be predicted, and no assurances can be given that such actions or any litigation would not materially adversely affect our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction.
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
      Recently, the insurance industry has experienced substantial volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes and the use of inducements to brokers or companies in the sale of group insurance products. In accordance with a long-standing and widespread industry practice, we have paid and may continue to pay contingent commissions to insurance brokers and agents, primarily in our Assurant Employee Benefits segment. We purchase reinsurance, including but not limited to reinsurance agreements that share risks and profits with certain clients in our Assurant Solutions segment on business produced by these clients. These clients include mortgage lenders and servicers, financial institutions and retailers. We have received inquiries and informational requests from insurance departments in certain states in which our insurance subsidiaries operate. We have conducted an internal review under the supervision of outside counsel to confirm that our employees have not provided inflated or fictitious quotes or used improper inducements in the sale of group insurance products in our Assurant Employee Benefits segment. Another focus of regulators has been the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. One of our reinsurers thinks we should have been accounting for premiums ceded to them as a loan instead of as an expense. Management believes that the difference in treatment would be immaterial to the Company’s financial position or results of operations. In 2004, 2003 and 2002, premiums ceded to this reinsurer were $2.6 million, $1.5 million and $0.5 million, respectively, and losses ceded were $10 million, $0, and $0, respectively. We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the insurance industry or our business. Given our prominent position in the insurance industry, it is possible that we will become subject to further investigations and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be materially adversely affected by the negative publicity for the insurance industry related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings. See “Item 1 — Business — Regulation.”

We face significant competitive pressures in our businesses, which may reduce premium rates and prevent us from pricing our products at rates that will allow us to be profitable.
      In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and product, although we have no single competitor who competes against us in all of the business lines in which we operate. Assurant Solutions has numerous competitors in its product lines, but we believe no other company participates in all of the same lines or offers comprehensive capabilities. Competitors include insurance companies and financial institutions. In Assurant Health, we believe the market is characterized by many competitors, and our main competitors include health insurance companies, HMO and the Blue Cross/ Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, commercial competitors include benefits and life insurance companies as well as not-for-profit Delta Dental plans. In Assurant PreNeed, our main competitors are two pre-need life insurance companies with nationwide representation, Forethought Financial Services and Homesteaders Life Company, and several small regional insurers. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business.

      Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some may also have greater financial resources with which to compete. As a result of judicial developments and changes enacted by the Office of the Comptroller of the Currency, financial institutions are now able to offer a substitute product similar to credit insurance as part of their basic loan agreement with customers without being subject to insurance regulations. Credit insurance is insurance issued to cover the life, unemployment or disability of a debtor or borrower for an outstanding loan. Also, as a result of the Gramm-Leach-Bliley Act, which was enacted in November 1999, financial institutions are now able to affiliate with other insurance companies to offer services similar to our own. This has resulted in new competitors with significant financial resources entering some of our markets. Moreover, some of our competitors may have a lower target for returns on capital allocated to their business than we do, which may lead them to price their products and services lower than we do. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have recently entered the market for individual health insurance products. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our results of operations and financial condition.
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
      The nature of the market for the insurance and related products and services we provide is that we interface with and distribute our products and services ultimately to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products and services, thereby subjecting our industries to the possibility of periodic negative publicity. We may also be negatively impacted if another company in one of our industries or in a related industry engages in practices resulting in increased public attention to our businesses. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate.

We are subject to extensive governmental laws and regulations, which increases our costs and could restrict the conduct of our business.
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
      If regulatory requirements impede our ability to raise premium rates, utilize new policy forms or terminate, deny or cancel coverage in any of our businesses, our results of operations and financial condition could be materially adversely affected. The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by SAP and procedures, is considered important by insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement, action by regulatory authorities or a downgrade by rating agencies.
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
      Although the U.S. federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, could significantly impact the insurance industry and us. Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. In addition, state legislatures and the U.S. Congress continue to focus on health care issues. The U.S. Congress is considering Patients’ Bill of Rights legislation, which, if adopted, would permit health plans to be sued in state court for coverage determinations and could fundamentally alter the treatment of coverage decisions under ERISA. There recently have been legislative attempts to limit ERISA’s preemptive effect on state laws. For example, the U.S. Congress has, from time to time, considered legislation relating to changes in ERISA to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our liability under our health insurance policies. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously.
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
      It is difficult to predict the effect of the current investigations in connection with insurance industry practices. See “— Our business is subject to risks related to litigation and regulatory actions.”

Costs of compliance with privacy laws could adversely affect our business and results of operations.
      The privacy of individuals has been the subject of recent state and federal legislation. State privacy laws, particularly those with “opt-in” clauses, can affect the pre-funded funeral insurance business and Solutions business. These laws make it harder to share information for marketing purposes, such as generating new sales leads. Similarly, the recently created “do not call” list would restrict our ability to contact customers and, in Assurant Solutions, has lowered our expectations for growth in our direct-marketed consumer credit insurance products in the United States.
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
      In addition, the Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of the insurance policy and annually thereafter. Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require individuals to opt in to information sharing instead of being immediately included. This could significantly increase costs of doing business. Additionally, when final U.S. Treasury Department regulations are promulgated in connection with the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and USA PATRIOT Act, we will likely have to expend additional resources to tailor our existing anti-fraud efforts to the new rules.
Risks Related to Our Relationship with Fortis

Fortis will continue to have representation on our board of directors and influence our affairs for as long as it remains a significant stockholder.
      As of March 4, 2005, Fortis owned 22,999,130 shares, or approximately 16%, of our outstanding common stock. We have entered into a shareholders’ agreement with Fortis pursuant to which Fortis has the right to nominate designees to our board of directors and, subject to limited exceptions, our board of directors will nominate those designees as follows: (i) so long as Fortis owns less than 50% but at least 10% of our outstanding shares of common stock, two designees (out of a maximum of 12 directors); and (ii) so long as Fortis owns less than 10% but at least 5% of our outstanding shares of common stock, one designee. Currently, Fortis has two designees on our board of directors. However, we agreed with Fortis to terminate the shareholders’ agreement effective upon the closing of the secondary offering, at which time other corporate governance arrangements will come into effect. These arrangements include that, if at any time while there are no vacancies on our 12-member board of directors, our board of directors, or a committee thereof, adopts a resolution (i) recommending to our shareholders that a particular candidate be elected to our board of directors to replace one of the Fortis designees or (ii) appointing to our board of directors a new member, then Fortis will cause one of the Fortis designees to resign from our board of directors promptly following the adoption of such resolution. In addition, if at any time Fortis ceases to own more than 5% of our outstanding common stock, Fortis will promptly cause any remaining Fortis designees to resign from our board of directors.
      See “Item 13 — Certain Relationships and Related Transactions” for additional information on related party transactions between our Company and Fortis.
      In addition, our certificate of incorporation provides that for so long as Fortis continues to own less than 50% but at least 10% of our outstanding shares of common stock, our board of directors will consist of no more than 12 directors (including at least seven independent directors).
      Pursuant to our shareholders’ agreement with Fortis, Fortis has the right to nominate two designees to our board of directors (out of a maximum of 12 directors), and the shareholders’ agreement and our by-laws provide that, subject to limited exceptions, our board of directors will nominate those designees. However, we agreed with Fortis to terminate the shareholders’ agreement effective upon the closing of the secondary offering, at which time other corporate governance arrangements will come into effect. See “Certain Relationships and Related Transactions — Corporate Governance Arrangements.”
      Fortis’ sale of the exchangeable bonds concurrently with the closing of the secondary offering will not affect Fortis’ board rights unless the exchangeable bonds are exchanged for shares of our common stock. The exchangeable bonds and the 22,999,130 shares of Assurant common stock into which they are exchangeable have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Because Fortis will control us, conflicts of interest between Fortis and us could be resolved in a manner unfavorable to us.
      Various conflicts of interest between Fortis and us could arise which may be resolved in a manner that is unfavorable to us, including, but not limited to, the following areas:
      Stock Ownership. Our shareholders’ agreement provides that for as long as Fortis owns at least 10% of our outstanding shares of common stock, the following actions may only be taken with the approval of Fortis, as stockholder:

•	any recapitalization, reclassification, spin-off or combination of any of our securities or any of those of our principal subsidiaries; or

•	any liquidation, dissolution, winding up or commencement of voluntary bankruptcy or insolvency proceedings with respect to us or our subsidiaries.
      For more information regarding the shareholders’ agreement, see “Item 13 — Certain Relationships and Related Transactions — Shareholders’ Agreement.”
      However, under our new corporate governance arrangements with Fortis, which became effective upon the closing of the secondary offering, we will no longer be required to obtain Fortis’ approval for such corporate actions, but Fortis will agree to vote its shares of our common stock in favor of any such corporate action if, at any time while at least one Fortis designee remains on our board of directors, our board of directors, including any Fortis designee, votes in favor of such corporate action. For more information regarding these matters, see “Certain Relationships and Related Transactions.”
      The exchangeable bonds and the shares of Assurant common stock into which they are exchangeable have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
      Cross-Directorships. Michel Baise and Gilbert Mittler are directors of our Company who are also currently directors and/or officers of Fortis or the Fortis Group. Service as both a director of our Company and as a director or officer of Fortis or the Fortis Group or ownership interests of directors or officers of our Company in the stock of Fortis Group could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the two companies. Our directors who are also directors or officers of Fortis or the Fortis Group will have obligations to both companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. For example, these decisions could relate to:

•	disagreement over the desirability of a potential acquisition or disposition opportunity; or

•	corporate finance decisions.
      Allocation of Business Opportunities. Although we do not expect Fortis Group to compete with us in the near term, there may be business opportunities that are suitable for both Fortis Group and us. Fortis designees may direct such opportunities to Fortis and we may have no recourse against the Fortis designees or the Fortis Group. We have no formal mechanisms for allocating business opportunities.

Because Fortis Bank operates U.S. branch offices, we are subject to regulation and oversight by the Federal Reserve Board under the BHCA.
      Fortis Bank S.A./N.V. (Fortis Bank), which is a company in the Fortis Group, obtained approval in 2002 from state banking authorities and the Board of Governors of the Federal Reserve System (Federal Reserve) to establish branch offices in Connecticut and New York. By virtue of the opening of these offices, the Fortis Group’s operations and investments (including the Fortis Group’s investment in us) became subject to the nonbanking prohibitions of Section 4 of the BHCA. Except to the extent that a BHCA exemption or authority is available, Section 4 of the BHCA does not permit foreign banking organizations with U.S. branches to own more than 5% of any class of voting shares or otherwise to control any company that conducts commercial activities, such as manufacturing, distribution of goods or real estate development.

      To broaden the scope of activities and investments permissible for the Fortis Group and us, the Fortis Group in 2002 notified the Federal Reserve of its election to be a “financial holding company” for purposes of the BHCA and the Federal Reserve’s implementing regulations in Regulation Y. As a financial holding company, the Fortis Group may own shares of companies engaged in activities in the United States that are “financial in nature,” “incidental to such financial activity” or “complementary to a financial activity.” Activities that are “financial in nature” include, among other things:

•	insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities; and

•	acting as principal, agent or broker for purposes of the foregoing.
      In connection with Fortis Bank’s establishment of U.S. branches, staff of the Federal Reserve inquired as to whether certain of our activities are financial in nature under Section 4(k) of the BHCA. In light of the Fortis Group’s contemplated divestiture of our shares, this inquiry was suspended at the Fortis Group’s and our request. To the extent that any of our activities might be deemed not to be financial in nature under Section 4(k), the Fortis Group may rely on an exemption in Section 4(a)(2) of the BHCA that permits the Fortis Group to continue to hold interests in companies engaged in activities that are not financial in nature for an initial period of two years and, with Federal Reserve approval for each extension, for up to three additional one-year periods. The Federal Reserve also has the discretion to permit the Fortis Group to hold such interests after the five-year period under certain provisions other than Section 4(a)(2). The initial two-year period under Section 4(a)(2) expired on December 2, 2004. The Fortis Group has requested an initial one-year extension of the divestiture period.
      If the Federal Reserve does not grant an extension of the exemption period for any one-year period or if Fortis holds more than 5% of any class of our voting shares after December 2, 2007, without the consent or acquiescence of the Federal Reserve, and the Federal Reserve determined that certain of our activities are nonfinancial, the Fortis Group may be required (i) to rely on another provision of the BHCA, (ii) to close the U.S. branches of Fortis Bank, or (iii) to divest any of our shares exceeding 5% of any class of our voting shares and to divest any control over us for purposes of the BHCA.
      The Fortis Group will continue to qualify as a financial holding company so long as Fortis Bank remains “well capitalized” and “well managed,” as those terms are defined in Regulation Y. Generally, Fortis Bank will be considered “well capitalized” if it maintains tier 1 and total RBC ratios of at least 6% and 10%, respectively. The Fortis Group will be considered “well managed” if it has received at least a satisfactory composite rating of its U.S. branch operations at its most recent examination. If the Fortis Group lost and were unable to regain its financial holding company status, the Fortis Group could be required (i) to close the U.S. branches of Fortis Bank or (ii) to divest any of our shares exceeding 5% of any class of our voting securities and to divest any control over us for purposes of the BHCA.
      In addition, the Federal Reserve has jurisdiction under the BHCA over all of the Fortis Group’s direct and indirect U.S. subsidiaries. We and our subsidiaries will be considered subsidiaries of the Fortis Group for purposes of the BHCA so long as the Fortis Group owns 25% or more of any class of our voting shares or otherwise controls or has been determined to have a controlling influence over us within the meaning of the BHCA. The Federal Reserve could take the position that the Fortis Group continues to control us until the Fortis Group reduces its ownership to less than 5% of our voting shares. So long as the Fortis Group controls us for purposes of the BHCA, the Federal Reserve could require us immediately to discontinue, restructure or divest any of our operations that are deemed to be impermissible under the BHCA, which could result in reduced revenues, increased costs or reduced profitability for us.
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
      State laws and our certificate of incorporation and by-laws may also make it difficult for stockholders to replace or remove our directors. These provisions may facilitate directors entrenchment, which may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.
      The following provisions in our certificate of incorporation and by-laws have anti-takeover effects and may delay, defer or prevent a takeover attempt that our stockholders might consider in their best interests. In particular, our certificate of incorporation and by-laws:

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

Applicable insurance laws may make it difficult to effect a change of control of our Company.
      Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. However, the State of Florida, in which certain of our insurance subsidiaries are domiciled, defines control as 5% or more. Because a person acquiring 5% or more of our common stock would indirectly control the same percentage of the stock of our Florida subsidiaries, the insurance change of control laws of Florida would apply to such transaction and at 10%, the laws of many other states would likely apply to such a transaction. Prior to granting approval of an application to acquire control of a domestic insurer, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

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
      As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and stockholders’ interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally we are exposed to inflation risk and to a small extent to foreign currency risk.
      Interest rate risk is the possibility the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risks and other factors.
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

Interest Rate Risk
      Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk — price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-

backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2004, we held $9,178 million of fixed maturity securities at fair market value and $1,054 million of commercial mortgages at amortized cost for a combined total of 84% of total invested assets. As of December 31, 2003, we held $8,729 million of fixed maturity securities at fair market value and $933 million of commercial mortgages at amortized cost for a combined total of 85% of total invested assets.
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
Interest Rate Movement Analysis
of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2004

	(100)	(50)	0	50	100

	(In millions)
Total market value	$9,751	$9,460	$9,178	$8,907	$8,649
% Change in market value from base case	6.24%	3.08%	0.00%	(2.95)%	(5.77)%
$ Change in market value from base case	$573	$282	$0	$(271)	$(528)

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

      The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2004:

		Percentage of
Rating	Fair Value	Total

	(In millions)
Aaa/Aa/A	$6,142	67%
Baa	2,493	27%
Ba	416	5%
B and lower	127	1%

Total	$9,178	100%

      We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments as described above under “— Reinsurance.”
      For at least 50% of our $4,133 million of reinsurance recoverables at December 31, 2004, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,507 million and $882 million as of December 31, 2004 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Risks Related to Our Company — Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.” We believe that a majority of our reinsurance exposure has been ceded to companies rated “A-“or better by A.M. Best.

Inflation Risk
      Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 12% of Assurant PreNeed’s insurance policies with reserves of approximately $398 million as of December 31, 2004 have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the CPI. See “— Derivatives.”
      In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk
      We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. We also have limited foreign exchange risk exposure to currencies other than the Canadian dollar, primarily the British pound and Danish krone. Total invested assets denominated in these other currencies were less than 2% of our total invested assets at December 31, 2004.
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
      In 2003 we determined that the modified coinsurance agreement with The Hartford contained an embedded derivative. In accordance with DIG B36, we bifurcated the contract into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet. Contemporaneous with the adoption of DIG B36, we reclassified the invested assets related to this modified coinsurance agreement from fixed maturities available for sale to trading securities, included in other investments in the December 31, 2003 and 2004 consolidated balance sheet. The combination of the two aforementioned transactions has no net impact in the consolidated statements of operations for all periods presented. See Note 2 of the Notes to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data.
      The consolidated financial statements and financial statement schedules in Part IV, Item 15(a) 1 and 2 of this report are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures.
      Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information regarding executive officers in the 2005 Proxy Statement dated April 26, 2005 (2005 Proxy Statement), under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2005 Proxy Statement, under the caption, “Election of Directors” in “Proposal One” is incorporated herein by reference.

Code of Ethics.
      We have adopted The Assurant Guidelines on Business Conduct — Our Code of Ethics that applies to all directors, officers and employees of Assurant. Our Code of Ethics and our Corporate Governance Guidelines are posted on the “Corporate Governance” subsection of the “Investor Relations” section of our website at www.assurant.com. We intend to post any amendments to or waivers from Our Code of Ethics that apply to our executive officers or directors at this location on our website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation
      The information in the 2005 Proxy Statement under the caption “Compensation of Directors and named Executive Officers” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information in the 2005 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Security Ownership of Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information in the 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information in the 2005 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)1. Consolidated Financial Statements
      The following consolidated financial statements of Assurant, Inc., incorporated by reference into Item 8, are attached hereto:

Page(s)

Consolidated Financial Statements of Assurant, Inc.
Report of Independent Registered Public Accounting Firm	F-1
Assurant, Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2004, and 2003	F-2
Assurant, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2004, 2003 and 2002	F-3
Assurant, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2004, 2003 and 2002	F-4
Assurant, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002	F-5
Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004, 2003 and 2002	F-6
      (a)2. Consolidated Financial Statement Schedules

      The following consolidated financial statement schedules of Assurant, Inc. are attached hereto:

Schedule I — Summary of Investments other than Investments in Related Parties

Schedule II — Parent Only Condensed Financial Statements

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Schedule V — Valuation and Qualifying Accounts

*	All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.
      (a)3. Exhibits
      The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.3	Termination and Amendment Agreement between Assurant, Inc. and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.5 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-121820) and amendments thereto, originally filed on January 10, 2005).

3.4	Letter Agreement between Assurant, Inc. and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.6 to Assurant, Inc.’s Registration Statement on Form S-1/ A (File No. 333-121820) and amendments thereto, originally filed on January 10, 2005).

4.1	Shareholders’ Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Registration Rights Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.3	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.4	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee (incorporated by reference from Exhibit 10.27 to Registrant’s Form 10-K, originally filed on March 30, 2004).

10.1	Cooperation Agreement, among the Registrant, Fortis Insurance N.V., Fortis SA/ NV and Fortis N.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.2	Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.3	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

Exhibit
Number	Exhibit Description

10.4	Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.5	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.6	Change in Control Severance Agreement with J. Kerry Clayton (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.7	Change in Control Severance Agreement with Robert B. Pollock (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.8	Change in Control Severance Agreement with Philip Bruce Camacho (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.9	Change in Control Severance Agreement with Lesley Silvester (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.10	Letter Agreement, dated October 17, 1997, between Fortis, Inc. and Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).

10.11	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.12	Assurant 2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.13	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.14	Administrative Services Agreement, dated as of November 13, 1997, among United Family Life Insurance Company, Liberty Insurance Services Corporation, Fortis, Inc. and The Liberty Corporation (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. The symbol “XXX” has been inserted in place of the portions so omitted.) (incorporated by reference from Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.15	Assurant Appreciation Incentive Rights Plan (incorporated by reference from Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.16	Investment Plan (incorporated by reference from Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.17	Assurant Deferred Compensation Plan.

10.18	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

Exhibit
Number	Exhibit Description

10.19	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.20	Credit Agreement, dated as of December 19, 2003, by and among Fortis, Inc., as the borrower, certain banks and financial institutions, as the lenders, Morgan Stanley Senior Funding, Inc. (“MSFF”), as bookrunner and lead arranger, Merrill Lynch Capital Corp., as syndication agent, Credit Suisse First Boston, as documentation agent, and MSFF, as administrative agent for the lenders (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.21	Parent Guaranty, dated as of December 19, 2003, by Fortis N.V. and Fortis SA/ NV, in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for and representative of the lenders (incorporated by reference from Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.22	Credit Agreement, dated as of December 19, 2003, by and among Fortis, Inc., as the borrower, certain banks and financial institutions, as the lenders, Citigroup Global Markets Inc. (“CGMI”) and Morgan Stanley Senior Funding, Inc. (“MSSF”), as joint bookrunners, CGMI, MSSF and Banc One Capital Markets, Inc., as joint lead arrangers, MSSF, as syndication agent, Citicorp North America Inc., as documentation agent, and Bank One, NA, as administrative agent for the lenders (incorporated by reference from Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.23	Parent Guaranty, dated as of December 19, 2003, by Fortis N.V. and Fortis SA/ NV, in favor of Bank One, NA, as administrative agent for and representative of the lenders (incorporated by reference from Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.24	Lease Agreement, dated October 1, 2000, between Fortis Benefits Insurance Company and Fortis, Inc., as amended (incorporated by reference from Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.25	Agreement, dated September 1, 2003, between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc. (incorporated by reference from Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).

10.26	Three Year Credit Agreement, dated as of January 30, 2004, by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, Bank One, NA, as administrative agent for the lenders, Citigroup North America Inc., as syndication agent, and Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, as co-documentation agents (incorporated by reference from Exhibit 10.26 to the Registrant’s Registration Statement on form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on February 3, 2004).

10.27	Amendment No. 1 To the Amended and Restated 2004 Employee Stock Purchase Agreement (incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-Q, originally filed November 12, 2004).

10.28	Amendment No. 1 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q, originally files November 12, 2004).

10.29	Amendment No. 2 To the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.3 to Registrant’s Form 8-K, originally filed on October 15, 2004).

14	Assurant Guidelines on Business Conduct — Our Code of Ethics (incorporated by reference from Exhibit 14 to Registrant’s Form 8-K, originally filed on October 15, 2004).

21.1	Subsidiaries of the Registrant. (Incorporate by reference from exhibit 21.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

Exhibit
Number	Exhibit Description

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 31, 2005.

ASSURANT, INC.

By:	/s/ J. Kerry Clayton

Name: J. Kerry Clayton

Title:	President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2005.

Signature	Title

/s/ J. Kerry Clayton J. Kerry Clayton	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert B. Pollock Robert B. Pollock	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John A. Sondej John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* John Michael Palms	Director

* Michel Baise	Director

* Robert J. Blendon	Director

* Beth L. Bronner	Director

* Howard L. Carver	Director

* Allen R. Freedman	Director

* H. Carroll Mackin	Director

* Gilbert Mittler	Director

Signature		Title

* Michele Coleman Mayes		Director

*By:	/s/ Robert B. Pollack Robert B. Pollack Attorney-in-Fact

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Assurant, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (formerly Fortis, Inc. and subsidiaries) at December 31, 2004, and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statements schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2005

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2004, and 2003

	December 31,	December 31,

	2004	2003

	(In thousands except number
	of shares)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $8,680,430 in 2004 and $8,229,861 in 2003)	$9,177,938	$8,728,838
Equity securities available for sale, at fair value (cost — $512,948 in 2004 and $436,823 in 2003)	526,951	456,440
Commercial mortgage loans on real estate at amortized cost	1,053,872	932,791
Policy loans	64,886	68,185
Short-term investments	300,093	275,878
Collateral held under securities lending	535,331	420,783
Other investments	488,975	461,473

Total investments	12,148,046	11,344,388
Cash and cash equivalents	807,082	958,197
Premiums and accounts receivable, net	435,457	468,766
Reinsurance recoverables	4,133,660	4,376,521
Accrued investment income	127,583	135,267
Tax receivable	—	26,499
Deferred acquisition costs	1,647,654	1,384,827
Property and equipment, at cost less accumulated depreciation	277,088	283,762
Deferred income taxes, net	—	60,321
Goodwill	823,054	828,523
Value of business acquired	170,663	191,929
Other assets	216,460	195,958
Assets held in separate accounts	3,717,149	3,805,058

Total assets	$24,503,896	$24,060,016

LIABILITIES
Future policy benefits and expenses	$6,412,688	$6,235,140
Unearned premiums	3,354,299	3,133,847
Claims and benefits payable	3,614,949	3,471,567
Commissions payable	313,501	350,732
Reinsurance balances payable	58,161	82,561
Funds held under reinsurance	132,320	200,384
Deferred gain on disposal of businesses	329,720	387,353
Obligation under securities lending	535,331	420,783
Accounts payable and other liabilities	1,328,483	1,370,104
Deferred income taxes, net	4,224	—
Tax payable	71,869	—
Debt	971,611	1,750,000
Mandatorily redeemable preferred securities	—	196,224
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,717,149	3,805,058

Total liabilities	$20,868,465	$21,427,913

Commitments and contingencies (Note 27)	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,263,299 and 109,222,276 shares issued, 139,766,177 and 109,222,276 shares outstanding at December 31, 2004 and 2003, respectively	$1,423	$1,092
Additional paid-in capital	2,790,476	2,063,763
Retained earnings	569,605	248,721
Unamortized restricted stock compensation; 51,996 shares	(608)	—
Accumulated other comprehensive income	338,163	318,527
Treasury stock, at cost; 2,445,126 shares	(63,628)	—

Total stockholders’ equity	3,635,431	2,632,103

Total liabilities and stockholders’ equity	$24,503,896	$24,060,016

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,

	2004	2003	2002

	(In thousands except number of shares and per share
	amounts)
Revenues
Net earned premiums and other considerations	$6,482,871	$6,156,772	$5,681,596
Net investment income	634,749	607,313	631,828
Net realized gain/(loss) on investments	24,308	1,868	(118,372)
Amortization of deferred gain on disposal of businesses	57,632	68,277	79,801
(Loss)/gain on disposal of businesses	(9,232)	—	10,672
Fees and other income	213,136	231,983	246,675

Total revenues	7,403,464	7,066,213	6,532,200
Benefits, losses and expenses
Policyholder benefits	3,839,769	3,657,763	3,435,175
Amortization of deferred acquisition costs and value of business acquired	862,568	863,647	732,010
Underwriting, general and administrative expenses	2,106,618	1,965,491	1,876,222
Interest expense	56,418	1,175	—
Distributions on mandatorily redeemable preferred securities	2,163	112,958	118,396
Interest premiums on redemption of mandatorily redeemable preferred securities	—	205,822	—

Total benefits, losses and expenses	6,867,536	6,806,856	6,161,803
Income before income taxes and cumulative effect of change in accounting principle	535,928	259,357	370,397
Income taxes	185,368	73,705	110,657

Net income before cumulative effect of change in accounting principle	350,560	185,652	259,740
Cumulative effect of change in accounting principle (Note 20)	—	—	(1,260,939)

Net income (loss)	$350,560	$185,652	$(1,001,199)

Earnings per share:
Basic and Diluted
Net income before cumulative effect of change in accounting principle	$2.53	$1.70	$2.38
Cumulative effect of change in accounting principle (Note 20)	—	—	(11.55)

Net income (loss)	$2.53	$1.70	$(9.17)

Dividends per share	$0.21	$1.66	$0.38

Share Data:
Weighted average shares outstanding used in basic per share calculations	138,358,767	109,222,276	109,222,276
Plus: Dilutive securities	108,797	—	—

Weighted average shares used in diluted per share calculations	138,467,564	109,222,276	109,222,276

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

		Additional		Unamortized	Accumulated Other			Shares of
	Common	Paid-In	Retained	Restricted Stock	Comprehensive	Treasury		Common
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total	Stock Issued

	(In thousands except number of shares)
Balance, January 1, 2002	$1,092	$2,063,763	$1,289,346	$—	$98,204	$—	$3,452,405	109,222,276
Dividends on common stock	—	—	(41,876)	—	—	—	(41,876)	—
Other	—	—	(1,052)	—	—	—	(1,052)	—
Comprehensive income (loss):
Net loss	—	—	(1,001,199)	—	—	—	(1,001,199)	—
Net change in unrealized gains on securities	—	—	—	—	173,699	—	173,699	—
Foreign currency translation	—	—	—	—	8,332	—	8,332	—
Pension under- funding, net of income tax benefit of $18,980	—	—	—	—	(35,250)	—	(35,250)	—

Total comprehensive (loss)							(854,418)

Balance, December 31, 2002	1,092	2,063,763	245,219	—	244,985	—	2,555,059	109,222,276
Dividends on common stock	—	—	(181,187)	—	—	—	(181,187)	—
Other	—	—	(963)	—	—	—	(963)	—
Comprehensive income:
Net income	—	—	185,652	—	—	—	185,652	—
Net change in unrealized gains on securities	—	—	—	—	51,775	—	51,775	—
Foreign currency translation	—	—	—	—	21,767	—	21,767	—

Total comprehensive income							259,194

Balance, December 31, 2003	1,092	2,063,763	248,721	—	318,527	—	2,632,103	109,222,276
Issuance of common stock	330	725,161	—	—	—	—	725,491	32,976,854
Issuance of Restricted Shares	1	1,552	—	(1,553)	—	—	—	64,169
Dividends	—	—	(29,676)	—	—	—	(29,676)	—
Acquistion of Treasury Shares	—	—	—	—	—	(63,628)	(63,628)	—
Amortization of restricted stock compensation	—	—	—	945	—	—	945	—
Comprehensive income (loss):
Net income	—	—	350,560	—	—	—	350,560	—
Net change in unrealized gains on securities	—	—	—	—	3,362	—	3,362	—
Pension under- funding, net of income tax benefit of $1,250	—	—	—	—	(2,321)	—	(2,321)	—
Foreign currency translation	—	—	—	—	18,595	—	18,595	—

Total comprehensive income							370,196

Balance, December 31, 2004	$1,423	$2,790,476	$569,605	$(608)	$338,163	$(63,628)	$3,635,431	142,263,299

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net income (loss)	$350,560	$185,652	$(1,001,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	1,260,939
Change in reinsurance recoverable	249,936	273,394	101,745
Change in premiums and accounts receivables	32,280	(74,475)	(16,847)
Depreciation and amortization on property and equipment	45,675	48,117	46,867
Change in deferred acquisition costs and value of businesses acquired	(228,933)	(57,732)	(130,091)
Change in accrued investment income	8,139	(8,162)	(20,600)
Change in insurance policy reserves and expenses	495,780	394,708	325,894
Change in accounts payable and other liabilities	(41,923)	81,767	(138,108)
Change in commissions payable	(40,839)	23,900	(20,878)
Change in reinsurance balances payable	(28,957)	(85,082)	33,994
Change in funds held under reinsurance	(69,175)	16,546	(31,976)
Amortization of deferred gain on disposal of businesses	(57,632)	(69,594)	(79,801)
Change in income taxes	168,757	3,133	(108,050)
Change in other invested assets	(33,813)	—	—
Net realized (gains)/losses on investments	(24,308)	(1,868)	118,372
Loss/(gain) on disposal of businesses	9,232	—	(10,672)
Other	(614)	10,924	35,374

Net cash provided by operating activities	$834,165	$741,228	$364,963

Investing activities
Sales of:
Fixed maturities available for sale	$1,742,518	$1,164,749	$3,616,416
Equity securities available for sale	119,406	133,923	113,866
Property and equipment	8,817	2,982	10,488
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	851,343	1,131,461	858,142
Purchase of:
Fixed maturities available for sale	(2,980,088)	(3,093,768)	(4,780,009)
Equity securities available for sale	(194,849)	(305,449)	(131,775)
Property and equipment	(58,409)	(81,751)	(74,667)
Change in commercial mortgage loans on real estate	(119,048)	(87,228)	26,814
Change in short term investments	(24,300)	415,452	(57,623)
Change in other invested assets	3,969	7,054	28,064
Change in policy loans	3,380	1,350	(1,141)
Net cash received related to sale of business	3,536	—	12,000

Net cash (used in) investing activities	$(643,725)	$(711,225)	$(379,425)

Financing activities
Repayment of mandatorily redeemable preferred securities	$(196,224)	$(1,249,850)	$—
Redemption of mandatorily redeemable preferred stock	—	(500)	(500)
Issuance of Debt from Fortis	—	74,991	—
Repayment of Debt from Fortis	—	(74,991)	—
Issuance of Debt	971,537	2,400,000	—
Repayment of Debt	(1,750,000)	(650,000)	—
Issuance of common stock	725,491	—	—
Purchase of treasury stock	(63,628)	—	—
Dividends paid	(29,676)	(181,187)	(41,876)
Other	945	(963)	(1,052)

Net cash provided by (used in) financing activities	$(341,555)	$317,500	$(43,428)

Change in cash and cash equivalents	(151,115)	347,503	(57,890)
Cash and cash equivalents at beginning of period	958,197	610,694	668,584

Cash and cash equivalents at end of period	$807,082	$958,197	$610,694

Supplemental information:
Income taxes paid (net of refunds)	$9,931	$62,857	$215,866
Interest premiums on redemption of mandatorily redeemable preferred securities paid	$66,734	$137,000	$—
Distributions on mandatorily redeemable preferred securities and interest paid	$37,709	$128,694	$117,114
See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except number of shares and per share amounts)

1.	Nature of Operations
      Assurant, Inc. (formerly Fortis, Inc.) (the “Company”) is a holding company provider of specialized insurance products and related services in North America and selected international markets. Prior to the Initial Public Offering (“the IPO”) Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/ NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V. (see Note 12).
      On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via the IPO and retained approximately 35% of its ownership (50,199,130 shares). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.
      The following events occurred in connection with the merger: each share of the existing Class A Common Stock of Fortis, Inc. was exchanged for 10.75882039 shares of Common Stock of Assurant, Inc.; the automatic conversion of the shares of Class B Common Stock and Class C Common Stock into an aggregate of 25,841,418 shares of Common Stock of Assurant, Inc.; each share of the existing Series B Preferred Stock of Fortis, Inc. was exchanged for one share of Series B Preferred Stock of Assurant, Inc.; each share of the existing Series C Preferred Stock of Fortis, Inc. was exchanged for one share of Series C Preferred Stock of Assurant, Inc..
      The following events occurred in connection with the Company’s IPO: (1) redeemed the outstanding $196,224 of mandatorily redeemable preferred securities in January 2004 (see Note 8), (2) issued 68,976 shares of Common Stock of Assurant, Inc. to certain officers of the Company, and (3) issued 32,976,854 shares of Common Stock of Assurant, Inc. to Fortis Insurance N.V. simultaneously with the closing of the IPO in exchange for a $725,500 capital contribution based on the public offering price of the Company’s common stock. The Company used the proceeds of the capital contribution to repay the $650,000 of outstanding indebtedness under the $650,000 senior bridge credit facility (see Note 9) and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility. The Company repaid a portion of the $1,100,000 senior bridge credit facility with $49,500 in cash. On February 18, 2004, the Company refinanced $975,000 of the remaining $1,100,000 senior bridge credit facility with the proceeds of the issuance of two senior long-term notes. (see Note 9).
      On January 21, 2005, Fortis owned approximately 36% (50,199,130 shares) of the Company based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. The Company did not receive any of the proceeds from the sale of shares of common stock by Fortis. Fortis received all net proceeds from the sale. Fortis concurrently sold exchangeable bonds, due January 26, 2008, that are mandatorily exchangeable for their remaining 22,999,130 shares of Assurant. Fortis may elect, prior to the maturity date of the bonds, a cash settlement alternative and pay the bondholders an amount of cash equal to the applicable market value of the Company’s common stock. The exchangeable bonds and the shares of the Company’s common stock into which they are exchangeable have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on the Company’s balance sheet that involve accounting estimates and actuarial determinations are the value of business acquired (“VOBA”), goodwill, reinsurance recoverables, valuation of investments, deferred acquisition costs (“DAC”), liabilities for future policy benefits and expenses, taxes and claims and benefits payable. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, and terminations by policyholders. As additional information becomes available or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and adequate.
      Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and per share amounts.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. See Note 3 for dispositions of businesses.

Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation, unrealized gains and losses on securities classified as available for sale and direct charges for additional minimum pension liability, less deferred income taxes.

Reclassifications
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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      Short-term investments include all investment cash and short maturity investments. These amounts are carried principally at cost, which approximates fair value.
      Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement and invested assets associated with the Company’s Assurant Investment Plan (“AIP”). The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to a modified coinsurance arrangements and the AIP are classified as trading securities and are reported at fair value. Any changes in the fair value are recorded as net realized gains and losses in the statement of operations.
      The Company regularly monitors its investment portfolio to determine that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. The Company’s methodology to identify potential impairments requires professional judgment.
      Changes in individual security values are monitored on a regular basis in order to identify potential credit problems. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at monthly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reflected as a realized loss in the Statement of Operations for that period. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost.
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

Deferred Acquisition Costs
      The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, and certain direct marketing expenses.
      Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticiapted future policy premiums are adequate to recover all DAC and related claims, benfits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Short Duration Contracts
      DAC relating to property contracts, warranty and extended service contracts and single premium credit insurance contracts is amortized over the term of the contracts in relation to premiums earned.
      Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.
      Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus they are deferred and amortized over the estimated terms of the underlying contracts.
      Acquisition costs on individual medical contracts issued in most jurisdictions after 2002 and small group medical consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred but rather they are recorded in the consolidated statement of operations in the period in which they are incurred.

Long Duration Contracts
      Acquisition costs for pre-funded funeral life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs relate primarily to commissions and marketing allowances.
      For pre-funded funeral investment type annuities, universal life insurance policies and investment-type annuities no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.
      Acquisition costs relating to individual medical contracts issued prior to 2003 and currently in a limited number of jurisdictions are deferred and amortized over the estimated average terms of the underlying

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.
      Acquisition costs on the Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) disposed businesses were written off when the businesses were sold.

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

Goodwill
      Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to FAS 142, goodwill is deemed to have an indefinite life and should not be amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. Prior to the adoption of FAS 142, goodwill was amortized over 20 years. Upon the adoption of FAS 142, the Company ceased amortizing goodwill, and recognized a $1,260,939 impairment charge as the cumulative effect of a change in accounting principle. The measurement of fair value was determined based on a valuation report prepared by an independent valuation firm. The valuation was based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates. The Company performs a goodwill impairment test annually and has not recognized an impairment charge since adoption.

Value of Businesses Acquired
      VOBA is the identifiable intangible asset representing the value of the insurance businesses acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses and investment returns at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, pre-funded funeral life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected lifetime of the policies.
      VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then VOBA is charged to current earnings.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
      Prior to April 2, 2001, FFG had issued variable insurance products registered as securities under the Securities Act of 1933. These products featured fixed premiums, a minimum death benefit, and policyholder returns linked to an underlying portfolio of securities. The variable insurance products issued by FFG have been 100% reinsured with The Hartford Financial Services Group Inc. (“The Hartford”). The balance of reserve ceded for the variable insurance products issued by FFG was $1,507,228 and $1,536,568 as of December 31, 2004 and 2003, respectively.

Income Taxes
      Current federal income taxes are charged to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. The Company would establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

Other Assets
      Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives, including costs capitalized relating to developing software for internal use, are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time. Other assets also include the Company’s approximately 38% interest in Private Health Care Systems, Inc. (“PHCS”). The Company was a co-founder of PHCS, a provider network, and increased its’ investment in PHCS by 15% in 2004. The Company accounts for PHCS according to the equity method.

Foreign Currency Translation
      For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange gains (losses) net of income taxes have been reflected in Stockholders’ Equity under the caption “Accumulated other comprehensive income.”

Premiums

Short Duration Contracts
      The Company’s short duration contracts are those on which the Company recognizes revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical and dental, property and warranty, credit life and disability, and extended service contracts and individual medical contracts after 2002 in most jurisdictions.

Long Duration Contracts
      Currently, the Company’s long duration contracts being sold are pre-funded funeral life insurance and investment type annuities. The pre-funded funeral life insurance policies include provisions for death benefit

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
growth that is either pegged to the changes in the Consumer Price Index (the “CPI CAP”) or determined periodically at the discretion of management. For pre-funded funeral life insurance policies, revenues are recognized when due from policyholders. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances.
      For individual medical contracts sold prior to 2003, individual medical contracts currently sold in a limited number of jurisdictions and traditional life insurance contracts previously sold by the PreNeed segment but no longer offered, revenue is recognized when due from policyholders.
      For universal life insurance and investment-type annuity contracts previously sold by the Solutions segment but no longer offered, revenues consist of charges assessed against policy balances.
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
      Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor (administrative service-only plans). For these contracts sales, the Company recognizes administrative fee revenue on a straight pro-rata basis over the terms of the service contract.
      Administrator obligor service contracts are sales in which the Company is designated as the obligor. For these contract sales, the Company recognizes revenues in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 (“TB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”). Administration fees related to these contracts are generally recognized as earned on the same basis as the premium is recognized or on a straight-line pro-rata basis. Administration fees related to the unexpired portion of the contract term are deferred. Acquisition costs related to these contracts are also deferred. Both the deferred administration fees and acquisition costs are amortized over the term of the contracts. Deferred administration fees at December 31, 2004, 2003 and 2002 were $49,701, $27,328, and $28,845, respectively. Amortization income recognized in fees and other income for 2004, 2003 and 2002 as $28,827, $23,183 and $26,463, respectively.

Reserves
      Reserves are established according to GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
      For group disability, the case reserves and the IBNR are recorded at an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.
      Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.
      The Company has exposure to asbestos, environmental and other general liability claims arising from its participation in various reinsurance pools from 1971 through 1983. This exposure arose from a short duration contract that the company discontinued writing many years ago. The Company carried case reserves for these liabilities as recommended by the various pool managers and bulk reserves for claims incurred but not yet reported of $49,968 (before reinsurance) and $38,905 (after reinsurance) in the aggregate at December 31, 2004. Any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficient detailed data, reporting delays, and absence of generally accepted actuarial methodology for determining the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain.

Long Duration Contracts
      Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered, individual medical policies issued prior to 2003 or issued in a limited number of jurisdictions and the traditional life insurance contracts within FFG are recorded at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.
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
      Future policy benefits and expense reserves for pre-funded funeral life insurance contracts are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.
      Changes in the estimated liabilities are charged or credited to operations as the estimates are revised.

Business Combinations
      The Company follows Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill.

Recent Accounting Pronouncements
      In April 2003, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The Company has assessed that the adoption of this standard did not have a material impact on the Company’s financial position or the results of operations.
      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires that these instruments be classified as liabilities in the consolidated balance sheets. This statement is effective prospectively for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement shall be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has adopted this standard and has reclassified mandatorily redeemable preferred securities of subsidiary trusts and mandatorily redeemable preferred stock from mezzanine to liabilities.
      On July 7, 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 effective for the Company’s financial statements on January 1, 2004. The Company assessed this statement and determined that the adoption of this statement did not have a material impact on the Company’s financial position or the results of operations.
      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“FAS 132” — Revised 2003). This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. This statement does not change the measurement or recognition of those plans required by Statement of

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FAS 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosure to that found in FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and was effective for fiscal year ending after December 15, 2003. The Company fully adopted this statement. See Note 18.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under Financial Accounting Standard 115 (“FAS 115”). EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004; however, the FASB issued two new proposed Staff Positions. EITF 03-1a which would defer the June 15, 2004 effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-1 until further guidance is provided and EITF 03-1b, which would exclude minor impairments from the requirement. Both Staff Positions are still in the comment period phase. The Company is continuing to evaluate the impact of adoption of this issue given the fact that portions of the issue are still in the comment period. The Company currently follows the guidance on other than temporary impairments provided by Staff Accounting Bulletin (“SAB”) 59, Accounting for Noncurrent Marketable Equity Securities.
      In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FAS 106-2”), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces (1) a prescription drug benefit under Medicare and (2) a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D. The FASB concluded that the subsidy should be treated as an actuarial gain pursuant to Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”). FAS 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. Since the effects of the Act were not considered a significant event, the effects of the Act were incorporated in the next measurement of plan assets and obligations, December 31, 2004. The Company believes that it will be entitled to the subsidy. The adoption of this statement did not have a material impact on the Company’s financial position or the results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R” — Revised 2003) which replaces Statement of Financial Accounting Standards No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R by the third quarter of 2005. Under FAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of FAS 123R. The Company has not yet determined the method of adoption or the effect of adopting FAS 123R. See stock-based compensation plans in Note 4.
      In February 2005, the EITF issued EITF Issue 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-8”). EITF 04-8 was effective for periods ending after December 15, 2004 and requires certain contingently convertible instruments be included in diluted earnings per share. The adoption of EITF 04-8 did not change the methods of or results of the calculation of the Company’s earnings per share.

3.	Dispositions
      Our results of operations were affected by the following material dispositions, including:

Workability Division of Core, Inc. (“Core”)
      On May 3, 2004, the Company sold the assets of its Workability division of Core. The Company recorded a pre-tax loss on sale of $9,232.

Neighborhood Health Partnership (“NHP”)
      On June 28, 2002, the Company sold its 50% ownership in NHP to NHP Holding LLC for $12,000. NHP is a Florida Health Maintenance Organization. The Company recorded a pre-tax gain on sale of $10,672.

4.	Stock Based Compensation

2004 Long-Term Incentive Plan
      The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors. There are 10,000,000 shares reserved and available for issuance under this plan. Upon closing of the IPO, the Company issued 68,976 restricted shares of Common Stock of Assurant, Inc. to certain officers and directors of the Company. The Board of Directors received 9,546 of those shares, which are fully vested. The remaining 59,430 shares have a three year vesting period and are expensed over the vesting period. The Company, in accounting for the restricted shares, set up a contra equity account called “Unamortized Restricted Stock Compensation” in the stockholders’ equity section of the balance sheet for $1,553. The $1,553 will be expensed over the vesting period of the shares. The expense recorded for the year ended December 31, 2004 was $945.
      Changes in the number of restricted shares outstanding were as follows:

2004(1)

Shares outstanding, beginning	—
Grants	70,341
Vests	(12,173)
Forfeitures	(6,172)

Shares outstanding, ending	51,996

(1)	Includes grants and vests subsequent to the IPO.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
      Effective May 18, 2004, the Company added an “Assurant Stock Fund” to the plan’s investment option. During 2004, the Company purchased 33,626 Treasury shares for $842 via a Rabbi Trust which was allocated to the Assurant Stock Fund. See Note 13 for further information.

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
      In January 2005, the Company issued 71,860 shares to employees relating to the ESPP at a price of $23.67 for the offering period of July 1 through December 31, 2004.
      The Company accounts for the ESPP in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and accordingly does not record any compensation expense. The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for the ESPP under the fair value method of FAS 123.

For the Year
Ended
December 31, 2004

Net income as reported	$350,560
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(179)

Pro forma net income	$350,381

Earnings per share as reported:
Basic	$2.53
Diluted	$2.53
Pro forma earnings per share:
Basic	$2.53
Diluted	$2.53

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

5.	Investments
      The amortized cost and fair value of fixed maturities and equity securities at December 31, 2004 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
United States Government and government agencies and authorities	$1,498,473	$30,745	$(4,613)	$1,524,605
States, municipalities and political subdivisions	197,730	20,211	(76)	217,865
Foreign governments	510,745	17,556	(873)	527,428
Public utilities	1,003,349	79,990	(615)	1,082,724
All other corporate bonds	5,470,133	362,530	(7,347)	5,825,316

Total fixed maturities	$8,680,430	$511,032	$(13,524)	$9,177,938

Equity securities
Common stocks:
Public utilities	$13	$—	$(1)	$12
Banks, trusts and insurance companies	1,037	189	(46)	1,180
Industrial, miscellaneous and all other	840	60	(24)	876
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	511,058	15,987	(2,162)	524,883

Total equity securities	$512,948	$16,236	$(2,233)	$526,951

      The amortized cost and fair value of fixed maturities and equity securities at December 31, 2003 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed maturities
Bonds:
United States Government and government agencies and authorities	$1,646,782	$39,431	$(4,467)	$1,681,746
States, municipalities and political subdivisions	187,539	16,181	(41)	203,679
Foreign governments	306,554	11,748	(554)	317,748
Public utilities	910,810	73,711	(380)	984,141
All other corporate bonds	5,178,176	371,215	(7,867)	5,541,524

Total fixed maturities	$8,229,861	$512,286	$(13,309)	$8,728,838

Equity securities
Common stocks:
Public utilities	$13	$—	$—	$13
Banks, trusts and insurance companies	1,037	1,461	—	2,498
Industrial, miscellaneous and all other	1,310	248	(2)	1,556
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	434,463	18,640	(730)	452,373

Total equity securities	$436,823	$20,349	$(732)	$456,440

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The amortized cost and fair value of fixed maturities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due in one year or less	$385,656	$391,417
Due after one year through five years	1,799,069	1,863,871
Due after five years through ten years	2,297,379	2,423,520
Due after ten years	2,543,815	2,821,813

Total	7,025,919	7,500,621
Mortgage and asset backed securities	1,654,511	1,677,317

Total	$8,680,430	$9,177,938

      Proceeds from sales of available for sale securities were $1,861,924, $1,298,672 and $3,730,282 during 2004, 2003 and 2002 respectively. Gross gains of $53,611, $49,083, and $117,612 and gross losses of $20,424, $15,176 and $150,951 were realized on dispositions in 2004, 2003 and 2002, respectively.
      Major categories of net investment income were as follows:

	Years Ended December 31,

	2004	2003	2002

Fixed maturities	$494,152	$472,717	$510,121
Equity securities	35,596	27,030	22,674
Commercial mortgage loans on real estate	79,334	70,988	77,913
Policy loans	3,832	3,920	3,511
Short-term investments	3,158	6,758	8,510
Other investments	36,003	46,538	19,546
Cash and cash equivalents	6,942	3,158	9,079
Investment expenses	(24,268)	(23,796)	(19,526)

Net investment income	$634,749	$607,313	$631,828

      The net realized gains (losses) recorded in income for 2004, 2003 and 2002 are summarized as follows:

	Years Ended December 31,

	2004	2003	2002

Fixed maturities	$31,489	$12,554	$(120,939)
Equity securities	1,098	1,084	2,305

Total marketable securities	32,587	13,638	(118,634)
Real estate	(580)	563	80
Other	(7,699)	(12,333)	182

Total	$24,308	$1,868	$(118,372)

      The Company recorded $600, $20,271 and $85,295 of pre-tax realized losses in 2004, 2003 and 2002, respectively, associated with other-than-temporary declines in value of available for sale securities. The Company recorded $4,217, $11,125 and zero of pre-tax realized losses in 2004, 2003 and 2002, respectively, associated with other investments.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2004 were as follows:

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed maturities
Bonds:
United States Government and government agencies and authorities	$303,164	$(3,353)	$43,814	$(1,260)	$346,978	$(4,613)
States, municipalities and political subdivisions	20,818	(40)	683	(36)	21,501	(76)
Foreign governments	54,225	(244)	24,710	(628)	78,935	(872)
Public utilities	91,626	(602)	3,422	(13)	95,048	(615)
All other corporate bonds	552,615	(6,195)	39,126	(1,153)	591,741	(7,348)

Total fixed maturities	$1,022,448	$(10,434)	$111,755	$(3,090)	$1,134,203	$(13,524)

Equity securities
Common stocks:
Public utilities	$—	$—	$12	$(1)	$12	$(1)
Banks, trusts and insurance companies	8	(43)	—	(3)	8	(46)
Industrial, miscellaneous and all other	383	(18)	8	(6)	391	(24)
Non-redeemable preferred stocks:					-	—
Non-sinking fund preferred stocks	88,132	(1,536)	6,589	(626)	94,721	(2,162)

Total equity securities	$88,523	$(1,597)	$6,609	$(636)	$95,132	$(2,233)

      The total unrealized losses represent less than 2% of the aggregate fair value of the related securities. Approximately 77% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 474 individual securities with 92% of the individual securities having an unrealized loss of less than $100. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months were approximately $7,872 with no security with a book value of greater than $1,000 having a market value below 86% of book value.
      As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2004. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the securities in an unrealized loss status are not impaired and intends to hold them until recovery.
      The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2004, approximately 41% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Pennsylvania. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $27 to $12,962 at December 31, 2004. The mortgage loan valuation allowance for losses, was $17,955 and $18,854 at December 31, 2004 and 2003, respectively.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, loan commitments outstanding totaled approximately $32,300. Furthermore, at December 31, 2004, the Company is committed to fund additional capital contributions of $14,549 to joint ventures and $14,155 to certain investments in limited partnerships.
      The Company has short term investments and fixed maturities carried at $676,583 and $560,794 at December 31, 2004 and 2003, respectively, on deposit with various governmental authorities as required by law.

Security Lending
      The Company engages in transactions in which fixed maturities, especially bonds issued by the United States Government, agencies, and U.S. Corporations, are loaned to selected broker/ dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral. At December 31, 2004 and 2003, securities with a fair value of $516,778 and $417,533, respectively, were on loan to select brokers and are included in the Company’s sale available for sale investments. At December 31, 2004 and 2003, collateral with a fair value of $535,331 and $420,783, respectively, is included in the Company’s assets with offsetting liabilities. The Company had a revision on classification in the 2003 balance sheet to reflect the collateral held under securities lending.

6.	Property and Equipment
      Property and equipment consists of the following:

	As of December 31,

	2004	2003

Land	$10,831	$10,781
Buildings and improvements	193,586	187,375
Furniture, fixtures and equipment	355,248	341,474

Total	559,665	539,630
Less accumulated depreciation	(282,577)	(255,868)

Total	$277,088	$283,762

      Depreciation expense for 2004, 2003 and 2002 amounted to $45,675, $48,117, and $46,867, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

7.	Premiums and Accounts Receivable
      Receivables are reported at the estimated amounts collectible net of an allowance for uncollectible items. A summary of such items is as follows:

	As of December 31,

	2004	2003

Insurance premiums receivable	$317,198	$356,278
Other receivables	143,077	141,804
Allowance for uncollectible items	(24,818)	(29,316)

Total	$435,457	$468,766

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

8.	Mandatorily Redeemable Preferred Securities
      Mandatorily redeemable preferred securities consisted of the following as of December 31:

Security	Interest Rate	Maturity	2004	2003

1997 Capital Securities I	8.40%	05/30/27	$—	$150,000
1997 Capital Securities II	7.94%	07/31/27	—	46,224

Total			$—	$196,224

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
      In early January 2004, the Company redeemed 100% of the outstanding $196,224 of 1997 Capital Securities. In December 2003 the Company sent an irrevocable notice of redemption for the 1997 capital securities; therefore, the Company accrued interest premiums of $66,734 in 2003. The interest premiums are included in the interest premiums on redemption of mandatorily redeemable preferred securities line in the statement of operations. See Note 1 – for further detail on the extinguishment of these securities.

9.	Debt
      In December 2003, the Company entered into two senior bridge credit facilities of $650,000 and $1,100,000. The aggregate indebtedness of $1,750,000 under the facility was in connection with the extinguishment of the Company’s Mandatorily Redeemable Preferred Securities. See Note 8 for a detail description of these securities and the repayment terms. The $1,750,000 aggregate indebtedness under the senior bridge credit facility was paid in full in January 2004.
      In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,537, which represents the principal amount less the discount. The discount will be amortized over the life of the notes. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2004. The senior notes are unsecured obligations and rank equally with all of

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The Company filed a registration statement under the Securities Act of 1933 on May 4, 2004 to permit the exchange of the senior notes for registered notes having identical terms. This registration statement was declared effective on May 12, 2004. The exchange offer expired on June 15, 2004 and all of the holders exchanged their notes for the new, registered notes.
      The interest expense incurred for the year ended December 31, 2004 relating to the senior notes was $52,163.
      In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by Banc One Capital Markets, Inc. and Citigroup Global Markets, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On June 1, 2004, August 9, 2004, and October 18, 2004 the Company used $20,000, $40,000, and $40,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on June 15, 2004, August 20, 2004, and October 29, 2004, respectively. There were no amounts relating to the commercial paper program outstanding at December 31, 2004. The Company did not use the revolving credit facility during the year ended December 31, 2004 and no amounts are currently outstanding.
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
      The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense follows:

	Years Ended December 31,

	2004	2003	2002

Current expense:
Federal	$110,516	$6,335	$11,688
Foreign	7,748	8,814	8,910

Total current expense	118,264	15,149	20,598
Deferred expense (benefit)
Federal	68,227	59,313	92,209
Foreign	(1,123)	(757)	(2,150)

Total deferred expense	67,104	58,556	90,059

Total income tax expense	$185,368	$73,705	$110,657

      The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,

	2004	2003	2002

Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.3)	(0.6)	(0.5)
Dividends received deduction	(1.0)	(1.3)	(0.2)
Permanent nondeductible expenses	0.2	(0.8)	0.2
Change in reserve for prior year taxes	(1.9)	—	—
Tax on Jobs Act repatriation	3.5	—	—
Goodwill	0.1	0.4	—
Foreign earnings	0.6	(1.7)	(2.2)
Foreign tax credit	(1.5)	(0.9)	(1.1)
Low-income housing credit	(0.6)	(1.7)	(1.3)
Low-income housing adjustments	0.3	1.1	—
Other	0.2	(1.1)	—

Effective income tax rate:	34.6%	28.4%	29.9%

      In December 2004, pursuant to the American Jobs Creation Act of 2004 (“Jobs Act”), the Company repatriated $110,066 from its Puerto Rico subsidiaires and incurred $18,887 of tax expense. In accordance with proposed tax legislation, the Company anticipates that $5,300 of this expense will be recaptured as a tax benefit when the proposed legislation becomes enacted. In addition, during the fourth quarter of 2004, an analysis of our Federal Tax Liability resulted in a $10,000 reduction of our tax liability.
      The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Policyholder and separate account reserves	$642,012	$545,699
Accrued liabilities	191,891	159,356
Investment adjustments	11,493	52,056

Gross deferred tax assets	$845,396	$757,111

Deferred tax liabilities:
Deferred acquisition costs	$419,195	$349,829
Other assets	254,392	168,168
Unrealized gains on fixed maturities and equities	176,033	178,793

Gross deferred tax liabilities	$849,620	$696,790

Net deferred income tax (liability)/asset	$(4,224)	$60,321

      Deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries, including the Puerto Rico subsidiaries, since the Company intends to indefinitely reinvest these earnings. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
is approximately $71,600. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of approximately $19,400 net of anticipated foreign tax credits.
      Under pre-1984 life insurance company income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as “policyholders’ surplus account.” Amounts in this account only become taxable upon the occurrence of certain events. The approximate amount in this account was $95,200 at December 31, 2004 and 2003. Deferred taxes have not been provided on amounts in this acccount since the Company neither comtemplates any action nor foresees any events occuring that would create such tax. The Company anticipates designating dividends in the amount of $95,200 over the next two years to be taken from this account. In accordance with the Jobs Act, there will be no federal income tax on these amounts.
      At December 31, 2004, the Company and its subsidiaries had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards total $40,183 and will expire if unused as follows:

Expiration Year	Amount

2005	$4
2006	166
2007	35,518
2008	4,455
2009	40

Total	$40,183

11.	Mandatorily Redeemable Preferred Stocks
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
      Information about the preferred stock is as follows:

	December 31,

	2004	2003

Preferred stock, par value $1.00 per share:
Series B: 30,000 shares authorized, 19,160 shares issued and outstanding in 2004 and 2003, respectively	$19,160	$19,160
Series C: 5,000 shares authorized, issued and outstanding	5,000	5,000

Total	$24,160	$24,160

      There was no change in the outstanding shares of Series C for the years ended December 31, 2004, 2003 and 2002. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended
	December 31,

	2004	2003	2002

Shares outstanding, beginning	19,160	19,660	20,160
Shares redeemed	—	(500)	(500)

Shares outstanding, ending	19,160	19,160	19,660

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

12.	Common Stock
      At December 31, 2003 the Company had three classes of common stock, Class A, B and C. There were 40,000,000 shares authorized, 7,750,000 shares issued and outstanding of Class A common stock; 150,001 shares authorized, issued and outstanding of Class B common stock; 400,001 shares authorized, issued and outstanding of Class C common stock.
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
      Changes in the number of common stock shares outstanding during 2004 are as follows:

December 31,

2004

Shares outstanding, beginning	109,222,276
Issuance to Fortis in connection with IPO (Note 1)	32,976,854
Vested Restricted Shares (Note 4)	12,173
Shares repurchased as part of buy-back program (Note 13)	(2,411,500)
Shares repurchased as part of Executive 401k plan (Note 13)	(33,626)

Shares outstanding, ending	139,766,177

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company is authorized to issue 800,000,000 shares of common stock. The 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired and it is management intent not to reissue these shares.

13.	Stock Repurchase
      The following table shows the shares repurchased during the periods indicated:

			Total Number of Shares
			Purchased as Part of
	Number of	Average Price	Publicly Announced
Period in 2004	Shares Purchased	Paid per Share	Plans or Programs

April	—	$—	—
May	28,626	24.75	—
June	3,500	25.65	—
July	—	—	—
August	896,300	25.74	896,300
September	458,900	26.51	458,800
October	953,500	25.99	953,500
November	104,200	26.92	102,900
December	100	29.81	—

	2,445,126	$26.02	2,411,500

      On August 2, 2004, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to 10% of its outstanding common stock as of that date. As of December 31, 2004, the Company repurchased 2,411,500 shares of the Company’s outstanding common stock at a cost of $62,786. The total remaining number of shares that can be purchased pursuant to the repurchase program at December 31, 2004 was 11,815,311 shares.
      There were 33,626 shares repurchased for $842 that were not part of the Company’s repurchase program. The shares were repurchased pursuant to the Company’s Executive 401K Plan. See Note 4 — Stock Based Compensation — for a detailed description of the Executive 401K Plan.

14.	Statutory Information
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
      The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes and

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.
      The combined statutory net income and capital and surplus of the insurance subsidiaries follow:

	Years Ended and at December 31,

	2004	2003	2002

Statutory Net Income	$675,358	$430,586	$387,639

Statutory Capital and Surplus	$2,099,843	$2,126,190	$1,939,616

      Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.
      The payment of dividends to the Company by the Company’s insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiaries’ domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is the lesser of (i) 10% of the statutory surplus as of the end of the prior year or (ii) the prior year’s statutory net income. In some states the formula is the greater amount of clauses (i) and (ii). Some states, however, have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. As part of the regulatory approval process for the acquisition of American Bankers Insurance Group (“ABIG”) in 1999, the Company entered into an agreement with the Florida Insurance Department pursuant to which American Bankers Insurance Company and American Bankers Life Assurance Company have agreed to limit the amount of ordinary dividends they would pay to the Company to an amount no greater than 50% of the amount otherwise permitted under Florida law. This agreement expired in August 2004. In addition, the Company entered into an agreement with the New York Insurance Department as part of the regulatory approval process for the merger of Bankers American Life Assurance Company, one of the Company’s New York-domiciled insurance subsidiaries, into First Fortis Life Insurance Company (“FFLIC”) in 2001, pursuant to which FFLIC agreed not to pay any dividends to the Company until fiscal year 2004. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s subsidiaries could pay to the Company in 2005 without regulatory approval is approximately $364,000.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

15.	Reinsurance
      In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2004	2003

Ceded future policy holder benefits and expense	$2,504,029	$2,550,566
Ceded unearned premium	767,124	971,315
Ceded claims and benefits payable	720,292	746,973
Ceded paid losses	142,215	107,667

Total	$4,133,660	$4,376,521

      The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,

	2004			2003			2002

	Long	Short		Long	Short		Long	Short
	Duration	Duration	Total	Duration	Duration	Total	Duration	Duration	Total

Gross earned
Premiums and other considerations	$1,554,923	$6,810,838	$8,365,761	$1,858,132	$6,259,482	$8,117,614	$1,963,026	$5,850,512	$7,813,538
Premiums assumed	49,204	342,081	391,285	31,282	426,677	457,959	73,117	400,548	473,665
Premiums ceded	(493,655)	(1,780,520)	(2,274,175)	(525,960)	(1,892,841)	(2,418,801)	(665,366)	(1,940,241)	(2,605,607)

Net earned premiums and other considerations	$1,110,472	$5,372,399	$6,482,871	$1,363,454	$4,793,318	$6,156,772	$1,370,777	$4,310,819	$5,681,596

Gross policyholder
benefits	$1,710,025	$3,369,451	$5,079,476	$1,988,529	$2,964,306	$4,952,835	$2,032,310	$2,771,755	$4,804,065
benefits assumed	35,257	276,495	311,752	25,615	289,862	315,477	72,577	309,927	382,504
benefits ceded	(833,101)	(718,358)	(1,551,459)	(952,145)	(658,404)	(1,610,549)	(1,054,583)	(696,811)	(1,751,394)

Net policyholder benefits	$912,181	$2,927,588	$3,839,769	$1,061,999	$2,595,764	$3,657,763	$1,050,304	$2,384,871	$3,435,175

      The Company had $676,136 and $624,044, respectively, of invested assets held in trusts or by custodians as of December 31, 2004 and 2003 for the benefit of others related to certain reinsurance arrangements.
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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with the Company’s reinsurers for the sharing of risks.

Business Divestitures
      The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with business segments that the Company retained. Assets backing liabilities ceded related to these businesses are held in trusts for the benefit of the Company and the separate accounts relating to FFG are still reflected in the Company’s balance sheet.
      The reinsurance recoverable from The Hartford was $1,507,228 and $1,536,568 as of December 31, 2004 and 2003, respectively. The reinsurance recoverable from John Hancock was $882,394 and $873,477 as of December 31, 2004 and 2003, respectively. The Company would be responsible for administering this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. As of December 31, 2004 there have been no default events by The Hartford or John Hancock and the Company has not been obligated to fulfill any of the reinsurers’ obligations.

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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

16.	Reserves
      The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2004			December 31, 2003

	Future Policy		Claims and	Future Policy		Claims and
	Benefits and	Unearned	Benefits	Benefits and	Unearned	Benefits
	Expenses	Premiums	Payable	Expenses	Premiums	Payable

Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$2,683,950	$3,482	$13,826	$2,275,887	$2,901	$13,943
Life insurance no longer offered	524,612	879	2,082	688,318	1,310	3,890
Universal life and annuities no longer offered	319,841	575	12,092	321,578	1,106	16,558
FFG and LTC disposed businesses	2,693,775	47,574	216,322	2,744,255	47,863	176,763
All other	190,510	52,653	123,098	205,102	57,119	150,906
Short Duration Contracts:
Group term life	—	9,579	393,276	—	13,054	394,293
Group disability	—	3,812	1,446,211	—	3,940	1,374,551
Medical	—	99,830	348,515	—	66,711	266,482
Dental	—	5,900	35,312	—	7,295	39,312
Property and Warranty	—	1,105,214	596,714	—	1,148,941	579,886
Credit Life and Disability	—	655,778	359,005	—	758,633	403,267
Extended Service Contract	—	1,346,515	38,000	—	1,022,926	18,142
Other	—	22,508	30,496	—	2,048	33,574

Total	$6,412,688	$3,354,299	$3,614,949	$6,235,140	$3,133,847	$3,471,567

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table provides a roll forward of the claims and benefits payable for the Company’s group term life, group disability, medical and property and warranty lines of business. These are the Company’s product lines with the most significant short duration claims and benefits payable balances. The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $156,968, $129,406 and $134,715 at December 31, 2004, 2003 and 2002, respectively.

				Property and
	Group Term Life	Group Disability	Medical	Warranty

Balance as of January 1, 2002, gross of reinsurance	$438,204	$1,203,699	$209,882	$500,995
Less: Reinsurance ceded and other(1)	(42)	(33,148)	(11,089)	(280,175)

Balance as of January 1, 2002, net of reinsurance	438,162	1,170,551	198,793	220,820
Incurred losses related to:
Current year	243,855	353,439	757,580	429,174
Prior Year(s)	(28,586)	(2,896)	(42,585)	2,231

Total incurred losses	215,269	350,543	714,995	431,405
Paid losses related to:
Current year	148,484	63,809	577,233	286,272
Prior Year(s)	50,667	225,450	147,746	116,802

Total paid losses	199,151	289,259	724,979	403,074
Balance as of December 31, 2002, net of reinsurance	454,280	1,231,835	188,809	249,151
Plus: Reinsurance ceded and other(1)	2,362	66,869	12,891	286,681

Balance as of December 31, 2002, gross of reinsurance	$456,642	$1,298,704	$201,700	$535,832
Less: Reinsurance ceded and other(1)	(2,362)	(66,869)	(12,891)	(286,681)

Balance as of January 1, 2003, net of reinsurance	454,280	1,231,835	188,809	249,151
Incurred losses related to:
Current year	228,257	374,336	860,772	529,501
Prior Year(s)	(92,781)	53,047	(58,369)	(13,076)

Total incurred losses	135,476	427,383	802,403	516,425
Paid losses related to:
Current year	144,152	56,563	610,119	351,439
Prior Year(s)	51,348	249,141	116,945	121,552

Total paid losses	195,500	305,704	727,064	472,991
Balance as of December 31, 2003, net of reinsurance	394,256	1,353,514	264,148	292,585
Plus: Reinsurance ceded and other(1)	37	21,037	2,334	287,301

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

				Property and
	Group Term Life	Group Disability	Medical	Warranty

Balance as of December 31, 2003, gross of reinsurance	$394,293	$1,374,551	$266,482	$579,886
Less: Reinsurance ceded and other	(37)	(21,037)	(2,334)	(287,301)

Balance as of January 1, 2004, net of reinsurance	394,256	1,353,514	264,148	292,585
Incurred losses related to:
Current year	218,592	428,408	1,194,371	585,750
Prior Year(s)	(35,645)	(12,419)	(50,030)	(25,458)

Total incurred losses	182,947	415,989	1,144,341	560,292
Paid losses related to:
Current year	134,602	80,705	878,765	413,613
Prior Year(s)	49,361	259,220	183,546	146,121

Total paid losses	183,963	339,925	1,062,311	559,734
Balance as of December 31, 2004, net of reinsurance	393,240	1,429,578	346,178	293,143
Plus: Reinsurance ceded and other(1)	36	16,633	2,337	303,571

Balance as of December 31, 2004, gross of reinsurance	$393,276	$1,446,211	$348,515	$596,714

(1)	The “other” in reinsurance ceded and other included $13,300 in 2002 of liability balances primarily related to Medical Savings Accounts. In 2003 Medical Savings Accounts were transferred to an external third party administrator.
      The claims and benefits payable include claims in process as well as provisions for incurred but not reported claims. Such amounts are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.
      Because claims and benefits payable include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, for each of the years ended December 31, 2004, 2003 and 2002 the amounts listed on the line labeled “Incurred losses related to: Prior year” are negative (redundant) for the Group Term Life and Medical lines of business. This means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. For Group Disability, the amounts listed are negative (redundant) for the years ended December 31, 2004 and 2002, and positive (deficient) for the year ended December 31, 2003. This means that for 2004 and 2002, the Company’s actual losses incurred related to prior years for this line were less than what was estimated, while for 2003, actual losses incurred related to prior years were greater than what was previously estimated by the Company. For Property and Warranty, the amounts listed are negative (redundant) for the years ended December 31, 2004 and 2003, and positive (deficient) for the year ended December 31, 2002. This means for 2004 and 2003, the Company’s losses incurred related to prior years for this line were less than expected, while for 2002, actual losses incurred related to prior year were greater than what was previously estimated by the Company.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Group Term Life reserve redundancy in 2003, and its related downward revision primarily reflects the results of reserves adequacy studies conducted in the third quarter of 2003. Based on the results of those studies, reserves were reduced by $59,000. The change in estimate reflects an increase in the discount rate, lower mortality rates and higher recovery rates. These changes were made to reflect current yields on invested assets, and recent mortality and recovery experience. In 2004 and 2002 the Group Term Life reserve redundancies were caused by actual mortality rates being lower than assumed in our beginning-of-year reserves and recovery rates being higher than assumed in our beginning-of-year waiver of premium reserves. The remaining redundancy and related downward revision was due to shorter-than-expected lags between incurred claim dates and paid claim dates. These amounts were offset by one less year of discounting reflected in the Company’s end-of-year waiver of premium reserves.
      The Group Disability reserve deficiency in 2003, and its related upward revision reflects the result of reserve adequacy studies concluded in the third quarter of 2003. Based on the results of those studies, reserves were increased by $44,000, almost all of which was attributable to a reduction in the discount rate to reflect current yields on invested assets. The Group Disability reserve redundancies in 2004 and 2002, which were less than 1% of prior year reserves, arose as a result of our actual claim recovery rates exceeding those assumed in our beginning-of-year case reserves, after taking into account an offset of one less year of discounting reflected in the Company’s end-of-year case reserves.
      The conclusion of the 2003 reserve studies determined that, in the aggregate, the reserves were redundant. The reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $18,000, which includes $3,000 of reserve release relating to the group dental business.
      The redundancies in our Medical line of business, and the related downward revisions in the Company’s Medical reserve estimates, were caused by the Company’s claims developing more favorably than expected. The Company’s actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes.
      The Company’s Property and Warranty lines of business had a small deficiency in 2002 which was largely attributable to a shift in the mix of business away from the credit property and unemployment product lines. In addition, an increase in the claim frequency of unemployment contributed to additional development on the small deficiency experienced in 2002. In 2003, unemployment claim frequencies stabilized, contributing to a modest redundancy. In 2004, an improved economic environment led to lower unemployment levels, which meant that loss payments on existing claims as well as payments on new claims in our credit unemployment lines, were not as high as would have been expected. This, coupled with lower reserve levels as a result of reduced premium writings in this line, led to a redundancy. These changes reflect experience gains and losses from actual claim frequencies differing from best estimate claim frequencies, and difference in actual versus best estimate paid claim lag rates.
      For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, other general liability and personal accident), there were no material changes in estimated amounts for incurred claims in prior years for all years.

Long Duration Contracts
      The Company’s long duration contracts are comprised of pre-funded funeral life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered and FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).
      The Company’s PreNeed segment distributes pre-funded funeral insurance products through two separate divisions, the independent division and the AMLIC division. The reserves for future policy benefits

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
and expenses for pre-funded funeral life and annuity contracts and traditional life insurance no longer offered by the PreNeed segment differ by division and are established based upon the following assumptions:

PreNeed Segment — Independent Division
      Interest and discount rates for pre-funded funeral life insurance are level, vary by year of issuance and product, and ranged from 5.3% to 7.3% in 2004 and from 7.0% to 7.3% in 2003 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in both 2004 and 2003.
      Interest and discount rates for traditional life insurance no longer offered vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2004 and 2003 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in both 2004 and 2003.
      Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.
      Future policy benefit increases on pre-funded funeral life insurance policies ranged from 1.0% to 7.0% in 2004 and 2003. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for these inflation-linked benefits was 3.0% in both 2004 and 2003 with the exception of most policies issued in 2004 where the assumption was 1.8%. Traditional life products issued by the PreNeed segment have level benefits.
      The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 2.0% to 5.5% in 2004 and 2003. Withdrawal charges, if any, generally range from 7.0% to 0% and grade to zero over a period of seven years for business issued in the United States. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

PreNeed Segment — AMLIC Division
      Interest and discount rates for pre-funded funeral life insurance policies issued October 2000 and beyond vary by issue year and are based on pricing assumptions and modified to allow for provisions for adverse deviation. 2004 issues used a level 5.3% discount rate, 2003 issues used a level 4.8% discount rate and 2002 issues used a level 5.8% discount rate. Pre-funded funeral life insurance policies issued prior to October 2000 and all traditional life policies issued by the AMLIC division use discount rates, which vary by issue year and product and ranged from 2.5% to 7.5% in 2004 and 2003.
      Mortality assumptions for pre-funded funeral life insurance products issued in October 2000 and beyond are based upon pricing assumptions, which approximate actual experience, and modified to allow for provisions for adverse deviation. Surrender rates for pre-funded funeral life insurance products issued in October 2000 and beyond vary by product and are based upon pricing assumptions, which approximate actual experience. Mortality assumptions for all pre-funded funeral life insurance and traditional life insurance issued by the AMLIC division prior to October 2000 are based on Statutory valuation requirements with no explicit provision for lapses, which approximate GAAP.
      Future policy benefit increases are based upon pricing assumptions. First-year guaranteed benefit increases range from 0.0% to 6.0% in 2004 and 2003. Renewal guaranteed benefit increases range from 0.0% to 3.0% in 2004 and 2003. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2004 and 2003.
      The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2004 and 2003. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Universal Life and Annuities — No Longer Offered
      The reserves for universal life and annuity products no longer offered in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, and ranged from 3.5% to 4.0% in both 2004 and 2003. Guaranteed crediting rates on annuities range from 3.5% to 4.0%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and the funds received and ranged from 4.0% to 5.1% in 2004 and from 4.0% to 5.5% in 2003. Guaranteed crediting rates where present ranged from 4.0% to 4.5%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

FFG and LTC
      The reserves for FFG and LTC are included in the Company’s reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see Note 15).

Short Duration Contracts
      The Company’s short duration contracts are comprised of group term life, group disability, medical and dental, property, credit, warranty and all other. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).
      The Company’s disability products are short duration contracts that include short and long term disablility coverage. Claims and benefits payable for long-term disability have been discounted at 5.25% in 2004. The December 31, 2004 and 2003 liabilities include $1,390,081 and $1,318,186, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2004 and 2003 are $455,506 and $440,460, respectively.

17.	Fair Value Disclosures
      Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. In the measurement of the fair value of certain financial instruments, if quoted market prices were not available other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.
      In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:
      Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.
      Fixed maturity securities: the fair value for fixed maturity securities, which includes both public and 144A securities, is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, excluding 144A securities, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      Other investments: the fair values of joint ventures are calculated based on fair market value appraisals. The invested assets related to a modified coinsurance arrangement and the AIP are classified as trading securities and are reported at fair value. The carrying amounts of the remaining other investments approximate fair value.
      Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.
      Collateral and obligations under securities lending: The fair values of securities lending assets and liabilities are based on quoted market prices.
      Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

	December 31, 2004		December 31, 2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets
Cash and cash equivalents	$807,082	$807,082	$958,197	$958,197
Fixed maturities	9,177,938	9,177,938	8,728,838	8,728,838
Equity securities	526,951	526,951	456,440	456,440
Commercial mortgage loans on real estate	1,053,872	1,180,402	932,791	1,035,138
Policy loans	64,886	64,886	68,185	68,185
Short-term investments	300,093	300,093	275,878	275,878
Other investments	488,975	549,361	461,473	505,466
Collateral held under securities lending	535,331	535,331	420,783	420,783
Assets held in separate accounts	3,717,149	3,717,149	3,805,058	3,805,058
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$809,863	$800,500	$789,743	$780,746
Obligations under securities lending	535,331	535,331	420,783	420,783
Liabilities related to separate accounts	3,717,149	3,717,149	3,805,058	3,805,058
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

18.	Retirement and Other Employee Benefits
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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      Summarized information on the Company’s qualified pension benefits and postretirement plans for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits

	2004	2003	2002	2004	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$(324,184)	$(269,959)	$(236,500)	$(51,029)	$(46,405)	$(37,763)
Service cost	(16,980)	(15,269)	(12,166)	(2,172)	(2,311)	(1,913)
Interest cost	(19,413)	(17,945)	(16,806)	(2,937)	(3,144)	(2,847)
Amendments	—	(115)	—	—	—	—
Actuarial loss	(15,027)	(36,010)	(18,141)	722	(340)	(3,785)
Acquisition	—	—	—	—	—	(1,297)
Benefits paid (including admin. expenses)	15,849	15,114	13,654	1,201	1,171	1,200

Benefit obligation at end of year	(359,755)	(324,184)	(269,959)	(54,215)	(51,029)	(46,405)

Change in plan assets
Fair value of plan assets at beginning of year	263,966	174,601	178,966	6,536	—	—
Actual return on plan assets	28,889	46,684	(24,961)	704	578	—
Employer contributions	26,000	58,558	35,000	6,601	7,130	1,201
Benefits paid	(16,543)	(15,877)	(14,404)	(1,213)	(1,172)	(1,201)

Fair value of plan assets at end of year	302,312	263,966	174,601	12,628	6,536	—

Funded status at end of year	(57,443)	(60,218)	(95,358)	(41,587)	(44,493)	(46,405)
Unrecognized actuarial loss (gain)	95,075	91,531	84,215	809	1,684	1,777
Unrecognized prior service cost	11,876	21,360	17,743	12,123	13,130	14,438

Net amount recognized	$49,508	$52,673	$6,600	$(28,655)	$(29,679)	$(30,190)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(5,577)	$(13,551)	$(59,624)	$(28,655)	$(29,679)	$(30,190)
Intangible asset	11,876	17,743	17,743	—	—	—
Accumulated other comprehensive income	43,209	48,481	48,481	—	—	—

Net amount recognized	$49,508	$52,673	$6,600	$(28,655)	$(29,679)	$(30,190)

      The Company’s nonqualified plans are unfunded. At December 31, 2004, 2003 and 2002 the nonqualified plans had projected benefit obligations of $85,158, $71,634 and $64,118 respectively, and accumulated benefit obligations of $72,939, $62,176 and $53,511, respectively. A pre-tax minimum pension liability of $14,592,

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
$5,750 and $5,750 was also recorded for these plans in accumulated other comprehensive income in 2004, 2003 and 2002, respectively.
      Information for Pension Plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Pension Benefits

	2004	2003	2002

Projected benefit obligation	$359,755	$324,184	$269,959
Accumulated benefit obligation	307,889	277,455	234,225
Fair value of plan assets	302,312	263,966	174,601
      Components of net pension cost for the year ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$16,980	$15,269	$12,166	$2,172	$2,311	$1,913
Interest cost	19,413	17,945	16,805	2,937	3,144	2,847
Expected return on plan assets	(22,331)	(19,433)	(17,606)	(539)	(143)	—
Amortization of prior service cost	3,022	2,960	2,946	1,307	1,307	1,343
Amortization of net (gain) loss	5,619	2,207	—	—	—	—

Net periodic benefit cost	$22,703	$18,948	$14,311	$5,877	$6,619	$6,103

      Determination of the projected benefit obligation was based on the following weighted average assumptions at December 31:

				Retirement
	Pension Benefits			Health Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	5.80%	6.20%	6.75%	5.80%	6.20%	6.75%
      Determination of the net periodic benefit cost was based on the following weighted average assumptions for the year ended December 31:

				Retirement
	Pension Benefits			Health Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.20%	6.75%	7.40%	6.20%	6.75%	7.40%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
      To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of the 8.25% assumption for the fiscal year 2004, 2003 and 2002.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Assumed health care cost trend rates at December 31:

	Retirement
	Health Benefits

	2004	2003	2002

Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	11.0%	10.0%	11.0%
Post-65 Non-reimbursement Plan	15.0%	10.0%	11.0%
Reimbursement Plan	8.0%	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2008	2008
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement
	Health Benefits

	2004	2003	2002

One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$58	$57	$50
Effect on postretirement benefit obligation	1,036	783	712
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	(60)	(55)	(48)
Effect on postretirement benefit obligation	(1,028)	(745)	(677)
      The Company’s pension plans and other post retirement benefit plans weighted-average asset allocation at December 31 by asset category are as follows:

				Retirement
	Pension Benefits			Health Benefits

	2004	2003	2002	2004	2003	2002

Assets Category
Equity securities	77%	78%	62%	77%	78%	0%
Debt securities	20%	21%	19%	20%	21%	0%
Real estate	0%	0%	0%	0%	0%	0%
Other	3%	1%	19%	3%	1%	100%

Total	100%	100%	100%	100%	100%	100%

      The goals of the asset strategy are to determine if the growth in the value of the fund over the long-term, both in real and nominal terms, manage (control) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities.
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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The equity securities category includes both domestic and foreign equity securities. The target asset equity security allocation of U.S. and foreign securities is 60% and 15%, respectively.
      The Company expects to contribute $40,000 to its pension plans and zero to its retirement health benefit plan in 2005.
      The following benefits, which reflect expected future service, as appropriate, are expected to be paid:

		Retirement
	Pension	Health
	Benefits	Benefits

2005	$25,499	$1,412
2006	27,591	1,572
2007	29,766	1,785
2008	31,322	2,005
2009	32,936	2,231
Year 2010-2014	194,932	15,614

Total	$342,046	$24,619

      The Company and its subsidiaries have a defined contribution plan covering substantially all employees which provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. Amounts expensed by the Company were $25,318, $24,919 and $21,710 in 2004, 2003 and 2002, respectively. In addition, the Company recorded $12,212 in expenses related to the non-qualified plan.

19.	Deferred Policy Acquisition Costs
      Information about deferred policy acquisition costs follows:

	December 31,

	2004	2003	2002

Beginning Balance	$1,384,827	$1,298,797	$1,076,300
Costs deferred	1,101,065	921,385	862,078
Amortization	(841,096)	(839,799)	(638,298)
Other	2,858	4,444	(1,283)

Ending Balance	$1,647,654	$1,384,827	$1,298,797

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

20.	Goodwill and VOBA
      Information about goodwill and VOBA follows:

	Goodwill for the Year Ended			VOBA for the Year Ended
	December 31,			December 31,

	2004	2003	2002	2004	2003	2002

Beginning Balance	$828,523	$834,138	$2,089,704	$191,929	$215,245	$308,933
Acquisitions(Dispositions)	6,501	—	—	—	—	—
Amortization, net of interest accrued	—	—	—	(21,472)	(23,848)	(93,712)
Impairment charge	—	—	(1,260,939)	—	—	—
Other(1)	(11,970)	(5,615)	5,373	206	532	24

Ending Balance	$823,054	$828,523	$834,138	$170,663	$191,929	$215,245

(1)	Other represents foreign currency translation and purchase price adjustments.
      As prescribed under FAS 142, starting January 1, 2002, the Company has assigned goodwill to its reportable segments. Below is a rollforward of goodwill by reportable segment. This assignment of goodwill is performed only for FAS 142 impairment testing purposes.

			Employee
	Solutions	Health	Benefits	PreNeed	Consolidated

Balance at December 31, 2002	$390,795	$217,609	$187,596	$38,138	$834,138

Other(1)	(5,467)	61	(1,178)	969	(5,615)

Balance at December 31, 2003	385,328	217,670	186,418	39,107	828,523

Acquisitions (Dispositions)	(934)	8,275	(840)	—	6,501
Other(1)	(1,887)	(5,702)	(500)	(3,881)	(11,970)

Balance at December 31, 2004	$382,507	$220,243	$185,078	$35,226	$823,054

(1)	Other represents foreign currency translation and purchase price adjustments.
      Prior to January 1, 2002 goodwill was amortized over 20 years. Upon the adoption of FAS 142, amortization of goodwill ceased and the Company recognized a $1,260,939 impairment charge reflecting the cumulative effect of change in accounting principle.
      As of December 31, 2004, the majority of the outstanding balance of VOBA is in the Company’s PreNeed segment. VOBA in the PreNeed segment assumes an interest rate ranging from 6.5% to 7.5%.
      At December 31, 2004 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount $

2005	18,944
2006	17,096
2007	15,488
2008	13,902
2009	12,470

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

21.	Segment Information
      The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant Preneed, and Corporate and Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Assurant Preneed provides life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Corporate and Other includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate and Other also includes the amortization of deferred gains associated with the sales of FFG and LTC through reinsurance agreements.
      The Company evaluates performance based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance. The accounting polices of the reportable segments are the same as those described in the summary of significant accounting policies. (See Note 2)
      As of January 1, 2004, the Company changed the segment invested assets allocation methodology. Previously, the Company allocated a notional amount of invested assets to the segments primarily based on future policy benefits, claims and unearned premiums, and capital allocated to each segment. As of January 1, 2004, the Company primarily allocates invested assets based on the actual investment portfolios supporting the segments. This change resulted in an increase in investment income of $11,415, $4,096, and $3,413 in Assurant Health, Assurant Employee Benefits, and Assurant Preneed, respectively, with a decrease in investment income of $552 and $18,372 in Assurant Solutions and Corporate and Other, respectively, for the year ended December 31, 2004. The Company assigns net deferred acquisition costs, value of businesses acquired, reinsurance recoverables, and other assets and liabilities to the respective segments where those assets or liabilities originate.
      In August 2003, the Company began to utilize derivative instruments in managing the PreNeed segment’s exposure to inflation risk. The derivative instrument, the CPI CAP, limits the inflation risk on certain policies to a maximum of 5% and has a notional amount of $454,000 amortizing to zero over 20 years. The CPI CAP does not qualify under GAAP as an effective hedge; therefore, it is marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the results of operations in fees and other income. As of December 31, 2004 and December 31, 2003, the CPI CAP included in other assets amounted to $9,850 and $8,800, respectively, and the income recorded in the results of operations totaled $1,050 and $100, respectively.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following tables summarize selected financial information by segment for the year ended and as of December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004

			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated

Revenues
Net earned premiums and other considerations	$2,448,641	$2,231,298	$1,276,812	$526,120	$—	$6,482,871
Net investment income	184,951	67,902	149,718	206,300	25,878	634,749
Net realized gains on investments	—	—	—	—	24,308	24,308
Amortization of deferred gain on disposal of businesses	—	—	—	—	57,632	57,632
Loss on disposal of business	—	—	—	—	(9,232)	(9,232)
Fees and other income	136,468	38,708	29,306	6,810	1,844	213,136

Total revenues	2,770,060	2,337,908	1,455,836	739,230	100,430	7,403,464
Benefits, losses and expenses
Policyholder benefits	935,431	1,422,783	950,235	531,320	—	3,839,769
Amortization of deferred acquisition costs and value of business acquired	695,559	37,602	15,700	113,707	—	862,568
Underwriting, general and administrative expenses	955,593	637,305	394,037	42,779	76,904	2,106,618
Interest expense	—	—	—	—	56,418	56,418
Distributions on mandatorily redeemable preferred securities	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	2,586,583	2,097,690	1,359,972	687,806	135,485	6,867,536

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2004

			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated

Segment income (loss) before income tax	183,477	240,218	95,864	51,424	(35,055)	535,928
Income taxes	57,319	81,931	33,654	17,189	(4,725)	185,368

Segment income (loss) after tax	$126,158	$158,287	$62,210	$34,235	$(30,330)	$350,560

Net income						$350,560

Segment Assets:

Segments assets, excluding goodwill	$7,189,563	$1,706,024	$2,703,990	$4,060,240	$8,021,025	23,680,842

Goodwill						823,054

Total assets						$24,503,896

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2003

			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated

Revenues
Net earned premiums and other considerations	$2,361,815	$2,009,248	$1,256,430	$529,279	$—	$6,156,772
Net investment income	186,850	49,430	139,956	188,224	42,853	607,313
Net realized gains on investments	—	—	—	—	1,868	1,868
Amortization of deferred gain on disposal of businesses	—	—	—	—	68,277	68,277
Fees and other income	129,482	32,255	53,793	5,315	11,138	231,983

Total revenues	2,678,147	2,090,933	1,450,179	722,818	124,136	7,066,213
Benefits, losses and expenses
Policyholder benefits	899,229	1,317,046	920,948	520,540	—	3,657,763
Amortization of deferred acquisition costs and value of business acquired	677,312	71,295	9,656	105,384	—	863,647
Underwriting, general and administrative expenses	912,888	517,988	423,536	41,558	69,521	1,965,491
Interest expense and distributions on preferred securities of subsidiary trusts	—	—	—	—	114,133	114,133
Interest premium on redemption of mandatorily redeemable preferred securities	—	—	—	—	205,822	205,822

Total benefits, losses and expenses	2,489,429	1,906,329	1,354,140	667,482	389,476	6,806,856

Segment income (loss) before income tax	188,718	184,604	96,039	55,336	(265,340)	259,357
Income taxes	55,529	63,591	34,472	19,314	(99,201)	73,705

Segment income (loss) after tax	$133,189	$121,013	$61,567	$36,022	$(166,139)	$185,652

Net income						$185,652

Segment Assets:

Segments assets, excluding goodwill	$6,795,991	$1,129,614	$2,412,924	$3,718,354	$9,174,610	23,231,493

Goodwill						828,523

Total assets						$24,060,016

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2002

			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated

Revenues
Net earned premiums and other considerations	$2,077,277	$1,833,656	$1,232,942	$537,721	$—	$5,681,596
Net investment income	205,037	55,268	147,722	183,634	40,167	631,828
Net realized losses on investments	—	—	—	—	(118,372)	(118,372)
Amortization of deferred gain on disposal of businesses	—	—	—	—	79,801	79,801
Gain on disposal of businesses	—	—	—	—	10,672	10,672
Fees and other income	118,949	22,716	74,324	5,123	25,563	246,675

Total revenues	2,401,263	1,911,640	1,454,988	726,478	37,831	6,532,200
Benefits, losses and expenses
Policyholder benefits	755,140	1,222,049	944,593	513,393	—	3,435,175
Amortization of deferred acquisition costs and value of business acquired	567,622	64,029	2,381	96,550	1,428	732,010
Underwriting, general and administrative expenses	881,564	482,057	419,849	39,934	52,818	1,876,222
Distributions on mandatorily redeemable preferred securities	—	—	—	—	118,396	118,396

Total benefits, losses an expenses	2,204,326	1,768,135	1,366,823	649,877	172,642	6,161,803

Segment income (loss) before income tax	196,937	143,505	88,165	76,601	(134,811)	370,397
Income taxes	64,782	49,059	31,048	26,943	(61,175)	110,657

Segment income (loss) after tax	$132,155	$94,446	$57,117	$49,658	$(73,636)	$259,740

Cumulative effect of change in accounting principle						(1,260,939)

Net (loss)						$(1,001,199)

Segment Assets:

Segments assets, excluding goodwill	$6,916,173	$1,058,935	$2,432,411	$3,418,977	$7,973,835	$21,800,331

Goodwill						834,138

Total assets						$22,634,469

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company operates primarily in the United States and Canada. The following table summarizes selected financial information by geographic location for the years ended or at December 31:

		Long-lived
Location	Revenues	Assets

2004
United States	$7,058,825	$268,229
Foreign	344,639	8,859

Total	$7,403,464	$277,088

2003
United States	$6,762,764	$274,230
Foreign	303,449	9,532

Total	$7,066,213	$283,762

2002
United States	$6,335,645	$245,936
Foreign	196,555	4,849

Total	$6,532,200	$250,785

      Revenue is based in the country where the product was sold and long-lived assets are based on the physical location of those assets. The Company has no reportable major customers.

22.	Incentive Plans

Assurant Appreciation Incentive Rights Plan (“AAIR Plan”)
      Since January 1, 1999, the Company has maintained the Assurant Appreciation Incentive Rights Plan (formerly the Fortis Appreciation Incentive Rights Plan), which provides key employees and directors with the right to receive long-term incentive cash compensation based on the appreciation in value of incentive units of the Company and incentive units of each of its operating business segments. The AAIR Plan is administered by a committee appointed by the Company’s board of directors.
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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      On January 18, 2004, each Assurant, Inc. incentive right then outstanding under the plan was cashed out for a cash payment equal to the difference, if any, between the measurement value of the Assurant, Inc. incentive rights as of December 31st immediately preceeding the date of grant, and the measurement value of that right determined as of December 31, 2003, pursuant to the special valuation. Each outstanding Assurant, Inc. incentive right, whether or not vested, was cancelled effective as of the date it was cashed out. Following the cash-out and cancellation of Assurant, Inc. incentive rights, Assurant granted to each participant whose rights were cashed out a number of stock appreciation rights on Assurant’s common stock (referred to as “replacement rights”). The number of replacement rights granted to a participant was equal (1) the measurement value of the participant’s cashed-out Assurant, Inc. incentive rights, divided by (2) the IPO price of $22 a share. Each replacement right that replaced a vested cashed-out right was vested immediately, and each replacement right that replaced a non-vested cashed-out right will become vested on the vesting date for the corresponding cashed-out right, but no replacement right, whether or not vested, may be exercised sooner than one year from the closing date of the IPO. After that waiting period, each replacement right is exercisable for the remaining term of the corresponding cancelled right.
      The value of each Assurant, Inc. stock appreciation right is based on the Assurant common stock price. The value of each business segment right is based on an independent valuation of the Company performed by a qualified appraiser. Each year, the appraiser determines a fair market value for the individual business segments. Based on this valuation, “phantom share prices” are established for each business segment. These share prices are calculated by dividing the market value of a business segment by the number of outstanding “phantom shares” in that segment.
      The Assurant, Inc. stock appreciation right price and business segment phantom share price established for a given grant year become the strike price for that year and the exercise price for prior grant years. When the share price increases above the strike price, the rights accrue intrinsic value that will be paid in cash when exercised.
      The Company recognized $31,503, $27,072 and $19,570 of compensation expense for the AAIR Plan in 2004, 2003, and 2002, respectively.

Stock Option Plan
      In contemplation of the IPO, the Company’s Stock Option Plan, which was based indirectly on the performance and value of the stock of Fortis, was terminated effective as of September 22, 2003. All stock options thereunder were cancelled in exchange for a payment of the fair value of such options, as determined by an independent third party. Payments totaling $2,237 were made in the fourth quarter of 2003. There is no further obligation associated with the Company’s Stock Option Plan.

AIP
      The AIP, provides key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. The plan became effective as of January 1, 1999 and is administered by the Company’s Senior Vice President-Compensation and Benefits, who is referred to as the administrator. Under the AIP, a participant may exchange all or a portion of his or her eligible compensation for a specific number of options under the plan. Each option represents the right to purchase shares of Company designated third-party mutual funds, as selected by the participant. Each option is fully vested and

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
exercisable on the grant date. Options may not be exercised more than twice in any calendar year, except with the consent of the administrator. For most options, the exercise period generally will expire 120 months after the participant’s death, disability or retirement or 60 months after the participant’s termination of employment for any other reason. Until the options are exercised, a participant may instruct the administrator to exchange some or all of the options to purchase different underlying mutual fund units. Employee compensation exchanged for options is included as compensation expense prior to the exchange. Subsequent to the exchange, the Company accounts for invested assets in accordance with Financial Accounting Standard 115, Accounting for Certain Investments in Debt and Equity Securities, and as such, the Company marks-to-market the AIP investment balances on a quarterly basis. This quarterly mark-to-market adjustment equally impacts the AIP investment and the AIP liability balance. When options are exercised, the investment and liability balances are reduced accordingly. The amounts included in other investments and other liabilities were $93,246 and $57,451 at December 31, 2004 and 2003, respectively. See Note 26 for subsequent amendments to the AIP Plan.

23.	Other Comprehensive Income (Loss)
      The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency		Pension	Accumulated Other
	Translation	Unrealized Gains on	Under-	Comprehensive
	Adjustment	Securities	Funding	Income

Balance at December 31, 2001	$(7,858)	$106,062	$—	$98,204
Activity in 2002	8,332	173,699	(35,250)	146,781

Balance at December 31, 2002	474	279,761	(35,250)	244,985
Activity in 2003	21,767	51,775	—	73,542

Balance at December 31, 2003	22,241	331,536	(35,250)	318,527
Activity in 2004	18,595	3,362	(2,321)	19,636

Balance at December 31, 2004	$40,836	$334,898	$(37,571)	$338,163

24.	Related Party Transactions
      In the ordinary course of business, the Company has entered into a number of agreements with Fortis.
      Fortis maintained a $1,000,000 commercial paper facility that prior to the IPO the Company had been able to access (via intercompany loans) for up to $750,000. The Company has used the commercial paper facility to cover any cash shortfalls, which may occur from time to time. In mid-December 2003, the Company used the commercial paper facility in the amount of $74,991 for three days to cover a cash shortfall in the early extinguishment of the Mandatorily Redeemable Preferred Securities. The Company had no outstanding intercompany loans with Fortis related to this commercial paper facility at year-end December 31, 2003 and no longer has access to this facility.
      During 2003 and 2002, the Company paid $644 and $749, respectively, to Fortis for costs representing salary, benefits and other expenses of a director of the Company, who was then an employee of a Fortis subsidiary, and his support staff. The Company discontinued these payments as of October 3, 2003.
      The other related party transactions are disclosed in Notes 1, 8, 11, 12, and 26.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

25.	Quarterly Results of Operations (Unaudited)
      The Company’s quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the tables below:

	Three Month Periods Ended

	March 31	June 30	September 30	December 31

2004
Total revenues	$1,857,560	$1,837,349	$1,831,860	$1,876,695
Income (loss) before income taxes	142,761	144,044	109,254	139,869
Net income (loss)	94,378	95,210	74,844	86,128
Basic and Diluted per share data:
Income (loss) before income taxes	$1.10	$1.01	$0.77	$1.00
Net income (loss)	$0.73	$0.67	$0.53	$0.61

	Three Month Periods Ended

	March 31	June 30	September 30	December 31

2003
Total revenues	$1,731,740	$1,722,601	$1,775,577	$1,836,295
Income (loss) before income taxes	110,367	137,606	145,776	(134,392	)(1)
Net income (loss)	73,237	90,650	99,398	(77,633)
Basic and Diluted per share data:
Income (loss) before income taxes	$1.01	$1.26	$1.33	$(1.23)
Net income (loss)	$0.67	$0.83	$0.91	$(0.71)

(1)	Includes pre-tax interest premium on redemption of mandatorily redeemable preferred securities of $205,822.

26.	Subsequent Events
      See Note 1 for a discussion of the secondary offering.
      On February 4, 2005, the Assurant Solutions segment was awarded $70,730 in damages by a Tennessee state court jury in a contract dispute with Progeny Marketing Innovations, a wholly-owned subsidiary of Cendant Corporation. The verdict included $8,000 for a violation of the Tennessee Consumer Protection Act, $15,120 for breach of contract, $42,610 for breach of fiduciary duty and $5,000 in punitive damages. Cendant is entitled to an offset of approximately $14,300, and Assurant Solutions has additional claims exceeding $25,000 for treble damages under the Consumer Protection Act, interest, and attorneys’ fees and expenses. These issues have yet to be decided in post-trial motions. As a result, the total amount of the verdict has not yet been determined. In addition, the verdict is subject to appeal. The Company has not recorded any amounts in the financials statements as a result of this verdict.
      Effective March 1, 2005, the Company amended the AIP and created the Assurant Deferred Compensation Plan (“ADCP”) in order to comply with the Jobs Act. The ADCP continues to provide key employees the ability to defer a portion of their compensation consistent with the Jobs Act definition of eligible compensation and distribution requirements. Except for the definition of compensation eligible for deferral and the timing of distributions, the terms of the ADCP are materially the same as the AIP as described in Note 22.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

27.	Commitments and Contingencies
      The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2004, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2005	$34,924
2006	28,728
2007	22,804
2008	20,158
2009	17,178
Thereafter	28,036

Total minimum future lease payments	$151,828

      Rent expense was $37,712, $36,863 and $39,812 for 2004, 2003 and 2002, respectively.
      In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had approximately $65,607 and $117,000 of letters of credit outstanding as of December 31, 2004 and 2003, respectively.
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
      On October 1, 2003, a grand jury in Mower County, Minnesota, issued an indictment of American Bankers Insurance Company (“ABIC”), part of the Solutions segment, and two of its officers. The indictment alleged that ABIC and its two named corporate officers each violated the Minnesota Fair Campaign Practices Act in connection with two contributions by ABIC to the Republican National State Election Committee totaling $15. On April 5, 2004, the prosecuting authorities voluntarily dismissed all charges against ABIC and the two officers. ABIC, in turn, agreed to reimburse Mower County for costs of investigation and prosecution; these costs are not material to the financial statements.
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

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      The Company was notified on August 26, 2004 that one of our employees is being investigated by the criminal division of the Internal Revenue Service (“IRS”) for responses he made to questions he was asked by the IRS relating to an approximately $18,000 tax reserve taken by us in 1999. At this stage, it would be speculative to predict the outcome of this investigation. However, it could result in a fine assessed against the employee and the Company, negative publicity for the Company or more serious sanctions.

Assurant, Inc. and Subsidiaries
at December 31, 2004
Schedule I — Summary of Investments Other Than Investments in Related Parties

			Amount at
			Which Shown
	Amortized		in Balance
	Cost	Fair Value	Sheet

	(In thousands)
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$1,498,473	$1,524,605	$1,524,605
States, municipalities and political subdivisions	197,730	217,865	217,865
Foreign governments	510,745	527,428	527,428
Public utilities	1,003,349	1,082,724	1,082,724
All other corporate bonds	5,470,133	5,825,316	5,825,316

Total fixed maturities	$8,680,430	$9,177,938	$9,177,938

Equity securities
Common stocks:
Public utilities	$13	$12	$12
Banks, trusts and insurance companies	1,037	1,180	1,180
Industrial, miscellaneous and all other	840	876	876
Non-Redeemable Preferred Stocks:
Non-sinking fund preferred stocks	511,058	524,883	524,883

Total equity securities	$512,948	$526,951	$526,951

Commercial mortgage loans on real estate, at amortized cost	$1,053,872	$1,180,402	$1,053,872
Policy loans	64,886	64,886	64,886
Short-term investments	300,093	300,093	300,093
Collateral held under securities lending	535,331	535,331	535,331
Other investments	468,604	549,361	488,975

Total investments	$11,616,164	$12,334,962	$12,148,046

Assurant, Inc. and Subsidiaries
Schedule II — Condensed Balance Sheet (Parent Only)

	December 31,

	2004	2003

	(In thousands except number
	of shares)
ASSETS
Investments:
Equity investment in subsidiaries	$4,150,391	$4,069,228
Fixed maturities (amortized cost — $68,245)	68,321	—
Short-term investments	11	—
Other investments	108,490	66,994

Total investments	4,327,213	4,136,222
Cash and cash equivalents	315,152	463,234
Receivable from subsidiaries, net	6,077	29,507
Income tax receivable	4,067	76,663
Other assets	316,628	262,064

Total assets	$4,969,137	$4,967,690

LIABILITIES
Accounts payable and other liabilities	$337,935	$365,203
Debt	971,611	1,750,000
Mandatorily redeemable preferred securities	—	196,224
Mandatorily redeemable preferred stock	24,160	24,160

Total liabilities	$1,333,706	$2,335,587

Commitments and Contingencies	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,263,299 and 109,222,276 shares issued, 139,766,177 and 109,222,276 shares outstanding at December 31, 2004 and 2003, respectively	$1,423	$1,092
Additional paid-in capital	2,790,476	2,063,763
Retained earnings	569,605	248,721
Unamortized restricted stock compensation; 51,996 shares	(608)	—
Accumulated other comprehensive income	338,163	318,527
Treasury stock, at cost; 2,445,126 shares	(63,628)	—

Total stockholders’ equity	3,635,431	2,632,103

Total liabilities and stockholders’ equity	$4,969,137	$4,967,690

Assurant, Inc. and Subsidiaries
Schedule II — Condensed Statement of Operations (Parent Only)

	Years Ended December 31,

	2004	2003	2002

	(In thousands except number of shares and
	per share amounts)
Revenues
Cash dividend income from consolidated subsidiaries	$361,730	$99,500	$186,550
Net investment income	6,944	74,281	81,629
Fees and other income	14,120	11,638	17,570

Total revenues	382,794	185,419	285,749
Expenses
General and administrative expenses	67,780	52,755	32,696
Distributions on mandatorily redeemable preferred securities and interest expense	58,581	114,133	118,396
Interest penalties on redemption of mandatorily redeemable preferred securities	—	205,822	—

Total expenses	126,361	372,710	151,092
Income/(loss) before income taxes and equity in undistributed net (loss) income of consolidated subsidiaries	256,433	(187,291)	134,657
Income tax benefit	(38,604)	(105,298)	(16,390)

Net income/(loss) before equity in undistributed net income/(loss) of subsidiaries	295,037	(81,993)	151,047
Equity in undistributed net income (loss) of consolidated subsidiaries	55,523	267,645	(1,152,246)

Net income/(loss)	$350,560	$185,652	$(1,001,199)

Assurant, Inc. and Subsidiaries
Schedule II — Condensed Cash Flows (Parent Only)

	Years Ended December 31,

	2004	2003	2002

	(In thousands except number of shares and
	per share amounts)
Operating Activities
Net (loss) income	$350,560	$185,652	$(1,001,199)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss on consolidated subsidiaries	(55,523)	(267,645)	1,152,246
Change in receivables	22,028	53,154	161,739
Depreciation and amortization	23,856	16,850	21,605
Change in income taxes	64,608	(96,113)	(97,923)
Change in accrued interest	(47,693)	51,078	1,281
Change in accounts payable	16,854	40,345	11,131
Change in other invested assets	(41,496)	—	—
Net realized losses on investments	4,000	—	—
Other	(8,685)	6,798	2,780

Net cash provided by (used in) operating activities	$328,509	$(9,881)	$251,660

Investing Activities
Capital contributed to subsidiaries	$(8,529)	$(821,264)	$(136,422)
Net purchase of securities	(68,279)	—	—
Purchase of subsidiaries	(16,000)	—	—
Surplus note receivable	—	770,000	—
Other	(42,228)	(31,996)	(39,306)

Net cash used in investing activities	$(135,036)	$(83,260)	$(175,728)

Financing Activities
Repayment of mandatorily redeemable preferred securities	$(196,224)	$(1,249,850)	$—
Redemption of mandatorily redeemable preferred stock	—	(500)	(500)
Issuance of debt from Fortis	—	74,991	—
Repayment of debt from Fortis	—	(74,991)	—
Issuance of debt	971,537	2,400,000	—
Repayment of debt	(1,750,000)	(650,000)	—
Issuance of common stock	725,491	—	—
Purchase of treasury stock	(63,628)	—	—
Dividends paid	(29,676)	(181,187)	(41,876)
Other	945	(963)	(1,052)

Net cash (used in) provided by financing activities	$(341,555)	$317,500	$(43,428)

Change in cash and cash equivalents	(148,082)	224,359	32,504
Cash and cash equivalents at beginning of period	463,234	238,875	206,371

Cash and cash equivalents at end of period	$315,152	$463,234	$238,875

Assurant, Inc. and Subsidiaries
for the years ended December 31, 2004, 2003 & 2002
Schedule III — Supplementary Insurance Information

							Benefits Claims,			Property and
		Future Policy					Losses and	Amortization of		Casualty
	Deferred	Benefits and	Unearned	Claims and	Premium	Net Investment	Settlement	Deferred Policy	Other Operating	Premiums
Segment	Acquisition Cost	Expenses	Premiums	Benefits Payable	Revenue	Income	Expenses	Acquisition Costs	Expenses	Written

	(In thousands)
2004
Solutions	$1,360,108	$320,489	$3,130,558	$1,030,636	$2,448,641	$184,951	$935,431	$691,335	$959,817	$1,370,831
Employee Benefits	19,576	350,668	18,610	1,517,713	1,276,812	149,718	950,235	15,700	394,037
Health	105,409	388,902	158,290	458,184	2,231,298	67,902	1,422,783	37,602	637,305
Preneed	162,561	3,214,106	4,405	16,299	526,120	206,300	531,320	96,459	60,027
Corporate and Other	—	2,138,523	42,436	592,117	—	25,878	—	—	76,904

Total Segments	$1,647,654	$6,412,688	$3,354,299	$3,614,949	$6,482,871	$634,749	$3,839,769	$841,096	$2,128,090	$1,370,831

2003
Solutions	$1,069,289	$321,578	$2,933,601	$1,044,856	$2,361,815	$186,850	$899,229	$672,447	$917,753	$1,226,565
Employee Benefits	11,488	—	23,525	1,800,595	1,256,430	139,956	920,948	9,656	423,536	—
Health	141,396	197,919	124,148	423,253	2,009,248	49,430	1,317,046	71,295	517,988	—
Preneed	161,067	2,971,388	4,657	19,529	529,279	188,224	520,540	86,401	60,541	—
Corporate and Other	1,587	2,744,255	47,916	183,334	—	42,853	—	—	69,521	—

Total Segments	$1,384,827	$6,235,140	$3,133,847	$3,471,567	$6,156,772	$607,313	$3,657,763	$839,799	$1,989,339	$1,226,565

2002
Solutions	$997,393	$334,039	$3,013,731	$1,036,351	$2,077,277	$205,037	$755,140	$490,090	$959,096	$1,109,819
Employee Benefits	6,559	—	22,198	1,791,680	1,232,942	147,722	944,593	2,381	419,849	—
Health	158,142	160,484	118,432	376,678	1,833,656	55,268	1,222,049	64,029	482,057	—
Preneed	136,703	2,693,122	4,775	19,897	537,721	183,634	513,393	80,370	56,114	—
Corporate and Other	—	2,619,202	48,500	149,534	—	40,167	—	1,428	52,818	—

Total Segments	$1,298,797	$5,806,847	$3,207,636	$3,374,140	$5,681,596	$631,828	$3,435,175	$638,298	$1,969,934	$1,109,819

Assurant, Inc. and Subsidiaries
for the year ended December 31, 2004
Schedule IV — Reinsurance

			Assumed		Percentage of
		Ceded to Other	from Other		Amount
	Gross Amount	Companies	Companies	Net Amount	Assumed to Net

	(In thousands)
Life Insurance in Force	$161,556,309	$49,955,772	$4,895,593	$116,496,130	4.2%
Premiums:
Life insurance	1,252,326	549,968	70,330	772,688	9.1%
Accident and health insurance	4,650,672	827,090	193,057	4,016,639	4.8%
Property and liability insurance	2,462,763	897,117	127,898	1,693,544	7.6%

Total premiums	$8,365,761	$2,274,175	$391,285	$6,482,871	6.0%

Benefits:
Life insurance	1,386,210	850,263	51,029	586,976	8.7%
Accident and health insurance	2,606,373	259,079	163,781	2,511,075	6.5%
Property and liability insurance	1,086,893	442,117	96,942	741,718	13.1%

Total benefits	$5,079,476	$1,551,459	$311,752	$3,839,769	8.1%

Assurant, Inc. and Subsidiaries
for the year ended December 31, 2003
Schedule IV — Reinsurance

			Assumed		Percentage of
		Ceded to Other	from Other		Amount
	Gross Amount	Companies	Companies	Net Amount	Assumed to Net

	(In thousands)
Life Insurance in Force	$169,062,847	$56,441,995	$724,377	$113,345,229	0.6%
Premiums:
Life insurance	1,351,698	637,049	57,459	772,108	7.4%
Accident and health insurance	4,502,527	949,336	240,063	3,793,254	6.3%
Property and liability insurance	2,263,389	832,416	160,437	1,591,410	10.1%

Total premiums	$8,117,614	$2,418,801	$457,959	$6,156,772	7.4%

Benefits:
Life insurance	1,338,138	859,514	22,702	501,326	4.5%
Accident and health insurance	2,686,337	343,981	103,261	2,445,617	4.2%
Property and liability insurance	928,360	407,054	189,514	710,820	26.7%

Total benefits	$4,952,835	$1,610,549	$315,477	$3,657,763	8.6%

Assurant, Inc. and Subsidiaries
for the year ended December 31, 2002
Schedule IV — Reinsurance

			Assumed		Percentage of
		Ceded to Other	from Other		Amount
	Gross Amount	Companies	Companies	Net Amount	Assumed to Net

	(In thousands)
Life Insurance in Force	$190,535,470	$67,628,124	$2,448,687	$125,356,033	2.0%
Premiums:
Life insurance	1,792,276	796,026	100,532	1,096,782	9.2%
Accident and health insurance	4,065,768	1,046,245	268,211	3,287,734	8.2%
Property and liability insurance	1,955,494	763,336	104,922	1,297,080	8.1%

Total premiums	$7,813,538	$2,605,607	$473,665	$5,681,596	8.3%

Benefits:
Life insurance	1,754,586	1,036,256	123,395	841,725	14.7%
Accident and health insurance	2,343,568	356,745	105,979	2,092,802	5.1%
Property and liability insurance	705,911	358,393	153,130	500,648	30.6%

Total benefits	$4,804,065	$1,751,394	$382,504	$3,435,175	11.1%

Assurant, Inc. and Subsidiaries
as of December 31, 2004, 2003 and 2002
Schedule V — Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Year	Expenses	Accounts	Deductions	Year

	(In thousands)
2004:
Valuation allowance for mortgage loans on real estate	$18,854	$550	$—	$1,449	$17,955
Valuation allowance for uncollectible agents balances	28,449	474	—	6,978	21,945
Valuation allowance for uncollectible accounts	867	2,569	—	563	2,873

Total	$48,170	$3,593	$—	$8,990	$42,773

2003:
Valuation allowance for mortgage loans on real estate	$19,106	$495	$—	$747	$18,854
Valuation allowance for uncollectible agents balances	35,487	5,189	—	12,227	28,449
Valuation allowance for uncollectible accounts	478	288	490	389	867

Total	$55,071	$5,972	$490	$13,363	$48,170

2002:
Valuation allowance for mortgage loans on real estate	$25,091	$—	$—	$5,985	$19,106
Valuation allowance for uncollectible agents balances	30,929	6,488	—	1,930	35,487
Valuation allowance for uncollectible accounts	1,232	276	55	1,085	478

Total	$57,252	$6,764	$55	$9,000	$55,071