Form 10-Q
period 2005-03-31
ASSURANT INC
filed 2005-05-16
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

     The number of shares of the registrant’s Common Stock outstanding at May 2, 2005 was 138,113,659.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Item		Page
Number		Number
	PART I
	FINANCIAL INFORMATION

1.	Financial Statements	2
	Assurant, Inc. and Subsidiaries Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004	2
	Assurant, Inc. and Subsidiaries Consolidated Statement of Operations Three months ended March 31, 2005 and 2004 (unaudited)	4
	Assurant, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity From December 31, 2004 through March 31, 2005 (unaudited)	5
	Assurant, Inc. and Subsidiaries Consolidated Statement of Cash Flows Three months ended March 31, 2005 and 2004 (unaudited)	6
	Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended March 31, 2005 and 2004 (unaudited)	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3.	Quantitative and Qualitative Disclosures About Market Risk	38

4.	Controls and Procedures	38

	PART II
	OTHER INFORMATION

1.	Legal Proceedings	39

2.	Unregistered Sale of Equity Securities and Use of Proceeds	39

6.	Exhibits	40

	Signatures	41
EX-10.2 AMENDED & RESTATED REVOLVING CREDIT AGREEEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At March 31, 2005 (unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $8,822,521 in 2005 and $8,625,394 in 2004)	$9,167,851	$9,122,902
Equity securities available for sale, at fair value (cost — $546,248 in 2005 and $506,879 in 2004)	545,057	520,882
Commercial mortgage loans on real estate at amortized cost	1,041,226	1,053,872
Policy loans	64,182	64,886
Short-term investments	438,768	300,093
Collateral held under securities lending	600,321	535,331
Other investments	540,113	550,080

Total investments	12,397,518	12,148,046
Cash and cash equivalents	475,034	807,082
Premiums and accounts receivable, net	459,981	456,319
Reinsurance recoverables	4,161,982	4,196,810
Accrued investment income	130,843	127,583
Deferred acquisition costs	1,711,132	1,647,654
Property and equipment, at cost less accumulated depreciation	278,691	277,088
Deferred income taxes, net	31,757	—
Goodwill	820,617	823,054
Value of business acquired	165,814	170,663
Other assets	216,435	216,460
Assets held in separate accounts	3,472,170	3,717,149

Total assets	$24,321,974	$24,587,908

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At March 31, 2005 (unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
	(in thousands except number of shares)

Liabilities
Future policy benefits and expenses	$6,461,838	$6,412,688
Unearned premiums	3,381,896	3,354,299
Claims and benefits payable	3,622,965	3,614,949
Commissions payable	248,648	334,363
Reinsurance balances payable	172,133	157,405
Funds held under reinsurance	93,617	96,226
Deferred gain on disposal of businesses	317,857	329,720
Obligation under securities lending	600,321	535,331
Accounts payable and other liabilities	1,209,002	1,328,483
Deferred income taxes, net	—	4,224
Tax payable	110,159	71,869
Debt	971,631	971,611
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,472,170	3,717,149

Total liabilities	$20,686,397	$20,952,477

Commitments and contingencies (note 9)	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,335,159 and 142,263,299 shares issued, 139,135,069 and 139,766,177 shares outstanding at March 31, 2005 and December 31, 2004, respectively	$1,423	$1,423
Additional paid-in capital	2,792,176	2,790,476
Retained earnings	674,208	569,605
Unamortized restricted stock compensation; 34,664 and 51,996 shares at March 31, 2005 and December 31, 2004, respectively	(529)	(608)
Accumulated other comprehensive income	256,529	338,163
Treasury stock, at cost; 3,165,426 and 2,445,126 shares at March 31, 2005 and December 31, 2004, respectively	(88,230)	(63,628)

Total stockholders’ equity	3,635,577	3,635,431

Total liabilities and stockholders’ equity	$24,321,974	$24,587,908

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Operations
Three Months Ended March 31, 2005 and 2004 (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands except number of
	shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,631,894		$1,625,238
Net investment income	164,200		153,824
Net realized gain on investments	492		14,224
Amortization of deferred gain on disposal of businesses	11,863		14,497
Fees and other income	53,905		52,125

Total revenues	1,862,354		1,859,908
Benefits, losses and expenses
Policyholder benefits	943,524		968,965
Amortization of deferred acquisition costs and value of business acquired	227,586		197,262
Underwriting, general and administrative expenses	499,207		538,594
Interest expense	15,314		10,163
Distributions on mandatorily redeemable preferred securities	—		2,163

Total benefits, losses and expenses	1,685,631		1,717,147

Income before income taxes	176,723		142,761
Income taxes	62,325		48,383

Net income	$114,398		$94,378

Earnings per share:
Basic	$0.82		$0.73
Diluted	$0.82		$0.73
		$
Dividends per share	$0.07		—

Share Data:
Weighted average shares outstanding used in basic per share calculations	139,736,533		129,521,599
Plus: Dilutive securities	96,480		—

Weighted average shares used in diluted per share calculations	139,833,013		129,521,599

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
From December 31, 2004 through March 31, 2005 (unaudited)

					Accumulated
		Additional		Unamortized	Other			Shares of
	Common	Paid-in	Retained	Restricted Stock	Comprehensive	Treasury		Common
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total	Stock Issued
				(in thousands except number of shares)

Balance, December 31, 2004	$1,423	$2,790,476	$569,605	$(608)	$338,163	$(63,628)	$3,635,431	142,263,299
Issuance of Common stock	—	1,700	—	—	—	—	1,700	71,860
Dividends	—	—	(9,795)	—	—	—	(9,795)	—
Acquistion of Treasury Shares	—	—	—	—	—	(24,602)	(24,602)	—
Amortization of restricted stock compensation	—	—	—	79	—	—	79	—
Comprehensive income (loss):
Net income	—	—	114,398	—	—	—	114,398	—
Net change in unrealized gains on securities	—	—	—	—	(104,748)	—	(104,748)	—
Change in minimum pension liability	—	—	—	—	28,086	—	28,086
Foreign currency translation	—	—	—	—	(4,972)	—	(4,972)	—

Total comprehensive income							32,764

Balance, March 31, 2005	$1,423	$2,792,176	$674,208	$(529)	$256,529	$(88,230)	$3,635,577	142,335,159

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2005 and 2004 (unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$82,896	$177,341

Investing activities
Sales of:
Fixed maturities available for sale	404,361	479,321
Equity securities available for sale	23,208	25,450
Property and equipment	29	4
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	202,215	160,510
Purchases of:
Fixed maturities available for sale	(805,399)	(654,188)
Equity securities available for sale	(62,266)	(93,690)
Property and equipment	(13,618)	(13,315)
Change in commercial mortgage loans on real estate	12,509	(43,270)
Change in short term investments	(138,747)	(129,091)
Change in other invested assets	(5,237)	(44,104)
Change in policy loans	698	(360)
Change in collateral held under securities lending	(64,990)	(182,899)

Net cash used in investing activities	(447,237)	(495,632)

Financing activities
Repayment of preferred securities of subsidiary trusts	—	(196,224)
Issuance of debt	—	971,537
Issuance of common stock	1,700	725,743
Repayment of debt	—	(1,750,000)
Purchase of treasury stock	(24,602)	—
Dividends paid	(9,795)	—
Change in obligation under securities lending	64,990	182,899

Net cash provided by (used in) financing activities	32,293	(66,045)

Change in cash and cash equivalents	(332,048)	(384,336)
Cash and cash equivalents at beginning of period	807,082	958,197

Cash and cash equivalents at end of period	$475,034	$573,861

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

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

     The following events occurred in connection with the Company’s IPO: (1) redeemed the outstanding $196,224 of mandatorily redeemable preferred securities in January 2004, (2) issued 68,976 shares of Common Stock of Assurant, Inc. to certain officers of the Company, and (3) issued 32,976,854 shares of Common Stock of Assurant, Inc. to Fortis Insurance N.V. simultaneously with the closing of the IPO in exchange for a $725,500 capital contribution based on the public offering price of the Company’s common stock. The Company used the proceeds of the capital contribution to repay the $650,000 of outstanding indebtedness under the $650,000 senior bridge credit facility and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility. The Company repaid a portion of the $1,100,000 senior bridge credit facility with $49,500 in cash. On February 18, 2004, the Company refinanced $975,000 of the remaining $1,100,000 senior bridge credit facility with the proceeds of the issuance of two senior long-term notes (See Note 4).

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

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

     Dollar amounts are in thousands, except for number of shares and per share amounts.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

3. Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards 115 (“FAS 115”). EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004; however, the Financial Accounting Standards Board (“FASB”) issued two new proposed Staff Positions. EITF 03-1a which would defer the June 15, 2004 effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-1 until further guidance is provided and EITF 03-1b, which would exclude minor impairments from the requirement. Both Staff Positions are still in the comment period phase. The Company is continuing to evaluate the impact of adoption of this issue given the fact that portions of the issue are still in the comment period. The Company currently follows the guidance on other than temporary impairments provided by Staff Accounting Bulletin (“SAB”) 59, Accounting for Noncurrent Marketable Equity Securities.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R’’) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented for all unvested stock options beginning with the first period presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the effective date of FAS 123R. Under the new rule, public companies are required to adopt FAS 123R in the first annual period after June 15, 2005, and, therefore, the Company is required to adopt FAS 123R by the first quarter of 2006. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. The Company is currently evaluating the requirements of FAS 123R.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

4. Debt

     In December 2003, the Company entered into two senior bridge credit facilities of $650,000 and $1,100,000. The aggregate indebtedness of $1,750,000 under the facility was in connection with the extinguishment of the Company’s Mandatorily Redeemable Preferred Securities. The $1,750,000 aggregate indebtedness under the senior bridge credit facility was paid in full in January 2004.

     In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,537, which represents the principal amount less the discount. The discount will be amortized over the life of the notes. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The senior notes were registered with the Securities and Exchange Commission in 2004 and all of the holders exchanged their notes for the new, registered notes.

     The interest expense incurred for the three months ended March 31, 2005 and 2004 relating to the senior notes was $15,047 and $6,688, respectively.

     The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Markets, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On February 3, 2005, the Company used $40,000 from the commercial paper program for general corporate purchases, which was repaid on February 17, 2005. There were no amounts relating to the commercial paper program outstanding at March 31, 2005. The Company did not use the revolving credit facility during the three months ended March 31, 2005 and no amounts are currently outstanding.

     The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

     In April 2005, the Company amended and restated its $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

5. Stock Based Compensation

     2004 Long-Term Incentive Plan

          The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors. Currently, the Company has awarded only restricted shares under the plan. The expense recorded related to the long-term incentive plan for the three months ended March 31, 2005 and 2004 was $79 and $252, respectively.

For the Three
Months Ended
March 31, 2005
Restricted shares outstanding, December 31, 2004	51,996
Grants	—
Vested	(17,332)
Forfeitures	—

Restricted shares outstanding, March 31, 2005	34,664

     Executive 401K Plan

          During 2005, the Company purchased 10,300 treasury shares for $350 via a Rabbi Trust which was allocated to the Assurant Stock Fund. See Note 6 for further information.

     Employee Stock Purchase Plan

          The Company established an Employee Stock Purchase Plan (“ESPP”) which went into effect on July 1, 2004. In January 2005, the Company issued 71,860 shares to employees relating to the ESPP at a price of $23.67 for the offering period of July 1 through December 31, 2004.

          The Company accounts for the ESPP in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) after meeting the requirement for a non-compensatory plan, and accordingly does not record any compensation expense. The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for the ESPP under the fair value method of FAS 123.

For the Three
Months Ended
March 31, 2005
Net income as reported	$114,398
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)

Pro forma net income	$114,240

Earnings per share as reported:
Basic	$0.82
Diluted	$0.82

Pro forma earnings per share:
Basic	$0.82
Diluted	$0.82

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

6. Stock Repurchase

          The following table shows the shares repurchased during the periods indicated:

			Total Number of Shares
			Purchased as Part of
Period	Number of	Average Price	Publicly Announced
in 2005	Shares Purchased	Paid Per Share	Plans or Programs
January	—	—	—
February	68,400	34.37	60,000
March	651,900	34.13	650,000

	720,300	$34.16	710,000

     For the period ending March 31, 2005, the Company repurchased 710,000 shares of the Company’s outstanding stock at a cost of $24,252. The total remaining number of shares that can be purchased pursuant to the repurchase program previously approved by the Company’s Board of Directors was 11,105,311 shares at March 31, 2005.

     There were 10,300 shares repurchased during 2005 for $350 that were not part of the Company’s repurchase program. The shares were repurchased pursuant to the Company’s Executive 401K Plan. See Note 5 — Stock Based Compensation.

Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended March 31, 2005 and 2004 (Unaudited)

7. Retirement and Other Employee Benefits

     The components of net periodic benefits cost for the three months ended March 31, 2005 and 2004 were as follows:

	Pension Benefits		Retirement Health Benefits
	2005	2004	2005	2004
Service cost	$4,485	$4,412	$566	$570
Interest cost	5,051	4,835	778	788
Expected return on plan assets	(5,989)	(5,522)	(146)	(135)
Amortization of prior service cost	764	739	327	327
Amortization of net loss	1,639	711	—	—

Net periodic benefit cost	$5,950	$5,175	$1,525	$1,550

     During the three months ended March 31, 2005, the Company contributed $40,000 and zero to the pension plan and the retirement health benefit plan, respectively. This is consistent with the Company’s projected contribution amounts disclosed in its 2004 Form 10-K. As a result of the $40,000 cash contribution to its qualified pension plan, the Company reversed $28,086, net of tax, representing a portion of the minimum pension liability, which was previously recorded in accumulated other comprehensive income. An additional minimum pension liability of $9,485, net of tax, related to the non-qualified plan, remains within accumulated other comprehensive income.

8. Segment Information

     The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant Preneed, and Corporate and Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Assurant Preneed provides life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Corporate and Other includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate and Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

     The Company evaluates performance of the operating business segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended March 31, 2005 and 2004 (Unaudited)

     The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2005
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated

Revenues
Net earned premiums and other considerations	$615,247	$549,526	$345,922	$121,199	$—	$1,631,894
Net investment income	48,165	17,705	37,983	53,012	7,335	164,200
Net realized gains on investments	—	—	—	—	492	492
Amortization of deferred gain on disposal of businesses	—	—	—	—	11,863	11,863
Fees and other income	36,103	10,331	6,189	1,179	103	53,905

Total revenues	699,515	577,562	390,094	175,390	19,793	1,862,354

Benefits, losses and expenses
Policyholder benefits	203,265	345,368	267,738	127,153	—	943,524
Amortization of deferred acquisition costs and value of business acquired	187,220	8,923	4,706	26,737	—	227,586
Underwriting, general and administrative expenses	227,369	147,840	92,311	10,794	20,893	499,207
Interest expense	—	—	—	—	15,314	15,314

Total benefits, losses and expenses	617,854	502,131	364,755	164,684	36,207	1,685,631

Segment income (loss) before income tax	81,661	75,431	25,339	10,706	(16,414)	176,723
Income taxes	26,891	25,758	8,960	3,750	(3,034)	62,325

Segment income (loss) after tax	$54,770	$49,673	$16,379	$6,956	$(13,380)

Net income						$114,398

Segment Assets:	As of March 31, 2005

Segments assets, excluding goodwill	$7,168,545	$1,774,665	$2,744,020	$4,127,660	$7,686,467	$23,501,357

Goodwill						820,617

Total Assets						$24,321,974

	Three Months Ended March 31, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	Preneed	Other	Consolidated

Revenues
Net earned premiums and other considerations	$623,065	$550,947	$318,044	$133,182	$—	$1,625,238
Net investment income	44,759	16,947	35,722	50,177	6,219	153,824
Net realized gains on investments	—	—	—	—	14,224	14,224
Amortization of deferred gain on disposal of businesses	—	—	—	—	14,497	14,497
Fees and other income	29,207	9,355	10,384	2,041	1,138	52,125

Total revenues	697,031	577,249	364,150	185,400	36,078	1,859,908

Benefits, losses and expenses
Policyholder benefits	231,576	356,115	244,326	136,948	—	968,965
Amortization of deferred acquisition costs and value of business acquired	157,502	10,989	1,515	27,256	—	197,262
Underwriting, general and administrative expenses	249,048	154,412	97,830	11,257	26,047	538,594
Interest expense	—	—	—	—	10,163	10,163
Distributions on mandatorily redeemable preferred securities	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	638,126	521,516	343,671	175,461	38,373	1,717,147

Segment income (loss) before income tax	58,905	55,733	20,479	9,939	(2,295)	142,761
Income taxes	18,852	19,025	7,229	3,483	(206)	48,383

Segment income (loss) after tax	$40,053	$36,708	$13,250	$6,456	$(2,089)

Net income						$94,378

Segment Assets:	Year Ended December 31, 2004

Segments assets, excluding goodwill	$7,273,575	$1,706,024	$2,703,990	$4,060,240	$8,021,025	$23,764,854

Goodwill						823,054

Total assets						$24,587,908

Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended March 31, 2005 and 2004 (Unaudited)

9. Commitments and Contingencies

     In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $75,263 of letters of credit outstanding as of March 31, 2005.

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

     The Company was notified on August 26, 2004 that one of our employees is being investigated by the criminal division of the Internal Revenue Service (“IRS”) for responses he made to questions he was asked by the IRS relating to an approximately $18,000 tax reserve taken by the Company in 1999. At this stage, it would be speculative to predict the outcome of this investigation. However, it could result in a fine assessed against the employee and the Company, negative publicity for the Company or more serious sanctions.

Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended March 31, 2005 and 2004 (Unaudited)

10. Subsequent Events

     On April 7, 2005, the Company approved an amendment to the Assurant Appreciation Incentive Rights Plan (“AAIR Plan”). The amendment, which becomes effective June 30, 2005, amends the plan from one that pays appreciation to participants in the form of cash to a plan that pays appreciation to participants in the form of company stock. Until adoption of FAS 123R (see Note 3), the Company will continue to account for the AAIR Plan as a variable plan in accordance with the provisions of APB 25 and its interpretations.

     On April 8, 2005, the Company announced that the Board of Directors declared a quarterly dividend of $0.08 per common share. The dividend will be payable on June 7, 2005 to shareholders of record as of May 23, 2005.

     On May 2, 2005, the Company received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents relating to “certain loss mitigation insurance products.” Assurant intends to fully cooperate with the SEC’s request. In addition, the Audit Committee of the Board of Directors is conducting a review of the matters raised by the subpoena.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of March 31, 2005, compared with December 31, 2004, and our results of operations for the three months ended March 31, 2005 and 2004.. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2004 included in the our Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission and the March 31, 2005 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Company Overview

     Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. The four business segments — Assurant Solutions; Assurant Health; Assurant Employee Benefits; and Assurant Preneed — have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit insurance including life, disability and unemployment; warranties and extended services contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance.

Business Discussion

     We are pleased with Assurant’s first quarter performance. We continue to demonstrate the strength of our diversified specialty insurance strategy and continue to deliver shareholder value and profitable growth. Our net income for the first quarter was $114,398, or $0.82 per share, an increase of 21% over the first quarter of 2004.

     Assurant Solutions had a strong quarter, due in large part to outstanding loss experience in our specialty property businesses. Assurant Solutions has seen significant growth internationally, in both extended service contracts and credit insurance. Expanding off our base in the UK and Canada, we’ve made progress landing new client relationships in Argentina and Brazil. Last week, we had a formal launch of our operations in Mexico.

     With a long term focus on risk management, Assurant Health delivered a record low combined ratio. Market conditions continue to be difficult for writing new business.

     Assurant Employee Benefits had strong growth in net operating income in the first quarter of 2005. While we are very pleased with that result, our quarterly results benefited from some one time expense items. Without these items our earnings would have been approximately comparable to the first quarter of 2004. This reflects a challenging competitive environment, particularly in our dental products.

     Assurant Preneed, the market leader in preneed funeral insurance, benefited from pricing actions taken over the past 2 years. However, these pricing actions continue to affect new sales activity.

Critical Accounting Estimates

Reserves

Long Duration

     The following is a discussion of the process by which we determine one reserve for our major long duration product line.

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

     Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less Deferred Acquisition Costs (“DAC”)) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for unfavorable deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any deficiency in excess of DAC would be recognized as a premium deficiency reserve. There were no premium deficiencies recognized for the three months ended March 31, 2005.

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

Business Dispositions

     We have used reinsurance to exit certain businesses to facilitate the transaction because the businesses share legal entities with business segments that we retain. Assets backing liabilities ceded relating to these businesses are held in trusts, and the separate accounts relating to divested business are still reflected in our balance sheet.

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

Critical Accounting Policies

     Our 2004 Form 10-K described the accounting policies that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies described in the 2004 Form 10-K were consistently applied to the consolidated interim financial statements for the three months ended March 31, 2005.

     As stated in our 2004 Form 10K, we adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, we are required to test goodwill on an annual basis. We performed a January 1, 2005 impairment test during the three months ended March 31, 2005 and concluded that goodwill is not impaired.

Recent Accounting Pronouncements

     See – Financial Statement Footnote 3.

Results of Operations

Consolidated Overview

     The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,631,894	$1,625,238
Net investment income	164,200	153,824
Net realized gains on investments	492	14,224
Amortization of deferred gain on disposal of businesses	11,863	14,497
Fees and other income	53,905	52,125

Total revenues	1,862,354	1,859,908

Benefits, losses and expenses:
Policyholder benefits	(943,524)	(968,965)
Selling, underwriting and general expenses(1)	(726,793)	(735,856)
Interest expense	(15,314)	(10,163)
Distributions on preferred securities	—	(2,163)

Total benefits, losses and expenses	(1,685,631)	(1,717,147)

Income before income taxes	176,723	142,761
Income taxes	(62,325)	(48,383)

Net income	$114,398	$94,378

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Revenues

     Total revenues increased by $2,446, or less than 1%, to $1,862,354 for the three months ended March 31, 2005 from $1,859,908 for the three months ended March 31, 2004.

     Net earned premiums and other considerations increased by $6,656, or less than 1%, to $1,631,894 for the three months ended March 31, 2005 from $1,625,238 for the three months ended March 31, 2004. The increase in net earned premiums is primarily due to increased group disability business in Assurant Employee Benefits. This increase is the result of an increase in group disability business written through alternate distribution sources and an increase in single premium for risk related to a closed block of group disability business. The increase was partially offset by decreases in Assurant Solutions and Assurant Preneed. The decrease in Assurant Solutions was primarily driven by a decrease in consumer protection solutions products. This decrease was primarily due to the continued decline of our domestic credit insurance business and lower net earned premiums in our extended service contract business due to the timing and revenue recognition of earned premiums. The decrease in Assurant Preneed was due to a decline in sales of life policies in the AMLIC and Independent- United States channels.

     Net investment income increased by $10,376, or 7%, to $164,200 for the three months ended March 31, 2005 from $153,824 for the three months ended March 31, 2004. The increase was primarily due to an increase in invested assets and in yields. The average portfolio yield increased by 8 basis points to

5.51% for the three months ended March 31, 2005 from 5.43% for the three months ended March 31, 2004. The average invested assets increased by approximately 5%.

     Net realized gains on investments declined by $13,732, to net realized gains of $492 for the three months ended March 31, 2005 from net realized gains of $14,224 for the three months ended March 31, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains (losses) on sales of securities. For the three months ended March 31, 2005 and 2004, we had other-than-temporary impairments on fixed maturity and equity securities of $0 and $600, respectively. For the three months ended March 31, 2005 and 2004, we also recorded realized losses of $0 and $217, respectively, related to other investments.

     Amortization of deferred gain on disposal of businesses decreased by $2,634, or 18%, to $11,863 for the three months ended March 31, 2005 from $14,497 for the three months ended March 31, 2004. This decrease in amortization was consistent with the anticipated run off of the sold businesses.

     Fees and other income increased by $1,780, or 3%, to $53,905 for the three months ended March 31, 2005 from $52,125 for the three months ended March 31, 2004. The increase in fees and other income is primarily due to increased fees related to growth in Assurant Solutions’ extended service contract and debt deferment businesses. The increase is partially offset primarily by a decrease in Assurant Employee Benefits as a result of the sale of the Workability division in May of 2004.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $31,516, or 2%, to $1,685,631 for the three months ended March 31, 2005 from $1,717,147 for the three months ended March 31, 2004.

     Policyholder benefits decreased by $25,441, or 3%, to $943,524 for the three months ended March 31, 2005 from $968,965 for the three months ended March 31, 2004. The decrease was primarily driven by a decrease in Assurant Solutions as a result of improved loss experience in specialty property product lines, a decrease in Assurant Health primarily due to favorable large claim experience in the small employer group health insurance business, and a decrease in Assurant Preneed due to the decline in sales of life polices. The decreases were partially offset by an increase in Assurant Employee Benefits primarily driven by an increase due to the assumption of risk related to a closed block of group disability business and reduced group disability claim closures.

     Selling, underwriting and general expenses decreased by $9,063, or 1%, to 726,793 for the three months ended March 31, 2005 from $735,856 for the three months ended March 31, 2004. The decrease is primarily due to a decrease in Assurant Health as a result of the decline in first year business in individual markets and small employer group businesses and a decrease in Corporate and Other as a result of costs incurred during the three months ended March 31, 2004 related to our initial public offering. These decreases were partially offset by an increase in Assurant Solutions primarily due to the change in their mix of business.

     Interest expense increased by $5,151, or 51%, to $15,314 for the three months ended March 31, 2005 from $10,163 for the three months ended March 31, 2004. Interest expense increased due to the refinancing of $1,750,000 of short term notes to $975,000 of long term debt at higher interest rates in February 2004.

     Distributions on preferred securities decreased by $2,163, or 100%, to zero for the three months ended March 31, 2005 from $2,163 for the three months ended March 31, 2004. The remaining $196,224 of preferred securities were redeemed in January 2004.

Net Income

     Net income increased by $20,020, or 21%, to $114,398 for the three months ended March 31, 2005, from $94,378 for the three months ended March 31, 2004.

     Income taxes increased by $13,942, or 29%, to $62,325 for the three months ended March 31, 2005 from $48,383 for the three months ended March 31, 2004. The effective tax rate for the three months ended March 31, 2005 was 35.3% compared to 33.9% for the three months ended March 31, 2004.

Assurant Solutions

Overview

     The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months
	Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$615,247	$623,065
Net investment income	48,165	44,759
Fees and other income	36,103	29,207

Total revenues	699,515	697,031

Benefits, losses and expenses:
Policyholder benefits	(203,265)	(231,576)
Selling, underwriting and general expenses	(414,589)	(406,550)

Total benefits, losses and expenses	(617,854)	(638,126)

Segment income before income tax	81,661	58,905
Income taxes	(26,891)	(18,852)

Segment income after tax	$54,770	$40,053

Net earned premiums and other considerations by major product groupings:
Specialty Property (1)	$201,118	$182,981
Consumer Protection (2)	414,129	440,084

Total	$615,247	$623,065

Gross written premiums for selected product groupings: (3)
Domestic Credit	$190,718	$236,480
International Credit	$162,747	$128,591
Domestic Extended Service Contracts (4)	$253,249	$263,333
International Extended Service Contracts (4)	$47,570	$10,697
Specialty Property (1)	$299,357	$303,073

(1)	“Specialty Property” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities, such as creditor placed and voluntary homeowners, manufactured housing homeowners and other specialty property products.

(2)	“Consumer Protection” includes an array of credit insurance programs and extended service contracts.

(3)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(4)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Revenues

     Total revenues increased by $2,484, or less than 1%, to $699,515 for the three months ended March 31, 2005, from $697,031 the three months ended March 31, 2004.

     Net earned premiums and other considerations decreased by $7,818, or 1%, to $615,247 for the three months ended March 31, 2005, from $623,065 for the three months ended March 31, 2004. This decrease was primarily due to a decrease of $25,955 in net earned premiums and other considerations from our consumer protection solutions products, primarily due to the continued decline of our domestic credit insurance business and lower net earned premiums in our extended service contracts business due to the timing and revenue recognition of earned premiums. Net earned premiums and other considerations from our specialty property solutions products increased by $18,137, primarily from growth in our creditor-placed and voluntary homeowners insurance product lines.

     Net investment income increased by $3,406, or 8%, to $48,165 for the three months ended March 31, 2005, from $44,759 for the three months ended March 31, 2004. The increase was primarily due to an increase in invested assets. The average portfolio yield increased by 13 basis points to 4.87% for the three months ended March 31, 2005, from 4.74% for the three months ended March 31, 2004. The average invested assets increased by approximately 5% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     Fees and other income increased $6,896, or 24%, to $36,103 for the three months ended March 31, 2005, from $29,207 for the three months ended March 31, 2004, mainly due to an increase in fees related to growth in our extended service contract and debt deferment businesses.

     Gross written premiums in our domestic credit insurance business decreased by $45,762, or 19%, to $190,718 for the three months ended March 31, 2005 from $236,480 for the three months ended March 31, 2004 due to the continued decline of this product line. Gross written premiums from our international credit insurance business increased by $34,156, or 27%, to $162,747 for the three months ended March 31, 2005 from $128,591 for the three months ended March 31, 2004, primarily due to our focus on international expansion of credit insurance. Gross written premiums in our domestic extended service contract business decreased by $10,084, or 4%, to $253,249 for the three months ended March 31, 2005 from $263,333 for the three months ended March 31, 2004. The first quarter 2004 results included approximately $18,000 of additional gross written premium due to higher gross written premiums reported from an extended service contract client, however this had a corresponding immaterial impact to net operating income for the three months ended March 31, 2004. Gross written premiums in our international extended service contract business increased by $36,873, or 345%, to $47,570 for the three months ended March 31, 2005 from $10,697 for the three months ended March 31, 2004, primarily due to the signing of a new client in Canada. Gross written premiums from our specialty property solutions products decreased by $3,716, or 1%, to $299,357 for the three months ended March 31, 2005 from $303,073 for the three months ended March 31, 2004, primarily from the reduced emphasis on sales of certain specialty property products with high combined ratios.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $20,272 or 3%, to $617,854 for the three months ended March 31, 2005, from $638,126 for the three months ended March 31, 2004.

     Policyholder benefits decreased by $28,311, or 12%, to $203,265 for the three months ended March 31, 2005, from $231,576 for the three months ended March 31, 2004. The decrease was primarily attributable to improved loss experience from our specialty property product lines, especially our manufactured housing homeowners product line, and decreased losses associated with the decline of our domestic credit insurance business.

     Selling, underwriting and general expenses increased by $8,039, or 2%, to $414,589 for the three months ended March 31, 2005, from $406,550 for the three months ended March 31, 2004. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $9,571. The first quarter of 2005 included a one-time credit of $7,100 attributable to the release of a commission liability that was settled during the first quarter of 2005. Absent this item, commissions, taxes, licenses and fees would have increased by $16,671, primarily as a result of the change in the mix of business. General expenses decreased by $1,530, primarily due to productivity gain initiatives in our domestic credit insurance product line, partially offset by additional expenses attributable to growth in our extended service contract and international product lines.

Segment Income After Tax

     Segment income after tax increased by $14,717, or 37%, to $54,770 for the three months ended March 31, 2005, from $40,053 for the three months ended March 31, 2004.

     Income taxes increased by $8,039, or 43%, to $26,891 for the three months ended March 31, 2005, from $18,852 for the three months ended March 31, 2004. The change in income taxes is consistent with the change in pretax income.

Assurant Health

Overview

     The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months
	Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$549,526	$550,947
Net investment income	17,705	16,947
Fees and other income	10,331	9,355

Total revenues	577,562	577,249

Benefits, losses and expenses:
Policyholder benefits	(345,368)	(356,115)
Selling, underwriting and general expenses	(156,763)	(165,401)

Total benefits, losses and expenses	(502,131)	(521,516)

Segment income before income tax	75,431	55,733
Income taxes	(25,758)	(19,025)

Segment income after tax	$49,673	$36,708

Net earned premiums and other considerations:
Individual markets:
Individual medical	$287,312	$263,972
Short term medical	25,876	27,655

Subtotal	313,188	291,627
Small employer group:	236,338	259,320

Total	$549,526	$550,947

Membership by product line:
Individual markets:
Individual medical	671	657
Short term medical	116	129

Subtotal	787	786
Small employer group:	308	375

Total	1,095	1,161

Ratios:
Loss ratio (1)	62.8%	64.6%
Expense ratio (2)	28.0%	29.5%
Combined ratio (3)	89.7%	93.1%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Revenues

     Total revenues increased by $313, or less than 1%, to $577,562 for the three months ended March 31, 2005 from $577,249 for the three months ended March 31, 2004.

     Net earned premiums and other considerations decreased by $1,421, or less than 1%, to $549,526 for the three months ended March 31, 2005 from $550,947 for the three months ended March 31, 2004. Net earned premiums for individual markets increased by $21,561 primarily due to premium rate increases. Net earned premiums for small employer group health insurance business decreased by $22,982 due to a decline in members partially offset by premium rate increases. Both individual markets and the small employer group health insurance business have experienced decreases in new business written primarily due to increased competition in their respective markets.

     Net investment income increased by $758, or 4%, to $17,705 for the three months ended March 31, 2005 from $16,947 for the three months ended March 31, 2004. The increase was primarily due to an increase in invested assets, partially offset by a decrease in investment yield driven by the lower interest rate environment. The average portfolio yield decreased 6 basis points to 5.44% for the three months ended March 31, 2005, from 5.50% for the three months ended March 31, 2004. The average invested assets increased by approximately 6%.

     Fees and other income increased by $976, or 10%, to $10,331 for the three months ended March 31, 2005 from $9,355 for the three months ended March 31, 2004. This increase was primarily attributable to additional insurance policy fees and higher fee-based product sales in individual markets, such as our non-insurance health access discount cards and ancillary coverages underwritten by other carriers.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $19,385, or 4%, to $502,131 for the three months ended March 31, 2005 from $521,516 for the three months ended March 31, 2004. The combined ratio improved by 340 basis points to 89.7% for the three months ended March 31, 2005 from 93.1% for the three months ended March 31, 2004. The improvement of the combined ratio was primarily in the small employer group health insurance business.

     Policyholder benefits decreased by $10,747, or 3%, to $345,368 for the three months ended March 31, 2005 from $356,115 for the three months ended March 31, 2004,. The benefit loss ratio improved by 180 basis points to 62.8% for the three months ended March 31, 2005 from 64.6% for the three months ended March 31, 2004. This improvement was primarily due to favorable large claims experience in the small employer group health insurance business.

     Selling, underwriting and general expenses decreased by $8,638, or 5%, to $156,763 for the three months ended March 31, 2005 from $165,401 for the three months ended March 31, 2004. The expense ratio improved by 150 basis points to 28.0% for the three months ended March 31, 2005 from 29.5% for the three months ended March 31, 2004. This reduction and ratio improvement was primarily attributable to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense and other acquisition costs in both individual markets and small employer group business.

Segment Income After Tax

     Segment income after tax increased by $12,965, or 35%, to $49,673 for the three months ended March 31, 2005 from $36,708 for the three months ended March 31, 2004.

     Income taxes increased by $6,733, or 35%, to $25,758 for the three months ended March 31, 2005 from $19,025 for the three months ended March 31, 2004. This increase was primarily due to the increase in pre-tax income.

Assurant Employee Benefits

Overview

     The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$345,922	$318,044
Net investment income	37,983	35,722
Fees and other income	6,189	10,384

Total revenues	390,094	364,150

Benefits, losses and expenses:
Policyholder benefits	(267,738)	(244,326)
Selling, underwriting and general expenses	(97,017)	(99,345)

Total benefits, losses and expenses	(364,755)	(343,671)

Segment income before income tax	25,339	20,479
Income taxes	(8,960)	(7,229)

Segment income after tax	$16,379	$13,250

Ratios:
Loss ratio (1)	77.4%	76.8%
Expense ratio (2)	27.6%	30.2%
Net earned premiums and other considerations
By major product grouping:
Group dental	$128,242	$131,267
Group disability single premiums for closed blocks (3)	26,700	13,103
All Other group disability	124,777	110,701
Group life	66,203	62,973

Total	$345,922	$318,044

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	This represents single premium on closed blocks of group disability business.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Revenues

     Total revenues increased by $25,944, or 7%, to $390,094 for the three months ended March 31, 2005 from $364,150 for the three months ended March 31, 2004.

     Net earned premiums increased by $27,878, or 9%, to $345,922 for the three months ended March 31, 2005 from $318,044 for the three months ended March 31, 2004. Net earned premiums growth was driven by increases in our group disability and life businesses, offset by a decrease in group dental business. Total group disability net earned premiums increased by $27,673, or 22%, to $151,477 for the three months ended March 31, 2005 from $123,804 for the three months ended March 31, 2004. The increase is primarily driven by an increase in business written through alternate distribution sources and an increase of $13,597 in single premiums for risk related to closed blocks of business. Group life premiums increased by $3,230, or 5%, to $66,203 for the three months ended March 31, 2005 from $62,973 for the three months ended March 31, 2004. The increase is due to higher sales and renewals during the later half of 2004. Group dental premiums decreased by $3,025, or 2%, to $128,242 for the three months ended March 31, 2005 from $131,267 for the three months ended March 31, 2004. This increase was primarily due to lower sales and renewals as a result of continued pricing discipline in an increasingly competitive market.

     Net investment income increased by $2,261, or 6%, to $37,983 for the three months ended March 31, 2005 from $35,722 for the three months ended March 31, 2004. The increase was primarily due to an increase in invested assets and in the yield. The average portfolio yield increased 11 basis points to 6.12% for the three months ended March 31, 2005 from 6.01% for the three months ended March 31, 2004. The average invested assets increased by approximately 4%.

     Fee income decreased by $4,195, or 40%, to $6,189 for the three months ended March 31, 2005 from $10,384 for the three months ended March 31, 2004. The decrease was driven by lower fee income resulting from the sale of the Workability division, in May 2004.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $21,084, or 6%, to $364,755 for the three months ended March 31, 2005 from $343,671 for the three months ended March 31, 2004.

     Policyholder benefits increased by $23,412, or 10%, to $267,738 for the three months ended March 31, 2005 from $244,326 for the three months ended March 31, 2004. The loss ratio has increased 60 basis points to 77.4% for the three months ended March 31, 2005 from 76.8% for the three months ended March 31, 2004. The increase was driven by an increase of $13,265 due to the assumption of risk related to a closed block of group disability business, reduced group disability claim closures and unfavorable group dental experience. Partially offsetting these increases was favorable development in group life mortality.

     Selling, underwriting, and general expenses decreased by $2,328, or 2%, to $97,017 for the three months ended March 31, 2005 from $99,345 for the three months ended March 31, 2004. The expense ratio improved 260 basis points to 27.6% for the three months ended March 31, 2005 from 30.2% for the three months ended March 31, 2004. This reduction and ratio improvement was primarily driven by a decrease in general expenses resulting from the sale of the Workability division and a non-recurring reduction in short-term incentive compensation expenses. Partially offsetting this decrease was an increase in commission expenses driven by increases in group disability and group life earned premiums.

Segment Income After Tax

     Segment operating income after tax increased by $3,129, or 24%, to $16,379 for the three months ended March 31, 2005 from $13,250 for the three months ended March 31, 2004.

     Income tax expense increased by $1,731, or 24%, to $8,960 for the three months ended March 31, 2005 from $7,229 for the three months ended March 31, 2004. The increase is due to an increase in pre-tax income.

Assurant PreNeed

Overview

     The tables below present information regarding Assurant Preneed’s segment results of operations:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$121,199	$133,182
Net investment income	53,012	50,177
Fees and other income	1,179	2,041

Total revenues	175,390	185,400

Benefits, losses and expenses:
Policyholder benefits	(127,153)	(136,948)
Selling, underwriting and general expenses	(37,531)	(38,513)

Total benefits, losses and expenses	(164,684)	(175,461)

Segment income before income tax	10,706	9,939
Income taxes	(3,750)	(3,483)

Segment income after tax	$6,956	$6,456

Net earned premiums and other considerations by channel
AMLIC	$64,589	$71,668
Independent-United States	50,859	57,418
Independent-Canada	5,751	4,096

Total	$121,199	$133,182

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Revenues

     Total revenues decreased by $10,010, or 5%, to $175,390 for the three months ended March 31, 2005 from $185,400 for the three months ended March 31, 2004.

     Net earned premiums and other considerations decreased by $11,983, or 9%, to $121,199 for the three months ended March 31, 2005 from $133,182 for the three months ended March 31, 2004. This is due to a decline in sales of life policies in the AMLIC and Independent-United States channels. Sales at AMLIC have declined due to changes in the sales force structure at SCI, AMLIC’s principal customer. Independent-United States sales have declined as a result of continued pricing discipline on certain new business, resulting in the loss of several larger customers. This decrease was marginally offset by an increase in sales in the Independent – Canada channel due to increased sales to national accounts.

     Net investment income increased by $2,835, or 6%, to $53,012 for the three months ended March 31, 2005 from $50,177 for the three months ended March 31, 2004. The increase was primarily due to an increase in invested assets, partially offset by a decrease in investment yield driven by the lower interest rate environment. The average portfolio yield decreased 4 basis point to 6.23% for the three months ended March 31, 2005 from 6.27% for the three months ended March 31, 2004. The average invested assets increased by approximately 6%.

     Fees and other income decreased by $862, or 42%, to $1,179 for the three months ended March 31, 2005 from $2,041 for the three months ended March 31, 2004. This decrease is primarily due to a decline in the value of the Consumer Price Index cap, a derivative instrument.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $10,777, or 6%, to $164,684 for the three months ended March 31, 2005 from $175,461 for the three months ended March 31, 2004.

     Policyholder benefits decreased by $9,795, or 7%, to $127,153 for the three months ended March 31, 2005 from $136,948 for the three months ended March 31, 2004. The decrease is primarily a result of lower reserve increases due to the decline in sales of life policies.

     Selling, underwriting and general expenses decreased by $982, or 3%, to $37,531 for the three months ended March 31, 2005 from $38,513 for the three months ended March 31, 2004. The decrease is primarily due to a decline in sales of life policies and lower premium tax rates.

Segment Income After Tax

     Segment income after tax increased by $500, or 8%, to $6,956 for the three months ended March 31, 2005 from $6,456 for the three months ended March 31, 2004.

     Income taxes increased by $267, or 8%,to $3,750 for the three months ended March 31, 2005 from $3,483 for the three months ended March 31, 2004. This was primarily due to the increase in pre-tax income.

Corporate and Other

Overview

     The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (FFG) (a business we sold via reinsurance on April 2, 2001) and Long Term Care (LTC) (a business we sold via reinsurance on March 1, 2000).

The table below presents information regarding Corporate and Other’s segment results of operations:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net investment income	$7,335	$6,219
Net realized gains on investments	492	14,224
Amortization of deferred gains on disposal of businesses	11,863	14,497
Fees and other income	103	1,138

Total revenues	19,793	36,078

Benefits, losses and expenses:
Selling, underwriting and general expenses	(20,893)	(26,047)
Interest expense	(15,314)	(10,163)
Distributions on preferred securities	—	(2,163)

Total benefits, losses and expenses	(36,207)	(38,373)

Segment loss before income tax	(16,414)	(2,295)
Income tax benefit	(3,034)	(206)

Segment loss after tax	$(13,380)	$(2,089)

     As of March 31, 2005, we had approximately $317,857 (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in force blocks of business ceded to The Hartford and John Hancock. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Revenues

     Total revenues decreased by $16,285, or 45%, to $19,793 for the three months ended March 31, 2005 from $36,078 for the three months ended March 31, 2004.

     Net investment income increased by $1,116, or 18%, to $7,335 for the three months ended March 31, 2005 from $6,219 for the three months ended March 31, 2004. The increase in investment income was mainly due to an increase in average invested assets.

     Net realized gains on investments declined by $13,732, to net realized gains of $492 for the three months ended March 31, 2005 from net realized gains of $14,224 for the three months ended March 31, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains (losses) on sales of securities. For the three months ended March 31, 2005 and 2004, we had other-than-temporary impairments on fixed maturity and equity securities of $0 and $600, respectively. For the three months ended March 31, 2005 and 2004, we also recorded realized losses of $0 and $217, respectively, related to other investments.

     Amortization of deferred gain on disposal of businesses decreased by $2,634, or 18%, to $11,863 for the three months ended March 31, 2005 from $14,497 for the three months ended March 31, 2004. This decrease in amortization was consistent with the anticipated run off of the sold businesses.

Total Benefits, Losses and Expenses

     Total benefits, losses and expenses decreased by $2,166, or 6%, to $36,207 for the three months ended March 31, 2005 from $38,373 for the three months ended March 31, 2004.

     Selling, underwriting and general expenses decreased by $5,154, or 20%, to $20,893 for the three months ended March 31, 2005 from $26,047 for the three months ended March 31, 2004. This decrease in expenses was mainly due to $3,591 of costs incurred during the three months ended March 31, 2004 related to the our initial public offering, compared to $1,600 of costs incurred during the three months ended March 31, 2005 related to our secondary stock offering.

     Interest expense increased by $5,151, or 51%, to $15,314 for the three months ended March 31, 2005 from $10,163 for the three months ended March 31, 2004. Interest expense increased due to the refinancing of $1,750,000 of short term notes to $975,000 of long term debt at higher interest rates in February 2004.

     Distributions on preferred securities decreased by $2,163, or 100%, to zero for the three months ended March 31, 2005 from $2,163 for the three months ended March 31, 2004. The remaining $196,224 of preferred securities were redeemed in January 2004.

Segment Loss After Tax

     Segment loss after tax increased by $11,291, or over 100%, to $13,380 for the three months ended March 31, 2005 from $2,089 for the three months ended March 31, 2004.

     Income tax benefit improved by $2,828, to a benefit of $3,034 for the three months ended March 31, 2005 from a benefit of $206 for the three months ended March 31, 2004.

Investments

     The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of
	March 31,		December 31,
	2005		2004
		(in thousands)
Fixed maturities	$9,167,851	78%	$9,122,902	79%
Equity securities	545,057	5	520,882	4
Commercial mortgage loans on real estate	1,041,226	9	1,053,872	9
Policy loans	64,182	1	64,886	1
Short-term investments	438,768	3	300,093	3
Other investments	540,113	4	550,080	4

Total investments	$11,797,197	100%	$11,612,715	100%

     Of our fixed maturity securities shown above, 69% and 67% (based on total fair value) were invested in securities rated “A” or better as of March 31, 2005 and December 31, 2004, respectively.

     The following table provides the cumulative net unrealized gains (losses) (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of
	March 31,	December 31,
	2005	2004
	(in thousands)
Fixed maturities:
Amortized cost	$8,822,521	$8,625,394
Net unrealized gains	345,330	497,508

Fair value	$9,167,851	$9,122,902

Equities:
Cost	$546,248	$506,879
Net unrealized gains (losses)	(1,191)	14,003

Fair value	$545,057	$520,882

     Net unrealized gains on fixed maturity securities decreased by $152,178, or 31%, from December 31, 2004 to March 31, 2005. Net unrealized gains (losses) on equity securities decreased by $15,194, or more than 100%, from December 31, 2004 to March 31, 2005. The decrease in net unrealized gains was primarily due to the net effect of the change in treasury yields. The 10-year treasury yield increased 26 basis points between December 31, 2004 and March 31, 2005 and the 5-year treasury yield increased 56 basis points between December 31, 2004 and March 31, 2005.

     The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at March 31, 2005 and the length of time the securities have been in an unrealized loss position were as follows:

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities
Bonds	$2,294,781	$(42,555)	$284,784	$(12,066)	$2,579,565	$(54,621)

Equity securities
Common Stock	$2	$(42)	$26	$(9)	$28	$(51)
Non-redeemable preferred stocks	265,422	(5,626)	43,964	(2,966)	309,386	(8,592)

Total equity securities	$265,424	$(5,668)	$43,990	$(2,975)	$309,414	$(8,643)

     The total unrealized loss represents less than 3% of the aggregate fair value of the related securities. Approximately 76% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 950 individual securities with 92% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $5,962, with no security with a unrealized loss of greater than $200 having a market value below 81% of book value.

     As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis fashion and that any impairment is charged against earnings in the proper period. We have reviewed these securities and concluded that there were no additional other than temporary impairments as of March 31, 2005. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of March

31, 2005 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.

Liquidity and Capital Resources

     Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2005, the maximum amount of distributions our subsidiaries could pay under applicable laws and regulations without prior regulatory approval is approximately $364,000.

     Dividends paid by our subsidiaries were zero and $361,730 for the three months ended March 31, 2005, and the year ended December 31, 2004, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

     The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries excess funds in order to generate income.

     On April 9, 2005 the Company announced that our board of directors has declared a quarterly dividend of $0.08 per common share payable on June 7, 2005 to shareholders of record as of May 23, 2005. We paid dividends of $0.07 per common share on March 14, 2005 to shareholders of record as of February 28, 2005. Any determination to pay future dividends will be at the discretion of our board of directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our board of directors deems relevant.

     Our qualified pension plan was under-funded by $57,400 at December 31, 2004. We established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. We contributed $40,000 as of March 31, 2005. We don’t expect to make any additional contributions for the remainder of 2005. This funding policy will be revised annually to take into effect any assumption changes and return on plan assets. See Note 7 of Notes to the Consolidated Unaudited Interim Financial Statements included elsewhere in this report for the components of the net periodic benefit cost for the three months ended March 31, 2005 and 2004.

     The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. The revolving credit facility is unsecured and is available until February 2007, so long as we are in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. There were no amounts relating to the commercial paper program outstanding at March 31, 2005. We did not use the revolving credit facility during the three months ended March 31, 2005 and no amounts are outstanding.

     The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. We are in compliance with all covenants and we maintain all specified minimum ratios and thresholds.

     In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants.

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

     Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are our unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The net proceeds from the issuance of the senior notes were used to repay a portion of our outstanding indebtedness under our $1,100,000 senior bridge facility.

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

     The table below shows our recent net cash flows:

	For The Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$82,896	$177,341
Investing activities	(447,237)	(495,632)
Financing activities	32,293	(66,045)

Net change in cash	$(332,048)	$(384,336)

     The key changes of the net cash outflow of $332,048 for the three months ended March 31, 2005 were net purchases of fixed maturity securities of $401,038, maturities of fixed maturity securities of $202,215, and change in short term investments of $138,747. The key changes of the net cash outflow of $384,336 for the three months ended March 31, 2004 were net purchases of fixed maturity securities of $174,867, issuance of debt of $971,537, issuance of common stock of $725,743 and repayment of debt of $1,750,000.

     The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Three Months Ended
	March 31,
Security	2005	2004
	(in thousands)
Mandatorily redeemable preferred securities of subsidiary trusts	$—	$2,163
Mandatorily redeemable preferred stock dividends and interest paid	247	3,438
Common Stock dividends	9,795	—

Total	$10,042	$5,601

Letters of Credit

     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $75,263 and $65,607 of letters of credit outstanding as of March 31, 2005 and December 31, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There has been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2005.

Item 4. Controls and Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 2, 2005, we received a subpoena from the United States Securities and Exchange Commission (“SEC”) seeking documents relating to “certain loss mitigation insurance products.” Assurant intends to fully cooperate with the SEC’s request. In addition, the Audit Committee of the Board of Directors is conducting a review of the matters raised by the subpoena.

Item 2. Unregistered Sale of Equity Security and Use of Proceeds.

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that may
	Total			Part of Publicly	yet be
	Number of			Announced	Purchased
	Shares		Average Price	Plans or	under the Plans
Period	Purchased		Paid per Share	Programs	or Programs (2)
January 1, 2005 – January 31, 2005	—		—	—	—
February 1, 2005 – February 28, 2005	68,400	(1)(2)	34.37	60,000	—
March 1, 2005 – March 31, 2005	651,900	(1)(2)	34.13	650,000	—
Total	720,300		$34.16	710,000	11,105,311

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

Exhibit
Number	Exhibit Description
10.1	Assurant Long Term Incentive Plan (ALTIP) (incorporated by reference from Registrant’s Form 8-k filed April 13, 2005).

10.2	Amended and Restated Revolving Credit Agreement dated April 29, 2005 by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, and arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.

Date: May 16, 2005	By:	/s/ J. Kerry Clayton

Name: J. Kerry Clayton Title: President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Robert B. Pollock

Name: Robert B. Pollock
Title: Executive Vice President and Chief Financial Officer