Form 10-Q
period 2005-06-30
ASSURANT INC
filed 2005-08-22
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes  ☐     No  ☑
          The number of shares of the registrant’s Common Stock outstanding at August 1, 2005 was 135,504,632.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At June 30, 2005 (unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $8,863,773 in 2005 and $8,625,394 in 2004)	$9,426,470	$9,122,902
Equity securities available for sale, at fair value (cost — $562,170 in 2005 and $506,879 in 2004)	569,950	520,882
Commercial mortgage loans on real estate at amortized cost	1,105,074	1,053,872
Policy loans	63,994	64,886
Short-term investments	255,321	300,093
Collateral held under securities lending	581,942	535,331
Other investments	556,125	550,080

Total investments	12,558,876	12,148,046
Cash and cash equivalents	500,770	807,082
Premiums and accounts receivable, net	427,993	416,517
Reinsurance recoverables	4,054,486	4,196,810
Accrued investment income	128,117	127,583
Deferred acquisition costs	1,786,241	1,647,654
Property and equipment, at cost less accumulated depreciation	273,642	277,088
Goodwill	820,501	823,054
Value of business acquired	160,951	170,663
Other assets	277,971	216,460
Assets held in separate accounts	3,467,215	3,717,149

Total assets	$24,456,763	$24,548,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At June 30, 2005 (unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,503,262	$6,412,688
Unearned premiums	3,493,567	3,354,299
Claims and benefits payable	3,592,489	3,614,949
Commissions payable	223,739	294,561
Reinsurance balances payable	112,797	157,405
Funds held under reinsurance	85,934	96,226
Deferred gain on disposal of businesses	306,073	329,720
Obligation under securities lending	581,942	535,331
Accounts payable and other liabilities	1,109,135	1,328,483
Deferred income taxes, net	89,998	4,224
Tax payable	51,380	71,869
Debt	971,650	971,611
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,467,215	3,717,149

Total liabilities	$20,613,341	$20,912,675

Commitments and contingencies (note 9)	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,423,632 and 142,263,299 shares issued, 136,347,600 and 139,766,177 shares outstanding at June 30, 2005 and December 31, 2004, respectively	$1,424	$1,423
Additional paid-in capital	2,839,098	2,790,476
Retained earnings	790,827	569,605
Unamortized restricted stock compensation; 110,506 and 51,996 shares at June 30, 2005 and December 31, 2004	(3,152)	(608)
Accumulated other comprehensive income	399,549	338,163
Treasury stock, at cost; 5,965,526 and 2,445,126 shares at June 30, 2005 and December 31, 2004	(184,324)	(63,628)

Total stockholders’ equity	3,843,422	3,635,431

Total liabilities and stockholders’ equity	$24,456,763	$24,548,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Operations
Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,623,239	$1,615,473	$3,255,133	$3,240,711
Net investment income	177,018	157,628	341,218	311,452
Net realized gain on investments	4,079	5,722	4,571	19,946
Amortization of deferred gain on disposal of businesses	11,784	14,262	23,647	28,759
Loss on disposal of businesses	—	(9,232)	—	(9,232)
Fees and other income	58,183	55,310	112,088	107,435

Total revenues	1,874,303	1,839,163	3,736,657	3,699,071
Benefits, losses and expenses
Policyholder benefits	924,011	943,049	1,867,535	1,912,014
Amortization of deferred acquisition costs and value of business acquired	236,791	240,119	464,377	437,381
Underwriting, general and administrative expenses	510,088	496,117	1,009,295	1,034,711
Interest expense	15,314	15,834	30,628	25,997
Distributions on mandatorily redeemable preferred securities	—	—	—	2,163

Total benefits, losses and expenses	1,686,204	1,695,119	3,371,835	3,412,266

Income before income taxes	188,099	144,044	364,822	286,805
Income taxes	60,475	48,834	122,800	97,217

Net income	$127,624	$95,210	$242,022	$189,588

Earnings per share:
Basic	$0.93	$0.67	$1.74	$1.40
Diluted	$0.92	$0.67	$1.73	$1.40

Dividends per share	$0.08	$0.07	$0.15	$0.07
Share Data:
Weighted average shares outstanding used in basic per share calculations	137,700,163	142,196,828	138,712,723	135,859,214
Plus: Dilutive securities	1,319,225	24,166	1,317,326	11,722

Weighted average shares used in diluted per share calculations	139,019,388	142,220,994	140,030,049	135,870,936

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
From December 31, 2004 through June 30, 2005 (unaudited)

				Unamortized	Accumulated			Shares of
		Additional		Restricted	Other			Common
	Common	Paid-in	Retained	Stock	Comprehensive	Treasury		Stock
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total	Issued
	(in thousands except number of shares)
Balance, December 31, 2004	$1,423	$2,790,476	$569,605	$(608)	$338,163	$(63,628)	$3,635,431	142,263,299
Issuance of Common stock	—	2,145	—	—	—	—	2,145	84,491
Issued Stock Appreciation Rights	—	43,775	—	—	—	—	43,775	—
Issuance of Restricted Shares	1	2,702	—	(2,703)	—	—	—	75,842
Dividends	—	—	(20,800)	—	—	—	(20,800)	—
Acquistion of Treasury Shares	—	—	—	—	—	(120,696)	(120,696)	—
Amortization of restricted stock compensation	—	—	—	159	—	—	159	—
Comprehensive income:
Net income	—	—	242,022	—	—	—	242,022	—
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	—	41,980	—	41,980	—
Change in minimum pension liability	—	—	—	—	28,086	—	28,086	—
Foreign currency translation	—	—	—	—	(8,680)	—	(8,680)	—

Total other comprehensive income							61,386	—

Total Comprehensive income:							303,408	—

Balance, June 30, 2005	$1,424	$2,839,098	$790,827	$(3,152)	$399,549	$(184,324)	$3,843,422	142,423,632

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2005 and 2004 (unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$194,610	$313,359

Investing activities
Sales of:
Fixed maturities available for sale	796,435	975,775
Equity securities available for sale	41,195	50,210
Property and equipment	88	1,191
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	420,103	393,978
Purchases of:
Fixed maturities available for sale	(1,482,181)	(1,499,369)
Equity securities available for sale	(96,987)	(147,622)
Property and equipment	(21,824)	(25,184)
Change in commercial mortgage loans on real estate	(51,760)	(64,507)
Change in short term investments	44,608	(40,819)
Change in other invested assets	(12,114)	(49,760)
Change in policy loans	866	(163)
Change in collateral held under securities lending	(46,611)	(118,221)
Net cash received related to sale of business	—	3,536

Net cash (used in) investing activities	(408,182)	(520,955)

Financing activities
Repayment of preferred securities of subsidiary trusts	—	(196,224)
Issuance of debt	—	971,537
Issuance of common stock	2,145	725,491
Repayment of debt	—	(1,750,000)
Purchase of treasury stock	(120,696)	(797)
Dividends paid	(20,800)	(9,959)
Change in obligation under securities lending	46,611	118,221

Net cash (used in) financing activities	(92,740)	(141,731)

Change in cash and cash equivalents	(306,312)	(349,327)
Cash and cash equivalents at beginning of period	807,082	958,197

Cash and cash equivalents at end of period	$500,770	$608,870

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

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
          The following events occurred in connection with the Company’s IPO: (1) redeemed the outstanding $196,224 of mandatorily redeemable preferred securities in January 2004, (2) issued 68,976 shares of Common Stock of Assurant, Inc. to certain directors and officers of the Company, and (3) issued 32,976,854 shares of Common Stock of Assurant, Inc. to Fortis Insurance N.V. simultaneously with the closing of the IPO in exchange for a $725,500 capital contribution based on the public offering price of the Company’s common stock. The Company used the proceeds of the capital contribution to repay the $650,000 of outstanding indebtedness under the $650,000 senior bridge credit facility and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility. The Company repaid a portion of the $1,100,000 senior bridge credit facility with $49,500 in cash. On February 18, 2004, the Company refinanced $975,000 of the remaining $1,100,000 senior bridge credit facility with the proceeds of the issuance of two senior long-term notes (See Note 4).
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
Six Months Ended June 30, 2005 and 2004 (Unaudited)

          The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
          Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
3. Recent Accounting Pronouncements
          In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R’’) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented for all unvested stock options beginning with the first period presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the effective date of FAS 123R. Under the new rule, public companies are required to adopt FAS 123R in the first annual period after June 15, 2005, and, therefore, the Company is required to adopt FAS 123R by the first quarter of 2006. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. The Company is currently evaluating the requirements of FAS 123R and the potential impact on the Company’s financial statements.
          In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154’’). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 but does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of FAS 154 will have a material effect on our consolidated financial position or results of operations.
4. Debt
          In December 2003, the Company entered into two senior bridge credit facilities of $650,000 and $1,100,000. The aggregate indebtedness of $1,750,000 under the facility was in connection with the extinguishment of the Company’s Mandatorily Redeemable Preferred Securities. The $1,750,000 aggregate indebtedness under the senior bridge credit facility was paid in full in February 2004.
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
          The interest expense incurred related to the senior notes was $15,047 and $15,548 for the three months ended June 30, 2005 and 2004, respectively, and $30,094 and $22,236 for the six months ended June 30, 2005 and 2004, respectively.
          The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Markets, Inc., which was established on January 30, 2004. In April 2005, the Company amended and restated its $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On February 3, 2005, the Company used $40,000 from the commercial paper program for general corporate purposes, which was repaid on February 17, 2005. There were no amounts relating to the commercial paper program outstanding at June 30, 2005. The Company did not use the revolving credit facility during the six months ended June 30, 2005 and no amounts are currently outstanding.
          The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

5. Stock Based Compensation
Long-Term Incentive Plan
          Restricted Shares
          The Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors. The expense recorded related to restricted shares was $525 and $357 for the three months ended June 30, 2005 and 2004, respectively, and $604 and $609 for the six months ended June 30, 2005 and 2004, respectively.

For the Six
Months Ended
June 30, 2005
Restricted shares outstanding, December 31, 2004	51,996
Grants	88,473
Vested	(29,963)
Forfeitures	—

Restricted shares outstanding, June 30, 2005	110,506

          Stock Appreciation Rights Plan
          On April 7, 2005, the Company approved an amendment to the Stock Appreciation Rights Plan (“SARs Plan”). The amendment, which was effective June 30, 2005, amended the plan from one that paid appreciation to participants in the form of cash to a plan that pays appreciation to participants in the form of company stock. As a result of the amendment, 2,633,816 Assurant, Inc. rights and 568,937 business unit rights under the previous plan were converted into 4,726,384 rights under the amended SARs Plan at June 30, 2005. The intrinsic value of the converted rights did not change from that of the existing rights under the previous plan. Of the converted rights, approximately 43% are fully vested. The remainder will become fully vested over the next two years in accordance with their original vesting period. The conversion of the existing rights under the previous plan to the amended SARs Plan resulted in a $43,775 reclass of a liability to additional paid-in capital at June 30, 2005.
          Two additional grants were made under the SARs Plan during the period. On June 3, 2005, the Company granted 11,921 rights to its board of directors at an exercise price of $35.25 that were immediately vested and expensed. On June 30, 2005, the Company granted 1,051,641 rights to certain Company executives at an exercise price of $35.64. These shares have a three year cliff vesting period starting from January 1, 2005, and will be expensed over that period.
          Until adoption of FAS 123R (see Note 3), the Company will continue to account for the SARs Plan as a variable plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its interpretations. The SARs Plan meets the requirements for a compensatory plan, and accordingly the Company records an expense based on the intrinsic value.

For the Six
Months Ended
June 30, 2005
Stock Appreciation Rights outstanding, December 31, 2004	—
Converted shares from cash based plan	4,726,384
Grants	1,063,562
Exercises	—
Forfeitures	—

Stock Appreciation Rights outstanding, June 30, 2005	5,789,946

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

          Executive 401K Plan
          During 2005, the Company purchased 12,900 treasury shares for $438 via a Rabbi Trust which was allocated to the Assurant Stock Fund. See Note 6 for further information.
          Employee Stock Purchase Plan
          The Company established an Employee Stock Purchase Plan (“ESPP”) which went into effect on July 1, 2004. In January 2005, the Company issued 71,860 shares to employees relating to the ESPP at a price of $23.67 for the offering period of July 1 through December 31, 2004. In July 2005, the Company issued 77,017 shares to employees relating to the ESPP at a price of $27.63 for the offering period of January 1 through June 30, 2005.
          The Company accounts for the ESPP in accordance with APB 25 as a non-compensatory plan, and accordingly does not record any compensation expense.
          The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for the ESPP and SARs Plans under the fair value method of FAS 123. This disclosure is not equivalent to the impact the Company will incur upon adoption of FAS 123R at January 1, 2006. The Company is currently evaluating the requirements of FAS 123R.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$127,624	$242,022
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,796	16,637
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,450)	(32,047)

Pro forma net income	$111,970	$226,612

Earnings per share as reported:
Basic	$0.93	$1.74
Diluted	$0.92	$1.73

Pro forma earnings per share:
Basic	$0.81	$1.63
Diluted	$0.81	$1.62

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

6. Stock Repurchase
          The following table shows the shares repurchased during the periods indicated:

				Maximum Number
			Total Number of Shares	of Shares that
			Purchased as Part of	may yet be
Period	Number of	Average Price	Publicly Announced	Purchased under
in 2005	Shares Purchased	Paid Per Share	Program	the Program
January	—	—	—	11,815,311
February	68,400	34.37	60,000	11,755,311
March	651,900	34.13	650,000	11,105,311
April	1,050,300	33.26	1,050,000	10,055,311
May	701,400	33.75	699,200	9,356,111
June	1,048,400	35.76	1,048,300	8,307,811

Total	3,520,400	$34.28	3,507,500

          For the six months ending June 30, 2005, the Company repurchased 3,507,500 shares of the Company’s outstanding stock at a cost of $120,258 pursuant to the August 2, 2004 publicly announced repurchase program.
          There were 12,900 shares repurchased during 2005 for $438 that were not part of the Company’s repurchase program. The shares were repurchased pursuant to the Company’s Executive 401K Plan. See Note 5 — Stock Based Compensation.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

7. Retirement and Other Employee Benefits
          The components of net periodic benefits cost for the Company’s qualified pension benefits and post retirement plans for the three and six months ended June 30, 2005 were as follows:

	Pension Benefits		Retirement Health Benefits
	For the three months		For the three months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Service cost	$4,575	$4,189	$629	$534
Interest cost	5,065	4,859	781	716
Expected return on plan assets	(6,565)	(5,603)	(267)	(135)
Amortization of prior service cost	764	761	327	327
Amortization of net loss	1,766	1,636	—	—

Net periodic benefit cost	$5,605	$5,842	$1,470	$1,442

	Pension Benefits		Retirement Health Benefits
	For the six months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Service cost	$9,060	$8,601	$1,195	$1,104
Interest cost	10,116	9,694	1,559	1,504
Expected return on plan assets	(12,554)	(11,125)	(413)	(270)
Amortization of prior service cost	1,528	1,500	654	654
Amortization of net loss	3,405	2,347	—	—

Net periodic benefit cost	$11,555	$11,017	$2,995	$2,992

          During the first three months of 2005, the Company contributed $40,000 and zero to the qualified pension plan and the retirement health benefit plan, respectively. This is consistent with the Company’s projected contribution amounts disclosed in its 2004 Form 10-K. The Company made no contribution during the three months ended June 30, 2005. As a result of the $40,000 cash contribution to its qualified pension plan, the Company reversed $28,086, net of tax, representing a portion of the minimum pension liability, which was previously recorded in accumulated other comprehensive income. An additional minimum pension liability of $9,485, net of tax, related to the non-qualified plan, remains within accumulated other comprehensive income.
          The Company’s nonqualified plans are unfunded. The net periodic costs were $2,879 and $2,781 for the three months ended June 30, 2005 and 2004, respectively, and $5,654 and $5,181 for the six months ended June 30, 2005 and 2004, respectively.
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
Six Months Ended June 30, 2005 and 2004 (Unaudited)

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
          On June 21, 2005, the Company announced its intention to separate Assurant Solutions into two businesses — Assurant Specialty Property and Assurant Solutions. The Company will begin reporting separate segment financial information sometime in 2006.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

          The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2005
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$636,688	$544,294	$316,420	$125,837	$—	$1,623,239
Net investment income	52,262	17,170	38,274	62,688	6,624	177,018
Net realized gains on investments	—	—	—	—	4,079	4,079
Amortization of deferred gain on disposal of businesses	—	—	—	—	11,784	11,784
Fees and other income	40,938	10,270	6,993	(196)	178	58,183

Total revenues	729,888	571,734	361,687	188,329	22,665	1,874,303

Benefits, losses and expenses
Policyholder benefits	221,473	333,101	241,537	127,900	—	924,011
Amortization of deferred acquisition costs and value of business acquired	194,268	7,584	5,184	29,755	—	236,791
Underwriting, general and administrative expenses	226,529	155,801	99,843	10,977	16,938	510,088
Interest expense	—	—	—	—	15,314	15,314

Total benefits, losses and expenses	642,270	496,486	346,564	168,632	32,252	1,686,204
Segment income (loss) before income tax	87,618	75,248	15,123	19,697	(9,587)	188,099
Income taxes	29,056	25,881	5,311	6,857	(6,630)	60,475

Segment income (loss) after tax	$58,562	$49,367	$9,812	$12,840	$(2,957)

Net income						$127,624

	Three Months Ended June 30, 2004
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$610,630	$559,361	$309,159	$136,323	$—	$1,615,473
Net investment income	44,868	16,716	37,437	52,469	6,138	157,628
Net realized gains on investments	—	—	—	—	5,722	5,722
Amortization of deferred gain on disposal of businesses	—	—	—	—	14,262	14,262
Loss on disposal of businesses	—	—	—	—	(9,232)	(9,232)
Fees and other income	35,818	11,035	6,734	1,494	229	55,310

Total revenues	691,316	587,112	353,330	190,286	17,119	1,839,163

Benefits, losses and expenses
Policyholder benefits	220,215	358,729	228,842	135,263	—	943,049
Amortization of deferred acquisition costs and value of business acquired	196,049	10,016	6,220	27,834	—	240,119
Underwriting, general and administrative expenses	218,338	157,737	96,517	11,556	11,969	496,117
Interest expense	—	—	—	—	15,834	15,834

Total benefits, losses and expenses	634,602	526,482	331,579	174,653	27,803	1,695,119

Segment income (loss) before income tax	56,714	60,630	21,751	15,633	(10,684)	144,044
Income taxes	18,146	20,695	7,725	5,494	(3,226)	48,834

Segment income (loss) after tax	$38,568	$39,935	$14,026	$10,139	$(7,458)

Net income						$95,210

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended June 30, 2005
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,251,935	$1,093,820	$662,342	$247,036	$—	$3,255,133
Net investment income	100,427	34,875	76,257	115,700	13,959	341,218
Net realized gains on investments	—	—	—	—	4,571	4,571
Amortization of deferred gain on disposal of businesses	—	—	—	—	23,647	23,647
Fees and other income	77,041	20,601	13,182	983	281	112,088

Total revenues	1,429,403	1,149,296	751,781	363,719	42,458	3,736,657

Benefits, losses and expenses
Policyholder benefits	424,738	678,469	509,275	255,053	—	1,867,535
Amortization of deferred acquisition costs and value of business acquired	381,488	16,507	9,890	56,492	—	464,377
Underwriting, general and administrative expenses	453,898	303,641	192,154	21,771	37,831	1,009,295
Interest expense	—	—	—		30,628	30,628

Total benefits, losses and expenses	1,260,124	998,617	711,319	333,316	68,459	3,371,835

Segment income (loss) before income tax	169,279	150,679	40,462	30,403	(26,001)	364,822
Income taxes	55,947	51,639	14,271	10,607	(9,664)	122,800

Segment income (loss) after tax	$113,332	$99,040	$26,191	$19,796	$(16,337)

Net income						$242,022

Segment Assets:	As of June 30, 2005

Segments assets, excluding goodwill	$7,334,060	$1,752,361	$2,940,684	$4,441,361	$7,167,796	$23,636,262

Goodwill						820,501

Total Assets						$24,456,763

	Six Months Ended June 30, 2004
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,233,695	$1,110,308	$627,203	$269,505	$—	$3,240,711
Net investment income	89,627	33,663	73,159	102,646	12,357	311,452
Net realized gains on investments	—	—	—	—	19,946	19,946
Amortization of deferred gain on disposal of businesses	—	—	—	—	28,759	28,759
Loss on disposal of businesses	—	—	—	—	(9,232)	(9,232)
Fees and other income	65,025	20,390	17,118	3,535	1,367	107,435

Total revenues	1,388,347	1,164,361	717,480	375,686	53,197	3,699,071

Benefits, losses and expenses
Policyholder benefits	451,791	714,844	473,168	272,211	—	1,912,014
Amortization of deferred acquisition costs and value of business acquired	353,551	21,005	7,735	55,090	—	437,381
Underwriting, general and administrative expenses	467,386	312,149	194,347	22,813	38,016	1,034,711
Interest expense	—	—	—	—	25,997	25,997
Distributions on mandatorily redeemable preferred securities	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	1,272,728	1,047,998	675,250	350,114	66,176	3,412,266

Segment income (loss) before income tax	115,619	116,363	42,230	25,572	(12,979)	286,805
Income taxes	36,998	39,720	14,954	8,977	(3,432)	97,217

Segment income (loss) after tax	$78,621	$76,643	$27,276	$16,595	$(9,547)

Net income						$189,588

Segment Assets:	Year Ended December 31, 2004

Segments assets, excluding goodwill	$7,277,524	$1,784,574	$2,887,860	$4,289,401	$7,485,693	$23,725,052

Goodwill						823,054

Total assets						$24,548,106

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)

9. Commitments and Contingencies
          In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $75,529 of letters of credit outstanding as of June 30, 2005.
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
          In addition, another part of the Solutions segment, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to other reinsurers (retrocessionaires). ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitration and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of those disputes relating to the 1995 program year, including those involving ARIC, were settled on December 3, 2003. Loss accruals previously established relating to the 1995 program year were adequate. However, the Company’s exposure under the 1995 program year was less significant than the exposure remaining under the 1996 and 1997 program years. In addition, disputes with two affiliated reinsurers involved in the 1996 and 1997 program years were settled by a commutation agreement. During the second quarter of 2005, loss accruals relating to the 1996 program year were strengthened by approximately $7,800. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. This loss accrual is management’s best estimate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.
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
          As disclosed in the Risk Factors section of the Company’s 2004 Annual Report on Form 10-K, one of the Company’s reinsurers thinks the Company should have been accounting for premiums ceded to them as a loan instead of as an expense. Based on the Company’s investigation to date into this matter, the Company has concluded that there was a verbal side agreement with respect to one of the Company’s reinsurers under its catastrophic reinsurance program. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to the Company’s financial position or results of operations, regulators may reach a different conclusion. In 2004, 2003 and 2002, premiums ceded to this reinsurer were $2,600, $1,500 and $500, respectively, and losses ceded were $10,000, $0, and $0, respectively. This contract expired in December of 2004 and was not renewed.
          As part of ongoing, industry-wide investigations, the Company has previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York. The areas of inquiry addressed to the Company include “certain loss mitigation products” and documents relating to the use of finite risk insurance. The Company has conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and has provided information as requested. As previously reported, the Audit Committee of the Company’s Board of Directors is conducting an investigation of the matters raised by the subpoenas and has retained independent counsel to assist them.
          The Audit Committee's continuing investigation has raised the question of whether certain current and former employees acted properly in connection with the above mentioned reinsurance arrangement. The Company has enhanced its internal controls regarding reinsurance and will continue to further evaluate its internal controls.
10. Subsequent Events
          On August 12, 2005, the Company announced that the Board of Directors declared a quarterly dividend of $0.08 per common share. The dividend will be payable on September 7, 2005 to shareholders of record as of August 23, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in thousands except share data)
          Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of June 30, 2005, compared with December 31, 2004, and our results of operations for the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2004 included in our Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission and the June 30, 2005 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.
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
          Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less Deferred Acquisition Costs (“DAC”)) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for unfavorable deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any deficiency in excess of DAC would be recognized as a premium deficiency reserve. There were no premium deficiencies recognized for the six months ended June 30, 2005.
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
Critical Accounting Policies
          Our 2004 Form 10-K described the accounting policies that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies described in the 2004 Form 10-K were consistently applied to the consolidated interim financial statements for the six months ended June 30, 2005.
          As stated in our 2004 Form 10K, we adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, we are required to test goodwill on an annual basis. We performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired.
Recent Accounting Pronouncements
          See — Financial Statement Footnote 3.

Assurant Consolidated
Overview
          The tables below present information regarding Assurant’s Consolidated results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$1,623,239	$1,615,473	$3,255,133	$3,240,711
Net investment income	177,018	157,628	341,218	311,452
Net realized gains on investments	4,079	5,722	4,571	19,946
Amortization of deferred gain on disposal of businesses	11,784	14,262	23,647	28,759
Loss on disposal of businesses	—	(9,232)	—	(9,232)
Fees and other income	58,183	55,310	112,088	107,435

Total revenues	1,874,303	1,839,163	3,736,657	3,699,071

Benefits, losses and expenses:
Policyholder benefits	(924,011)	(943,049)	(1,867,535)	(1,912,014)
Selling, underwriting and general expenses (1)	(746,879)	(736,236)	(1,473,672)	(1,472,092)
Interest expense	(15,314)	(15,834)	(30,628)	(25,997)
Distribution on preferred securities	—	—	—	(2,163)

Total benefits, losses and expenses	(1,686,204)	(1,695,119)	(3,371,835)	(3,412,266)

Segment income before income tax	188,099	144,044	364,822	286,805
Income taxes	(60,475)	(48,834)	(122,800)	(97,217)

Segment income after tax	$127,624	$95,210	$242,022	$189,588

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.
          The following discussion provides a high level analysis of how the consolidated results were affected by our four operating business segments and our Corporate & other segment. Please see the results of operations discussions for each of these segments contained in this document for more detail analysis of the fluctuations.
For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Income
          Net income increased by $32,414, or 34%, to $127,624 for the three months ended June 30, 2005 from $95,210 for the three months ended June 30, 2004. The increase in net income was primarily due to increases in Assurant Solutions and Assurant Health. The increase in Assurant Solutions was primarily attributable to improved loss experience in their Specialty Property businesses and improved underwriting results and increased fee and investment income in their Consumer Protection businesses. The increase in Assurant Health was primarily attributable to an improved loss ratio in their small employer group business, partially offset by a decline in members in both individual markets and small employer group business.
Total Revenues
          Total revenues increased by $35,140, or 2%, to $1,874,303 for the three months ended June 30, 2005 from $1,839,163 for the three months ended June 30, 2004. The increase in total revenues was primarily due to increases in Assurant Solutions and Assurant Employee Benefits partially offset by a decrease in Assurant Health. The increase in Assurant Solutions was primarily due to an increase in net earned premiums and other considerations from their specialty property products of $14,968 and from their consumer protection products of $11,090. Also contributing to the increase in Assurant Solutions was an increase in net investment income of $7,394 and fee and other income of $5,120. The increase in Assurant Employee Benefits was primarily due to an increase in net earned premiums and other considerations of $7,261. The decrease in Assurant Health was primarily due to a decline in net earned premiums from their small employer group business of $31,914, partially offset by an increase in their individual markets business of $16,847.
Total Expenses
          Total expenses decreased by $8,915, or 1%, to $1,686,204 for the three months ended June 30, 2005 from $1,695,119 for the three months ended June 30, 2004. The decrease in total expenses was primarily due to a decrease in Assurant Health partially offset by increases in Assurant Solutions and Assurant Employee Benefits. The decrease in Assurant Health was primarily due to a decrease in their loss ratio of 290 basis points from 64.1% to 61.2%. The increase in Assurant Solutions was primarily driven by an increase in selling, underwriting and general expenses of $6,410. The increase at Assurant Employee Benefits was primarily driven by an increase in policyholder benefits of $12,695 and selling, underwriting and general expenses of $2,290.
For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.
Net Income
          Net income increased by $52,434, or 28%, to $242,022 for the six months ended June 30, 2005 from $189,588 for the six months ended June 30, 2004. The increase in net income was primarily due to increases in Assurant Solutions and Assurant Health partially offset by a decrease in Corporate & other. The increase in Assurant Solutions was primarily attributable to improved loss experience in their Specialty Property businesses and increased fee and investment income in their Consumer Protection businesses. The increase in Assurant Health was primarily attributable to an improved loss ratio in their small employer group business, partially offset by a decline in members in both individual markets and small employer group business. The decrease in Corporate & other was primarily due to a decrease in realized gains on investments and the continued decline in the amortization of deferred gains from the sale of the FFG and LTC businesses. These declines were partially offset by the loss on the sale of our Workability division that was recognized in May 2004.
Total Revenues
          Total revenues increased by $37,586, or 1%, to $3,736,657 for the six months ended June 30, 2005 from $3,699,071 for the six months ended June 30, 2004. The increase in total revenues was driven by increases in Assurant Solutions and Assurant Employee Benefits partially offset by decreases in Assurant Health, Assurant PreNeed, and Corporate & other. The increase in Assurant Solutions was primarily due to an increase in net earned premiums and other considerations from their specialty property products of $33,105, partially offset by a decrease from their consumer protection products of $14,865. Also contributing to the increase in Assurant Solutions was an increase in net investment income of $10,800 and fees and other income of $12,016. The increase in Assurant Employee Benefits was primarily due to an increase in net earned premiums and other considerations of $35,139 and net investment income of $3,098, partially offset by a decrease in fees and other income of $3,936 due to the sale of the Workability division in May 2004. The decrease in Assurant Health was primarily due to a decline in net earned premiums from their small employer group business of $54,896 partially offset by an increase in their individual markets business of $38,408. The decrease in Assurant PreNeed was primarily a result of a decrease in net earned premiums and other considerations of $22,469 and fees and other income of $2,552, partially offset by the increase in net investment income primarily due to $9,409 recognized from a real estate partnership. The decrease in Corporate & other was primarily due to a decrease in realized gains on investments of $15,375 and due to the continued decline in amortization of the deferred gain from the sale of the FFG and LTC businesses of $5,112, offset by the non-recurring loss of $9,232 recognized in May of 2004 on the sale of the Workability division.

Total Expenses
          Total expenses decreased by $40,431 or 1%, to $3,371,835 for the six months ended June 30, 2005 from $3,412,266 for the six months ended June 30, 2004. The decrease in total expenses was driven by decreases in Assurant Solutions, Assurant Health, and Assurant PreNeed partially offset by an increase in Assurant Employee Benefits. The decrease in Assurant Solutions was largely driven by a decrease in policyholder benefits of $27,053 primarily attributable to improved loss experience from their Specialty Property businesses and decreased losses associated with the decline in their domestic credit insurance business. This decrease was partially offset by an increase in selling, underwriting and general expenses of $14,449. The decrease in Assurant Health was primarily due to a decrease in their loss ratio of 240 basis points from 64.4% to 62.0%. The decrease in Assurant Preneed was primarily due to a decrease in policyholder benefits of $17,158. The increase in Assurant Employee Benefits was driven by an increase in policyholder benefits of $36,107.
Assurant Solutions
Overview
          The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$636,688	$610,630	$1,251,935	$1,233,695
Net investment income	52,262	44,868	100,427	89,627
Fees and other income	40,938	35,818	77,041	65,025

Total revenues	729,888	691,316	1,429,403	1,388,347

Benefits, losses and expenses:
Policyholder benefits	(221,473)	(220,215)	(424,738)	(451,791)
Selling, underwriting and general expenses	(420,797)	(414,387)	(835,386)	(820,937)

Total benefits, losses and expenses	(642,270)	(634,602)	(1,260,124)	(1,272,728)

Segment income before income tax	87,618	56,714	169,279	115,619
Income taxes	(29,056)	(18,146)	(55,947)	(36,998)

Segment income after tax	$58,562	$38,568	$113,332	$78,621

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions(1)	$207,723	$192,755	$408,841	$375,736
Consumer Protection Solutions(2)	428,965	417,875	843,094	857,959

Total	$636,688	$610,630	$1,251,935	$1,233,695

Gross written premiums for selected product groupings: (3)
Domestic Credit	$194,667	$211,642	$385,385	$448,122
International Credit	$157,449	$139,978	$320,196	$268,569
Domestic Extended Service Contracts (4)	$241,035	$211,684	$494,284	$475,017
International Extended Service Contracts (4)	$50,593	$11,098	$98,163	$21,795
Specialty Property (1)	$341,298	$320,717	$640,655	$623,790

(1)	“Specialty Property” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities, such as creditor placed and voluntary homeowners, manufactured housing homeowners and other specialty property products.

(2)	“Consumer Protection” includes an array of credit insurance programs and extended service contracts.

(3)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.

(4)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.
For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Income
          Segment net income increased by $19,994, or 52%, to $58,562 for the three months ended June 30, 2005 from $38,568 for the three months ended June 30, 2004. The increase in segment income is primarily attributable to improved loss experience and, to a lesser extent, higher net earned premiums in all of our Specialty Property businesses. Growth from our Consumer Protection businesses is also contributing to improved underwriting results, and an increase in fee income and investment income.
Total Revenues
          Total revenues increased by $38,572, or 6%, to $729,888 for the three months ended June 30, 2005 from $691,316 for the three months ended June 30, 2004. This increase is primarily due to an increase in net earned premiums and other considerations of $26,058. Net earned premiums and other considerations from our specialty property products increased $14,968 primarily due to an increase in net earned premiums from our creditor-placed homeowners insurance business. Net earned premiums and other considerations from our consumer protection products increased by $11,090, primarily due to higher net earned premiums in our extended service contract and international businesses. This increase was partially offset by the continued decline of our domestic credit insurance business. The increase in revenues was also driven by an increase in net investment income of $7,394. The increase was a result of an increase in the average portfolio yield of 56 basis points to 5.28% for the three months ended June 30, 2005, from 4.72% for the three months ended June 30, 2004 and the average invested assets increased by approximately 4%. Approximately $4,100 of the increase in net investment income was due to a non-recurring item during the second quarter of 2005. The increase in revenues was also driven by an increase in fees and other income of $5,120, or 14%, mainly due to an increase from our debt deferment and extended service contract products.
          We experienced steady growth in all of our core product groupings, with the exception of our domestic credit insurance business. Gross written premiums in our domestic credit insurance business decreased by $16,975 due to the continued decline of this product line. Gross written premiums from our international credit business increased by $17,471, primarily due to our focus on international expansion. Gross written premiums in our domestic extended service contract business increased by $29,351, due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $39,495, primarily due to the signing of a new client in Canada in 2004. Gross written premiums from our specialty property solutions products increased by $20,581, primarily due to growth in our manufactured housing homeowners insurance products.
Total Expenses
          Total expenses increased by $7,668, or 1%, to $642,270 for the three months ended June 30, 2005 from $634,602 for the three months ended June 30, 2004. This increase was partly due to an increase in policyholder benefits of $1,258. This small increase, in relation to the related larger increase in net earned premiums, was primarily attributable to improved loss experience from our Specialty Property businesses. Additionally there were decreased losses associated with the decline of our domestic credit insurance business. The majority of the increase in expenses was due to an increase in selling, underwriting and general expenses of $6,410. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $2,644 primarily due to the associated increase in revenues, partially offset by lower premium taxes attributable to the change in the mix of business. General expenses increased by $3,766, primarily due to higher expenses attributable to general business growth, partially offset by productivity gain initiatives in our credit insurance product line.

For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.
Net Income
          Segment net income increased by $34,711, or 44%, to $113,332 for the six months ended June 30, 2005 from $78,621 for the six months ended June 30, 2004. The increase in segment income is primarily attributable to improved loss experience and, to a lesser extent, higher net earned premiums in all of our Specialty Property businesses. Growth from our Consumer Protection businesses is contributing to an increase in fee income and investment income.
Total Revenues
          Total revenues increased by $41,056, or 3%, to $1,429,403 for the six months ended June 30, 2005 from $1,388,347 for the six months ended June 30, 2004. This increase is primarily due to an increase in net earned premiums and other considerations of $18,240. Net earned premiums and other considerations from our specialty property products increased by $33,105, primarily due to an increase in net earned premiums in our creditor-placed homeowners insurance business. Net earned premiums and other considerations from our consumer protection products decreased by $14,865, primarily from the continued decline of our domestic credit insurance business, partially offset by higher net earned premiums in our international business. The increase in revenues was also driven by an increase in net investment income of $10,800. The increase was a result of an increase in the average portfolio yield of 36 basis points to 5.07% for the six months ended June 30, 2005, from 4.71% for the six months ended June 30, 2004 and the average invested assets increased by approximately 4%. The increase in revenues was also driven by an increase in fees and other income of $12,016, or 18%, mainly due to an increase in fees related to growth from debt deferment and extended service contracts products.
          We experienced steady growth in all of our core product groupings, with the exception of our domestic credit insurance business. Gross written premiums in our domestic credit insurance business decreased by $62,737 due to the continued decline of this product line. Gross written premiums from our international credit business increased by $51,627 due to our focus on international expansion. Gross written premiums in our domestic extended service contract business increased by $19,267 due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $76,368, primarily due to the signing of a new client in Canada in 2004. Gross written premiums from our specialty property products increased by $16,865 primarily due to growth in our manufactured housing homeowners insurance products.
Total Expenses
          Total expenses decreased by $12,604 or 1%, to $1,260,124 for the six months ended June 30, 2005 from $1,272,728 for the six months ended June 30, 2004. This decrease was largely driven by a decrease in policyholder benefits of $27,053. The decrease was primarily attributable to improved loss experience from our Specialty Property businesses and decreased losses associated with the decline of our domestic credit insurance business. This decrease was partially offset by an increase in selling, underwriting and general expenses of $14,449. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $12,215 primarily due to the associated increase in revenues, partially offset by lower premium taxes attributable to the change in the mix of business. General expenses increased by $2,234, primarily due to higher expenses attributable to general business growth, partially offset by productivity gain initiatives in our credit insurance product line.

Assurant Health
Overview
          The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$544,294	$559,361	$1,093,820	$1,110,308
Net investment income	17,170	16,716	34,875	33,663
Fees and other income	10,270	11,035	20,601	20,390

Total revenues	571,734	587,112	1,149,296	1,164,361

Benefits, losses and expenses:
Policyholder benefits	(333,101)	(358,729)	(678,469)	(714,844)
Selling, underwriting and general expenses	(163,385)	(167,753)	(320,148)	(333,154)

Total benefits, losses and expenses	(496,486)	(526,482)	(998,617)	(1,047,998)

Segment income before income tax	75,248	60,630	150,679	116,363
Income taxes	(25,881)	(20,695)	(51,639)	(39,720)

Segment income after tax	$49,367	$39,935	$99,040	$76,643

Net earned premiums and other considerations:
Individual markets:
Individual medical	$290,047	$272,593	$577,360	$536,565
Short term medical	28,115	28,722	53,990	56,377

Subtotal	318,162	301,315	631,350	592,942
Small employer group:	226,132	258,046	462,470	517,366

Total	$544,294	$559,361	$1,093,820	$1,110,308

Membership by product line:
Individual markets:
Individual medical	662	673	662	673
Short term medical	129	137	129	137

Subtotal	791	810	791	810
Small employer group:	287	367	287	367

Total	1,078	1,177	1,078	1,177

Ratios:
Loss ratio (1)	61.2%	64.1%	62.0%	64.4%
Expense ratio (2)	29.5%	29.4%	28.7%	29.5%
Combined ratio (3)	89.5%	92.3%	89.6%	92.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Income
          Segment net income increased by $9,432, or 24%, to $49,367 for the three months ended June 30, 2005, from $39,935 for the three months ended June 30, 2004. The increase in segment income is primarily attributable to an improved loss ratio in our small employer group business, partially offset by a decline in members in both individual markets and small employer group business due to increased competition.
Total Revenues
          Total revenues decreased by $15,378, or 3%, to $571,734 for the three months ended June 30, 2005, from $587,112 for the three months ended June 30, 2004. Net earned premiums and other considerations from our individual markets business increased by $16,847 primarily due to premium rate increases partially offset by a decline in members. Net earned premiums and other considerations from our small employer group business decreased by $31,914 due to a decline in members partially offset by premium rate increases. Both individual markets and the small employer group business have experienced decreases in new business written primarily due to increased competition in their respective markets.
Total Expenses
          Total expenses decreased by $29,996, or 6%, to $496,486 for the three months ended June 30, 2005, from $526,482 for the three months ended June 30, 2004. The loss ratio decreased by 290 basis points, from 64.1% to 61.2%. The expense ratio increased by 10 basis points, from 29.4% to 29.5%. The decrease in expenses and the loss ratio was largely due to a decrease in policyholder benefits of $25,628 due to the overall decline in members and favorable large claims experience in the small employer group business. The decrease in expenses was also due to a decrease in selling, general and underwriting expenses of $4,368 primarily due to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense and other acquisition costs in both individual markets and small employer group business
For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.
Net Income
          Segment net income increased by $22,397, or 29%, to $99,040 for the six months ended June 30, 2005, from $76,643 for the six months ended June 30, 2004. The increase in segment income is primarily attributable to an improved loss ratio in our small employer group business, partially offset by a decline in members in both individual markets and small employer group business due to increased competition.
Total Revenues
          Total revenues decreased by $15,065, or 1%, to $1,149,296 for the six months ended June 30, 2005, from $1,164,361 for the six months ended June 30, 2004. Net earned premiums and other considerations from our individual markets business increased by $38,408 primarily due to premium rate increases partially offset by a decline in members. Net earned premiums and other considerations from our small employer group business decreased by $54,896 due to a decline in members partially offset by premium rate increases. Both individual markets and the small employer group business have experienced decreases in new business written primarily due to increased competition in their respective markets.
Total Expenses
          Total expenses decreased by $49,381, or 5%, to $998,617 for the six months ended June 30, 2005, from $1,047,998 for the six months ended June 30, 2004. The loss ratio decreased by 240 basis points, from 64.4% to 62.0%. The expense ratio decreased by 80 basis points, from 29.5% to 28.7%. The decrease in expenses and the loss ratio was largely due to a decrease in policyholder benefits of $36,375 due to the overall decline in members and favorable large claims experience in the small employer group business. The decrease in expenses was also due to a decrease in selling, general and underwriting expense of $13,006 primarily due to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense and other acquisition costs in both individual markets and small employer group business.
Assurant Employee Benefits
Overview
          The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$316,420	$309,159	$662,342	$627,203
Net investment income	38,274	37,437	76,257	73,159
Fees and other income	6,993	6,734	13,182	17,118

Total revenues	361,687	353,330	751,781	717,480

Benefits, losses and expenses:
Policyholder benefits	(241,537)	(228,842)	(509,275)	(473,168)
Selling, underwriting and general expenses	(105,027)	(102,737)	(202,044)	(202,082)

Total benefits, losses and expenses	(346,564)	(331,579)	(711,319)	(675,250)

Segment income before income tax	15,123	21,751	40,462	42,230
Income taxes	(5,311)	(7,725)	(14,271)	(14,954)

Segment income after tax	$9,812	$14,026	$26,191	$27,276

Ratios:
Loss ratio (1)	76.3%	74.0%	76.9%	75.4%
Expense ratio (2)	32.5%	32.5%	29.9%	31.4%
Net earned premiums and other considerations
By major product grouping:
Group dental	$128,323	$130,453	$256,565	$261,720
Group disability single premiums for closed blocks (3)	—	—	26,700	13,103
All Other group disability	123,078	114,986	247,855	225,687
Group life	65,019	63,720	131,222	126,693

Total	$316,420	$309,159	$662,342	$627,203

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	This represents single premium on closed blocks of group disability business.
For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Income
          Segment net income decreased by $4,214, or 30%, to $9,812 for the three months ended June 30, 2005 from $14,026 for the three months ended June 30, 2004. The decrease in segment income was primarily due to an increase in policyholder benefits driven largely by reduced disability claim closures due to death.

Total Revenues
          Total revenues increased by $8,357, or 2%, to $361,687 for the three months ended June 30, 2005 from $353,330 for the three months ended June 30, 2004. Net earned premiums and other considerations increased by $7,261, due to growth in disability business written through alternate distribution sources, as well as increased sales in our group disability and group life products.
Total Expenses
          Total expenses increased by $14,985, or 5%, to $346,564 for the three months ended June 30, 2005 from $331,579 for the three months ended June 30, 2004. The loss ratio increased by 230 basis points, from 74.0% to 76.3%. The expense ratio remained unchanged at 32.5%. The increase in expenses and the loss ratio was largely due to an increase in policyholder benefits of $12,695 driven by reduced disability claim closures due to death, and an increase in business written through alternate distribution sources. Also contributing to the increase in expenses was an increase in selling, underwriting and general expenses of $2,290 driven by an increase in technology-related costs, partially offset by lower expenses due to the sale of the Workability division in May 2004.
For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.
Net Income
          Segment net income decreased by $1,085, or 4%, to $26,191 for the six months ended June 30, 2005 from $27,276 for the six months ended June 30, 2004. The decrease in segment income was largely due to an increase in policyholder benefits driven largely by reduced disability claim closures. While disability claim closures due to claimant recovery are similar between 2004 and 2005, closures due to death are lower in 2005. Unfavorable group dental experience as a result of the competitive dental market also contributed to the increase in policyholder benefits, partially offset by favorable development in group life mortality.
Total Revenues
          Total revenues increased by $34,301, or 5%, to $751,781 for the six months ended June 30, 2005 from $717,480 for the six months ended June 30, 2004. Net earned premiums and other considerations increased by $35,139, due to growth in disability business written through alternate distribution sources, including an increase of $13,597 for single premiums related to risk for closed blocks of disability business, as well as increased sales in our group disability and group life products. Net investment income increased by $3,098 due to an increase in the average invested assets of approximately 2%, and an increase in the average portfolio yield of 11 basis points to 6.17% for the six months ended June 30, 2005 from 6.06% for the six months ended June 30, 2004. Fees and other income decreased $3,936 due to the sale of the Workability division in May 2004.
Total Expenses
          Total expenses increased by $36,069, or 5%, to $711,319 for the six months ended June 30, 2005 from $675,250 for the six months ended June 30, 2004. The loss ratio increased by 150 basis points from 75.4% to 76.9%. The expense ratio decreased by 150 basis points from 31.4% to 29.9%. The increase in expenses and the loss ratio was largely due to an increase in policyholder benefits of $36,107 driven primarily by reduced disability claim closures due to death, and an increase in business written through alternate distribution sources, including an increase of $13,265 due to the assumption of risk related to closed blocks of business. The decrease in the expense ratio was primarily due to level expenses compared to increased net earned premiums. The level expenses are the result of lower expenses in 2005 due to the sale of the Workability division in May 2004 and a non-recurring reduction in short-term incentive compensation in March 2005 partially offset by an increase in technology related costs.

Assurant PreNeed
Overview
          The tables below present information regarding Assurant PreNeed’s segment results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$125,837	$136,323	$247,036	$269,505
Net investment income	62,688	52,469	115,700	102,646
Fees and other income	(196)	1,494	983	3,535

Total revenues	188,329	190,286	363,719	375,686

Benefits, losses and expenses:
Policyholder benefits	(127,900)	(135,263)	(255,053)	(272,211)
Selling, underwriting and general expenses	(40,732)	(39,390)	(78,263)	(77,903)

Total benefits, losses and expenses	(168,632)	(174,653)	(333,316)	(350,114)

Segment income before income tax	19,697	15,633	30,403	25,572
Income taxes	(6,857)	(5,494)	(10,607)	(8,977)

Segment income after tax	$12,840	$10,139	$19,796	$16,595

Net earned premiums and other considerations by channel
AMLIC	$64,299	$70,379	$128,888	$142,047
Independent-United States	55,353	61,190	106,212	118,608
Independent-Canada	6,185	4,754	11,936	8,850

Total	$125,837	$136,323	$247,036	$269,505

For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Income
          Segment income after tax increased by $2,701 or 27% to $12,840 for the three months ended June 30, 2005 from $10,139 for the three months ended June 30, 2004. The increase is principally due to an increase in investment income. During the three months ended June 30, 2005, we recognized $6,116 (after-tax) of additional investment income from a real estate partnership. This increase was partially offset by a decline in the value of the Consumer Price Index (“CPI”) cap, a derivative instrument, an increase in death claim incidence, and higher growth paid on CPI indexed products.
Total Revenues
          Total revenues decreased by $1,957, or 1%, to $188,329 for the three months ended June 30, 2005 from $190,286 for the three months ended June 30, 2004. This decrease was primarily a result of a decrease in net earned premiums and other considerations of $10,486 due to a decline in sales of life policies. Sales at AMLIC have declined due to changes in the sales force structure at SCI, AMLIC’s principal customer. Independent-United States sales have declined as a result of continued pricing discipline on certain new business, resulting in the loss of several large customers. Life and annuity sales in Canada increased due to higher sales to national accounts. Additionally, fees and other income decreased $1,690 primarily due to a decline in the value of the CPI cap. These decreases were partially offset by the increase in net investment income primarily due to $9,409 from a real estate partnership.

Total Expenses
          Total benefits, losses and expenses decreased by $6,021 or 3%, to $168,632 for the three months ended June 30, 2005 from $174,653 for the three months ended June 30, 2004. This was a result of a decrease in policyholder benefits of $7,363 primarily due to a decline in sales of life policies. This decrease was partially offset by increases in selling, underwriting and general expenses due to higher amortization of deferred acquisition costs.
For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.
Net Income
          Segment income after tax increased by $3,201, or 19% to $19,796 for the six months ended June 30, 2005 from $16,595 for the six months ended June 30, 2004. The increase is principally due to an increase in investment income realized from a real estate partnership. The increase was partially offset by a decline in the value of the CPI cap, an increase in death claim incidence, and higher growth paid on CPI indexed products.
Total Revenues
          Total revenues decreased by $11,967 or 3%, to $363,719 for the six months ended June 30, 2005 from $375,686 for the six months ended June 30, 2004. This decrease was primarily a result of a decrease in net earned premiums and other considerations of $22,469 due to a decline in sales of life policies. Sales at AMLIC have declined due to changes in the sales force structure at SCI, AMLIC’s principal customer. Independent-United States sales have declined as a result of continued pricing discipline on certain new business, resulting in the loss of several large customers. Life and annuity sales in Canada increased due to higher sales to national accounts. Additionally, fees and other income decreased $2,552 primarily due to a decline in the value of the CPI cap. These decreases were partially offset by the increase in net investment income primarily due to $9,409 from a real estate partnership. The remaining increase in net investment income is the result of an increase in the average invested assets of approximately 8%, partially offset by a decline in the average portfolio yield (excluding the net proceeds from the real estate joint venture transaction) of 24 basis points. The average portfolio yield decreased to 6.22 % for the six months ended June 30, 2005 from 6.46% for the six months ended June 30, 2004.
Total Expenses
          Total benefits, losses and expenses decreased by $16,798, or 5%, to $333,316 for the six months ended June 30, 2005 from $350,114 for the six months ended June 30, 2004. This decrease was primarily due to a decrease in policyholder benefits of $17,158 due to a decline in sales of life policies.
Assurant Corporate & Other
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

          The tables below present information regarding Corporate & Other’s segment results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net investment income	$6,624	$6,138	$13,959	$12,357
Net realized gains on investments	4,079	5,722	4,571	19,946
Amortization of deferred gain on disposal of businesses	11,784	14,262	23,647	28,759
Loss on disposal of businesses	—	(9,232)	—	(9,232)
Fees and other income	178	229	281	1,367

Total revenues	22,665	17,119	42,458	53,197

Benefits, losses and expenses:
Selling, underwriting and general expenses	(16,938)	(11,969)	(37,831)	(38,016)
Interest expense	(15,314)	(15,834)	(30,628)	(25,997)
Distribution on preferred securities	—	—	—	(2,163)

Total benefits, losses and expenses.	(32,252)	(27,803)	(68,459)	(66,176)

Segment loss before income tax	(9,587)	(10,684)	(26,001)	(12,979)
Income taxes	6,630	3,226	9,664	3,432

Segment loss after tax	$(2,957)	$(7,458)	$(16,337)	$(9,547)

For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Loss
          Segment net loss decreased by $4,501, or 60%, to $2,957 for the three months ended June 30, 2005 from $7,458 for the three months ended June 30, 2004. The decrease in net loss was primarily due to the loss on the sale of our Workability business that was recognized in May of 2004 partially offset by the continued decline in the amortization of deferred gains from the sale of the FFG and LTC businesses.
Total Revenues
          Total revenues increased by $5,546, or 32%, to $22,665 for the three months ended June 30, 2005 from $17,119 for the three months ended June 30, 2004. The increase in total revenues was primarily due to the non-recurring loss of $9,232 recognized in May of 2004 on the sale of the Workability division. The increase was partially offset by the continued decline in amortization of the deferred gain from the sale of the FFG and LTC businesses of $2,478 and the decline in net realized gains on investment of $1,643 due to market conditions.
Total Expenses
          Total expenses increased by $4,449, or 16%, to $32,252 for the three months ended June 30, 2005 from $27,803 for the three months ended June 30, 2004. The increase in expenses was primarily due to increased compensation expense on stock appreciation rights plans, resulting from growth in our stock price during the period.
For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.

Net Loss
          Segment net loss increased by $6,790, or 71%, to $16,337 for the six months ended June 30, 2005 from $9,547 for the six months ended June 30, 2004. The increase was primarily due to a decrease in realized gains on investments and the continued decline in the amortization of deferred gains from the sale of the FFG and LTC businesses. These declines were partially offset by the non-recurring loss on the sale of our Workability business that was recognized in May 2004.
Total Revenues
          Total revenues decreased by $10,739, or 20%, to $42,458 for the six months ended June 30, 2005 from $53,197 for the six months ended June 30, 2004. The decrease in total revenues was primarily due to a decrease in realized gains on investments of $15,375 due to market conditions and the continued decline in amortization of the deferred gain from the sale of the FFG and LTC businesses. These declines were offset by the non-recurring loss of $9,232 recognized in May of 2004 on the sale of the Workability division.
Total Expenses
          Total expenses increased by $2,283, or 3%, to $68,459 for the six months ended June 30, 2005 from $66,176 for the six months ended June 30, 2004. The increase in expenses was primarily due to a full six months of interest expense on our long-term debt compared to approximately four months in 2004.
Investments
          The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of
	June 30,		December 31,
	2005		2004
	(in thousands)
Fixed maturities	$9,426,470	79%	$9,122,902	79%
Equity securities	569,950	5	520,882	4
Commercial mortgage loans on real estate	1,105,074	9	1,053,872	9
Policy loans	63,994	1	64,886	1
Short-term investments	255,321	2	300,093	3
Other investments	556,125	4	550,080	4

Total investments (excluding collateral held under securities lending)	$11,976,934	100%	$11,612,715	100%

          Of our fixed maturity securities shown above, 68% and 67% (based on total fair value) were invested in securities rated “A” or better as of June 30, 2005 and December 31, 2004, respectively.
          The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of
	June 30,	December 31,
	2005	2004
	(in thousands)
Fixed maturities:
Amortized cost	$8,863,773	$8,625,394
Net unrealized gains	562,697	497,508

	As of	As of
	June 30,	December 31,
	2005	2004
	(in thousands)
Fair value	$9,426,470	$9,122,902

Equities:
Cost	$562,170	$506,879
Net unrealized gains	7,780	14,003

Fair value	$569,950	$520,882

          Net unrealized gains on fixed maturity securities increased by $65,189, or 13%, from December 31, 2004 to June 30, 2005. The increase in net unrealized gains on fixed maturities was primarily due to a 30 basis points decrease in the 10 year treasury yields. Net unrealized gains on equity securities decreased by $6,223, or 44%, from December 31, 2004 to June 30, 2005. The decrease in net unrealized gains on equity securities was primarily due to a 1% drop in the market value of preferred securities from December 31, 2004 to June 30, 2005 in the Merrill Lynch Preferred Stock Hybrid Securities Index.
          The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at June 30, 2005 and the length of time the securities have been in an unrealized loss position were as follows (in thousands):

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities
Bonds	$1,183,702	$(10,737)	$222,075	$(5,205)	$1,405,777	$(15,942)

Equity securities
Common Stock	$—	$—	$26	$(52)	$26	$(52)
Non-redeemable preferred stocks	146,105	(2,542)	44,007	(1,867)	190,112	(4,409)

Total equity securities	$146,105	$(2,542)	$44,033	$(1,919)	$190,138	$(4,461)

          The total unrealized loss represents less than 2% of the aggregate fair value of the related securities. Approximately 65% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 650 individual securities with 98% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $5,062, with no security with a unrealized loss of greater than $200 having a market value below 83% of book value.
          As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis fashion and that any impairment is charged against earnings in the proper period. We have reviewed these securities and record $900 and $817 of additional other than temporary impairments as of June 30, 2005 and June 30, 2004, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of June 30, 2005 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.
          Net investment income increased by $19,390, or 12.3%, to $177,018 for the three months ended June 30, 2005 from $157,628 for the three months ended June 30, 2004 and increased by $29,766, or 9.6%, to $341,218 for the six months ended June 30, 2005 from $311,452 for the six months ended June 30, 2004. The increases were primarily due to an increase in invested assets and investment yields. The average portfolio yield increased by 6 basis points to 5.63% for the three months ended June 30, 2005 from 5.57% for the three months ended June 30, 2004 and increased by 9 basis points to 5.57% for the six months ended June 30, 2005 from 5.48% for the six months ended June 30, 2004. The average invested assets increased by approximately 5% for the same periods year over year.

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
          Dividends paid by our subsidiaries were $94,800 and $361,730 for the six months ended June 30, 2005, and for the year ended December 31, 2004, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.
          The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.
           On August 12, 2005, the Company announced that the Board of Directors declared a quarterly dividend of $0.08 per common share. The dividend will be payable on September 7, 2005 to shareholders of record as of August 23, 2005. We paid dividends of $0.07 per common share on March 14, 2005 to shareholders of record as of February 28, 2005. We also paid dividends of $0.08 per common share on June 7, 2005, to shareholders of record as of May 23, 2005. Any determination to pay future dividends will be at the discretion of our board of directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our board of directors deems relevant.
          Our qualified pension plan was under-funded by $57,400 at December 31, 2004. We contributed $40,000 as of March 31, 2005 and reduced the under-funded status of our qualified pension plan. We do not expect to make any additional contributions for the remainder of 2005. See Note 7 of Notes to the Consolidated Unaudited Interim Financial Statements included elsewhere in this report for the components of the net periodic benefit cost for the three and six months ended June 30, 2005 and 2004.
          The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. There were no amounts relating to the commercial paper program outstanding at June 30, 2005. We did not use the revolving credit facility during the six months ended June 30, 2005 and no amounts are outstanding.

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
          The table below shows our recent net cash flows:

	For The Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$194,610	$313,359
Investing activities	(408,182)	(520,955)
Financing activities	(92,740)	(141,731)

Net change in cash	$(306,312)	$(349,327)

Operating activities:
          The key changes of the net cash inflow of $194,610 for the six months ended June 30, 2005 compared to net cash inflow of $313,359 for the six months ended June 30, 2004 were changes in DAC and policy reserves. We prepare our operating cash flow statement under the indirect method.
Investing Activities:
          The key changes of the net cash outflow of $408,182 for the six months ended June 30, 2005 compared to net cash outflow of $520,955 for the six months ended June 30, 2004 were primarily due to net purchases of fixed maturity securities of $685,746 for 2005 compared to $523,594 in 2004, maturities of fixed maturity securities of $420,103 in 2005 compared to $393,978 in 2004, and a change in collateral held under securities lending of $46,611 in 2005 compared to $118,221 in 2004.

Financing Activities:
          The key changes of the net cash outflow of $92,740 for the six months ended June 30, 2005 compared to net cash outflow of $141,731 for the six months ended June 30, 2004 were issuance of debt of $971,537, issuance of common stock of $725,491, and repayment of debt of $1,750,000 in 2004 compared to stock repurchase of $120,696 in 2005.
          The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Six Months Ended
	June 30,
Security	2005	2004
	(in thousands)
Mandatorily redeemable preferred securities of subsidiary trusts	$—	$2,163
Mandatorily redeemable preferred stock dividends and interest paid	30,590	3,686
Common Stock dividends	20,800	9,959

Total	$51,390	$15,808

Letters of Credit
          In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $75,529 and $65,607 of letters of credit outstanding as of June 30, 2005 and December 31, 2004, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          There has been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2005.
Item 4. Controls and Procedures.
          Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          On June 15, 2005 the Company received a subpoena from the United States Attorney for the Southern District of New York requesting documents relating to the use of finite risk insurance and related products. The Audit Committee of the Board of Directors is conducting a review of the matters raised by the subpoena. The Company intends to fully cooperate with the United States Attorney’s request.
Item 2. Unregistered Sale of Equity Security and Use of Proceeds.

				Total Number of
				Shares Purchased
				as Part of	Maximum Number of
			Average	Publicly	Shares that may yet
	Total Number of		Price Paid	Announced	be Purchased under
Period	Shares Purchased		per Share	Programs	the Programs
January 1, 2005 — January 31, 2005	—		—	—	11,815,311
February 1, 2005 — February 28, 2005	68,400 (1	) (2)	34.37	60,000	11,755,311
March 1, 2005 — March 31, 2005	651,900	(1)(2)	34.13	650,000	11,105,311
April 1, 2005 — April 30, 2005	1,050,300	(1)(2)	33.26	1,050,000	10,055,311
May 1, 2005 — May 31, 2005	701,400	(1)(2)	35.75	699,200	9,356,111
June 1, 2005 — June 30, 2005	1,048,400	(1)(2)	35.76	1,048,300	8,307,811
Total	3,520,400		$34.28	3,507,500

1	Shares were purchased by a rabbi trust pursuant to the Company’s Executive 401(k) Plan in open market purchases. The shares are held of record in the name of the trust, and continue to be considered issued and outstanding. For accounting purposes, however, these shares are classified as treasury shares and are also excluded from the calculation of basic earnings per share.

2	On August 2, 2004, the Company announced that its Board of Directors had approved a share repurchase program under which the Company may repurchase up to 10% of its outstanding common stock.
Item 4. Submission of Matters to Vote of Security Holders.
          The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of the Shareholders of the Company, the successors to the class of directors whose term expires at such meeting are elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of election. At the Annual Meeting held on June 2, 2005, the four nominees listed under (a) below were elected as directors to hold office for terms ending in 2008 or until their respective successors shall have been elected or qualified. The following directors, constituting the members of the two classes of directors whose terms did not expire at such annual meeting, continued to serve as directors of the Company after such meeting: H. Carroll Mackin, Michele Coleman Mayes, Howard L. Carver, Allen R. Freedman, Michel Baise and Gilbert Mittler. Mr. Mittler subsequently resigned effective June 21, 2005.

          In addition, at such annual meeting, the Company’s shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.
          The number of votes cast for and against and abstentions as to each of these matters was as follows:
          (a) Election of Directors:

Name of Director	Votes For	Votes Withheld
John Michael Palms	130,574,293	211,151
J. Kerry Clayton	130,394,304	391,140
Robert J. Blendon	130,573,993	211,451
Beth L. Bronner	130,575,364	210,080
          (b) Ratification of Appointment of Independent Accountants:

Votes For	Votes Against	Abstentions
130,679,419	98,165	7,860
Item 5. Other Information.
          The Company maintains the Amended and Restated Directors Compensation Plan (the “Plan”), which provides for both cash and equity compensation for the Company’s non-employee directors. The Plan was most recently amended and restated on June 3, 2005, and will remain in effect until the day following the Company’s annual meeting of stockholders in 2013, or until earlier terminated by the Board of Directors. The Company has reserved 500,000 shares of common stock for issuance under the Plan.
          Cash Compensation. Each non-employee director will receive a base annual retainer of $40,000 for service as a director during a full plan year. Certain non-employee directors will receive a supplemental annual retainer as follows: Chairman of the Board, $7,500; Audit Committee (Chair — $25,000; Non-Chair Member — $10,000); Compensation Committee (Chair — $7,500; Non-Chair Member — $3,750); Governance/Nominating Committee (Chair — $5,000; Non-Chair Member — $2,500); and any additional committee formed in the future (Chair — $5,000; Non-Chair Member — $2,500). Each non-employee director will receive a fee of $2,000 for each meeting, or $500 for each conference call, of the Board or a committee in which he or she participates. The Company will reimburse each non-employee director for reasonable travel expenses in connection with attendance at board or committee meetings. In addition, during each plan year, non-employee directors will be entitled to receive, at the Company’s expense, financial planning services having a value of up to $5,000. Non-employee directors may elect to defer receipt of any cash payments under the Plan under the terms of the Assurant, Inc. Deferred Compensation Plan.
          Equity Compensation. Non-employee directors will receive (i) an initial grant of shares of Company common stock having an aggregate fair market value on the grant date equal to $60,000, upon becoming a member of the Board, and (ii) an annual grant of shares having a fair market value on the date of grant equal to $60,000. Non-employee directors must hold such shares until the earlier of (i) the fifth anniversary of the grant date, or (ii) the non-employee director’s termination as a director of the Company for any reason.
          Each non-employee director will also receive (i) an initial award of stock appreciation rights with respect to that number of shares of common stock having an aggregate fair market value on the grant date equal to $60,000, upon becoming a member of the Board, and (ii) an annual award of stock appreciation rights with respect to that number of shares of common stock having a fair market value on the date of grant equal to $60,000. Upon the exercise of such stock appreciation rights, the non-employee director will receive a number of shares of common stock having a fair market value equal to the excess, if any, of (a) the fair market value of one share of common stock on the date of exercise, over (b) the fair market value of a share of common stock on the date of grant of the stock appreciation right. Stock appreciation rights will be fully vested and exercisable on the date of grant. To the extent not previously exercised, all stock appreciation rights granted under the Plan will be automatically exercised (and will expire) on the earlier of (a) the first anniversary of a non-employee director’s termination as a director of the Company for any reason, or (b) the fifth anniversary of the date of grant. The Board may force the early exercise of stock appreciation rights for any reason. Stock appreciation rights are non-transferable other than by will or the laws of descent and distribution. Non-employee directors must hold the shares acquired upon exercise of the stock appreciation rights until the earlier of (i) the fifth anniversary of the date of grant, or (ii) the non-employee director’s termination as a director of the Company for any reason.
Item 6. Exhibits.
          The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit
Number	Exhibit Description
10.1	Amended and restated Directors Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.
Date: August 12, 2005	By:	/s/ J. Kerry Clayton
		Name:	J. Kerry Clayton
		Title:	Chief Executive Officer

Date: August 12, 2005	By:	/s/ P. Bruce Camacho
		Name:	P. Bruce Camacho
		Title:	Executive Vice President and Chief Financial Officer