Form 10-Q
period 2005-09-30
ASSURANT INC
filed 2005-11-14
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-31978
Assurant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
One Chase Manhattan Plaza, 41st Floor
New York, New York 10005
(212) 859-7000
(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding at November 1, 2005 was 130,897,030.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Item		Page
Number		Number
PART I FINANCIAL INFORMATION

1.	Financial Statements
	Assurant, Inc. and Subsidiaries Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004	2
	Assurant, Inc. and Subsidiaries Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4
	Assurant, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity from December 31, 2004 through September 30, 2005 (unaudited)	5
	Assurant, Inc. and Subsidiaries Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	6
	Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements for the nine months ended September 30, 2005 and 2004 (unaudited)	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3.	Quantitative and Qualitative Disclosures About Market Risk	41

4.	Controls and Procedures	41

PART II OTHER INFORMATION

1.	Legal Proceedings	42

2.	Unregistered Sale of Equity Securities and Use of Proceeds	43

4.	Submission of Matters to Vote of Security Holders	43

5.	Other Information	44

6.	Exhibits	45

	Signatures	46
EX-10.1: AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
EX-10.2: AMENDMENT TO THE EXECUTIVE PENSION & 401K PLAN
EX-10.3: AMENDMENT NO.1 TO THE 2004 LONG-TERM INCENTIVE PLAN
EX-18.1: LETTER OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At September 30, 2005 (unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $8,742,568 in 2005 and $8,521,823 in 2004)	$9,088,264	$9,013,497
Equity securities available for sale, at fair value (cost — $689,735 in 2005 and $610,450 in 2004)	696,146	630,287
Commercial mortgage loans on real estate at amortized cost	1,137,872	1,053,872
Policy loans	63,647	64,886
Short-term investments	387,446	300,093
Collateral held under securities lending	534,311	535,331
Other investments	549,102	550,080

Total investments	12,456,788	12,148,046
Cash and cash equivalents	641,268	807,082
Premiums and accounts receivable, net	481,744	416,517
Reinsurance recoverables	4,789,209	4,196,810
Accrued investment income	139,166	127,583
Deferred acquisition costs	1,897,131	1,647,654
Property and equipment, at cost less accumulated depreciation	275,149	277,088
Goodwill	817,828	823,054
Value of business acquired	156,308	170,663
Other assets	253,836	216,460
Assets held in separate accounts	3,504,017	3,717,149

Total assets	$25,412,444	$24,548,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Balance Sheets
At September 30, 2005 (unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,584,562	$6,412,688
Unearned premiums	3,661,575	3,354,299
Claims and benefits payable	4,424,007	3,614,949
Commissions payable	257,980	294,561
Reinsurance balances payable	182,028	157,405
Funds held under reinsurance	79,752	96,226
Deferred gain on disposal of businesses	294,367	329,720
Obligation under securities lending	534,311	535,331
Accounts payable and other liabilities	1,133,277	1,328,483
Deferred income taxes, net	69,025	4,224
Income taxes payable	25,911	71,869
Debt	971,670	971,611
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,504,017	3,717,149

Total liabilities	$21,746,642	$20,912,675

Commitments and contingencies (note 9)	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,516,424 and 142,263,299 shares issued, 132,572,352 and 139,766,177 shares outstanding at September 30, 2005 and December 31, 2004, respectively	$1,425	$1,423
Additional paid-in capital	2,853,021	2,790,476
Retained earnings	880,338	569,605
Unamortized restricted stock compensation; 114,146 and 51,996 shares at September 30, 2005 and December 31, 2004, respectively	(2,787)	(608)
Accumulated other comprehensive income	263,029	338,163
Treasury stock, at cost; 9,829,926 and 2,445,126 shares at September 30, 2005 and December 31, 2004, respectively	(329,224)	(63,628)

Total stockholders’ equity	3,665,802	3,635,431

Total liabilities and stockholders’ equity	$25,412,444	$24,548,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Operations
Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,621,186	$1,603,548	$4,876,319	$4,844,259
Net investment income	175,175	160,034	516,393	471,486
Net realized gain on investments	11,965	2,501	16,536	22,447
Amortization of deferred gain on disposal of businesses	11,706	14,539	35,353	43,298
Loss on disposal of businesses	—	—	—	(9,232)
Fees and other income	59,409	52,925	171,497	160,360

Total revenues	1,879,441	1,833,547	5,616,098	5,532,618
Benefits, losses and expenses
Policyholder benefits	970,596	976,934	2,838,131	2,888,948
Amortization of deferred acquisition costs and value of business acquired	244,076	213,797	708,453	651,178
Underwriting, general and administrative expenses	508,080	518,455	1,517,375	1,553,166
Interest expense	15,315	15,107	45,943	41,104
Distributions on mandatorily redeemable preferred securities	—	—	—	2,163

Total benefits, losses and expenses	1,738,067	1,724,293	5,109,902	5,136,559

Income before income taxes	141,374	109,254	506,196	396,059
Income taxes	41,087	34,410	163,887	131,627

Net income	$100,287	$74,844	$342,309	$264,432

Earnings per share:
Basic	$0.74	$0.53	$2.49	$1.92
Diluted	$0.74	$0.53	$2.47	$1.92

Dividends per share	$0.08	$0.07	$0.23	$0.14

Share Data:
Weighted average shares outstanding used in basic per share calculations	134,706,785	141,694,172	137,362,736	137,818,397
Plus: Dilutive securities	1,470,713	92,981	1,349,894	67,265
Weighted average shares used in diluted

per share calculations	136,177,498	141,787,153	138,712,630	137,885,662

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
From December 31, 2004 through September 30, 2005 (unaudited)

					Accumulated
		Additional		Unamortized	Other			Shares of
	Common	Paid-in	Retained	Restricted Stock	Comprehensive	Treasury		Common Stock
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total	Issued
	(in thousands except number of shares)
Balance, December 31, 2004	$1,423	$2,790,476	$569,605	$(608)	$338,163	$(63,628)	$3,635,431	142,263,299
Issuance of Common stock	1	4,731	—	—	—	—	4,732	170,298
Issued Stock Appreciation Rights	—	54,974	—	—	—	—	54,974	3,345
Issuance of Restricted Stock	1	2,840	—	(2,841)	—	—	—	79,482
Dividends	—	—	(31,576)	—	—	—	(31,576)	—
Acquisition of Treasury Stock	—	—	—	—	—	(265,596)	(265,596)	—
Amortization of restricted stock compensation	—	—	—	662	—	—	662	—
Comprehensive income:
Net income	—	—	342,309	—	—	—	342,309	—
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	—	(101,505)	—	(101,505)	—
Change in minimum pension liability	—	—	—	—	28,086	—	28,086	—
Foreign currency translation	—	—	—	—	(1,715)	—	(1,715)	—

Total other comprehensive income							(75,134)	—

Total Comprehensive income:							267,175	—

Balance, September 30, 2005	$1,425	$2,853,021	$880,338	$(2,787)	$263,029	$(329,224)	$3,665,802	142,516,424

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2005 and 2004 (unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$629,800	$573,373

Investing activities
Sales of:
Fixed maturities available for sale	1,091,566	1,113,112
Equity securities available for sale	71,487	83,239
Property and equipment	296	873
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	609,540	767,028
Purchases of:
Fixed maturities available for sale	(1,921,807)	(2,180,837)
Equity securities available for sale	(145,070)	(206,738)
Property and equipment	(36,317)	(35,611)
Change in commercial mortgage loans on real estate	(82,987)	(106,458)
Change in short term investments	(87,054)	47,455
Change in other invested assets	(3,999)	(21,836)
Change in policy loans	1,286	2,186
Change in collateral held under securities lending	1,020	(118,610)
Net cash received related to sale of business	—	3,536

Net cash used in investing activities	(502,039)	(652,661)

Financing activities
Repayment of preferred securities of subsidiary trusts	—	(196,224)
Issuance of debt	—	971,538
Issuance of common stock	4,732	725,491
Repayment of debt	—	(1,750,000)
Purchase of treasury stock	(265,596)	(36,035)
Dividends paid	(31,576)	(19,887)
Change in obligation under securities lending	(1,020)	118,610
Commercial paper issued	94,885	59,971
Commercial paper repaid	(95,000)	(60,000)

Net cash used in financing activities	(293,575)	(186,536)

Change in cash and cash equivalents	(165,814)	(265,824)
Cash and cash equivalents at beginning of period	807,082	958,197

Cash and cash equivalents at end of period	$641,268	$692,373

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
1. Nature of Operations
     Assurant, Inc. (formerly Fortis, Inc.) (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and selected international markets. Prior to the Initial Public Offering (“the IPO”) Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.
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
     The following events occurred in connection with the Company’s IPO: The Company (1) redeemed the outstanding $196,224 of mandatorily redeemable preferred securities in January 2004, (2) issued 68,976 shares of Common Stock of Assurant, Inc. to certain directors and officers of the Company, and (3) issued 32,976,854 shares of Common Stock of Assurant, Inc. to Fortis Insurance N.V. simultaneously with the closing of the IPO in exchange for a $725,500 capital contribution based on the public offering price of the Company’s common stock. The Company used the proceeds of the capital contribution to repay the $650,000 of outstanding indebtedness under the $650,000 senior bridge credit facility and $75,500 of outstanding indebtedness under the $1,100,000 senior bridge credit facility. The Company repaid a portion of the $1,100,000 senior bridge credit facility with $49,500 in cash. On February 18, 2004, the Company refinanced $975,000 of the remaining $1,100,000 senior bridge credit facility with the proceeds of the issuance of two senior long-term notes (See Note 4).
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
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
     Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
3. Recent Accounting Pronouncements and Change in Accounting Principle
     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R’’) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented for all unvested stock options beginning with the first period presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the effective date of FAS 123R. Under the new rule, public companies are required to adopt FAS 123R in the first annual period after June 15, 2005, and, therefore, the Company is required to adopt FAS 123R by the first quarter of 2006. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. The Company is currently evaluating the requirements of FAS 123R and the potential impact on the Company’s financial statements.
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154’’). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 but does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of FAS 154 will have a material effect on the Company’s consolidated financial position or results of operations.
     Effective September 30, 2005, the Company changed the date of its annual goodwill impairment test to October 1st. Previously, the Company performed this annual goodwill impairment test on January 1st, with the most recent test occurring on January 1, 2005. The Company is now performing its annual business planning and forecasting in the fourth quarter of its fiscal year based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
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
     The interest expense incurred related to the senior notes was $15,047 for the three months ended September 30, 2005 and 2004, respectively, and $45,141 and $37,116 for the nine months ended September 30, 2005 and 2004, respectively. The Company made interest payments of $30,094 on February 15, 2005 and August 15, 2005, respectively.
     The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Markets, Inc., which was established on January 30, 2004. In April 2005, the Company amended and restated its $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On February 3, 2005, July 13, 2005 and September 9, 2005, the Company used $40,000, $40,000 and $15,000 respectively, from the commercial paper program for general corporate purposes, which was repaid on February 17, 2005, July 27, 2005 and September 23, 2005, respectively. There were no amounts relating to the commercial paper program outstanding at September 30, 2005. The Company did not use the revolving credit facility during the nine months ended September 30, 2005 and no amounts are currently outstanding.
     The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
5. Stock Based Compensation
   Long-Term Incentive Plan
     Restricted Stock
     The Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors. The expense recorded related to restricted stock was $969 and $200 for the three months ended September 30, 2005 and 2004, respectively, and $1,573 and $809 for the nine months ended September 30, 2005 and 2004, respectively.

Restricted stock outstanding, December 31, 2004	51,996
Grants	104,489
Vested	(42,339)
Forfeitures	—

Restricted stock outstanding, September 30, 2005	114,146

     Stock Appreciation Rights Plan
     On April 7, 2005, the Company approved an amendment to the Stock Appreciation Rights Plan (“SARs Plan”). The amendment, which was effective June 30, 2005, amended the plan from one that paid appreciation to participants in the form of cash to a plan that pays appreciation to participants in the form of company stock. As a result of the amendment, 2,696,764 Assurant, Inc. rights and 545,744 business unit rights under the previous plan were converted into 4,677,437 rights under the amended SARs Plan at June 30, 2005. The intrinsic value of the converted rights did not change from that of the existing rights under the previous plan. Of the converted rights, approximately 44% are fully vested. The remainder will become fully vested over the next two years in accordance with their original vesting period. The conversion of the existing rights under the previous plan to the amended SARs Plan resulted in a $43,775 reclass of a liability to additional paid-in capital at June 30, 2005.
     Additional grants were made subsequent to the conversion of the SARs Plan. The Company granted rights totaling 13,497 to its board of directors, all of which vested immediately. Of these rights, 11,921 rights have an exercise price of $35.25 and the remaining 1,576 rights have an exercise price of $38.08. The Company also granted rights totaling 1,431,220 to certain Company executives. Of these rights, 1,392,145 have an exercise price of $35.64 and the remaining 39,075 rights have an exercise price of $38.08. These rights have a three year cliff vesting period beginning January 1, 2005.
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

Stock Appreciation Rights outstanding, December 31, 2004	—
Converted rights from cash based plan	4,677,437
Grants	1,444,717
Exercises	(12,457)
Forfeitures	—

Stock Appreciation Rights outstanding, September 30, 2005	6,109,697

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
   Executive 401K Plan
     During 2005, the Company purchased 12,900 treasury stock for $438 via a Rabbi Trust which was allocated to the Assurant Stock Fund. Effective September 2005, the Assurant Stock Fund was dissolved and the Company’s stock will no longer be offered to participants of the Executive 401K Plan. As a result, the remaining shares in the plan were placed in Treasury Stock and proceeds of approximately $1,515 were used by the plan administrator to replace the participants’ stock with money market funds.
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
   Pro-Forma Disclosure
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$100,287	$74,844	$342,309	$264,432
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,087	—	24,666	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,455)	(99)	(35,680)	(99)

Pro forma net income	$88,919	$74,745	$331,295	$264,333

Earnings per share as reported:
Basic	$0.74	$0.53	$2.49	$1.92
Diluted	$0.74	$0.53	$2.47	$1.92
Pro forma earnings per share:
Basic	$0.66	$0.53	$2.41	$1.92
Diluted	$0.65	$0.53	$2.39	$1.92

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
6. Stock Repurchase
     The following table shows the shares repurchased during the periods indicated:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased under the
Period in 2005	Shares Purchased	Paid Per Share	Program	Program
January	—	—	—	11,815,311
February	68,400	34.37	60,000	11,755,311
March	651,900	34.13	650,000	11,105,311
April	1,050,300	33.26	1,050,000	10,055,311
May	701,400	33.75	699,200	9,356,111
June	1,048,400	35.76	1,048,300	8,307,811
July	1,000,000	36.78	1,000,000	7,307,811
August	1,340,000	37.70	1,340,000	5,967,811
September (a)	1,558,026	37.48	1,570,926	4,396,885

Total	7,418,426	$35.92	7,418,426

(a)	Number of Shares Purchased is less than Number of Shares Purchased as Part of Publicly Announced Program by 12, 900 shares due to the dissolution of the Executive 401K Plan in September. The 12,900 shares, which were purchased under the 401K Plan during the first six months of the year, were sold upon dissolution and subsequently repurchased as part of the Treasury Stock Program in September.
     For the nine months ending September 30, 2005, the Company repurchased 7,418,426 shares of the Company’s outstanding stock at a cost of $266,439 pursuant to the August 2, 2004 publicly announced repurchase program. Total shares repurchased include 40,926 that were purchased as a part of the dissolution of the Executive 401K Plan in September 2005. See Note 5 — Stock Based Compensation.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
7. Retirement and Other Employee Benefits
     The components of net periodic benefits cost for the Company’s qualified pension benefits and post retirement plans for the three and nine months ended September 30, 2005 were as follows:

	Pension Benefits		Retirement Health Benefits
	For the three months		For the three months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Service cost	$4,620	$4,189	$661	$534
Interest cost	5,072	4,859	783	716
Expected return on plan assets	(6,853)	(5,603)	(328)	(135)
Amortization of prior service cost	764	761	327	327
Amortization of net loss	1,830	1,636	—	—

Net periodic benefit cost	$5,433	$5,842	$1,443	$1,442

	Pension Benefits		Retirement Health Benefits
	For the nine months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Service cost	$13,680	$12,790	$1,856	$1,638
Interest cost	15,188	14,553	2,342	2,220
Expected return on plan assets	(19,407)	(16,728)	(741)	(405)
Amortization of prior service cost	2,292	2,261	981	981
Amortization of net loss	5,235	3,983	—	—

Net periodic benefit cost	$16,988	$16,859	$4,438	$4,434

     During the first three months of 2005, the Company contributed $40,000 and zero to the qualified pension plan and the retirement health benefit plan, respectively. This is consistent with the Company’s projected contribution amounts disclosed in its 2004 Form 10-K. The Company made no other contribution during the nine months ended September 30, 2005. As a result of the $40,000 cash contribution to its qualified pension plan, the Company reversed $28,086, net of tax, representing a portion of the minimum pension liability, which was previously recorded in accumulated other comprehensive income. An additional minimum pension liability of $9,485, net of tax, related to the non-qualified plan, remains within accumulated other comprehensive income.
     The Company’s nonqualified plans are unfunded. The net periodic costs were $2,931 and $3,997 for the three months ended September 30, 2005 and 2004, respectively, and $8,585 and $9,178 for the nine months ended September 30, 2005 and 2004, respectively.
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
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
     The Company evaluates performance of the operating business segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.
     On June 21, 2005, the Company announced its intention to separate Assurant Solutions into two businesses — Assurant Specialty Property and Assurant Solutions. The Company will begin reporting separate segment financial information sometime in 2006 upon completion of the separation of the underlying product lines.
     During the third quarter of 2005, the Company made a change to the structure of its reportable segments. American Bankers Insurance Group (“ABIG”) was purchased by the Company in August 1999. A subsidiary of ABIG, American Reliable Insurance Company (“ARIC”) participated in certain excess of loss reinsurance programs in the London market between 1995 and 1997. ARIC ceased reinsuring such business in 1997; however, certain risks continue beyond 1997 due to the nature of the reinsurance contracts written. During the third quarter of 2005, significant developments occurred in resolving certain disputes related to these excess of loss reinsurance programs. All 2005 activities related to the excess of loss reinsurance programs are now being managed by and are reflected in the Corporate & Other segment. Policyholder benefits of $7,795 previously reported in the Assurant Solutions segment during the second quarter of 2005 have been reclassified to the Corporate & Other segment and are included in the results for the nine months ended September 30, 2005.

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
     The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2005
			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$648,011	$538,800	$306,928	$127,447	$—	$1,621,186
Net investment income	52,514	17,707	41,878	56,204	6,872	175,175
Net realized gains on investments	—	—	—	—	11,965	11,965
Amortization of deferred gain on disposal of businesses	—	—	—	—	11,706	11,706
Fees and other income	39,991	10,420	6,976	1,922	100	59,409

Total revenues	740,516	566,927	355,782	185,573	30,643	1,879,441
Benefits, losses and expenses
Policyholder benefits	238,148	336,362	212,022	129,916	54,148	970,596
Amortization of deferred acquisition costs and value of business acquired	200,850	8,124	5,530	29,572	—	244,076
Underwriting, general and administrative expenses	221,365	153,001	102,873	9,998	20,843	508,080
Interest expense	—	—	—	—	15,315	15,315

Total benefits, losses and expenses	660,363	497,487	320,425	169,486	90,306	1,738,067
Segment income (loss) before income tax	80,153	69,440	35,357	16,087	(59,663)	141,374
Income tax expense (benefit)	27,004	23,722	12,511	5,612	(27,762)	41,087

Segment income (loss) after tax	$53,149	$45,718	$22,846	$10,475	$(31,901)

Net income						$100,287

	Three Months Ended September 30, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$602,720	$563,165	$305,827	$131,836	$—	$1,603,548
Net investment income	48,201	16,874	37,496	50,982	6,481	160,034
Net realized gains on investments	—	—	—	—	2,501	2,501
Amortization of deferred gain on disposal of businesses	—	—	—	—	14,539	14,539
Fees and other income	38,505	8,436	5,411	(20)	593	52,925

Total revenues	689,426	588,475	348,734	182,798	24,114	1,833,547
Benefits, losses and expenses
Policyholder benefits	272,088	350,188	224,083	130,575	—	976,934
Amortization of deferred acquisition costs and value of business acquired	171,697	8,887	3,741	29,472	—	213,797
Underwriting, general and administrative expenses	242,143	156,221	97,877	9,382	12,832	518,455
Interest expense	—	—	—	—	15,107	15,107

Total benefits, losses and expenses	685,928	515,296	325,701	169,429	27,939	1,724,293
Segment income (loss) before income tax	3,498	73,179	23,033	13,369	(3,825)	109,254
Income tax expense (benefit)	524	25,279	8,066	4,427	(3,886)	34,410

Segment income after tax	$2,974	$47,900	$14,967	$8,942	$61

Net income						$74,844

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	Nine Months Ended September 30, 2005
			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,899,946	$1,632,620	$969,270	$374,483	$—	$4,876,319
Net investment income	152,941	52,582	118,135	171,904	20,831	516,393
Net realized gains on investments	—	—	—	—	16,536	16,536
Amortization of deferred gain on disposal of businesses	—	—	—	—	35,353	35,353
Fees and other income	117,032	31,021	20,158	2,905	381	171,497

Total revenues	2,169,919	1,716,223	1,107,563	549,292	73,101	5,616,098
Benefits, losses and expenses
Policyholder benefits	655,091	1,014,831	721,297	384,969	61,943	2,838,131
Amortization of deferred acquisition costs and value of business acquired	582,338	24,631	15,420	86,064	—	708,453
Underwriting, general and administrative expenses	675,263	456,642	295,027	31,769	58,674	1,517,375
Interest expense	—	—	—		45,943	45,943

Total benefits, losses and expenses	1,912,692	1,496,104	1,031,744	502,802	166,560	5,109,902
Segment income (loss) before income tax	257,227	220,119	75,819	46,490	(93,459)	506,196
Income tax expense (benefit)	85,543	75,361	26,782	16,219	(40,018)	163,887

Segment income (loss) after tax	$171,684	$144,758	$49,037	$30,271	$(53,441)

Net income						$342,309

Segment Assets:	As of September 30, 2005
Segments assets, excluding goodwill	$8,521,855	$1,671,328	$2,911,954	$4,422,890	$7,066,589	$24,594,616

Goodwill						817,828

Total Assets						$25,412,444

	Nine Months Ended September 30, 2004
			Employee		Corporate &
	Solutions	Health	Benefits	PreNeed	Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,836,415	$1,673,473	$933,030	$401,341	$—	$4,844,259
Net investment income	137,828	50,537	110,655	153,628	18,838	471,486
Net realized gains on investments	—	—	—	—	22,447	22,447
Amortization of deferred gain on disposal of businesses	—	—	—	—	43,298	43,298
Loss on disposal of businesses	—	—	—	—	(9,232)	(9,232)
Fees and other income	103,530	28,826	22,529	3,515	1,960	160,360

Total revenues	2,077,773	1,752,836	1,066,214	558,484	77,311	5,532,618
Benefits, losses and expenses
Policyholder benefits	723,879	1,065,032	697,251	402,786	—	2,888,948
Amortization of deferred acquisition costs and value of business acquired	525,248	29,892	11,476	84,562	—	651,178
Underwriting, general and administrative expenses	709,529	468,370	292,224	32,195	50,848	1,553,166
Interest expense	—	—	—	—	41,104	41,104
Distributions on mandatorily redeemable preferred securities	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	1,958,656	1,563,294	1,000,951	519,543	94,115	5,136,559
Segment income (loss) before income tax	119,117	189,542	65,263	38,941	(16,804)	396,059
Income tax expense (benefit)	37,522	64,999	23,020	13,404	(7,318)	131,627

Segment income (loss) after tax	$81,595	$124,543	$42,243	$25,537	$(9,486)

Net income						$264,432

Segment Assets:	Year Ended December 31, 2004
Segments assets, excluding goodwill	$7,277,524	$1,784,574	$2,887,860	$4,289,401	$7,485,693	$23,725,052

Goodwill						823,054

Total assets						$24,548,106

Assurant, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
9. Commitments and Contingencies
     In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $41,899 of letters of credit outstanding as of September 30, 2005.
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
     The Solutions segment is subject to a number of pending actions, primarily in the State of Mississippi, many of which allege that the Company’s credit insurance products were packaged and sold with lenders’ products without buyer consent. The judicial climate in Mississippi is such that the outcome of these cases is extremely unpredictable. The Company has been advised by legal counsel that the Company has meritorious defenses to all claims being asserted against the Company. The Company believes, based on information currently available, that the amounts it has accrued are adequate.
     In addition, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes.
     Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, have been resolved by settlement or arbitration. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and based on management’s best estimate, the Company increased its reserves and recorded a total pre-tax charge of $54,148 and $61,943 for the three and nine months ended September 30, 2005, respectively. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.
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
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
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
     As part of ongoing, industry-wide investigations, the Company has previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York. The areas of inquiry addressed to the Company include “certain loss mitigation products” and documents relating to the use of finite risk insurance. The Company has conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and has provided information as requested. The Audit Committee of the Company’s Board of Directors, with the assistance of independent counsel, has completed its investigation of the matters raised by the subpoenas.
     The Audit Committee has not found any wrongdoing on the part of any current officers of the Company. The Audit Committee could re-open its investigation should additional facts come to its attention that justify doing so. The Company has enhanced its internal controls regarding reinsurance and will continue to further evaluate their effectiveness. The Company recently learned that two current employees of a subsidiary have received subpoenas requesting testimony before a grand jury of the United States District Court for the Southern District of New York regarding the above mentioned matter.
     As a result of recent public announcements, the Company expects to incur expenses related to State assessments. Assessments are expected to cover insolvencies of other insurance companies that suffered significant insurance losses during the 2005 hurricane season. At this time, the amount of these assessments is not estimable. Therefore, the Company has not recorded a liability related to this matter for the 2005 hurricane season.
10. Subsequent Events
     On November 11, 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to an additional $400,000 of its outstanding common stock. The repurchase program may utilize open market and/or private transactions to facilitate the repurchase. The amount and timing of the repurchases will depend upon market conditions.
     On November 11, 2005, the Company announced that the Board of Directors declared a quarterly dividend of $0.08 per common share. The dividend will be payable on December 12, 2005 to stockholders of record as of November 28, 2005.
     On November 9, 2005, the Company signed an agreement with Forethought Life Insurance Company (“Forethought”) whereby the Company will discontinue writing new Preneed insurance policies in the United States via independent funeral homes and independent funeral home chains. Assurant Preneed distributes products through three distribution channels: Independent — United States and Independent — Canada, which distribute through independent funeral homes and selected third party general agencies and the American Memorial Life Insurance Company (“AMLIC”) which distributes through an exclusive relationship with Service Corporation International. As part of the agreement, Assurant Preneed’s Independent — United States account executives will partner with Forethought to transition the Company’s future Independent — United States funeral home sales customers to Forethought’s Preneed products. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact Assurant Preneed’s Independent — Canada or AMLIC distribution channels. The Company estimates that the transaction will not have a material impact on the Company’s consolidated financial position or results of operations. The Company has not completed its assessment of the effect this agreement may have on the remaining goodwill balance held by Assurant Preneed at the time of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar amounts in thousands except share data)
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of September 30, 2005, compared with December 31, 2004, and our results of operations for the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2004 included in our Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission and the September 30, 2005 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.
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
Critical Accounting Estimates
Reserves
Long Duration
     The following is a discussion of the process by which we determine our reserves for our major long duration product line.
     Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected expenses, investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends and are based on our experience and include a provision for possible unfavorable deviation. An unearned revenue reserve is also recorded which represents the balance of the excess of gross premiums over net premiums that is still to be recognized as income in future years in a constant relationship to insurance in force.
     Loss recognition and recoverability testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less Deferred Acquisition Costs (“DAC”) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for unfavorable deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any deficiency in excess of DAC would be recognized as a premium deficiency reserve. There were no premium deficiencies recognized for the nine months ended September 30, 2005.
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
Loss Protection and Capital Management
     As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments, including significant individual or catastrophic claims, which enables us to free up capital to allow us to write additional business.
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
Business Dispositions
     To exit certain businesses, we have used reinsurance to facilitate the transaction because the businesses share legal entities with business segments that we retain. Assets backing liabilities ceded relating to these businesses are held in trusts, and the separate accounts relating to divested business are still reflected in our balance sheet.
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
     A substantial portion of Assurant Solutions’ reinsurance activities are related to agreements to reinsure premiums and risk related to business generated by certain clients to the client’s captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance. Our reinsurance agreements do not relieve us from our direct obligation to our insured. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize our exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and hold substantial collateral (in the form of funds, trusts and letters of credit) as security under the reinsurance agreements.
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
Critical Accounting Policies
     Our 2004 Form 10-K described the accounting policies that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies described in the 2004 Form 10-K were consistently applied to the consolidated interim financial statements for the nine months ended September 30, 2005.
     As stated in our 2004 Form 10K, we adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, we are required to test goodwill on at least an annual basis. We performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the date of its annual goodwill impairment test to October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill.
Recent Accounting Pronouncements
     See — Financial Statement Footnote 3.

Assurant Consolidated
Overview
     The tables below present information regarding Assurant’s Consolidated segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$1,621,186	$1,603,548	$4,876,319	$4,844,259
Net investment income	175,175	160,034	516,393	471,486
Net realized gains on investments	11,965	2,501	16,536	22,447
Amortization of deferred gain on disposal of businesses	11,706	14,539	35,353	43,298
Loss on disposal of businesses	—	—	—	(9,232)
Fees and other income	59,409	52,925	171,497	160,360

Total revenues	1,879,441	1,833,547	5,616,098	5,532,618

Benefits, losses and expenses:
Policyholder benefits	(970,596)	(976,934)	(2,838,131)	(2,888,948)
Selling, underwriting, and general expenses (1)	(752,156)	(732,252)	(2,225,828)	(2,204,344)
Interest Expense	(15,315)	(15,107)	(45,943)	(41,104)
Distribution on preferred securities	—	—	—	(2,163)

Total benefits, losses and expenses	(1,738,067)	(1,724,293)	(5,109,902)	(5,136,559)

Income before income tax	141,374	109,254	506,196	396,059
Income taxes	(41,087)	(34,410)	(163,887)	(131,627)

Income after tax	$100,287	$74,844	$342,309	$264,432

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.
     The following discussion provides a high level analysis of how the consolidated results were affected by our four operating business segments and our Corporate & Other segment. Please see the results of operations discussions for each of these segments contained in this document for more detailed analysis of the fluctuations.
For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Income
     Net income increased by $25,443, or 34%, to $100,287 for the three months ended September 30, 2005 from $74,844 for the three months ended September 30, 2004. The increase was primarily due to increases in Assurant Solutions and Assurant Employee Benefits, partially offset by an increased loss in Corporate & Other. The increase in Assurant Solutions was primarily attributable to lower catastrophe losses, net of reinsurance recoveries, improved loss experience absent catastrophe losses, and higher net earned premiums in their Specialty Property business. Growth from their Consumer Protection business is also contributing to the improved underwriting results and an increase in investment income and fee income. The increase in Assurant Employee Benefits was primarily due to a decrease in policyholder benefits, driven largely by improved life mortality and favorable disability claims incidence partially offset by slightly lower disability claim closures. The decrease in Corporate and Other is primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997.

Total Revenues
     Total revenues increased by $45,894, or 3%, to $1,879,441 for the three months ended September 30, 2005 from $1,833,547 for the three months ended September 30, 2004. The increase was primarily due to increases in Assurant Solutions and Assurant Employee Benefits, partially offset by a decrease in Assurant Health. The increase in Assurant Solutions was primarily attributable to an increase in net earned premiums and other considerations from their specialty property products of $16,987 and from their consumer protection products of $28,304. Also contributing to this increase was an increase in net investment income. The increase in Assurant Employee Benefits was primarily attributable to an increase in investment income of $4,382. The decrease in Assurant Health was primarily due to a decline in net earned premiums from their small employer group business of $35,629, partially offset by an increase in their individual markets business of $11,264.
Total Benefits, losses and expenses
     Total benefits, losses and expenses increased by $13,774, or 1%, to $1,738,067 for the three months ended September 30, 2005 from $1,724,293 for the three months ended September 30, 2004. The increase was primarily due to an increase in Corporate & Other, partially offset by decreases in Assurant Solutions and Assurant Health. The increase in Corporate & Other is primarily due to an increase in policyholder benefits of $54,148 as a result of reserve strengthening on certain excess of loss reinsurance programs related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997. The decrease in Assurant Solutions is primarily due to a decrease in policyholder benefits attributable to lower catastrophe losses, net of reinsurance, of $44,400 in 2005 versus 2004. The decrease in Assurant Health is primarily due to a decrease in policyholder benefits of $13,826 primarily due to an overall decline in members and favorable claims experience primarily in the small employer group business.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Income
     Net income increased by $77,877, or 30%, to $342,309 for the nine months ended September 30, 2005 from $264,432 for the nine months ended September 30, 2004. The increase was primarily due to increases in Assurant Solutions and Assurant Health, partially offset by an increased loss in Corporate & Other. The increase in Assurant Solutions was primarily attributable to lower catastrophe losses, net of reinsurance recoveries, improved loss experience absent catastrophe losses, and higher net earned premiums in their Specialty Property business. Growth from their Consumer Protection business is also contributing to the improved underwriting results and an increase in investment income and fee income. The increase in Assurant Health was primarily due to an improved benefit loss ratio in their small employer group business, partially offset by a decline in members in both individual markets and small employer group business due to continued increased competition. The decrease in Corporate and Other is primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997.
Total Revenues
     Total revenues increased by $83,480, or 2%, to $5,616,098 for the nine months ended September 30, 2005 from $5,532,618 for the nine months ended September 30, 2004. This increase is primarily due to increases in Assurant Solutions and Assurant Employee Benefits, partially offset by a decrease in Assurant Health. The increase in Assurant Solutions was primarily attributable to an increase in net earned premiums and other considerations from their specialty property products of $50,090 and from their consumer protection products of $13,441. Also contributing to this increase was an increase in net investment income and fee and other income. The increase in Assurant Employee Benefits was primarily due to an increase in net earned premiums and other considerations of $36,240 and an increase in investment income of $7,480. The decrease in Assurant Health was primarily due to a decline in net earned premiums from their small employer group business of $90,525, partially offset by an increase in their individual markets business of $49,672.
Total Benefits, losses and expenses
     Total benefits, losses and expenses decreased by $26,657, to $5,109,902 for the nine months ended September 30, 2005 from $5,136,559 for the nine months ended September 30, 2004. The decrease was primarily due to decreases in Assurant Solutions, Assurant Health and Assurant Preneed, partially offset by increases in Assurant Employee Benefits and Corporate & Other. The decrease in Assurant Solutions is primarily due to a decrease in policyholder benefits attributable to lower catastrophe losses, net of reinsurance of $46,000, in 2005 versus 2004. The decrease in Assurant Health is primarily due to a decrease in policyholder benefits of $50,201 primarily due to an overall decline in members and favorable claims experience primarily in the small employer group business. The decrease in Assurant Preneed is primarily due to a decrease in policyholder benefits of $17,817 due to a decline in sales of life polices. The increase in Assurant Employee Benefits is primarily due to an increase in policyholder benefits of $24,046 due to growth in our disability business. The increase in Corporate & Other is primarily due to an increase in policyholder benefits of $61,943 as a result of reserve strengthening on certain excess of loss reinsurance programs related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997.
Assurant Solutions
Overview
     The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$648,011	$602,720	$1,899,946	$1,836,415
Net investment income	52,514	48,201	152,941	137,828
Fees and other income	39,991	38,505	117,032	103,530

Total revenues	740,516	689,426	2,169,919	2,077,773

Benefits, losses and expenses:
Policyholder benefits	(238,148)	(272,088)	(655,091)	(723,879)
Selling, underwriting and general expenses	(422,215)	(413,840)	(1,257,601)	(1,234,777)

Total benefits, losses and expenses	(660,363)	(685,928)	(1,912,692)	(1,958,656)

Segment income before income tax	80,153	3,498	257,227	119,117
Income taxes	(27,004)	(524)	(85,543)	(37,522)

Segment income after tax	$53,149	$2,974	$171,684	$81,595

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions (1)	$219,324	$202,336	$628,165	$578,072
Consumer Protection Solutions (2)	428,687	400,384	1,271,781	1,258,343

Total	$648,011	$602,720	$1,899,946	$1,836,415

Gross written premiums for selected product groupings: (3)
Domestic Credit	$182,999	$204,586	$568,384	$652,708
International Credit	$166,413	$155,586	$486,609	$424,155
Domestic Extended Service Contracts (4)	$298,969	$238,030	$793,253	$713,047
International Extended Service Contracts (4)	$62,669	$11,604	$160,832	$33,399
Specialty Property (1)	$378,474	$335,681	$1,019,129	$959,471

(1)	“Specialty Property” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities, such as creditor placed and voluntary homeowners, manufactured housing homeowners and other specialty property products.

(2)	“Consumer Protection” includes an array of credit insurance programs and extended service contracts .

(3)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.

(4)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.
     For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Income
     Segment net income increased by $50,175 to $53,149 for the three months ended September 30, 2005 from $2,974 for the three months ended September 30, 2004. The increase in segment income is primarily attributable to lower catastrophe losses, net of reinsurance recoveries, improved loss experience absent catastrophe losses, and higher net earned premiums in our Specialty Property business. Growth from our Consumer Protection business is also contributing to the improved underwriting results and an increase in investment income and fee income. Segment net income was also positively impacted by one time or unusual items of approximately $6,500 after-tax primarily related to the release of certain accrued commissions and claims payable associated with two clients that previously declared bankruptcy. We favorably settled many of our claims with these clients during the third quarter.
Total Revenues
     Total revenues increased by $51,090, or 7%, to $740,516 for the three months ended September 30, 2005 from $689,426 for the three months ended September 30, 2004. This increase is primarily due to an increase in net earned premiums and other considerations of $45,291. Net earned premiums were reduced by approximately $17,000, due to additional reinstatement reinsurance premiums related to the hurricanes. Net earned premiums and other considerations from our specialty property products increased $16,987, primarily due to an increase in net earned premiums from our creditor placed homeowners insurance business. Net earned premiums and other considerations from our consumer protection products increased by $28,304, primarily due to higher net earned premiums in our extended service contract and international businesses. This increase was partially offset by the continued decline of our domestic credit insurance business. The increase in revenues was also driven by an increase in net investment income of $4,313. The increase was a result of an increase in the average portfolio yield of 13 basis points to 5.10% for the three months ended September 30, 2005, from 4.97% for the three months ended September 30, 2004 and average invested assets increased by approximately 6%.
     We experienced growth in all of our core product groupings, with the exception of our domestic credit insurance business. Gross written premiums in our domestic credit insurance business decreased by $21,587 due to the continued decline of this product line. Gross written premiums from our international credit business increased by $10,827, primarily due to our focus on international expansion. Gross written premiums in our domestic extended service contract business increased by $60,939, due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $51,065, mainly due to the signing of a new client in Canada in late 2004. Gross written premiums from our specialty property products increased by $42,793, primarily due to growth in our creditor placed homeowners insurance business.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $25,565, or 4%, to $660,363 for the three months ended September 30, 2005 from $685,928 for the three months ended September 30, 2004. This decrease was primarily due to a decrease in policyholder benefits of $33,940. The decrease in policyholder benefits is primarily attributable to lower catastrophe losses, net of reinsurance, of $44,400 in 2005 versus 2004.

We incurred losses from catastrophes, net of reinsurance, of $31,100 in 2005, compared to $75,500 in 2004. In the third quarters of both years, we were impacted by four different hurricane storms. However, our losses in 2005 were lower as a result of the different severity of the gross losses of each year’s four storms and the change in composition of our reinsurance coverage in 2005. Additionally, excluding catastrophe losses, we experienced decreased losses on our Specialty Property business due to improved loss experience and there was a $5,700 reduction of claims payable associated with a client that previously declared bankruptcy. This was partially offset by additional policyholder benefits associated with the increase in net earned premiums. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $8,226 primarily due to the associated increase in revenues, partially offset by a $4,300 reduction of a commission liability as a result of a favorable settlement with a client which previously declared bankruptcy. General expenses remained level.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Income
     Segment net income increased by $90,089 to $171,684 for the nine months ended September 30, 2005 from $81,595 for the nine months ended September 30, 2004. The increase in segment income is primarily attributable to lower catastrophe losses, net of reinsurance recoveries, improved loss experience absent catastrophe losses, and higher net earned premiums in our Specialty Property business. Growth from our Consumer Protection business is also contributing to the improved underwriting results, and an increase in investment income and fee income. Segment net income was also positively impacted by one time or unusual items of approximately $11,100 after-tax primarily related to the release of certain accrued commissions and claims payable associated with three clients, two of which previously declared bankruptcy. We favorably settled many of our claims with these clients during the year.
Total Revenues
     Total revenues increased by $92,146, or 4%, to $2,169,919 for the nine months ended September 30, 2005 from $2,077,773 for the nine months ended September 30, 2004. This increase is primarily due to an increase in net earned premiums and other considerations of $63,531. Net earned premiums were reduced by approximately $17,000, due to additional reinstatement reinsurance premiums related to the hurricanes. Net earned premiums and other considerations from our specialty property products increased by $50,093, primarily due to an increase in net earned premiums in our creditor placed homeowners insurance business. Net earned premiums and other considerations from our consumer protection products increased by $13,438, primarily from higher net earned premiums in our extended service contract and international businesses, partially offset by the continued decline of our domestic credit insurance business. The increase in revenues was also driven by an increase in net investment income of $15,113. The increase was a result of an increase in the average portfolio yield of 19 basis points to 4.96% for the nine months ended September 30, 2005, from 4.77% for the nine months ended September 30, 2004 and average invested assets increased by approximately 7%. Approximately $6,200 of the increase in net investment income was due to non-recurring items in 2005. The increase in revenues was also driven by an increase in fees and other income of $13,502 mainly due to an increase in fee income related to growth from extended service contract and debt deferment products.
     We experienced growth in all of our core product groupings, with the exception of our domestic credit insurance business. Gross written premiums in our domestic credit insurance business decreased by $84,324 due to the continued decline of this product line. Gross written premiums from our international credit business increased by $62,454 due to our focus on international expansion. Gross written premiums in our domestic extended service contract business increased by $80,206 due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $127,433, mainly due to the signing of a new client in Canada in late 2004. Gross written premiums from our specialty property products increased by $59,658 primarily due to growth in our creditor placed homeowners insurance business.

Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $45,964, or 2%, to $1,912,692 for the nine months ended September 30, 2005 from $1,958,656 for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in policyholder benefits of $68,788. The decrease in policyholder benefits is primarily attributable to lower catastrophe losses, net of reinsurance of $46,000 in 2005 versus 2004. We incurred losses from catastrophes, net of reinsurance, of $31,100 in 2005, compared to $77,100 in 2004. In both years, we were impacted by four different hurricane storms. However, our losses in 2005 were lower as a result of the different severity of the gross losses of each year’s four storms and the change in composition of our reinsurance coverage in 2005. Additionally, excluding catastrophe losses, we experienced decreased losses in our Specialty Property business due to improved loss experience and there was a $5,700 reduction of claims payable associated with a client that previously declared bankruptcy. This was partially offset by additional policyholder benefits associated with the increase in net earned premiums. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $20,441 primarily due to the associated increase in revenues, partially offset by lower premium taxes attributable to the change in the mix of business, and $11,400 reduction of commission liabilities as a result of favorable settlements with two clients, one of which previously declared bankruptcy. General expenses increased by $2,383.

Assurant Health
Overview
     The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$538,800	$563,165	$1,632,620	$1,673,473
Net investment income	17,707	16,874	52,582	50,537
Fees and other income	10,420	8,436	31,021	28,826

Total revenues	566,927	588,475	1,716,223	1,752,836

Benefits, losses and expenses:
Policyholder benefits	(336,362)	(350,188)	(1,014,831)	(1,065,032)
Selling, underwriting and general expenses	(161,125)	(165,108)	(481,273)	(498,262)

Total benefits, losses and expenses	(497,487)	(515,296)	(1,496,104)	(1,563,294)

Segment income before income tax	69,440	73,179	220,119	189,542
Income taxes	(23,722)	(25,279)	(75,361)	(64,999)

Segment income after tax	$45,718	$47,900	$144,758	$124,543

Net earned premiums and other considerations:
Individual markets:
Individual medical	$291,817	$280,056	$869,176	$816,621
Short term medical	30,257	30,754	84,248	87,131

Subtotal	322,074	310,810	953,424	903,752
Small employer group:	216,726	252,355	679,196	769,721

Total	$538,800	$563,165	$1,632,620	$1,673,473

Membership by product line:
Individual markets:
Individual medical			647	677
Short term medical			122	130

Subtotal			769	807
Small employer group:			267	348

Total			1,036	1,155

Ratios:
Loss ratio (1)	62.4%	62.2%	62.2%	63.6%
Expense ratio (2)	29.3%	28.9%	28.9%	29.3%
Combined ratio (3)	90.6%	90.1%	89.9%	91.8%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Income
     Segment net income decreased by $2,182, or 5%, to $45,718 for the three months ended September 30, 2005 from $47,900 for the three months ended September 30, 2004. The decrease in segment income is primarily attributable to a decline in members in both individual markets and small group due to continued increased competition and strict adherence to our underwriting guidelines.
Total Revenues
     Total revenues decreased by $21,548, or 4%, to $566,927 for the three months ended September 30, 2005 from $588,475 for the three months ended September 30, 2004. Net earned premiums and other considerations from our individual markets business increased by $11,264 primarily due to premium rate increases, partially offset by a decline in members. Net earned premiums and other considerations from our small employer group business decreased by $35,629 primarily due to a decline in members, partially offset by premium rate increases. Both individual markets and the small employer group business continue to experience decreases in new business written due to increased competition in their respective markets and strict adherence to our underwriting guidelines.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $17,809, or 3%, to $497,487 for the three months ended September 30, 2005 from $515,296 for the three months ended September 30, 2004. The benefit loss ratio increased by 20 basis points, from 62.2% to 62.4%. The increase in the benefit loss ratio is attributable to a reduction in the mix of first year to renewal business in our individual markets business, offset by a decrease in policyholder benefits of $13,826 primarily due to an overall decline in members and favorable claims experience primarily in the small employer group business. The expense ratio increased by 40 basis points, from 28.9% to 29.3%. The increase in the expense ratio was primarily due to a proportionately smaller decrease in expenses compared to the decrease in net earned premiums and fees and other income. Selling, general and underwriting expenses decreased by $3,983 primarily due to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense and other acquisition costs in both individual markets and small employer group business.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Income
     Segment net income increased by $20,215, or 16%, to $144,758 for the nine months ended September 30, 2005 from $124,543 for the nine months ended September 30, 2004. The increase in segment income is primarily attributable to an improved benefit loss ratio in our small employer group business, partially offset by a decline in members in both individual markets and small employer group business due to continued increased competition and strict adherence to our underwriting guidelines.
Total Revenues
     Total revenues decreased by $36,613, or 2%, to $1,716,223 for the nine months ended September 30, 2005 from $1,752,836 for the nine months ended September 30, 2004. Net earned premiums and other considerations from our individual markets business increased by $49,672 primarily due to premium rate increases, partially offset by a decline in members. Net earned premiums and other considerations from our small employer group business decreased by $90,525 primarily due to a decline in members, partially offset by premium rate increases. Both individual markets and the small employer group business continue to experience decreases in new business written due to increased competition in their respective markets and strict adherence to our underwriting guidelines.

Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $67,190, or 4%, to $1,496,104 for the nine months ended September 30, 2005 from $1,563,294 for the nine months ended September 30, 2004. The benefit loss ratio decreased by 140 basis points, from 63.6% to 62.2%. The improvement in the benefit loss ratio is due to a decrease in policyholder benefits of $50,201 primarily due to an overall decline in members and favorable claims experience in the small employer group business. The expense ratio decreased by 40 basis points, from 29.3% to 28.9%. The decrease in the expense ratio is primarily due to a decrease in selling, general and underwriting expenses of $16,989 primarily due to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense and other acquisition costs in both individual markets and small employer group business.
Assurant Employee Benefits
Overview
     The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$306,928	$305,827	$969,270	$933,030
Net investment income	41,878	37,496	118,135	110,655
Fees and other income	6,976	5,411	20,158	22,529

Total revenues	355,782	348,734	1,107,563	1,066,214

Benefits, losses and expenses:
Policyholder benefits	(212,022)	(224,083)	(721,297)	(697,251)
Selling, underwriting and general expenses	(108,403)	(101,618)	(310,447)	(303,700)

Total benefits, losses and expenses	(320,425)	(325,701)	(1,031,744)	(1,000,951)

Segment income before income tax	35,357	23,033	75,819	65,263
Income taxes	(12,511)	(8,066)	(26,782)	(23,020)

Segment income after tax	$22,846	$14,967	$49,037	$42,243

Ratios:
Loss ratio (1)	69.1%	73.3%	74.4%	74.7%
Expense ratio (2)	34.5%	32.6%	31.4%	31.8%
Net earned premiums and other considerations
By major product grouping:
Group dental	$124,780	$128,232	$381,345	$389,952
Group disability single premiums for closed blocks (3)	—	—	26,700	13,075
All Other group disability	118,595	115,770	366,450	341,485
Group life	63,553	61,825	194,775	188,518

Total	$306,928	$305,827	$969,270	$933,030

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	This represents single premium on closed blocks of group disability business.

For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Income
     Segment net income increased by $7,879, or 53%, to $22,846 for the three months ended September 30, 2005 from $14,967 for the three months ended September 30, 2004. The increase in segment income was primarily due to a decrease in policyholder benefits. This was driven largely by improved life mortality and favorable disability claims incidence partially offset by slightly lower disability claim closures.
Total Revenues
     Total revenues increased by $7,048, or 2%, to $355,782 for the three months ended September 30, 2005 from $348,734 for the three months ended September 30, 2004. The increase was primarily due to an increase in investment income of $4,382. During the three months ended September 30, 2005 we recognized $2,560 of investment income from a real estate partnership. The remaining increase in net investment income is primarily due to an increase in average invested assets of approximately 2% and an increase in the average portfolio yield (excluding the income from the real estate transaction) of 16 basis points to 6.29% for the three months ended September 30, 2005 from 6.13% for the three months ended September 30, 2004.
Total Benefits, Losses and Expenses
     Total benefit, losses and expenses decreased by $5,276 or 2%, to $320,425 for the three months ended September 30, 2005 from $325,701 for the three months ended September 30, 2004. The loss ratio decreased 420 basis points, from 73.3% to 69.1%. The decrease in the loss ratio and the decrease in policyholder benefits of $12,061 was primarily due to improved life mortality and favorable disability claims incidence partially offset by slightly lower disability claim closures. The expense ratio increased 190 basis points, from 32.6% to 34.5%. The increase in the expense ratio is due to an increase in selling, underwriting and general expenses of $6,785 driven by higher technology-related costs due to the implementation of technology aimed at improving our customer service.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Income
     Segment net income increased by $6,794, or 16%, to $49,037 for the nine months ended September 30, 2005 from $42,243 for the nine months ended September 30, 2004. The increase in segment income was primarily due to an increase in net investment income and a slight decrease in the loss ratio. The decrease in loss ratio was driven by improved group life mortality.
Total Revenues
     Total revenues increased by $41,349 or 4%, to $1,107,563 for the nine months ended September 30, 2005 from $1,066,214 for the nine months ended September 30, 2004. Net earned premiums and other considerations increased by $36,240, primarily due to growth in business written through alternate distribution sources, including an increase of $13,625 for single premiums related to risk for closed blocks of business, as well as increased sales and lower lapsation in our group disability products. Net investment income increased by $7,480 due to $2,560 of investment income from a real estate partnership, an increase in average invested assets of approximately 4%, and an increase in the average portfolio yield (excluding the income from the real estate transaction) of 4 basis points to 6.20% for the nine months ended September 30, 2005 from 6.16% for the nine months ended September 30, 2004.

Total Benefits, Losses and Expenses
     Total benefits, losses and expenses increased by $30,793, or 3%, to $1,031,744 for the nine months ended September 30, 2005 from $1,000,951 for the nine months ended September 30, 2004. The loss ratio decreased by 30 basis points from 74.7% to 74.4%. The decrease in loss ratio was largely driven by improved group life mortality. Policyholder benefits increased by $24,046 primarily due to growth in disability business, including an increase of $13,597 for single premiums related to risk for closed blocks of disability business. The expense ratio decreased by 40 basis points from 31.8% to 31.4%. The decrease in the expense ratio was primarily due to a proportionately smaller increase in expenses compared to a larger increase in net earned premiums. The increase in expenses is the result of an increase in technology-related costs due to the implementation of technology aimed at improving our customer service, partially offset by the sale of the Workability division in May 2004 and a non-recurring reduction in short-term incentive compensation in March 2005.
Assurant PreNeed
Overview
     The tables below present information regarding Assurant PreNeed’s segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$127,447	$131,836	$374,483	$401,341
Net investment income	56,204	50,982	171,904	153,628
Fees and other income	1,922	(20)	2,905	3,515

Total revenues	185,573	182,798	549,292	558,484

Benefits, losses and expenses:
Policyholder benefits	(129,916)	(130,575)	(384,969)	(402,786)
Selling, underwriting and general expenses	(39,570)	(38,854)	(117,833)	(116,757)

Total benefits, losses and expenses	(169,486)	(169,429)	(502,802)	(519,543)

Segment income before income tax	16,087	13,369	46,490	38,941
Income taxes	(5,612)	(4,427)	(16,219)	(13,404)

Segment income after tax	$10,475	$8,942	$30,271	$25,537

Net earned premiums and other considerations by channel
AMLIC(1)	$64,210	$69,362	$193,098	$211,409
Independent — United States	56,703	57,701	162,915	176,309
Independent — Canada	6,534	4,773	18,470	13,623

Total	$127,447	$131,836	$374,483	$401,341

(1)  American Memorial Life Insurance Company
For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Income
     Segment income after tax increased by $1,533, or 17%, to $10,475 for the three months ended September 30, 2005 from $8,942 for the three months ended September 30, 2004. The increase is primarily due to an increase in investment yields and an increase in the value of the Consumer Price Index (“CPI”) cap, a derivative instrument, partially offset by a decrease in net earned premiums and other considerations.

Total Revenues
     Total revenues increased by $2,775, or 2%, to $185,573 for the three months ended September 30, 2005 from $182,798 for the three months ended September 30, 2004. The increase was primarily the result of an increase in net investment income of $5,222 as a result of an increase in average invested assets of 7% and an increase in the average portfolio yield of 20 basis points. The average portfolio yield increased to 6.49% for the three months ended September 30, 2005 from 6.29% for the three months ended September 30, 2004. This increase was partially offset by a decrease in net earned premiums and other considerations of $4,389 due to a decline in sales of life policies. Sales at AMLIC have declined due to changes in the sales force structure at SCI, AMLIC’s principal customer. Independent-United States sales have declined as a result of continued pricing discipline on certain new business, resulting in the loss of several large customers. Life and annuity sales in Canada increased due to higher sales to national accounts. Additionally, fees and other income increased by $1,942 primarily due to an increase in the value of the CPI cap.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses remained level, increasing by $57, or less than 1%, to $169,486 for the three months ended September 30, 2005 from $169,429 for the three months ended September 30, 2004.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Income
     Segment income after tax increased by $4,734, or 19%, to $30,271 for the nine months ended September 30, 2005 from $25,537 for the nine months ended September 30, 2004. The increase is primarily due to an increase in net investment income and a decrease in policyholder benefits, offset by a decrease in net earned premiums and other considerations.
Total Revenues
     Total revenues decreased by $9,192, or 2%, to $549,292 for the nine months ended September 30, 2005 from $558,484 for the nine months ended September 30, 2004. The decrease was primarily a result of a decrease in net earned premiums and other considerations of $26,858 due to a decline in sales of life policies. Sales at AMLIC have declined due to changes in the sales force structure at SCI, AMLIC’s principal customer. Independent-United States sales have declined as a result of continued pricing discipline on certain new business, resulting in the loss of several large customers. Life and annuity sales in Canada increased due to higher sales to national accounts. Partially offsetting this decrease was an increase in net investment income of $18,276 due to $9,409 of investment income from a real estate partnership, an increase in average invested assets of approximately 7%, offset by a decrease in the average portfolio yield (excluding the income from the real estate transaction) of 7 basis points to 6.34% for the nine months ended September 30, 2005 from 6.41% for the nine months ended September 30, 2004.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $16,741, or 3%, to $502,802 for the nine months ended September 30, 2005 from $519,543 for the nine months ended September 30, 2004. This decrease was driven by a decrease in policyholder benefits of $17,817 due to a decline in sales of life policies.

Assurant Corporate & Other
Overview
     The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (“FFG”) (a business we sold via reinsurance on April 2, 2001) and Long Term Care (“LTC”) (a business we sold via reinsurance on March 1, 2000) .
      American Bankers Insurance Group (“ABIG”) was purchased in August 1999. A subsidiary of ABIG, American Reliable Insurance Company (“ARIC”) participated in certain excess of loss reinsurance programs in the London market between 1995 and 1997. ARIC ceased reinsuring such business in 1997; however, certain risks continue beyond 1997 due to the nature of the reinsurance contracts written. During the third quarter of 2005, significant developments occurred in resolving certain disputes related to these excess of loss reinsurance programs. All 2005 activities related to the excess of loss reinsurance programs are now being managed by and are reflected in the Corporate & Other segment. Policyholder benefits of $7,795 previously reported in the Solutions segment during the second quarter of 2005 have been reclassified to the Corporate & Other segment and are included in the results for the nine months ended September 30, 2005.
     The tables below present information regarding Corporate & Other’s segment results of operations:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net investment income	$6,872	$6,481	$20,831	$18,838
Net realized gains on investments	11,965	2,501	16,536	22,447
Amortization of deferred gain on disposal of businesses	11,706	14,539	35,353	43,298
Loss on disposal of businesses	—	—	—	(9,232)
Fees and other income	100	593	381	1,960

Total revenues	30,643	24,114	73,101	77,311

Benefits, losses and expenses:
Policyholder benefits	(54,148)	—	(61,943)	—
Selling, underwriting and general expenses	(20,843)	(12,832)	(58,674)	(50,848)
Interest expense	(15,315)	(15,107)	(45,943)	(41,104)
Distribution on mandatorily redeemable preferred securities of subsidiary trusts	—	—	—	(2,163)

Total benefits, losses and expenses	(90,306)	(27,939)	(166,560)	(94,115)

Segment loss before income tax	(59,663)	(3,825)	(93,459)	(16,804)
Income taxes	27,762	3,886	40,018	7,318

Segment (loss)/income after tax	$(31,901)	$61	$(53,441)	$(9,486)

For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Loss
     Segment net (loss)/income decreased by $31,962, to a net loss of $31,901 for the three months ended September 30, 2005 from $61 of net income for the three months ended September 30, 2004. This decline is primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997.
Total Revenues
     Total revenues increased by $6,529, or 27%, to $30,643 for the three months ended September 30, 2005 from $24,114 for the three months ended September 30, 2004. The increase is primarily due to an increase of $9,464 in realized gains on investments. This is partially offset by the continued decline in amortization of the deferred gains from the sale of the FFG and LTC businesses in 2001 and 2000, respectively.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses increased by $62,367, to $90,306 for the three months ended September 30, 2005 from $27,939 for the three months ended September 30, 2004. The increase is primarily due to an increase in policyholder benefits of $54,148 as a result of costs incurred on excess of loss reinsurance programs related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997. These costs include a settlement with one of our largest reinsurers for 1997 and strengthening of reserves for remaining portions of the programs. Selling, underwriting and general expenses increased by $8,011 mainly due to stock appreciation rights (SARS) expenses, which increased by $7,700 in the third quarter of 2005 compared to the third quarter of 2004.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Loss
     Segment net loss deteriorated by $43,955, to $53,441 for the nine months ended September 30, 2005 from $9,486 for the nine months ended September 30, 2004. This additional loss is primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997.
Total Revenues
     Total revenues decreased by $4,210 or 5%, to $73,101 for the nine months ended September 30, 2005 from $77,311 for the nine months ended September 30, 2004. The decrease is primarily due to a decrease in realized gains on investments of $5,911 and the continued decline in amortization of the deferred gains from the sale of the FFG and LTC businesses. These decreases are partially offset by the loss on disposal of our Workability division of $9,232 in 2004 which did not recur in 2005.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses increased by $72,445 or 77%, to $166,560 for the nine months ended September 30, 2005 from $94,115 for the nine months ended September 30, 2004. The increase is primarily due to an increase in policyholder benefits of $61,943 as a result of costs incurred on excess of loss reinsurance programs related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997. These charges include a settlement with one of our largest reinsurers for 1997 and strengthening of reserves for remaining portions of the programs. Selling, underwriting and general expenses increased by $7,826 mainly due to SARS expenses, which increased by $14,411 in 2005 compared to 2004.

Investments
     The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of		As of
	September 30,		December 31,
	2005		2004
		(in thousands)
Fixed maturities	$9,088,264	76%	$9,013,497	78%
Equity securities	696,146	6	630,287	5
Commercial mortgage loans on real estate	1,137,872	10	1,053,872	9
Policy loans	63,647	1	64,886	1
Short-term investments	387,446	3	300,093	2
Other investments	549,102	4	550,080	5

Total investments (excluding collateral held under securities lending)	$11,922,477	100%	$11,612,715	100%

     Of our fixed maturity securities shown above, 70% and 67% (based on total fair value) were invested in securities rated “A” or better as of September 30, 2005 and December 31, 2004, respectively.
     The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of	As of
	September 30,	December 31,
	2005	2004
	(in thousands)
Fixed maturities:
Amortized cost	$8,742,568	$8,521,823
Net unrealized gains	345,696	491,674

Fair value	$9,088,264	$9,013,497

Equities:
Cost	$689,735	$610,450
Net unrealized gains	6,411	19,837

Fair value	$696,146	$630,287

     Net unrealized gains on fixed maturity securities decreased by $145,978, or 30%, from December 31, 2004 to September 30, 2005. The decrease in net unrealized gains on fixed maturities was primarily due to the net effect of the change in treasury yields. The 5 year treasury yield increased 58 basis points between December 31, 2004 and September 30, 2005 and the 10 year treasury yield increased 11 basis points between December 31, 2004 and September 30, 2005. Net unrealized gains on equity securities decreased by $13,426, or 68%, from December 31, 2004 to September 30, 2005. The decrease in net unrealized gains on equity securities was primarily due to a 2.3% drop in the market value of preferred securities from December 31, 2004 to September 30, 2005 in the Merrill Lynch Preferred Stock Hybrid Securities Index.
     The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at September 30, 2005 and the length of time the securities have been in an unrealized loss position were as follows (in thousands):

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities
Bonds	$1,125,146	$(41,342)	$222,477	$(5,825)	$1,347,623	$(47,167)

Equity securities
Common Stock	$26	$(16)	$—	$—	$26	$(16)
Non-redeemable preferred stocks	146,105	(5,396)	44,007	(2,711)	190,112	(8,107)

Total equity securities	$146,131	$(5,412)	$44,007	$(2,711)	$190,138	$(8,123)

     The total unrealized loss represents less than 4% of the aggregate fair value of the related securities. Approximately 85% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,054 individual securities with 95% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $8,917, with no security with a unrealized loss of greater than $200 having a market value below 76% of book value.
     As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis fashion and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $900 and $817 of additional other than temporary impairments as of September 30, 2005 and 2004, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of September 30, 2005 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.
     Net investment income increased by $15,141, or 9%, to $175,175 for the three months ended September 30, 2005 from $160,034 for the three months ended September 30, 2004 and increased by $44,907, or 10%, to $516,393 for the nine months ended September 30, 2005 from $471,486 for the nine months ended September 30, 2004. The increases were primarily due to an increase in invested assets and investment yields. The average portfolio yield increased by 25 basis points to 5.81% for the three months ended September 30, 2005 from 5.56% for the three months ended September 30, 2004 and increased by 24 basis points to 5.71% for the nine months ended September 30, 2005 from 5.47% for the nine months ended September 30, 2004. The average invested assets increased by approximately 5% for the same periods year over year.
Liquidity and Capital Resources
     Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2005, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval for our statutory subsidiaries, is approximately $364,000.

     Dividends paid by our subsidiaries were $270,000 and $361,730 for the nine months ended September 30, 2005, and for the year ended December 31, 2004, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.
     The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.
     On August 12, 2005, the Company announced that the Board of Directors declared a quarterly dividend of $0.08 per common share. The dividend was paid on September 7, 2005 to stockholders of record as of August 23, 2005. We paid dividends of $0.08 per common share on June 7, 2005 to stockholders of record as of May 23, 2005. We also paid dividends of $0.07 per common share on March 14, 2005, to stockholders of record as of February 28, 2005. Any determination to pay future dividends will be at the discretion of our board of directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our board of directors deems relevant.
     Our qualified pension plan was under-funded by $57,400 at December 31, 2004. We contributed $40,000 as of March 31, 2005 and reduced the under-funded status of our qualified pension plan. We do not expect to make any additional contributions for the remainder of 2005. See Note 7 of Notes to the Consolidated Unaudited Interim Financial Statements included elsewhere in this report for the components of the net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004.
     The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. There were no amounts relating to the commercial paper program outstanding at September 30, 2005. We did not use the revolving credit facility during the nine months ended September 30, 2005 and no amounts are outstanding.
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
     The table below shows our recent net cash flows:

	For The Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$629,800	$573,373
Investing activities	(502,039)	(652,661)
Financing activities	(293,575)	(186,536)

Net change in cash	$(165,814)	$(265,824)

Operating activities:
      The key changes of the net cash inflow of $629,800 for the nine months ended September 30, 2005 compared to net cash inflow of $573,373 for the nine months ended September 30, 2004 were changes in reinsurance recoverables, DAC and policy reserves.
Investing Activities:
      The key changes of the net cash outflow of $502,039 for the nine months ended September 30, 2005 compared to net cash outflow of $652,661 for the nine months ended September 30, 2004 were primarily due to net purchases of fixed maturity securities of $830,241 for 2005 compared to $1,067,725 in 2004, and a change in collateral held under securities lending of $1,020 in 2005 compared to $118,610 in 2004.
Financing Activities:
      The key changes of the net cash outflow of $293,575 for the nine months ended September 30, 2005 compared to net cash outflow of $186,536 for the nine months ended September 30, 2004 were change in collateral held under securities lending of $1,020 in 2005 compared to $118,610 in 2004 and purchase of Treasury Stock of $265,596 in 2005 compared to $36,035 in 2004.

     The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Nine Months Ended
	September 30,
Security	2005	2004
	(in thousands)
Mandatorily redeemable preferred securities of subsidiary trusts	$—	$2,163
Mandatorily redeemable preferred stock dividends and interest paid	60,990	34,082
Common Stock dividends	31,576	19,887

Total	$92,566	$56,132

Letters of Credit
     In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $41,899 and $65,607 of letters of credit outstanding as of September 30, 2005 and December 31, 2004, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2005.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     As part of ongoing, industry-wide investigations, we have previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York. The areas of inquiry addressed to us include “certain loss mitigation products” and documents relating to the use of finite risk insurance. The Audit Committee of the Board of Directors, with the assistance of independent counsel, has completed its investigation of the matters raised by the subpoenas. The Audit Committee has not found any wrongdoing on the part of any of our current officers. The Audit Committee could re-open its investigation should additional facts come to its attention that justify doing so. We have enhanced our internal controls regarding reinsurance and will continue to further evaluate their effectiveness. We recently learned that two current employees of a subsidiary have received subpoenas requesting testimony before a grand jury of the United States District Court for the Southern District of New York regarding the above mentioned matter.
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
     Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, have been resolved by settlement or arbitration. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005 and we increased its reserves and recorded a total pre-tax charge of $54,148 and $61,943 for the three and nine months ended September 30, 2005, respectively. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. We believe, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

Item 2. Unregistered Sale of Equity Security and Use of Proceeds.

					Maximum
				Total Number	Number of
				of Shares	Shares that may
				Purchased as	yet be
	Total Number			Part of Publicly	Purchased
	of Shares		Average Price	Announced	under the
Period	Purchased		Paid per Share	Programs	Programs
January 1, 2005 — January 31, 2005	—		—	—	11,815,311
February 1, 2005 — February 28, 2005	68,400	(1)(2)	34.37	60,000	11,755,311
March 1, 2005 — March 31, 2005	651,900	(1)(2)	34.13	650,000	11,105,311
April 1, 2005 — April 30, 2005	1,050,300	(1)(2)	33.26	1,050,000	10,055,311
May 1, 2005 — May 31, 2005	701,400	(1)(2)	35.75	699,200	9,356,111
June 1, 2005 — June 30, 2005	1,048,400	(1)(2)	35.76	1,048,300	8,307,811
July 1, 2005 — July 31, 2005	1,000,000	(2)	36.78	1,000,000	7,307,811
August 1, 2005 — August 31, 2005	1,340,000	(2)	37.70	1,340,000	5,967,811
September 1, 2005 — September 30, 2005 (3)	1,558,026	(2)	37.48	1,570,926	4,396,885

Total	7,418,426		$35.92	7,418,426

1	Shares were purchased by a rabbi trust pursuant to the Company’s Executive 401(k) Plan in open market purchases. The shares are held of record in the name of the trust, and continue to be considered issued and outstanding. For accounting purposes, however, these shares are classified as treasury stock and are also excluded from the calculation of basic earnings per share. Effective September 2005, the Assurant Stock Fund was dissolved and Company shares will no longer be offered to participants of the Executive 401K Plan. As a result, the remaining shares in the Plan were placed in Treasury Stock and proceeds of approximately $1,515 were used by the plan administrator to replace the participants stock with money market funds.

2	On August 2, 2004, the Company announced that its Board of Directors had approved a stock repurchase program under which the Company may repurchase up to 10% of its outstanding common stock.

3	Number of Shares Purchased is less than Number of Shares Purchased as Part of Publicly Announced Program by 12, 900 shares due to the dissolution of the Executive 401K Plan in September. The 12,900 shares, which were purchased under the 401K Plan during the first six months of the year, were sold upon dissolution and subsequently repurchased as part of the Treasury Stock Program in September.
Item 4. Submission of Matters to Vote of Security Holders.
     The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of the Stockholders of the Company, the successors to the class of directors whose term expires at such meeting are elected to hold office for a term expiring at the Annual Meeting of Stockholders held in the third year following the year of election. At the Annual Meeting held on June 2, 2005, the four nominees listed under (a) below were elected as directors to hold office for terms ending in 2008 or until their respective successors shall have been elected or qualified. The following directors, constituting the members of the two classes of directors whose terms did not expire at such annual meeting, continued to serve as directors of the Company after such meeting: H. Carroll Mackin, Michele Coleman Mayes, Howard L. Carver, Allen R. Freedman, Michel Baise and Gilbert Mittler. Mr. Mittler subsequently resigned effective June 21, 2005.

     In addition, at such annual meeting, the Company’s stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.
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
Item 5. Other Information.
     We maintain the Amended and Restated Directors Compensation Plan (the “Plan”), which provides for both cash and equity compensation for our non-employee directors. The Plan was most recently amended and restated on June 3, 2005, and will remain in effect until the day following our annual meeting of stockholders in 2013, or until earlier terminated by the Board of Directors. We have reserved 500,000 shares of common stock for issuance under the Plan.
     Cash Compensation. Each non-employee director will receive a base annual retainer of $40 for service as a director during a full plan year. Certain non-employee directors will receive a supplemental annual retainer as follows: Chairman of the Board, $7.5; Audit Committee (Chair — $25; Non-Chair Member — $10); Compensation Committee (Chair — $7.5; Non-Chair Member — $3.8); Governance/Nominating Committee (Chair — $5; Non-Chair Member — $2.5); and any additional committee formed in the future (Chair — $5; Non-Chair Member — $2.5). Each non-employee director will receive a fee of $2 for each meeting, or $0.5 for each conference call, of the Board or a committee in which he or she participates. We will reimburse each non-employee director for reasonable travel expenses in connection with attendance at board or committee meetings. In addition, during each plan year, non-employee directors will be entitled to receive, at our expense, financial planning services having a value of up to $5. Non-employee directors may elect to defer receipt of any cash payments under the Plan under the terms of the Assurant, Inc. Deferred Compensation Plan.
     Equity Compensation. Non-employee directors will receive (i) an initial grant of shares of our common stock having an aggregate fair market value on the grant date equal to $60, upon becoming a member of the Board, and (ii) an annual grant of shares having a fair market value on the date of grant equal to $60. Non-employee directors must hold such shares until the earlier of (i) the fifth anniversary of the grant date, or (ii) the non-employee director’s termination as a director of the Company for any reason.
     Each non-employee director will also receive (i) an initial award of stock appreciation rights with respect to that number of shares of common stock having an aggregate fair market value on the grant date equal to $60, upon becoming a member of the Board, and (ii) an annual award of stock appreciation rights with respect to that number of shares of common stock having a fair market value on the date of grant equal to $60. Upon the exercise of such stock appreciation rights, the non-employee director will receive a number of shares of common stock having a fair market value equal to the excess, if any, of (a) the fair market value of one share of common stock on the date of exercise, over (b) the fair market value of a share of common stock on the date of grant of the stock appreciation right. Stock appreciation rights will be fully vested and exercisable on the date of grant. To the extent not previously exercised, all stock appreciation rights granted under the Plan will be automatically exercised (and will expire) on the earlier of (a) the first anniversary of a non-employee director’s termination as a director of the Company for any reason, or (b) the fifth anniversary of the date of grant. The Board may force the early exercise of stock appreciation rights for any reason. Stock appreciation rights are non-transferable other than by will or the laws of descent and distribution. Non-employee directors must hold the shares acquired upon exercise of the stock appreciation rights until the earlier of (i) the fifth anniversary of the date of grant, or (ii) the non-employee director’s termination as a director of the Company for any reason.
Item 6. Exhibits.
     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit
Number	Exhibit Description
10.1	Amended and Restated Revolving Credit Agreement.
10.2	Amendment to the Assurant Executive Pension and 401K Plan.
10.3	Amendment No.1 to the Assurant, Inc. 2004 Long-Term Incentive Plan.
18.1	Letter of PriceWaterhouseCoopers LLP Regarding Change in Accounting Principle.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.
Date: November 14, 2005	By:	/s/ J. Kerry Clayton
		Name:	J. Kerry Clayton
		Title:	Chief Executive Officer

Date: November 14, 2005	By:	/s/ P. Bruce Camacho
		Name:	P. Bruce Camacho
		Title:	Executive Vice President and Chief Financial Officer