Form 10-K
period 2005-12-31
ASSURANT INC
filed 2006-03-10
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31978

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Chase Manhattan Plaza, 41st Floor New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 859-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

☒    Large accelerated filer        ☐    Accelerated filer        ☐    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,078 million at June 30, 2005 based on the closing sale price of $36.10 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2006 was 129,959,069.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2006 (2006 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

On January 21, 2005, Fortis N.V. and Fortis SA/ NV, through a wholly owned subsidiary Fortis Insurance N.V., owned approximately 36% (50,199,130 shares) of the outstanding common stock of Assurant based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. Assurant did not receive any of the proceeds from the sale of shares of common stock. Fortis N.V. received all net proceeds from the sale and concurrently sold exchangeable bonds, due January 26, 2008, that are mandatorily exchangeable for their remaining 22,999,130 shares of Assurant. The exchangeable bonds and the shares of Assurant’s common stock into which they are exchangeable have not been and will not be registered under the Securities Act of 1933 (“Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders, number of employees and beneficial owners.

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

As a result of our strategy, we are a leader in many of our chosen markets and products. In the Assurant Solutions business, we have leadership positions or are aligned with clients who are leaders in creditor-placed homeowners insurance based on servicing volume, manufactured housing homeowners insurance based on number of homes built and debt protection administration based on credit card balances outstanding. In the

Assurant Health business, we were among one of the first companies to offer Medical Savings Accounts (“MSAs”) and Health Savings Accounts (“HSAs”). In the Assurant Employee Benefits business, we are a leading writer of group dental, disability and life plans sponsored by employers based on the number of subscribers and based on the number of master contracts in force. A master contract refers to a single contract issued to an employer that provides coverage on a group basis; group members receive certificates, which summarize benefits provided and serve as evidence of membership. In the Assurant PreNeed business, we are the largest writer of pre-funded funeral insurance in Canada measured by face amounts of new policies sold and the sole provider of pre-funded funeral insurance to the largest funeral home firm in North America. We believe that our leadership positions give us a sustainable competitive advantage in our chosen markets.

We currently have four operating business segments to ensure focus on critical activities close to our target markets and customers, while simultaneously providing centralized support in key functions. Each operating business segment has its own experienced management team with the autonomy to make decisions on key operating matters. These managers are eligible to receive incentive-based compensation based in part on operating business segment performance and in part on company-wide performance, thereby encouraging strong business performance and cooperation across all our businesses. At the operating business segment level, we stress disciplined underwriting, careful analysis and constant improvement and product redesign. At the corporate level, we provide support services, including finance, legal, litigation compliance, regulatory relations, investment, asset/liability matching and capital management, mergers and acquisitions, treasury, leadership development, information technology support and other administrative functions, enabling the operating business segments to focus on their target markets and distribution relationships while enjoying the economies of scale realized by operating these businesses together. Also, our overall strategy and financial objectives are set and continuously monitored at the corporate level to ensure that our capital resources are being properly allocated.

We organize and manage our specialized businesses through four operating business segments:

Operating Business Segment	Principal Products and Services	Principal Distribution Channels	For the Year Ended December 31, 2005
(in thousands)
Assurant Solutions			• Total revenues: $2,984,973
Specialty Property	• Creditor-placed homeowners insurance (including tracking services)	• Mortgage lenders and services	• Segment income before income tax: $364,398
	• Manufactured housing homeowners insurance	• Manufactured housing lenders, dealers and vertically integrated builders

Consumer Protection	• Debt protection administration • Credit insurance	• Financial institutions (including credit card issuers) and retailers
	• Warranties and extended service contracts	• Consumer electronics and appliance retailers • Vehicle dealerships
• Appliances • Automobiles and recreational vehicles • Consumer electronics • Wireless devices

Operating Business Segment	Principal Products and Services	Principal Distribution Channels	For the Year Ended December 31, 2005
(in thousands)
Assurant Health			• Total revenues: $2,273,365
Individual	• Preferred Provider Organizations (“PPO”) • Short-term medical insurance • Student medical insurance	• Independent agents • Associations and trusts • National accounts • Internet	• Segment income before income tax: $270,842

Small Employer Group	• PPO	• Independent agents

Assurant Employee Benefits	Employer and employee-paid: • Group dental insurance • Group disability insurance • Group term life insurance	• Employee benefit advisors • Brokers • Disability RMS(1)	• Total revenues: $1,460,941 • Segment income before income tax: $105,564

Assurant PreNeed	• Pre-funded funeral insurance	• Service Corporation International (“SCI”) • Canadian independent and corporate funeral homes	• Total revenues: $698,427 • Segment income before income tax: $54,091

(1)	Disability RMS refers to Disability Reinsurance Management Services, Inc., one of our wholly owned subsidiaries that provides a turnkey facility to other insurers to write principally group disability insurance.

We also have a Corporate and Other segment, which includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments, interest income from excess surplus of insurance subsidiaries not allocated to other segments and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the portions of the sales of Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) sold through reinsurance agreements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other.”

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

Assurant Solutions has several competitors in its product lines, but we believe no other company participates in all of the same lines or offers comparable comprehensive capabilities. Competitors include insurance companies and financial institutions. In Assurant Health, we believe the market is characterized by many competitors, and our main competitors include health insurance companies, Health Management Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, commercial competitors include other benefit and life insurance companies as well as dental managed care entities and not-for-profit Delta Dental plans. In Assurant PreNeed, our main competitors are several small regional insurers. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business.

Competitive Strengths

We believe our competitive strengths include:

•	Leadership Positions in Specialized Insurance Markets;

•	Strong Relationships with Key Clients and Distributors;

•	History of Product Innovation and Ability to Adapt to Changing Market Conditions;

•	Disciplined Approach to Underwriting and Risk Management;

•	Disciplined Capital Management Strategy;

•	Diverse Business Mix and Excellent Financial Strength; and

•	Experienced Management Team with Proven Track Record and Entrepreneurial Culture.

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

History of Product Innovation and Ability to Adapt to Changing Market Conditions. We are able to adapt quickly to changing market conditions by tailoring our product and service offerings to the specific needs of our clients. This flexibility was developed, in part, as a result of our entrepreneurial focus and the encouragement of management autonomy at each business segment. By understanding the dynamics of our core markets, we design innovative products and services and seek to sustain profitable growth and market leading positions.

Disciplined Approach to Underwriting and Risk Management. Our businesses share best practices of disciplined underwriting and risk management. We focus on generating profitability through careful analysis of risks and by drawing on our experience in core specialized markets. We prioritize loss containment and we purchase reinsurance as a risk management tool to diversify risk and protect against unexpected events, such as catastrophes. We believe that our disciplined underwriting and risk management philosophy have enabled us to realize above average financial returns while executing our strategic objectives.

Prudent Capital Management. We seek to generate above-average returns on a risk-adjusted basis from our operating activities. We invest capital in our operating business segments when we identify attractive profit opportunities in our target markets. To the extent that we believe we can achieve, maintain or improve leadership positions in these markets by deploying our capital and leveraging our expertise and other competitive advantages, we have done so with the expectation of generating high returns. When expected returns have justified continued investment, we have reinvested cash from operations into enhancing and growing our operating business segments through the development of new products and services, additional distribution relationships and other operational improvements. In addition, when we have identified external opportunities that are consistent with these objectives, we have acquired businesses, portfolios, distribution relationships, personnel or other resources. We believe we have benefited from having the discipline and flexibility to deploy capital opportunistically and prudently to maximize returns to our stockholders.

Diverse Business Mix and Excellent Financial Strength. We have four operating business segments across distinct areas of the insurance market. These businesses are generally not affected in the same way by economic and operating trends, which we believe allows us to maintain a greater level of financial stability than many of our competitors across business and economic cycles. Our domestic rated operating insurance subsidiaries have financial strength ratings of A (“Excellent”) or A- (“Excellent”) from A.M. Best, six of our domestic operating insurance subsidiaries have financial strength ratings of A2 (“Good”) from Moody’s and seven of our domestic operating insurance subsidiaries have financial strength ratings of A (“Strong”) or A- (“Strong”) from Standard and Poors (“S&P”). We employ a conservative investment policy and our portfolio primarily consists of high grade fixed income securities. We believe our solid capital base and overall financial strength allow us to distinguish ourselves from our competitors and continue to enable us to attract clients that are seeking long-term financial stability. In addition to financial strength ratings, these ratings agencies also rate Assurant, Inc.’s senior notes and commercial paper. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Experienced Management Team with Proven Track Record and Entrepreneurial Culture. We have a talented and experienced management team both at the corporate level and at each of our business segments. Our management team is led by our Chief Executive Officer, J. Kerry Clayton, who has been with our Company or its predecessors for 35 years. Mr. Clayton plans to retire on March 17, 2006. He will continue to serve on the Company’s Board of Directors until the end of 2006. Robert B. Pollock, who has been with our company for 25 years and is currently Assurant’s President and Chief Operating Officer, has been named President and Chief Executive Officer and has been appointed to the Board of Directors. Our executive officers have an average tenure of approximately 17 years with our Company and close to 20 years in the insurance and related risk management business. Our management team has successfully led our business and executed on our specialized niche strategy through numerous business cycles and political and regulatory challenges. Our management team also shares a set of corporate values and promotes a common corporate culture that we believe enables us to leverage business ideas, risk management expertise and focus on regulatory compliance across our businesses. At the same time, we reward and encourage entrepreneurship at each business segment, accomplished in part by our long history of utilizing performance-based compensation plans.

Growth Strategy

In March of 2005, we announced a strategic growth initiative, emphasizing certain lines of business within each business segment. We established performance goals and short-term incentive compensation for senior management based on the initiatives. The growth initiatives by segment are as follows:

Operating Business Segment	Growth areas
Assurant Solutions	• Specialty Property business • Warranties and Extended Service Contracts • International

Assurant Health	• Individual Medical • HSAs

Assurant Employee Benefits	• Groups with 100 lives or less • Voluntary business with 500 lives or less

Assurant PreNeed	• Sales of PreNeed through SCI • Independent—Canada

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

Net Earned Premiums and Other Considerations and

Fees and Other Income by Segment

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004
	$ (in thousands)	Percentage of Total	$ (in thousands)	Percentage of Total
Assurant Solutions:
Specialty Property	$896,379	13%	$806,680	12%
Consumer Protection	1,884,032	28%	1,785,679	26%

Total Assurant Solutions	2,780,411	41%	2,592,359	38%

Assurant Health:
Individual markets
Individual medical	1,188,226	18%	1,121,573	17%
Short term medical	116,554	2%	121,060	2%

Subtotal	1,304,780	19%	1,242,633	19%
Small Employer Group	899,529	13%	1,027,373	15%

Total Assurant Health	2,204,309	33%	2,270,006	34%

Assurant Employee Benefits
Group dental	511,335	8%	528,412	8%
Group disability single premium	26,700	<1%	40,906	1%
All other group disability	492,282	7%	467,887	7%
Group life	258,706	4%	250,053	4%
Other	15,029	<1%	18,860	<1%

Total Assurant Employee Benefits	1,304,052	19%	1,306,118	19%

Assurant PreNeed
AMLIC	252,362	4%	275,793	4%
Independent—United States	191,248	3%	238,084	4%
Independent—Canada	25,861	<1%	19,053	<1%

Total Assurant PreNeed	469,471	7%	532,930	8%
Corporate and Other	1,432	<1%	1,844	<1%

Total Business Segments	$6,759,675	100%	$6,703,257	100%

Segment Income (Loss) Before Income Tax by Business Segment

	For the Year Ended December 31, 2005		For the Year Ended December 31, 2004
	$ (in thousands)	Percentage of Total	$ (in thousands)	Percentage of Total
Assurant Solutions	$364,398	56%	$183,477	34%
Assurant Health	270,842	41	240,218	45
Assurant Employee Benefits	105,564	16	95,864	18
Assurant PreNeed	54,091	8	51,424	10
Corporate and Other	(139,287)	(21)	(35,055)	(7)

Total Business Segments	$655,608	100%	$535,928	100%

The amount of our total revenues, segment income before and after income tax and total assets by segment and the amount of our revenues and long-lived assets by geographic region is set forth in Note 21 to our consolidated financial statements.

On June 21, 2005, we announced our intention to separate Assurant Solutions into two segments: Assurant Solutions and Assurant Specialty Property. We will begin reporting separate segment financial information sometime in 2006 upon completion of the separation of the underlying product lines. The majority of Assurant Solutions’ existing Specialty Property division will become the Assurant Specialty Property segment. The majority of Assurant Solutions’ existing Consumer Protection division combined with the existing Assurant PreNeed segment will become the new Assurant Solutions segment. Since these segment changes will not be made until some time in 2006, all discussions in this Form 10-K refer to the existing Assurant Solutions segment and its two divisions, Specialty Property and Consumer Protection.

On November 9, 2005, we signed an agreement with Forethought Life Insurance Company (“Forethought”) whereby we will discontinue writing new preneed insurance policies in the United States via independent funeral homes and non-SCI corporate funeral home chains for a period of 10 years. This agreement does not impact Assurant PreNeed’s Independent—Canada or AMLIC’s relationship with SCI. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, we will realign the Assurant PreNeed segment under the new Assurant Solutions segment.

Assurant Solutions

Assurant Solutions, which includes American Security Group operations acquired in 1980 and American Bankers Insurance Group acquired in 1999, has leadership positions or is aligned with clients who are leaders in creditor placed homeowners insurance, manufactured housing homeowners, credit related insurance products, debt protection administration and warranty and extended service contracts. We develop, underwrite and market our specialty insurance products and services through collaborative relationships with our clients.

Assurant Solutions is organized into two divisions: Specialty Property and Consumer Protection. The Specialty Property division focuses on creditor placed homeowners and manufactured housing homeowners insurance products and related services, as well as other insurance related products such as renters’ insurance, watercraft and motorcycle property coverages. In our Consumer Protection division, we are a low-cost provider of credit and debt protection administration services. In addition, we offer a variety of warranties and extended service contracts on consumer electronics, cellular phones, personal computers, appliances and vehicles through clients domestically and internationally.

Assurant Solutions maintains a comprehensive client and transaction database, which we believe gives us a competitive advantage with respect to pricing, marketing and projected claims development. Additionally, our high level of integration with clients allows us to have current and accurate data on the performance of their underwriting, claims, fees earned and commissions. We leverage the data advantage with clients to determine their optimal pricing and marketing strategy.

Our principal business lines within our Assurant Solutions segment have experienced growth in varying degrees. We have benefited from growth in the creditor placed homeowners insurance market and from the acquisition of new clients. We also experienced growth in our warranty and extended service contract and international businesses due to the acquisition of new clients as well as the expansion of relationships with our existing clients. The manufactured housing market has been more challenging because of a more restrictive lending environment and the decline in shipments and retail sales. The domestic consumer credit insurance market has been contracting due to an adverse regulatory environment and the growth of debt protection products. Fortunately, this decline has been partially offset by the growth in debt protection administration services.

Products and Services

The Specialty Property division underwrites a variety of creditor placed hazard and voluntary insurance products as well as property coverages on manufactured housing, specialty automobiles, recreational vehicles including motorcycles and watercraft, and other leased equipment. We also offer complementary programs such as flood insurance, renters’ insurance and other property coverages. Growth in premiums in the creditor placed hazard market has been driven by increased home loan activity, new accounts and a hardening in pricing and insurance availability in the standard insurance market. We also offer administration services for some of the largest mortgage lenders and servicers, manufactured housing lenders, dealers and vertically integrated builders and equipment leasing institutions in the United States. Many of our products and services are sold by our clients in conjunction with the sale or lease of the underlying property, vehicle or equipment and through portfolio solicitations. We believe that our clients can most effectively market and distribute our products and services directly to their large customer bases.

Hazard insurance is our largest product line in the Specialty Property division. Creditor placed insurance is the primary program within our hazard insurance product line. The Specialty Property division has successfully developed a creditor placed business model that leverages its clients’ portfolios and retail sales networks to generate premium and fee income. Creditor placed hazard insurance generally consists of fire and dwelling insurance that we provide to ensure collateral protection to a mortgage lender in the event that a homeowner fails to purchase or renew homeowners insurance on a mortgaged dwelling. We use a proprietary insurance tracking administration system to continuously monitor a client’s mortgage portfolio to verify the existence of insurance on the mortgaged property. In the event that a mortgagee is not maintaining adequate insurance coverage, they will be notified and, if the situation continues, we issue a creditor placed insurance policy on the property. This process works through integration of Assurant’s proprietary loan tracking system to the back offices of our clients. We currently track approximately 23 million loans on behalf of our clients. We envision that this business model will allow us to continue our growth due to seamless integration with our clients and the inherent efficiencies of said integration. Additionally, there are excellent opportunities for expansion of this business model with the addition of new clients coupled with the introduction of new products for existing clients. Our Specialty Property division is continuously evaluating new products that have been specifically designed to leverage this sales and distribution model.

We also provide fee-based services to our mortgage lender and servicer clients in the creditor placed homeowners insurance administration area. As a result of our efficiency in handling their back-office functions, the vast majority of our mortgage lender and servicing clients outsource their insurance processing to us.

The second largest program within the Specialty Property division is manufactured home insurance. Manufactured housing insurance programs are marketed predominantly through three channels. Our primary channel is via collateral tracking and creditor placed mobile owners insurance placement and administration services for manufactured housing lenders. We also offer our voluntary products through the nation’s leading manufactured housing retailers. These retailers use our proprietary premium rating technology, which allows retailers the opportunity to sell property coverages at the point-of-sale. Lastly, independent specialty agents distribute our products to individuals subsequent to new home purchases. We have direct access to manufacturers, retailers, and financial institutions and consistently strive to provide a comprehensive solution that requires minimal client resources.

Our Specialty Property division acts as an administrator for the Federal Government under the National Flood Insurance program for which we earn a fee for collecting premiums and processing claims. This is a public flood insurance program and is restricted as to rates, underwriting, coverages and claims management procedures. Specialty Property does not assume any underwriting risk with respect to this program. Additionally, there is a smaller separate flood insurance program that we underwrite.

Our Specialty Property division also offers other property coverages, which include physical damage insurance for dwelling fire for renters and owners, specialty automobile, personal watercraft and motorcycles. These products are marketed primarily through agents and operate in a competitive environment.

The Consumer Protection division offers a broad array of products including credit insurance programs, debt protection services, product warranties and extended service contracts. Our objective is to market these products through a top-tier network of financial and retailing partners. This division provides our clients’ customers with products that offer protection from the life events and uncertainties that arise in purchasing and borrowing transactions thereby providing the consumer peace of mind. Credit insurance and debt protection programs generally offer a consumer a convenient option to protect a credit card balance or installment loan in the event of death, involuntary unemployment or disability and are generally available to all consumers without the underwriting restrictions that apply to term life insurance. Debt protection products are offered by the client to their customers and are not insurance products. We provide administrative services such as marketing support, customer service and benefit activation. Warranties and extended service contracts give a customer extended coverage beyond the base warranties offered by the manufacturer. These products are offered domestically and in selected international markets.

We provide credit insurance programs for many financial institutions, consumer finance companies and other institutions that are involved in consumer lending transactions. Revenues are generated in the form of direct written premium. Credit insurance revenues are primarily generated through lenders who originate installment loans, credit cards, lines of credit and real estate secured loans.

Due to an increasingly restrictive domestic regulatory environment and the shift to debt deferment products by financial institutions, we have experienced a reduction in written premium generated in the credit insurance market. Consequently, the largest credit card issuing institutions have migrated from credit insurance towards debt protection programs. Therefore, we have worked with our clients to offer alternative products such as debt deferment and protection services.

Debt protection agreements protect consumers from the inability to meet their obligations due to events such as death, disability and involuntary unemployment. Debt protection is not an insurance product, but rather a service that is voluntarily added by retail customers as an addendum to a loan. These administrative services we perform on behalf of the lender generate fee income rather than the earned premiums that a credit insurance policy generates. Margins on debt protection administration business are lower than traditional credit insurance programs. However, because debt protection is not an insurance product, certain costs, such as regulatory costs and costs of capital, are reduced.

We also provide administrative services for warranties and extended service contracts and underwrite and offer service contracts. Typically, through partnerships with retail industry leaders, we market these contracts to consumers to provide coverage on appliances, consumer electronics, personal computers, cellular phones, automobiles and recreational vehicles. These contracts serve to protect consumers from losses incurred due to product failures. We pay the cost of repairing or replacing customers’ property in the event of damages due to mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to seamlessly provide our clients with all aspects of the warranty or extended service contract, including program design and marketing strategy. We provide technologically advanced administration, claims handling and customer service. We believe that we maintain a differentiated position in the marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

We have extensive experience in risk management in the extended service contract and warranty areas and utilize an integrated model to address the complexities of pricing, marketing, training, risk retention and client service. We have agreements with major manufacturing and distribution partners and have set up repair networks to assist clients in quickly getting their customers’ automobiles and equipment back in the field, thereby minimizing claim expense.

We currently operate in selected international markets as well. These markets include Canada, the United Kingdom, Denmark, Germany, Argentina, Brazil, Puerto Rico and Mexico. In these markets, we primarily sell extended service contracts and credit insurance products through agreements with financial institutions, retailers and cellular-phone companies. Although there has been shrinkage in the domestic credit insurance market, the international markets are experiencing growth in credit insurance business. Expertise gained in the domestic credit insurance market has helped us to leverage our administrative infrastructure as we expand internationally. Systems, training, computer hardware and the overall market development approach have been customized to fit the particular needs of the targeted international markets.

Marketing and Distribution

Our marketing strategy is to establish relationships with institutions that are leaders in their chosen markets. Assurant Solutions markets its insurance programs and administration services directly to large financial institutions, mortgage lenders and servicers, credit card issuers, finance companies, automobile and recreational vehicle dealers, consumer electronics retailers, manufactured housing lenders and dealers and vertically integrated builders and other institutions.

We enter into distribution agreements, most of which are exclusive. Typically, these agreements have terms of one to five years and permit the development of integrated systems through cooperation with clients. The high level of integration permits our information systems to interface with our clients’ systems in order to exchange information in an almost real-time environment. We have maintained long-standing relationships with clients, which allows us to access numerous potential policyholders. We tailor our products to directly meet the needs of our clients and targeted market segments. We maintain a dedicated sales force that implements a multiple step business development methodology for contacting, negotiating and consummating business relationships with new clients. Additionally, we maintain a specialized consumer acquisition marketing services group that manages direct marketing efforts on behalf of our clients.

Underwriting and Risk Management

Assurant Solutions and its predecessors have over 50 years of experience in providing specialty insurance programs. We maintain extensive proprietary actuarial databases and utilize catastrophe models that we believe enable us to better identify and quantify the expected loss experience of particular products. These models, together with continuous client interaction and market intelligence, are employed in the design of our innovative products and the establishment of rates.

We have a disciplined approach to the management of our Specialty Property product lines. We monitor pricing adequacy on a product by region, state, risk and producer. We proactively seek to make timely commission, premium and coverage modifications, subject to regulatory considerations, where we determine them to be appropriate. In addition, we maintain a segregated risk management area which concentrates on catastrophic exposure management, the adequacy and pricing of reinsurance coverage and continuous analytical review of risk retention and subsequent profitability in the property lines. Our creditor placed homeowners insurance line is unique in that it is not underwritten on an individual basis, as our contracts with our clients require that we automatically issue these policies, after notice, when a homeowners policy lapses or is terminated. These products are priced after factoring in this inherent underwriting risk. For the lines where there is exposure to catastrophes (e.g., homeowners policies), we monitor and manage our aggregate risk exposure by geographic area and, when appropriate, enter into reinsurance contracts to manage our exposure to catastrophic events. Additionally, in the event of a catastrophic loss, we have the mechanism in place to reinstate, as needed, reinsurance coverages for protection from potential subsequent catastrophic events within the policy year.

A significant portion of Assurant Solutions’ Consumer Protection contracts are written on a retrospective commission basis, which permits Assurant Solutions to adjust commissions based on claims experience. Under this commission arrangement, as permitted by law, compensation to the financial institutions and other clients is predicated upon the actual losses incurred compared to premiums earned after a specific net allowance to Assurant Solutions. We believe that this aligns our clients’ interests with ours and helps us to better manage risk exposure. A distinct characteristic of our credit insurance and debt deferment programs is that the majority of these products have relatively low exposures per incident. This is because policy size is equal to the size of the installment loan or credit card balance. Thus, catastrophic loss severity for most of this business is low relative to insurance companies writing more traditional lines of property insurance.

In Assurant Solutions, our claims processing is automated and combines the efficiency of centralized claims handling, customer service centers and the flexibility of field representatives. This flexibility adds savings and efficiencies to the claims-handling process. Our claims department also provides continuous automated feedback to the underwriting team to help with risk assessment and pricing. In our Specialty Property division, we have both automated claims processing and field representatives, both internal and independent, who manage the claims process on the ground as needed. Our strategy of expanding the use of internal adjusters has resulted in more efficient claim settlement both in terms of responsiveness and losses per case.

Assurant Health

Assurant Health, which we began operating in 1978, is a writer of individual and short-term major medical health insurance. We also provide small employer group health insurance to employer groups primarily of two to fifty employees in size, and health insurance plans to full-time college students. We serve about one million people throughout the United States. Our focus is on consumer choice health care, which empowers consumers to take control of their health care purchasing decisions. Products such as our High Deductible plans, HSA and Health Reimbursement Accounts (“HRA”) are all gaining wide acceptance from both individuals and employer groups alike. In 2005, we also introduced our RightStart product, a lower cost product designed for the under- and un-insured population. These products represent Assurant’s attempt to help create a freer market that will help to mitigate the rising costs of health care, promote innovation, expand choice, and increase access to better medical care.

Products and Services

Individual Health Insurance Products. Assurant Health’s individual health insurance products are sold to individuals, primarily between the ages of 18 and 64 years, and their families who do not have employer-sponsored coverage. We emphasize the sale of individual products through associations and trusts that act as the master policyholder for such products. Our association and trust products offer greater flexibility in pricing, underwriting and product design compared to products sold directly to individuals on an individual policy basis.

Substantially all of the individual health insurance products we sell are PPO plans, which offer members the ability to select any health care provider, with benefits reimbursed, or to add an HSA or HRA option with their high deductible health plan. Coverage is typically subject to co-payments or deductibles and coinsurance, with the total benefit for covered services limited by lifetime policy maximums. These plans often include inpatient pre-certification and benefits for preventative services. These products are individually underwritten, taking into account the member’s medical history and other factors, and consist primarily of major medical insurance that renews on an annual basis. The remaining products we sell are indemnity, or fee-for-service, plans. Indemnity plans offer a member the ability to select any health care provider for covered services.

Assurant Health markets additional products to the individual market: short-term medical insurance and student health coverage plans. The short-term medical insurance product is designed for individuals who are between jobs or seeking interim coverage before their major medical coverage becomes effective. Short-term medical insurance products are generally sold to individuals with gaps in coverage for twelve months or less. Student health coverage plans are medical insurance plans sold to full-time college students who are not covered by their parents’ health insurance, are no longer eligible for dependant coverage, or are seeking a more comprehensive alternative to a college-sponsored plan.

Small Employer Health Insurance Products. Our small employer market primarily includes companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2005, our average group size was approximately five employees. In the case of our small employer group health insurance, we underwrite the entire group and examine the medical risk factors of the individual groups for pricing purposes. Substantially all of the small employer health insurance products that we sold in 2005 and 2004 were PPO products. We offer HRAs, which are employer-funded accounts provided to employees for reimbursement of qualifying medical expenses, as well as HSAs to both individuals and small employer groups. We also offer certain ancillary products to meet the demands of small employers for life insurance, short-term disability insurance and dental insurance.

Marketing and Distribution

Our health insurance products are principally marketed to an extensive network of independent agents by Assurant Health distributors. We also market our products to individuals through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. In addition, we market our products through NorthStar Marketing, a wholly owned affiliate that proactively seeks business directly from independent agents. Since 2000, Assurant Health has had an exclusive national marketing agreement with a major mutual insurance company, pursuant to which their captive agents market Assurant Health’s individual health products. Captive agents are representatives of a single insurer or group of insurers who are obligated to submit business only to that insurer, or at a minimum, give that insurer first refusal rights on a sale. The term of this agreement will expire in June 2008, but may be extended if agreed to by both parties. We also have a solid relationship with a well known association. Through Assurant Health’s agreement with this well known association’s administrator, we provide many of our individual health insurance products. The term of the agreement with this administrator will expire in September 2006, but will be automatically extended for an additional two-year term unless prior notice of a party’s intent to terminate is given to the other party. Assurant Health also has had a long-term relationship with a national marketing organization with more than 50 offices. Short-term medical insurance plans are also sold through the internet by Assurant Health and numerous direct writing agents.

Underwriting and Risk Management

Assurant Health’s underwriting and risk management capabilities include pricing discipline, policy underwriting, renewal optimization, development and retention of provider networks, and claims processing.

In establishing premium rates for our health care plans, we use underwriting criteria based upon our accumulated actuarial data, with adjustments for factors such as claims experience and member demographics to evaluate anticipated health care costs. Our pricing considers the expected frequency and severity of claims and the costs of providing the necessary coverage, including the cost of administering policy benefits, sales and other administrative costs. State rate regulation significantly affects pricing. Our health insurance operations are subject to a variety of legislative and regulatory requirements and restrictions covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving a health insurer’s proposed rates. In addition, the Health Insurance Portability and Accountability Act of 1996 requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups, and limits exclusions based on existing conditions.

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

Assurant Health retains provider networks through a variety of relationships, which include leased networks that contract directly with individual health care providers, proprietary contracts, and Private Health Care Systems, Inc. (“PHCS”). PHCS is a national private company that maintains a provider network, and has a staff solely dedicated to provider relations. Assurant Health was a co-founder of PHCS.

We utilize a broad range of focused traditional cost containment and care management processes across our various product lines to manage risk and to lower costs. These include case management, disease management and pharmacy benefits management programs.

Effective July 1, 2003, Assurant Health transitioned its pharmacy benefits management function to Medco Health Solutions, formerly known as Merck-Medco. Medco Health Solutions has established itself as a leader in its industry with almost 60,000 participating retail pharmacies nationwide and its extensive mail-order service. Through Medco Health Solutions’ advanced technology platforms, Assurant Health is able to access information about customer utilization patterns on a timelier basis to improve its risk management capabilities. In addition to the technology-based advantages, Medco Health Solutions allows us to purchase our pharmacy benefits at competitive prices. Our agreement with Medco Health Solutions expires June 30, 2007. Assurant Health also utilizes co-payments and deductibles to reduce prescription drug costs.

Assurant Employee Benefits

Assurant Employee Benefits, which we began operating with the acquisition of Mutual Benefit Life Group Division in 1991, markets employer-sponsored group life, disability and dental insurance and managed care products, primarily to small-to-medium size employer groups with 500 or fewer employees.

We believe that the marketplace of small-to-medium size employers offers significant long-term opportunity for a carrier strategically focused on its unique needs, thus this market is the core of our business. Long-term success in this market is dependent upon a carrier’s ability to underwrite and service many smaller accounts efficiently and profitably. Our administrative systems and processes are structured to allow us flexibility in efficiently customizing products for large numbers of diverse smaller employers. While our emphasis is on small-to-medium size employers, we are willing to write cases with more than 500 eligible employees when they meet our risk and profitability profile.

Trends in the U.S. employment market and, in particular, the cost of medical benefits, continue to lead increasing numbers of employers to offer new and existing benefits on a voluntary, or employee-paid basis. Each of our principal product lines includes plans available on a voluntary basis, as well as plans where the employer and employee share responsibility for the payment of premiums. We continue to enhance our voluntary product portfolio, and in 2005 we launched an educational campaign designed to promote our voluntary offerings with select employee benefits brokers. In late 2005 we realigned our sales organization in order to give more of our sales representatives access to our voluntary product lines.

Competition for the sale and retention of our customers comes primarily from other insurers and managed dental care companies. We compete primarily through our array of product offerings, the manner in which we market and sell our products, and through our service to customers. Our broad portfolio of products and flexible rating and administrative systems enable us to tailor our benefit packages to meet the needs and budgets of our customers. While pricing is a significant factor in purchase decisions in our markets, we strive to limit the impact of customer price sensitivity by customizing our offerings.

Products and Services

Group Dental. Success in the group dental business requires strong provider network development and management, a focus on expense management and a claim system capable of efficiently and accurately adjudicating high volumes of transactions. These success factors are the cornerstone of our dental business.

Dental benefit plans provide funding for necessary or elective dental care. Customers may select a traditional indemnity arrangement, a PPO arrangement, or a prepaid or managed care arrangement. Coverage is subject to deductibles, coinsurance and annual or lifetime maximums. In a prepaid plan, members must use participating dentists in order to receive benefits.

In addition to fully insured and managed care dental benefits, we offer Administrative Services Only (“ASO”) for self-funded dental plans. Under the ASO arrangement, an employer or plan sponsor pays a fee for us to provide administrative services.

Group Disability Insurance. Group disability insurance provides partial replacement of lost earnings for insured employees who become disabled as defined by their plan provisions. Our group disability products include both short- and long-term disability coverage options. We also reinsure disability policies written by other carriers through our subsidiary Disability RMS.

Group long-term disability insurance provides income protection for extended work absences due to sickness or injury. Most policies commence benefits following 90- or 180-day waiting periods, with benefits limited to specified maximums as a percentage of income. Group short-term disability insures temporary loss of income due to injury or sickness, and often provides benefits immediately for disabilities caused by accidents or after one week for disabilities caused by sickness.

Group Term Life Insurance. Group term life insurance provided through the workplace provides financial coverage in the event of premature death. Accidental death and dismemberment (“AD&D”) as well as coverage for spouses, children or domestic partners is also available. Insurance consists primarily of renewable term life insurance with the amount of coverage either a flat amount, a multiple of the employee’s earnings, or a combination of the two.

Marketing and Distribution

Our insurance and managed care products are distributed through a group sales force strategically positioned in 35 U.S. offices located near major metropolitan areas. These company employees distribute our products and services through independent employee benefits advisors, including brokers and other intermediaries, and are compensated through a salary and incentive package. Daily account management is provided through the local sales office, further supported by one of four regional sales service centers and a home office customer relations department. Compensation to brokers is generally provided at the time of sale, and in some cases includes a performance incentive, based on volume and retention of business.

Marketing efforts concentrate on the identification of our target customers’ benefit needs, the development of tailored products and services to meet those needs, alignment of our Company with select high-potential brokers and other intermediaries who value our approach to the market, and the promotion of the Assurant Employee Benefits’ brand.

Disability RMS, our wholly owned subsidiary, provides reinsurance to other carriers wanting to supplement their core product offerings with a turnkey group disability insurance solution. Services are provided for a fee and may include product development, state insurance regulatory filings, underwriting, claims management or any of the other functions typically performed by an insurer’s back office. The risks written by Disability RMS’ various clients are reinsured into a pool, with the clients generally retaining shares ranging from 0% to 50% of the risk. Because Disability RMS’ clients operate in niches not often reached through our traditional distribution, our participation in the pools enables us to reach new customers.

Underwriting and Risk Management

The pricing of our products is based on the expected cost of benefits, calculated using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features. Group underwriting takes into account demographic factors such as age, gender and occupation of members of the group as well as the geographic location and concentration of the group. Some policies limit the payment of benefits for certain defined or pre-existing conditions, or in other ways seek to limit the risk from anti-selection. Our block of business is highly diversified by industry and geographic location, which serves to limit some of the risks associated with changing economic conditions.

Claims management focuses on facilitating positive return-to-work through a supportive network of services that may include physical therapy, vocational rehabilitation, and workplace accommodation. In addition to claims specialists, we also employ or contract with a staff of doctors, nurses and vocational rehabilitation specialists, and use a broad range of additional outside medical and vocational experts for independent evaluations and local vocational services. Our dental business uses a highly automated claims system focused on rapid handling of claims.

Assurant PreNeed

Assurant PreNeed, which we began operating with the acquisition of United Family Life Insurance Company in 1980, is the market leader in Canada in pre-funded funeral insurance and with our acquisition of AMLIC in 2000, we became the sole provider of pre-funded funeral insurance for SCI. SCI is the largest funeral provider in North America based on total revenues. This relationship is governed by an exclusive ten-year marketing agreement, which commenced on October 1, 2000. Pre-funded funeral insurance provides whole life insurance death benefits or annuity benefits used to fund costs incurred in connection with pre-arranged funerals. An annuity is a contract that provides for periodic payments to an annuitant for a specified period of time. In the case of annuities sold by Assurant PreNeed, all the benefits under the contract are generally paid out at the death of the purchaser of the annuity. We distribute our pre-funded funeral insurance products through two separate channels, our Independent—Canada channel and our AMLIC channel. Our pre-funded funeral insurance products provide benefits to cover the costs incurred in connection with pre-arranged funeral contracts and are distributed primarily through funeral homes and sold mainly to consumers over the age of 65, with an average issue age of 73. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the United States and as annuity products in Canada. In November 2005, we sold the US Independent distribution to Forethought Life Insurance Company to allow further focus on our growth areas of expanding the Independent—Canada and AMLIC channels.

Growth in preneed sales has been traditionally driven by distribution with a high correlation between new sales of pre-funded funeral insurance and the number of preneed counselors or enrollers marketing the product and expansion of sales and marketing capabilities. In addition, as alternative distribution channels are identified, such as targeting affinity groups and employers, we believe growth in this market could accelerate. We believe that the preneed market is characterized by an aging population combined with low penetration of the over-65 market.

In Assurant PreNeed, our strategy in the Independent-Canada channel is to increase sales by broadening our distribution relationships. Through our general agency system, we provide programs and a sales force for our funeral firm clients that increase their local market share. Through our AMLIC channel, our strategy is to reduce SCI’s cost to sell and manage its preneed operation. We integrate our processes for managing SCI’s insurance production into its process for managing its preneed business. Additionally, in keeping with our goal of aligning SCI’s interest with ours, our arrangement with SCI is commission-based; however, we compensate SCI with an escalating production-based commission, with a defined maximum.

Products

Pre-Funded Funeral Insurance Policies. Pre-funded funeral insurance provides whole life insurance death benefits or annuity benefits to fund the costs incurred in connection with pre-arranged funeral contracts, or, in a minority of situations, pre-arranged funerals without a pre-arranged funeral contract. Pre-arranged funeral costs typically include funeral firm merchandise and services. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the United States. In Canada, our pre-funded funeral insurance products are typically structured as annuity contracts for single lump-sum business and whole life contracts for multi-payment polices. Consumers have the choice of making their policy payments as a single lump-sum payment or through multi-payment plans that spread payments out over a period of time. A pre-arranged funeral contract is an arrangement between a funeral firm and an individual whereby the funeral firm agrees to perform the selected funeral upon the individual’s death. The consumer then purchases an insurance policy intended to cover the cost of the pre-arranged funeral, and the funeral home generally becomes the irrevocable assignee, or, in certain cases, the beneficiary, of the insurance policy proceeds. However, the insured may name a beneficiary other than the funeral home. The funeral home agrees to provide the selected funeral at death in exchange for the policy proceeds. Because the death benefit under many of our policies is designed to grow over time, the funeral firm that is the assignee of such a policy has managed some or all of its funeral inflation risk. We do not provide any funeral goods and services in connection with our pre-funded funeral insurance policies; these policies pay death benefits in cash only.

Marketing and Distribution

We currently distribute our pre-funded funeral insurance products through two distribution channels: the Independent—Canada channel, which distributes through independent and corporate funeral homes and selected third-party general agencies, and our AMLIC channel, which distributes through an exclusive relationship with SCI in North America. Our policies are sold by licensed insurance agents or enrollers who, in some cases, may also be a funeral director.

Risk Management

Assurant PreNeed generally writes whole life insurance policies with increasing death benefits and obtains the majority of its profits from interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we monitor the movement in new money yields and monthly evaluate our actual net new achievable yields. This information is used to evaluate rates to be credited on applicable new and in force pre-funded funeral insurance policies and annuities. In addition, we review asset benchmarks and perform asset/liability matching studies to develop the optimum portfolio to maximize yield and reduce risk.

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

Many of our pre-funded whole-life funeral insurance policies have increasing death benefits. As of December 31, 2005, approximately 84% of Assurant PreNeed’s in force insurance policy reserves relate to policies that provide for death benefit growth, some of which provide for minimum death benefit growth pegged to changes in the Consumer Price Index (“CPI”). Policies that have rates guaranteed to change with the CPI represented approximately 12% of Assurant PreNeed’s reserves as of December 31, 2005. We have employed risk mitigation strategies to seek to minimize our exposure to a rapid increase in inflation.

Ratings

Rating organizations continually review the financial position of insurers, including our insurance subsidiaries. Insurance companies are assigned financial strength ratings by independent rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies and are an important factor in establishing the competitive position of insurance companies. Most of our active domestic operating insurance subsidiaries are rated by A.M. Best. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “S” (Suspended). Six of our domestic operating insurance subsidiaries are also rated by Moody’s. In addition, seven of our domestic operating insurance subsidiaries are rated by S&P.

All of our domestic operating insurance subsidiaries rated by A.M. Best have financial strength ratings of A (“Excellent”), which is the second highest of ten ratings categories and the highest within the category based on modifiers (i.e., A and A- are “Excellent”), or A- (“Excellent”), which is the second highest of ten ratings categories and the lowest within the category based on modifiers.

The Moody’s financial strength rating for six of our domestic operating insurance subsidiaries is A2 (“Good”), which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A1, A2 and A3 are “Good”).

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

Employees

As of March 1, 2006, we had approximately 12,000 employees. In Assurant Solutions, we have employees in Brazil, Mexico and Argentina who are represented by labor unions. None of our other employees are subject to collective bargaining agreements governing employment with us or represented by labor unions.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our Directors and Officers and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Securities and Exchange Commission (“SEC”) website at www.sec.gov. These documents are also available free of charge through our website at www.assurant.com.

Item 1A. Risk Factors

Risks Related to Our Company

Our income and profitability may decline if we are unable to maintain our relationships with significant clients, distributors and other parties important to the success of our business.

Our relationships and contractual arrangements with significant clients, distributors and other parties with whom we do business are important to the success of our business segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with several mortgage lenders and servicers, retailers, third party administrators, credit card issuers and other financial institutions through which we distribute our products. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well known association through which we provide many of our individual health insurance products. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. In Assurant PreNeed, we have an exclusive distribution relationship with SCI, relating to the distribution of pre-funded funeral insurance policies. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

Although we believe we have generally been successful in maintaining our client, distribution and associated relationships, if these parties decline to renew or seek to terminate these arrangements or seek to renew these contracts on terms less favorable to us, our results of operations and financial condition could be materially adversely affected. For example, a loss of one or more of the discount arrangements with PPOs could lead to higher medical or dental costs and/or a loss of members to other medical or dental plans. In addition, we are subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if one or more of our clients or distributors consolidate or align themselves with other companies, we may lose business or suffer decreased revenues.

Sales of our products and services may be reduced if we are unable to attract and retain sales representatives or develop and maintain distribution sources.

We distribute our insurance products and services through a variety of distribution channels, including independent employee benefits specialists, brokers, managing general agents, life agents, financial institutions, mortgage lenders and servicers, retailers, funeral directors, association groups and other third-party marketing organizations.

Our relationships with these various distributors are significant both for our revenues and profits. We generally do not distribute our insurance products and services through captive or affiliated agents. In Assurant Health, we depend in large part on the services of independent agents and brokers and on associations in the marketing of our products. In Assurant Employee Benefits, independent agents and brokers who act as advisors to our customers market and distribute our products. Strong competition exists among insurers to form relationships with agents and brokers of demonstrated ability. We compete with other insurers for sales representatives, agents and brokers primarily on the basis of our financial position, support services, compensation and product features. Independent agents and brokers are typically not exclusively dedicated to us, but instead usually also market the products of our competitors. Therefore, by relying on independent agents and brokers to distribute products for us, we face continued competition from our competitors’ products. Moreover, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment. Recently, both the marketing of health insurance through association groups and broker compensation arrangements have come under increased scrutiny. An interruption in, or changes to, our relationships with various third-party distributors or our inability to respond to regulatory changes that threaten to disrupt our distribution processes could impair our ability to compete and market our insurance products and services that could cause a material adverse effect on our results of operations and financial condition.

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

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. These conditions include economic cycles such as insurance industry cycles, levels of employment, levels of consumer lending, levels of inflation and movements of the financial markets.

Fluctuations in interest rates, monetary policy, demographics, and legislative and competitive factors also influence our performance. Our expansion into foreign countries may result in similar risks, including currency fluctuations, unstable political climates, and governmental and competitive factors. During periods of economic downturn:

•	individuals and businesses may choose not to purchase our insurance products and other related products and services, may terminate existing policies or contracts or permit them to lapse, may choose to reduce the amount of coverage purchased or, in Assurant Employee Benefits and in small group employer health insurance in Assurant Health, may have fewer employees requiring insurance coverage due to reductions in their staffing levels;

•	new disability insurance claims on other specialized insurance products tend to rise;

•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment levels; and

•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits.

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

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Reserves, whether calculated under accounting principles generally accepted in the United States of America (“GAAP”) or Statutory Accounting Principles (“SAP”), do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. In addition, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

We may be unable to accurately predict benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition.

Our profitability could vary depending on our ability to predict benefits, claims and other costs, including medical and dental costs, and predictions regarding the frequency and magnitude of claims on our disability and property coverages. It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts. Utilization review is a review process designed to control and limit medical expenses, which includes, among other things, requiring certification for admission to a health care facility and cost-effective ways of handling patients with catastrophic illnesses. Claims management entails the use of a variety of means to mitigate the extent of losses incurred by insureds and the corresponding benefit cost, which includes efforts to improve the quality of medical care provided to insureds and to assist them with vocational services. Our ability to predict and manage costs and claims, as well as our business, results of operations and financial condition may be adversely affected by changes in health and dental care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment, economic factors, the occurrence of catastrophes and increased construction and repair related costs.

The judicial and regulatory environments, changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. The aging of the population, other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our results of operations and financial condition.

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

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability.

Our investment portfolio may suffer reduced returns or losses that could reduce our profitability.

Investment returns are an important part of our overall profitability and significant fluctuations in the fixed income market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Our net investment income and net realized gains on investments collectively accounted for approximately 9% of our total revenues during the years ended December 31, 2005 and December 31, 2004. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information on our investment portfolio and related risks.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of some of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 75% of the fair value of our total investments as of December 31, 2005 and 77% as of December 31, 2004. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information on the effect of fluctuations in interest rates.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because substantially all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our balance sheet. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments. As of December 31, 2005, mortgage-backed and other asset-backed securities represented 1,492,684, or 10%, of the fair value of our total investments.

We employ asset/liability management strategies to reduce the adverse effects of interest rate volatility and to ensure that cash flows are available to pay claims as they become due. Our asset/liability management strategies include asset/liability duration management, structuring our bond and commercial mortgage loan portfolios to limit the effects of prepayments and consistent monitoring of, and appropriate changes to, the pricing of our products.

Asset/liability management strategies may fail to eliminate or reduce the adverse effects of interest rate volatility, and no assurances can be given that significant fluctuations in the level of interest rates will not have a material adverse effect on our results of operations and financial condition.

In addition, our pre-funded funeral insurance policies are generally whole life insurance policies with increasing death benefits. In extended periods of declining interest rates or high inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment earnings that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Inflation Risk” for additional information.

Assurant Employee Benefits calculates reserves for long-term disability and life waiver of premium claims using net present value calculations based on current interest rates at the time claims are funded and expectations regarding future interest rates. Waiver of premium refers to a provision in a life insurance policy pursuant to which an insured with a disability that lasts for a specified period no longer has to pay premiums for the duration of the disability or for a stated period, during which time the life insurance coverage provides continued coverage. If interest rates decline, reserves for open and/or new claims in Assurant Employee Benefits would need to be calculated using lower discount rates thereby increasing the net present value of those claims and the required reserves. Depending on the magnitude of the decline, this could have a material adverse effect on our results of operations and financial condition. In addition, investment income may be lower than that assumed in setting premium rates.

Our investment portfolio is subject to credit risk.

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and preferred stocks. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2005, fixed maturity securities represented 72% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

The Company currently invests in a small amount of equity securities (approximately 5% of the fair value of our total investments as of December 31, 2005). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of principal than our fixed maturity investments.

In addition, while currently we do not utilize derivative instruments to hedge or manage our interest rate or equity risk, we may do so in the future. Derivative instruments generally present greater risk than fixed income investments or equity investments because of their greater sensitivity to market fluctuations. Since August 1, 2003, we have been utilizing derivative instruments to manage the exposure to inflation risk created by our pre-funded funeral insurance policies that are tied to the CPI. However, we would not be protected by the derivative instruments if there were a sharp increase in inflation on a sustained long-term basis which could have a material adverse effect on our results of operations and financial condition.

Our commercial mortgage loans and real estate investments subject us to liquidity risk.

Our commercial mortgage loans on real estate investments (which represented approximately 10% of the fair value of our total investments as of December 31, 2005) are relatively illiquid, thus increasing our liquidity risk. In addition, if we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

The risk parameters of our investment portfolio may not target an appropriate level of risk, thereby reducing our profitability and diminishing our ability to compete and grow.

We seek to earn returns on our investments to enhance our ability to offer competitive rates and prices to our customers. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each of our business segments. However, if we do not succeed in targeting an appropriate overall risk level for our investment portfolio, the return on our investments may be insufficient to meet our profit targets over the long term, thereby reducing our profitability. If, in response, we choose to increase our product prices to maintain profitability, we may diminish our ability to compete and grow.

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

Our insurance operations expose us to claims arising out of catastrophes, particularly in our homeowners, life and other personal business lines. We have experienced, and expect in the future to experience, catastrophe losses that may materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, severe winter weather, fires and epidemics, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. The frequency and severity of catastrophes are inherently unpredictable. Catastrophe losses can vary widely and could significantly exceed our recent historic results. It is possible that both the frequency and severity of man-made catastrophes will increase and that we will not be able to implement exclusions from coverage in our policies or obtain reinsurance for such catastrophes.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most of our catastrophe claims in the past have related to homeowners and other personal lines coverages, which, for the year ended December 31, 2005, represented approximately 27% of our net earned premiums in our Assurant Solutions segment. In addition, as of December 31, 2005, approximately 37% of the insurance in force in our homeowners and other personal lines related to properties located in California, Florida and Texas. As a result of our creditor-placed homeowners insurance product, which automatically provides coverage against an insured’s property being destroyed or damaged by various perils, our concentration in these areas may increase in the future. If other insurers withdraw coverage in these or other states, this may lead to adverse selection and increased utilization of our creditor-placed homeowners insurance in these areas and may negatively impact loss experience. Adverse selection refers to the process by which an applicant who believes himself to be uninsurable, or at greater than average risk, seeks to obtain an insurance policy at a standard premium rate. Claims resulting from natural or man-made catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophes in the future.

Pre-tax catastrophe losses in excess of $1,000 (before the benefits of reinsurance) that we have experienced in recent years include:

•	total losses of approximately $344,000 incurred through December 31, 2005, in connection with Hurricanes Dennis, Katrina, Ophelia, Rita and Wilma. Total reinsurance recoveries related to these events were approximately $296,000;

•	total losses of approximately $125,000 incurred through December 31, 2004, in connection with the four Florida hurricanes. Total reinsurance recoveries related to these events were approximately $34,000; and

•	total losses of approximately $30,000 incurred in 2003 in connection with various catastrophes caused by windstorms, hailstorms and tornadoes, Hurricane Isabel and the California wildfires.

No liquidation in investments was required in connection with these catastrophes as the claims were paid from current cash flow, cash on hand or short-term investments.

In addition, our group life and health insurance operations could be materially impacted by catastrophes such as a terrorist attack, a natural disaster, a pandemic or an epidemic that causes a widespread increase in mortality or disability rates or that causes an increase in the need for medical care. Losses due to these types of catastrophes would not generally be covered by reinsurance in these lines of business and could have a material adverse effect on our results of operations and financial condition. In addition, with respect to our pre-funded funeral insurance policies, the average age of policyholders is in excess of 73 years. This group is more susceptible to certain epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.

Some of our business segments may also face the loss of premium income due to a large scale business interruption caused by a catastrophe combined with legislative or regulatory reactions to the event. For example, following recent hurricanes, several states suspended premium payment or precluded insurers from canceling coverage in defined areas. While the premium uncollected was immaterial in 2005, a more serious catastrophe combined with a similar legislative or regulatory response could materially impact our ability to collect premiums in connection with our liabilities and thereby have a material adverse effect on our results of operations and financial condition.

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

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Beginning in late 2001, reinsurance for certain types of catastrophes became generally unavailable in some of our business or, where and to the extent available, much more expensive. Due to these changes in the reinsurance market, our exposure to the risk of significant losses from natural or man-made catastrophes may hinder our ability to write future business.

As part of our business, we have reinsured certain life, property and casualty and health risks to reinsurers. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable to the insured as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Due to insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis.

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

In the past, we have sold businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our FFG division to The Hartford and in 2000 we sold our long term care division to John Hancock. Most of the general account assets backing reserves coinsured with The Hartford and John Hancock are held in trusts that could aid in protecting us financially if The Hartford or John Hancock were to fail. However, such trusts have varying provisions regarding how fully funded they are required to be and how often they must be restored to such funded status. Therefore, protection from the trusts is only existent to the extent the coinsurance trusts are funded at the time of reinsurer default. Aside from the coinsurance, a portion of the assets backing FFG general account reserves and all of the FFG separate accounts remain on our balance sheet pursuant to modified coinsurance arrangements. In addition to the financial risk, we have the additional risk of becoming responsible for administering these businesses in the event of a default by either reinsurer. We do not have the administrative systems and capabilities to process this business today. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

Due to the structure of our commission program, we are exposed to the credit risk of some of our agents in Assurant PreNeed and our clients in Assurant Solutions.

We advance agents’ commissions as part of our pre-funded funeral insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. As a result of the sale of the Independent-United States distribution channel, Assurant PreNeed will incur losses or advances from agents who have been terminated and are unable to repay their obligation. Assurant PreNeed also has a very large producer of these pre-funded funeral insurance products which, if it were unable to fulfill its payback obligations, could have an adverse effect on our results of operations and financial condition.

In addition, we are subject to the credit risk of the clients and/or agents with which we contract in Assurant Solutions. If these parties fail to remit payments owed to us or pass on payments they collect on our behalf, it could have an adverse effect on our results of operations.

A further decline in the manufactured housing market may adversely affect our results of operations and financial condition.

The manufactured housing industry has experienced a significant decline in both shipments and retail sales in the last seven years. The downturn in the manufactured housing industry is a result of several factors, including the impact of repossessions, reduced resale values, and consolidations of manufacturers, dealers and lenders of manufactured housing. In the year ended December 31, 2005, our sales of homeowners policies in the manufactured housing sector comprised 8% of Assurant Solutions’ net written premiums. If these downward trends continue, our results of operations and financial condition may be adversely affected.

The financial strength of our insurance company subsidiaries is rated by A.M. Best, Moody’s, and S&P, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Most of our domestic operating insurance subsidiaries are rated by A.M. Best. Six of our domestic operating insurance subsidiaries are rated by Moody’s and seven of our domestic operating insurance subsidiaries are rated by S&P. The ratings reflect A.M. Best’s, Moody’s, and S&P’s opinions of our subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. The ratings are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. For more information on the specific A.M. Best, Moody’s, and S&P ratings of our domestic operating insurance subsidiaries, see “Item 1—Business—Ratings.”

If our ratings are reduced from their current levels by A.M. Best, Moody’s, or S&P, or placed under surveillance or review with possible negative implications, our competitive position in the respective insurance industry segments could suffer and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies.

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

Contracts representing approximately 22% of Assurant Solutions’ net earned premiums and fee income for the year ended December 31, 2005, contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts if the subsidiaries’ ratings fall below these minimum acceptable levels. Under our ten-year marketing agreement with SCI, AMLIC, one of our subsidiaries in the Assurant PreNeed segment, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

The failure to effectively maintain and modernize our information systems could adversely affect our business.

Our business is dependent upon the ability to keep up to date with technological advances. This is particularly important in Assurant Solutions, where our systems, including our ability to keep our systems integrated with those of our clients, are critical to the operation of our business. If we do not update our systems to reflect technological advancements or protect our systems, our relationships and ability to do business with our clients may be adversely affected.

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. We must commit significant resources to maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry, regulatory and legal standards and changing customer preferences. A failure to maintain effective and efficient information systems, or a failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including inadequate information on which to base pricing, underwriting and reserving decisions, the loss of existing customers, difficulty attracting new customers, customer, provider and agent disputes, regulatory problems, such as failure to meet prompt payment obligations, litigation exposure, or increases in administrative expenses.

Our management information, internal control and financial reporting systems may need further enhancements and development to satisfy continuing financial and other reporting requirements of being a public company.

Continued compliance with the Sarbanes-Oxley Act may entail significant expenditure.

The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission (the “SEC”), and the New York Stock Exchange (the “NYSE”), required changes to various accounting and corporate governance practices. We expect our continued compliance with these rules and regulations to increase our accounting, legal and other costs and to make certain activities, such as making acquisitions and dispositions, changing operational and accounting processes, and implementing changes in accounting policies, more time consuming and/or costly.

Failure to protect our clients’ confidential information and privacy could result in the loss of reputation and customers, reduction to our profitability and/or subject us to fines, litigation and penalties.

A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our Assurant Health and Assurant Employee Benefits segments is the subject of national and state legislation, including the HIPAA, and certain activities conducted by our segments are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect such confidential information vary by business segment and may include, among other things, training and educating our employees regarding our obligations relating to confidential information, actively monitoring our record retention plans and any changes in state or federal privacy and compliance requirements, drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues, maintaining and utilizing appropriately secure storage facilities for tangible records, and limiting access, as appropriate, to both tangible records and to electronic information.

In addition, we maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not properly comply with privacy and security laws and regulations that require us to protect confidential information, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), loss of reputation and civil litigation.

See “Risks Related to Our Industry—Cost of compliance with privacy laws could adversely affect our business and results of operations.”

We may not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures.

From time to time, we evaluate possible acquisition transactions and the start-up of complementary businesses, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. While our business model is not dependent upon acquisitions or new insurance ventures, the time frame for achieving or further improving upon our desired market positions can be significantly shortened through opportune acquisitions or new insurance ventures. Historically, acquisitions and new insurance ventures have played a significant role in achieving desired market positions in some, but not all, of our businesses. No assurance can be given that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. The process of integrating any companies we do acquire or investing in new ventures could have a material adverse effect on our results of operations and financial condition.

In addition, implementation of an acquisition strategy entails a number of risks, including among other things inaccurate assessment of undisclosed liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed. For example, we recognized a goodwill impairment of $1,260,939 in 2002 related to an earlier acquisition. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.

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

The payment of dividends to us by any of our regulated operating subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. No assurance can be given that there will not be further regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. If the ability of insurance subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses. For more information on the maximum amount our subsidiaries could pay us in 2006 and did pay us in 2005 without regulatory approval, see “Item 5—Market For Registrants Common Equity and Related Stockholder Matters—Dividend Policy.”

Our credit facilities also contain limitations on our ability to pay dividends to our stockholders if we are in default or such dividend payments would cause us to be in default of the credit facilities.

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

In addition to the occasional employment-related litigation to which businesses are subject, we are a defendant in actions arising out of, and are involved in, various regulatory investigations and examinations relating to, our insurance and other related business operations. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes concerning past premiums charged by companies acquired by us for coverage that may have been based on factors such as race;

•	disputes relating to customers regarding the ratio of premiums to benefits in our various business segments;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes relating to certain excess of loss programs in the London markets;

•	disputes with taxation and insurance authorities regarding our tax liabilities;

•	disputes relating to certain businesses we have acquired or disposed of;

•	periodic examinations of compliance with applicable federal securities laws;

•	disputes relating to customers’ claims that the customer was not aware of the full cost of insurance or that insurance was in fact being purchased; and

•	industry-wide investigations regarding business practices including, but not limited to, the use of certain loss mitigation products and finite risk insurance.

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

Recently, the insurance industry has experienced substantial volatility as a result of litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes and the use of inducements to brokers or companies in the sale of group insurance products. In accordance with a long-standing and widespread industry practice, we have paid and continue to pay contingent commissions to insurance brokers and agents, primarily in our Assurant Employee Benefits segment. Assurant Employee Benefits follows a policy of full disclosure consistent with its understanding of existing regulations in this area. With respect to improper sales practices, we have received inquiries and informational requests from insurance departments in certain states in which our insurance subsidiaries operate. We have conducted an internal review under the supervision of outside counsel and have confirmed that our employees have not provided inflated or fictitious quotes or used improper inducements in the sale of group insurance products in our Assurant Employee Benefits segment.

Another focus of regulators has been the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. Some state regulators have made routine inquiries to some of our insurers regarding finite reinsurance. Additionally, as part of ongoing, industry-wide investigations, we received subpoenas from the SEC and the United States Attorney for the Southern District of New York requesting information regarding “certain loss mitigation products” and documents relating to the use of finite risk insurance. We conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and provided information as requested. Based on our investigation to date into this matter, we have concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. While we believe that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed. The Audit Committee of the Board of Directors, with the assistance of independent counsel, also completed an investigation of the matters raised by the subpoenas. The Audit Committee has not found any wrongdoing on the part of any of our current officers. We have enhanced our internal controls regarding reinsurance and will continue to further evaluate their effectiveness. We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the insurance industry or our business. Given our prominent position in the insurance industry, it is possible that we will become subject to further investigations and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be materially adversely affected by the negative publicity for the insurance industry related to any such proceedings, and by any new industry-wide regulations or practices that may result from any such proceedings.

We face significant competitive pressures in our businesses, which may reduce premium rates and prevent us from pricing our products at rates that will allow us to be profitable.

In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and products, although we have no single competitor who competes against us in all of the business lines in which we operate. Assurant Solutions has numerous competitors in its product lines, but we believe no other company participates in all of the same lines or offers comparable comprehensive capabilities. Competitors include insurance companies and financial institutions. In Assurant Health, we believe the market is characterized by many competitors, and our main competitors include health insurance companies, HMOs and the Blue Cross/Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, commercial competitors include benefits and life insurance companies as well as dental managed care entities and not-for-profit Delta Dental plans. In November 2005, Assurant PreNeed exited the non-SCI funeral home market in the U.S. Assurant PreNeed continues to actively market preneed insurance to independent funeral homes in Canada in addition to marketing through its exclusive distribution relationship with SCI in the U.S. and Canada. As part of this exit, Assurant PreNeed agreed to sell its independent sales distribution network to Forethought in exchange for a percentage of future sales from Forethought for a ten-year period. Assurant has agreed not to compete with Forethought in the non-SCI United States market for ten years. There is a transition period during which Assurant PreNeed agents will continue to write Assurant PreNeed products until November of 2006, when the transition of new independent sales to Forethought should be completed. Given the exclusive distribution relationship with SCI and the agreement not to compete with Forethought in the U.S., Assurant PreNeed’s only competitors at the present time are in the Independent channel in Canada. These competitors include Unity Life Insurance Company and several Canadian trust companies. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business.

Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some may also have greater financial resources with which to compete. For example, many of our insurance products, particularly our group benefits and health insurance policies, are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future. In Assurant Solutions, as a result of state and federal regulatory developments and changes in prior years, certain financial institutions are now able to offer a product similar to credit life, disability and loss of employment insurance (debt protection) and are able to affiliate with other insurance companies to offer services similar to our own. This has resulted in new competitors with significant financial resources entering some of our markets. Assurant Solutions currently provides debt protection administration and as financial institutions gain experience with debt protection administration, their reliance on third party administrators may diminish.

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

The insurance industry is cyclical. Although no two cycles are the same, insurance industry cycles have typically lasted for periods ranging from two to ten years. The segments of the insurance markets in which we operate tend not to be correlated to each other, with each segment having its own cyclicality. Periods of intense price competition due to excessive underwriting capacity, periods when shortages of underwriting capacity permit more favorable rate levels, consequent fluctuations in underwriting results and the occurrence of other losses characterize the conditions in these markets. Historically, insurers have experienced significant fluctuations in operating results due to volatile and sometimes unpredictable developments, many of which are beyond the direct control of the insurer, including competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. This may cause a decline in revenue at times in the cycle if we choose not to reduce our product prices in order to maintain our market position, because of the adverse effect on profitability of such a price reduction. We can be expected, therefore, to experience the effects of such cyclicality and changes in customer expectations of appropriate premium levels, the frequency or severity of claims or other loss events or other factors affecting the insurance industry that generally could have a material adverse effect on our results of operations and financial condition.

The insurance and related businesses in which we operate may be subject to periodic negative publicity, which may negatively impact our financial results.

We communicate with and distribute our products and services ultimately to individual consumers. There may be a perception that some of these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products and services, thereby subjecting our industries to the possibility of periodic negative publicity. We may also be negatively impacted if another company in one of our industries or in a related industry engages in practices resulting in increased public attention to our businesses. Negative publicity may also occur as a result of judicial inquiries and regulatory or governmental action with respect to our products, services and industry commercial practices. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement action by civil and criminal authorities. Additionally, negative publicity may increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate.

Recent focus by the government and the National Association of Insurance Commissioners (“NAIC”) on certain industry practices, including but not limited to, broker contingent commissions and finite or financial reinsurance, has created negative publicity for some insurers and the reinsurance industry, including those seeking reinsurance covers.

We are subject to extensive governmental laws and regulations, which increase our costs and could restrict the conduct of our business.

Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors. To that end, the laws of the various states establish insurance departments with broad powers with respect to such things as:

•	licensing and authorizing companies and agents to transact business;

•	regulating capital and surplus and dividend requirements;

•	regulating underwriting limitations;

•	regulating companies’ ability to enter and exit markets;

•	imposing statutory accounting requirements and annual statement disclosures;

•	approving policy forms and mandating certain insurance benefits;

•	restricting companies’ ability to provide, terminate or cancel certain coverages;

•	regulating premium rates, including the ability to increase or maintain premium rates;

•	regulating trade and claims practices;

•	regulating certain transactions between affiliates;

•	regulating the content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases; and

•	regulating market conduct and sales practices of insurers and agents.

Our non-insurance operations and certain aspects of our insurance operations are subject to federal and state regulation including state and federal consumer protection laws. Similarly, our foreign subsidiaries are subject to legislation in the countries in which they are domiciled. We face the challenge of conducting business in a multi national setting with varying regulations.

Assurant Health is also required by some jurisdictions to provide coverage to persons who would not otherwise be considered eligible by insurers. Each of these jurisdictions dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction. Assurant Health is exposed to some risk of losses in connection with mandated participation in such programs in those jurisdictions in which they are still effective. HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. See also “—Risks Related to Our Industry—Costs of compliance with privacy laws could adversely affect our business and results of operations.” If regulatory requirements impede our ability to raise premium rates, utilize new policy forms or terminate, deny or cancel coverage in any of our businesses, our results of operations and financial condition could be materially adversely affected. The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by SAP and procedures, is considered important by insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement, action by regulatory authorities or a downgrade by rating agencies.

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

Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. For example, some states have imposed new time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were to be unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

Legislative or regulatory changes that could significantly harm us and our subsidiaries include, but are not limited to:

•	legislation that holds insurance companies or managed care companies liable for adverse consequences of medical or dental decisions;

•	limitations or imposed reductions on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements;

•	impositions of fines, taxes or other penalties for improper licensing, the failure to promptly pay claims, however defined, or other regulatory violations;

•	increased licensing requirements;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	imposition of more stringent standards of review of our coverage determinations;

•	new benefit mandates;

•	increased regulation relating to the use of associations and trusts in the sale of individual health insurance;

•	limitations on our ability to build appropriate provider networks and, as a result, manage health care and utilization due to “any willing provider” legislation, which requires us to take any provider willing to accept our reimbursement;

•	limitations on the ability to manage health care and utilization due to direct access laws that allow insureds to seek services directly from specialty medical providers without referral by a primary care provider; and

•	restriction of solicitation of pre-funded funeral insurance consumers by funeral board laws.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Although the U.S. federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas could significantly impact the insurance industry and us. Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our costs under our life, health and disability insurance policies. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously.

A number of legislative proposals have been made at the federal level over the past several years that could impose added burdens on Assurant Health. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions, establish association health plans for small businesses, and establish a national health insurance program. Any of these proposals, if implemented, could adversely affect our results of operations or financial condition. Federal changes in Medicare and Medicaid that reduce provider reimbursements could have negative implications for the private sector due to cost shifting. State small employer group and individual health insurance market reforms to increase access and affordability could also reduce profitability by precluding us from appropriately pricing for risk in our individual and small employer group health insurance policies.

The NAIC is considering various models that will impose internal controls similar to those mandated by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as SOX 404, on insurance companies and introduce changes in SAP relating to reinsurance. These SOX 404 type controls will add an additional layer of internal review for insurer financial statements and subject insurers to varying levels of review by state insurance regulators. This could result in potential exposure for fines and penalties for non-compliance. Changes in statutory accounting principles may negatively impact insurer financial reporting requirements and the profitability of insurance operations on a statutory basis.

Additionally, the Attorney General of Mississippi has initiated legal actions against a number of large insurers to invalidate or interpret the flood exclusion in various insurance policies of hurricane-affected claimants, so as to require coverage for losses from hurricane floods and tidal waves. The named insurers are contesting such action. Although none of the Assurant companies has been specifically named as defendants, the lawsuit names as unknown defendants, “any business entity qualified to do business in the State of Mississippi who offered insurance, similar to the named insurers, to the detriment of the citizens of the State.” As a result, if any of our companies are determined to be a defendant and the Mississippi Attorney General prevails, this could result in negative publicity or have a materially adverse effect on our current financial results as well as future pricing and profitability.

We cannot predict with certainty the effect any proposed or future legislation, regulations or NAIC initiatives may have on the conduct of our business. The insurance laws or regulations adopted or amended from time to time may be more restrictive or may result in materially higher costs than current requirements.

It is difficult to predict the effect of the current investigations in connection with insurance industry practices. See “—Our business is subject to risks related to litigation and regulatory actions.”

Costs of compliance with privacy laws could adversely affect our business and results of operations.

State privacy laws, particularly those with “opt-in” clauses, or provisions that enable an individual to elect information sharing instead of being automatically included, can affect our pre-funded funeral insurance business and Solutions business. These laws make it harder for our affiliated businesses to share information for marketing purposes, such as generating new sales leads. In addition, there is currently pending litigation in the Ninth Circuit Court of Appeals that could further affect the extent to which various subsidiaries of the same parent company may share non-public personal information about consumers with one another. Depending on the outcome of this litigation, Assurant may be required to take steps to segregate certain information from one business segment to another, which could increase costs in operations and marketing.

Similarly, the federal and various state “do not solicit” lists could pose a litigation risk to Assurant Solutions. Even an inadvertent failure to comply with consumers’ requests to be added to the “do not solicit” list could result in litigation.

HIPAA and the implementing regulations that have thus far been adopted impose new obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA also establishes new requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of these HIPAA regulations and expect to continue to incur costs to maintain compliance.

HIPAA is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply with HIPAA could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

Beginning in early 2005, several large organizations became subjects of intense public scrutiny due to high-profile data security breaches involving sensitive financial and health information. These events focused national attention on identity theft and the duty of organizations to notify impacted consumers in the event of a data security breach. Several federal bills are pending in Congress and, as of year-end, 21 states and one municipality have passed legislation requiring customer notification in the event of a data security breach. Most state laws take their lead from California’s Senate Bill 1386, which requires businesses that conduct business in California to disclose any breach of security to any resident whose unencrypted data is believed to have been disclosed. Several significant legal, operational and reputational risks exist with regard to data breach and customer notification. Federal pre-emption relating to this issue may reduce our compliance costs. However, a breach of data security requiring public notification could result in regulatory fines, penalties or sanctions, civil lawsuits, loss of reputation, loss of customers and reduction of our profitability.

The Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of the insurance policy and annually thereafter. Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require individuals to “opt in”. This could significantly increase our costs of doing business.

Risks Related to Our Relationship with Fortis

Fortis continues to be a significant stockholder of the Company, which gives them the right to register their shares and the ability to influence the market price of our stock.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. Based on a Schedule 13G filed on February 10, 2006, Fortis owned 22,999,130 shares of our common stock as of December 31, 2005, or approximately 17.6% of our outstanding common stock. All of these shares are subject to the terms of the exchangeable bonds, due January 26, 2008, that were sold by Fortis concurrently with the closing of our secondary offering on January 21,

2005. If, however, the exchangeable bonds are not exchanged for shares of our common stock, Fortis could retain some ownership interest in our company. In that case, under the terms of a Registration Rights Agreement, dated as of February 10, 2004, as amended on January 10, 2005, Fortis would have the right to affect the registration of such shares of our common stock, making them freely tradable in the public market. Sales of a large number of these shares by Fortis at any time could have an adverse effect on the market price of our common stock.

Because Fortis Bank operates U.S. branch offices, we are subject to regulation and oversight by the Federal Reserve Board under the Bank Holding Company Act (“BHCA”).

Fortis Bank S.A./N.V. (“Fortis Bank”), which is a company in the Fortis Group, obtained approval in 2002 from state banking authorities and the Board of Governors of the Federal Reserve System (“Federal Reserve”) to establish branch offices in Connecticut and New York. By virtue of the opening of these offices, the Fortis Group’s operations and investments (including the Fortis Group’s investment in us) became subject to the nonbanking prohibitions of Section 4 of the BHCA. Except to the extent that a BHCA exemption or authority is available, Section 4 of the BHCA does not permit foreign banking organizations with U.S. branches to own more than 5% of any class of voting shares or otherwise to control any company that conducts commercial activities, such as manufacturing, distribution of goods or real estate development.

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

In connection with Fortis Bank’s establishment of U.S. branches, staff of the Federal Reserve inquired as to whether certain of our activities are financial in nature under Section 4(k) of the BHCA. In light of the Fortis Group’s contemplated divestiture of our shares, this inquiry was suspended at the Fortis Group’s and our request. To the extent that any of our activities might be deemed not to be financial in nature under Section 4(k), the Fortis Group may rely on an exemption in Section 4(a)(2) of the BHCA that permits the Fortis Group to continue to hold interests in companies engaged in activities that are not financial in nature for an initial period of two years and, with Federal Reserve approval for each extension, for up to three additional one-year periods. The Federal Reserve also has the discretion to permit the Fortis Group to hold such interests after the five-year period under certain provisions other than Section 4(a)(2). The initial two-year period under Section 4(a)(2) expired on December 2, 2004. The first one-year extension expired on December 2, 2005. The Fortis Group has obtained an additional one-year extension of the divestiture period through December 2, 2006.

If the Federal Reserve does not grant further extensions of the exemption period for any one-year period or if Fortis holds more than 5% of any class of our voting shares after December 2, 2007, without the consent or acquiescence of the Federal Reserve, and the Federal Reserve determines that certain of our activities are nonfinancial, the Fortis Group may be required (i) to rely on another provision of the BHCA, (ii) to close the U.S. branches of Fortis Bank, or (iii) to divest any of our shares exceeding 5% of any class of our voting shares and to divest any control over us for purposes of the BHCA.

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

From time to time, the stock price and the number of shares traded of companies in the insurance industry experience periods of significant volatility. Company-specific issues and developments generally in the insurance industry and in the regulatory environment may cause this volatility. Our stock price may fluctuate in response to a number of events and factors, including:

•	quarterly variations in operating results;

•	natural disasters and terrorist attacks;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or publicity relating to us or our competitors or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our financial strength ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies; and

•	increases in minimum capital, reserves and other financial viability requirements.

In addition, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own seven properties, including five buildings that serve as headquarters locations for our operating business segments and two buildings that serve as operation centers for Assurant Solutions. Assurant Solutions has headquarters buildings located in Miami, Florida and Atlanta, Georgia. Assurant Solutions operation centers are located in Florence, South Carolina and Springfield, Ohio. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. Assurant PreNeed’s AMLIC channel has a headquarters building in Rapid City, South Dakota. We lease office space for various offices and service centers located throughout the United States and internationally, including our New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

We are regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While we cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect individually or in the aggregate on our financial condition or results of operations.

One of our subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of the disputes involving ARIC and an affiliate, relating to the 1995 and 1997 program years have been resolved by settlement or arbitration. As a result of the settlements and an arbitration in which ARIC did not prevail, additional information became available in 2005 and the Company recorded additional reserves. On February 28, 2006, many of the disputes relating to losses in the 1996 program year were settled. Loss accruals previously established relating to the 1996 program were adequate. Negotiations, arbitration and litigation are still ongoing or proposed for the remaining disputes. We believe, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate.

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

As part of ongoing, industry-wide investigations, we have received subpoenas from the SEC and the United States Attorney for the Southern District of New York requesting information regarding “certain loss mitigation products” and documents relating to the use of finite risk insurance. We conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and have provided information as requested. Based on our investigation to date, we have concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed. The Audit Committee of the Board of Directors, with the assistance of independent counsel, also completed an investigation of the matters raised by the subpoenas. The Audit Committee has not found any wrongdoing on the part of any of our current officers. We have enhanced our internal controls regarding reinsurance and they are being appropriately monitored to ensure their effectiveness.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the stockholders of Assurant, Inc. during the fourth quarter of 2005.

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

Year Ended December 31, 2004	High	Low	Dividends
First Quarter (from February 5, 2004)	$26.19	$23.09	$—
Second Quarter	26.59	23.48	0.07
Third Quarter	27.03	23.86	0.07
Fourth Quarter	31.29	24.92	0.07

Year Ended December 31, 2005	High	Low	Dividends
First Quarter	$35.01	$29.70	$0.07
Second Quarter	36.41	31.90	0.08
Third Quarter	38.96	35.60	0.08
Fourth Quarter	44.68	35.79	0.08

Equity Compensation Plan Information

The following table shows aggregate information, as of December 31, 2005, with respect to compensation plans under which equity securities of Assurant are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,490,667	$27.40	8,789,925
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,490,667	$27.40	8,789,925

Holders

On March 1, 2006, there were approximately 137 registered holders of record of our common stock, and we estimate that there were approximately 55,807 beneficial owners of our common stock. The closing price of our common stock on the NYSE on March 1, 2006 was $45.42.

Shares Repurchased

Period in 2005	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)
January	—		—	—	—
February	68,400	(1)	34.37	60,000	11,755,311
March	651,900	(1)	34.13	650,000	11,105,311
April	1,050,300	(1)	33.26	1,050,000	10,055,311
May	701,400	(1)	33.75	699,200	9,356,111
June	1,048,400	(1)	35.76	1,048,300	8,307,811
July	1,000,000		36.78	1,000,000	7,307,811
August	1,340,000		37.70	1,340,000	5,967,811
September	1,558,026		37.48	1,530,000	4,437,811
October	1,789,468		37.36	1,789,468	2,648,343
November	—		—	—	—
December	225,000		43.13	225,000	11,522,899

	9,432,894		$36.36	9,391,968

1	Includes shares purchased by a rabbi trust pursuant to the Company’s Executive 401(k) Plan in open market purchases. The shares are held of record in the name of the trust, and continue to be considered issued and outstanding. For accounting purposes, however, these shares are classified as treasury shares and are also excluded from the calculation of basic earnings per share. Effective September 2005, the Assurant Stock Fund was dissolved and the Company’s stock will no longer be offered to participants of the Executive 401(k) Plan.
2	On August 2, 2004, the Company’s Board of Directors approved a share repurchase program under which the Company could repurchase up to 10%, not to exceed $400,000, of its outstanding common stock as of that date. On December 27, 2005, the Company reached the $400,000 threshold under this program. On November 11, 2005, the Company’s Board of Directors approved another share repurchase program under which the Company could repurchase an additional $400,000 of its outstanding common stock,

Dividend Policy

On February 8, 2006, we announced that our Board of Directors has declared a quarterly dividend of $0.08 per common shares payable on March 7, 2006 to shareholders of record as of February 21, 2006. We paid dividends of $0.08 per share of common stock on June 7, 2005, September 7, 2005 and December 12, 2005. We paid dividends of $0.07 per share of common stock on June 8, 2004, September 7, 2004, December 7, 2004 and March 14, 2005. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our board of directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.” For the calendar year 2006, the maximum amount of dividends that our subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $292,300. Dividends were paid by our subsidiaries totaling $530,094 through December 31, 2005.

We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.

In addition, payments of dividends on the shares of common stock are subject to the preferential rights of preferred stock that our board of directors may create from time to time. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our revolving credit facilities, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, our $500,000 senior revolving credit facility restricts payments of dividends in the event that an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data Assurant, Inc.

	As of and for the years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share amounts and per share data)
Consolidated Statement of Operations Data:

Revenues
Net earned premiums and other considerations	$6,520,796	$6,482,871	$6,156,772	$5,681,596	$5,242,185
Net investment income	687,257	634,749	607,313	631,828	711,782
Net realized gains (losses) on investments	8,235	24,308	1,868	(118,372)	(119,016)
Amortization of deferred gain on disposal of businesses	42,508	57,632	68,277	79,801	68,296
(Loss)/Gain on disposal of businesses	—	(9,232)	—	10,672	61,688
Fees and other income	238,879	220,386	241,988	246,675	221,939

Total revenues	7,497,675	7,410,714	7,076,218	6,532,200	6,186,874

Benefits, losses and expenses
Policyholder benefits	3,707,809	3,839,769	3,657,763	3,435,175	3,240,091
Amortization of deferred acquisition costs and value of businesses acquired	926,608	820,456	834,662	732,010	648,918
Underwriting, general and administrative expenses	2,146,392	2,155,980	2,004,481	1,876,222	1,846,550
Amortization of goodwill	—	—	—	—	113,300
Interest expense	61,258	56,418	1,175	—	14,001
Distributions on mandatorily redeemable preferred securities	—	2,163	112,958	118,396	118,370
Interest premium on redemption of preferred securities	—	—	205,822	—	—

Total benefits, losses and expenses	6,842,067	6,874,786	6,816,861	6,161,803	5,981,230

Income before income taxes and cumulative effect of change of accounting principle	655,608	535,928	259,357	370,397	205,644
Income taxes	176,253	185,368	73,705	110,657	107,591

Net income before cumulative effect of change in accounting principle	479,355	350,560	185,652	259,740	98,053
Cumulative effect of change in accounting principle (1)	—	—	—	(1,260,939)	—

Net income (loss)	$479,355	$350,560	$185,652	$(1,001,199)	$98,053

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principal	$3.53	$2.53	$1.70	$2.38	$0.90
Cumulative effect of change in accounting principal	—	—	—	(11.55)	—
Net income (loss)	$3.53	$2.53	$1.70	$(9.17)	$0.90

Diluted
Net income before cumulative effect of change in accounting principal	$3.50	$2.53	$1.70	$2.38	$0.90
Cumulative effect of change in accounting principal (1)	—	—	—	(11.55)	—

Net income (loss)	$3.50	$2.53	$1.70	$(9.17)	$0.90

Dividends per share	$0.31	$0.21	$1.66	$0.38	$1.00

Share Data:
Weighted average shares outstanding used in per share calculations	135,773,551	138,358,767	109,222,276	109,222,276	109,222,276
Plus: Dilutive securities	1,171,759	108,797	—	—	—

Weighted average shares used in diluted per share calculations	136,945,310	138,467,564	109,222,276	109,222,276	109,222,276

	As of and for the years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share amounts and per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$13,371,392	$12,955,128	$12,302,585	$10,694,772	$10,319,117
Total assets	25,365,453	24,548,106	24,093,444	22,257,699	24,431,412
Policy liabilities (2)	14,391,691	13,471,716	12,932,661	12,388,623	12,064,643
Debt	971,690	971,611	1,750,000	—	—
Mandatorily redeemable preferred securities	—	—	196,224	1,446,074	1,446,074
Mandatorily redeemable preferred stock	24,160	24,160	24,160	24,660	25,160
Total shareholder's equity	3,699,559	3,635,431	2,632,103	2,555,059	3,452,405

Per Share Data:
Total book value per share (3)	$28.33	$26.01	$24.10	$23.39	$31.61

(1)	On January 1, 2002, we adopted FAS 142. As a result, we recognized a non-cash goodwill impairment charge of $1,260,939.
(2)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(3)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2005 and 2004 there were 130,591,834 and 139,766,177 shares, respectively, of common stock outstanding. At December 31, 2003, 2002 and 2001, there were 109,222,276 shares of common stock outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Item 1A—Risk Factors” and “Forward-Looking Statements.”

General

We report our results through five segments: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant PreNeed and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held, interest income from excess surplus of insurance subsidiaries not allocated to other segments and additional costs associated with excess of loss reinsurance and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the portions of the sales of FFG and LTC. FFG and LTC were sold through reinsurance agreements as described below.

Critical Factors Affecting Results

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on invested assets and our ability to manage our expenses. Therefore, factors affecting these items may have a material adverse effect on our results of operations or financial condition.

Revenues

We generate our revenues primarily from the sale of our insurance policies and, to a lesser extent, fee income by providing administrative services to certain clients. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income. In late 2000, the majority of Assurant Solutions’ credit insurance clients began a transition from the purchase of our credit insurance products from which we earned premium revenue to debt protection administration programs, from which we earn fee income. Debt protection administration programs include services for non-insurance products that cancel or defer the required monthly payment on outstanding loans when covered events occur.

Our premium and fee income is supplemented by income earned from our investment portfolio. We recognize revenue from interest payments, dividends and sales of investments. Currently, our investment portfolio is primarily invested in fixed maturity securities. Both investment income and realized capital gains on these investments can be significantly impacted by changes in interest rates.

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

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decease with interest rates. We also have investments that carry pre-payment risk, such as mortgage backed and asset backed securities. Actual net investment income and/or cash flows from investments that carry prepayment risk may differ from estimates at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, we may be required to reinvest those funds in lower interest-bearing investments.

Expenses

Our expenses are primarily policyholder benefits, selling, underwriting and general expenses, interest expense and distributions on preferred securities of subsidiary trusts.

Our profitability depends in large part on accurately predicting policyholder benefits, claims and other costs, including medical and dental costs. It also depends on our ability to manage future policyholder benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts. Changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our business, results of operations and financial condition.

Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (“DAC”) and value of businesses acquired (“VOBA”) and general operating expenses. For a description of DAC and VOBA, see Notes 2, 8 and 10 of the Notes to Consolidated Financial Statements included elsewhere in this report.

At December 31, 2005 and December 31, 2004, we had $995,850 and $995,771, respectively of debt and mandatorily redeemable preferred stock. This has had an impact on our annual interest and dividend costs.

Dispositions of Businesses

Our results of operations were affected by the following dispositions, including:

On November 9, 2005, the Company signed an agreement with Forethought whereby the Company agreed to discontinue writing new PreNeed insurance polices in the United States via independent funeral homes and non-SCI Corporate funeral home chains for a period of 10 years. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact Assurant PreNeed’s Independent—Canada or AMLIC’s relationship with SCI. The transaction will not have a material impact on the Company’s consolidated financial position or results of operation.

On May 3, 2004, we sold the assets of our WorkAbility division of CORE, Inc. (“CORE”). We recorded a pre-tax loss on the sale of $9,232, which was included in the Corporate and Other segment.

Critical Accounting Estimates

There are certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. In addition, if factors such as those described above or in “Item 1A.—Risk Factors” cause actual events to differ from the assumptions used in applying the accounting policies and calculating financial estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

We believe the following critical accounting policies require significant estimates which, if such estimates are not materially correct, could affect the preparation of our consolidated financial statements.

Reserves

Reserves are established according to GAAP using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liability and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

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

The following table provides reserve information by our major lines of business for the years ended December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable
	(in thousands)
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$2,902,918	$3,616	$14,919	$2,683,950	$3,482	$13,826
Life insurance no longer offered	513,426	820	2,129	524,612	879	2,082
Universal life and other products no longer offered	346,928	1,699	7,467	362,866	136	8,453
FFG and LTC disposed businesses	2,724,575	46,956	233,554	2,693,775	47,575	216,322
Medical	172,441	31,650	96,792	184,967	52,609	122,707
All other	4,566	608	16,472	5,543	43	10,459
Short Duration Contracts:
Group term life	—	6,207	389,994	—	9,579	393,051
Group disability	—	2,110	1,498,916	—	3,826	1,436,369
Medical	—	89,776	324,106	—	99,849	353,538
Dental	—	4,226	27,964	—	5,900	35,312
Property and warranty	—	1,261,145	947,018	—	1,105,214	686,494
Credit life and disability	—	571,723	275,243	—	656,287	339,619
Extended service contracts	—	1,784,292	34,626	—	1,346,515	38,000
All other	—	46,786	6,023	—	22,405	5,472

Total policy liabilities	$6,664,854	$3,851,614	$3,875,223	$6,455,713	$3,354,299	$3,661,704

For a description of our reserving methodology, see Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report.

The following discusses the reserving process for our major long duration product line.

Long Duration

Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and provide for possible unfavorable deviation. We also record an unearned revenue reserve which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

Risks related to the reserves recorded for contracts from FFG and LTC disposed businesses have been 100% ceded via reinsurance. While the Company has not been released from the contractual obligation to the policyholders, changes in and deviations from economic and mortality assumptions used in the calculation of these reserves will not directly affect the Company unless there is a default by the assuming reinsurer. We have sold businesses through reinsurance.

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

Short Duration

For short duration contracts, claims and benefits payable reserves are reported when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to us as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Periodically, we review emerging experience and make adjustments to our case reserves and assumptions where necessary. Below are further discussions on the reserving process for our major short duration products.

Group Disability and Group Term Life

Case or claim reserves are set for active individual claims on group long term disability policies and for disability waiver of premium benefits on group term life policies. Assumptions considered in setting such reserves include disabled life mortality and claim termination rates (the rates at which disabled claimants come off claim, either through recovery or death), claim management practices, awards for social security and other benefit offsets and yield rates earned on assets supporting the reserves. Group long term disability and group term life waiver of premium reserves are discounted because the payment pattern and ultimate cost are fixed and determinable on an individual claim basis.

Factors considered when setting IBNR reserves include patterns in elapsed time from claim incidence to claim reporting, and elapsed time from claim reporting to claim payment.

Key sensitivities for group long-term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable

Group disability, discount rate decreased by 100 basis points	$1,568,792	Group disability, claim termination rate 10% lower	$1,552,313

Group disability, as reported	$1,498,916	Group disability, as reported	$1,498,916

Group disability, discount rate increased by 100 basis points	$1,433,016	Group disability, claim termination rate 10% higher	$1,449,329

The discount rate is also a key sensitivity for group term life waiver of premium reserves.

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$398,440
Group term life, as reported	$389,994
Group life, discount rate increased by 100 basis points	$382,191

Medical

IBNR reserves represent the largest component of reserves estimated for claims and benefits payable in our Medical line of business, and we use a number of methods in their estimation, including the loss development method and the projected claim method for recent claim periods. Under the loss development method, we estimate ultimate losses for each incident period by multiplying the current cumulative losses by the appropriate loss development factor. Under the projected claim method, we use ultimate loss ratios when development methods do not provide enough data to reliably estimate reserves. We use several methods in our Medical line of business because of the limitations of relying exclusively on a single method.

A key sensitivity is the loss development factors used. Loss development factors selected take into consideration claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

	Claims and Benefits Payable
Medical, loss development factor 1% lower	$347,106	*
Medical, as reported	$324,106
Medical, loss development factor 1% higher	$308,106	*

*	This refers to loss development factor for the most recent four months. Our historical claims experience indicates that approximately 85% of medical claims are paid within four months of the incurred date.

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

Most of our credit insurance business is written on a retrospective commission basis, which permits Assurant Solutions to adjust commissions based on claims experience. Thus, any adjustment to prior years’ incurred claims in this line of business is largely offset by a change in contingent commissions which is included in the selling, underwriting and general expenses line in our results of operations.

While management has used its best judgment in establishing its estimate of required reserves, different assumptions and variables could lead to significantly different reserve estimates. Two key measures of loss activity are loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2005 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2005	Change in cost of claims occurring in 2005
3% higher	$1,004,691	$57,673
2% higher	$985,278	$38,260
1% higher	$966,053	$19,035
Base scenario	$947,018	$0
1% lower	$927,983	$(19,035)
2% lower	$908,758	$(38,260)
3% lower	$889,345	$(57,673)

Reserving for Asbestos and Other Claims

We have exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that we discontinued writing many years ago. We believe the balance of case reserves for these liabilities and bulk reserves for IBNR are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the financial statements, we believe that any changes in reserve estimates for these claims are not reasonably likely to be material.

One of our subsidiaries, ARIC, participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaries, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes.

Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, have been resolved by settlement or arbitration. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and, based on management’s best estimate, we increased our reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005, respectively. On February 28, 2006, many of the disputes relating to losses in the 1996 program were settled. Loss accruals previously established relating to the 1996 program were adequate. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. We believe, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

DAC

The costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium tax and certain direct marketing expenses.

Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions, including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for pre-funded funeral life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

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

Acquisition costs relating to worksite group disability consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

Acquisition costs relating to individual medical contracts issued prior to 2003 and in a limited number of jurisdictions are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.

Short Duration Contracts

Acquisition costs relating to property contracts, warranty and extended service contracts and single premium credit insurance contracts are amortized over the term of the contracts in relation to premiums earned.

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.

Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

Acquisition costs on individual medical contracts issued in most jurisdictions after 2002 and small group medical contracts consist primarily of commissions to agents and brokers and compensation to representatives.

These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred, but rather are recorded in the statement of operations in the period in which they are incurred.

Investments

We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion and properly valued and that any impairments are charged against earnings in the proper period. Our methodology to identify potential impairments requires professional judgment.

Changes in individual security values are regularly monitored in order to identify potential problem credits. In addition, pursuant to our impairment process, each month the portfolio holdings are screened for securities whose market price is equal to 85% or less of their original purchase price. Management then makes their assessment as to which of these securities are other-than-temporarily impaired. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Each quarter, the watchlist is discussed at a meeting attended by members of our investment, accounting and finance departments. At this meeting, any security whose price decrease is deemed to have been other than temporarily impaired is written down to its then current market level, with the amount of the writedown reflected in our statement of operations for that quarter. Previously impaired issues are also monitored monthly, with additional writedowns taken quarterly if necessary.

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional writedowns in future periods for impairments that are deemed to be other-than-temporary. See also “Investments” in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report and “Item 1A—Risk Factors—Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability.”

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Reinsurance recoverables	$4,447,810	$4,196,810

We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,440,480 and $2,389,622 at December 31, 2005 and 2004, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2005	2004
	(in thousands)
Ceded future policyholder benefits and expense	$2,565,223	$2,507,450
Ceded unearned premium	691,787	767,124
Ceded claims and benefits payable	928,882	716,871
Ceded paid losses	261,918	205,365

Total	$4,447,810	$4,196,810

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions, client risk and profit sharing. See also “Item 7A–Quantative and Qualitative Disclosures About Market Risk—Credit Risk.”

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

Contingencies

We follow the requirements of Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies (“FAS 5”). This requires management to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated number within the range of possible losses is more probable than any other, we report an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Change in Accounting Principle

We adopted FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), on January 1, 2002. As part of the adoption of FAS 142, we are required to test goodwill on at least an annual basis. We performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the date of its annual goodwill impairment test to the fourth quarter based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill. Our fourth quarter 2005 impairment test also concluded that goodwill is not impaired.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Net earned premiums and other considerations	$6,520,796	$6,482,871	$6,156,772
Net investment income	687,257	634,749	607,313
Net realized gains on investments	8,235	24,308	1,868
Amortization of deferred gains on disposal of businesses	42,508	57,632	68,277
Loss on disposal of businesses	—	(9,232)	—
Fees and other income	238,879	220,386	241,988

Total revenues	7,497,675	7,410,714	7,076,218

Benefits, losses and expenses:
Policyholder benefits	(3,707,809)	(3,839,769)	(3,657,763)
Selling, underwriting and general expenses(1)	(3,073,000)	(2,976,436)	(2,839,143)
Interest expense	(61,258)	(56,418)	—
Distributions on preferred securities	—	(2,163)	(114,133)
Premium on redemption of preferred securities	—	—	(205,822)

Total benefits, losses and expenses	(6,842,067)	(6,874,786)	(6,816,861)

Income before income taxes	655,608	535,928	259,357
Income taxes	(176,253)	(185,368)	(73,705)

Net income	$479,355	$350,560	$185,652

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

The following discussion provides a high level analysis of how the consolidated results were affected by our four operating business segments and our Corporate and Other segment. Please see the results of operations discussion for each of these segments contained in this document for more detailed analysis of the fluctuations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income increased $128,795, or 37%, to $479,355 for the twelve months ended December 31, 2005 from $350,560 for the twelve months ended December 31, 2004. The increase was primarily driven by lower catastrophe losses net of reinsurance, improved loss experience absent catastrophes and increased net earned premiums in Assurant Solutions’ Specialty Property business. Also adding to this increase was a lower benefit loss ratio in Assurant Health’s small employer group business and the release of previously provided tax accruals due to the resolution of IRS audits in Corporate and Other. Offsetting these increases was a strengthening of reserve accruals on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997 in Corporate and Other.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net income increased $164,908, or 89%, to $350,560 for the twelve months ended December 31, 2004 from $185,652 for the twelve months ended December 31, 2003. The increase was primarily driven by a non-recurring interest premium on the redemption of mandatorily redeemable preferred securities in 2003. Also contributing to the increase were strong sales and a lower benefit loss ratio in individual markets business in Assurant Health. Offsetting these increases were higher catastrophe losses in Assurant Solutions.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Net earned premiums and other considerations	$2,613,014	$2,448,641	$2,361,815
Net investment income	204,562	184,951	186,850
Fees and other income	167,397	143,718	139,487

Total revenues	2,984,973	2,777,310	2,688,152

Benefits, losses and expenses:
Policyholder benefits	(878,718)	(935,431)	(899,229)
Selling, underwriting and general expenses	(1,741,857)	(1,658,402)	(1,600,205)

Total benefits, losses and expenses	(2,620,575)	(2,593,833)	(2,499,434)

Segment income before income tax	364,398	183,477	188,718
Income taxes	(123,078)	(57,319)	(55,529)

Segment income after tax	$241,320	$126,158	$133,189

Net earned premiums and other considerations by major product groupings:
Specialty Property (1)	$858,856	$768,875	$732,614
Consumer Protection (2)	1,754,158	1,679,766	1,629,201

Total	$2,613,014	$2,448,641	$2,361,815

Gross written premiums for selected product groupings: (3)
Domestic Credit	$767,466	$853,011	$1,016,314
International Credit	$647,467	$594,646	$465,074
Domestic Extended Service Contracts (4)	$1,120,227	$960,352	$815,976
International Extended Service Contracts (4)	$247,506	$73,103	$22,302
Specialty Property (1)	$1,430,341	$1,275,357	$1,258,845

(1)	“Specialty Property” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities, such as creditor placed and voluntary homeowners, manufactured housing homeowners and other specialty property products.
(2)	“Consumer Protection” includes an array of credit based programs and extended service contracts.
(3)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.
(4)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.

Year Ended December 31, 2005 Compared to December 31, 2004

Net Income

Segment net income increased by $115,162, or 91%, to $241,320 for the twelve months ended December 31, 2005 from $126,158 for the twelve months ended December 31, 2004. The increase in segment net income is primarily attributable to lower catastrophe losses, net of reinsurance recoveries, improved loss experience absent catastrophe losses, and higher net earned premiums in the Specialty Property business. Growth in the Consumer Protection business also contributed to the improved underwriting results as well as increases in fee income and investment income. Net income was also positively impacted by approximately $11,100 after-tax primarily related to the release of certain accrued commissions and claims payable associated with three clients, two of which previously declared bankruptcy. We favorably settled many of our claims with these clients during the year.

Total Revenues

Total revenues increased by $207,663, or 7%, to $2,984,973 for the twelve months ended December 31, 2005 from $2,777,310 for the twelve months ended December 31, 2004. This increase is primarily due to an increase in net earned premiums and other considerations of $164,373 or 7%. Net earned premiums and other considerations from the Specialty Property business increased by $89,981, or 12%, primarily due to an increase in net earned premiums in our creditor placed homeowners insurance products. This was partially offset by a reduction in net earned premiums of approximately $26,000, due to additional reinstatement reinsurance premiums related to the hurricanes. Net earned premiums and other considerations from the Consumer Protection business increased by $74,392, or 4%, primarily from higher net earned premiums in our extended service contract and international products, partially offset by the continued decline of our domestic credit insurance products. The increase in revenues was also driven by an increase in net investment income of $19,611 or 11%. The increase was a result of an increase in the average portfolio yield of 10 basis points to 4.88% for the twelve months ended December 31, 2005, from 4.78% for the twelve months ended December 31, 2004 and average invested assets increased by approximately 8%. Approximately $7,300 of the increase in net investment income was due to non-recurring items in 2005. The increase in revenues was also driven by an increase in fees and other income of $23,679, or 16%, mainly due to an increase in fee income related to growth from extended service contract and debt deferment products.

We experienced growth in all of our core product groupings, with the exception of our domestic credit insurance products. Gross written premiums in our domestic credit insurance products decreased by $85,545, or 10%, due to the continued decline of this product line. See “Item 1—Business—Operating Business Segments—Assurant Solutions.” Gross written premiums from our international credit products increased by $52,821, or 9%, due to our focus on international expansion. Gross written premiums in our domestic extended service contract products increased by $159,875, or 17%, due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract products increased by $174,403, or over 100%, mainly due to the signing of a new client in Canada in late 2004. Gross written premiums from the Specialty Property products increased by $154,984, or 12%, primarily due to growth in our creditor placed homeowners insurance products from existing and new clients.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $26,742 or 1%, to $2,620,575 for the twelve months ended December 31, 2005 from $2,593,833 for the twelve months ended December 31, 2004. This increase is primarily due to an increase in selling, underwriting and general expenses offset by a decrease in policyholder benefits. The decrease in policyholder benefits of $56,713, or 6%, is primarily attributable to $44,000 in lower catastrophe losses, net of reinsurance in 2005 versus 2004. We incurred losses from catastrophes, net of reinsurance, of $48,700 in 2005, compared to $93,100 in 2004. The decrease was a result of the different severity of gross losses from each storm and the change in composition of our reinsurance coverage in 2005. Additionally, we were reimbursed approximately $18,500 of loss adjustment expenses from the National Flood Insurance Program for providing processing and adjudication services. This reimbursement reduced policyholder benefits expense. We continued to see improvement in our overall Specialty Property loss ratio in 2005, excluding catastrophe losses, in addition to a one time reduction of claims payable of $5,700 associated with a client that previously declared bankruptcy. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $48,581 primarily due to the associated increase in revenues, partially offset by lower premium taxes attributable to the change in the mix of business, and a $11,400 reduction of commission liabilities as a result of favorable settlements with two clients. General expenses increased by $34,875 due to growth in the business, expenses relating to the 2005 hurricane season, including guaranty fund assessments and Sarbanes-Oxley expenses.

Year Ended December 31, 2004 Compared to December 31, 2003

Net Income

Segment net income decreased by $7,031, or 5%, to $126,158 for the twelve months ended December 31, 2004 from $133,189 for the twelve months ended December 31, 2003. The decrease in segment income is primarily attributable to higher catastrophe losses, net of reinsurance recoveries, partially offset by improved loss experience absent catastrophe losses, and higher net earned premiums in the specialty property business.

Total Revenues

Total revenues increased by $89,158, or 3%, to $2,777,310 for the twelve months ended December 31, 2004 from $2,688,152 for the twelve months ended December 31, 2003. This increase is primarily due to an increase in net earned premiums and other considerations of $86,826, or 4%. Net earned premiums and other considerations from the Specialty Property business increased by $36,261, or 5%, primarily due to an increase in net earned premiums in our creditor placed and voluntary homeowners insurance products, partially offset by lower net earned premium in our manufactured housing products, primarily from the overall decline of the manufactured housing sales. Net earned premiums and other considerations from the consumer protection business increased by $50,565, or 3%, primarily from higher net earned premiums in our extended service contract and international products, partially offset by the continued decline of our domestic credit insurance products. The increase in revenues was also driven by an increase in fees and other income of $4,231, or 3%, mainly due to an increase in fee income related to growth from extended service contract and debt deferment products.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $94,399, or 4%, to $2,593,833 for the twelve months ended December 31, 2004 from $2,499,434 for the twelve months ended December 31, 2003. This increase was due to an increase in policyholder benefits of $36,202, or 4%. The increase in policyholder benefits is primarily attributable to higher catastrophe losses, net of reinsurance, of $63,300 in 2004 versus 2003. We incurred losses from catastrophes, net of reinsurance, of $93,100 in 2004, compared to $29,800 in 2003. Additionally, excluding catastrophe losses, we experienced decreased losses in the Specialty Property business due to improved loss experience absent the catastrophes. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $13,261 which is consistent with the change in the mix of business. General expenses increased by $44,936, primarily due to the increased business from our extended service contracts, international, and creditor-placed homeowners insurance products. Additionally, in 2004 we incurred Sarbanes-Oxley related expenses and an increase in the guaranty fund assessments attributable to the four hurricanes.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Net earned premiums and other considerations	$2,163,965	$2,231,298	$2,009,248
Net investment income	69,056	67,902	49,430
Fees and other income	40,344	38,708	32,255

Total revenues	2,273,365	2,337,908	2,090,933

Benefits, losses and expenses:
Policyholder benefits	(1,344,624)	(1,422,783)	(1,317,046)
Selling, underwriting and general expenses	(657,899)	(674,907)	(589,283)

Total benefits, losses and expenses	(2,002,523)	(2,097,690)	(1,906,329)

Segment income before income tax	270,842	240,218	184,604
Income taxes	(92,787)	(81,931)	(63,591)

Segment income after tax	$178,055	$158,287	$121,013

Net earned premiums and other considerations:
Individual markets:
Individual medical	1,164,498	1,100,868	930,075
Short term medical	110,912	114,583	106,236

Subtotal	1,275,410	1,215,451	1,036,311
Small employer group:	888,555	1,015,847	972,937

Total	2,163,965	2,231,298	2,009,248

Membership by product line:
Individual markets:
Individual medical	644	675	638
Short term medical	102	107	123

Subtotal	746	782	761
Small employer group:	255	333	376

Total	1,001	1,115	1,137

Ratios:
Loss ratio(1)	62.1%	63.8%	65.6%
Expense ratio(2)	29.8%	29.7%	28.9%
Combined ratio(3)	90.8%	92.4%	93.3%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Income

Segment net income increased by $19,768, or 12%, to $178,055 for the year ended December 31, 2005, from $158,287 for the year ended December 31, 2004. The increase in segment income is primarily attributable to an improved benefit loss ratio in the small employer group business. The increase is partially offset by two items. First, an overall decline in membership due to continued increased competition and strict adherence to our underwriting guidelines. Second, an increase in expenses of approximately $10,000 due to increased spending on initiatives aimed at growing the individual markets business.

Total Revenues

Total revenues decreased by $64,543, or 3%, to $2,273,365 for the year ended December 31, 2005, from $2,337,908 for the year ended December 31, 2004. Net earned premiums and other considerations from our individual markets business increased by $59,959, or 5%, primarily due to premium rate increases, partially offset by a decline in members. Net earned premiums and other considerations from our small employer group business decreased by $127,291, or 13%, due to a decline in members, partially offset by premium rate increases. Both individual markets and the small employer group business continue to experience decreases in new business due to increased competition in their respective markets and strict adherence to our underwriting guidelines.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses decreased by $95,167, or 5%, to $2,002,523 for the year ended December 31, 2005, from $2,097,690 for the year ended December 31, 2004. The benefit loss ratio decreased by 170 basis points, from 63.8% to 62.1%. The improvement in the benefit loss ratio is due to a decrease in policyholder benefits of $78,159, or 5%, primarily due to the overall decline in members and favorable claims experience in the small employer group business. The expense ratio increased by 10 basis points, from 29.7% to 29.8%. The increase in the expense ratio is primarily due to a proportionately smaller decrease in expenses compared to the decrease in net earned premiums and fees and other income. Selling, general and underwriting expenses decreased by $17,008, or 3%, primarily due to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense and other acquisition costs in both individual markets and small employer group business. This decrease was partially offset by an increase of approximately $10,000 in spending on initiatives aimed at growing the individual markets business.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Income

Segment net income increased by $37,274, or 31%, to $158,287 for the year ended December 31, 2004, from $121,013 for the year ended December 31, 2003. The increase in segment net income is primarily attributable to an increase in individual markets business, investment income and an improved benefit loss ratio in the individual markets business, partially offset by a decline in members in the small employer group business.

Total Revenues

Total revenues increased by $246,975, or 12%, to $2,337,908 for the year ended December 31, 2004, from $2,090,933 for the year ended December 31, 2003. Net earned premiums and other considerations increased by $222,050, or 11%. Net earned premium growth in the individual markets business was attributable to continued sales growth, which partially reflects the success of HSAs that were introduced on January 1, 2004, and premium rate increases. Net earned premium growth in our small employer group business was attributable to premium rate increases partially offset by decreases in membership. Net investment income increased by $18,472, or 37%, primarily due to an increase in average invested assets of approximately 39%, partially offset by a decline in the average portfolio yield.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses increased by $191,361, or 10%, to $2,097,690 for the year ended December 31, 2004, from $1,906,329 for the year ended December 31, 2003. The benefit loss ratio decreased by 180 basis points, from 65.6% to 63.8%. This improvement was attributable to favorable loss experience predominantly on individual markets business, as well as a higher mix of individual markets business compared to small employer group health business in 2004. Policyholder benefits increased by $105,737, or 8%, primarily due to increased sales partially offset by the favorable loss experience. The expense ratio increased by 80 basis points, from 28.9% to 29.7%. Selling, general and underwriting expenses increased by $85,624, or 15%, due to increased commission expense on first year individual health insurance business and additional spending on initiatives to improve our product offerings, distribution, customer service and infrastructure.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,277,838	$1,276,812	$1,256,430
Net investment income	156,889	149,718	139,956
Fees and other income	26,214	29,306	53,793

Total revenues	1,460,941	1,455,836	1,450,179

Benefits, losses and expenses:
Policyholder benefits	(936,835)	(950,235)	(920,948)
Selling, underwriting and general expenses	(418,542)	(409,737)	(433,192)

Total benefits, losses and expenses	(1,355,377)	(1,359,972)	(1,354,140)

Segment income before income tax	105,564	95,864	96,039
Income taxes	(37,198)	(33,654)	(34,472)

Segment income after tax	$68,366	$62,210	$61,567

Ratios:
Loss ratio (1)	73.3%	74.4%	73.3%
Expense ratio (2)	32.1%	31.4%	33.1%
Net earned premiums and other considerations
By major product groupings:
Group dental	$502,789	$520,513	$538,856
Group disability single premiums for closed blocks (3)	26,700	40,906	41,149
All Other group disability	489,840	465,517	420,436
Group life	258,509	249,876	255,989

Total	$1,277,838	$1,276,812	$1,256,430

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

Net Income

Segment net income increased by $6,156, or 10%, to $68,366 for the year ended December 31, 2005, from $62,210 for the year ended December 31, 2004. The increase in segment income was primarily due to a decrease in policyholder benefits. This decrease was driven by improved group life mortality and improved group dental experience, partially offset by lower group disability claim closures.

Total Revenues

Total revenues remained relatively flat increasing $5,105 to $1,460,941 for the year ended December 31, 2005, from $1,455,836 for the year ended December 31, 2004. Net earned premiums and other considerations remained flat compared to prior year due to our increased focus on small case and voluntary business. The increase in revenues was primarily due to an increase in net investment income of $7,171, or 5%. During the third quarter, we recognized $2,560 of investment income from a real estate partnership. The remaining increase in net investment income is primarily due to an increase in average invested assets of approximately 3%.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses decreased by $4,595, or less than 1%, to $1,355,377 for the year ended December 31, 2005, from $1,359,972 for the year ended December 31, 2004. The loss ratio decreased 110 basis points, from 74.4% to 73.3%. The decrease in the loss ratio and the decrease in policyholder benefits of $13,400, or 1%, was primarily due to improved group life mortality and improved group dental experience partially offset by lower group disability claim closures. The expense ratio increased 70 basis points, from 31.4% to 32.1%. The increase in the expense ratio is due to an increase in selling, underwriting and general expenses of $8,805, or 2%, primarily driven by higher technology-related costs due to implementation of technology aimed at improving our customer service.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Income

Segment net income increased by $643, or 1%, to $62,210 for the year ended December 31, 2004, from $61,567 for the year ended December 31, 2003. The slight increase in segment net income was due to a net decrease in expense driven by the sale of the WorkAbility division in 2004. See “—Corporate and Other.”

Total Revenues

Total revenues increased by $5,657, or less than 1%, to $1,455,836 for the year ended December 31, 2004, from $1,450,179 for the year ended December 31, 2003. The increase in total revenues is primarily due to an increase in net earned premiums and other considerations and net investment income, partially offset by a decrease in fee income. Net earned premium growth of $20,382, or 2%, was driven by an increase in disability premiums written through alternate distribution sources as well as the transition of a block of business from administrative fee only business to fully insured business. Net investment income increased $9,762, or 7%. This is primarily due to an increase in average invested assets of approximately 10%, partially offset by a decrease in the average portfolio yield. The decrease in fee income was primarily due to the sale of the WorkAbility division.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses increased by $5,832, or less than 1%, to $1,359,972 for the year ended December 31, 2004, from $1,354,140 for the year ended December 31, 2003. The loss ratio increased 110 basis points from 73.3% to 74.4%. The increase in loss ratio was primarily driven by a reduction in reserves in 2003. During the third quarter of 2003, we completed actuarial reserve adequacy studies for group disability, group life, and group dental products, which reflected that, in the aggregate, these reserves were redundant by $17,915. Therefore, we reduced reserves by $17,915 in the third quarter of 2003 to reflect these estimates. Also contributing to the increase was poor experience on a single large disability case and deterioration in group dental experience, partially offset by lower group disability incidence and improved group life mortality experience. The expense ratio decreased by 170 basis points from 33.1%, to 31.4%. The decrease was primarily driven by the sale of the WorkAbility division as well as the writedown of previously capitalized software in 2003, not incurred in 2004.

Assurant PreNeed

Overview

The table below presents information regarding Assurant PreNeed’s segment results of operations:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Net earned premiums and other considerations	$465,979	$526,120	$529,279
Net investment income	228,956	206,300	188,224
Fees and other income	3,492	6,810	5,315

Total revenues	698,427	739,230	722,818

Benefits, losses and expenses:
Policyholder benefits	(485,689)	(531,320)	(520,540)
Selling, underwriting and general expenses	(158,647)	(156,486)	(146,942)

Total benefits, losses and expenses	(644,336)	(687,806)	(667,482)

Segment income before income tax	54,091	51,424	55,336
Income taxes	(19,037)	(17,189)	(19,314)

Segment income after tax	$35,054	$34,235	$36,022

Net earned premiums and other considerations by channel:
AMLIC (1)	$249,835	$273,148	$283,271
Independent—United States	190,548	234,175	231,596
Independent—Canada	25,596	18,797	14,412

Total	$465,979	$526,120	$529,279

(1)	American Memorial Life Insurance Company

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

Net Income

Segment net income increased by $819, or 2%, to $35,054 for the year ended December 31, 2005, from $34,235 for the year ended December 31, 2004. This increase was principally due to an increase in investment income. This increase was partially offset by an increase in the Consumer Price Index (“CPI”) which increased policyholder benefits and decreased the value of our CPI Cap. Also, severance and related costs increased due to the sale of the Independent—United States distribution.

Total Revenues

Total revenues decreased by $40,803, or 6%, to $698,427 for the year ended December 31, 2005, from $739,230 for the year ended December 31, 2004. This decrease is primarily due to a decrease in net earned premiums and other considerations of $60,141, or 11%. The sale of the Independent—United States distribution in November 2005 accounted for $19,507 of the decrease, with the remainder of the decrease due to an overall decline in sales of life policies. Independent—United States sales have declined as a result of continued pricing discipline on certain new business, resulting in the loss of several large customers prior to the sale. Sales at AMLIC have declined due to changes in the sales force structure at SCI, AMLIC’s principal customer. Independent—Canada life sales declined due to a shift to annuity sales. Overall life and annuity sales in Independent—Canada increased due to expansion into Quebec and growth in sales through corporate owned funeral homes. The overall decrease in revenues was partially offset by an increase in net investment income of

$22,656, or 11%, primarily due to an increase in invested assets of 5% and $9,409 of investment income from a real estate partnership. Additionally, fees and other income decreased $3,318, or 49%, primarily due to a decrease in the value of the CPI Cap.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses decreased by $43,470, or 6%, to $644,336 for the year ended December 31, 2005, from $687,806 for the year ended December 31, 2004. The decrease was primarily due to a decrease in policyholder benefits of $45,631, or 9%, due to the sale of the Independent-United States distribution and a decline in sales of life policies. These declines were offset by higher crediting paid on CPI indexed products. The decrease was also offset by an increase in selling, underwriting and general expenses of $2,161, primarily due to severance and costs related to the sale of the Independent-United States distribution of approximately $5,800, partially offset by lower amortization of deferred costs related to the Independent—United States channel and lower premium taxes.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Income

Segment net income decreased by $1,787, or 5%, to $34,235 for the year ended December 31, 2004, from $36,022 for the year ended December 31, 2003. This decrease was principally due to a decline in investment yields offset by a reduction of crediting rates on certain new business.

Total Revenues

Total revenues increased by $16,412, or 2%, to $739,230 for the year ended December 31, 2004, from $722,818 for the year ended December 31, 2003. The increase was primarily due to an increase in net investment income of $18,076, or 10%, due to an increase in the average invested assets of approximately 14%, partially offset by a decrease in the average portfolio yield of 23 basis points to 6.34% for 2004 from 6.57% for 2003.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses increased by $20,324, or 3%, to $687,806 for the year ended December 31, 2004, from $667,482 for the year ended December 31, 2003. The decrease was primarily due to an increase in policyholder benefits of $10,780, or 2%, due to the sale of new business partially offset by a reduction of crediting rates on certain business of approximately $5,300 and an increase in selling, underwriting and general expenses of $9,544, or 6%, primarily due to higher amortized commissions and expenses incurred as a result of the change in mix of new business sales to more single-pay sales.

Corporate and Other

Overview

The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held, interest income from excess surplus of insurance subsidiaries not allocated to other segments and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of the FFG and LTC businesses.

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Net investment income	$27,794	$25,878	$42,853
Net realized gains on investments	8,235	24,308	1,868
Amortization of deferred gains on disposal of Businesses	42,508	57,632	68,277
Loss on disposal of businesses	—	(9,232)	—
Fees and other income	1,432	1,844	11,138

Total revenues	79,969	100,430	124,136

Benefits, losses and expenses:
Policyholder benefits	(61,943)	—	—
Selling, underwriting and general expenses	(96,055)	(76,904)	(69,521)
Interest expense	(61,258)	(56,418)	—
Distributions on preferred securities	—	(2,163)	(114,133)
Premium on redemption of preferred securities	—	—	(205,822)

Total benefits, losses and expenses	(219,256)	(135,485)	(389,476)

Segment (loss) before income tax	(139,287)	(35,055)	(265,340)
Income taxes	95,847	4,725	99,201

Segment (loss) after tax	$(43,440)	$(30,330)	$(166,139)

As of December 31, 2005, we had approximately $287,212 (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in-force blocks of business ceded to The Hartford Financial Services Group, Inc. (“The Hartford”) and John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Income

Segment net loss increased by $13,110, or 43%, to $(43,440) for the year ended December 31, 2005, from $(30,330) for the year ended December 31, 2004. The increase in net loss was primarily due to an increase in policyholder benefits due to the strengthening of reserve accruals on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997, an increase in selling, underwriting and general expenses due to stock compensation and a reduction in the amortization of deferred gains on disposal of business. The increase in net loss was partially offset by approximately $39,400 of income tax accrual releases due to the resolution of IRS audits.

Total Revenues

Total revenues decreased by $20,461, or 20%, to $79,969 for the year ended December 31, 2005, from $100,430 for the year ended December 31, 2004. This decrease was primarily due to lower net realized gains on investments and lower amortization of deferred gains on disposal of businesses due to continued runoff of the sold businesses. In addition, as a result of our annual review of estimates affecting the deferred gain on disposal of businesses we took a charge of approximately $4,600.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses increased by $83,771, or 62%, to $219,256 for the year ended December 31, 2005, from $135,485 for the year ended December 31, 2004. The increase is primarily due to an increase in policyholder benefits of $61,943, or 100%, as a result of costs incurred on excess of loss reinsurance programs, related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997. These charges include a settlement with one of our largest reinsurers for 1997 and strengthening of reserves for remaining portions of the program. Selling, underwriting and general expenses increased by $19,151, or 25%, primarily due to stock appreciation rights (“SARs”), which increased by $18,000 in 2005 compared to 2004 primarily as a result of appreciation in the stock price.

Income Taxes

The income tax benefits increased by $91,122 to $95,847 for the year ended December 31, 2005 from $4,725 for the year end December 31, 2004. Approximately $39,400 of the increased benefit was primarily due to the release of previously provided tax accruals, which were no longer considered necessary based on the resolution of IRS audits. In addition, approximately $5,500 of the increased benefit was due to a recaptured tax benefit from the $19,000 of tax expense we incurred in 2004 on the repatriation of capital from Puerto Rico, primarily due to a technical correction of the American Jobs Creation Act of 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Income

Segment net loss decreased by $135,809, or 82%, to $(30,330) for the year ended December 31, 2004, from $(166,139) for the year ended December 31, 2003. The decrease in net loss was primarily due to non-recurring interest premium of $205,822 on the redemption of mandatorily redeemable preferred securities in 2003 and the reduction in distributions on mandatorily redeemable preferred securities due to the redemption of the securities in December 2003 and January 2004. Also, net investment income declined due to lower average invested assets and lower interest rates. These declines were partially offset by the increase in interest expense due to the issuance of senior notes in February 2004 and the increase in net realized gains on investments.

Total Revenues

Total revenues decreased by $23,706, or 19%, to $100,430 for the year ended December 31, 2004, from $124,136 for the year ended December 31, 2003. This decreased is primarily due to reductions in net investment income due to the lower average invested assets and lower interest rates, reductions in amortization of deferred gain on disposal of businesses and the loss incurred on disposal of the WorkAbility division of $9,232. These declines were partially offset by the increase in net realized gains on investments of $22,440 as a result of fewer other-than-temporary impairments in 2004.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses decreased by $253,991, or 65%, to $135,485 for the year ended December 31, 2004, from $389,476 for the year ended December 31, 2003. This decrease is primarily due to a decrease in distributions on mandatorily redeemable preferred securities and the interest premium on the redemption of mandatorily redeemable preferred securities incurred in 2003 as a result of the early redemption of the securities in December 2003 and January 2004. These declines were partially offset by an increase in interest expense due to the issuance of senior notes in February 2004. See “—Liquidity and Capital Resources.”

Income taxes

The income tax benefit decreased by $94,476, to $4,725 for the year ended December 31, 2004 from $99,201 for the year ended December 31, 2003. In December of 2004, pursuant to the Jobs Act, we repatriated $110,000 of capital from our Puerto Rico subsidiary and incurred approximately $19,000 of tax expense. In addition, during the fourth quarter of 2004, an analysis of the Federal Tax liability resulted in a $10,000 reduction of our tax liability.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of December 31, 2005		As of December 31, 2004
	(in thousands)
Fixed maturities	$8,961,778	72%	$9,009,290	74%
Equity securities	693,101	5%	637,738	5%
Commercial mortgage loans on real estate	1,212,006	10%	1,053,872	9%
Policy loans	61,043	1%	64,886	1%
Short-term investments	427,474	3%	300,093	2%
Collateral held under securities lending	610,662	5%	535,331	4%
Other investments	549,759	4%	546,836	5%

Total investments	$12,515,823	100%	$12,148,046	100%

Of our fixed maturity securities shown above, 66% and 67% (based on total fair value) were invested in securities rated “A” or better as of December 31, 2005 and December 31, 2004, respectively. As interest rates increase, the market value of fixed maturity securities decreases.

The following table provides the cumulative net unrealized gains (losses), pre-tax, on fixed maturity securities and equity securities as of the dates indicated:

	As of December 31, 2005	As of December 31, 2004
Fixed maturities:
Amortized cost	$8,668,595	$8,517,654
Net unrealized gains	293,183	491,636

Fair value	$8,961,778	$9,009,290

Equities:
Cost	$694,977	$617,864
Net unrealized (losses) gains	(1,876)	19,874

Fair value	$693,101	$637,738

Net unrealized gains on fixed maturity securities decreased by $198,453, or 40%, to December 31, 2005 from December 31, 2004. Net unrealized gains on equity securities decreased by $21,750, or 109%, to December 31, 2005 from December 31, 2004. The decrease in net unrealized gains was primarily due to an increase in treasury yield. The yield on 5-year treasury securities increased by approximately 72 basis points and the yield on 10-year treasury securities increased by 14 basis points between December 31, 2004 and December 31, 2005.

We recorded $765, $600, and $20,271 of pre-tax realized losses in 2005, 2004 and 2003, respectively, associated with other-than-temporary declines in value of available for sale securities. We also recorded zero, $4,217, and $11,125 of pre-tax realized losses in 2005, 2004 and 2003, respectively, associated with other investments.

The investment category and duration of our gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$67,135	$(591)	$18,471	$(547)	$85,606	$(1,138)
States, municipalities and political subdivisions	6,521	(44)	12,179	(234)	18,700	(278)
Foreign governments	142,116	(2,081)	10,142	(469)	152,258	(2,550)
Public utilities	240,259	(5,358)	36,752	(1,135)	277,011	(6,493)
All other corporate bonds	1,611,483	(28,926)	131,084	(5,383)	1,742,567	(34,309)
Mortgage Back Securities	768,920	(9,108)	128,663	(4,197)	897,583	(13,305)

Total fixed maturities	$2,836,434	$(46,108)	$337,291	$(11,965)	$3,173,725	$(58,073)

Equity securities
Common stocks:
Banks, trusts and insurance companies	$10	$(1)	$—	$—	$10	$(1)
Industrial, miscellaneous and all other	55	(44)	—	—	55	(44)
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	307,918	(7,468)	71,798	(4,286)	379,716	(11,754)

Total equity securities	$307,983	$(7,513)	$71,798	$(4,286)	$379,781	$(11,799)

The total unrealized losses represent less than 2% of the aggregate fair value of the related securities. Approximately 77% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,172 individual securities with 94% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months was approximately $9,388, with no security with a book value of greater than $1,000 having a market value below 79% of book value.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $765, $600 and $20,271 of additional other-than-temporary impairments as of December 31, 2005, 2004, and 2003, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of December 31, 2005 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.

Loss Protection and Capital Management

As part of our overall risk and capital management strategy, we purchase reinsurance for certain risks underwritten by our various business segments, including significant individual or catastrophic claims, and to free up capital to enable us to write additional business.

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

Business Dispositions

To exit certain businesses, we have used reinsurance to facilitate transactions because the businesses share legal entities with business segments we retain. Assets supporting liabilities ceded relating to these businesses are held in trusts and the separate accounts relating to divested business are still reflected in our balance sheet.

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

A substantial portion of Assurant Solutions’ reinsurance activities are related to agreements to reinsure premiums and risk related to business generated by certain clients to the clients’ captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance. Our reinsurance agreements do not relieve us from our direct obligation to our insured. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize our exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and hold substantial collateral (in the form of funds, trusts and letters of credit) as security under the reinsurance agreements. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

Liquidity and Capital Resources

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2006, the maximum amount of distributions our subsidiaries could pay under applicable laws and regulations without prior regulatory approval for our statutory subsidiaries, is approximately $292,300.

Dividends paid by our subsidiaries totaled $530,094 for the year ended December 31, 2005, $361,700 for the year ended December 31, 2004, and $99,500 for the year ended December 31, 2003. We used these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.

We paid dividends of $0.08 per common share on March 7, 2006 to stockholders of record as of February 21, 2006. We paid dividends of $0.08 per common share on June 7, 2005, September 7, 2005 and December 12, 2005. We paid dividends of $0.07 per common share on June 7, 2004, September 7, 2004, December 7, 2004, and March 14, 2005. Any determination to pay future dividends will be at the discretion of our board of directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our board of directors deems relevant.

Our qualified pension plan was under-funded by $40,612 at December 31, 2005. We contributed $40,000 as of September 30, 2005. We made an additional $6,500 contribution in December 2005. See Note 20 of Notes to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our commercial paper program is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. There were no amounts relating to the commercial paper program outstanding at December 31, 2005. We did not use the revolving credit facility during 2005 and no amounts are outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. We are in compliance with all covenants and we maintain all specified minimum ratios and thresholds.

On February 18, 2004, we issued two series of senior notes in an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is payable in a single installment due February 15, 2034. Our senior notes are rated bbb by A.M. Best, Baa1 by Moody’s and BBB+ by S&P.

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

The table below shows our recent net cash flows:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,020,152	$832,407	$718,684
Investing activities	(668,023)	(756,464)	(732,745)
Financing activities	(303,642)	(227,058)	361,564

Net change in cash	$48,487	$(151,115)	$347,503

Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Operating activities:

The key changes of the net cash inflow of $1,020,152 for the year ended December 31, 2005 compared to net cash inflow of $832,407 for the year ended December 31, 2004 were primarily due to a change in policy reserves of $926,522 in 2005 compared to $493,453 in 2004 and an inflow in accounts payable and other liabilities of $259,630 in 2005 compared to an outflow of $39,596 in 2004, offset by an outflow in reinsurance recoverable of $249,727 in 2005 compared to an inflow of $220,214 in 2004.

The key changes of the net cash inflow of $832,407 for the year ended December 31, 2004 compared to net cash inflow of $718,684 for the year ended December 31, 2003 were primarily due to changes in income taxes of $168,757 in 2004 compared to $3,133 in 2003, an inflow in premiums and accounts receivable of $51,220 in 2004 compared to an outflow of $74,475 in 2003, offset by a change in DAC and VOBA of $228,933 in 2004 compared to $57,732 in 2003.

Investing Activities:

The key changes of the net cash outflow of $668,023 for the year ended December 31, 2005 compared to net cash outflow of $756,464 for the year ended December 31, 2004 were primarily due to net purchases of fixed maturity securities of $1,002,471 in 2005 compared to $1,178,427 in 2004 and a change in collateral held under securities lending of $75,331 in 2005 compared to $114,549 in 2004, offset by a change in short term investments of $133,102 in 2005 compared to $24,300 in 2004.

The key changes of the net cash outflow of $756,464 for the year ended December 31, 2004 compared to net cash outflow of $732,745 for the year ended December 31, 2003 were primarily due to net purchases of fixed maturity securities of $1,178,427 in 2004 compared to $1,882,457 in 2003 and a change in collateral held under securities lending of $114,549 in 2004 compared to $44,064 in 2003, offset by a change in short term investments of $24,300 in 2004 compared to $415,452 in 2003.

Financing Activities:

The key change of the net cash outflow of $303,642 for the year ended December 31, 2005 compared to net cash outflow of $227,058 for the year ended December 31, 2004 was primarily due to the purchase of treasury stock of $342,148 in 2005 compared to $63,628 in 2004 offset by a change in collateral held under securities lending of $75,331 in 2005 compared to $114,549 in 2004, issuance of common stock of $5,404 in 2005 compared to $725,491 in 2004, and net repayment of debt of zero in 2005 compared to $778,463 in 2004.

The key changes of the net cash outflow of $227,058 for the year ended December 31, 2004 compared to net cash inflow of $361,564 for the year ended December 31, 2003 were primarily due to a net repayment of debt of

$778,463 for 2004 compared to a net issuance of debt of $1,750,000 in 2003 offset by a change in repayment of mandatorily redeemable preferred securities of $196,224 in 2004 compared to $1,249,850 in 2003.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Security
Mandatorily redeemable preferred securities of subsidiary trust	$—	$66,734	$137,000
Mandatorily redeemable preferred stock dividends and interest paid	61,179	37,709	128,694
Common stock dividends	42,050	29,676	181,187

Total	$103,229	$134,119	$446,881

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2005, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31,
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations:
Insurance liabilities (1)	$1,658,310	$721,434	$358,972	$902,953	$3,641,669
Debt and related interest	60,188	180,563	180,563	1,676,438	2,097,752
Mandatorily redeemable preferred stock	—	—	—	24,160	24,160
Operating leases	33,698	47,278	32,241	35,837	149,054
Pension obligations:	23,543	51,217	57,098	200,065	331,923

Commitments:
Investment purchases outstanding:
unsettled trades	175,758	—	—	—	175,758
Commercial mortgage loans on real estate	79,594	—	—	—	79,594
Other investments	15,254	1,638	—	—	16,892

Total obligations and commitments	$2,046,615	$1,002,130	$628,874	$2,839,453	$6,517,072

(1)	Insurance liabilities, reflected in the commitments and contingencies table above, include products for which we are currently making periodic payments and products for which we are not making periodic payments, but for which we believe the amount and timing of future payments is essentially fixed and determinable. Amounts included in insurance liabilities reflect estimated cash payments to be made to policyholders. The total amount represents the claims and benefits payable on all of our long and short duration contracts with the exception of $233,554 related to our FFG and LTC disposed businesses. The payment of these liabilities has been fully reinsured.

Liabilities for future policy benefits and expenses of $6,664,854 and unearned premiums of $3,851,614 as of December 31, 2005 have been excluded from the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments. These liabilities have been excluded from the table above because the determination of these liability amounts and the timing of payments are not reasonably fixed and determinable since the insurable event, payment triggering or revenue recognition event has not yet occurred.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $28,216 and $65,607 of letters of credit outstanding as of December 31, 2005 and December 31, 2004, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

Our group long term disability reserves are also sensitive to interest rates. Group long-term disability and group term life waiver of premium reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio.

The interest rate sensitivity relating to price risk of our fixed maturity security assets is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the United States and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio:

Interest Rate Movement Analysis

of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2005

	-100	-50	0	50	100
	(in thousands)
Total market value	$9,536,771	$9,243,964	$8,961,778	$8,691,444	$8,432,396
% Change in market value from base case	6.42%	3.15%	—%	(3.02)%	(5.77)%
$ Change in market value from base case	$574,993	$282,185	$—	$(270,335)	$(529,382)

The interest rate sensitivity relating to reinvestment risk of our fixed maturity security assets is assessed using hypothetical scenarios that assume purchases in the primary market and considers the effects of interest rates on sales. The effects of embedded options including call or put features are not considered. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis on our reported portfolio yield:

Interest Rate Movement Analysis

Of Portfolio Yield of Fixed Maturity Securities Investment Portfolio

As of December 31, 2005

	-100	-50	0	50	100
Portfolio Yield	5.51%	5.57%	5.64%	5.71%	5.77%
Basis Point Change in Portfolio Yield	(0.13)%	(0.07)%	—%	0.07%	0.13%

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities and by entering into reinsurance cessions.

Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA-and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating. See “Item 1—Business—Investments.”

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2005:

Rating	Fair Value	Percentage of Total
	(in thousands)
Aaa/Aa/A	$5,942,285	66%
Baa	2,412,570	27%
Ba	460,831	5%
B and lower	146,093	2%
Total	$8,961,778	100%

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments as described above under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance.”

For at least 50% of our $4,447,811 of reinsurance recoverables at December 31, 2005, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,444,992 and $995,488 as of December 31, 2005 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.” We believe that a majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 12% of Assurant PreNeed’s insurance policies with reserves of approximately $405,000 as of December 31, 2005 have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. We also have limited foreign exchange risk exposure to currencies other than the Canadian dollar, primarily the

British pound and Danish krone. However, total invested assets denominated in these other currencies were less than 5% of our total invested assets at December 31, 2005.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity security assets denominated in Canadian dollars on our entire fixed maturity portfolio is summarize in the following table:

Foreign Exchange Movement Analysis

Of Market Value of Fixed Maturity Securities Assets

As of December 31, 2005

Foreign exchange spot rate at December 31, 2005, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$8,899,599	$8,930,688	$8,961,778	$8,992,868	$9,023,957
% change of market value from base case	(0.69)%	(0.35)%	—%	0.35%	0.69%
$ change of market value from base case	$(62,179)	$(31,090)	$—	$31,090	$62,179

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis on our reported net income:

Foreign Exchange Movement Analysis

Of Net Income

As of December 31, 2005

Foreign exchange daily average rate for the year ended 2005, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$477,021	$478,132	$479,355	$480,706	$482,207
% change of market value from base case	(0.49)%	(0.26)%	—%	0.28%	0.59%
$ change of market value from base case	$(2,334)	$(1,223)	$—	$1,351	$2,852

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

We have purchased contracts to cap the inflation risk exposure inherent in some of our pre-funded funeral insurance policies.

In 2003, we determined that the modified coinsurance agreement with The Hartford contained an embedded derivative. In accordance with DIG B36, we bifurcated the contract into its debt host and embedded derivative

(i.e., total return swap) and recorded the embedded derivative at fair value on the balance sheet. Contemporaneous with the adoption of DIG B36, we reclassified the invested assets related to this modified coinsurance agreement from fixed maturities available for sale to trading securities, included in other investments. The combination of the two aforementioned transactions has no net impact in the consolidated statements of operations for all periods presented.

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

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed its internal control over financial reporting as of December 31, 2005 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers in the 2006 Proxy Statement dated April 14 (2006 Proxy Statement), under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2006 Proxy Statement, under the captions, “Directors” and “Election of Directors” in “Proposal One” is incorporated herein by reference.

Code of Ethics.

We have adopted The Assurant Guidelines on Business Conduct—Our Code of Ethics that applies to all directors, officers and employees of Assurant. Our Code of Ethics and our Corporate Governance Guidelines are posted on the “Corporate Governance” subsection of the “Investor Relations” section of our website at www.assurant.com. We intend to post any amendments to or waivers from Our Code of Ethics that apply to our executive officers or directors at this location on our website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation

The information in the 2006 Proxy Statement under the captions “Compensation of Named Executive Officers” “CORPORATE GOVERANCE—Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information in the 2006 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Security Ownership of Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information in the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2006 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements

The following consolidated financial statements of Assurant, Inc., incorporated by reference into Item 8, are attached hereto:

(a)2. Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Assurant, Inc. are attached hereto:

Schedule I—Summary of Investments other than Investments in Related Parties
Schedule II—Parent Only Condensed Financial Statements
Schedule III—Supplementary Insurance Information
Schedule IV—Reinsurance
Schedule V—Valuation and Qualifying Accounts

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

January 13, 2004).

3.3	Termination and Amendment Agreement between Assurant, Inc. and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.5 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-121820) and amendments thereto, originally filed on January 10, 2005).

Exhibit Number	Exhibit Description
3.4	Letter Agreement between Assurant, Inc. and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.6 to Assurant, Inc.’s Registration Statement on Form S-1/ A (File No. 333-121820) and amendments thereto, originally filed on January 10, 2005).

4.1	Registration Rights Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.3	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee (incorporated by reference from Exhibit 10.27 to Registrant’s Form 10-K, originally filed on March 30, 2004).

10.1	Cooperation Agreement, among the Registrant, Fortis Insurance N.V., Fortis SA/ NV and Fortis N.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.2	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.3	Amendment No. 1 To The Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).

10.4	Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan.

10.5	Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.6	Amendment No. 2 To the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.3 to Registrant’s Form 10-Q, originally filed on November 12, 2004).

10.7	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.8	Amendment No. 1 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q, originally filed on November 12, 2004).

10.9	Amendment No. 2 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q, originally filed on November 14, 2005).

10.10	Amendment No. 3 To the Executive Pension and 401K Plan, effective December 15, 2005.

10.11	Change in Control Severance Agreement with J. Kerry Clayton (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.12	Change in Control Severance Agreement with Robert B. Pollock (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.13	Amendment No. 1 To The Change in Control Severance Agreement with Robert B. Pollock, effective January 1, 2006.

Exhibit Number	Exhibit Description
10.14	Change in Control Severance Agreement with Philip Bruce Camacho (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.15	Change in Control Severance Agreement with Philip Bruce Camacho, effective January 1, 2006.

10.16

Change in Control Severance Agreement with Lesley Silvester (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.17	Amendment No. 1 To The Change in Control Severance Agreement with Lesley Silvester, effective January 1, 2006.

10.18	Change in Control Severance Agreement with Donald Hamm, effective as of January 1, 2005.

10.19	Amendment No. 1 To The Change in Control Severance Agreement with Donald Hamm, effective January 1, 2006.

10.20	Letter Agreement, dated October 17, 1997, between American Bankers Insurance Group and Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).

10.21	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.22	Assurant, Inc. Amended and Restated Directors Compensation Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on August 22, 2005).

10.23	Form of Directors Stock Agreement under Directors Compensation Plan.

10.24	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan.

10.25	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.26	Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on April 13, 2005).

10.27	Form of Restricted Stock Agreement under Assurant Long Term Incentive Plan.

10.28	Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan.

10.29	Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on March 31, 2005).

10.30	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.31	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

Exhibit Number	Exhibit Description
10.32	Agreement, dated September 1, 2003, between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc. (incorporated by reference from Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).

10.33	Amendment to the Agreement between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc., effective May 1, 2005.

10.34	Three Year Credit Agreement, dated as of January 30, 2004, by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, Bank One, NA, as administrative agent for the lenders, Citigroup North America Inc., as syndication agent, and Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, as co-documentation agents (incorporated by reference from Exhibit 10.26 to the Registrant’s Registration Statement on form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on February 3, 2004).

10.35	First Amended and Restated Credit Agreement dated as of April 29, 2005 among Assurant, Inc., as the borrower, and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on May 16, 2005).

10.36	Amendment No. 1 To The Amended and Restated Credit Agreement Dated as of April 29, 2005 among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).

14.1	Assurant Guidelines on Business Conduct—Our Code of Ethics (incorporated by reference from Exhibit 14 to Registrant’s Form 8-K, originally filed on October 15, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 10, 2006.

ASSURANT, INC.

By:	/s/ J. KERRY CLAYTON
Name:	J. Kerry Clayton
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2006.

Signature	Title

/S/ J. KERRY CLAYTON J. Kerry Clayton	Chief Executive Officer and Director (Principal Executive Officer)

/S/ ROBERT B. POLLOCK Robert B. Pollock	President and Chief Operating Officer

/S/ P. BRUCE CAMACHO P. Bruce Camacho	Executive Vice President and Chief Financial Officer

/S/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

/S/ JOHN MICHAEL PALMS John Michael Palms	Director

/S/ MICHEL BAISE Michel Baise	Director

/S/ ROBERT J. BLENDON Robert J. Blendon	Director

/S/ BETH L. BRONNER Beth L. Bronner	Director

/S/ HOWARD L. CARVER Howard L. Carver	Director

/S/ ALLEN R. FREEDMAN Allen R. Freedman	Director

/S/ CHARLES J. KOCH Charles J. Koch	Director

/S/ H. CARROLL MACKIN H. Carroll Mackin	Director

/S/ MICHELE COLEMAN MAYES Michele Coleman Mayes	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Assurant, Inc.:

We have completed an integrated audit of Assurant, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Assurant, Inc. (formerly, Fortis, Inc.) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the date that it performs its annual goodwill impairment test from January 1 to October 1.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

March 10, 2006

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
	(in thousands, except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$8,668,595 in 2005 and $8,517,654 in 2004)	$8,961,778	$9,009,290
Equity securities available for sale, at fair value (cost—$694,977 in 2005 and $617,864 in 2004)	693,101	637,738
Commercial mortgage loans on real estate, at amortized cost	1,212,006	1,053,872
Policy loans	61,043	64,886
Short-term investments	427,474	300,093
Collateral held under securities lending	610,662	535,331
Other investments	549,759	546,836

Total investments	12,515,823	12,148,046
Cash and cash equivalents	855,569	807,082
Premiums and accounts receivable, net	454,789	416,517
Reinsurance recoverables	4,447,810	4,196,810
Accrued investment income	128,150	127,583
Tax receivable	3,868	—
Deferred acquisition costs	2,022,308	1,647,654
Property and equipment, at cost less accumulated depreciation	267,720	277,088
Goodwill	804,864	823,054
Value of business acquired	151,512	170,663
Other assets	240,605	216,460
Assets held in separate accounts	3,472,435	3,717,149

Total assets	$25,365,453	$24,548,106

Liabilities
Future policy benefits and expenses	$6,664,854	$6,455,713
Unearned premiums	3,851,614	3,354,299
Claims and benefits payable	3,875,223	3,661,704
Commissions payable	301,209	294,561
Reinsurance balances payable	129,547	157,405
Funds held under reinsurance	78,578	96,226
Deferred gain on disposal of businesses	287,212	329,720
Obligation under securities lending	610,662	535,331
Accounts payable and other liabilities	1,351,196	1,238,703
Deferred income taxes, net	47,514	4,224
Income taxes payable	—	71,869
Debt	971,690	971,611
Mandatorily redeemable preferred stock	24,160	24,160
Liabilities related to separate accounts	3,472,435	3,717,149

Total liabilities	$21,665,894	$20,912,675

Commitments and contingencies (Note 26)	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,563,829 and 142,263,299 shares issued, 130,591,834 and 139,766,177 shares outstanding at December 31, 2005 and 2004, respectively	$1,426	$1,423
Additional paid-in capital	2,880,329	2,790,476
Retained earnings	1,006,910	569,605
Unamortized restricted stock compensation; 127,601 and 51,996 shares at December 31, 2005 and 2004, respectively	(2,829)	(608)
Accumulated other comprehensive income	219,499	338,163
Treasury stock, at cost; 11,844,394 and 2,445,126 shares at December 31, 2005 and 2004, respectively	(405,776)	(63,628)

Total stockholders’ equity	3,699,559	3,635,431

Total liabilities and stockholders’ equity	$25,365,453	$24,548,106

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$6,520,796	$6,482,871	$6,156,772
Net investment income	687,257	634,749	607,313
Net realized gains on investments	8,235	24,308	1,868
Amortization of deferred gains on disposal of businesses	42,508	57,632	68,277
Loss on disposal of businesses	—	(9,232)	—
Fees and other income	238,879	220,386	241,988

Total revenues	7,497,675	7,410,714	7,076,218
Benefits, losses and expenses
Policyholder benefits	3,707,809	3,839,769	3,657,763
Amortization of deferred acquisition costs and value of business acquired	926,608	820,456	834,662
Underwriting, general and administrative expenses	2,146,392	2,155,980	2,004,481
Interest expense	61,258	56,418	1,175
Distributions on mandatorily redeemable preferred securities	—	2,163	112,958
Interest premiums on redemption of mandatorily redeemable preferred securities	—	—	205,822

Total benefits, losses and expenses	6,842,067	6,874,786	6,816,861

Income before income taxes	655,608	535,928	259,357
Income taxes	176,253	185,368	73,705

Net income	$479,355	$350,560	$185,652

Earnings per share:
Basic	$3.53	$2.53	$1.70
Diluted	$3.50	$2.53	$1.70

Dividends per share	$0.31	$0.21	$1.66

Share Data:
Weighted average shares outstanding used in basic per share calculations	135,773,551	138,358,767	109,222,276
Plus: Dilutive securities	1,171,759	108,797	—

Weighted average shares used in diluted per share calculations	136,945,310	138,467,564	109,222,276

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
	(in thousands except number of shares)
Balance, January 1, 2003	$1,092	2,063,763	245,219	—	244,985	—	2,555,059	109,222,276
Dividends on common stock	—	—	(181,187)	—	—	—	(181,187)	—
Other	—	—	(963)	—	—	—	(963)	—
Comprehensive income:
Net income	—	—	185,652	—	—	—	185,652	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	51,775	—	51,775	—
Foreign currency translation, net of taxes	—	—	—	—	21,767	—	21,767	—

Total other comprehensive income							73,542	—

Total Comprehensive income:							259,194

Balance, December 31, 2003	$1,092	2,063,763	248,721	—	318,527	—	2,632,103	109,222,276
Issuance of common stock	330	725,161	—	—	—	—	725,491	32,976,854
Issuance of Restricted Shares	1	1,552	—	(1,553)	—	—	—	64,169
Dividends	—	—	(29,676)	—	—	—	(29,676)	—
Acquisition of Treasury Shares	—	—	—	—	—	(63,628)	(63,628)	—
Amortization of restricted stock compensation	—	—	—	945	—	—	945	—
Comprehensive income:
Net income	—	—	350,560	—	—	—	350,560	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	3,362	—	3,362	—
Foreign currency translation, net of taxes	—	—	—	—	18,595	—	18,595
Pension under-funding, net of income tax benefit of $1,250	—	—	—	—	(2,321)	—	(2,321)	—

Total other comprehensive income							19,636

Total Comprehensive income:							370,196

Balance, December 31, 2004	$1,423	$2,790,476	$569,605	$(608)	$338,163	$(63,628)	$3,635,431	142,263,299
Issuance of Common stock	2	5,402	—	—	—	—	5,404	207,593
Issued Stock Appreciation Rights	—	81,022	—	—	—	—	81,022	—
Issuance of Restricted Shares	1	3,429	—	(3,430)	—	—	—	92,937
Dividends	—	—	(42,050)	—	—	—	(42,050)	—
Acquisition of Treasury Shares	—	—	—	—	—	(342,148)	(342,148)	—
Amortization of restricted stock compensation	—	—	—	1,209	—	—	1,209	—
Comprehensive income:
Net income	—	—	479,355	—	—	—	479,355	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	(141,642)	—	(141,642)	—
Foreign currency translation, net of taxes	—	—	—	—	(4,574)	—	(4,574)	—
Pension under-funding, net of income tax benefit of $(14,836)	—	—	—	—	27,552	—	27,552	—

Total other comprehensive income							(118,664)	—

Total Comprehensive income:							360,691	—

Balance, December 31, 2005	$1,426	$2,880,329	$1,006,910	$(2,829)	$219,499	$(405,776)	$3,699,559	142,563,829

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Operating activities
Net income	$479,355	$350,560	$185,652
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(249,727)	220,214	239,966
Change in premiums and accounts receivables	(38,472)	51,220	(74,475)
Change in deferred acquisition costs and value of businesses acquired	(367,200)	(228,933)	(57,732)
Change in accrued investment income	(631)	8,139	(8,162)
Change in insurance policy reserves and expenses	926,522	493,453	486,815
Change in accounts payable and other liabilities	259,630	(39,596)	(10,340)
Change in commissions payable	6,243	(59,779)	23,900
Change in reinsurance balances payable	(27,930)	14,326	(29,121)
Change in funds held under reinsurance	(18,201)	(82,736)	(5,987)
Change in trading portfolio	5,660	(35,623)	(22,544)
Change in income taxes	32,914	168,757	3,133
Amortization of deferred gain on disposal of businesses	(42,508)	(57,632)	(69,594)
Depreciation and amortization	49,901	45,675	48,117
Net realized gains on investments	(8,235)	(24,308)	(1,868)
Loss on disposal of businesses	—	9,232	—
Other	12,831	383	10,924

Net cash provided by operating activities	$1,020,152	$833,352	$718,684

Investing activities
Sales of:
Fixed maturities available for sale	$1,699,867	$1,728,986	$1,154,932
Equity securities available for sale	117,421	132,938	143,740
Property and equipment	14,226	8,817	2,982
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	833,092	841,645	1,128,654
Purchase of:
Fixed maturities available for sale	(2,702,338)	(2,907,413)	(3,037,389)
Equity securities available for sale	(193,448)	(236,213)	(361,535)
Property and equipment	(55,200)	(58,409)	(81,751)
Change in commercial mortgage loans on real estate	(157,241)	(119,048)	(87,228)
Change in short term investments	(133,102)	(24,300)	415,452
Change in other invested assets	(19,854)	(15,834)	32,112
Change in policy loans	3,885	3,380	1,350
Change in collateral held under securities lending	(75,331)	(114,549)	(44,064)
Net cash received related to sale of business	—	3,536	—

Net cash used in investing activities	$(668,023)	$(756,464)	$(732,745)

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Financing activities
Repayment of mandatorily redeemable preferred securities	$—	$(196,224)	$(1,249,850)
Redemption of mandatorily redeemable preferred stock	—	—	(500)
Issuance of Debt from Fortis	—	—	74,991
Repayment of Debt from Fortis	—	—	(74,991)
Issuance of Debt	—	971,537	2,400,000
Repayment of Debt	—	(1,750,000)	(650,000)
Issuance of common stock	5,404	725,491	—
Purchase of treasury stock	(342,148)	(63,628)	—
Dividends paid	(42,050)	(29,676)	(181,187)
Change in obligation under securities lending	75,331	114,549	44,064
Commercial paper issued	134,821	99,948	—
Commercial paper repaid	(135,000)	(100,000)	—
Other	—	—	(963)

Net cash (used in) provided by financing activities	$(303,642)	$(228,003)	$361,564

Change in cash and cash equivalents	48,487	(151,115)	347,503
Cash and cash equivalents at beginning of period	807,082	958,197	610,694

Cash and cash equivalents at end of period	$855,569	$807,082	$958,197

Supplemental information:
Income taxes paid (net of refunds)	$122,406	$9,931	$62,857
Interest premiums on redemption of mandatorily redeemable preferred securities paid	$—	$66,734	$137,000
Distributions on mandatorily redeemable preferred stock and interest paid	$61,179	$37,709	$128,694

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands, except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (formerly, Fortis, Inc.) (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and selected international markets. Prior to the Initial Public Offering (the “IPO”) Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except for number of shares and per share amounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. See Note 3 for dispositions of businesses.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant items on the Company’s balance sheet affected by the use of estimates are investments, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

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

Revenue Recognition

The Company recognizes and reports revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Foreign Currency Translation

For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange gains (losses) net of income taxes have been reflected in Stockholders’ Equity under the caption “Accumulated other comprehensive income.”

Investments

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

Collateral held under securities lending and the obligation under securities lending are reported at cost, which approximates fair value.

Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement and invested assets associated with the Assurant Investment Plan (“AIP”). The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to modified coinsurance arrangements and the AIP are classified as trading securities and are reported at fair value.

The Company monitors its investment portfolio to identify investments that may be other than temporarily impaired. Changes in individual security values are monitored in order to identify potential credit problems. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at monthly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is reported as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. The retrospective method is used to adjust the effective yield.

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

Receivables

The Company reports a receivable when revenue has been recognized and reported but not collected. The Company maintains allowances for doubtful accounts for probable losses resulting from the inability to collect payments.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

Reinsurance balances payable are reported for reinsurance assumed based upon ceding entities’ estimations.

Funds held under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements.

Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Income Taxes

Current federal income taxes are recognized based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are reported for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Long Duration Contracts

Acquisition costs for pre-funded funeral life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

Acquisition costs relating to worksite group disability consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

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

Short Duration Contracts

Acquisition costs relating to property contracts, warranty and extended service contracts and single premium credit insurance contracts are amortized over the term of the contracts in relation to premiums earned.

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.

Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

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

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 39.5 years for buildings, a maximum of 7 years for furniture and a maximum of 5 years for equipment. Expenditures for maintenance and repairs are charged to income and reported as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. The fair value is based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS 142”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of SFAS 142, the Company is required to test goodwill on at least an annual basis. The Company performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the date of its annual goodwill impairment test to the fourth quarter based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill. The Company’s fourth quarter 2005 impairment test also concluded that goodwill is not impaired.

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

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings.

Other Assets

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives, including costs capitalized relating to developing software for internal use, are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then the excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time. Other assets also include the Company’s approximately 40% interest in Private Health Care Systems, Inc. (“PHCS”). The Company was a co-founder of PHCS, a provider network, and our investment in PHCS increased by 2% and 15% in 2005 and 2004, respectively. The Company accounts for PHCS according to the equity method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

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

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

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

Long Duration Contracts

Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered, individual medical policies issued prior to 2003 or issued in a limited number of jurisdictions and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

Future policy benefits and expense reserves for pre-funded funeral life insurance contracts are reported at the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

For worksite group disability, the case reserves and IBNR are recorded at an amount equal to the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.

Short Duration Contracts

For short duration contracts, claims and benefits payable reserves are reported when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case reserves and the IBNR are reported at an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The Company has exposure to asbestos, environmental and other general liability claims arising from its participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that the company discontinued writing many years ago. The Company carried case reserves for these liabilities as recommended by the various pool managers and bulk reserves for claims incurred but not yet reported. Any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficient detailed data, reporting delays, and absence of generally accepted actuarial methodology for determining the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as estimates are revised. Amounts reimbursed by the National Flood Insurance Program for processing and adjudication services are reported as a reduction of policyholder benefits.

Deferred Gain on Disposal of Businesses

The Company reports a deferred gain on disposal of businesses for disposals utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability and decreased as it is recognized and reported as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Debt

The Company reports debt net of unamortized discount or premium. Interest expense related to debt is expensed and reported as incurred.

The Company reports manditorily redeemable preferred stock equal to redemption value.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are pre-funded funeral life insurance, investment type annuities and worksite group disability insurance. The pre-funded funeral life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For pre-funded funeral life insurance policies, revenues are recognized and reported when due from policyholders. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on the worksite group disability.

For individual medical contracts sold prior to 2003, individual medical contracts currently sold in a limited number of jurisdictions and traditional life insurance contracts previously sold by the PreNeed segment but no longer offered, revenue is recognized and reported when due from policyholders.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

For universal life insurance and investment-type annuity contracts previously sold by the Solutions segment but no longer offered, revenues consist of charges assessed against policy balances.

Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized and reported as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded.

Reinstatement premiums for reinsurance are netted against net earned premiums and other considerations in the statement of operations.

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes and reports revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical, dental, property and warranty, credit life and disability, and extended service contracts and individual medical contracts issued after 2002 in most jurisdictions.

Fee Income

The Company primarily derives income from fees received from providing administrative services. Fee income is recognized and reported when services are performed.

Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor (administrative service-only plans). For these contract sales, the Company recognizes and reports administrative fee revenue on a straight-line pro-rata basis over the terms of the service contract.

Administrator obligor service contracts are sales in which the Company is designated as the obligor. The Company recognizes and reports administration fees related to these contracts as earned on the same basis as the premium is recognized or on a straight-line pro-rata basis. Administration fees related to the unexpired portion of the contract term are deferred. Acquisition costs related to these contracts are also deferred. Both the deferred administration fees and acquisition costs are amortized over the term of the contracts.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of DAC and VOBA, salaries and personnel benefits and other general operating expenses. These expenses are reported as incurred.

Business Combinations

All business combinations initiated after June 30, 2001 are accounted for under the purchase method of accounting.

Leases

The Company reports expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“FAS 5”). This requires the Company to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. The

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company reports an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented for all unvested stock options beginning with the first period presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the effective date of FAS 123R. Under the new rule, public companies are required to adopt FAS 123R in the first annual period after June 15, 2005, and, therefore, the Company is required to adopt FAS 123R by the first quarter of 2006. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. The Company does not believe the adoption of FAS 123R will have a material impact on the Company’s consolidated financial statements.

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

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of FAS 154 will have a material effect on our consolidated financial position or results of operations.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of SOP 05-1 and the potential impact on the Company’s financial statements.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply FAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of FAS 155 to have a material impact on the Company’s financial statements.

3. Dispositions

Our results of operations were affected by the following significant dispositions, including:

PreNeed Segment’s Independent United States Future Business

On November 9, 2005, the Company signed an agreement with Forethought Life Insurance Company (“Forethought”) whereby the Company will discontinue writing new PreNeed insurance policies in the United States via independent funeral homes and Non-SCI Corporate funeral home chains. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact Assurant PreNeed’s Independent—Canada or American Memorial Life Insurance Company SCI distribution channels. The transaction did not have a material impact on the Company’s consolidated financial position or results of operations.

Workability Division of Core, Inc. (“Core”)

On May 3, 2004, the Company sold the assets of its Workability division of Core. The Company recorded a pre-tax loss on sale of $9,232.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

4. Investments

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2005 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$199,855	$8,993	$(1,138)	$207,711
States, municipalities and political subdivisions	217,100	19,111	(278)	235,933
Foreign governments	566,577	25,326	(2,550)	589,353
Public utilities	1,018,278	52,806	(6,493)	1,064,591
All other corporate bonds	5,169,018	236,797	(34,309)	5,371,506
Mortgage Backed Securities	1,497,767	8,223	(13,305)	1,492,684

Total fixed maturities	$8,668,595	$351,256	$(58,073)	$8,961,778

Equity securities
Common stocks:
Banks, trusts and insurance companies	$155	$—	$(1)	$154
Industrial, miscellaneous and all other	1,165	304	(44)	1,425
Non-redeemable preferred stocks:				—
Non-sinking fund preferred stocks	693,657	9,619	(11,754)	691,522

Total equity securities	$694,977	$9,923	$(11,799)	$693,101

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2004 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$166,672	$7,894	$(217)	$174,349
States, municipalities and political subdivisions	197,730	20,211	(76)	217,865
Foreign governments	510,745	17,556	(873)	527,428
Public utilities	1,003,349	79,990	(615)	1,082,724
All other corporate bonds	4,984,647	351,711	(6,751)	5,329,607
Mortgage Backed Securities	1,654,511	27,587	(4,781)	1,677,317

Total fixed maturities	$8,517,654	$504,949	$(13,313)	$9,009,290

Equity securities
Common stocks:
Public utilities	$13	$—	$(1)	$12
Banks, trusts and insurance companies	1,037	189	(46)	1,180
Industrial, miscellaneous and all other	840	60	(24)	876
Non-redeemable preferred stocks:	—
Non-sinking fund preferred stocks	615,974	22,069	(2,373)	635,670

Total equity securities	$617,864	$22,318	$(2,444)	$637,738

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The amortized cost and fair value of fixed maturities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$285,576	$287,038
Due after one year through five years	1,727,851	1,738,836
Due after five years through ten years	2,285,371	2,334,699
Due after ten years	2,872,030	3,108,521

Total	7,170,828	7,469,094
Mortgage and asset backed securities	1,497,767	1,492,684

Total	$8,668,595	$8,961,778

Proceeds from sales of available for sale securities were $1,817,288, $1,861,924 and $1,298,672 during 2005, 2004 and 2003 respectively. Gross gains of $31,789, $53,547 and $48,730 and gross losses of $42,580, $20,232 and $15,162 were realized on dispositions in 2005, 2004 and 2003, respectively.

Major categories of net investment income were as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed maturities	$499,950	$484,232	$466,685
Equity securities	45,621	41,592	30,593
Commercial mortgage loans on real estate	85,942	79,334	70,988
Policy loans	3,699	3,832	3,920
Short-term investments	7,774	3,158	6,758
Other investments	52,295	39,927	49,007
Cash and cash equivalents	16,542	6,942	3,158
Investment expenses	(24,566)	(24,268)	(23,796)

Net investment income	$687,257	$634,749	$607,313

The net realized gains (losses) recorded in income for 2005, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed maturities	$(8,627)	$31,815	$11,927
Equity securities	(2,929)	900	1,370

Total marketable securities	(11,556)	32,715	13,297
Real estate	—	(580)	563
Other	19,791	(7,827)	(11,992)

Total	$8,235	$24,308	$1,868

The Company recorded $765, $600 and $20,271 of pre-tax realized losses in 2005, 2004 and 2003, respectively, associated with other-than-temporary declines in value of available for sale securities. The Company recorded zero, $4,217 and $11,125 of pre-tax realized losses in 2005, 2004 and 2003, respectively, associated with other investments.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$67,135	$(591)	$18,471	$(547)	$85,606	$(1,138)
States, municipalities and political subdivisions	6,521	(44)	12,179	(234)	18,700	(278)
Foreign governments	142,116	(2,081)	10,142	(469)	152,258	(2,550)
Public utilities	240,259	(5,358)	36,752	(1,135)	277,011	(6,493)
All other corporate bonds	1,611,483	(28,926)	131,084	(5,383)	1,742,567	(34,309)
Mortgage back securities	768,920	(9,108)	128,663	(4,197)	897,583	(13,305)

Total fixed maturities	$2,836,434	$(46,108)	$337,291	$(11,965)	$3,173,725	$(58,073)

Equity securities
Common stocks:
Banks, trusts and insurance companies	$10	$(1)	$—	$—	$10	$(1)
Industrial, miscellaneous and all other	55	(44)	—	—	55	(44)
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	307,918	(7,468)	71,798	(4,286)	379,716	(11,754)

Total equity securities	$307,983	$(7,513)	$71,798	$(4,286)	$379,781	$(11,799)

The total unrealized losses represent less than 2% of the aggregate fair value of the related securities. Approximately 77% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,172 individual securities with 94% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $9,388 with no security with an unrealized loss of greater than $1,000 having a market value below 79% of book value.

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and recorded $765, $600, and $20,271 of additional other than temporary impairments as of December 31, 2005, 2004 and 2003, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in an unrealized loss position as of December 31, 2005 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The Company has the intent and ability to hold these assets until the date of recovery.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2005, approximately 38% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Pennsylvania. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $20 to $18,000 at December 31, 2005 and from $27 to $12,962 at December 31, 2004. The mortgage loan valuation allowance for losses was $19,921 and $17,955 at December 31, 2005 and 2004, respectively.

At December 31, 2005, loan commitments outstanding totaled approximately $79,594. Furthermore, at December 31, 2005, the Company is committed to fund additional capital contributions of $9,910 to joint ventures and $6,982 to certain investments in limited partnerships.

The Company has short term investments and fixed maturities carried at $707,445 and $676,583 at December 31, 2005 and 2004, respectively, on deposit with various governmental authorities as required by law.

Security Lending

The Company engages in transactions in which fixed maturities, especially bonds issued by the United States Government, agencies, and U.S. Corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral. At December 31, 2005 and 2004, securities with a fair value of $587,982 and $516,778, respectively, were on loan to select brokers and are included in the Company’s available for sale investment.

5. Fair Value Disclosures

SFAS 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Fixed maturity securities: the fair value for fixed maturity securities, which include both public and 144A securities, is based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, excluding 144A securities, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: the fair value of equity securities and non-sinking fund preferred stocks is based upon quoted market prices.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

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

Other investments: the fair values of joint ventures are based on financial statements provided by partnerships or members. The invested assets related to a modified coinsurance arrangement and the AIP are classified as trading securities and are reported at fair value. The carrying amounts of the remaining other investments approximate fair value.

Collateral and obligations under securities lending: the fair value of securities lending assets and liabilities are based on quoted market prices.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$855,569	$855,569	$807,082	$807,082
Fixed maturities	8,961,778	8,961,778	9,009,290	9,009,290
Equity securities	693,101	693,101	637,738	637,738
Commercial mortgage loans on real estate	1,212,006	1,299,215	1,053,872	1,180,402
Policy loans	61,043	61,043	64,886	64,886
Short-term investments	427,474	427,474	300,093	300,093
Other investments	549,759	549,759	546,836	546,836
Assets held in separate accounts	3,472,435	3,472,435	3,717,149	3,717,149
Collateral held under securities lending	610,662	610,662	535,331	535,331
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$818,848	$810,570	$809,863	$800,500
Liabilities related to separate accounts	3,472,435	3,472,435	3,717,149	3,717,149
Obligations under securities lending	610,662	610,662	535,331	535,331

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

6. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible items. A summary of such receivables is as follows:

	As of December 31,
	2005	2004
Insurance premiums receivable	$316,238	$298,271
Other receivables	163,885	143,064
Allowance for uncollectible items	(25,334)	(24,818)

Total	$454,789	$416,517

7. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense follows:

	Year Ended December 31,
	2005	2004	2003
Current expense:
Federal	$44,235	$110,516	$6,335
Foreign	9,228	7,748	8,814

Total current expense	53,463	118,264	15,149
Deferred expense (benefit)
Federal	126,076	68,227	59,313
Foreign	(3,286)	(1,123)	(757)

Total deferred expense	122,790	67,104	58,556

Total income tax expense	$176,253	$185,368	$73,705

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2005	2004	2003
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.2)	(0.3)	(0.6)
Dividends received deduction	(0.6)	(1.0)	(1.3)
Permanent nondeductible expenses	0.3	0.2	(0.8)
Change in liability for prior year taxes	(4.8)	(1.9)	—
Tax on Jobs Act repatriation	(1.2)	3.5	—
Goodwill	—	0.1	0.4
Foreign earnings	1.3	0.6	(1.7)
Foreign tax credit	(1.6)	(1.5)	(0.9)
Low-income housing credit	(0.4)	(0.6)	(1.7)
Low-income housing adjustments	0.3	0.3	1.1
Other	(1.2)	0.2	(1.1)

Effective income tax rate:	26.9%	34.6%	28.4%

The American Jobs Creation Act of 2004 (“The Jobs Act”) was enacted in October 2004. In December 2004 the Company repatriated $110,066 from its Puerto Rico subsidiaries and incurred $18,887 of tax expense. Due to a technical correction to The Jobs Act and the resolution of IRS audits, the Company recaptured $8,054 of this tax as a tax benefit in 2005. Additionally, the Company adjusted tax liabilities for previously provided tax accruals which were no longer considered necessary due to the resolution of IRS audits. As a result of these adjustments, the Company realized tax benefits of $32,629 and $10,000 for December 31, 2005 and 2004, respectively and adjusted purchase accounting goodwill by $18,096 and $12,541 for December 31, 2005 and 2004, respectively. The Company does not anticipate that any adjustments from future IRS audits would materially impact the consolidated results of operations or the financial condition of the Company.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004
Deferred Tax Assets
Policyholder and Separate Account Reserves	$383,304	$368,180
Accrued Liabilities	100,022	191,891
Investments, Net	25,186	11,493
Loss Carryforwards	14,707	1,355
Capital Loss Carryforwards	15,526	15,563
Deferred Gain on disposal of Businesses	100,524	115,402
Compensation Related	37,299	21,380
Employee and Post-Retirement Benefits (Incl Min Pension Liability)	20,564	26,834

Total Deferred Tax Asset	$697,132	$752,098

Deferred Tax Liabilities
Deferred Acquisition Costs	$(549,990)	$(419,195)
Net Unrealized Appreciation on Securities	(98,050)	(176,033)
Other	(96,606)	(161,094)

Total Deferred Tax Liability	$(744,646)	$(756,322)

Net Deferred Income Tax Liability	$(47,514)	$(4,224)

Deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest these earnings. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is approximately $82,449. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of approximately $22,288 net of anticipated foreign tax credits.

Under pre-1984 life insurance company income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as “Policyholders’ Surplus Account.” Amounts in this account only become taxable upon the occurrence of certain events, including dividend distribution from the Policyholders’ Surplus Account. The approximate amount in this account was $5,500 and $95,200 at December 31, 2005 and 2004, respectively. Deferred taxes have not been provided on these amounts since the Company neither comtemplates any action nor foresees any events occuring that would create such tax. The Jobs Act suspends the additional tax imposed on distributions from the Policyholders’ Surplus Account for 2005 and 2006. In addition, the Jobs Act provides that distributions made during the two year suspension period will first reduce the Company’s Policyholders’ Surplus Account balance. The Policyholders’ Surplus Account has decreased because the Company paid dividends from the account in 2005. Under the Jobs Act, no tax was paid or payable is due related to this distribution from the Policyholders’ Surplus Account. The Company anticipates paying additional distributions in 2006 of $5,500 to bring the total Policyholders’ Surplus Account balance to zero.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

At December 31, 2005, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal income tax purposes. Net operating loss carryforwards total $42,019 and will expire if unused as follows:

Expiration Year	Amount
2006	$83
2009	219
2015	497
2021	22,125
2022	4,275
2023	9,368
2024	2,378
2025	1,723
unlimited	1,351

$42,019

At December 31, 2005, the Company and its subsidiaries had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards total $44,362 and will expire if unused as follows:

Expiration Year	Amount
2007	$31,772
2008	3,170
2009	1,008
2010	8,412

Total	$44,362

8. Deferred Acquisition Costs

Information about deferred acquisition costs follows:

	December 31,
	2005	2004	2003
Beginning Balance	$1,647,654	$1,384,827	$1,298,797
Costs deferred	1,280,569	1,058,954	892,400
Amortization	(907,373)	(798,985)	(810,814)
Other	1,458	2,858	4,444

Ending Balance	$2,022,308	$1,647,654	$1,384,827

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

9. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2005	2004
Land	$14,359	$14,359
Buildings and improvements	189,367	190,058
Furniture, fixtures and equipment	323,251	355,248

Total	526,977	559,665
Less accumulated depreciation	(259,257)	(282,577)

Total	$267,720	$277,088

Depreciation expense for 2005, 2004 and 2003 amounted to $49,901, $45,675 and $48,117, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

10. Goodwill and VOBA

Information about goodwill and VOBA follows:

	Goodwill for the Year Ended December 31,			VOBA for the Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Beginning Balance	$823,054	$828,523	$834,138	$170,663	$191,929	$215,245
Acquisitions (Dispositions)	(340)	6,501	(3,858)	—	—	—
Amortization, net of interest accrued	—	—	—	(19,235)	(21,472)	(23,848)
Foreign Currency Translation and Other	246	571	1,398	84	206	532
Tax Adjustments	(18,096)	(12,541)	(3,155)	—	—	—

Ending Balance	$804,864	$823,054	$828,523	$151,512	$170,663	$191,929

As prescribed under FAS 142, starting January 1, 2002, the Company has assigned goodwill to its reportable segments. Below is a rollforward of goodwill by reportable segment. This assignment of goodwill is performed only for FAS 142 impairment testing purposes.

	Solutions	Health	Employee Benefits	PreNeed	Consolidated
Balance at December 31, 2003	385,328	217,670	186,418	39,107	828,523

Acquisitions (Dispositions)	(934)	8,275	(840)	—	6,501
Foreign Currency Translation, Tax Adjustments, and Other	(1,887)	(5,702)	(500)	(3,881)	(11,970)

Balance at December 31, 2004	382,507	220,243	185,078	35,226	823,054

(Dispositions)	—	—	—	(340)	(340)
Foreign Currency Translation, Tax Adjustments, and Other	(18,096)	—	—	246	(17,850)

Balance at December 31, 2005	$364,411	$220,243	$185,078	$35,132	$804,864

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

As of December 31, 2005, the majority of the outstanding balance of VOBA is in the Company’s PreNeed segment. VOBA in the PreNeed segment assumes an interest rate ranging from 6.5% to 7.5%.

At December 31, 2005 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount
2006	$17,381
2007	15,757
2008	14,151
2009	12,704
2010	11,654

11. Reserves

The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2005			December 31, 2004
	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$2,902,918	$3,616	$14,919	$2,683,950	$3,482	$13,826
Life insurance no longer offered	513,426	820	2,129	524,612	879	2,082
Universal life and other products no longer offered	346,928	1,699	7,467	362,866	136	8,453
FFG and LTC disposed businesses	2,724,575	46,956	233,554	2,693,775	47,575	216,322
Medical	172,441	31,650	96,792	184,967	52,609	122,707
All other	4,566	608	16,472	5,543	43	10,459
Short Duration Contracts:
Group term life	—	6,207	389,994	—	9,579	393,051
Group disability	—	2,110	1,498,916	—	3,826	1,436,369
Medical	—	89,776	324,106	—	99,849	353,538
Dental	—	4,226	27,964	—	5,900	35,312
Property and Warranty	—	1,261,145	947,018	—	1,105,214	686,494
Credit Life and Disability	—	571,723	275,243	—	656,287	339,619
Extended Service Contract	—	1,784,292	34,626	—	1,346,515	38,000
Other	—	46,786	6,023	—	22,405	5,472

Total	$6,664,854	$3,851,614	$3,875,223	$6,455,713	$3,354,299	$3,661,704

The following table provides a roll forward of the claims and benefits payable for the Company’s group term life, group disability, medical and property and warranty lines of business. These are the Company’s product lines with the most significant short duration claims and benefits payable balances. Medical also includes business classified as long duration because the methodology used for setting claims and benefits payable is similar to that for short duration Medical. The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $115,873 and $121,122 at December 31, 2005 and 2004, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

	Group Term Life	Group Disability	Short Duration Medical	Long Duration Medical	Property and Warranty
Balance as of January 1, 2003, gross of reinsurance	$456,641	$1,298,704	$201,700	$132,508	$636,723
Less: Reinsurance ceded and other (1)	(2,361)	(66,869)	(29,670)	(5,767)	(286,680)

Balance as of January 1, 2003, net of reinsurance	454,280	1,231,835	172,030	126,741	350,043
Incurred losses related to:
Current year	231,922	371,273	866,908	496,794	529,501
Prior year’s interest	10,181	57,737
Prior year(s)	(106,629)	(4,690)	(44,308)	(28,037)	(13,076)

Total incurred losses	135,474	424,320	822,600	468,757	516,425
Paid losses related to:
Current year	147,819	55,819	660,580	369,692	351,439
Prior year(s)	47,680	249,141	119,992	94,094	130,338

Total paid losses	195,499	304,960	780,572	463,786	481,777
Balance as of December 31, 2003, net of reinsurance	394,255	1,351,195	214,058	131,712	384,691
Plus: Reinsurance ceded and other (1)	37	21,037	58,897	17,596	287,302

Balance as of December 31, 2003, gross of reinsurance	$394,292	$1,372,232	$272,955	$149,308	$671,993
Less: Reinsurance ceded and other (1)	(37)	(21,037)	(58,897)	(17,596)	(287,302)

Balance as of January 1, 2004, net of reinsurance	394,255	1,351,195	214,058	131,712	384,691
Incurred losses related to:
Current year	221,779	407,188	1,103,374	398,685	585,750
Prior year’s interest	10,282	59,674
Prior year(s)	(49,547)	(71,395)	(38,540)	(30,998)	(25,458)

Total incurred losses	182,514	395,467	1,064,834	367,687	560,292
Paid losses related to:
Current year	137,992	69,391	837,945	299,738	413,612
Prior year(s)	45,762	257,535	157,956	95,281	148,449

Total paid losses	183,754	326,926	995,901	395,019	562,061
Balance as of December 31, 2004, net of reinsurance	393,015	1,419,736	282,991	104,380	382,922
Plus: Reinsurance ceded and other (1)	36	16,633	70,547	18,327	303,572

Balance as of December 31, 2004, gross of reinsurance	$393,051	$1,436,369	$353,538	$122,707	$686,494
Less: Reinsurance ceded and other (1)	(36)	(16,633)	(70,547)	(18,327)	(303,572)

Balance as of January 1, 2005, net of reinsurance	393,015	1,419,736	282,991	104,380	382,922
Incurred losses related to:
Current year	211,518	382,172	1,114,229	335,788	583,837
Prior year’s interest	9,845	64,474
Prior year(s)	(56,557)	(38,018)	(53,192)	(17,632)	19,627 (2)

Total incurred losses	164,806	408,628	1,061,037	318,156	603,464
Paid losses related to:
Current year	127,289	71,780	872,899	259,863	363,547
Prior year(s)	41,201	274,726	207,137	79,817	230,233

Total paid losses	168,490	346,506	1,080,036	339,680	593,780
Balance as of December 31, 2005, net of reinsurance	389,331	1,481,858	263,992	82,856	392,606
Plus: Reinsurance ceded and other (1)	663	17,058	60,114	13,936	554,412

Balance as of December 31, 2005, gross of reinsurance	$389,994	$1,498,916	$324,106	$96,792	$947,018

(1) Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

(2) The $19,627 Property and Warranty 2005 reserve deficiency is net of $61,943 of additional claims and benefits payable in 2005 attributable to certain excess of loss reinsurance programs written from 1995 to 1997 (see note 26, Commitments and Contingencies for further discussion).

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Claims and benefits payable include claims in process as well as provisions for incurred but not reported claims. Such amounts are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefit changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

Since claims and benefits payable include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, if the amounts listed on the line labeled “Incurred losses related to: Prior year” are negative (redundant) this means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. If the line labeled “Incurred losses related to: Prior year” are positive (deficient) this means that the Company’s actual losses incurred related to prior years for these lines were greater than the estimates previously made by the Company.

The 2005 amounts reported in the Group Term Life and Group Disability roll-forwards separately show the increase in claims and benefits payable from required interest on prior reserves versus other incurred claim development. The 2004 and 2003 roll-forwards have been revised to conform to the 2005 presentation.

The amounts reported in the Medical roll-forwards have also been revised to reflect improved apportionments of the overall Medical business between short duration and long duration, as well as other refinements to the analysis. Medical reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits) have been excluded from the incurred loss roll-forwards because they cannot be analyzed appropriately under a roll-forward approach. In addition, Medical business classified as long duration has been included because the methodology used for setting claims and benefits payable is similar to that for short duration Medical.

The Group Term Life redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves. The 2003 redundancy also includes a $59,000 reduction in claims and benefits payable reserves estimate to reflect an increase in the discount rate, lower mortality rates, and higher recovery rates.

Group Disability claims and benefits payable show redundancies in all years due to actual claim recovery rates exceeding those assumed in prior year reserves. The 2003 redundancy is impacted by a $44,000 increase in claims and benefits payable reserves estimate arising from a decrease in the discount rate. During the three year period, terminations were the most favorable in 2004 leading to a higher reserve redundancy in that year.

The redundancies in our Medical lines of business, and the related downward revisions in the Company’s Medical reserve estimates, were caused by the Company’s claims developing more favorably than expected. The Company’s actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes.

In 2003 and 2004, the Company’s Property and Warranty claims and benefits payable show redundancies from the Company’s credit unemployment lines, driven by strong growth and declining unemployment in the U.S. economy. The core Property and Warranty lines had similar experience in 2005, but was more than offset by $61,943 of additional claims and benefits payable amounts recorded in 2005 related to certain excess of loss

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

reinsurance programs written from 1995 to 1997 (see note 26, Commitments and Contingencies for further discussion on the excess of loss reinsurance programs).

For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), there were no material changes in estimated amounts for incurred claims in prior years for all years.

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

The Company’s PreNeed segment distributes pre-funded funeral insurance products through two separate divisions, the independent division and the AMLIC division. The reserves for future policy benefits and expenses for pre-funded funeral life and annuity contracts and traditional life insurance no longer offered by the PreNeed segment differ by division and are established based upon the following assumptions:

PreNeed Segment—Independent Division

Interest and discount rates for pre-funded funeral life insurance are level, vary by year of issuance and product, and ranged from 4.7% to 7.3% in 2005 and from 5.3% to 7.3% in 2004 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in both 2005 and 2004.

Interest and discount rates for traditional life insurance no longer offered vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2005 and 2004 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in both 2005 and 2004.

Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future policy benefit increases on pre-funded funeral life insurance policies ranged from 1.0% to 7.0% in 2005 and 2004. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2005 and 2004 with the exception of most policies issued in 2005 where the assumption was 2.3% and in 2004 where the assumption was 1.8%. Traditional life products issued by the PreNeed segment have level benefits.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 2.0% to 5.5% in 2005 and 2004. Withdrawal charges, if any, generally range from 7.0% to 0% and grade to zero over a period of seven years for business issued in the United States. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

PreNeed Segment—AMLIC Division

Interest and discount rates for pre-funded funeral life insurance policies issued October 2000 and beyond vary by issue year and are based on pricing assumptions and modified to allow for provisions for adverse deviation. 2005 issues used a level 5.5% discount rate, 2004 issues used a level 5.3% discount rate and 2003

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

issues used a level 4.8% discount rate. Pre-funded funeral life insurance policies issued prior to October 2000 and all traditional life policies issued by the AMLIC division use discount rates, which vary by issue year and product and ranged from 2.5% to 7.5% in 2005 and 2004.

Mortality assumptions for pre-funded funeral life insurance products issued in October 2000 and beyond are based upon pricing assumptions, which approximate actual experience, and modified to allow for provisions for adverse deviation. Surrender rates for pre-funded funeral life insurance products issued in October 2000 and beyond vary by product and are based upon pricing assumptions, which approximate actual experience. Mortality assumptions for all pre-funded funeral life insurance and traditional life insurance issued by the AMLIC division prior to October 2000 are based on Statutory valuation requirements, which approximate GAAP, with no explicit provision for lapses.

Future policy benefit increases are based upon pricing assumptions. First-year guaranteed benefit increases range from 0.0% to 6.0% in 2005 and 2004. Renewal guaranteed benefit increases range from 0.0% to 3.0% in 2005 and 2004, except for a very small portion of policies which are guaranteed at 8.0%. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2005 and 2004.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2005 and 2004. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products no longer offered in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2005 and 2004, except for a very small portion of policies with a credited rate of 6.0% and guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and the funds received and ranged from 4.0% to 5.1% in 2005 and 2004. Guaranteed crediting rates where present ranged from 4.0% to 4.5%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

FFG and LTC

The reserves for FFG and LTC are included in the Company’s reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 12).

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical and dental, property, credit, warranty and all other. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The Company’s disability products are short duration contracts that include short and long term disability coverage. Claims and benefits payable for long-term disability have been discounted at 5.25% in 2005. The December 31, 2005 and 2004 liabilities include $1,440,479 and $1,383,180, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2005 and 2004 are $466,929 and $453,230, respectively.

12. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2005	2004
Ceded future policy holder benefits and expense	$2,565,223	$2,507,450
Ceded unearned premium	691,787	767,124
Ceded claims and benefits payable	928,882	716,871
Ceded paid losses	261,918	205,365

Total	$4,447,810	$4,196,810

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Year Ended December 31,
	2005			2004			2003
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Gross earned
Premiums and other considerations	$1,391,120	$6,902,914	$8,294,034	$1,556,964	$6,808,796	$8,365,760	$1,861,484	$6,256,130	$8,117,614
Premiums assumed	59,706	308,432	368,138	40,583	350,702	391,285	23,063	434,896	457,959
Premiums ceded	(530,500)	(1,610,876)	(2,141,376)	(495,584)	(1,778,590)	(2,274,174)	(528,438)	(1,890,363)	(2,418,801)

Net earned premiums and other considerations	$920,326	$5,600,470	$6,520,796	$1,101,963	$5,380,908	$6,482,871	$1,356,109	$4,800,663	$6,156,772

Gross policyholder benefits	$1,797,670	$4,394,017	$6,191,687	$1,707,500	$3,371,977	$5,079,477	$1,985,923	$2,966,912	$4,952,835
Benefits assumed	32,494	219,665	252,159	29,156	282,595	311,751	12,652	302,825	315,477
Benefits ceded	(1,050,329)	(1,685,708)	(2,736,037)	(832,898)	(718,561)	(1,551,459)	(936,181)	(674,368)	(1,610,549)

Net policyholder Benefits	$779,835	$2,927,974	$3,707,809	$903,758	$2,936,011	$3,839,769	$1,062,394	$2,595,369	$3,657,763

The Company had $403,045 and $676,136, respectively, of invested assets held in trusts or by custodians as of December 31, 2005 and 2004 for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in the Solutions’ segment, for client risk and profit sharing.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company’s various segments, including significant individual or catastrophic claims, which enables the Company to free up capital to write additional business.

For those product lines where there is exposure to catastrophes, the Company closely monitors and manages the aggregate risk exposure by geographic area and the Company has entered into reinsurance treaties to manage exposure to these types of events.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To minimize this risk, the Company has control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with the Company’s reinsurers for the sharing of risks.

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with business segments that the Company retained. Assets supporting liabilities ceded related to these businesses are held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet.

The reinsurance recoverable from The Hartford was $1,444,992 and $1,507,228 as of December 31, 2005 and 2004, respectively. The reinsurance recoverable from John Hancock was $995,488 and $882,394 as of December 31, 2005 and 2004, respectively. The Company would be responsible for administering this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. As of December 31, 2005 there have been no default events by The Hartford or John Hancock and the Company has not been obligated to fulfill any of the reinsurers’ obligations.

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

A substantial portion of Assurant Solutions’ reinsurance activities are related to agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

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

13. Debt

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

The interest expense incurred for the years ended December 31, 2005 and 2004, relating to the senior notes was $60,188 and $52,163, respectively. The Company made interest payments of $30,094 on February 15, 2005 and August 15, 2005, respectively.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Markets, Inc., which was established on January 30, 2004. In April 2005, the Company amended and restated its $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On February 3, 2005, July 13, 2005, September 9, 2005, and November 2, 2005 the Company used $40,000, $40,000, $15,000 and $40,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on February 17, 2005, July 27, 2005, September 23, 2005, and November 16, 2005, respectively. There were no amounts relating to the commercial paper program outstanding at December 31, 2005. The Company did not use the revolving credit facility during the twelve months ended December 31, 2005 and no amounts are currently outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

14. Mandatorily Redeemable Preferred Stocks

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

Information about the preferred stock is as follows:

	December 31,
	2005	2004
Preferred stock, par value $1.00 per share:
Series B: 30,000 shares authorized, 19,160 shares issued and outstanding in 2005 and 2004, respectively	$19,160	$19,160
Series C: 5,000 shares authorized, issued and outstanding	5,000	5,000

Total	$24,160	$24,160

There was no change in the outstanding shares of Series C for the years ended December 31, 2005, 2004 and 2003. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended December 31,
	2005	2004	2003
Shares outstanding, beginning	19,160	19,160	19,660
Shares redeemed	—	—	(500)

Shares outstanding, ending	19,160	19,160	19,160

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

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

15. Common Stock

Prior to the IPO in 2004, the Company had three classes of common stock, Class A, B and C. There were 40,000,000 shares authorized, 7,750,000 shares issued and outstanding of Class A common stock; 150,001 shares authorized, issued and outstanding of Class B common stock; and 400,001 shares authorized, issued and outstanding of Class C common stock.

In connection with the merger of Fortis, Inc. and Assurant, Inc., each share of Fortis, Inc. Class A common stock was exchanged for 10.75882039 shares of common stock of Assurant, Inc., which totaled 83,380,858 shares. Also, the Class B and Class C common stock outstanding were converted into an aggregate of 25,841,418 shares of common stock of Assurant, Inc. These events resulted in 109,222,276 shares of common stock outstanding.

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2005	2004
Shares outstanding, beginning	139,766,177	109,222,276
Issuance to Fortis in connection with IPO (Note 1)	—	32,976,854
Vested Restricted Shares, net (Note 16) (a)	24,546	1,262
Issuance to Board of Directors (Note 16)	14,207	10,911
Issuance related to ESPP (Note 16)	148,877	—
Issuance related to SARS exercise (Note 16)	37,295	—
Shares repurchased as part of buy-back program (Note 17)	(9,391,968)	(2,411,500)
Net shares repurchased as part of Executive 401k plan (Note 16)	(7,300)	(33,626)

Shares outstanding, ending	130,591,834	139,766,177

(a)	Vested Restricted shares shown net of shares retired to cover participant tax liability.

The Company is authorized to issue 800,000,000 shares of common stock. The 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired and it is management intent not to reissue these shares.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

16. Incentive Plans

Stock Based Incentive Plans

Director’s Compensation Plan

The Company’s Director’s Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to Non-Employee Directors. Under this Plan, each Non-Employee Director shall receive annual stock based compensation of $60 in the form of both common stock and Stock Appreciation Rights (“SARs”) in addition to cash compensation. Awards to a Non-Employee Director vest immediately and must be held for 5 years subsequent to the date of grant or settlement, or one year post resignation. Common stock issued under the Director’s Plan totaled 13,497 and 10,911 for the years ended December 31, 2005 and 2004, respectively. Expense recorded related to the Director’s Plan was $480 and $245 for the years ended December 31, 2005 and 2004, respectively.

Long-Term Incentive Plan (“LTIP”)

The 2004 Long-Term Incentive Plan provides for the granting of up to 10,000,000 shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (“ALTIP”), Business Value Rights (“BVR”) and CEO Equity Grants Plan.

The ALTIP authorizes the granting of Restricted Stock and SARs, subject to approval by the Compensation Committee, which is made up of members of the Board of Directors. Restricted Stock grants under the ALTIP are made annually and vest pro-ratably over a three year period. Unearned compensation, representing the fair value of the shares at the date of issuance, is charged to earnings over the vesting period. SARs grants under the ALTIP are also made annually and have a three year cliff vesting period and a five year contractual life. SARs not exercised prior to the end of the contractual life are automatically exercised on that date.

The BVR plan authorizes the granting of SARs, subject to the approval of the Compensation Committee or their designee. SARs grants under this plan are made annually and have a three year cliff vesting period and a three year contractual life, at the end of which the rights are automatically exercised.

The CEO Equity Grants Plan authorizes the granting of Restricted Stock, limited to 100,000 shares per year, subject to the approval of the CEO as authorized by the Compensation Committee. Restricted Stock grants under this plan have variable vesting schedules and grant dates.

All shares awarded under the LTIP vest and are exercised net of taxes at the option of the participants.

Restricted Stock

Upon closing of the IPO in 2004, the Company issued 59,430 restricted shares of Common Stock of Assurant, Inc. to certain officers of the Company under the ALTIP. During 2005, the Company granted additional awards under the ALTIP totaling 77,737 shares. All the shares are being expensed over a three year vesting period. The expense recorded related to Restricted Stock under the ALTIP was $1,157 and $699 for the years ended December 31, 2005 and 2004, respectively.

Additional grants of Restricted Stock totaling 26,000 were made in 2005 under the CEO Equity Grants Plan. Of these grants, 10,800 shares with a grant price of $37.56 vested immediately. The remaining 15,200 shares vest over periods varying from two to five years with grant prices ranging from $35.64 to $44.04. The expense recorded related to Restricted Stock for this Plan was $459 and zero for the years ended December 31, 2005 and 2004, respectively. The Company also granted 710 shares under the LTIP. The shares have a grant price of $35.25 and all shares vested immediately.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Changes in the number of restricted shares outstanding were as follows:

	December 31,
	2005	2004
Shares outstanding, beginning	51,996	—
Grants	104,447	59,430
Vests	(28,842)	(1,262)
Forfeitures	—	(6,172)

Shares outstanding, ending	127,601	51,996

Stock Appreciation Rights

On April 7, 2005, the Company approved an amendment to the Long-Term Incentive Plans. The amendment, which was effective June 30, 2005, amended SARs from rights that paid appreciation to participants in the form of cash to rights that pay appreciation to participants in the form of Company stock. As a result of the amendment, 2,696,764 Assurant, Inc. rights and 545,744 business unit rights under the previous plan were converted into 4,677,437 rights under the amended plan at June 30, 2005. The intrinsic value of the converted rights did not change from that of the existing rights under the previous plan. Of the converted rights, 4,431,400 are part of the ALTIP, of which 46% are fully vested, and 235,126 are part of the BVR Plan and are all unvested. The remaining 10,911 rights are under the Director’s Plan, all of which are fully vested. The unvested rights under the ALTIP and BVR Plans will vest over the next two years in accordance with their original vesting schedule. The conversion of the existing rights under the previous plan to the amended plan resulted in a $43,775 reclass of a liability to additional paid-in capital at June 30, 2005.

Additional grants were made subsequent to the conversion of SARs. The Company granted 1,094,075 SARs to certain Company executives under the ALTIP. Of these SARs, 1,051,425 have an exercise price of $35.64, 39,075 SARs have an exercise price of $38.08 and the remaining 3,575 SARs have an exercise price of $43.05. All the ALTIP awards have a three year cliff vesting period beginning January 1, 2005.

The Company also granted 340,720 SARs to certain Company employees under the BVR Plan. These SARs have an exercise price of $35.64 and a three year cliff vesting period beginning June 30, 2005. The Company also granted 13,497 SARs under the Director’s Plan, all of which vested immediately. Of these SARs, 11,921 have an exercise price of $35.25 and the remaining 1,576 SARs have an exercise price of $38.08.

The Company accounts for SARs as a variable plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its interpretations. SARs meet the requirements for a compensatory plan, and, accordingly, the Company records an expense based on the intrinsic value.

The following is a summary of the status of all of the Company’s SARs as of December 31, 2005 and changes during the year ended on that date:

	Number of Rights	Weighted Average Exercise Price
SARs outstanding, December 31, 2004	—	—
Converted SARs from cash based plan	4,677,437	$24.79
Grants	1,448,292	35.72
Exercises	(137,562)	26.00
Forfeitures and adjustments	(6,770)	35.64

SARs outstanding, December 31, 2005	5,981,397	$27.40

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions: interest rates ranging from 3.11% to 4.44%, expected volatility ranging from 18.51% to 32.48%, dividend yields ranging from .74% to .90% and expected life ranging from 0.5 years to 8.5 years.

The following tables summarize information about SARs outstanding and exercisable at December 31, 2005:

	SARs Outstanding
Range of Exercise Prices	Number of SARs Outstanding	Weighted—Average Remaining Contractual Life in Years	Weighted—Average Exercise Price
$4.78 - $14.69	55,749	5.40	$12.49
$21.56 - $32.59	4,077,000	6.18	23.72
$33.13 - $48.08	1,848,648	4.67	35.97

	5,981,397	5.63	$27.40

	SARs Exercisable
Range of Exercise Prices	Number of SARs Exerciseable	Weighted—Average Exercise Price
$4.78 - $14.69	55,749	$12.49
$21.56 - $32.59	2,825,256	23.15
$33.13 - $48.08	338,467	37.61

	3,219,472	$24.48

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to 5,000,000 shares to employees who are participants in the Plan. The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their after-tax compensation each offering period toward the purchase of Company shares. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of Company’s stock on the first or last day of the offering period. Prior to January 1, 2006, participants’ contribution was limited to a maximum of $6 per offering period. The ESPP was amended in November 2005 to increase the maximum contribution to $7.5 per offering period, or $15 per year. The maximum number of shares that can be purchased each offering period is limited to 5,000 shares.

The ESPP is offered to individuals who are scheduled to work at least 20 hours per week and at least five months per year, have been continuously employed for at least six months by the start of the offering period, not

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

temporary employees (employed less than 12 months), and have not been on a leave of absence for more than 90 days immediately preceding the offering period. Participants must be employed on the last day of the offering period in order to purchase Company shares under the ESPP.

In 2005, the Company issued 71,860 and 77,017 shares at a price of $23.67 and $27.63 for the offering period of July 1 through December 31, 2004 and January 1 through June 30, 2005, respectively, relating to the ESPP.

In January 2006, Company issued 73,992 shares to employees relating to the ESPP at a price of $32.59 for the offering period of July 1 through December 31, 2005.

The fair value of each award under ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model and the following assumptions: interest rates ranging from 1.63% to 3.35%, expected volatility ranging from 15.90% to 21.09%, dividend yield ranging from 0.88% to 1.06% and an expected life of 0.5 years.

The Company accounts for the ESPP in accordance with APB 25, and accordingly does not record any compensation expense.

Pro-Forma Disclosure

The following pro-forma information of net income and net income per share amounts were determined as if the Company had accounted for the ESPP and SARs Plans under the fair value method of FAS 123. This disclosure is not equivalent to the impact the Company will incur upon adoption of FAS 123R at January 1, 2006.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net income as reported	$479,355	$350,560
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	46,530	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,690)	(180)

Pro forma net income	$485,195	$350,380

Earnings per share as reported:
Basic	$3.53	$2.53
Diluted	$3.50	$2.53

Pro forma earnings per share:
Basic	$3.57	$2.53
Diluted	$3.54	$2.53

Non-Stock Based Incentive Plans

Deferred Compensation

The Deferred Compensation Programs consist of three plans: the Assurant Investment Plan (“AIP”), the ASIC Plan and the Assurant Deferred Compensation Plan (“ADC”). The AIP and ASIC Plans provided key

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. Both Plans were frozen in December 2004 and no additional contributions can be made to the Plans. Effective March 1, 2005, the ADC Plan was established as an amendment and restatement of the AIP and ASIC in order to comply with the American Jobs Creation Act (“Jobs Act”) of 2004. The ADC Plan is administered by the Company’s Senior Vice President—Compensation and Benefits, the Controller and the Senior Vice President—Tax, and provides key employees the ability to defer a portion of their eligible compensation to be invested in a variety of mutual funds. Deferrals and withdrawals under the ADCP are fully compliant with the Jobs Act definition of eligible compensation and distribution requirements. The amounts included in other investments and other liabilities related to the Deferred Compensation Plans were $99,035 and $93,246 at December 31, 2005 and 2004, respectively.

17. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2005	Total Number of Shares Purchased Under All Programs	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January	—	—	—
February	68,400	34.37	60,000
March	651,900	34.13	650,000
April	1,050,300	33.26	1,050,000
May	701,400	33.75	699,200
June	1,048,400	35.76	1,048,300
July	1,000,000	36.78	1,000,000
August	1,340,000	37.70	1,340,000
September	1,558,026	37.48	1,530,000
October	1,789,468	37.36	1,789,468
November	—	—	—
December	225,000	43.13	225,000

	9,432,894	$36.36	9,391,968

On August 2, 2004, the Company’s Board of Directors approved a share repurchase program under which the Company could repurchase up to 10%, not to exceed $400,000, of its outstanding common stock as of that date. On December 27, 2005, the Company reached the $400,000 threshold under this program. Total shares repurchased under this program were 9,294,300 shares at a cost of $337,214 and 2,411,500 shares at a cost of $62,786 for the years ended December 31, 2005 and 2004, respectively.

On November 11, 2005, the Company’s Board of Directors approved another share repurchase program under which the Company could repurchase an additional $400,000 of its outstanding common stock. As of December 31, 2005, the Company repurchased 97,668 shares of its outstanding common stock at a cost of $4,260 under this authorization.

The total number of shares repurchased under both programs during 2005 totaled 9,391,968 at a cost of $341,474. As of December 31, 2005, an additional $395,740 can be used to purchase shares pursuant to the November 11, 2005 repurchase program. Total shares repurchased during 2005 also include 40,926 that were purchased in September as a part of the dissolution of the Executive 401K Plan, as approved by the Company’s Board of Directors. See Note 16—Incentive Plans for more information.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

18. Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Pension Under- funding	Accumulated Other Comprehensive Income
Balance at December 31, 2002	$474	$279,761	$(35,250)	$244,985
Activity in 2003	21,767	51,775	—	73,542

Balance at December 31, 2003	22,241	331,536	(35,250)	318,527
Activity in 2004	18,595	3,362	(2,321)	19,636

Balance at December 31, 2004	40,836	334,898	(37,571)	338,163
Activity in 2005	(4,574)	(141,642)	27,552	(118,664)

Balance at December 31, 2005	$36,262	$193,256	$(10,019)	$219,499

The unrealized gains (losses) on securities is net of reclassification adjustments of $(5,017), $21,448 and $9,304, net of tax, in 2005, 2004 and 2003, respectively, for net realized gains (losses) on sales of securities included in net income.

19. Statutory Information

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

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s US domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2005		2004	2003
Statutory Net (Loss) Income
P&C Companies	$(14,357	)(1)	$92,927	$92,523
Life Companies	384,755		390,870	379,249

Total Statutory Net Income	$370,398		$483,797	$471,772

(1)	The $(14,357) statutory net loss in 2005 includes an after-tax charge of approximately $101,100 relating to American Reliable Insurance Company (“ARIC”) a wholly owned subsidiary that participated in certain excess of loss reinsurance programs. See Note 26—Commitments and Contingencies.

	At December 31,
	2005		2004
Statutory Capital and Surplus
P&C Companies	$675,971	(2)	$598,190
Life Companies	1,442,178		1,502,263

Total Statutory Capital and Surplus	$2,118,149		$2,100,453

(2)	ARIC’s 2005 Statutory capital and surplus reflects the charge of approximately $101,100 discussed above as well as approximately $71,700 of gain booked directly to Statutory capital and surplus relating to the reversal of previous non-admitted reinsurance recoverables.

The Company also has foreign insurance subsidiaries that are not subject to SAP. These foreign insurance subsidiaries are owned by one of our US domiciled life statutory insurance subsidiaries and thus are included in the capital and surplus amounts for life companies presented above. The statutory net income presented above does not include foreign insurance subsidiaries in accordance with SAP. The GAAP net income/(loss) for these entities was $9,661, $(1,321) and $11,322 for the years ended 2005, 2004 and 2003, respectively.

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.

The payment of dividends to the Company by any of the Company’s regulated operating subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

As part of the regulatory approval process for the acquisition of American Bankers Insurance Group (“ABIG”) in 1999, the Company entered into an agreement with the Florida Insurance Department pursuant to which American Bankers Insurance Company and American Bankers Life Assurance Company have agreed to limit the amount of ordinary dividends they would pay to the Company to an amount no greater than 50% of the amount otherwise permitted under Florida law. This agreement expired in August 2004. In addition, the Company entered into an agreement with the New York Insurance Department as part of the regulatory approval process for the merger of Bankers American Life Assurance Company, one of the Company’s New York-domiciled insurance subsidiaries, into Union Security Life Insurance Company of New York (“USLIC”) in 2001, pursuant to which USLIC agreed not to pay any dividends to the Company until fiscal year 2004. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s subsidiaries could pay to the Company in 2006 without regulatory approval is approximately $292,300.

20. Retirement and Other Employee Benefits

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The Company uses a December 31 measurement date for each plan. Summarized information on the Company’s qualified pension benefits and postretirement plans for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2005	2004	2003	2005	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$(359,755)	$(324,184)	$(269,959)	$(54,215)	$(51,029)	$(46,405)
Service cost	(18,302)	(16,980)	(15,269)	(2,516)	(2,172)	(2,311)
Interest cost	(20,262)	(19,413)	(17,945)	(3,125)	(2,937)	(3,144)
Amendments	(850)	—	(115)	—	—	—
Actuarial loss	(11,163)	(15,027)	(36,010)	(1,303)	722	(340)
Benefits paid	16,566	15,849	15,114	461	1,201	1,171

Benefit obligation at end of year	(393,766)	(359,755)	(324,184)	(60,698)	(54,215)	(51,029)

Change in plan assets
Fair value of plan assets at beginning of year	302,312	263,966	174,601	12,628	6,536	—
Actual return on plan assets	21,504	28,889	46,684	820	704	578
Employer contributions	46,500	26,000	58,558	761	6,601	7,130
Benefits paid (including admin. expenses)	(17,162)	(16,543)	(15,877)	(476)	(1,213)	(1,172)

Fair value of plan assets at end of year	353,154	302,312	263,966	13,733	12,628	6,536

Funded status at end of year	(40,612)	(57,443)	(60,218)	(46,965)	(41,587)	(44,493)
Unrecognized actuarial loss	104,531	95,075	91,531	2,373	809	1,684
Unrecognized prior service cost	10,775	11,876	21,360	8,550	12,123	13,130

Net amount recognized	$74,694	$49,508	$52,673	$(36,042)	$(28,655)	$(29,679)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$74,694	$—	$—	$—	$—	$—
Accrued benefit cost	—	(5,577)	(13,551)	(36,042)	(28,655)	(29,679)
Intangible asset	—	11,876	17,743	—	—	—
Accumulated other comprehensive income	—	43,209	48,481	—	—	—

Net amount recognized	$74,694	$49,508	$52,673	$(36,042)	$(28,655)	$(29,679)

The Company’s nonqualified plans are unfunded. At December 31, 2005, 2004 and 2003 the nonqualified plans had projected benefit obligations of $93,904, $85,158 and $71,634 respectively, and accumulated benefit obligations of $79,977, $72,939 and $62,176, respectively. A pre-tax minimum pension liability of $15,415, $14,592 and $5,750 was also recorded for these plans in accumulated other comprehensive income in 2005, 2004 and 2003, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

Components of net periodic benefit cost for the non-qualified plans for the year end December 31 were as follows:

	Pension Benefits
	2005	2004	2003
Service cost	$1,809	$2,119	$1,903
Interest cost	5,035	4,989	4,334
Amortization of prior service cost	698	753	577
Amortization of net loss	3,974	3,262	1,874
Settlement loss	—	1,089	—

Net periodic benefit cost	$11,516	$12,212	$8,688

For the year ended December 31, 2005, the accumulated benefit obligation did not exceed plan assets for the Company’s qualified Pension Plan. For the year ended December 31, 2004, information for the Company’s qualified pension plan with an accumulated benefit obligation in excess of plan assets was as follows:

Pension Benefits
2004
Projected benefit obligation	$359,755
Accumulated benefit obligation	307,889
Fair value of plan assets	302,312

Components of net periodic benefit cost for the qualified plans for the year ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$18,302	$16,980	$15,269	$2,516	$2,172	$2,311
Interest cost	20,262	19,413	17,945	3,125	2,937	3,144
Expected return on plan assets	(26,262)	(22,331)	(19,433)	(1,066)	(539)	(143)
Amortization of prior service cost	3,054	3,022	2,960	1,307	1,307	1,307
Amortization of net loss	7,062	5,619	2,207	—	—	—

Net periodic benefit cost	$22,418	$22,703	$18,948	$5,882	$5,877	$6,619

Determination of the projected benefit obligation was based on the following assumptions for the year ended December 31:

	Pension Benefits			Retirement Health Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.66%	5.80%	6.20%	5.66%	5.80%	6.20%

Determination of the net periodic benefit cost was based on the following assumptions for the year ended December 31:

	Pension Benefits			Retirement Health Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.80%	6.20%	6.75%	5.80%	6.20%	6.75%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The selection of our discount rate assumption reflects the rate at which the pension and postretirement plan obligations could be effectively settled at December 31, 2005, the methodology for selecting the discount rate was to match each plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate, for each plan, is the single rate that produces the same present value of cash flows.

The discount rate as of December 31, 2004 and 2003 was selected by management based on benchmark information, primarily the yield on the Moody’s AA long-term corporate bond index.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of the 8.25% assumption for the fiscal year 2005, 2004 and 2003.

Assumed health care cost trend rates at December 31:

	Retirement Health Benefits
	2005	2004	2003
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	10.0%	11.0%	10.0%
Post-65 Non-reimbursement Plan	14.0%	15.0%	10.0%
Reimbursement Plan	7.0%	8.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2005	2004	2003
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$67	$58	$57
Effect on postretirement benefit obligation	1,154	1,036	783

One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	(69)	(60)	(55)
Effect on postretirement benefit obligation	(1,145)	(1,028)	(745)

The Company’s pension plans and other post retirement benefit plans weighted-average asset allocation at December 31 by asset category are as follows:

	Pension Benefits			Retirement Health Benefits
	2005	2004	2003	2005	2004	2003
Assets Category
Equity securities	77.0%	77.0%	78.0%	77.0%	77.0%	78.0%
Debt securities	21.5%	20.0%	21.0%	21.5%	20.0%	21.0%
Other	1.5%	3.0%	1.0%	1.5%	3.0%	1.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The goals of the asset strategy are to determine if the growth in the value of the fund over the long-term, both in real and nominal terms, manage (control) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities.

The Investment Committee that oversees the investment of the plan assets conducted a review of the Investment Strategies and Policies of the Plan in the fourth quarter of 2001. This included a review of the strategic asset allocation, including the relationship of the Plan liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted a target asset allocation and modified the ranges:

	Low	Target	High
Debt securities	20%	25%	30%
Equity securities	65%	75%	85%

The equity securities category includes both domestic and foreign equity securities. The target asset equity security allocation of U.S. and foreign securities is 65% and 10%, respectively.

The Company expects to contribute $23,700 to its pension plans and $1,500 to its retirement health benefit plan in 2006.

The following qualified benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health benefits
2006	$23,543	$1,572
2007	24,902	1,785
2008	26,315	2,005
2009	27,785	2,231
2010	29,313	2,492
Year 2011-2015	170,752	17,278

Total	$302,610	$27,363

The Company and its subsidiaries have a defined contribution plan covering substantially all employees which provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $25,381, $25,318 and $24,919 in 2005, 2004 and 2003, respectively.

21. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant PreNeed, and Corporate & Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Assurant PreNeed provides life insurance policies and

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

annuity products that provide benefits to fund pre-arranged funerals. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of FFG and LTC through reinsurance agreements.

The Company evaluates performance of the operating business segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. (See Note 2)

The Company utilizes derivative instruments in managing the PreNeed segment’s exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limit the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the results of operations in fees and other income. As of December 31, 2005 and 2004, the CPI CAPs included in other assets amounted to $9,980 and $9,850, respectively, and the (loss)/gain recorded in the results of operations totaled ($1,795) and $1,050, respectively.

On June 21, 2005, the Company announced its intention to separate Assurant Solutions into two segments—Assurant Specialty Property and Assurant Solutions. The Company will begin reporting separate segment financial information sometime in 2006 upon completion of the separation of the underlying product lines.

During the third quarter of 2005, the Company made a change to the structure of its reportable segments when significant developments occurred in resolving certain disputes related to excess of loss reinsurance programs. All activities related to the excess of loss reinsurance programs are now being managed by and are reflected in the Corporate & Other segment. Policyholder benefits of $7,795 previously reported in the Assurant Solutions segment during the second quarter of 2005 have been reclassified to the Corporate & Other segment and are included in the results for the year ended December 31, 2005.

On November 9, 2005, the Company signed an agreement with Forethought whereby the Company will discontinue writing new PreNeed insurance policies in the United States via independent funeral homes and Non-SCI Corporate funeral home chains. This agreement does not impact Assurant PreNeed’s Independent—Canada or American Memorial Life Insurance Company’s SCI distribution channels. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments mentioned above, the Company will realign the PreNeed segment under the new Assurant Solutions segment.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The following tables summarize selected financial information by segment for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,613,014	$2,163,965	$1,277,838	$465,979	$—	$6,520,796
Net investment income	204,562	69,056	156,889	228,956	27,794	687,257
Net realized gains on investments	—	—	—	—	8,235	8,235
Amortization of deferred gain on disposal of businesses	—	—	—	—	42,508	42,508
Fees and other income	167,397	40,344	26,214	3,492	1,432	238,879

Total revenues	2,984,973	2,273,365	1,460,941	698,427	79,969	7,497,675
Benefits, losses and expenses
Policyholder benefits	878,718	1,344,624	936,835	485,689	61,943	3,707,809
Amortization of deferred acquisition costs and value of business acquired	764,599	30,094	21,183	110,732	—	926,608
Underwriting, general and administrative expenses	977,258	627,805	397,359	47,915	96,055	2,146,392
Interest expense	—	—	—	—	61,258	61,258

Total benefits, losses and expenses	2,620,575	2,002,523	1,355,377	644,336	219,256	6,842,067

Segment income (loss) before income tax	364,398	270,842	105,564	54,091	(139,287)	655,608
Income taxes	123,078	92,787	37,198	19,037	(95,847)	176,253

Segment income (loss) after tax	$241,320	$178,055	$68,366	$35,054	$(43,440)	$479,355

Net income						$479,355

Segment Assets:

Segments assets, excluding goodwill	$8,400,614	$1,635,289	$2,930,447	$4,444,718	$7,149,521	$24,560,589

Goodwill						804,864

Total assets						$25,365,453

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2004
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,448,641	$2,231,298	$1,276,812	$526,120	$—	$6,482,871
Net investment income	184,951	67,902	149,718	206,300	25,878	634,749
Net realized gains on investments	—	—	—	—	24,308	24,308
Amortization of deferred gain on disposal of businesses	—	—	—	—	57,632	57,632
Loss on disposal of business	—	—	—	—	(9,232)	(9,232)
Fees and other income	143,718	38,708	29,306	6,810	1,844	220,386

Total revenues	2,777,310	2,337,908	1,455,836	739,230	100,430	7,410,714
Benefits, losses and expenses
Policyholder benefits	935,431	1,422,783	950,235	531,320	—	3,839,769
Amortization of deferred acquisition costs and value of business acquired	653,447	37,602	15,700	113,707	—	820,456
Underwriting, general and administrative expenses	1,004,955	637,305	394,037	42,779	76,904	2,155,980
Interest expense	—	—	—	—	56,418	56,418
Distributions on mandatorily redeemable preferred securities	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	2,593,833	2,097,690	1,359,972	687,806	135,485	6,874,786

Segment income (loss) before income tax	183,477	240,218	95,864	51,424	(35,055)	535,928
Income taxes	57,319	81,931	33,654	17,189	(4,725)	185,368

Segment income (loss) after tax	$126,158	$158,287	$62,210	$34,235	$(30,330)	$350,560

Net income						$350,560

Segment Assets:

Segments assets, excluding goodwill	$7,277,524	$1,784,574	$2,887,860	$4,289,401	$7,485,693	23,725,052

Goodwill						823,054

Total assets						$24,548,106

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2003
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,361,815	$2,009,248	$1,256,430	$529,279	$—	$6,156,772
Net investment income	186,850	49,430	139,956	188,224	42,853	607,313
Net realized gains on investments	—	—	—	—	1,868	1,868
Amortization of deferred gain on disposal of businesses	—	—	—	—	68,277	68,277
Fees and other income	139,487	32,255	53,793	5,315	11,138	241,988

Total revenues	2,688,152	2,090,933	1,450,179	722,818	124,136	7,076,218
Benefits, losses and expenses
Policyholder benefits	899,229	1,317,046	920,948	520,540	—	3,657,763
Amortization of deferred acquisition costs and value of business acquired	648,327	71,295	9,656	105,384	—	834,662
Underwriting, general and administrative expenses	951,878	517,988	423,536	41,558	69,521	2,004,481
Interest expense and distributions on mandatorily redeemable preferred securities	—	—	—	—	114,133	114,133
Interest premium on redemption of mandatorily redeemable preferred securities	—	—	—	—	205,822	205,822

Total benefits, losses and expenses	2,499,434	1,906,329	1,354,140	667,482	389,476	6,816,861

Segment income (loss) before income tax	188,718	184,604	96,039	55,336	(265,340)	259,357
Income taxes	55,529	63,591	34,472	19,314	(99,201)	73,705

Segment income (loss) after tax	$133,189	$121,013	$61,567	$36,022	$(166,139)	$185,652

Net income						$185,652

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

The Company operates primarily in the United States and Canada. The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived Assets
2005
United States	$7,057,187	$260,792
Foreign	440,488	6,928

Total	$7,497,675	$267,720

2004
United States	$7,053,134	$268,229
Foreign	357,580	8,859

Total	$7,410,714	$277,088

2003
United States	$6,772,472	$274,230
Foreign	303,746	9,532

Total	$7,076,218	$283,762

Revenue is based in the country where the product was sold and long-lived assets are based on the physical location of those assets. The Company has no reportable major customers.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

22. Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Year Ended December 31,
	2005	2004	2003
	(in thousands except number of shares and per share amounts)
Numerator
Income before income taxes	655,608	535,928	259,357
Net Income	479,355	350,560	185,652

Denominator
Weighted average shares outstanding used in basic per share calculations	135,773,551	138,358,767	109,222,276

Incremental common shares from assumed:
SARs	1,075,458	—	—
Executive 401K plan	—	8,055	—
Restricted stock	22,309	28,882	—
ESPP	73,992	71,860	—

Weighted average shares used in diluted per share calculations	136,945,310	138,467,564	109,222,276

Earnings Per Share - Basic
Income before income taxes	$4.83	$3.87	$2.37
Net income	$3.53	$2.53	$1.70

Earnings Per Share - Diluted
Income before income taxes	$4.79	$3.87	$2.37
Net income	$3.50	$2.53	$1.70

Restricted shares totaling 92,937 and zero were outstanding for the years ended December 31, 2005 and 2004, but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

23. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2005
Total revenues	$1,862,354	$1,874,303	$1,879,441	$1,881,577
Income before income taxes	176,723	188,099	141,374	149,412
Net income	114,398	127,624	100,287	137,046
Basic per share data:
Income before income taxes	$1.26	$1.37	$1.05	$1.14
Net income	$0.82	$0.93	$0.74	$1.05
Diluted per share data:
Income before income taxes	$1.26	$1.35	$1.04	$1.12
Net income	$0.82	$0.92	$0.74	$1.03

	March 31	June 30	September 30	December 31
2004
Total revenues	$1,859,908	$1,839,165	$1,833,545	$1,878,096
Income before income taxes	142,761	144,044	109,254	139,869
Net income	94,378	95,210	74,844	86,128
Basic per share data:
Income before income taxes	$1.10	$1.01	$0.77	$1.00
Net income	$0.73	$0.67	$0.53	$0.61
Diluted per share data:
Income before income taxes	$1.10	$1.01	$0.77	$1.00
Net income	$0.73	$0.67	$0.53	$0.61

During the fourth quarter of 2005 the Company adjusted tax liabilities by $32,629 for previously provided tax accruals which were no longer considered necessary due to the resolution of IRS audits. See Note 7—Income Taxes.

24. Related Party Transactions

During 2003, the Company paid $644 to Fortis for costs representing salary, benefits and other expenses of a director of the Company, who was then an employee of a Fortis subsidiary, and his support staff. The Company discontinued these payments as of October 3, 2003.

The other related party transactions are disclosed in notes 1, 14 and 15.

25. Subsequent Events

On February 8, 2006, the Board of Directors declared a quarterly dividend of $0.08 per common share. The dividend will be payable on March 7, 2006 to stockholders of record as of February 21, 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

One of our subsidiaries, ARIC, participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap risks from 1995 to 1997. See Note 26—Commitment and Contingencies. On February 28, 2006 many of the disputes relating to losses in the 1996 program settled. Loss accruals previously established relating to the 1996 program were adequate.

26. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2005, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2006	$33,698
2007	25,237
2008	22,041
2009	18,289
2010	13,952
Thereafter	35,837

Total minimum future lease payments	$149,054

Rent expense was $34,921, $37,712 and $36,863 for 2005, 2004 and 2003, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had approximately $28,216 and $65,607 of letters of credit outstanding as of December 31, 2005 and 2004, respectively.

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, and although no assurances can be given the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial condition or results of operations.

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

In addition, ARIC, participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(In thousands except number of shares and per share amounts)

and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes.

Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited, relating to the 1995 and 1997 program years, have been resolved by settlement or arbitration. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and based on management’s best estimate, the Company increased its reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty. On February 28, 2006 there was a settlement relating to the 1996 program. See Note 25—Subsequent Events.

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

As part of ongoing, industry-wide investigations, the Company has previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York. The areas of inquiry addressed to the Company include “certain loss mitigation products” and documents relating to the use of finite risk insurance. The Company has conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and has provided information as requested. Based on the Company’s investigation to date into this matter, the Company has concluded that there was a verbal side agreement with respect to one of the Company’s reinsurers under its catastrophic reinsurance program. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to the Company’s financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and $0, respectively. This contract expired in December 2004 and was not renewed.

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

Assurant, Inc. and Subsidiaries

at December 31, 2005

Schedule I—Summary of Investments Other Than Investments in Related Parties

	Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$199,855	$207,710	$207,710
States, municipalities and political subdivisions	217,100	235,933	235,933
Foreign governments	566,577	589,353	589,353
Public utilities	1,018,278	1,064,591	1,064,591
All other corporate bonds	5,169,018	5,371,506	5,371,506
Mortgage backed securities	1,497,767	1,492,685	1,492,685

Total fixed maturities	$8,668,595	$8,961,778	$8,961,778

Equity securities
Common stocks:
Banks, trusts and insurance companies	$155	$154	$154
Industrial, miscellaneous and all other	1,165	1,425	1,425
Non-Redeemable Preferred Stocks:
Non-sinking fund preferred stocks	693,657	691,522	691,522

Total equity securities	$694,977	$693,101	$693,101

Commercial mortgage loans on real estate, at amortized cost	$1,212,006	$1,299,215	$1,212,006
Policy loans	61,043	61,043	61,043
Short-term investments	427,474	427,474	427,474
Collateral held under securities lending	610,662	610,662	610,662
Other investments	549,759	549,759	549,759

Total investments	$12,224,516	$12,603,032	$12,515,823

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Balance Sheets (Parent Only)

	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,003,549	$4,129,180
Fixed maturities (amortized cost—$92,622 in 2005 and $68,245 in 2004)	92,666	68,321
Short-term investments	3,522	1,057
Other investments	116,781	108,490

Total investments	4,216,518	4,307,048

Cash and cash equivalents	361,443	315,248
Receivable from subsidiaries, net	27,313	6,077
Income tax receivable	38,039	3,493
Accrued investment income	98	28
Property and equipment, at cost less accumulated depreciation	158,622	151,196
Deferred income taxes, net	52,403	68,135
Goodwill	28,648	28,648
Other assets	59,861	89,280

Total assets	$4,942,945	$4,969,153

Liabilities
Accounts payable and other liabilities	$247,536	$337,951
Debt	971,690	971,611
Mandatorily redeemable preferred stock	24,160	24,160

Total liabilities	$1,243,386	$1,333,722

Commitments and Contingencies	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,563,829 and 142,263,299 shares issued, 130,591,834 and 139,766,177 shares outstanding at December 31, 2005 and 2004, respectively	$1,426	$1,423
Additional paid-in capital	2,880,329	2,790,476
Retained earnings	1,006,910	569,605
Unamortized restricted stock compensation; 127,601 and 51,996 shares at December 31, 2005 and 2004, respectively	(2,829)	(608)
Accumulated other comprehensive income	219,499	338,163
Treasury stock, at cost; 11,844,394 and 2,445,126 shares at December 31, 2005 and 2004, respectively	(405,776)	(63,628)

Total stockholders’ equity	3,699,559	3,635,431

Total liabilities and stockholders’ equity	$4,942,945	$4,969,153

Effective November 1, 2005, two dental holding companies, indirectly wholly owned subsidiaries of Assurant, Inc. and Subsidiaries, were merged into the operations of Assurant, Inc. (“Parent Company”). Accordingly, all prior period amounts have been reclassified to conform to the 2005 presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Income Statements (Parent Only)

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Net investment income	$13,629	$6,947	$74,298
Net realized gains (losses) on investments	5,763	(3,411)	(9,386)
Fees and other income	61,138	58,307	58,425
Equity in undistributed net income of subsidiaries	520,704	417,606	367,764

Total revenues	601,234	479,449	491,101
Expenses
General and administrative expenses	137,845	109,134	91,001
Interest Expense	61,258	56,418	1,174
Distributions on mandatorily redeemable preferred securities	—	2,163	112,958
Interest premiums on redemption of mandatorily redeemable preferred securities	—	—	205,822

Total expenses	199,103	167,715	410,955

Income before income taxes and equity in undistributed net (loss) income of consolidated subsidiaries	402,131	311,734	80,146
Income tax benefit	(77,224)	(38,826)	(105,506)

Net income	$479,355	$350,560	$185,652

Effective November 1, 2005, two dental holding companies, indirectly wholly owned subsidiaries of Assurant, Inc. and Subsidiaries, were merged into the operations of Assurant, Inc. (“Parent Company”). Accordingly, all prior period amounts have been reclassified to conform to the 2005 presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Statements of Cash Flows (Parent Only)

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Operating Activities
Net income	$479,355	$350,560	$185,652
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (income) on consolidated subsidiaries	8,546	(56,376)	(268,264)
Change in receivables	(19,706)	22,067	53,087
Change in income taxes	(18,811)	64,396	(96,147)
Change in accrued interest	—	(47,693)	51,078
Change in accounts payable and other liabilities	18,159	16,603	41,977
Change in trading portfolio	(8,138)	(40,961)	(11,972)
Depreciation and amortization	26,452	23,856	16,542
Net realized (gains) losses on investments	(5,763)	3,414	9,386
Other	35,100	(6,355)	(3,262)

Net cash provided by (used in) operating activities	515,194	329,509	(21,923)

Investing Activities
Sales of:
Fixed maturities available for sale	43,213	—	—
Property and equipment	9,020	528	—
Maturities, prepayments, and scheduled redemption of:
Fixed Maturities available for sale	32,414	2,013	—
Purchase of:
Fixed maturities available for sale	(100,000)	(70,292)	—
Property and equipment	(42,819)	(42,704)	(20,024)
Capital contributed to subsidiaries	(29,236)	(8,529)	(821,264)
Purchase of subsidiaries	—	(16,000)	—
Surplus note receivable	—	—	770,000
Change in short term investments	(2,465)	(41)	(144)
Change in other invested assets	(153)	51	107

Net cash (used in) investing activities	(90,026)	(134,974)	(71,325)

Financing Activities
Repayment of mandatorily redeemable preferred securities	—	(196,224)	(1,249,850)
Redemption of mandatorily redeemable preferred stock	—	—	(500)
Issuance of debt from Fortis	—	—	74,991
Repayment of debt from Fortis	—	—	(74,991)
Issuance of debt	—	971,537	2,400,000
Repayment of debt	—	(1,750,000)	(650,000)
Issuance of common stock	5,404	725,491	—
Purchase of treasury stock	(342,148)	(63,628)	—
Dividends paid	(42,050)	(29,676)	(181,187)
Commercial paper issued	134,821	99,948	—
Commercial paper repaid	(135,000)	(100,000)	—
Other	—	—	(963)

Net cash (used in) provided by financing activities	(378,973)	(342,550)	317,500

Change in cash and cash equivalents	46,195	(148,015)	224,252
Cash and cash equivalents at beginning of period	315,248	463,263	239,011

Cash and cash equivalents at end of period	$361,443	$315,248	$463,263

Effective November 1, 2005, two dental holding companies, indirectly wholly owned subsidiaries of Assurant, Inc. and Subsidiaries, were merged into the operations of Assurant, Inc. (“Parent Company”). Accordingly, all prior period amounts have been reclassified to conform to the 2005 presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Assurant, Inc. and Subsidiaries

for the years ended December 31, 2005, 2004 & 2003

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Property and Casualty Premiums Written
	(in thousands)
2005
Solutions	$1,762,112	$346,928	$3,665,646	$1,270,377	$2,613,014	$204,562	$878,718	$760,910	$980,946	$1,622,413
Employee Benefits	28,894	—	12,480	1,926,396	1,277,838	156,889	936,835	21,183	397,359	—
Health	76,592	362,363	126,554	429,090	2,163,965	69,056	1,344,624	30,094	627,805	—
Preneed	154,710	3,420,910	4,642	18,233	465,979	228,956	485,689	95,186	63,462	—
Corporate and Other	—	2,534,653	42,292	231,127	—	27,794	61,943	—	96,054	—

Total Segments	$2,022,308	$6,664,854	$3,851,614	$3,875,223	$6,520,796	$687,257	$3,707,809	$907,373	$2,165,626	$1,622,413

2004
Solutions	$1,360,108	$362,867	$3,130,558	$1,078,038	$2,448,641	$184,951	$935,431	$649,224	$1,009,179	$1,320,657
Employee Benefits	19,576	—	18,610	1,868,381	1,276,812	149,718	950,235	15,700	394,037	—
Health	105,409	361,866	158,290	485,220	2,231,298	67,902	1,422,783	37,602	637,305	—
Preneed	162,561	3,214,106	4,405	16,299	526,120	206,300	531,320	96,459	60,027	—
Corporate and Other	—	2,516,874	42,436	213,766	—	25,878	—	—	76,904	—

Total Segments	$1,647,654	$6,455,713	$3,354,299	$3,661,704	$6,482,871	$634,749	$3,839,769	$798,985	$2,177,452	$1,320,657

2003
Solutions	$1,069,289	$364,795	$2,933,601	$1,093,746	$2,361,815	$186,850	$899,229	$643,462	$956,743	$1,280,260
Employee Benefits	11,488	—	23,525	1,800,595	1,256,430	139,956	920,948	9,656	423,536	—
Health	141,396	170,747	124,148	450,423	2,009,248	49,430	1,317,046	71,295	517,988	—
Preneed	161,067	2,971,388	4,657	19,529	529,279	188,224	520,540	86,401	60,541	—
Corporate and Other	1,587	2,772,618	47,916	154,973	—	42,853	—	—	69,521	—

Total Segments	$1,384,827	$6,279,548	$3,133,847	$3,519,266	$6,156,772	$607,313	$3,657,763	$810,814	$2,028,329	$1,280,260

Assurant, Inc. and Subsidiaries

for the year ended December 31, 2005

Schedule IV—Reinsurance

	Gross amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$155,936,027	$46,017,284	$1,267,402	$111,186,145	1.1%

Premiums:
Life insurance	$1,418,297	$547,653	$96,584	$967,228	10.0%
Accident and health insurance	4,191,619	738,933	175,067	3,627,753	4.8%
Property and liability insurance	2,684,118	854,790	96,487	1,925,815	5.0%

Total premiums	$8,294,034	$2,141,376	$368,138	$6,520,796	5.6%

Benefits:
Life insurance	$1,628,281	$924,522	$47,282	$751,041	6.3%
Accident and health insurance	2,323,819	311,910	164,861	2,176,770	7.6%
Property and liability insurance	2,239,587	1,499,605	40,016	779,998	5.1%

Total benefits	$6,191,687	$2,736,037	$252,159	$3,707,809	6.8%

Assurant, Inc. and Subsidiaries

for the year ended December 31, 2004

Schedule IV—Reinsurance

	Gross amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$160,553,222	$49,955,772	$5,894,874	$116,492,324	5.1%

Premiums:
Life insurance	$1,512,658	$549,968	$76,212	$1,038,902	7.3%
Accident and health insurance	4,390,340	827,090	187,175	3,750,425	5.0%
Property and liability insurance	2,462,762	897,116	127,898	1,693,544	7.6%

Total premiums	$8,365,760	$2,274,174	$391,285	$6,482,871	6.0%

Benefits:
Life insurance	$1,625,748	$849,979	$58,165	$833,934	7.0%
Accident and health insurance	2,366,835	259,363	156,645	2,264,117	6.9%
Property and liability insurance	1,086,894	442,117	96,941	741,718	13.1%

Total benefits	$5,079,477	$1,551,459	$311,751	$3,839,769	8.1%

Assurant, Inc. and Subsidiaries

for the year ended December 31, 2003

Schedule IV—Reinsurance

	Gross amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$168,236,237	$56,441,995	$5,890,693	$117,684,935	5.0%

Premiums:
Life insurance	$1,618,844	$637,049	$66,348	$1,048,143	6.3%
Accident and health insurance	4,235,381	949,336	231,174	3,517,219	6.6%
Property and liability insurance	2,263,389	832,416	160,437	1,591,410	10.1%

Total premiums	$8,117,614	$2,418,801	$457,959	$6,156,772	7.4%

Benefits:
Life insurance	$1,574,439	$859,267	$31,893	$747,065	4.3%
Accident and health insurance	2,450,036	344,228	94,070	2,199,878	4.3%
Property and liability insurance	928,360	407,054	189,514	710,820	26.7%

Total benefits	$4,952,835	$1,610,549	$315,477	$3,657,763	8.6%

Assurant, Inc. and Subsidiaries

as of December 31, 2005, 2004 and 2003

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
2005:
Valuation allowance for mortgage loans on real estate	$17,955	$2,586	$—	$620	$19,921
Valuation allowance for uncollectible agents balances	21,945	(2,063)	1,032	3,130	17,784
Valuation allowance for uncollectible accounts	2,873	6,781	(918)	1,186	7,550

Total	$42,773	$7,304	$114	$4,936	$45,255

2004:
Valuation allowance for mortgage loans on real estate	$18,854	$550	$—	$1,449	$17,955
Valuation allowance for uncollectible agents balances	28,449	474	—	6,978	21,945
Valuation allowance for uncollectible accounts	867	2,569	—	563	2,873

Total	$48,170	$3,593	$—	$8,990	$42,773

2003:
Valuation allowance for mortgage loans on real estate	$19,106	$495	$—	$747	$18,854
Valuation allowance for uncollectible agents balances	35,487	5,189	—	12,227	28,449
Valuation allowance for uncollectible accounts	478	288	490	389	867

Total	$55,071	$5,972	$490	$13,363	$48,170