Form 10-Q
period 2006-03-31
ASSURANT INC
filed 2006-05-10
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-31978	39-1126612
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Chase Manhattan Plaza, 41st Floor

New York, New York 10005

(212) 859-7000

(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

The number of shares of the registrant’s Common Stock outstanding at May 1, 2006 was 128,986,923.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At March 31, 2006 (unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $8,772,170 in 2006 and $8,668,595 in 2005)	$8,847,534	$8,961,778
Equity securities available for sale, at fair value (cost - $744,632 in 2006 and $694,977 in 2005)	746,031	693,101
Commercial mortgage loans on real estate, at amortized cost	1,234,185	1,212,006
Policy loans	60,044	61,043
Short-term investments	262,182	427,474
Collateral held under securities lending	543,198	610,662
Other investments	555,761	549,759

Total investments	12,248,935	12,515,823
Cash and cash equivalents	650,705	855,569
Premiums and accounts receivable, net	514,146	454,789
Reinsurance recoverables	4,075,817	4,447,810
Accrued investment income	132,268	128,150
Tax receivable	—	3,868
Deferred income taxes, net	12,953	—
Deferred acquisition costs	2,081,540	2,022,308
Property and equipment, at cost less accumulated depreciation	268,242	267,720
Goodwill	804,889	804,864
Value of business acquired	147,537	151,512
Other assets	245,559	240,605
Assets held in separate accounts	3,498,093	3,472,435

Total assets	$24,680,684	$25,365,453

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At March 31, 2006 (unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,697,981	$6,664,854
Unearned premiums	3,906,705	3,851,614
Claims and benefits payable	3,559,322	3,875,223
Commissions payable	231,977	301,209
Reinsurance balances payable	109,039	129,547
Funds held under reinsurance	78,819	78,578
Deferred gain on disposal of businesses	278,378	287,212
Obligation under securities lending	543,198	610,662
Accounts payable and other liabilities	1,092,163	1,351,196
Deferred income taxes, net	—	47,514
Income taxes payable	36,569	—
Debt	971,711	971,690
Mandatorily redeemable preferred stock	23,160	24,160
Liabilities related to separate accounts	3,498,093	3,472,435

Total liabilities	$21,027,115	$21,665,894

Commitments and contingencies (note 10)	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,697,355 and 142,563,829 shares issued, 129,329,491 and 130,591,834 shares outstanding at March 31, 2006 and December 31, 2005, respectively	$1,427	$1,426
Additional paid-in capital	2,880,855	2,880,329
Retained earnings	1,158,973	1,006,910
Unamortized restricted stock compensation (127,601 shares at December 31, 2005)	—	(2,829)
Accumulated other comprehensive income	78,400	219,499
Treasury stock, at cost; 13,261,194 and 11,844,394 shares at March 31, 2006 and December 31, 2005, respectively	(466,086)	(405,776)

Total stockholders’ equity	3,653,569	3,699,559

Total liabilities and stockholders’ equity	$24,680,684	$25,365,453

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,672,653	$1,631,894
Net investment income	192,562	164,200
Net realized (loss) gain on investments	(4,452)	492
Amortization of deferred gain on disposal of businesses	8,833	11,863
Fees and other income	60,186	53,905

Total revenues	1,929,782	1,862,354
Benefits, losses and expenses
Policyholder benefits	889,679	943,524
Amortization of deferred acquisition costs and value of business acquired	285,383	215,445
Underwriting, general and administrative expenses	497,049	511,348
Interest expense	15,315	15,314

Total benefits, losses and expenses	1,687,426	1,685,631

Income before income taxes and cumulative effect of change in accounting principle	242,356	176,723
Income taxes	81,431	62,325

Net income before cumulative effect of change in accounting principle	160,925	114,398
Cumulative effect of change in accounting principle	1,547	—

Net Income	$162,472	$114,398

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.24	$0.82
Cumulative effect of change in accounting principle	0.01	—

Net income	$1.25	$0.82

Diluted
Net income before cumulative effect of change in accounting principle	$1.22	$0.82
Cumulative effect of change in accounting principle	0.01	—

Net income	$1.23	$0.82

Dividends per share	$0.08	$0.07

Share Data:
Weighted average shares outstanding used in per share calculations	129,998,426	139,736,533
Plus: Dilutive securities	2,001,880	96,480

Weighted average shares used in diluted per share calculations	132,000,306	139,833,013

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

From December 31, 2005 through March 31, 2006 (unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
	(in thousands except number of shares)
Balance, December 31, 2005	$1,426	$2,880,329	$1,006,910	$(2,829)	$219,499	$(405,776)	$3,699,559	142,563,829
Stock Plan Issuance	1	(1,109)	—	2,829	—	—	1,721	133,526
Stock Plan Compensation Expense	—	1,531	—	—	—	—	1,531	—
Tax benefit of exercise of stock options	—	104	—	—	—	—	104
Dividends	—	—	(10,409)	—	—	—	(10,409)	—
Acquistion of Treasury Shares	—	—	—	—	—	(60,310)	(60,310)	—
Comprehensive income:
Net income	—	—	162,472	—	—	—	162,472	—
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	—	(140,855)	—	(140,855)	—
Foreign currency translation, net of taxes	—	—	—	—	(244)	—	(244)	—

Total other comprehensive income							(141,099)	—

Total Comprehensive income:							21,373	—

Balance, March 31, 2006	$1,427	$2,880,855	$1,158,973	$—	$78,400	$(466,086)	$3,653,569	142,697,355

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating activities	$(97,569)	$76,703
Investing activities
Sales of:
Fixed maturities available for sale	451,261	400,903
Equity securities available for sale	154,782	26,666
Property and equipment	1,632	29
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	173,480	202,215
Purchases of:
Fixed maturities available for sale	(767,176)	(794,752)
Equity securities available for sale	(173,320)	(72,913)
Property and equipment	(12,920)	(13,618)
Change in commercial mortgage loans on real estate	(22,211)	12,509
Change in short term investments	165,280	(138,747)
Change in other invested assets	(9,188)	997
Change in policy loans	997	698
Change in collateral held under securities lending	67,464	(64,990)

Net cash provided by (used in) investing activities	30,081	(441,003)
Financing activities
Repayment of mandatorily redeemable preferred stock	(1,000)	—
Issuance of common stock	1,721	1,700
Excess tax benefits from stock-based payment arrangements	104	—
Purchase of treasury stock	(60,310)	(24,602)
Dividends paid	(10,409)	(9,795)
Change in obligation under securities lending	(67,464)	64,990
Commercial paper issued	19,982	39,959
Commercial paper repaid	(20,000)	(40,000)

Net cash (used in) provided by financing activities	(137,376)	32,252
Change in cash and cash equivalents	(204,864)	(332,048)
Cash and cash equivalents at beginning of period	855,569	807,082

Cash and cash equivalents at end of period	$650,705	$475,034

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

1.	Nature of Operations

Assurant, Inc. (formerly, Fortis, Inc.) (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and selected international markets. Prior to the Initial Public Offering (the “IPO”) on February 5, 2004, Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2006 presentation.

Dollar amounts are in thousands, except for number of shares and per share amounts.

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

3.	Recent Accounting Pronouncements and Change in Accounting Principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Company adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

123R did not have a material impact on the Company’s consolidated financial statements. See Note 5 for further information regarding the adoption of FAS 123R.

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principles. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on our consolidated financial position or results of operations.

4.	Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,537, which represents the principal amount less the discount. The discount will be amortized over the life of the notes.

The interest expense incurred related to the senior notes was $15,047 for the three months ended March 31, 2006 and 2005, respectively. The Company made an interest payment of $30,094 on February 15, 2006.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. On February 7, 2006, the Company used $20,000 from the commercial paper program for general corporate purposes, which was repaid on February 14, 2006. There were no amounts relating to the commercial paper program outstanding at March 31, 2006. The Company did not use the revolving credit facility during the three months ended March 31, 2006 and no amounts are currently outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

5.	Stock Based Incentive Plans

Prior to January 1, 2006, the Company accounted for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which required compensation expense for compensatory plans to be recognized based on the intrinsic value of the award. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“FAS 123R”) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation costs are recognized based on the grant date fair value, in accordance with FAS 123R, for new awards granted after January 1, 2006 as well as any unvested portion of awards granted prior to January 1, 2006. For the three months ended March 31, 2006, the Company recognized compensation costs, net of a 5% per year forfeiture rate, on a pro-rated basis.

FAS 123R requires that a one time cumulative adjustment be made at the adoption date to record an estimate of future forfeitures on outstanding awards. This adjustment is the amount of compensation cost recorded prior to the adoption of FAS 123R related to outstanding awards that are not expected to vest, based on an estimate of forfeitures as of the FAS 123R adoption date. The cumulative adjustment, net of taxes, had a positive impact of $1,547 on the consolidated results of operations of the Company for the three months ended March 31, 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

Also in connection with the adoption of FAS 123R, the Company reclassified $2,829 of Unamortized Restricted Stock Compensation (contra-equity account) outstanding at December 31, 2005 to additional paid in capital. Under FAS 123R, an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite vesting period of the award. Prior to the adoption of FAS 123R, and in accordance with APB 25, the Company recorded the full fair value of all issued but non-vested Restricted Stock to additional paid in capital with an offsetting amount to Unamortized Restricted Stock Compensation (contra-equity account) which represented the amount of compensation costs not yet recognized for Restricted Stock.

Director’s Compensation Plan

The Company’s Director’s Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to Non-Employee Directors. Under this Plan, each Non-Employee Director shall receive annual compensation in the form of both common stock and Stock Appreciation Rights (“SARs”) equal to $60 each. Awards to a Non-Employee Director vest immediately and must be held for 5 years subsequent to the date of grant or settlement, or one year post-resignation. There were no common shares issued or expense recorded related to the Director’s Plan for the three months ended March 31, 2006 and 2005.

Long-Term Incentive Plan (LTIP)

The 2004 Long-Term Incentive Plan provides for the granting of up to 10,000,000 shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (“ALTIP”), Business Value Rights (“BVR”) and CEO Equity Grants Plan.

The ALTIP authorizes the granting of Restricted Stock and SARs, subject to approval by the Compensation Committee, which is made up of members of the Board of Directors. Restricted Stock grants under the ALTIP are made annually and vest pro ratably over a three year period. Unearned compensation, representing the market value of the shares at the date of issuance, is charged to earnings over the vesting period. SARs grants under the ALTIP are also made annually and have a three year cliff vesting period and a five year contractual life. SARs not exercised prior to the end of the contractual life are automatically exercised on that date.

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

All shares awarded under the LTIP vest and are exercised net of taxes at the option of the participants.

Restricted Stock

A summary of the Company’s outstanding Restricted Stock as of March 31, 2006, and the changes during that period is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2005	127,601	$32.86
Grants	2,100	44.64
Vests	(21,270)	25.90
Forfeitures	(1,761)	32.24

Shares outstanding at March 31, 2006	106,670	$34.49

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

The compensation expense recorded related to Restricted Stock was $611 and $79 for the three months ended March 31, 2006 and 2005, respectively. The related total income tax benefit recognized was $214 and zero for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $2,312 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $551 and $381, respectively.

Stock Appreciation Rights

On April 7, 2005, the company approved an amendment to the Long-Term Incentive Plans. The amendment, which was effective June 30, 2005, amended SARs from rights that paid appreciation to participants in the form of cash to rights that pay appreciation to participants in the form of Company stock.

A summary of the Company’s outstanding SARs as of March 31, 2006, and the changes during that period is presented below:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SARs outstanding, December 31, 2005	5,981,397	$27.40
Grants	—	—
Exercises	(187,351)	22.72
Forfeitures and adjustments	(39,701)	31.53

SARs outstanding, March 31, 2006	5,754,345	$27.52	5.37	$125,036

SARs exercisable at March 31, 2006	3,030,267	$24.60	5.36	$74,702

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities were based on the median historical stock price volatility of a peer group of insurance companies. The expected term for rights granted under the previous plan that were converted on June 30, 2005 assumed to be the optimal term from the employee’s perspective under the Black-Scholes Model. The expected term for grants made subsequent to the June 30, 2005 conversion was assumed to equal the average of the vesting period of the right and the full contractual term of the right. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

There were no SARs awards granted during the three months ended March 31, 2006. The compensation expense recorded related to SARs was $2,951 for the three months ended March 31, 2006, and the related income tax benefit recognized for the same period was $1,033. The total intrinsic value of SARs exercised during the three months ended March 31, 2006 was $4,971.

Executive 401K Plan

During the first three months of 2005, the Company purchased 10,300 treasury shares for $350 via a Rabbi Trust which was allocated to the Assurant Stock fund. Effective September 2005, the Assurant Stock Fund was dissolved and the Company’s stock will no longer be offered to participants of the Executive 401K Plan.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”), authorizes the issuance of up to 5,000,000 shares to employees who are participants in the Plan. The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their after-tax compensation in each offering period toward the purchase of Company shares. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of Company’s stock on the first or last day of the offering period. Prior to January 1, 2006, participants’ contribution was limited to a maximum of $6 per offering period. The ESPP was amended in November 2005 to increase the maximum contribution to $7.5 per offering period, or $15 per year.

The ESPP is offered to individuals who are scheduled to work at least 20 hours per week and at least five months per year, have been continuously employed for at least six months by the start of the offering period, are not temporary employees (employed less than 12 months), and have not been on a leave of absence for more than 90 days immediately preceding the offering period. Participants must be employed on the last day of the offering period in order to purchase Company shares under the ESPP. The maximum number of shares that can be purchased each offering period is 5,000 shares.

In January 2006, the Company issued 73,992 shares to employees at a price of $32.59 for the offering period of July 1 through December 31, 2005, relating to the ESPP. In January 2005, the Company issued 71,860 shares at a price of $23.67 for the offering period of July 1 through December 31, 2004, relating to the ESPP.

The compensation expense recorded related to the ESPP was $317 for the three months ended March 31, 2006. Prior to the adoption of FAS 123R, the Company accounted for ESPP in accordance with APB 25 as a non-compensatory plan, and accordingly did not record any compensation expense.

The fair value of each award under the ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model and the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards issued during the three months ended March 31,
	2006	2005
Expected Volatility	21.09%	15.90%
Risk Free Interest Rates	3.35%	1.63%
Dividend Yield	0.88%	1.06%
Expected Life	0.5	0.5

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

Pro-Forma Disclosure

The following pro forma net income and net income per share amounts were determined as if the Company had accounted for the ESPP Plan under the fair value method of FAS 123 for the three months ended March 31, 2005. This disclosure is not equivalent to the impact of FAS 123R.

For the Three Months Ended March 31, 2005
Net income as reported	$114,398
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(137)

Pro forma net income	$114,261

Earnings per share as reported:
Basic
Diluted	$0.82
$0.82
Pro forma earnings per share:
Basic
Diluted	$0.82
$0.82

6.	Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2006	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
January	450,200	44.33	450,200
February	416,600	44.49	416,600
March	550,000	46.38	550,000

Total	1,416,800	$45.17	1,416,800

For the three months ending March 31, 2006, the Company repurchased 1,416,800 shares of the Company’s outstanding common stock at a cost of $64,001 and has $331,378 remaining to purchase shares pursuant to the November 11, 2005 publicly announced repurchase program.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

7.	Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended March 31,
	2006	2005
	(in thousands except number of shares and per share amounts)
Numerator
Net income before cumulative effect of change in accounting principle	$160,925	$114,398
Cumulative effect of change in accounting principle (Note 5)	1,547	—

Net income	$162,472	$114,398
Denominator
Weighted average shares outstanding used in basic per share calculations	129,998,426	139,736,533
Incremental common shares from assumed:
SARs	1,901,230	—
Executive 401K plan	—	24,808
Restricted stock	51,958	18,586
ESPP	48,692	53,086

Weighted average shares used in diluted per share calculations	132,000,306	139,833,013

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.24	$0.82
Cumulative effect of change in accounting principle	0.01	—

Net income	$1.25	$0.82

Diluted
Net income before cumulative effect of change in accounting principle	$1.22	$0.82
Cumulative effect of change in accounting principle	0.01	—

Net income	$1.23	$0.82

Restricted shares totaling 50 and zero were outstanding for the three months ended March 31, 2006 and 2005, respectively, but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

8.	Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2006 and 2005 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2006	2005	2006	2005	2006	2005
Service cost	$4,900	$4,485	$450	$529	$700	$566
Interest cost	5,275	5,051	1,300	1,244	825	778
Expected return on plan assets	(7,025)	(5,989)	—	—	(275)	(146)
Amortization of prior service cost	775	764	175	175	325	327
Amortization of net loss	2,075	1,639	925	827	—	—

Net periodic benefit cost	$6,000	$5,950	$2,850	$2,775	$1,575	$1,525

(1)	The Company’s nonqualified plans are unfunded.

During the first three months of 2006, the Company contributed zero, $1,050 and $375 to the qualified pension benefits plan, nonqualified pension benefits plan and the retirement health benefits plan, respectively. The Company expects to contribute $23,700 to its pension benefit plans and $1,500 to its retirement health benefit plan for the full year 2006.

9.	Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Health, Assurant Employee Benefits, Assurant Preneed, and Corporate & Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts, creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Assurant Preneed provides life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The Company evaluates performance of the operating business segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

On June 21, 2005, the Company announced its intention to separate Assurant Solutions into two businesses – Assurant Specialty Property and Assurant Solutions. The Company will begin reporting separate segment financial information in the second quarter of 2006 upon completion of the separation of the underlying product lines. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company will realign the PreNeed segment under the new Assurant Solutions segment.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2006
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$739,185	$523,405	$326,111	$83,952	$—	$1,672,653
Net investment income	58,786	24,001	40,839	55,086	13,850	192,562
Net realized loss on investments	—	—	—	—	(4,452)	(4,452)
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,833	8,833
Fees and other income	43,405	9,726	6,832	223	—	60,186

Total revenues	841,376	557,132	373,782	139,261	18,231	1,929,782
Benefits, losses and expenses
Policyholder benefits	221,919	325,401	245,439	96,920	—	889,679
Amortization of deferred acquisition costs and value of business acquired	250,990	7,099	6,080	21,214	—	285,383
Underwriting, general and administrative expenses	221,117	155,613	93,034	10,646	16,639	497,049
Interest expense	—	—	—	—	15,315	15,315

Total benefits, losses and expenses	694,026	488,113	344,553	128,780	31,954	1,687,426
Segment income (loss) before income tax	147,350	69,019	29,229	10,481	(13,723)	242,356
Income taxes	50,011	23,923	10,044	3,629	(6,176)	81,431

Segment income (loss) after tax	$97,339	$45,096	$19,185	$6,852	$(7,547)	$160,925

Cumulative effect of change in accounting principle						1,547

Net income						$162,472

	As of March 31, 2006
Segment Assets:
Segments assets, excluding goodwill	$7,783,029	$1,682,021	$2,915,089	$4,458,157	$7,037,499	$23,875,795

Goodwill						804,889

Total Assets						$24,680,684

	Three Months Ended March 31, 2005
	Solutions	Health	Employee Benefits	PreNeed	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$615,247	$549,526	$345,922	$121,199	$—	$1,631,894
Net investment income	48,165	17,705	37,983	53,012	7,335	164,200
Net realized gains on investments	—	—	—	—	492	492
Amortization of deferred gain on disposal of businesses	—	—	—	—	11,863	11,863
Fees and other income	36,103	10,331	6,189	1,179	103	53,905

Total revenues	699,515	577,562	390,094	175,390	19,793	1,862,354
Benefits, losses and expenses
Policyholder benefits	203,265	345,368	267,738	127,153	—	943,524
Amortization of deferred acquisition costs and value of business acquired	175,079	8,923	4,706	26,737	—	215,445
Underwriting, general and administrative expenses	239,510	147,840	92,311	10,794	20,893	511,348
Interest expense	—	—	—	—	15,314	15,314

Total benefits, losses and expenses	617,854	502,131	364,755	164,684	36,207	1,685,631
Segment income (loss) before income tax	81,661	75,431	25,339	10,706	(16,414)	176,723
Income taxes	26,891	25,758	8,960	3,750	(3,034)	62,325

Segment income after tax	$54,770	$49,673	$16,379	$6,956	$(13,380)

Net income						$114,398

	As of December 31, 2005
Segment Assets:
Segments assets, excluding goodwill	$8,400,614	$1,635,289	$2,930,447	$4,444,718	$7,149,521	$24,560,589

Goodwill						804,864

Total Assets						$25,365,453

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

10.	Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $33,626 of letters of credit outstanding as of March 31, 2006.

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial condition or results of operations.

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

Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (BICL), relating to the 1995 and 1997 program years, have been resolved by settlement or arbitration. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and based on management’s best estimate, the Company increased its reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. On February 28, 2006 there was a settlement relating to the 1996 program. Loss accruals previously established relating to the 1996 program were adequate. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

The Company was notified on August 26, 2004 that one of our employees is being investigated by the criminal division of the Internal Revenue Service (“IRS”) for responses he made to questions he was asked by the IRS relating to an approximately $18,000 tax reserve taken by the Company in 1999. Recently, counsel for the employee was notified by the IRS that the matter was closed in February 2006 with no action taken.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

As part of ongoing, industry-wide investigations, the Company has received various subpoenas and requests from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York seeking the production of various documents. The areas of inquiry addressed to the Company include “certain loss mitigation products” and documents relating to the use of finite risk insurance. The Company is cooperating fully with these investigations and is complying with these requests.

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

The Audit Committee of the Company’s Board of Directors, with the assistance of independent counsel has completed its initial investigation of the matters raised by the subpoenas and continues to respond to inquiries from the regulatory agencies. The Audit Committee has not found any wrongdoing on the part of any current officers of the Company. The Company has enhanced its internal controls regarding reinsurance and these controls are being appropriately monitored to ensure their effectiveness.

11.	Subsequent Events

On May 1, 2006, the Company acquired 100% of the common stock of Safeco Financial Institution Solutions, Inc. (“Safeco FIS”). At the time of the acquisition, Safeco FIS was the fourth largest provider of creditor-placed homeowners insurance and direct tracking services for mortgage lenders and servicers nationwide. The Company also entered into a reinsurance agreement with certain Safeco Insurance Companies. Safeco FIS will become part of Assurant Solutions Specialty Property business. The Safeco FIS acquisition will add $140,000 of additional annual premium to the Assurant Solutions Specialty Property business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of March 31, 2006, compared with December 31, 2005, and our results of operations for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2005 included in our Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission and the March 31, 2006 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in our 2005 Form 10K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forwardlooking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

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

Critical Accounting Policies and Estimates

Our 2005 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2005 Form 10-K were consistently applied to the consolidated interim financial statements for the three months ended March 31, 2006.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,672,653	$1,631,894
Net investment income	192,562	164,200
Net realized (losses) gains on investments	(4,452)	492
Amortization of deferred gain on disposal of businesses	8,833	11,863
Fees and other income	60,186	53,905

Total revenues	1,929,782	1,862,354

Benefits, losses and expenses:
Policyholder benefits	(889,679)	(943,524)
Selling, underwriting and general expenses (1)	(782,432)	(726,793)
Interest Expense	(15,315)	(15,314)

Total benefits, losses and expenses	(1,687,426)	(1,685,631)

Income before income tax and cumulative effect of change in accounting principle	242,356	176,723
Income taxes	(81,431)	(62,325)

Net Income before cumulative effect of change in accounting principle	160,925	114,398

Cumulative effect of change in accounting principle	1,547	—

Net Income	$162,472	$114,398

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

For The Three Months Ended March 31, 2006 Compared to The Three Months Ended March 31, 2005.

Net Income

Net income before cumulative effect of change in accounting principle increased by $46,527, or 41%, to $160,925 for the three months March 31, 2006 from $114,398 for the three months ended March 31, 2005. The increase was primarily driven by an increase in our Assurant Specialty Property businesses’ net earned premiums and excellent loss experience in our Specialty Property creditor placed and voluntary homeowners product lines. Our Assurant Solutions consumer protection businesses also contributed with improved underwriting results in our extended service contract and international business. We also benefited from an increase in investment income which included approximately $14,700 (pre-tax) of investment income from a real estate partnership. Lastly, the adoption of FAS 123R on January 1, 2006 reduced our compensation expense related to stock appreciation rights. The $1,547 cumulative effect of change in accounting principle reflects the difference between compensation expense previously recognized, using actual forfeitures, and the compensation expense that would have been recognized using expected forfeitures.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$739,185	$615,247
Net investment income	58,786	48,165
Fees and other income	43,405	36,103

Total revenues	841,376	699,515

Benefits, losses and expenses:
Policyholder benefits	(221,919)	(203,265)
Selling, underwriting and general expenses	(472,107)	(414,589)

Total benefits, losses and expenses	(694,026)	(617,854)

Segment income before income tax	147,350	81,661
Income taxes	(50,011)	(26,891)

Segment income after tax	$97,339	$54,770

Net earned premiums and other considerations by major product groupings:
Specialty Property Solutions(1)	$252,749	$201,118
Consumer Protection Solutions(2)	486,436	414,129

Total	$739,185	$615,247

Gross written premiums for selected product groupings: (3)
Domestic Credit	$168,927	$190,718
International Credit	$161,024	$162,747
Domestic Extended Service Contracts (4)	$285,504	$253,249
International Extended Service Contracts (4)	$66,256	$47,570
Specialty Property (1)	$355,092	$299,357

(1)	“Specialty Property” includes a variety of specialized property insurance programs that are coupled with differentiated administrative capabilities, such as creditor placed and voluntary homeowners, manufactured housing homeowners and other specialty property products.

(2)	“Consumer Protection” includes an array of credit insurance programs and extended service contracts.

(3)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.

(4)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.

For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Net Income

Segment net income increased by $42,569, or 78%, to $97,339 for the three months ended March 31, 2006 from $54,770 for the three months ended March 31, 2005. The increase in segment net income is primarily attributable to an increase in Specialty Property net earned premiums of 26% and excellent loss experience in our creditor placed and voluntary homeowners product lines. Our Consumer Protection businesses also contributed with improved underwriting results in our extended service contract and international businesses. The growth in the businesses has also led to an increase in invested assets from the prior year. This increase, combined with an increase in interest rates and income from a real estate partnership, resulted in a 22% increase in investment income.

Total Revenues

Total revenues increased by $141,861 or 20%, to $841,376 for the three months ended March 31, 2006 from $699,515 for the three months ended March 31, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $123,938. Net earned premiums and other considerations from our Specialty Property businesses increased by $51,631, or 26%, primarily due to an increase in net earned premiums in our creditor placed homeowners insurance business. Net earned premiums and other considerations from our Consumer Protection businesses increased by $72,307, or 17%, primarily due to an increase in net earned premiums in our extended service contract and international businesses, partially offset by the continued decline of our domestic credit insurance business. The increase in revenues was also driven by an increase in net investment income of $10,621. The increase was a result of an increase in the average portfolio yield of 50 basis points to 5.37% for the three months ended March 31, 2006, from 4.87% for the three months ended March 31, 2005, an increase in average invested assets of approximately 11% and approximately $2,500 of investment income from a real estate partnership. The increase in revenues was also driven by a 20% increase in fees and other income of $7,302 primarily due to an increase in fee income from domestic and international extended service contracts.

We experienced growth in most of our core product groupings, with the exception of our domestic credit insurance business and to a lesser extent the international credit business. Gross written premiums in our domestic credit insurance business decreased by $21,791, or 11%, due to the continued decline of this product line. Gross written premiums from our international credit business decreased slightly from prior year. This is primarily due to a change from single premium to monthly premium credit insurance policies written in conjunction with real estate loans in our United Kingdom business. Gross written premiums in our domestic extended service contract business increased by $32,255, or 13%, due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $18,686, or 39%, primarily due to the continued growth from a Canadian client we signed in 2004. Gross written premiums from our Specialty Property products increased by $55,735, or 19%, primarily due to growth in our creditor placed homeowners insurance business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $76,172, or 12%, to $694,026 for the three months ended March 31, 2006 from $617,854 for the three months ended March 31, 2005. This increase was primarily due to an increase in selling, underwriting, and general expenses of $57,518 and an increase in policyholder benefits of $18,654. The increase in policyholder benefits is due to domestic and international growth of our extended service contract business. This was partially offset by excellent loss experience in our creditor placed and voluntary homeowners product lines. Additionally, we were reimbursed approximately $7,800 of loss adjustment expenses from the National Flood Insurance Program for providing processing and adjudication services. This reimbursement reduced policyholder benefits expense. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $47,766 primarily due to the associated increase in revenues. General expenses increased by $9,752 primarily due to increases directly related to business growth.

Assurant Health

Overview

The tables below present information regarding our Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$523,405	$549,526
Net investment income	24,001	17,705
Fees and other income	9,726	10,331

Total revenues	557,132	577,562

Benefits, losses and expenses:
Policyholder benefits	(325,401)	(345,368)
Selling, underwriting and general expenses	(162,712)	(156,763)

Total benefits, losses and expenses	(488,113)	(502,131)

Segment income before income tax	69,019	75,431
Income taxes	(23,923)	(25,758)

Segment income after tax	$45,096	$49,673

Net earned premiums and other considerations:
Individual markets:
Individual medical	$297,338	$287,312
Short term medical	25,001	25,876

Subtotal	322,339	313,188
Small employer group:	201,066	236,338

Total	$523,405	$549,526

Membership by product line:
Individual markets:
Individual medical	636	671
Short term medical	100	116

Subtotal	736	787
Small employer group:	239	308

Total	975	1,095

Ratios:
Loss ratio (1)	62.2%	62.8%
Expense ratio (2)	30.5%	28.0%
Combined ratio (3)	91.6%	89.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Net Income

Segment net income decreased by $4,577, or 9%, to $45,096 for the three months ended March 31, 2006 from $49,673 for the three months ended March 31, 2005. The decrease in segment income was primarily attributable to an overall decline in membership due to continued increased competition and our strict adherence to underwriting guidelines, as well as an increase in expenses due to increased spending on initiatives aimed at growing the individual markets business. The decrease in net income was partially offset by an increase in investment income from a real estate partnership.

Total Revenues

Total revenues decreased by $20,430, or 4%, to $557,132 for the three months ended March 31, 2006 from $577,562 for the three months ended March 31, 2005. Net earned premiums and other considerations from our individual markets business increased by $9,150, or 3%, primarily due to premium rate increases, partially offset by a decline in members. Net earned premiums and other considerations from our small employer group business decreased by $35,272, or 15%, due to a decline in members, partially offset by premium rate increases. Both individual markets and the small employer group business continue to experience decreases in new business due to increased competition in their respective markets and our strict adherence to underwriting guidelines. In addition, net investment income increased by $6,296 primarily due to approximately $7,400 of investment income from a real estate partnership.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $14,018, or 3%, to $488,113 for the three months ended March 31, 2006 from $502,131 for the three months ended March 31, 2005. Policyholder benefits decreased by $19,967, or 6%, and the benefit loss ratio decreased by 60 basis points, from 62.8% to 62.2%. The modest improvement in the benefit loss ratio was due primarily to favorable claims experience in the small employer group business. Selling, underwriting and general expenses increased by $5,949, or 4%. The expense ratio increased by 250 basis points, from 28.0% to 30.5%. The increase in the expense ratio was primarily due to increased spending on initiatives aimed at growing the individual markets business, partially offset by decreased commission expense due to a decline in first year business in both individual markets and small employer group business.

Assurant Employee Benefits

Overview

The tables below present information regarding our Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$326,111	$345,922
Net investment income	40,839	37,983
Fees and other income	6,832	6,189

Total revenues	373,782	390,094

Benefits, losses and expenses:
Policyholder benefits	(245,439)	(267,738)
Selling, underwriting and general expenses	(99,114)	(97,017)

Total benefits, losses and expenses	(344,553)	(364,755)

Segment income before income tax	29,229	25,339
Income taxes	(10,044)	(8,960)

Segment income after tax	$19,185	$16,379

Ratios:
Loss ratio (1)	75.3%	77.4%
Expense ratio (2)	29.8%	27.6%
Net earned premiums and other considerations
By major product grouping:
Group dental	$111,393	$128,242
Group disability single premiums for closed blocks (3)	33,920	26,700
All Other group disability	121,586	124,777
Group life	59,212	66,203

Total	$326,111	$345,922

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	This represents single premium on closed blocks of group disability business.

For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Net Income

Segment net income increased by $2,806, or 17%, to $19,185 for the three months ended March 31, 2006 from $16,379 for the three months ended March 31, 2005. The increase in segment income was primarily driven by improved group disability claim closures, improved experience in our Disability Risk Management Services (DRMS) distribution channel and improved group dental experience. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased by $16,312, or 4%, to $373,782 for the three months ended March 31, 2006 from $390,094 for the three months ended March 31, 2005. Net earned premiums and other considerations decreased $19,811, or 6%, from the prior year, primarily due to lower persistency and decreased sales as we increase our focus to support the business’ small case strategy. The decrease in revenues was partially offset by an increase in investment income of $2,856, or 8%. This was due to an increase in the average portfolio yield of 35 basis points to 6.47% for the three months ended March 31, 2006, from 6.12% for the three months ended March 31, 2005 and an increase in average invested assets of 2%.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $20,202, or 6%, to $344,553 for the three months ended March 31, 2006 from $364,755 for the three months ended March 31, 2005. The loss ratio decreased 210 basis points, from 77.4% to 75.3%, primarily due to improved group disability claim closures, improved experience in our DRMS channel and improved group dental experience. The expense ratio increased 220 basis points, from 27.6% to 29.8%. The increase in the expense ratio is due to an increase in selling, underwriting and general expenses of $2,097, or 2%. In the prior year, we had a non-recurring reduction in short-term incentive compensation expenses. Excluding the prior year non-recurring reduction, selling, underwriting and general expenses have decreased primarily due to more effective expense management.

Assurant PreNeed

Overview

The tables below present information regarding our Assurant PreNeed’s segment results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$83,952	$121,199
Net investment income	55,086	53,012
Fees and other income	223	1,179

Total revenues	139,261	175,390

Benefits, losses and expenses:
Policyholder benefits	(96,920)	(127,153)
Selling, underwriting and general expenses	(31,860)	(37,531)

Total benefits, losses and expenses	(128,780)	(164,684)

Segment income before income tax	10,481	10,706
Income taxes	(3,629)	(3,750)

Segment income after tax	$6,852	$6,956

Net earned premiums and other considerations by channel
AMLIC (1)	$60,248	$64,589
Independent-United States	15,953	50,859
Independent-Canada	7,751	5,751

Total	$83,952	$121,199

(1)	American Memorial Life Insurance Company

For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Net Income

Segment net income decreased by $104, or 1%, to $6,852 for the three months ended March 31, 2006 from $6,956 for the three months ended March 31, 2005. This decrease was primarily due to an increase in the Consumer Price Index (“CPI”) which increased policyholder benefits and decreased the value of our CPI cap. The decrease is partially offset by an increase in investment income.

Total Revenues

Total revenues decreased by $36,129, or 21%, to $139,261 for the three months ended March 31, 2006 from $175,390 for the three months ended March 31, 2005. Net earned premiums and other considerations decreased by $37,247, or 31%, primarily due to a reduction in the Independent—United States channel net earned premiums and other considerations of $34,906 related to the sale of the Independent – United States channel distribution in November 2005. The AMLIC channel net earned premiums declined by $4,341 as a result of changes made by SCI in prior years to their sales force structure. The Canada channel net earned premiums increased by $2,000 due to the expansion into Quebec and growth in sales through corporate owned funeral homes. In addition, fees and other income decreased primarily due to a decrease in the value of our CPI Cap. The overall decrease in revenues was partially offset by an increase in investment income of $2,074.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $35,904, or 22%, to $128,780 for the three months ended March 31, 2006 from $164,684 for the three months ended March 31, 2005. Policyholder benefits decreased by $30,233, or 24% primarily due to the sale of the Independent - United States channel distribution in November 2005. These decreases were partially offset by higher crediting paid on CPI indexed products. Selling, underwriting and general expenses decreased by $5,671 primarily due to lower expenses due to the sale of the Independent – United States channel distribution.

Assurant Corporate & Other

Overview

The Corporate & Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and interest income from excess surplus of insurance subsidiaries not allocated to other segments. The Corporate & Other segment also includes the amortization of deferred gains associated with the sales of the Fortis Financial Group (FFG) and Long Term Care (LTC) businesses.

The tables below present information regarding Corporate & Other’s segment results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net investment income	$13,850	$7,335
Net realized (losses) gains on investments	(4,452)	492
Amortization of deferred gain on disposal of businesses	8,833	11,863
Fees and other income	—	103

Total revenues	18,231	19,793

Benefits, losses and expenses:
Selling, underwriting and general expenses	(16,639)	(20,893)
Interest expense	(15,315)	(15,314)

Total benefits, losses and expenses	(31,954)	(36,207)

Segment loss before income tax	(13,723)	(16,414)
Income taxes	6,176	3,034

Segment loss after tax	$(7,547)	$(13,380)

For the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Net Loss

Segment net loss improved by $5,833, or 44%, to ($7,547) for the three months ended March 31, 2006 from ($13,380) for the three months ended March 31, 2005. The improvement was primarily due to additional investment income from a real estate partnership and a reduction in stock appreciation rights (SARs) expense related to the adoption of FAS 123R on January 1, 2006. These improvements were partially offset by additional realized losses on fixed income securities, as a result of rising interest rates and declining fixed maturity investment values.

Total Revenues

Total revenues decreased by $1,562, or 8%, to $18,231 for the three months ended March 31, 2006 from $19,793 for the three months ended March 31, 2005. Revenues declined mainly due to an increase in realized losses on investments and a decrease in the amortization of deferred gain on disposal of businesses. The amortization of deferred gain on disposal of businesses continues to decline in correlation with the runoff of the businesses sold. These declines were partially offset by an increase of $6,515 in investment income. This increase was primarily due to approximately $4,900 of investment income from a real estate partnership.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $4,253, or 12%, to $31,954 for the three months ended March 31, 2006 from $36,207 for the three months ended March 31, 2005. This decline was primarily due to a decrease in SARs expense of approximately $7,800 due to the adoption of FAS 123R.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of March 31, 2006		As of December 31, 2005
	(in thousands)
Fixed maturities	$8,847,534	76%	$8,961,778	75%
Equity securities	746,031	6	693,101	6
Commercial mortgage loans on real estate	1,234,185	10	1,212,006	10
Policy loans	60,044	1	61,043	1
Short-term investments	262,182	2	427,474	3
Other investments	555,761	5	549,759	5

Total investments (excluding collateral held under securities lending)	$11,705,737	100%	$11,905,161	100%

Of our fixed maturity securities shown above, 67% and 66% (based on total fair value) were invested in securities rated “A” or better as of March 31, 2006 and December 31, 2005, respectively.

The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Fixed maturities:
Amortized cost	$8,772,170	$8,668,595
Net unrealized gains	75,364	293,183

Fair value	$8,847,534	$8,961,778

Equities:
Cost	$744,632	$694,977
Net unrealized gains/(loss)	1,399	(1,876)

Fair value	$746,031	$693,101

Net unrealized gains on fixed maturity securities decreased by $217,819, or 74%, from December 31, 2005 to March 31, 2006. The decrease in net unrealized gains on fixed maturities was primarily due to a 46 basis point increase in the 10 year treasury yields.

Net unrealized gains on equity securities increased by $3,275, or 175%, from December 31, 2005 to March 31, 2006. The increase in net unrealized gains on equity securities was primarily due to a 1% increase in the market value of preferred securities from December 31, 2005 to March 31, 2006 in the Merrill Lynch Preferred Stock Hybrid Securities Index.

Net investment income increased by $28,362, or 17%, to $192,562 for the three months ended March 31, 2006 from $164,200 for the three months ended March 31, 2005. The increase was primarily due to an increase in investment income from a real estate partnership of approximately $14,700, an increase in invested assets, an increase in the short-term rate and investment yields. The average portfolio yield increased by 71 basis points to 6.22% for the three months ended March 31, 2006, from 5.51% for the three months ended March 31, 2005. The average invested assets increased by approximately 3% for the same periods year over year.

The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at March 31, 2006 and the length of time the securities have been in an unrealized loss position were as follows (in thousands):

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds	$432,033	$(131,915)	$35,202	$(7,053)	$467,235	$(138,968)

Equity securities
Common Stock	$65	$(46)	$—	$—	$65	$(46)
Non-redeemable preferred stocks	421,934	(11,972)	34,380	(1,870)	456,314	(13,842)

Total equity securities	$421,999	$(12,018)	$34,380	$(1,870)	$456,379	$(13,888)

The total unrealized loss represents less than 17% of the aggregate fair value of the related securities. Approximately 94% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,541 individual securities with 85% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $2,331, with no security with a fair value greater than $1,000 having a market value below 90% of book value.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and did not record any additional other than temporary impairments for the three months ended March 31, 2006 and 2005, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of March 31, 2006 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. We have the intent and ability to hold these securities until the date of recovery.

Liquidity and Capital Resources

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2006, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval for our statutory subsidiaries, is approximately $292,300.

Dividends paid by our subsidiaries were zero and $530,094 for the three months ended March 31, 2006 and for the year ended December 31, 2005, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.

We conduct periodic asset liability studies to measure the duration of our insurance liabilities, to develop optimal asset portfolio maturity structures for our significant lines of business and ultimately to assess that cash flows are sufficient to meet the timing of cash needs. These studies are conducted in accordance with formal company-wide Asset Liability Management (“ALM”) guidelines.

To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a large, varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business.

Alternative asset portfolio structures are analyzed for significant lines of business. An investment portfolio maturity structure is then selected from these profiles given our return hurdle and risk preference. Sensitivity testing of significant liability assumptions and new business projections is also performed.

Given our ALM asset allocation processes and the nature of the products we offer, we have minimal exposure to disintermediation risk. Our liabilities have limited policyholder optionality which results in policyholder behavior that is mainly insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid fixed income securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs.

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances where unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper and drawing funds from our revolving credit facility. We consider the permanence of the cash need as well as the cost of each source of funds in determining which option to utilize.

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

Our qualified pension plan was under-funded by $40,612 at December 31, 2005. We established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. During the first three months of 2006, we contributed zero, $1,050 and $375 to the qualified pension benefits plan, nonqualified pension benefits plan and the retirement health benefits plan, respectively. We expect to contribute $23,700 to the pension benefit plans and $1,500 to the retirement health benefit plan for the full year 2006.

        The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our commercial paper program is rated AMB-2, by AM Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program.

On February 7, 2006, the Company used $20,000 from the commercial paper program for general corporate purposes, which was repaid on February 14, 2006. There were no amounts relating to the commercial paper program outstanding at March 31, 2006. We did not use the revolving credit facility during the three months ended March 31, 2006 and no amounts are outstanding.

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

The table below shows our recent net cash flows:

	For The Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$(97,699)	$76,703
Investing activities	30,081	(441,003)
Financing activities	(137,246)	32,252

Net change in cash	$(204,864)	$(332,048)

The key changes of the net cash outflow of $204,864 for the three months ended March 31, 2006 were net purchases of fixed maturity securities of $315,915 and a decrease of $252,549 in accounts payable, offset by maturities of fixed maturity securities of $173,480 and change in short term investments of $165,280.

The key changes of the net cash outflow of $332,048 for the three months ended March 31, 2005 were net purchases of fixed maturity securities of $401,038, maturities of fixed maturity securities of $202,215, and change in short term investments of $138,747.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Three Months Ended March 31,
Security	2006	2005
	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$31,094	$30,341
Common Stock dividends	10,409	9,795

Total	$41,503	$40,136

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $33,626 and $65,607 of letters of credit outstanding as of March 31, 2006 and December 31, 2005, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2005 Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2006.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of March 31, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

Internal Controls over Financial Reporting

No material weaknesses were identified at March 31, 2006. During the quarter ending March 31, 2006, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed in our 2005 Form 10K, we were notified on August 26, 2004 that one of our employees was being investigated by the criminal division of the Internal Revenue Service (“IRS”) for responses he made to questions he was asked by the IRS relating to an approximately $18,000 tax reserve taken by us in 1999. Recently, counsel for the employee was notified by the IRS that the matter was closed in February 2006 with no action taken.

Also as disclosed in our 2005 Form 10K, as part of ongoing, industry-wide investigations, we have received various subpoenas and requests from the United States Securities Exchange Commission and the U.S. Attorney for the Southern District of New York seeking the production of various documents in connection with various investigations into certain loss mitigation products and the use of finite reinsurance. We are cooperating fully with these investigations and are complying with these requests.

Item 1A – Risk Factors.

Our 2005 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value that may yet be used to Purchase Shares under the Programs (1)
January 1, 2006 – January 31, 2006	450,200	44.33	450,200	$375,784
February 1, 2006 – February 28, 2006	416,600	44.49	416,600	357,249
March 1, 2006 – March 31, 2006	550,000	46.38	550,000	331,378
Total	1,416,800	$45.17	1,416,800

[1]	Shares purchased pursuant to the November 11, 2005 publicly announced repurchase program.

Item 5.	Other Information.

In our Annual Proxy Statement, filed on April 13, 2006 (the “Proxy Statement”), in the section entitled “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION—Compensation of Chief Executive Officer”, on p. 25 we reported that on April 30, 2006, 4,042 shares of Mr. Clayton’s restricted stock, awarded prior to 2006, would vest on a pro-rata basis. In fact, 5,829 shares of Mr. Clayton’s restricted stock, awarded prior to 2006, vested on April 30 and were issued to him on May 1. The discrepancy resulted from a calculation error relating to the pro-rata vesting of restricted stock upon retirement, as provided for in the Assurant Long Term Incentive Plan.

Additionally, in the section entitled “COMPENSATION OF NAMED EXECUTIVE OFFICERS—Option/SAR Grants in Last Fiscal Year” on p. 14 of the Proxy Statement, the columns in the “Option/SAR Grants Table” entitled “Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term” listed only the amount of realizable value in year five (not the aggregate potential realizable value over five years). The data in the rest of the table is accurate. The revised “Option/SAR Grants Table” below contains the correct calculations in the columns entitled “Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term”.

Option/SAR Grants in Last Fiscal Year

The table below sets forth individual grants of stock options and freestanding Stock Appreciation Rights (“SARs” or “rights”) (including options and SARs that subsequently have been transferred) made during the fiscal year ended December 31, 2005 to each of the named executive officers of Assurant.

Option/SAR Grants Table

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#) (1)		Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
J. Kerry Clayton	150,653		10.55%	$35.64	06/30/2010	$1,483,431	$3,277,995
Robert Pollock	88,659		6.21%	$35.64	06/30/2010	$872,996	$1,929,094
Philip Bruce	51,889		3.63%	$35.64	06/30/2010	$510,934	$1,129,031
Camacho	7,000	(2)	0.49%	$38.08	08/12/2010	$73,646	$162,738
Lesley Silvester	47,757		3.34%	$35.64	06/30/2010	$470,248	$1,039,124
Donald Hamm	39,914		2.8%	$35.64	06/30/2010	$393,020	$868,472

(1)	SARs granted under the ALTIP become exercisable as of December 31 of the second calendar year following the calendar year in which the award was granted, and are subject to accelerated vesting pursuant to the terms of the ALTIP.
(2)	This additional grant was made to Mr. Camacho in connection with his promotion to Executive Vice President and Chief Financial Officer in July 2005.

Item 6.	Exhibits.

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit Number	Exhibit Description

10.1	Amended and Restated Revolving Credit Agreement.

31.1	Rule 13a-15(f)/15d-15(f) Certification of Principal Executive Officer.

31.2	Rule 13a-15(f)/15d-15(f) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.

Date: May 10, 2006	By:	/s/ Robert B. Pollock
		Name:	Robert B. Pollock
		Title:	President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ P. Bruce Camacho
		Name:	P. Bruce Camacho
		Title:	Executive Vice President and Chief Financial Officer