Form 10-Q
period 2006-06-30
ASSURANT INC
filed 2006-08-09
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	O01-31978	39-1126612
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding at August 1, 2006 was 126,269,272.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheet

At June 30, 2006 (unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005

	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $8,968,986 in 2006 and $8,668,595 in 2005)	$8,866,664	$8,961,778
Equity securities available for sale, at fair value (cost - $757,602 in 2006 and $694,977 in 2005)	730,382	693,101
Commercial mortgage loans on real estate, at amortized cost	1,252,612	1,212,006
Policy loans	59,149	61,043
Short-term investments	239,149	427,474
Collateral held under securities lending	605,939	610,662
Other investments	542,015	549,759

Total investments	12,295,910	12,515,823
Cash and cash equivalents	663,501	855,569
Premiums and accounts receivable, net	512,016	454,789
Reinsurance recoverables	3,949,569	4,447,810
Accrued investment income	133,299	128,150
Tax receivable	24,855	3,868
Deferred income taxes, net	53,302	—
Deferred acquisition costs	2,176,079	2,022,308
Property and equipment, at cost less accumulated depreciation	274,670	267,720
Goodwill	805,254	804,864
Value of businesses acquired	143,255	151,512
Other assets	246,867	240,605
Assets held in separate accounts	3,253,839	3,472,435

Total assets	$24,532,416	$25,365,453

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheet

At June 30, 2006 (unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005

	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,742,776	$6,664,854
Unearned premiums	4,049,636	3,851,614
Claims and benefits payable	3,490,444	3,875,223
Commissions payable	264,994	301,209
Reinsurance balances payable	81,168	129,547
Funds held under reinsurance	51,993	78,578
Deferred gain on disposal of businesses	268,356	287,212
Obligation under securities lending	605,939	610,662
Accounts payable and other liabilities	1,158,026	1,351,196
Deferred income taxes, net	—	47,514
Debt	971,731	971,690
Mandatorily redeemable preferred stock	23,160	24,160
Liabilities related to separate accounts	3,253,839	3,472,435

Total liabilities	$20,962,062	$21,665,894

Commitments and contingencies (note 10)	$—	$—

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,841,938 and 142,563,829 shares issued, 127,278,688 and 130,591,834 shares outstanding at June 30, 2006 and December 31, 2005, respectively	$1,428	$1,426
Additional paid-in capital	2,885,081	2,880,329
Retained earnings	1,297,249	1,006,910
Unamortized restricted stock compensation (127,601 shares at December 31, 2005)	—	(2,829)
Accumulated other comprehensive (loss) income	(39,997)	219,499
Treasury stock, at cost;15,401,194 and 11,844,394 shares at June 30, 2006 and December 31, 2005, respectively	(573,407)	(405,776)

Total stockholders’ equity	3,570,354	3,699,559

Total liabilities and stockholders’ equity	$24,532,416	$25,365,453

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,685,322	$1,623,239	$3,357,975	$3,255,133
Net investment income	180,438	177,018	373,000	341,218
Net realized gains/(losses) on investments	2,272	4,079	(2,180)	4,571
Amortization of deferred gain on disposal of businesses	10,022	11,784	18,855	23,647
Fees and other income	71,036	58,183	131,222	112,088

Total revenues	1,949,090	1,874,303	3,878,872	3,736,657
Benefits, losses and expenses
Policyholder benefits	874,204	924,011	1,763,883	1,867,535
Amortization of deferred acquisition costs and value of business acquired	284,781	227,095	570,164	442,541
Underwriting, general and administrative expenses	542,627	519,784	1,039,676	1,031,131
Interest expense	15,315	15,314	30,630	30,628

Total benefits, losses and expenses	1,716,927	1,686,204	3,404,353	3,371,835
Income before income taxes and cumulative effect of change in accounting principle	232,163	188,099	474,519	364,822
Income taxes	81,027	60,475	162,458	122,800

Net income before cumulative effect of change in accounting principle	151,136	127,624	312,061	242,022
Cumulative effect of change in accounting principle	—	—	1,547	—

Net Income	$151,136	$127,624	$313,608	$242,022

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.18	$0.93	$2.42	$1.74
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.18	$0.93	$2.43	$1.74

Diluted
Net income before cumulative effect of change in accounting principle	$1.16	$0.92	$2.38	$1.73
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.16	$0.92	$2.39	$1.73

Dividends per share	$0.10	$0.08	$0.18	$0.15

Share Data:
Weighted average shares outstanding used in per share calculations	128,488,126	137,700,163	129,239,104	138,712,723
Plus: Dilutive securities	1,839,508	1,319,225	1,958,041	1,317,326

Weighted average shares used in diluted per share calculations	130,327,634	139,019,388	131,197,145	140,030,049

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2005 through June 30, 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
	(in thousands except number of shares)
Balance, December 31, 2005	$1,426	$2,880,329	$1,006,910	$(2,829)	$219,499	$(405,776)	$3,699,559	142,563,829
Stock Plan Exercises	2	(2,315)	—	2,829	—	—	516	278,109
Stock Plan compensation expense	—	6,392	—	—	—	—	6,392	—
Tax benefit of exercise of stock options	—	675	—	—	—	—	675
Dividends	—	—	(23,269)	—	—	—	(23,269)	—
Acquistion of Treasury Shares	—	—	—	—	—	(167,631)	(167,631)	—
Comprehensive income:
Net income	—	—	313,608	—	—	—	313,608	—
Other comprehensive income:
Net change in unrealized gains/(losses) on securities, net of taxes	—	—	—	—	(275,620)	—	(275,620)	—
Foreign currency translation, net of taxes	—	—	—	—	16,124	—	16,124	—

Total other comprehensive income							(259,496)	—

Total Comprehensive income:							54,112	—

Balance, June 30, 2006	$1,428	$2,885,081	$1,297,249	$—	$(39,997)	$(573,407)	$3,570,354	142,841,938

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$170,113	$194,167

Investing activities
Sales of:
Fixed maturities available for sale	1,033,448	783,486
Equity securities available for sale	144,947	54,144
Property and equipment	1,359	88
Maturities, prepayments, and scheduled redemptions of:
Fixed maturities available for sale	334,054	420,103
Purchases of:
Fixed maturities available for sale	(1,677,348)	(1,464,677)
Equity securities available for sale	(170,584)	(114,491)
Property and equipment	(24,541)	(21,824)
Subsidiary, net of cash received(1)	47,514	—
Change in commercial mortgage loans on real estate	(39,618)	(51,760)
Change in short term investments	188,859	44,608
Change in other invested assets	(11,468)	(11,630)
Change in policy loans	1,944	866
Change in collateral held under securities lending	4,723	(46,611)

Net cash (used in) investing activities	(166,711)	(407,698)

Financing activities
Repayment of mandatorily redeemable preferred stock	(1,000)	—
Issuance of common stock	516	2,145
Excess tax benefits from stock-based payment arrangements	675	—
Acquisition of treasury stock	(167,631)	(120,696)
Dividends paid	(23,269)	(20,800)
Change in obligation under securities lending	(4,723)	46,611
Commercial paper issued	39,962	39,959
Commercial paper repaid	(40,000)	(40,000)

Net cash (used in) financing activities	(195,470)	(92,781)

Change in cash and cash equivalents	(192,068)	(306,312)
Cash and cash equivalents at beginning of period	855,569	807,082

Cash and cash equivalents at end of period	$663,501	$500,770

(1)	This relates to the acquisition of Safeco Financial Institution Solutions, Inc. acquired on May 1, 2006.

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

1. Nature of Operations

Assurant, Inc. (formerly, Fortis, Inc.) (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and selected international markets. Prior to the Initial Public Offering (“the IPO”) on February 5, 2004, Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

3. Recent Accounting Pronouncements and Change in Accounting Principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Company adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s consolidated financial statements. See Note 5 for further information regarding the adoption of FAS 123R.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The Company is currently evaluating the requirements of FIN 48 and the potential impact on the Company’s financial statements.

The Company adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002 (“FAS 142”). As part of the adoption of FAS 142, the Company is required to test goodwill for impairment on at least an annual basis. The Company performs annual goodwill impairment testing during the fourth quarter of each year based on actual data through October 1st. The April 1, 2006 changes to segment reporting (see note 9) required the Company to perform an additional impairment test on the Assurant Preneed, Assurant Solutions and Assurant Specialty Property segments. The Company’s impairment test concluded that goodwill is not impaired.

4. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,537, which represents the principal amount less the discount. The discount will be amortized over the life of the notes.

The interest expense incurred related to the senior notes was $15,047 for the three months ended June 30, 2006 and 2005, respectively, and $30,094 for the six months ended June 30, 2006 and 2005, respectively. The Company made an interest payment of $30,094 on February 15, 2006.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. On February 7, 2006 and May 8, 2006 the Company used $20,000 and $20,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on February 14, 2006 and May 15, 2006, respectively. There were no amounts relating to the commercial paper program outstanding at June 30, 2006. The Company did not use the revolving credit facility during the six months ended June 30, 2006 and no amounts are currently outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

5. Stock Based Compensation

Stock Based Incentive Plan

Prior to January 1, 2006, the Company accounted for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which required compensation expense for compensatory plans to be recognized based on the intrinsic value of the award. Effective January 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation costs are recognized based on the grant date fair value, in accordance with FAS 123R, for new awards granted after January 1, 2006 as well as any unvested portion of awards granted prior to January 1, 2006. For the six months ended June 30, 2006, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

FAS 123R requires that a one time cumulative adjustment be made at the adoption date to record an estimate of future forfeitures on outstanding awards. This adjustment is the amount of compensation cost recorded prior to the adoption of FAS 123R related to outstanding awards that are not expected to vest, based on an estimate of forfeitures as of the FAS 123R adoption date. The cumulative adjustment, net of taxes, had a positive impact of $1,547 on the consolidated results of operations of the Company for the six months ended June 30, 2006.

Also in connection with the adoption of FAS 123R, the Company reclassified $2,829 of Unamortized Restricted Stock Compensation (contra-equity account) outstanding at December 31, 2005 to additional paid in capital. Under FAS 123R, an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite vesting period of the award. Prior to the adoption of FAS 123R, and in accordance with APB 25, the Company recorded the full fair value of all issued but unvested Restricted Stock to additional paid in capital with an offsetting amount to Unamortized Restricted Stock Compensation (contra-equity account) which represented the amount of compensation costs not yet recognized for Restricted Stock.

Director’s Compensation Plan

The Company’s Director’s Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to Non-Employee Directors. Under this Plan, each Non-Employee Director shall receive annual compensation in the form of both common stock and Stock Appreciation Rights (“SARs”) equal to $60 each. Awards to a Non-Employee Director vest immediately and must be held for 5 years subsequent to the date of grant or settlement, or one year post-resignation. The compensation expense recorded related to shares issued under the Director’s Plan was $565 and $445 for the three and six months ended June 30, 2006 and 2005, respectively.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

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

All shares awarded under the LTIP vest and are exercised net of taxes at the option of the participants.

Restricted Stock

A summary of the Company’s outstanding Restricted Stock as of June 30, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2005	127,601	$32.86
Grants	96,327	49.36
Vests	(48,390)	31.07
Forfeitures	(13,482)	29.97

Shares outstanding at June 30, 2006	162,056	$43.44

The compensation expense recorded related to Restricted Stock was $909 and $79 for the three months ended June 30, 2006 and 2005, respectively, and $1,520 and $159 for the six months ended June 30, 2006 and 2005, respectively. The related total income tax benefit recognized was $318 and zero for the three months ended June 30, 2006 and 2005, respectively, and $531 and zero for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $5,435 of unrecognized compensation cost related to outstanding Restricted Stock. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $1,296 and zero, respectively, and $2,231 and $580 for the six months ended June 30, 2006 and 2005, respectively.

Stock Appreciation Rights

On April 7, 2005, the Company approved an amendment to the Long-Term Incentive Plan. The amendment, which was effective June 30, 2005, amended SARs from rights that paid appreciation to participants in the form of cash to rights that pay appreciation to participants in the form of Company stock.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

A summary of the Company’s SARs as of June 30, 2006, is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SARs outstanding, December 31, 2005	5,981,397	$27.40
Grants	1,400,377	49.25
Exercises	(379,907)	24.92
Forfeitures and adjustments	(174,995)	32.24

SARs outstanding, June 30, 2006	6,826,872	$31.89	5.0	$113,886

SARs exercisable at June 30, 2006	2,844,200	$24.51	5.3	$67,941

The fair value of each SARs outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the six months ended June 30, 2005 were based on the median historical stock price volatility of a peer group of insurance companies. Expected volatilities for awards issued during the six months ended June 30, 2006 were based on the median historical stock price volatility of a peer group of insurance companies and implied volatilities from traded options on the Company’s stock. The expected term for rights granted under the previous plan that were converted on June 30, 2005 was assumed to be the optimal term from the employee’s perspective under the Black-Scholes Model. The expected term for grants made subsequent to the June 30, 2005 conversion was assumed to equal the average of the vesting period of the right and the full contractual term of the right. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the six months ended June 30,
	2006	2005
Expected Volatility	20.25%-22.85%	27.19%
Risk Free Interest Rates	4.77%-4.89%	3.69%
Dividend Yield	0.65%	0.89%
Expected Life	3.00-3.88	3.75

There were 1,400,377 SARs granted during the three and six month periods ended June 30, 2006. The compensation expense recorded related to SARs was $3,728 and $6,678 for the three and six months ended June 30, 2006, respectively, and the related income tax benefit recognized was $1,274 and $2,306 for the three and six months ended June 30, 2006, respectively. Total compensation expense includes expense for SARs granted to the Board of Directors, which vest immediately.

The total intrinsic value of SARs options exercised during the six months ended June 30, 2006 was $8,406. As of June 30, 2006, there was approximately $25,402 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Executive 401K Plan

During the first six months of 2005, the Company purchased 12,900 treasury shares for $438 via a Rabbi Trust which was allocated to the Assurant Stock fund. Effective September 2005, the Assurant Stock Fund was dissolved and the Company’s stock will no longer be offered to participants of the Executive 401K Plan.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

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

The ESPP is offered to individuals who are scheduled to work at least 20 hours per week and at least five months per year, have been continuously employed for at least six months by the start of the offering period, are not temporary employees (employed less than 12 months), and have not been on a leave of absence for more than 90 days immediately preceding the offering period. Participants must be employed on the last day of the offering period in order to purchase Company shares under the ESPP. The maximum number of shares that can be purchased each offering period is 5,000 shares per employee.

In January 2006, the Company issued 73,992 shares to employees at a price of $32.59 for the offering period of July 1 through December 31, 2005, relating to the ESPP. In January 2005, the Company issued 71,860 shares at a price per share of $23.67 for the offering period of July 1 through December 31, 2004, relating to the ESPP.

In July 2006, the Company issued 78,575 shares to employees at a price per share of $39.66 for the offering period of January 1 through June 30, 2006, relating to the ESPP. In July 2005, the Company issued 77,017 shares at a price per share of $27.63 for the offering period of January 1 through June 30, 2005, relating to the ESPP.

The compensation expense recorded related to the ESPP was $257 and $574 for the three and six months ended June 30, 2006, respectively. Prior to the adoption of FAS 123R, the Company accounted for ESPP in accordance with APB 25 as non-compensatory plan, and accordingly did not record any compensation expense.

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

	For awards issued during the six months ended June 30,
	2006	2005
Expected Volatility	21.09%	15.90%
Risk Free Interest Rates	3.35%	1.63%
Dividend Yield	0.88%	1.06%
Expected Life	0.5	0.5

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

Pro-Forma Disclosure

The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for SARs and the ESPP Plan under the fair value method of FAS 123 for the three and six months ended June 30, 2005. This disclosure is not equivalent to the impact of FAS 123R.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income as reported	$127,624	$242,022
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,796	16,637
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,450)	(32,047)

Pro forma net income	$111,970	$226,612

Earnings per share as reported:
Basic
Diluted	$0.93	$1.74
	$0.92	$1.73
Pro forma earnings per share:
Basic
Diluted	$0.81	$1.63
	$0.81	$1.62

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

6. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2006	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
January	450,200	44.33	450,200
February	416,600	44.49	416,600
March	550,000	46.38	550,000
April	475,000	48.86	475,000
May	475,000	49.90	475,000
June	1,190,000	47.67	1,190,000

Total	3,556,800	$47.13	3,556,800

For the six months ended June 30, 2006, the Company repurchased 3,556,800 shares of the Company’s outstanding common stock at a cost of $167,631 and has $228,109 remaining to purchase shares pursuant to the November 11, 2005 publicly announced repurchase program.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

7. Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands except number of shares and per share amounts)
Numerator
Net income before cumulative effect of change in accounting principle	$151,136	$127,624	$312,061	$242,022
Cumulative effect of change in accounting principle (Note 5)	—	—	1,547	—

Net income	$151,136	$127,624	$313,608	$242,022

Denominator
Weighted average shares outstanding used in basic per share calculations	128,488,126	137,700,163	129,239,104	138,712,723

Incremental common shares from assumed:
SARs	1,749,120	1,239,224	1,818,701	1,188,658
Executive 401K plan	—	32,250	—	28,091
Restricted stock	54,400	21,532	54,660	21,272
ESPP	35,988	26,219	84,680	79,305

Weighted average shares used in diluted per share calculations	130,327,634	139,019,388	131,197,145	140,030,049

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.18	$0.93	$2.42	$1.74
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.18	$0.93	$2.43	$1.74

Diluted
Net income before cumulative effect of change in accounting principle	$1.16	$0.92	$2.38	$1.73
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.16	$0.92	$2.39	$1.73

Restricted shares totaling 32,139 and 75,742 for the three months ended June 30, 2006 and 2005, respectively, and 94,130 and 75,742 for the six months ended June 30, 2006 and 2005, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury method. Average SARs totaling 698,939 for the three and six months ended June 30, 2006 were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

8. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2006 and 2005 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005	2006	2005
Service cost	$4,961	$4,575	$465	$452	$698	$629
Interest cost	5,459	5,065	1,316	1,259	771	781
Expected return on plan assets	(7,135)	(6,565)	—	—	(283)	(267)
Amortization of prior service cost	764	764	165	175	333	327
Amortization of net loss	1,996	1,766	904	993	—	—
One Time Settlement Charge under FAS 88	—	—	609	—	—	—

Net periodic benefit cost	$6,045	$5,605	$3,459	$2,879	$1,519	$1,470

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005	2006	2005
Service cost	$9,861	$9,060	$915	$981	$1,398	$1,195
Interest cost	10,734	10,116	2,616	2,503	1,596	1,559
Expected return on plan assets	(14,160)	(12,554)	—	—	(558)	(413)
Amortization of prior service cost	1,539	1,528	340	350	658	654
Amortization of net loss	4,071	3,405	1,829	1,820	—	—
One Time Settlement Charge under FAS 88	—	—	609	—	—	—

Net periodic benefit cost	$12,045	$11,555	$6,309	$5,654	$3,094	$2,995

(1)	The Company’s nonqualified plans are unfunded.

During the first six months of 2006, the Company contributed $6,500, $3,744 and $546 to the qualified pension benefits plan, nonqualified pension benefits plan and the retirement health benefits plan, respectively. The Company expects to contribute $23,700 to its pension benefit plans and $1,500 to its retirement health benefit plan for the full year 2006.

9. Segment Information

On April 1, 2006, the Company separated Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the PreNeed segment under the new Assurant Solutions segment. The segment income statement for the three and six months ended June 30, 2005 and the segment assets for the year ended December 31, 2005 have been recast to reflect the new segment reporting structure.

In connection with the segment changes described above, the Company transferred the run-off Asbestos business previously in the Assurant Solutions segment to the Corporate & Other segment. The transfer of this business is consistent with the Company’s policy of managing run-off business in the Corporate & Other segment.

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts and life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Assurant Specialty Property provides creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Corporate & Other includes

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The Company evaluates performance of the operating business segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$592,182	$290,972	$519,587	$282,581	$—	$1,685,322
Net investment income	98,951	17,923	17,110	38,744	7,710	180,438
Net realized gains on investments	—	—	—	—	2,272	2,272
Amortization of deferred gain on disposal of businesses	—	—	—	—	10,022	10,022
Fees and other income	39,525	13,587	10,250	7,547	127	71,036

Total revenues	730,658	322,482	546,947	328,872	20,131	1,949,090

Benefits, losses and expenses
Policyholder benefits	247,208	110,474	321,322	195,195	5	874,204
Amortization of deferred acquisition costs and value of business acquired	212,671	59,541	6,374	6,195	—	284,781
Underwriting, general and administrative expenses	211,758	62,828	156,645	95,632	15,764	542,627
Interest expense	—	—	—	—	15,315	15,315

Total benefits, losses and expenses	671,637	232,843	484,341	297,022	31,084	1,716,927

Segment income (loss) before income tax	59,021	89,639	62,606	31,850	(10,953)	232,163
Income taxes	21,873	30,363	21,590	11,260	(4,059)	81,027

Segment income (loss) after tax	$37,148	$59,276	$41,016	$20,590	$(6,894)

Net Income						$151,136

	Three Months Ended June 30, 2005
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$554,829	$207,696	$544,294	$316,420	$—	$1,623,239
Net investment income	100,107	14,843	17,170	38,274	6,624	177,018
Net realized gains on investments	—	—	—	—	4,079	4,079
Amortization of deferred gain on disposal of businesses	—	—	—	—	11,784	11,784
Fees and other income	30,574	10,168	10,270	6,993	178	58,183

Total revenues	685,510	232,707	571,734	361,687	22,665	1,874,303
Benefits, losses and expenses
Policyholder benefits	269,284	72,294	333,101	241,537	7,795	924,011
Amortization of deferred acquisition costs and value of business acquired	167,330	46,997	7,584	5,184	—	227,095
Underwriting, general and administrative expenses	185,969	61,233	155,801	99,843	16,938	519,784
Interest expense	—	—	—	—	15,314	15,314

Total benefits, losses and expenses	622,583	180,524	496,486	346,564	40,047	1,686,204

Segment income (loss) before income tax	62,927	52,183	75,248	15,123	(17,382)	188,099
Income taxes	20,535	17,970	25,881	5,311	(9,222)	60,475

Segment income (loss) after tax	$42,392	$34,213	$49,367	$9,812	$(8,160)

Net Income						$127,624

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,162,570	$543,721	$1,042,992	$608,692	$—	$3,357,975
Net investment income	196,033	34,713	41,111	79,583	21,560	373,000
Net realized losses on investments	—	—	—	—	(2,180)	(2,180)
Amortization of deferred gain on disposal of businesses	—	—	—	—	18,855	18,855
Fees and other income	73,695	23,045	19,976	14,379	127	131,222

Total revenues	1,432,298	601,479	1,104,079	702,654	38,362	3,878,872

Benefits, losses and expenses
Policyholder benefits	495,588	180,933	646,723	440,634	5	1,763,883
Amortization of deferred acquisition costs and value of business acquired	430,378	114,037	13,473	12,276	—	570,164
Underwriting, general and administrative expenses	388,929	117,421	312,258	188,665	32,403	1,039,676

Interest expense	—	—	—	—	30,630	30,630
Total benefits, losses and expenses	1,314,895	412,391	972,454	641,575	63,038	3,404,353

Segment income (loss) before income tax	117,403	189,088	131,625	61,079	(24,676)	474,519
Income taxes	40,508	65,368	45,513	21,304	(10,235)	162,458

Segment income (loss) after tax	$76,895	$123,720	$86,112	$39,775	$(14,441)	$312,061

Cumulative effect of change in accounting principle						1,547

Net income						$313,608

	As of June 30, 2006
Segment Assets:
Segments assets, excluding goodwill	$10,284,736	$2,095,451	$1,492,308	$2,933,983	$6,920,684	$23,727,162

Goodwill						805,254

Total Assets						$24,532,416

	Six Months Ended June 30, 2005
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,090,181	$408,790	$1,093,820	$662,342	$—	$3,255,133
Net investment income	186,303	29,824	34,875	76,257	13,959	341,218
Net realized gains on investments	—	—	—	—	4,571	4,571
Amortization of deferred gain on disposal of businesses	—	—	—	—	23,647	23,647
Fees and other income	59,663	18,361	20,601	13,182	281	112,088
Total revenues	1,336,147	456,975	1,149,296	751,781	42,458	3,736,657

Benefits, losses and expenses
Policyholder benefits	528,958	143,038	678,469	509,275	7,795	1,867,535
Amortization of deferred acquisition costs and value of business acquired	323,156	92,988	16,507	9,890	—	442,541
Underwriting, general and administrative expenses	387,143	110,362	303,641	192,154	37,831	1,031,131

Interest expense	—	—	—	—	30,628	30,628
Total benefits, losses and expenses	1,239,257	346,388	998,617	711,319	76,254	3,371,835

Segment income (loss) before income tax	96,890	110,587	150,679	40,462	(33,796)	364,822
Income taxes	31,064	38,082	51,639	14,271	(12,256)	122,800

Segment income after tax	$65,826	$72,505	$99,040	$26,191	$(21,540)

Net Income						$242,022

	As of December 31, 2005
Segment Assets:
Segments assets, excluding goodwill	$10,457,115	$2,262,901	$1,452,878	$2,898,472	$7,489,223	$24,560,589

Goodwill						804,864

Total Assets						$25,365,453

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

10. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $33,839 of letters of credit outstanding as of June 30, 2006.

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

Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (BICL), relating to the 1995 and 1997 program years, were resolved by settlement or arbitration in 2005. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and based on management’s best estimate, the Company increased its reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. On February 28, 2006 there was a settlement relating to the 1996 program. Loss accruals previously established relating to the 1996 program were adequate. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

The Company was notified on August 26, 2004 that a former employee is being investigated by the criminal division of the Internal Revenue Service (“IRS”) for responses he made to questions he was asked by the IRS relating to an approximately $18,000 tax reserve taken by the Company in 1999. Recently, counsel for the employee was notified by the IRS that the matter was closed in February 2006 with no action taken.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

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

The Audit Committee of the Company’s Board of Directors, with the assistance of independent counsel has completed its initial investigation of the matter raised by the subpoenas and continues to respond to inquiries from the regulatory agencies. The Audit Committee has not found any wrongdoing on the part of any current officers of the Company. The Company has enhanced its internal controls regarding reinsurance and these controls are being appropriately monitored to ensure their effectiveness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of June 30, 2006, compared with December 31, 2005, and our results of operations for the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2005 included in our Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (“SEC”) and the June 30, 2006 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Company Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. On April 1, 2006, the Company separated Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the PreNeed segment under the new Assurant Solutions segment. The four business segments — Assurant Solutions; Assurant Specialty Property; Assurant Health; and Assurant Employee Benefits — have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit insurance including life, disability and unemployment; warranties and extended services contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance.

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

Critical Accounting Policies and Estimates

Our 2005 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2005 Annual Report on Form 10-K were consistently applied to the consolidated interim financial statements for the six months ended June 30, 2006.

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS 142”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, we are required to test goodwill for impairment on at least an annual basis. We perform our annual goodwill impairment testing during the fourth quarter of each year based on actual data through October 1st. The April 1, 2006 changes to segment reporting required us to perform an additional impairment test on the Assurant Preneed, Assurant Solutions and Assurant Specialty Property segments. Our impairment test concluded that goodwill is not impaired.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$1,685,322	$1,623,239	$3,357,975	$3,255,133
Net investment income	180,438	177,018	373,000	341,218
Net realized gains(losses) on investments	2,272	4,079	(2,180)	4,571
Amortization of deferred gain on disposal of businesses	10,022	11,784	18,855	23,647
Fees and other income	71,036	58,183	131,222	112,088

Total revenues	1,949,090	1,874,303	3,878,872	3,736,657

Benefits, losses and expenses:
Policyholder benefits	(874,204)	(924,011)	(1,763,883)	(1,867,535)
Selling, underwriting and general expenses (1)	(827,408)	(746,879)	(1,609,840)	(1,473,672)
Interest expense	(15,315)	(15,314)	(30,630)	(30,628)

Total benefits, losses and expenses	(1,716,927)	(1,686,204)	(3,404,353)	(3,371,835)

Income before income tax and cumulative effect of change in accounting principle	232,163	188,099	474,519	364,822
Income taxes	(81,027)	(60,475)	(162,458)	(122,800)

Net Income before cumulative effect of change in accounting principle	151,136	127,624	312,061	242,022

Cumulative effect of change in accounting principle	—	—	1,547	—

Net Income	$151,136	$127,624	$313,608	$242,022

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

For The Three Months Ended June 30, 2006 Compared to The Three Months Ended June 30, 2005.

Net Income

Net income increased by $23,512, or 18%, to $151,136 for the three months ended June 30, 2006 from $127,624 for the three months ended June 30, 2005. The increase was primarily driven by an increase in the Assurant Specialty Property segment’s net earned premiums from the creditor placed homeowners business and the Safeco Financial Institution Solutions, Inc. (“SFIS”) acquisition. The Assurant Employee Benefits segment also contributed to the increase due to favorable experience in all product lines.

For The Six Months Ended June 30, 2006 Compared to The Six Months Ended June 30, 2005.

Net Income

Net income before cumulative effect of change in accounting principle increased by $70,039, or 29%, to $312,061 for the six months ended June 30, 2006 from $242,022 for the six months ended June 30, 2005. The increase was primarily driven by an increase in the Assurant Specialty Property segment’s net earned premiums from the creditor placed homeowners business and the SFIS acquisition. The Assurant Employee Benefits segment also contributed to the increase due to favorable experience in all lines of business. We also benefited in the Assurant Solutions segment from growth in the extended service contract business and in our Corporate and Other segment from the adoption of FAS 123R which reduced our compensation expense related to stock appreciation rights (“SARs”). These increases were partially offset by a decline in the Health segment as a result of the competitive marketplace. The $1,547 cumulative effect of change in accounting principle reflects the difference between compensation expense previously recognized, using actual forfeitures, and the compensation expense that would have been recognized using expected forfeitures.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$592,182	$554,829	$1,162,570	$1,090,181
Net investment income	98,951	100,107	196,033	186,303
Fees and other income	39,525	30,574	73,695	59,663

Total revenues	730,658	685,510	1,432,298	1,336,147

Benefits, losses and expenses:
Policyholder benefits	(247,208)	(269,284)	(495,588)	(528,958)
Selling, underwriting and general expenses	(424,429)	(353,299)	(819,307)	(710,299)

Total benefits, losses and expenses	(671,637)	(622,583)	(1,314,895)	(1,239,257)

Segment income before income tax	59,021	62,927	117,403	96,890
Income taxes	(21,873)	(20,535)	(40,508)	(31,064)

Segment income after tax	$37,148	$42,392	$76,895	$65,826

Gross written premiums for selected product groupings: (1)
Domestic Credit	$182,489	$194,667	$351,416	$385,385
International Credit	$159,208	$157,449	$320,232	$320,196
Domestic Extended Service Contracts (2)	$290,851	$241,035	$576,355	$494,284
International Extended Service Contracts (2)	$71,330	$50,593	$137,586	$98,163
Preneed (Face Sales)	$120,545	$144,508	$244,233	$277,527

(1)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.
(2)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Net Income

Segment net income decreased by $5,244, or 12%, to $37,148 for the three months ended June 30, 2006 from $42,392 for the three months ended June 30, 2005. The decrease in segment net income was primarily due to $6,116 (after-tax) of investment income from a real estate partnership in the second quarter of 2005. Excluding this transaction, net income was relatively flat quarter over quarter primarily due to improved underwriting results in the extended service contract business offset by declines in the credit and preneed businesses.

Total Revenues

Total revenues increased by $45,148, or 7%, to $730,658 for the three months ended June 30, 2006 from $685,510 for the three months ended June 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $37,353. The increase is primarily attributable to higher net earned premiums in our extended service contract and international businesses. These increases are partially offset by the decrease in the net earned premium in our preneed business due to the sale of the Independent-U.S. distribution channel. The increase in revenues was also driven by an increase in fee income of $8,951, or 29%, primarily due to growth from the domestic and international extended service contract business, as well as an increase of $1,849 in the preneed business from the change in the value of the Consumer Price Index (“CPI”) Cap, derivative instruments. Net investment income decreased by $1,156 primarily due to $9,409 of investment income from a real estate partnership in the second quarter of 2005. Excluding this transaction net investment income increased by $8,253, or 9%, primarily due to an increase in average invested assets.

We experienced growth in most of the core product groupings, with the exception of the domestic credit insurance and preneed businesses. Gross written premiums in our domestic credit insurance business decreased by $12,178 due to an increasingly restrictive domestic regulatory environment. Gross written premiums in our international credit business remained relatively consistent with prior year, increasing $1,759. This modest growth is primarily due to a change from single premium to monthly premium credit insurance policies written in conjunction with real estate loans in our United Kingdom business. Gross written premiums in our domestic extended service contract business increased by $49,816 due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $20,737, primarily due to the continued growth from a Canadian client signed in late 2004. Face sales in our Preneed business decreased by $23,963 primarily due to the sale of the Independent – U. S. distribution channel.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $49,054, or 8%, to $671,637 for the three months ended June 30, 2006 from $622,583 for the three months ended June 30, 2005. This increase was primarily due to an increase in selling, underwriting and general expenses of $71,130. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $52,143 primarily due to increased commissions from the growth in the extended service contract and international businesses. General expenses increased by $18,987 primarily due to expenses directly related to business growth. This increase was partially offset by a decrease in policyholder benefits of $22,076 primarily due to the sale of the preneed Independent – U.S. distribution channel partially offset by the increase in policyholder benefits from the domestic and international extended service contract business.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Net Income

Segment net income increased by $11,069, or 17%, to $76,895 for the six months ended June 30, 2006 from $65,826 for the six months ended June 30, 2005. The increase in segment net income was driven by improved underwriting results in the extended service contract business, higher investment income and fee income also driven by additional extended service contract business. These increases were partially offset by $4,487 (after-tax) of lower investment income from real estate partnerships.

Total Revenues

Total revenues increased by $96,151, or 7%, to $1,432,298 for the six months ended June 30, 2006 from $1,336,147 for the six months ended June 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $72,389. The increase is primarily attributable to higher net earned premiums in our extended service contract and international businesses partially offset by the decrease in our preneed business due to the sale of the Independent-U.S. distribution network and a decrease in our domestic credit business. The increase in revenues was also driven by an increase in fee income of $14,032 primarily due to growth from the domestic and international extended service contract business, as well as an increase in the Preneed business from the change in the value of the CPI Cap instruments. Net investment income increased by $9,730 primarily due to an increase in average invested assets. This increase was partially offset by the net decrease in investment income of $6,903 from real estate partnerships.

We experienced growth in most of the core product groupings, with the exception of the domestic credit insurance business, the preneed business and to a lesser extent the international credit business. Gross written premiums in our domestic credit insurance business decreased by $33,969 due to an increasingly restrictive domestic regulatory environment. Gross written premiums from our international credit business remained relatively consistent with prior year. This is primarily due to a change from single premium to monthly premium credit insurance policies written in conjunction with real estate loans in our United Kingdom business. Gross written premiums in our domestic extended service contract business increased by $82,071 due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $39,423, primarily due to the continued growth from a Canadian client signed in late 2004. Face sales in our Preneed business decreased by $33,294 primarily due to the sale of the Independent-U.S. distribution channel.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $75,638, or 6%, to $1,314,895 for the six months ended June 30, 2006 from $1,239,257 for the six months ended June 30, 2005. This increase was primarily due to an increase in selling, underwriting and general expenses of $109,008. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $82,499 primarily due to increased commissions from the growth in the extended service contract and international businesses. General expenses increased by $26,509 due to expenses directly related to business growth. This increase was partially offset by a decrease in policyholder benefits of $33,370 primarily due to the sale of the preneed Independent-U.S. distribution channel offset by the increase in policyholder benefits from the domestic and international extended service contract business.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$290,972	$207,696	$543,721	$408,790
Net investment income	17,923	14,843	34,713	29,824
Fees and other income	13,587	10,168	23,045	18,361

Total revenues	322,482	232,707	601,479	456,975

Benefits, losses and expenses:
Policyholder benefits	(110,474)	(72,294)	(180,933)	(143,038)
Selling, underwriting and general expenses	(122,369)	(108,230)	(231,458)	(203,350)

Total benefits, losses and expenses	(232,843)	(180,524)	(412,391)	(346,388)

Segment income before income tax	89,639	52,183	189,088	110,587
Income taxes	(30,363)	(17,970)	(65,368)	(38,082)

Segment income after tax	$59,276	$34,213	$123,720	$72,505

Net earned premiums and other considerations by major product groupings:
Homeowners (Creditor Placed and Voluntary)	$178,363	$107,219	$321,255	$210,491
Manufactured Housing (Creditor Placed and Voluntary)	54,184	53,252	110,152	106,768
Other	58,425	47,225	112,314	91,531

Total	$290,972	$207,696	$543,721	$408,790

Ratios:
Loss ratio (a)	38.0%	34.8%	33.3%	35.0%
Expense ratio (b)	40.2%	49.7%	40.8%	47.6%
Combined ratio (c)	76.5%	82.9%	72.8%	81.1%

(a)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(b)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(c)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Net Income

Segment net income increased by $25,063, or 73%, to $59,276 for the three months ended June 30, 2006 from $34,213 for the three months ended June 30, 2005. The increase in segment income is primarily due to net earned premium growth from the creditor placed homeowners business as well as the acquisition of SFIS during the second quarter of 2006.

Total Revenues

Total revenues increased by $89,775, or 39%, to $322,482 for the three months ended June 30, 2006 from $232,707 for the three months ended June 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $83,276, or 40%. This increase was primarily due to growth in our existing creditor placed and voluntary homeowners product lines. The acquisition of SFIS creditor placed homeowners business during the second quarter of 2006 contributed approximately $30,100 to the increase in net earned premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $52,319, or 29%, to $232,843 for the three months ended June 30, 2006 from $180,524 for the three months ended June 30, 2005. This increase was primarily due to an increase in policyholder benefits of $38,180 and an increase in selling, underwriting, and general expenses of $14,139. The increase in policyholder benefits is primarily attributable to the growth in our creditor placed homeowners business and the acquisition of SFIS. This increase was partially offset by the reimbursement of approximately $1,900 of loss adjustment expenses from the National Flood Insurance Program for providing processing and adjudication services. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $5,545 primarily due to the associated increase in revenues. General expenses increased by $8,594 due to increases in employment related expenses and the additional expenses associated with the acquisition of SFIS during the second quarter of 2006. The expense ratio decreased 950 basis points from 49.7% to 40.2%. The decrease in the expense ratio is primarily driven by the increase in revenues that was proportionately larger than the increase in selling, underwriting and general expenses.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Net Income

Segment net income increased by $51,215, or 71%, to $123,720 for the six months ended June 30, 2006 from $72,505 for the six months ended June 30, 2005. The increase in segment income is primarily due to net earned premium growth and improved loss ratios in the creditor placed homeowners business, the acquisition of SFIS and the reimbursement of loss adjustment expenses from the National Flood Insurance Program.

Total Revenues

Total revenues increased by $144,504, or 32%, to $601,479 for the six months ended June 30, 2006 from $456,975 for the six months ended June 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $134,931. This increase was mainly attributable to the growth in our creditor placed and voluntary homeowners product lines. The acquisition of SFIS creditor placed homeowners business contributed approximately $30,100 to the increase in net earned premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $66,003, or 19%, to $412,391 for the six months ended June 30, 2006 from $346,388 for the six months ended June 30, 2005. This increase was primarily due to an increase in policyholder benefits of $37,895 and an increase in selling, underwriting, and general expenses of $28,108. The increase in policyholder benefits is primarily attributable to the growth in our creditor placed homeowners business and the acquisition of SFIS. This increase was partially offset by the reimbursement of approximately $9,700 of loss adjustment expenses from the National Flood Insurance Program for providing processing and adjudication services. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $16,022 primarily due to the associated increase in revenues. General expenses increased by $12,086 due to increases in employment related expenses and the additional expenses associated with the acquisition of SFIS. The expense ratio decreased 680 basis points from 47.6% to 40.8%. The decrease in the expense ratio is primarily driven by the increase in revenues that was proportionately larger than the increase in selling, underwriting and general expenses.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$519,587	$544,294	$1,042,992	$1,093,820
Net investment income	17,110	17,170	41,111	34,875
Fees and other income	10,250	10,270	19,976	20,601

Total revenues	546,947	571,734	1,104,079	1,149,296

Benefits, losses and expenses:
Policyholder benefits	(321,322)	(333,101)	(646,723)	(678,469)
Selling, underwriting and general expenses	(163,019)	(163,385)	(325,731)	(320,148)

Total benefits, losses and expenses	(484,341)	(496,486)	(972,454)	(998,617)

Segment income before income tax	62,606	75,248	131,625	150,679
Income taxes	(21,590)	(25,881)	(45,513)	(51,639)

Segment income after tax	$41,016	$49,367	$86,112	$99,040

Net earned premiums and other considerations:
Individual markets:
Individual medical	$300,267	$290,047	$597,605	$577,360
Short term medical	25,489	28,115	50,490	53,990

Subtotal	325,756	318,162	648,095	631,350
Small employer group:	193,831	226,132	394,897	462,470

Total	$519,587	$544,294	$1,042,992	$1,093,820

Membership by product line:
Individual markets:
Individual medical			632	662
Short term medical			105	129

Subtotal			737	791
Small employer group:			226	287

Total			963	1,078

Ratios:
Loss ratio (1)	61.8%	61.2%	62.0%	62.0%
Expense ratio (2)	30.8%	29.5%	30.6%	28.7%
Combined ratio (3)	91.4%	89.5%	91.5%	89.6%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Net Income

Segment net income decreased by $8,351, or 17%, to $41,016 for the three months ended June 30, 2006 from $49,367 for the three months ended June 30, 2005. The decrease in segment income was primarily attributable to an overall decline in membership due to continued increased competition and strict adherence to our underwriting guidelines, as well as an increase in the expense ratio due to increased spending on initiatives aimed at growing the individual markets business.

Total Revenues

Total revenues decreased by $24,787, or 4%, to $546,947 for the three months ended June 30, 2006 from $571,734 for the three months ended June 30, 2005. Net earned premiums and other considerations from our individual markets business increased by $7,594, or 2%, primarily due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $32,301, or 14%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines.

Total Benefits, Losses and Expenses

Total expenses decreased by $12,145, or 2%, to $484,341 for the three months ended June 30, 2006 from $496,486 for the three months ended June 30, 2005. Policyholder benefits decreased by $11,779, or 4%, and the benefit loss ratio increased by 60 basis points, from 61.2% to 61.8%. The modest deterioration in the benefit loss ratio was primarily due to slightly higher claims experience across all businesses. Selling, underwriting and general expenses decreased by $366, or less than 1%. The expense ratio increased by 130 basis points, from 29.5% to 30.8%. The increase in the expense ratio was primarily due to increased spending on initiatives aimed at growing the individual markets business, partially offset by decreased commission expense due to a decline in first year business in both individual markets and small employer group business.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Net Income

Segment net income decreased by $12,928, or 13%, to $86,112 for the six months ended June 30, 2006 from $99,040 for the six months ended June 30, 2005. The decrease in segment income was primarily attributable to an overall decline in membership due to continued increased competition and strict adherence to our underwriting guidelines, as well as an increase in expenses due to increased spending on initiatives aimed at growing the individual markets business. The decrease in net income was partially offset by an increase in investment income from a real estate partnership.

Total Revenues

Total revenues decreased by $45,217, or 4%, to $1,104,079 for the six months ended June 30, 2006 from $1,149,296 for the six months ended June 30, 2005. Net earned premiums and other considerations from our individual markets business increased by $16,745, or 3%, primarily due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $67,573, or 15%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines. These decreases were partially offset by an increase in investment income of $6,236 primarily due to a real estate partnership.

Total Benefits, Losses and Expenses

Total expenses decreased by $26,163, or 3%, to $972,454 for the six months ended June 30, 2006 from $998,617 for the six months ended June 30, 2005. Policyholder benefits decreased by $31,746, or 5%, and the benefit loss ratio was level at 62.0%. Selling, underwriting and general expenses increased by $5,583, or 2%. The expense ratio increased by 190 basis points, from 28.7% to 30.6%. The increase in the expense ratio was primarily due to increased spending on initiatives aimed at growing the individual markets business, partially offset by decreased commission expense due to a decline in first year business in both individual markets and small employer group business.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$282,581	$316,420	$608,692	$662,342
Net investment income	38,744	38,274	79,583	76,257
Fees and other income	7,547	6,993	14,379	13,182

Total revenues	328,872	361,687	702,654	751,781

Benefits, losses and expenses:
Policyholder benefits	(195,195)	(241,537)	(440,634)	(509,275)
Selling, underwriting and general expenses	(101,827)	(105,027)	(200,941)	(202,044)

Total benefits, losses and expenses	(297,022)	(346,564)	(641,575)	(711,319)

Segment income before income tax	31,850	15,123	61,079	40,462
Income taxes	(11,260)	(5,311)	(21,304)	(14,271)

Segment income after tax	$20,590	$9,812	$39,775	$26,191

Ratios:
Loss ratio (1)	69.1%	76.3%	72.4%	76.9%
Expense ratio (2)	35.1%	32.5%	32.3%	29.9%
Net earned premiums and other considerations
By major product grouping:
Group dental	$108,010	$128,323	$219,403	$256,565
Group disability single premiums for closed blocks (3)	—	—	33,920	26,700
All Other group disability	119,847	123,078	241,433	247,855
Group life	54,724	65,019	113,936	131,222

Total	$282,581	$316,420	$608,692	$662,342

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Net Income

Segment net income increased by $10,778, over 100%, to $20,590 for the three months ended June 30, 2006 from $9,812 for the three months ended June 30, 2005. The increase in segment net income was primarily driven by extremely favorable group disability experience. Disability recovery rates, which includes claimants who return to work, claim incidence, experience in our Disability Risk Management Services (DRMS) distribution channel, group dental experience and group life experience, were all improved. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased by $32,815, or 9%, to $328,872 for the three months ended June 30, 2006 from $361,687 for the three months ended June 30, 2005. Net earned premiums and other considerations decreased $33,839, or 11% from the prior year, primarily due to increased lapsation and decreased sales. Lapse experience and sales trends reflect the transition to the business’ small case strategy along with disciplined pricing in a competitive marketplace.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $49,542, or 14%, to $297,022 for the three months ended June 30, 2006 from $346,564 for the three months ended June 30, 2005. The loss ratio decreased 720 basis points, from 76.3% to 69.1%, primarily due to extremely favorable group disability experience. Disability recovery rates, which includes claimants who return to work, claim incidence, and experience in our DRMS channel, were all improved. Group dental experience was also improved during the quarter primarily due to disciplined pricing actions. Favorable life experience was driven by improved recovery rates on waiver-of-premium claims. The expense ratio increased 260 basis points, from 32.5% to 35.1%. The increase in the expense ratio is primarily driven by the decrease in revenues that was proportionally larger than the decrease in general expenses. Selling, underwriting, and general expenses have decreased $3,200, or 3%, period over period due to expense management.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Net Income

Segment net income increased by $13,584, or 52%, to $39,775 for the six months ended June 30, 2006 from $26,191 for the six months ended June 30, 2005. The increase in segment income was primarily driven by extremely favorable group disability experience. Disability recovery rates, which includes claimants who return to work, experience in our DRMS channel, group dental experience and group life experience, were all improved. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased by $49,127, or 7%, to $702,654 for the six months ended June 30, 2006 from $751,781 for the six months ended June 30, 2005. Net earned premiums and other considerations decreased $53,650, or 8%, from the prior year, primarily due to increased lapsation and decreased sales. Lapse experience and sales trends reflect the transition to the business’ small case strategy along with disciplined pricing in a competitive marketplace.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $69,744, or 10%, to $641,575 for the six months ended June 30, 2006 from $711,319 for the six months ended June 30, 2005. The loss ratio decreased 450 basis points, from 76.9% to 72.4%, primarily due to extremely favorable group disability experience.

Group disability recovery rates, which includes claimants who return to work, and experience in our DRMS channel were improved. Group dental experience has improved primarily due to disciplined pricing actions. Favorable life experience was driven by improved recovery rates on waiver-of-premium claims. The expense ratio increased 240 basis points, from 29.9% to 32.3%. The increase in the expense ratio is primarily driven by the decrease in revenues that was proportionally larger than the decrease in general expenses. Selling, underwriting, and general expenses have decreased $1,103 period over period due to expense management. In the prior year, we had a non-recurring reduction in short-term incentive compensation expenses. Excluding the prior year non-recurring reduction, selling, general and underwriting expenses have decreased primarily due to expense management consistent with revenue trends.

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

The tables below present information regarding Corporate & Other’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net investment income	$7,710	$6,624	$21,560	$13,959
Net realized gains(losses) on investments	2,272	4,079	(2,180)	4,571
Amortization of deferred gain on disposal of businesses	10,022	11,784	18,855	23,647
Fees and other income	127	178	127	281

Total revenues	20,131	22,665	38,362	42,458

Benefits, losses and expenses:
Policyholder benefits	(5)	(7,795)	(5)	(7,795)
Selling, underwriting and general expenses	(15,764)	(16,938)	(32,403)	(37,831)
Interest expense	(15,315)	(15,314)	(30,630)	(30,628)

Total benefits, losses and expenses	(31,084)	(40,047)	(63,038)	(76,254)

Segment loss before income tax	(10,953)	(17,382)	(24,676)	(33,796)
Income taxes	4,059	9,222	10,235	12,256

Segment loss after tax	$(6,894)	$(8,160)	$(14,441)	$(21,540)

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Net Loss

Segment net loss improved by $1,266, or 16%, to ($6,894) for the three months ended June 30, 2006 from ($8,160) for the three months ended June 30, 2005. The improvement in net loss was primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs in the second quarter of 2005 that did not recur in 2006 and a reduction in SARs expense related to the required adoption of FAS 123R on January 1, 2006. These improvements were partially offset by a tax benefit of approximately $5,200 related to a tax clarification for taxes on repatriated capital under the American Jobs Creation Act in the second quarter of 2005 that did not recur in 2006 and decrease in realized gains on fixed income securities.

Total Revenues

Total revenues decreased by $2,534, or 11%, to $20,131 for the three months ended June 30, 2006 from $22,665 for the three months ended June 30, 2005. The decrease in revenues is primarily due to a $1,807 decline in realized gains on investments and a $1,762 decline in amortization of deferred gain on disposal of businesses.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $8,963, or 22%, to $31,084 for the three months ended June 30, 2006 from $40,047 for the three months ended June 30, 2005. The decrease was primarily due to a decrease in policyholder benefits of $7,790 related to strengthening of reserve accruals in the second quarter of 2005 on certain excess of loss reinsurance programs, related to personal accident, ransom and kidnap insurance risks, sold by our subsidiaries in the London market between 1995 and 1997 that did not recur in 2006. The decrease was also due to a decrease in selling, underwriting, and general expenses of $1,174 primarily due to a reduction in SARs expense related to the adoption of FAS 123R on January 1, 2006.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Net Loss

Segment net loss improved by $7,099, or 33%, to ($14,441) for the six months ended June 30, 2006 from ($21,540) for the six months ended June 30, 2005. The improvement in net loss was primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs in the second quarter of 2005 that did not occur in 2006, an increase in investment income from a real estate partnership and a reduction in SARs expense related to the adoption of FAS 123R on January 1, 2006. These improvements were partially offset by a tax benefit of approximately $5,200 related to a tax clarification for taxes on repatriated capital under the American Jobs Creation Act in the second quarter of 2005 that did not recur in 2006 and additional realized losses on fixed income securities.

Total Revenues

Total revenues decreased by $4,096, or 10%, to $38,362 for the six months ended June 30, 2006 from $42,458 for the six months ended June 30, 2005. The decrease in revenues is primarily due to a $6,751 decrease in realized gains(losses) on investments and a $4,792 decrease in amortization of deferred gain on disposal of business. Amortization of deferred gain on disposal of businesses continues to decline in correlation with the runoff of the businesses sold. These decreases were partially offset by an increase of $7,601 in investment income primarily from a real estate partnership.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $13,216, or 17%, to $63,038 for the six months ended June 30, 2006 from $76,254 for the six months ended June 30, 2005. The decrease was primarily due to a decrease in policyholder benefits of $7,790 related to strengthening of reserve accruals in the second quarter of 2005 on certain excess of loss reinsurance programs, related to personal accident, ransom and kidnap insurance risks, sold by our subsidiaries in the London market between 1995 and 1997 that did not recur in 2006. The decrease was also due to a decrease in selling, underwriting and general expenses of $5,428 primarily due to a reduction of SARs expense related to the adoption of FAS 123R on January 1, 2006.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of June 30, 2006		As of December 31, 2005
	(in thousands)
Fixed maturities	$8,866,664	76%	$8,961,778	75%
Equity securities	730,382	6	693,101	6
Commercial mortgage loans on real estate	1,252,612	11	1,212,006	10
Policy loans	59,149	1	61,043	1
Short-term investments	239,149	2	427,474	3
Other investments	542,015	4	549,759	5

Total investments (excluding collateral held under securities lending)	$11,689,971	100%	$11,905,161	100%

Of our fixed maturity securities shown above, 66% (based on total fair value) were invested in securities rated “A” or better as of June 30, 2006 and December 31, 2005.

The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Fixed maturities:
Amortized cost	$8,968,986	$8,668,595
Net unrealized (loss)/gains	(102,322)	293,183

Fair value	$8,866,664	$8,961,778

Equities:
Cost	$757,602	$694,977
Net unrealized losses	(27,220)	(1,876)

Fair value	$730,382	$693,101

Net unrealized gains on fixed maturity securities decreased by $395,505 from December 31, 2005 to June 30, 2006 to a net unrealized loss of $102,322. The decrease in net unrealized gains on fixed maturities was primarily due to a 75 basis points increase in the 10 year treasury yields. Net unrealized loss on equity securities increased by $25,344 from December 31, 2005 to June 30, 2006. The increase in net unrealized loss on equity securities corresponds to a decrease in the Merrill Lynch Preferred Stock Hybrid Securities Index from December 31, 2005 to June 30, 2006.

Net investment income increased by $3,420, or 2%, to $180,438 for the three months ended June 30, 2006 from $177,018 for the three months ended June 30, 2005. The increase is primarily due to an increase in invested assets and higher short-term rates, offset by lower investment income from real estate partnerships of $9,409. Net investment income increased by $31,782, or 9%, to $373,000 for the six months ended June 30, 2006 from $341,218 for the six months ended June 30, 2005. The increase is primarily due to an increase in invested assets, higher short-term rates and higher net investment income from real estate partnerships.

The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at June 30, 2006 and the length of time the securities have been in an unrealized loss position were as follows (in thousands):

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds	$5,894,322	$(238,002)	$145,213	$(7,910)	$6,039,535	$(245,912)

Equity securities
Common Stock	$65	$(53)	$—	$—	$65	$(53)
Non-redeemable preferred stocks	538,269	(29,133)	33,050	(2,604)	571,319	(31,737)

Total equity securities	$538,334	$(29,186)	$33,050	$(2,604)	$571,384	$(31,790)

Total	$6,432,656	$(267,188)	$178,263	$(10,514)	$6,610,919	$(277,702)

The total unrealized loss represents 4% of the aggregate fair value of the related securities. Approximately 96% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,857 individual securities with 76% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $31,578, with no security with an unrealized loss of greater than $200 having a market value below 81% of book value.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $0 and $900 of additional other than temporary impairments as of June 30, 2006 and 2005, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of June 30, 2006 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.

Liquidity and Capital Resources

Regulatory Requirements

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

Liquidity

Dividends paid by our subsidiaries were $102,000 and $530,094 for the six months ended June 30, 2006 and for the year ended December 31, 2005, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

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

We paid dividends of $0.08 per common share on March 7, 2006 to stockholders of record as of February 21, 2006 and $.10 per common share on June 13, 2006 to stockholders of record as of May 30, 2006. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

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

Our qualified pension plan was under-funded by $40,612 at December 31, 2005. We established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. During the first six months of 2006, we contributed $6,500, $3,744 and $546 to the qualified pension benefits plan, nonqualified pension benefits plan and the retirement health benefits plan, respectively. We expect to contribute $23,700 to the pension benefit plans and $1,500 to the retirement health benefit plan for the full year 2006.

Commercial Paper Program

The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our commercial paper program is rated AMB-2 by AM Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program.

On February 7, 2006 and May 8, 2006, the Company used $20,000 and $20,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on February 14, 2006 and May 15, 2006, respectively. There were no amounts relating to the commercial paper program outstanding at June 30, 2006. We did not use the revolving credit facility during the six months ended June 30, 2006 and no amounts are outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. We are in compliance with all covenants and we maintain all specified minimum ratios and thresholds.

Senior Notes

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

The table below shows our recent net cash flows:

	For The Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$170,113	$194,167
Investing activities	(166,711)	(407,698)
Financing activities	(195,470)	(92,781)

Net change in cash	$(192,068)	$(306,312)

Net cash provided by operating activities was $170,113 and $194,167 for the six months ended June 30, 2006 and 2005, respectively. The $24,054 decrease in operating cash flows in 2006 over the comparable period in 2005 is primarily attributable to settlements of 2005 hurricane losses, partially offset by an increase in the Assurant Specialty Property segment’s creditor placed homeowners.

Net cash used in investing activities was $166,711 and $407,698 for the six months ended June 30, 2006 and 2005, respectively. The $240,987 decrease in net cash used in investing activities in 2006 over the comparable period in 2005 is primarily attributable to a significant decrease in short term investments in 2006 due to the timing of trades at the end of 2005. Also contributing to the decrease were the change in collateral held under securities lending and the acquisition of SFIS.

Net cash used in financing activities was $195,470 and $92,781 for the six months ended June 30, 2006 and 2005, respectively. The $102,689 increase in net cash used in financing activities in 2006 over the comparable period in 2005 is primarily attributable to an increase in cash used to purchase treasury stock as well as a change in collateral held under securities lending.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2006	2005
Security	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$30,850	$30,590
Common Stock dividends	23,269	20,800

Total	$53,849	$51,390

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $33,839 and $28,216 of letters of credit outstanding as of June 30, 2006 and December 31, 2005, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our 2005 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2006.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of June 30, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

No material weaknesses were identified at June 30, 2006. During the quarter ending June 30, 2006, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, as part of ongoing, industry-wide investigations, we have received various subpoenas and requests from the SEC and the U.S. Attorney for the Southern District of New York seeking the production of various documents in connection with various investigations into certain loss mitigation products and the use of finite reinsurance. We are cooperating fully with these investigations and are complying with these requests.

Item 1A. Risk Factors.

Our 2005 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ending June 30, 2006.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value that may yet be used to Purchase Shares under the Programs (1)
January 1, 2006 – January 31, 2006	450,200	44.33	450,200	$375,784
February 1, 2006 – February 28, 2006	416,600	44.49	416,600	357,249
March 1, 2006 – March 31, 2006	550,000	46.38	550,000	331,378
April 1, 2006 – April 30, 2006	475,000	48.86	475,000	308,533
May 1, 2006 – May 31, 2006	475,000	49.90	475,000	284,832
June 1, 2006 – June 30, 2006	1,190,000	47.67	1,190,000	228,109

Total	3,556,800	$47.13	3,556,800

1.	Shares purchased pursuant to the November 11, 2005 publicity announced repurchase progrann.

Item 4. Submission of Matters to Vote of Security Holders.

The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of the Shareholders of the Company, the successors to the class of directors whose term expires at such meeting are elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of election. At the Annual Meeting held on May 18, 2006, the four nominees listed under (a) below were elected as directors to hold office for terms ending in 2009 or until their respective successors shall have been elected or qualified. The following directors, constituting the members of the two classes of directors whose terms did not expire at such annual meeting, continued to serve as directors of the Company after such meeting: Michel Baise, Howard L. Carver, Allen R. Freedman, John Michael Palms, J. Kerry Clayton, Robert J. Blendon and Beth L. Bronner.

In addition, at such annual meeting, the Company’s shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

The number of votes cast for and against and abstentions as to each of these matters was as follows:

(a) Election of Directors:

Name of Director	Votes For	Votes Withheld
Charles John Koch	119,341,105	199,691
H. Carroll Mackin	114,947,043	4,593,753
Michele Coleman Mayes	119,057,485	483,311
Robert B. Pollock	117,692,455	1,848,341

(b) Ratification of Appointment of Independent Accountants:

Votes For	Votes Against	Abstentions
119,032,421	500,489	7,886

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANT, INC.

Date: August 9, 2006	By:	/s/ Robert B. Pollock
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ P. Bruce Camacho
	Name:	P. Bruce Camacho
	Title:	Executive Vice President and Chief Financial Officer