Form 10-Q/A
period 2006-03-31
ASSURANT INC
filed 2006-11-14
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

	Item Number	Page Number
	PART I
	FINANCIAL INFORMATION

Explanatory Note

1.	Financial Statements	2
	Assurant, Inc. and Subsidiaries Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005	2
	Assurant, Inc. and Subsidiaries Consolidated Statement of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	4
	Assurant, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity from December 31, 2005 through March 31, 2006 (unaudited)	5
	Assurant, Inc. and Subsidiaries Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	6
	Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements for the three months ended March 31, 2006 and 2005 (unaudited) (restated)	7

4.	Controls and Procedures	18

	PART II
	OTHER INFORMATION

6.	Exhibits	19

	Signatures	20

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of Assurant, Inc. (the “Company”) to reflect the restatement of the Company’s Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, as described in Footnote 2 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on May 10, 2006 are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of March 31, 2006 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to the Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

At March 31, 2006 and December 31, 2005

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

Consolidated Balance Sheets (unaudited)

At March 31, 2006 and December 31, 2005

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

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006-Restated	2005-Restated
	(in thousands)
Net cash (used in) provided by operating activities	$58,077	$(2,192)
Investing activities
Sales of:
Fixed maturities available for sale	430,354	346,272
Equity securities available for sale	154,782	22,826
Property and equipment	1,632	29
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	171,548	202,172
Purchases of:
Fixed maturities available for sale	(881,203)	(678,071)
Equity securities available for sale	(173,178)	(56,946)
Property and equipment	(12,920)	(13,618)
Change in commercial mortgage loans on real estate	(22,211)	12,509
Change in short term investments	149,632	(139,059)
Change in other invested assets	(9,188)	997
Change in policy loans	997	698
Change in collateral held under securities lending	67,464	(64,990)

Net cash provided by (used in) investing activities	(122,291)	(367,181)
Financing activities
Repayment of mandatorily redeemable preferred stock	(1,000)	—
Issuance of common stock	1,721	1,700
Excess tax benefits from stock-based payment arrangements	104	—
Purchase of treasury stock	(63,584)	(19,529)
Dividends paid	(10,409)	(9,795)
Change in obligation under securities lending	(67,464)	64,990
Commercial paper issued	19,982	39,959
Commercial paper repaid	(20,000)	(40,000)

Net cash (used in) provided by financing activities	(140,650)	37,325
Change in cash and cash equivalents	(204,864)	(332,048)
Cash and cash equivalents at beginning of period	855,569	807,082

Cash and cash equivalents at end of period	$650,705	$475,034

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

Restatement of Interim Consolidated Statements of Cash Flows (unaudited)

The Interim Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005 has been restated to reflect the following:

1.	Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to net cash provided by (used in) operating activities,” have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as available for sale.

2.	Changes in the acquisition of treasury shares to reflect the unsettled purchases previously classified within “adjustment to reconcile net income to net cash provided by (used in) operating activities,” have been reclassified to cash flows from financing activities.

As a result of the restatements to correct these errors, previously reported cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities, and cash flows provided by (used in) financing activities were increased or reduced for the three months ended March 31, 2006 and 2005 as follows:

	Three Months Ended March 31, 2006
	As Previously Reported	Impact of Restatement	As Restated
Net cash (used in) provided by operating activities	$(97,569)	$155,646	$58,077
Net cash provided by (used in) investing activities	30,081	(152,372)	(122,291)
Net cash (used in) financing activities	(137,376)	(3,274)	(140,650)

Change in cash and cash equivalents	(204,864)	—	(204,864)
Cash and cash equivalents at beginning of period	855,569	—	855,569

Cash and cash equivalents at end of period	$650,705	$—	$650,705

	Three Months Ended March 31, 2005
	As Previously Reported	Impact of Restatement	As Restated
Net cash provided by (used in) operating activities	$76,703	$(78,895)	$(2,192)
Net cash (used in) investing activities	(441,003)	73,822	(367,181)
Net cash provided by financing activities	32,252	5,073	37,325

Change in cash and cash equivalents	(332,048)	—	(332,048)
Cash and cash equivalents at beginning of period	807,082	—	807,082

Cash and cash equivalents at end of period	$475,034	$—	$475,034

The restatements had no impact on the total change in cash and cash equivalents within the Unaudited Interim Consolidated Statements of Cash Flows or on the Unaudited Interim Consolidated Statements of Operations or Unaudited Interim Consolidated Balance Sheet.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer had previously evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of March 31, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer had previously concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. In connection with this filing on Form 10-Q/A, the Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded they were effective as of March 31, 2006 as described above. In reaching this conclusion, management considered the impact of the restatement described in Note 2 to the financial statements included in this filing.

Internal Control over Financial Reporting

No material weaknesses were identified at March 31, 2006. During the quarter ending March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASSURANT, INC.

Date: November 14, 2006	By:	/s/ Robert B. Pollock
		Name:	Robert B. Pollock
		Title:	President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ P. Bruce Camacho
		Name:	P. Bruce Camacho
		Title:	Executive Vice President and Chief Financial Officer