Form 10-Q/A
period 2006-06-30
ASSURANT INC
filed 2006-11-14
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of Assurant, Inc. (the “Company”) to reflect the restatement of the Company’s Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, as described in Footnote 2 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on August 9, 2006 are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of June 30, 2006 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to the Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheet (unaudited)

At June 30, 2006 and December 31, 2005

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

Consolidated Balance Sheet (unaudited)

At June 30, 2006 and December 31, 2005

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

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006 Restated	2005 Restated
	(in thousands)
Net cash provided by operating activities	$311,557	$183,878

Investing activities
Sales of:
Fixed maturities available for sale	1,033,280	783,822
Equity securities available for sale	143,411	53,226
Property and equipment	1,359	88
Maturities, prepayments, and scheduled redemptions of:
Fixed maturities available for sale	331,667	417,509
Purchases of:
Fixed maturities available for sale	(1,820,858)	(1,455,190)
Equity securities available for sale	(168,640)	(113,992)
Property and equipment	(24,541)	(21,824)
Subsidiary, net of cash received(1)	47,514	—
Change in commercial mortgage loans on real estate	(39,618)	(51,760)
Change in short term investments	188,937	42,675
Change in other invested assets	(11,468)	(11,630)
Change in policy loans	1,944	866
Change in collateral held under securities lending	4,723	(46,611)

Net cash (used in) investing activities	(312,290)	(402,821)

Financing activities
Repayment of mandatorily redeemable preferred stock	(1,000)	—
Issuance of common stock	516	2,145
Excess tax benefits from stock-based payment arrangements	675	—
Acquisition of treasury stock	(163,496)	(115,284)
Dividends paid	(23,269)	(20,800)
Change in obligation under securities lending	(4,723)	46,611
Commercial paper issued	39,962	39,959
Commercial paper repaid	(40,000)	(40,000)

Net cash (used in) financing activities	(191,335)	(87,369)

Change in cash and cash equivalents	(192,068)	(306,312)
Cash and cash equivalents at beginning of period	855,569	807,082

Cash and cash equivalents at end of period	$663,501	$500,770

(1)	This relates to the acquisition of Safeco Financial Institution Solutions, Inc. acquired on May 1, 2006.

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

Restatement of Interim Consolidated Statements of Cash Flows (unaudited)

The Interim Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005 has been restated to reflect the following:

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

As a result of the restatements to correct these errors, previously reported cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities, and cash flows provided by (used in) financing activities were increased or reduced for the six months ended June 30, 2006 and 2005 as follows:

	Six Months Ended June 30, 2006
	As Previously Reported	Impact of Restatement	As Restated
Net cash provided by operating activities	$170,113	$141,444	$311,557
Net cash (used in) investing activities	(166,711)	(145,579)	(312,290)
Net cash (used in) financing activities	(195,470)	4,135	(191,335)

Change in cash and cash equivalents	(192,068)	—	(192,068)
Cash and cash equivalents at beginning of period	855,569	—	855,569

Cash and cash equivalents at end of period	$663,501	$—	$663,501

	Six Months Ended June 30, 2005
	As Previously Reported	Impact of Restatement	As Restated
Net cash provided by operating activities	$194,167	$(10,289)	$183,878
Net cash (used in) investing activities	(407,698)	4,877	(402,821)
Net cash (used in) financing activities	(92,781)	5,412	(87,369)

Change in cash and cash equivalents	(306,312)	—	(306,312)
Cash and cash equivalents at beginning of period	807,082	—	807,082

Cash and cash equivalents at end of period	$500,770	$—	$500,770

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer had previously evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of June 30, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer had previously concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. In connection with this filing on Form 10-Q/A, the Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded they were effective as of June 30, 2006 as described above. In reaching this conclusion, management considered the impact of the restatement described in Note 2 to the financial statements included in this filing.

Internal Control over Financial Reporting

No material weaknesses were identified at June 30, 2006. During the quarter ending June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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