Form 10-Q
period 2006-09-30
ASSURANT INC
filed 2006-11-14
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding at November 1, 2006 was 123,397,749.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Item Number		Page Number
	PART I
	FINANCIAL INFORMATION

1.	Financial Statements	2
	Assurant, Inc. and Subsidiaries Consolidated Balance Sheet at September 30, 2006 (unaudited) and December 31, 2005	2
	Assurant, Inc. and Subsidiaries Consolidated Statement of Operations (unaudited) for the three and nine months ended September 30, 2006 and 2005	4
	Assurant, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity from December 31, 2005 through September 30, 2006 (unaudited)	5
	Assurant, Inc. and Subsidiaries Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	6
	Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements for the nine months ended September 30, 2006 and 2005 (unaudited)	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosures About Market Risk	42

4.	Controls and Procedures	42

	PART II OTHER INFORMATION

1.	Legal Proceedings	43

1A.	Risk Factors	43

2.	Unregistered Sale of Equity Securities and Use of Proceeds	43

6.	Exhibits	44

	Signatures	45

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheet (unaudited)

At September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $9,052,788 in 2006 and $8,668,595 in 2005)	$9,232,537	$8,961,778
Equity securities available for sale, at fair value (cost - $758,536 in 2006 and $694,977 in 2005)	760,166	693,101
Commercial mortgage loans on real estate, at amortized cost	1,261,254	1,212,006
Policy loans	58,561	61,043
Short-term investments	271,155	427,474
Collateral held under securities lending	662,607	610,662
Other investments	535,089	549,759

Total investments	12,781,369	12,515,823
Cash and cash equivalents	647,137	855,569
Premiums and accounts receivable, net	534,387	454,789
Reinsurance recoverables	3,979,129	4,447,810
Accrued investment income	144,947	128,150
Tax receivable	1,952	3,868
Deferred acquisition costs	2,272,035	2,022,308
Property and equipment, at cost less accumulated depreciation	271,696	267,720
Goodwill	805,186	804,864
Value of businesses acquired	138,864	151,512
Other assets	234,063	240,605
Assets held in separate accounts	3,212,685	3,472,435

Total assets	$25,023,450	$25,365,453

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheet (unaudited)

At September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,767,016	$6,664,854
Unearned premiums	4,215,615	3,851,614
Claims and benefits payable	3,482,724	3,875,223
Commissions payable	302,812	301,209
Reinsurance balances payable	121,844	129,547
Funds held under reinsurance	51,153	78,578
Deferred gain on disposal of businesses	258,929	287,212
Obligation under securities lending	662,607	610,662
Accounts payable and other liabilities	1,130,366	1,351,196
Deferred income taxes, net	63,345	47,514
Debt	971,753	971,690
Mandatorily redeemable preferred stock	23,160	24,160
Liabilities related to separate accounts	3,212,685	3,472,435

Total liabilities	$21,264,009	$21,665,894

Commitments and contingencies (note 10)

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 142,941,933 and 142,563,829 shares issued, 124,302,731 and 130,591,834 shares outstanding at September 30, 2006 and December 31, 2005, respectively	$1,429	$1,426
Additional paid-in capital	2,892,394	2,880,329
Retained earnings	1,435,984	1,006,910
Unamortized restricted stock compensation (127,601 shares at December 31, 2005)	—	(2,829)
Accumulated other comprehensive income	158,150	219,499
Treasury stock, at cost; 18,482,194 and 11,844,394 shares at September 30, 2006 and December 31, 2005, respectively	(728,516)	(405,776)

Total stockholders’ equity	3,759,441	3,699,559

Total liabilities and stockholders’ equity	$25,023,450	$25,365,453

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,717,640	$1,621,186	$5,075,615	$4,876,319
Net investment income	180,672	175,175	553,672	516,393
Net realized (losses) gains on investments	(2,675)	11,965	(4,855)	16,536
Amortization of deferred gain on disposal of businesses	9,428	11,706	28,283	35,353
Fees and other income	79,014	59,409	210,236	171,497

Total revenues	1,984,079	1,879,441	5,862,951	5,616,098
Benefits, losses and expenses
Policyholder benefits	888,317	970,596	2,652,200	2,838,131
Amortization of deferred acquisition costs and value of businesses acquired	298,372	235,775	868,536	678,316
Underwriting, general and administrative expenses	551,042	516,381	1,590,718	1,547,512
Interest expense	15,307	15,315	45,937	45,943

Total benefits, losses and expenses	1,753,038	1,738,067	5,157,391	5,109,902
Income before income taxes and cumulative effect of change in accounting principle	231,041	141,374	705,560	506,196
Income taxes	79,738	41,087	242,196	163,887

Net income before cumulative effect of change in accounting principle	151,303	100,287	463,364	342,309
Cumulative effect of change in accounting principle	—	—	1,547	—

Net Income	$151,303	$100,287	$464,911	$342,309

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.20	$0.74	$3.62	$2.49
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.20	$0.74	$3.63	$2.49

Diluted
Net income before cumulative effect of change in accounting principle	$1.18	$0.74	$3.57	$2.47
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.18	$0.74	$3.58	$2.47

Dividends per share	$0.10	$0.08	$0.28	$0.23

Share Data:
Weighted average shares outstanding used in per share calculations	125,793,731	134,706,785	128,078,026	137,362,736
Plus: Dilutive securities	1,972,318	1,470,713	1,799,587	1,349,894

Weighted average shares used in diluted per share calculations	127,766,049	136,177,498	129,877,613	138,712,630

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2005 through September 30, 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
	(in thousands except number of shares)
Balance, December 31, 2005	$1,426	$2,880,329	$1,006,910	$(2,829)	$219,499	$(405,776)	$3,699,559	142,563,829
Stock plan exercises	3	283	—	2,829	—	—	3,115	378,104
Stock plan compensation expense	—	10,905	—	—	—	—	10,905	—
Tax benefit of exercise of stock options	—	877	—	—	—	—	877
Dividends	—	—	(35,837)	—	—	—	(35,837)	—
Acquisition of treasury shares	—	—	—	—	—	(322,740)	(322,740)	—
Comprehensive income:
Net income	—	—	464,911	—	—	—	464,911	—
Other comprehensive loss:
Net change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	(72,992)	—	(72,992)	—
Foreign currency translation, net of taxes	—	—	—	—	11,643	—	11,643	—

Total other comprehensive loss							(61,349)	—

Total comprehensive income:							403,562	—

Balance, September 30, 2006	$1,429	$2,892,394	$1,435,984	$—	$158,150	$(728,516)	$3,759,441	142,941,933

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$609,641	$617,019

Investing activities
Sales of:
Fixed maturities available for sale	1,355,305	1,087,753
Equity securities available for sale	199,382	69,946
Property and equipment	1,391	296
Maturities, prepayments, and scheduled redemptions of:
Fixed maturities available for sale	455,955	608,992
Purchases of:
Fixed maturities available for sale	(2,366,848)	(1,911,139)
Equity securities available for sale	(227,730)	(144,866)
Property and equipment	(34,025)	(36,317)
Subsidiary, net of cash received (1)	47,514	—
Change in commercial mortgage loans on real estate	(48,260)	(82,987)
Change in short term investments	156,837	(88,066)
Change in other invested assets	(18,242)	(3,999)
Change in policy loans	2,532	1,286
Change in collateral held under securities lending	(51,945)	1,020

Net cash (used in) investing activities	(528,134)	(498,081)

Financing activities
Repayment of mandatorily redeemable preferred stock	(1,000)	—
Issuance of common stock	3,115	4,732
Excess tax benefits from stock-based payment arrangements	877	—
Acquisition of treasury stock	(318,465)	(255,334)
Dividends paid	(35,837)	(31,576)
Change in obligation under securities lending	51,945	(1,020)
Commercial paper issued	59,941	94,885
Commercial paper repaid	(60,000)	(95,000)

Net cash (used in) financing activities	(299,424)	(283,313)

Effect of exchange rate changes on cash and cash equivalents	9,485	(1,439)

Change in cash and cash equivalents	(208,432)	(165,814)
Cash and cash equivalents at beginning of period	855,569	807,082

Cash and cash equivalents at end of period	$647,137	$641,268

(1)	This relates to the acquisition of Safeco Financial Institution Solutions, Inc. acquired on May 1, 2006.

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Nine Months Ended September 30, 2006 and 2005

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The Company is currently evaluating the requirements of FIN 48 and the potential impact on the Company’s financial statements.

On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

On September 29, 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement plans on their balance sheet with an offsetting adjustment to accumulated other comprehensive income. FAS 158 requires companies to make additional disclosures, but does not change how pension and postretirement benefits are accounted for and reported in the statement of operations. FAS 158 provides for two alternatives for transition for companies where the measurement date of plan assets and obligations is not the same as the fiscal year-end date. The Company’s measurement date and fiscal year-end date are the same, therefore the adoption of one of these alternatives is not applicable. For public companies, FAS 158’s requirement to record the funded status on the balance sheet and to make additional disclosures is effective in fiscal years ending after December 15, 2006 and, therefore, the Company is required to adopt FAS 158 as of December 31, 2006. The Company is still in the process of assessing the impact of recognizing the funded status of its defined benefit pension and post-retirement medical plans, but currently anticipates recording a net after-tax reduction to “accumulated other comprehensive income” within stockholders’ equity as of December 31, 2006 in the range of approximately $80,000 to $100,000. This range anticipates that the funded status assumptions at December 31, 2006 will be relatively consistent with assumptions made at September 30, 2006. However, should there be a significant change to the discount rate or value of assets in the plans, the impact to accumulated other comprehensive income could change.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s financial statements.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

4. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,537, which represents the principal amount less the discount. The discount will be amortized over the life of the notes.

The interest expense incurred related to the senior notes was $15,047 for the three months ended September 30, 2006 and 2005, respectively, and $45,141 for the nine months ended September 30, 2006 and 2005, respectively. The Company made interest payments of $30,094 on February 15, 2006 and August 15, 2006.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. On February 7, 2006, May 8, 2006 and August 24, 2006 the Company used $20,000, $20,000 and $20,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on February 14, 2006, May 15, 2006 and August 31, 2006, respectively. There were no amounts relating to the commercial paper program outstanding at September 30, 2006. The Company did not use the revolving credit facility during the nine months ended September 30, 2006 and no amounts are currently outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

5. Stock Based Compensation

Stock Based Incentive Plan

Prior to January 1, 2006, the Company accounted for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which required compensation expense for compensatory plans to be recognized based on the intrinsic value of the award. Effective January 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation costs are recognized based on the grant date fair value, in accordance with FAS 123R, for new awards granted after January 1, 2006 as well as any unvested portion of awards granted prior to January 1, 2006. For the nine months ended September 30, 2006, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

FAS 123R requires that a one time cumulative adjustment be made at the adoption date to record an estimate of future forfeitures on outstanding awards. This adjustment is the amount of compensation cost recorded prior to the adoption of FAS 123R related to outstanding awards that are not expected to vest, based on an estimate of forfeitures as of the FAS 123R adoption date. The cumulative adjustment, net of taxes, had a positive impact of $1,547 on the consolidated results of operations of the Company for the nine months ended September 30, 2006.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

Director’s Compensation Plan

The Company’s Director’s Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to Non-Employee Directors. Under this Plan, each Non-Employee Director shall receive annual compensation in the form of both common stock and Stock Appreciation Rights (“SARs”) equal to $60 each. Awards to a Non-Employee Director vest immediately and must be held for 5 years subsequent to the date of grant or settlement, or one year post-resignation. The compensation expense recorded related to shares issued under the Director’s Plan was zero and $60 for the three months ended September 30, 2006 and 2005, respectively, and $565 and $505 for the nine months ended September 30, 2006 and 2005, respectively.

Long-Term Incentive Plan (“LTIP’)

The 2004 Long-Term Incentive Plan authorizes the granting of up to 10,000,000 shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (“ALTIP”), Business Value Rights (“BVR”) Program and CEO Equity Grants Program.

Under the ALTIP, the Company is authorized to grant Restricted Stock and SARs, subject to approval by the Compensation Committee, which is made up of members of the Board of Directors. Restricted Stock grants under the ALTIP are made annually and vest pro ratably over a three year period. Unearned compensation, representing the market value of the shares at the date of issuance, is charged to earnings over the vesting period. SARs grants under the ALTIP are also made annually and vest as of December 31 of the second calendar year following the calendar year in which the right was granted and have a five year contractual life. SARs not exercised prior to the end of the contractual life are automatically exercised on that date.

Under the BVR Program the Company grants SARs, subject to the approval of the Compensation Committee or their designee. SARs grants under this plan are made annually and have a three year cliff vesting period and a three year contractual life, at the end of which the rights are automatically exercised.

The Company’s CEO is authorized by the Board of Directors to grant Common Stock and Restricted Stock to employees other than the Executive Officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934) limited to 100,000 shares per year. Restricted stock grants under this program have variable vesting schedules.

All shares awarded under the LTIP vest and are exercised net of taxes at the option of the participants.

Restricted Stock

A summary of the Company’s outstanding Restricted Stock as of September 30, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2005	127,601	$32.86
Grants	97,027	49.36
Vests	(50,912)	31.26
Forfeitures	(16,708)	31.33

Shares outstanding at September 30, 2006	157,008	$43.73

The compensation expense recorded related to Restricted Stock was $903 and $909 for the three months ended September 30, 2006 and 2005, respectively, and $2,423 and $1,068 for the nine months ended September 30, 2006 and 2005, respectively. The related total income tax benefit recognized was $316 and zero for the three months ended September 30, 2006 and 2005, respectively, and $847 and zero for the nine months ended September 30, 2006 and 2005, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

As of September 30, 2006, there was $4,422 of unrecognized compensation cost related to outstanding Restricted Stock. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $127 and $406, respectively, and $2,358 and $986 for the nine months ended September 30, 2006 and 2005, respectively.

Stock Appreciation Rights

On April 7, 2005, the Company approved an amendment to the Long-Term Incentive Plan. The amendment, which was effective June 30, 2005, amended SARs from rights that paid appreciation to participants in the form of cash to rights that pay appreciation to participants in the form of Company stock.

A summary of the Company’s SARs as of September 30, 2006, is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SARs outstanding, December 31, 2005	5,981,397	$27.40
Grants	1,400,377	49.25
Exercises	(450,359)	25.10
Forfeitures and adjustments	(262,002)	34.00

SARs outstanding, September 30, 2006	6,669,413	$31.88	4.8	$143,594

SARs exercisable at September 30, 2006	3,057,136	$24.91	5.1	$87,140

The fair value of each SARs outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the nine months ended September 30, 2005 were based on the median historical stock price volatility of a peer group of insurance companies. Expected volatilities for awards issued during the nine months ended September 30, 2006 were based on the median historical stock price volatility of a peer group of insurance companies and implied volatilities from traded options on the Company’s stock. The expected term for rights granted under the previous plan that were converted on June 30, 2005 was assumed to be the optimal term from the employee’s perspective under the Black-Scholes Model. The expected term for grants made subsequent to the June 30, 2005 conversion was assumed to equal the average of the vesting period of the right and the full contractual term of the right. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the nine months ended September 30,
	2006	2005
Expected Volatility	20.25 - 22.85%	26.61 - 27.19%
Risk Free Interest Rates	4.77 - 4.89%	3.69 - 4.12%
Dividend Yield	0.65%	0.84 - 0.89%
Expected Life	3.00 - 3.88	3.69 - 3.75

There were zero and 1,400,377 SARs granted during the three and nine month periods ended September 30, 2006, respectively. The compensation expense recorded related to SARs was $3,252 and $9,930 for the three and nine months ended September 30, 2006, respectively, and the related income tax benefit recognized was $1,138 and $3,444 for the three and nine months ended September 30, 2006, respectively. Total compensation expense includes expense for SARs granted to the Board of Directors, which vest immediately.

The total intrinsic value of SARs options exercised during the nine months ended September 30, 2006 was $10,144. As of September 30, 2006, there was approximately $20,730 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

Executive 401K Plan

During the first nine months of 2005, the Company purchased 12,900 treasury shares for $438 via a Rabbi Trust which was allocated to the Assurant Stock fund. Effective September 2005, the Assurant Stock Fund was dissolved and the Company’s stock will no longer be offered to participants of the Executive 401K Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 shares to employees who are participants in the Plan. The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their after-tax compensation in each offering period toward the purchase of Company shares. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of Company’s stock on the first or last day of the offering period. Prior to January 1, 2006, participants’ contribution was limited to a maximum of $6 per offering period. The ESPP was amended in November 2005 to increase the maximum contribution to $7.5 per offering period, or $15 per year.

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

In July 2006, the Company issued 78,575 shares to employees at a price of $39.66 for the offering period of January 1 through June 30, 2006, relating to the ESPP. In July 2005, the Company issued 77,017 shares at a price of $27.63 for the offering period of January 1 through June 30, 2005, relating to the ESPP.

The compensation expense recorded related to the ESPP was $360 and $934 for the three and nine months ended September 30, 2006, respectively. Prior to the adoption of FAS 123R, the Company accounted for ESPP in accordance with APB 25 as a non-compensatory plan, and accordingly did not record any compensation expense.

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

	For awards issued during the Nine months ended September 30,
	2006	2005
Expected Volatility	21.06 - 21.09%	15.9 - 16.63%
Risk Free Interest Rates	3.35 - 4.35%	1.63 - 2.61%
Dividend Yield	0.72 - 0.88%	0.91 - 1.06%
Expected Life	0.5	0.5

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

Pro-Forma Disclosure

The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for SARs and the ESPP Plan under the fair value method of FAS 123 for the three and nine months ended September 30, 2005. This disclosure is not equivalent to the impact of FAS 123R.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income as reported	$100,287	$342,309
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,087	24,666
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,455)	(35,680)

Pro forma net income	$88,919	$331,295

Earnings per share as reported:
Basic	$0.74	$2.49
Diluted	$0.74	$2.47

Pro forma earnings per share:
Basic	$0.66	$2.41
Diluted	$0.65	$2.39

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

6. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2006	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
January	450,200	44.33	450,200
February	416,600	44.49	416,600
March	550,000	46.38	550,000
April	475,000	48.86	475,000
May	475,000	49.90	475,000
June	1,190,000	47.67	1,190,000
July	1,040,000	48.21	1,040,000
August	1,101,000	50.14	1,101,000
September	940,000	52.95	940,000

Total	6,637,800	$48.62	6,637,800

For the nine months ended September 30, 2006, the Company repurchased 6,637,800 shares of the Company’s outstanding common stock at a cost of $322,740 and has $73,000 remaining to purchase shares pursuant to the November 11, 2005 publicly announced repurchase program.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

7. Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands except number of shares and per share amounts)
Numerator
Net income before cumulative effect of change in accounting principle	151,303	100,287	463,364	342,309
Cumulative effect of change in accounting principle (Note 5)	—	—	1,547	—

Net income	151,303	100,287	464,911	342,309

Denominator
Weighted average shares outstanding used in basic per share calculations	125,793,731	134,706,785	128,078,026	137,362,736

Incremental common shares from assumed:
SARs	1,916,658	1,386,571	1,753,194	1,280,704
Restricted stock	54,367	38,976	45,100	24,024
ESPP	1,293	45,166	1,293	45,166

Weighted average shares used in diluted per share calculations	127,766,049	136,177,498	129,877,613	138,712,630

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.20	$0.74	$3.62	$2.49
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.20	$0.74	$3.63	$2.49

Diluted
Net income before cumulative effect of change in accounting principle	$1.18	$0.74	$3.57	$2.47
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.18	$0.74	$3.58	$2.47

Restricted shares totaling zero and 3,640 for the three months ended September 30, 2006 and 2005, respectively, and 93,709 and 79,482 for the nine months ended September 30, 2006 and 2005, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. SARs totaling zero and 146,155 for the three months ended September 30, 2006 and 2005, respectively and 1,414,422 and 146,155 for the nine months ended September 30, 2006 and 2005, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

8. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2006	2005	2006	2005	2006	2005
Service cost	$4,992	$4,620	$473	$414	$697	$661
Interest cost	5,551	5,072	1,323	1,266	746	783
Expected return on plan assets	(7,191)	(6,853)	—	—	(288)	(328)
Amortization of prior service cost	758	764	160	175	337	327
Amortization of net loss	1,957	1,830	893	1,076	—	—

Net periodic benefit cost	$6,067	$5,433	$2,849	$2,931	$1,492	$1,443

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005	2006	2005
Service cost	$14,853	$13,680	$1,388	$1,395	$2,095	$1,856
Interest cost	16,285	15,188	3,939	3,769	2,342	2,342
Expected return on plan assets	(21,351)	(19,407)	—	—	(846)	(741)
Amortization of prior service cost	2,297	2,292	500	525	995	981
Amortization of net loss	6,028	5,235	2,722	2,896	—	—
One Time Settlement Charge under FAS 88	—	—	609	—	—	—

Net periodic benefit cost	$18,112	$16,988	$9,158	$8,585	$4,586	$4,438

(1)	The Company’s nonqualified plans are unfunded

During the first nine months of 2006, the Company contributed $13,000, $4,794 and $740 to the qualified pension benefits plan, nonqualified pension benefits plan and the retirement health benefits plan, respectively. The Company expects to contribute $19,500 to its pension benefit plans and $1,500 to its retirement health benefit plan for the full year 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

9. Segment Information

On April 1, 2006, the Company separated Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the PreNeed segment under the new Assurant Solutions segment. The segment income statement for the three and nine months ended September 30, 2005 and the segment assets for the year ended December 31, 2005 have been recast to reflect the new segment reporting structure.

In connection with the segment changes described above, the Company transferred the run-off Asbestos business previously in the Assurant Solutions segment to the Corporate & Other segment. The transfer of this business is consistent with the Company’s policy of managing run-off business in the Corporate & Other segment.

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides credit insurance, including life, disability and unemployment, debt protection administration services, warranties and extended service contracts, life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Assurant Specialty Property provides creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$591,237	$313,644	$521,527	$291,232	$—	$1,717,640
Net investment income	96,625	19,584	17,689	39,893	6,881	180,672
Net realized (losses) on investments	—	—	—	—	(2,675)	(2,675)
Amortization of deferred gain on disposal of businesses	—	—	—	—	9,428	9,428
Fees and other income	47,262	13,329	11,035	6,685	703	79,014

Total revenues	735,124	346,557	550,251	337,810	14,337	1,984,079
Benefits, losses and expenses
Policyholder benefits	250,886	115,379	325,325	196,727	—	888,317
Amortization of deferred acquisition costs and						—
value of business acquired	228,656	57,670	5,683	6,363	—	298,372
Underwriting, general and administrative expenses	195,628	90,870	149,503	97,363	17,678	551,042
Interest expense	—	—	—	—	15,307	15,307

Total benefits, losses and expenses	675,170	263,919	480,511	300,453	32,985	1,753,038
Segment income (loss) before income tax	59,954	82,638	69,740	37,357	(18,648)	231,041
Income taxes	18,247	29,193	24,893	12,957	(5,552)	79,738

Segment income (loss) after tax	$41,707	$53,445	$44,847	$24,400	$(13,096)

Net Income						$151,303

	Three Months Ended September 30, 2005
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$556,084	$219,374	$538,800	$306,928	$—	$1,621,186
Net investment income	92,070	16,648	17,707	41,878	6,872	175,175
Net realized gains on investments	—	—	—	—	11,965	11,965
Amortization of deferred gain on disposal of businesses	—	—	—	—	11,706	11,706
Fees and other income	32,063	9,850	10,420	6,976	100	59,409

Total revenues	680,217	245,872	566,927	355,782	30,643	1,879,441
Benefits, losses and expenses
Policyholder benefits	271,357	96,707	336,362	212,022	54,148	970,596
Amortization of deferred acquisition costs and value of business acquired	169,601	52,520	8,124	5,530	—	235,775
Underwriting, general and administrative expenses	191,346	48,318	153,001	102,873	20,843	516,381
Interest expense	—	—	—	—	15,315	15,315

Total benefits, losses and expenses	632,304	197,545	497,487	320,425	90,306	1,738,067
Segment income (loss) before income tax	47,913	48,327	69,440	35,357	(59,663)	141,374
Income taxes	15,974	16,642	23,722	12,511	(27,762)	41,087

Segment income (loss) after tax	$31,939	$31,685	$45,718	$22,846	$(31,901)

Net Income						$100,287

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,753,807	$857,365	$1,564,519	$899,924	$—	$5,075,615
Net investment income	292,658	54,297	58,800	119,476	28,441	553,672
Net realized (losses) on investments	—	—	—	—	(4,855)	(4,855)
Amortization of deferred gain on disposal of businesses	—	—	—	—	28,283	28,283
Fees and other income	120,957	36,374	31,011	21,064	830	210,236

Total revenues	2,167,422	948,036	1,654,330	1,040,464	52,699	5,862,951
Benefits, losses and expenses
Policyholder benefits	746,474	296,312	972,048	637,361	5	2,652,200
Amortization of deferred acquisition costs and value of business acquired	659,034	171,707	19,156	18,639	—	868,536
Underwriting, general and administrative expenses	584,557	208,291	461,761	286,028	50,081	1,590,718
Interest expense	—	—	—	—	45,937	45,937

Total benefits, losses and expenses	1,990,065	676,310	1,452,965	942,028	96,023	5,157,391
Segment income (loss) before income tax	177,357	271,726	201,365	98,436	(43,324)	705,560
Income taxes	58,755	94,561	70,406	34,261	(15,787)	242,196

Segment income (loss) after tax	$118,602	$177,165	$130,959	$64,175	$(27,537)	$463,364

Cumulative effect of change in accounting principle						1,547

Net income						$464,911

Segment Assets:	As of September 30, 2006
Segments assets, excluding goodwill	$10,744,801	$2,202,959	$1,440,913	$2,906,709	$6,922,882	$24,218,264

Goodwill						805,186

Total Assets						$25,023,450

	Nine Months Ended September 30, 2005
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,646,265	$628,164	$1,632,620	$969,270	$—	$4,876,319
Net investment income	278,373	46,472	52,582	118,135	20,831	516,393
Net realized gains on investments	—	—	—	—	16,536	16,536
Amortization of deferred gain on disposal of businesses	—	—	—	—	35,353	35,353
Fees and other income	91,726	28,211	31,021	20,158	381	171,497

Total revenues	2,016,364	702,847	1,716,223	1,107,563	73,101	5,616,098
Benefits, losses and expenses
Policyholder benefits	800,315	239,745	1,014,831	721,297	61,943	2,838,131
Amortization of deferred acquisition costs and value of business acquired	492,757	145,508	24,631	15,420	—	678,316
Underwriting, general and administrative expenses	578,489	158,680	456,642	295,027	58,674	1,547,512
Interest expense	—	—	—	—	45,943	45,943

Total benefits, losses and expenses	1,871,561	543,933	1,496,104	1,031,744	166,560	5,109,902
Segment income (loss) before income tax	144,803	158,914	220,119	75,819	(93,459)	506,196
Income taxes	47,038	54,724	75,361	26,782	(40,018)	163,887

Segment income (loss) after tax	$97,765	$104,190	$144,758	$49,037	$(53,441)

Net Income						$342,309

Segment Assets:			As of December 31, 2005
Segments assets, excluding goodwill	$10,457,115	$2,262,901	$1,452,878	$2,898,472	$7,489,223	$24,560,589

Goodwill						804,864

Total Assets						$25,365,453

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

10. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $34,694 of letters of credit outstanding as of September 30, 2006.

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

The Company was notified on August 26, 2004 that a former employee was being investigated by the criminal division of the Internal Revenue Service (“IRS”) for responses he made to questions he was asked by the IRS relating to an approximately $18,000 tax reserve taken by the Company in 1999. Counsel for the former employee was notified by the IRS that the matter was closed in February 2006 with no action taken.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

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

11. Subsequent Events

On November 10, 2006, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to an additional $600,000 of its outstanding common stock. The repurchase program may utilize open market and/or private transactions to facilitate the repurchase. The amount and timing of the repurchase will depend upon market conditions. The new repurchase program will commence once the Company completes its current $400,000 repurchase program authorized in November 2005.

On November 10, 2006, the Company announced that the Board of Directors declared a quarterly dividend of $0.10 per common share. The dividend will be payable on December 11, 2006 to stockholders of record as of November 27, 2006.

On October 19, 2006 the Company announced that it had completed the sale of its equity interest in Private Healthcare Systems, Inc. (“PHCS”) to New York based MultiPlan, Inc. (“MultiPlan”). As disclosed in the Company’s 2005 10-K, PHCS is accounted for under the equity method. MultiPlan, a healthcare financial risk manager, acquired PHCS from Assurant and the other majority shareholders in PHCS. Assurant’s net proceeds from this transaction were approximately $146,000. The company also expects to record a pre-tax investment gain of approximately $98,000 in the fourth quarter in its Corporate and Other segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of September 30, 2006, compared with December 31, 2005, and our results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (“SEC”) and the September 30, 2006 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in our 2005 Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

Company Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. On April 1, 2006, the Company separated the Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the PreNeed segment under the new Assurant Solutions segment. The four business segments — Assurant Solutions; Assurant Specialty Property; Assurant Health; and Assurant Employee Benefits — have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit insurance including life, disability and unemployment; warranties and extended services contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance.

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

Critical Accounting Policies and Estimates

Our 2005 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2005 Annual Report on Form 10-K were consistently applied to the consolidated interim financial statements for the nine months ended September 30, 2006.

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

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$1,717,640	$1,621,186	$5,075,615	$4,876,319
Net investment income	180,672	175,175	553,672	516,393
Net realized (losses) gains on investments	(2,675)	11,965	(4,855)	16,536
Amortization of deferred gain on disposal of businesses	9,428	11,706	28,283	35,353
Fees and other income	79,014	59,409	210,236	171,497

Total revenues	1,984,079	1,879,441	5,862,951	5,616,098

Benefits, losses and expenses:
Policyholder benefits	(888,317)	(970,596)	(2,652,200)	(2,838,131)
Selling, underwriting and general expenses (1)	(849,414)	(752,156)	(2,459,254)	(2,225,828)
Interest expense	(15,307)	(15,315)	(45,937)	(45,943)

Total benefits, losses and expenses	(1,753,038)	(1,738,067)	(5,157,391)	(5,109,902)

Income before income tax and cumulative effect of change in accounting principle	231,041	141,374	705,560	506,196
Income taxes	(79,738)	(41,087)	(242,196)	(163,887)

Net Income before cumulative effect of change in accounting principle	151,303	100,287	463,364	342,309

Cumulative effect of change in accounting principle	—	—	1, 547	—

Net Income	$151,303	$100,287	$464,911	$342,309

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Income

Net income increased by $51,016, or 51%, to $151,303 for the three months ended September 30, 2006 from $100,287 for the three months ended September 30, 2005. The increase was primarily driven by an increase in the Assurant Specialty Property segment’s net earned premiums from creditor placed homeowners business and the lack of significant catastrophies during 2006. The Assurant Solutions segment also contributed to the increase due to additional investment income and fee income. The Corporate and Other segment’s loss improved as compared to the third quarter of 2005 which included a strengthening of reserve accruals on certain excess of loss reinsurance programs.

For The Nine Months Ended September 30, 2006 Compared to The Nine Months Ended September 30, 2005.

Net Income

Net income increased by $122,602, or 36%, to $464,911 for the nine months ended September 30, 2006 from $342,309 for the nine months ended September 30, 2005. The increase was primarily driven by an increase in the Assurant Specialty Property segment’s net earned premiums from the creditor placed homeowners business and the lack of significant catastrophies during 2006. We also benefited in the Assurant Solutions segment from additional investment income and growth in the extended service contract business and in our Assurant Employee Benefits segment due to favorable experience in all lines of business. The Corporate and Other segment loss improved as compared to the second and third quarters of 2005 which included strengthening of reserve accruals on certain excess of loss reinsurance programs and due to the adoption of FAS 123R which reduced our compensation expense related to stock appreciation rights (“SARS”). These increases were partially offset by a decline in the Assurant Health segment as a result of the competitive market place. The $1,547 cumulative effect of change in accounting principle reflects the difference between compensation expense that would have been recognized, using actual forfeitures, and the compensation expense that would have been recognized using expected forfeitures.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$591,237	$556,084	$1,753,807	$1,646,265
Net investment income	96,625	92,070	292,658	278,373
Fees and other income	47,262	32,063	120,957	91,726

Total revenues	735,124	680,217	2,167,422	2,016,364

Benefits, losses and expenses:
Policyholder benefits	(250,886)	(271,357)	(746,474)	(800,315)
Selling, underwriting and general expenses	(424,284)	(360,947)	(1,243,591)	(1,071,246)

Total benefits, losses and expenses	(675,170)	(632,304)	(1,990,065)	(1,871,561)

Segment income before income tax	59,954	47,913	177,357	144,803
Income taxes	(18,247)	(15,974)	(58,755)	(47,038)

Segment income after tax	$41,707	$31,939	$118,602	$97,765

Gross written premiums for selected product groupings: (1)
Domestic Credit	$184,120	$182,999	$535,536	$568,384
International Credit	$175,417	$166,413	$495,649	$486,609
Domestic Extended Service Contracts (2)	$299,215	$298,969	$875,570	$793,253
International Extended Service Contracts (2)	$91,407	$62,669	$228,993	$160,832
PreNeed (Face Sales)	$105,031	$141,786	$349,264	$419,313

(1)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.
(2)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Income

Segment net income increased by $9,768, or 31%, to $41,707 for the three months ended September 30, 2006 from $31,939 for the three months ended September 30, 2005. The increase in segment net income was primarily due to higher fee income primarily resulting from continued growth in the extended service contract business, including $5,041 (after tax) of one-time fee income from a closed block of extended service contract business. Segment net income also increased as a result of higher investment income due to an increase in average invested assets.

Total Revenues

Total revenues increased by $54,907, or 8%, to $735,124 for the three months ended September 30, 2006 from $680,217 for the three months ended September 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $35,153, due to higher net earned premiums in our extended service contract and international businesses. These increases are partially offset by the decrease in net earned premiums in our PreNeed business due to the sale of the Independent-U.S. distribution channel. The increase in revenues was also driven by an increase in fee income of $15,199, or 47%, primarily due to growth in the extended service contract business, including $7,756 of one-time fee income recognized from a closed block of extended service contract business. We are anticipating a reduction in fee income in 2007 due to the loss of a large debt deferment client. This client will contribute approximately $18,000 of annual fee income in 2006. Net investment income increased by $4,555, or 5%, primarily due to an increase in average invested assets.

We experienced growth in all of our core product groupings with the exception of our PreNeed business. Gross written premiums in our domestic credit insurance business increased by $1,121. Gross written premiums from our international credit business increased $9,004 due to growth from our expanding countries. Gross written premiums in our domestic extended service contract business increased slightly by $246. Gross written premiums in our international extended service contract business increased by $28,738, mainly due to the continued growth from a client signed in late 2004.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $42,866, or 7%, to $675,170 for the three months ended September 30, 2006 from $632,304 for the three months ended September 30, 2005. This increase was primarily due to an increase in selling, underwriting and general expenses of $63,337. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $51,983 primarily due to the associated increase in revenues and additional commission expense attributable to the favorable loss experience. General expenses increased by $11,354 primarily due to expenses directly related to business growth. This increase was partially offset by a decrease in policyholder benefits of $20,471 primarily due to the sale and reinsurance of the PreNeed business offset by the increase in policyholder benefits from our extended service contract business both domestically and abroad.

For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Net Income

Segment net income increased by $20,837, or 21%, to $118,602 for the nine months ended September 30, 2006 from $97,765 for the nine months ended September 30, 2005. The increase in segment net income was primarily due to higher fee income resulting from continued growth in the extended service contract business, including $5,392 (after tax) of one-time fee income from a closed block of extended service contract business in the third quarter of 2006. Segment net income also increased as a result of higher investment income due to an increase in average invested assets. This was partially offset by $4,487 (after-tax) of lower investment income from real estate partnerships.

Total Revenues

Total revenues increased by $151,058, or 7%, to $2,167,422 for the nine months ended September 30, 2006 from $2,016,364 for the nine months ended September 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $107,542. The increase is primarily attributable to higher net earned premiums in our extended service contract products and from our international businesses. These increases are partially offset by the decrease in net earned premiums in our PreNeed business due to the sale of the Independent-U.S. distribution channel as well as decreases in other run-off businesses. The increase in revenues was also driven by an increase in fee income of $29,231. The increase in fee income is primarily driven by growth from extended service contracts, including $7,756 of one-time fee income from a closed block of extended service contract business. We are anticipating a reduction in fee income in 2007 due to the loss of a large debt deferment client. This client will contribute approximately $18,000 of annual fee income in 2006. Net investment income increased by $14,285 due primarily to an increase in the average portfolio yield and average invested assets.

We experienced growth in most of our core product groupings, with the exception of our domestic credit insurance business and our PreNeed business. Gross written premiums in our domestic credit insurance business decreased by $32,848 due to the continued decline of this product line. Gross written premiums from our international credit business increased by $9,040 due to growth from our expansion countries. Gross written premiums in our domestic extended service contract business increased by $82,317 due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $68,161, mainly due to the continued growth of a client signed in late 2004.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $118,504 or 6%, to $1,990,065 for the nine months ended September 30, 2006 from $1,871,561 for the nine months ended September 30, 2005. This increase was primarily due to an increase in selling underwriting and general expenses of $172,345. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $134,482 primarily due to the associated increase in revenues. General expenses increased by $37,863 due to expenses directly related to business growth. Policyholder benefits decreased by $53,841 primarily as a result of the sale and reinsurance of the PreNeed Independent—U.S. distribution channel and lower losses attributable to the termination of a block of accidental death business. This was offset by an increase in policyholder benefits from the extended service contract business mostly from growth in the business.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$313,644	$219,374	$857,365	$628,164
Net investment income	19,584	16,648	54,297	46,472
Fees and other income	13,329	9,850	36,374	28,211

Total revenues	346,557	245,872	948,036	702,847

Benefits, losses and expenses:
Policyholder benefits	(115,379)	(96,707)	(296,312)	(239,745)
Selling, underwriting and general expenses	(148,540)	(100,838)	(379,998)	(304,188)

Total benefits, losses and expenses	(263,919)	(197,545)	(676,310)	(543,933)

Segment income before income tax	82,638	48,327	271,726	158,914
Income taxes	(29,193)	(16,642)	(94,561)	(54,724)

Segment income after tax	$53,445	$31,685	$177,165	$104,190

Net earned premiums and other considerations by major product groupings:
Homeowners (Creditor Placed and Voluntary)	$198,733	$114,965	$519,988	$325,456
Manufactured Housing (Creditor Placed and Voluntary)	52,535	52,699	162,687	159,467
Other (a)	62,376	51,710	174,690	143,241

Total	$313,644	$219,374	$857,365	$628,164

Ratios:
Loss ratio (b)	36.8%	44.1%	34.6%	38.2%
Expense ratio (c)	45.4%	44.0%	42.5%	46.3%
Combined ratio (d)	80.7%	86.2%	75.7%	82.9%

(a)	This includes flood, renters, agricultural, specialty auto and other insurance products.
(b)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(c)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(d)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Income

Segment net income increased by $21,760, or 69%, to $53,445 for the three months ended September 30, 2006 from $31,685 for the three months ended September 30, 2005. The increase in segment income is primarily attributable to higher net earned premium growth from the creditor placed homeowners business, lower catastrophe losses during 2006, and the acquisition of Safeco Financial Institution Solutions, Inc. (“SFIS”) during the second quarter of 2006.

Total Revenues

Total revenues increased by $100,685, or 41%, to $346,557 for the three months ended September 30, 2006 from $245,872 for the three months ended September 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $94,270, or 43%. This increase was primarily due to growth in our existing creditor placed homeowners’ product lines. The acquisition of SFIS creditor placed homeowners business during the second quarter of 2006 contributed $42,990 to the third quarter increase in net earned premiums. The increases in net earned premiums were slightly offset by higher catastrophe reinsurance premiums. The increase in revenues was also driven by an increase in fee income of $3,479, or 35%, due to growth of creditor placed homeowners’ loan tracking services. Also contributing to the increase in revenues was higher investment income of $2,936, or 18%, due to an increase in average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $66,374, or 34%, to $263,919 for the three months ended September 30, 2006 from $197,545 for the three months ended September 30, 2005. This increase was primarily due to an increase in policyholder benefits of $18,672 and an increase in selling, underwriting, and general expenses of $47,702. The combined ratio decreased 550 basis points from 86.2% to 80.7% primarily due to lower catastrophe losses, proactive steps to employ our own claims adjusters in more situations and changes to policy provisions to mitigate risk. The increase in policyholder benefits is primarily attributable to the growth in our creditor placed homeowners business combined with the SFIS acquisition. This increase was partially offset by lower catastrophe losses. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $24,852 primarily due to the associated increase in revenues. General expenses increased by $22,850 due to increases in employment related expenses consistent with business growth and the additional operating expenses associated with the SFIS acquisition.

For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Net Income

Segment net income increased by $72,975, or 70%, to $177,165 for the nine months ended September 30, 2006 from $104,190 for the nine months ended September 30, 2005. The increase in segment income is primarily due to net earned premium growth and improved loss experience in our creditor placed homeowners business and the SFIS acquisition.

Total Revenues

Total revenues increased by $245,189, or 35%, to $948,036 for the nine months ended September 30, 2006 from $702,847 for the nine months ended September 30, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $229,201. This increase was mainly attributable to the growth in our creditor placed and voluntary homeowners product lines, due to the continued growth of this business combined with approximately $73,000 of net earned premiums resulting from the SFIS acquisition. The increases in net earned premiums were partially offset by approximately $14,000 of higher reinsurance catastrophe premiums. The increase in revenues was also driven by an increase in fee income of $8,163 primarily from growth of the creditor placed homeowners’ loan tracking services. The increase in revenues was also due to an increase of $7,825 in investment income due to an increase in average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $132,377, or 24%, to $676,310 for the nine months ended September 30, 2006 from $543,933 for the nine months ended September 30, 2005. This increase was primarily due to an increase in policyholder benefits of $56,567 and an increase in selling, underwriting, and general expenses of $75,810. The combined ratio decreased 720 basis points from 82.9% to 75.7% primarily due to lower catastrophe losses, proactive steps to employ our own claims adjusters in more situations and changes to policy provisions to mitigate risk. The increase in policyholder benefits is primarily attributable to the growth in our creditor placed homeowners business due to the continued growth of the business combined with excellent loss experience. This increase was partially offset by the reimbursement of approximately $10,463 of loss adjustment expenses from the National Flood Insurance Program for providing processing and adjudication services as well as lower catastrophe losses for the nine-month period ending September 30, 2006. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $40,875 primarily due to the associated increase in revenues. General expenses increased by $34,935 due to increases in employment related expenses consistent with business growth and additional operating expenses associated with the SFIS acquisition.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$521,527	$538,800	$1,564,519	$1,632,620
Net investment income	17,689	17,707	58,800	52,582
Fees and other income	11,035	10,420	31,011	31,021

Total revenues	550,251	566,927	1,654,330	1,716,223

Benefits, losses and expenses:
Policyholder benefits	(325,325)	(336,362)	(972,048)	(1,014,831)
Selling, underwriting and general expenses	(155,186)	(161,125)	(480,917)	(481,273)

Total benefits, losses and expenses	(480,511)	(497,487)	(1,452,965)	(1,496,104)

Segment income before income tax	69,740	69,440	201,365	220,119
Income taxes	(24,893)	(23,722)	(70,406)	(75,361)

Segment income after tax	$44,847	$45,718	$130,959	$144,758

Net earned premiums and other considerations:
Individual markets:
Individual medical	$305,246	$291,817	$902,850	$869,177
Short term medical	26,839	30,257	77,329	84,247

Subtotal	332,085	322,074	980,179	953,424
Small employer group:	189,442	216,726	584,340	679,196

Total	$521,527	$538,800	$1,564,519	$1,632,620

Membership by product line:
Individual markets:
Individual medical			639	647
Short term medical			99	122

Subtotal			739	769
Small employer group:			216	267

Total			954	1,036

Ratios:
Loss ratio (1)	62.4%	62.4%	62.1%	62.2%
Expense ratio (2)	29.1%	29.3%	30.1%	28.9%
Combined ratio (3)	90.2%	90.6%	91.1%	89.9%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Income

Segment net income decreased by $871, or 2%, to $44,847 for the three months ended September 30, 2006 from $45,718 for the three months ended September 30, 2005. The decrease in segment income was primarily attributable to an overall decline in membership due to continued increased competition and strict adherence to our underwriting guidelines.

Total Revenues

Total revenues decreased by $16,676, or 3%, to $550,251 for the three months ended September 30, 2006 from $566,927 for the three months ended September 30, 2005. Net earned premiums and other considerations from our individual markets business increased by $10,011, or 3%, primarily due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $27,284, or 13%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $16,976, or 3%, to $480,511 for the three months ended September 30, 2006 from $497,487 for the three months ended September 30, 2005. Policyholder benefits decreased by $11,037, or 3%, and the benefit loss ratio was level at 62.4%. Selling, underwriting and general expenses decreased by $5,939, or 4%. The expense ratio decreased by 20 basis points, from 29.3% to 29.1%. The decrease in the expense ratio was primarily due to approximately $4,000 of expense reductions mainly associated with favorable legal settlements and decreased commission expense due to a decline in first year business in both individual markets and small employer group business.

For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Net Income

Segment net income decreased by $13,799, or 10%, to $130,959 for the nine months ended September 30, 2006 from $144,758 for the nine months ended September 30, 2005. The decrease in segment income was primarily attributable to an overall decline in membership due to continued increased competition and our strict adherence to underwriting guidelines, as well as an increase in expenses due to increased spending on initiatives aimed at growing the individual markets business. The decrease in net income was partially offset by an increase in investment income from a real estate partnership.

Total Revenues

Total revenues decreased by $61,893, or 4%, to $1,654,330 for the nine months ended September 30, 2006 from $1,716,223 for the nine months ended September 30, 2005. Net earned premiums and other considerations from our individual markets business increased by $26,755, or 3%, primarily due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $94,856, or 14%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines. These decreases were partially offset by an increase in investment income of $6,218 primarily from a real estate partnership.

Total Benefits, Losses and Expenses

Total benefits, losses, and expenses decreased by $43,139, or 3%, to $1,452,965 for the nine months ended September 30, 2006 from $1,496,104 for the nine months ended September 30, 2005. Policyholder benefits decreased by $42,783, or 4%, and the benefit loss ratio decreased by 10 basis points, from 62.2% to 62.1%. Selling, underwriting and general expenses decreased by $356, or less than 1%. The expense ratio increased by 120 basis points, from 28.9% to 30.1%. The increase in the expense ratio was primarily due to increased spending on initiatives aimed at growing the individual markets business, partially offset by decreased commission expense due to a decline in first year business in both individual markets and small employer group business.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$291,232	$306,928	$899,924	$969,270
Net investment income	39,893	41,878	119,476	118,135
Fees and other income	6,685	6,976	21,064	20,158

Total revenues	337,810	355,782	1,040,464	1,107,563

Benefits, losses and expenses:
Policyholder benefits	(196,727)	(212,022)	(637,361)	(721,297)
Selling, underwriting and general expenses	(103,726)	(108,403)	(304,667)	(310,447)

Total benefits, losses and expenses	(300,453)	(320,425)	(942,028)	(1,031,744)

Segment income before income tax	37,357	35,357	98,436	75,819
Income taxes	(12,957)	(12,511)	(34,261)	(26,782)

Segment income after tax	$24,400	$22,846	$64,175	$49,037

Ratios:
Loss ratio (1)	67.5%	69.1%	70.8%	74.4%
Expense ratio (2)	34.8%	34.5%	33.1%	31.4%
Net earned premiums and other considerations
By major product grouping:
Group dental	$104,367	$124,780	$323,770	$381,345
Group disability single premiums for closed blocks (3)	12,393	—	46,313	26,700
All Other group disability	119,679	118,595	361,112	366,450
Group life	54,793	63,553	168,729	194,775

Total	$291,232	$306,928	$899,924	$969,270

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Income

Segment net income increased by $1,554, or 7%, to $24,400 for the three months ended September 30, 2006 from $22,846 for the three months ended September 30, 2005. The increase in segment income was primarily driven by continued favorable group disability experience and improved group dental experience. Disability recovery rates, which includes claimants who return to work, terminations due to death, claim incidence, and experience in our Disability Reinsurance Management Services (DRMS) distribution channel, were all improved. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased by $17,972, or 5%, to $337,810 for the three months ended September 30, 2006 from $355,782 for the three months ended September 30, 2005. Excluding group disability single premium for closed blocks, net earned premiums and other considerations decreased $28,089, or 9%, primarily due to increased lapsation and decreased sales. Lapse experience and sales decreases reflect the transition to the business’ small case strategy along with disciplined pricing in a competitive marketplace.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $19,972, or 6%, to $300,453 for the three months ended September 30, 2006 from $320,425 for the three months ended September 30, 2005. The loss ratio decreased 160 basis points, from 69.1% to 67.5%, primarily due to continued favorable group disability experience. Disability recovery rates, terminations due to death, claim incidence, and experience in our DRMS channel were all improved. Group dental experience also improved during the quarter primarily due to disciplined pricing actions. Group life experience continues to be favorable though not at the extraordinary level we saw in the prior year third quarter. The expense ratio increased 30 basis points, from 34.5% to 34.8%. The increase in the expense ratio is primarily driven by the decrease in revenues that was proportionally larger than the decrease in general expenses. Selling, underwriting, and general expenses decreased $4,677, or 4%, due to expense management.

For the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Net Income

Segment net income increased by $15,138, or 31%, to $64,175 for the nine months ended September 30, 2006 from $49,037 for the nine months ended September 30, 2005. The increase in segment income was primarily driven by continued favorable group disability experience and improved group dental experience. Disability recovery rates, which includes claimants who return to work, terminations due to death and experience in our DRMS channel were all improved. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased by $67,099, or 6%, to $1,040,464 for the nine months ended September 30, 2006 from $1,107,563 for the nine months ended September 30, 2005. Excluding group disability single premium for closed blocks, net earned premiums and other considerations decreased $88,959, or 9%, from the prior year, primarily due to increased lapses and decreased sales. Lapse experience and sales decreases reflect the transition to the business’ small case strategy along with disciplined pricing in a competitive marketplace.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $89,716, or 9%, to $942,028 for the nine months ended September 30, 2006 from $1,031,744 for the nine months ended September 30, 2005. The loss ratio decreased 360 basis points, from 74.4% to 70.8%, primarily due to continued favorable group disability experience. Disability recovery rates, terminations due to death, and experience in our DRMS channel were improved. Group dental experience has improved primarily due to disciplined pricing actions. The expense ratio increased 170 basis points, from 31.4% to 33.1%. The increase in the expense ratio is primarily driven by the decrease in revenues that were proportionally larger than the decrease in general expenses. Selling, underwriting and general expenses have decreased $5,780 period over period. In the prior year, we had a non-recurring reduction in short-term incentive compensation expenses. Excluding the prior year non-recurring reduction, selling, general and underwriting expenses have decreased primarily due to expense management consistent with revenue trends.

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

The tables below present information regarding the Corporate & Other’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net investment income	$6,881	$6,872	$28,441	$20,831

Net realized (losses) gains on investments	(2,675)	11,965	(4,855)	16,536
Amortization of deferred gain on disposal of businesses	9,428	11,706	28,283	35,353
Fees and other income	703	100	830	381

Total revenues	14,337	30,643	52,699	73,101

Benefits, losses and expenses:
Policyholder benefits	—	(54,148)	(5)	(61,943)
Selling, underwriting and general expenses	(17,678)	(20,843)	(50,081)	(58,674)
Interest expense	(15,307)	(15,315)	(45,937)	(45,943)

Total benefits, losses and expenses	(32,985)	(90,306)	(96,023)	(166,560)

Segment loss before income tax	(18,648)	(59,663)	(43,324)	(93,459)
Income taxes	5,552	27,762	15,787	40,018

Segment loss after tax	$(13,096)	$(31,901)	$(27,537)	$(53,441)

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Loss

Segment net loss improved by $18,805, or 59%, to ($13,096) for the three months ended September 30, 2006 from ($31,901) for the three months ended September 30, 2005. The improvement in net loss was primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs in the third quarter of 2005 that did not recur in 2006 and a reduction in SARs expense related to the required adoption of FAS 123R on January 1, 2006. These improvements were partially offset by additional realized losses on fixed income securities.

Total Revenues

Total revenues decreased by $16,306, or 53%, to $14,337 for the three months ended September 30, 2006 from $30,643 for the three months ended September 30, 2005. The decrease in revenues is primarily due to a $14,640 decline in net realized gains on investments and a $2,278 decline in amortization of deferred gain on disposal of businesses.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $57,321, or 63%, to $32,985 for the three months ended September 30, 2006 from $90,306 for the three months ended September 30, 2005. The decrease is primarily due to $54,148 of strengthening of reserve accruals in the third quarter of 2005 on certain excess of loss reinsurance programs, related to personal accident, ransom and kidnap insurance risks, sold by our subsidiaries in the London market between 1995 and 1997 that did not recur in 2006. In addition, SARs expense declined by $4,951 due to the adoption of FAS 123R on January 1, 2006.

For the Nine Months ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Net Income

Segment net loss improved by $25,904, or 48%, to ($27,537) for the nine months ended September 30, 2006 from ($53,441) for the nine months ended September 30, 2005. This improvement in net loss is primarily due to strengthening of reserve accruals on certain excess of loss reinsurance programs in the second and third quarters of 2005 that did not recur in 2006, and a reduction in SARs expense related to the adoption of FAS 123R on January 1, 2006. These improvements were partially offset by additional realized losses on fixed income securities and a tax benefit of approximately $5,200 related to a tax clarification for taxes on repatriated capital under the American Jobs Creation Act in the second quarter of 2005 that did not recur in 2006.

Total Revenues

Total revenues decreased by $20,402, or 28%, to $52,699 for the nine months ended September 30, 2006 from $73,101 for the nine months ended September 30, 2005. The decrease in revenues is primarily due to a $21,391 decrease in net realized gains on investments and a $7,070 decrease in amortization of deferred gain on disposal of businesses. These decreases were partially offset by a $7,610 increase in investment income primarily due to $4,865 of investment income related to a real estate joint venture and rising short-term rates on cash and short-term investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $70,537, or 42%, to $96,023 for the nine months ended September 30, 2006 from $166,560 for the nine months ended September 30, 2005. This decrease was primarily due to $61,943 of strengthening of reserve accruals in the second and third quarters of 2005 on certain excess of loss reinsurance programs, related to personal accident ransom and kidnap insurance risks sold by our subsidiaries in the London market between 1995 and 1997 that did not recur in 2006. The decrease was also due to a decrease in selling, underwriting and general expenses of $8,593 primarily due to a $16,960 reduction in SARs expense due to the adoption of FAS 123R on January 1, 2006.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of September 30, 2006		As of December 31, 2005
	(in thousands)
Fixed maturities	$9,232,537	76%	$8,961,778	75%
Equity securities	760,166	6	693,101	6
Commercial mortgage loans on real estate	1,261,254	10	1,212,006	10
Policy loans	58,561	1	61,043	1
Short-term investments	271,155	3	427,474	3
Other investments	535,089	4	549,759	5

Total investments (excluding collateral held under securities lending)	$12,118,762	100%	$11,905,161	100%

Of our fixed maturity securities shown above, 66% (based on total fair value) were invested in securities rated “A” or better as of September 30, 2006 and December 31, 2005.

The following table provides the cumulative net unrealized gains/(loss) (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Fixed maturities:
Amortized cost	$9,052,788	$8,668,595
Net unrealized gains	179,749	293,183

Fair value	$9,232,537	$8,961,778

Equities:
Cost	$758,536	$694,977
Net unrealized gains (losses)	1,630	(1,876)

Fair value	$760,166	$693,101

Net unrealized gains on fixed maturity securities decreased by $113,434 from December 31, 2005 to September 30, 2006 to a net unrealized gain of $179,749. The decrease in net unrealized gains on fixed maturities was primarily due to a 24 basis points increase in the 5 and 10 year treasury yields. Net unrealized gains on equity securities have remained relatively flat, increasing by $3,506 from December 31, 2005 to September 30, 2006.

Net investment income increased by $5,497, or 3%, to $180,672 for the three months ended September 30, 2006 from $175,175 for the three months ended September 30, 2005. The increase is primarily due to an increase in invested assets and higher short-term rates, partially offset by lower investment income from real estate partnerships of $3,156. Net investment income increased by $37,279, or 7%, to $553,672 for the nine months ended September 30, 2006 from $516,393 for the nine months ended September 30, 2005. The increase is primarily due to an increase in invested assets, higher short-term rates and higher net investment income from real estate partnerships.

The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at September 30, 2006 and the length of time the securities have been in an unrealized loss position were as follows (in thousands):

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities
Bonds	$3,504,038	$(79,109)	$595,303	$(6,130)	$4,099,341	$(85,239)

Equity securities
Common Stock	$281	$(31)	$—	$—	$281	$(31)
Non-redeemable preferred stocks	336,534	(9,892)	54,209	(863)	390,743	(10,755)

Total equity securities	$336,815	$(9,923)	$54,209	$(863)	$391,024	$(10,786)

Total	$3,840,853	$(89,032)	$649,512	$(6,993)	$4,490,365	$(96,025)

The total unrealized loss represents 2% of the aggregate fair value of the related securities. Approximately 93% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,420 individual securities with 91% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $13,545, with no security with an unrealized loss of greater than $200 having a market value below 72% of book value.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $0 and $900 of additional other than temporary impairments as of September 30, 2006 and 2005, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of September 30, 2006 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased.

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

Liquidity

Dividends paid by our subsidiaries were $229,000 and $530,094 for the nine months ended September 30, 2006 and for the year ended December 31, 2005, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

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

We paid dividends of $0.08 per common share on March 7, 2006 to stockholders of record as of February 21, 2006, $.10 per common share on June 13, 2006 to stockholders of record as of May 30, 2006 and $.10 per common share on September 12, 2006 to stockholders of record as of August 28, 2006. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

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

Our qualified pension plan had an unfunded deficit of $40,612 at December 31, 2005. We established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. During the first nine months of 2006, we contributed $13,000, $4,794 and $740 to the qualified pension benefits plan, nonqualified pension benefits plan and the retirement health benefits plan, respectively. We expect to contribute $19,500 to the pension benefit plans and $1,500 to the retirement health benefit plan for the full year 2006.

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

On February 7, 2006, May 8, 2006 and August 24, 2006 the Company used $20,000, $20,000 and $20,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on February 14, 2006, May 15, 2006 and August 31, 2006, respectively. There were no amounts relating to the commercial paper program outstanding at September 30, 2006. We did not use the revolving credit facility during the nine months ended September 30, 2006 and no amounts are outstanding.

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

The table below shows our recent net cash flows:

	For The Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$619,126	$615,580
Investing activities	(528,134)	(498,081)
Financing activities	(299,424)	(283,313)

Net change in cash	$(208,432)	$(165,814)

Net cash provided by operating activities was $619,126 and $615,580 for the nine months ended September 30, 2006 and 2005, respectively. The $3,546 increase in net cash provided by operating activities in 2006 over the comparable period in 2005 is due to normal operating activities.

Net cash used in investing activities was $528,134 and $498,081 for the nine months ended September 30, 2006 and 2005, respectively. The $30,053 decrease in net cash used in investing activities is primarily attributable to significant net cash received from the sale of short-term investments in 2006 compared to cash used to purchase short-term investments for the comparable period in 2005. Also, the net cash received from the SFIS acquisition and a decrease in cash outflows for investments in commercial mortgage loans on real estate, offset by a change in collateral held under securities lending contributed to the overall decrease in cash used in investing activities.

Net cash used in financing activities was $299,424 and $283,313 for the nine months ended September 30, 2006 and 2005, respectively. The $16,111 increase in net cash used in financing activities in 2006 over the comparable period in 2005 is primarily attributable to an increase in cash used to purchase treasury shares and to pay dividends to shareholders offset by a change in collateral held under securities lending.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Nine Months Ended September 30,
Security	2006	2005
	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$60,922	$60,990
Common Stock dividends	35,837	31,576

Total	$96,759	$92,566

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $34,694 and $28,216 of letters of credit outstanding as of September 30, 2006 and December 31, 2005, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our 2005 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2006.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of September 30, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

No material weaknesses were identified at September 30, 2006. During the quarter ending September 30, 2006, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our 2005 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ending September 30, 2006.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value that may yet be used to Purchase Shares under the Programs (1)
January 1, 2006 – January 31, 2006	450,200	$44.33	450,200	$375,784
February 1, 2006 – February 28, 2006	416,600	44.49	416,600	357,249
March 1, 2006 – March 31, 2006	550,000	46.38	550,000	331,378
April 1, 2006 – April 30, 2006	475,000	48.86	475,000	308,533
May 1, 2006 – May 31, 2006	475,000	49.90	475,000	284,832
June 1, 2006 – June 30, 2006	1,190,000	47.67	1,190,000	228,109
July 1, 2006 – July 31, 2006	1,040,000	48.21	1,040,000	177,974
August 1, 2006 – August 31, 2006	1,101,000	50.14	1,101,000	122,772
September 1, 2006 – September 30, 2006	940,000	52.95	940,000	$73,000

Total	6,637,800	$48.62	6,637,800

1.	Shares purchased pursuant to the November 11, 2005 publicity announced repurchase progrann.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 14, 2006	By:	/s/ Robert B. Pollock
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ P. Bruce Camacho
	Name:	P. Bruce Camacho
	Title:	Executive Vice President and Chief Financial Officer