Form 10-K
period 2006-12-31
ASSURANT INC
filed 2007-03-01
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

☒   Large accelerated filer         ☐  Accelerated filer         ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,036 million at June 30, 2006 based on the closing sale price of $48.40 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 15, 2007 was 122,346,154.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2007 (2007 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

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

ii

PART I

Item 1. Business

Legal Organization

Assurant, Inc. (“Assurant”) is a Delaware corporation, formed in connection with the Initial Public Offering (“IPO”) of its common stock, which began trading on the New York Stock Exchange (“NYSE”) on February 5, 2004. Prior to the IPO, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was executed in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc.

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

Business Organization

Assurant’s mission is to be the premier provider of specialized insurance products and related services in North America and selected international markets. To achieve this mission, we focus on the following areas:

•	Building and maintaining a portfolio of diverse, specialty insurance businesses

•	Leveraging a set of core capabilities—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems—for competitive advantage

•	Managing targeted growth initiatives

•	Identifying and adapting to evolving market needs

•	Centralizing certain key functions in the Corporate segment to achieve economies of scale

Building and maintaining a portfolio of diverse, specialty insurance businesses—We currently are made up of four operating business segments each focused on serving specific segments of the insurance market. We believe that the uncorrelated nature of the risks in our businesses allows us to maintain a greater level of financial stability since our businesses will likely not be affected in the same way by the same economic and operating trends.

Leveraging core capabilities for competitive advantage—We pursue a differentiated strategy of building leading positions in specialized market segments for insurance products and related services in North America and selected international markets. These markets are generally complex, have a relatively limited number of competitors and, we believe, offer attractive long-term profitable growth opportunities. In these markets, we leverage the experience of our management team and apply our core capabilities for competitive advantage—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise which are evident within each of our businesses. We seek to generate insurance industry top-quartile returns by building on specialized market knowledge, well- established distribution relationships and economies of scale. As a result of our strategy, we are a leader in many of our chosen markets and products.

Managing targeted growth initiatives—Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our business. We make decisions based on strict guidelines ensuring that any new business will support our business model. We have established performance goals related to short-term incentive compensation for senior management based on those and other initiatives.

Identifying and adapting to evolving market needs—Assurant’s businesses adapt quickly to changing market conditions by tailoring product and service offerings to specific client and customer needs. This flexibility was developed, in part, as a result of our entrepreneurial culture and the encouragement of management autonomy at each business segment. By understanding the dynamics of our core markets, we design innovative products and services and seek to sustain long-term profitable growth and market leading positions.

Centralizing certain key functions in the Corporate segment to achieve economies of scale—At the Corporate level, Assurant, Inc. provides strategic management and key resources for its operating businesses, including asset management, employee benefits, finance, treasury, tax, accounting, legal, organizational and leadership development, mergers and acquisitions and communications. We also provide support services in such areas as information technology, financial and human resources systems management, enabling the operating business segments to focus on their target markets and distribution relationships while enjoying the economies of scale realized by operating these businesses together and benefiting from being part of a larger, diversified specialty insurance company. Our overall strategy and financial objectives are set and continuously monitored at the corporate level to ensure that our capital resources are being properly allocated.

Competition

Assurant’s businesses focus on niche segments within broader insurance markets. While we face competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines and the business lines in which we operate are generally characterized by a limited number of competitors. Competition in our operating business segments is based on a number of factors, including: quality of service, product features, price, scope of distribution, financial strength ratings and name recognition. The relative importance of these factors depends on the particular product and market. We compete for customers and distributors with insurance companies and other financial services companies in our various businesses.

Assurant Solutions and Assurant Specialty Property face competition in their product lines, but we believe that no other company participates in all of the same lines or offers comparable comprehensive capabilities as these two businesses. Competitors include insurance companies, financial institutions and, in the case of preneed—regional insurers. Assurant Health’s main competitors are other health insurance companies, Health Maintenance Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in states where we write business. Assurant Employee Benefits competitors include other benefit and life insurance companies, dental managed care entities and not-for-profit dental plans.

Segments

On April 1, 2006, the Company separated its Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment. Segment income statements for the years ended December 31, 2005 and December 31, 2004 and segment assets for the year ended December 31, 2005 have been recast to reflect the new segment reporting structure.

Assurant Solutions

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Gross Written Premium for selected product groupings (1):
Domestic Credit	$714,791	$767,466
International Credit	$680,097	$647,467
Domestic Extended Service Contracts(2)	$1,258,292	$1,120,227
International Extended Service Contracts(2)	$341,886	$247,506
Preneed (face sales)	$433,510	$542,512
Net earned premiums and other considerations	$2,371,605	$2,220,145
Segment net income	$198,893	$133,147
Equity(3)	$1,564,795	$1,576,176

(1)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(2)	Extended service contracts include warranty contracts for products such as personal computers, consumer electronics and appliances.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Solutions targets growth in three key product areas: domestic extended service contracts (“ESC”) and warranties; preneed life insurance sales; and international credit and ESC. In addition, we offer debt protection services through financial institutions.

ESC and Warranties: Through partnerships with leading retailers, we underwrite and provide administrative services for extended service contracts and warranties. These contracts provide consumers with coverage on appliances, consumer electronics, personal computers, cellular phones, automobiles and recreational vehicles protecting them from losses incurred due to product failures. We pay the cost of repairing or replacing customers’ property in the event of damages due to mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to seamlessly provide a total solution to our clients that addresses all aspects of the warranty or extended service contract, including program design and marketing strategy. We provide technologically advanced administration, claims handling and customer service. We believe that we maintain a differentiated position in the marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

Preneed Life Insurance: Preneed life insurance allows individuals to prepay for a funeral in a single payment or in multiple payments over a fixed number of years. The insurance policy proceeds are used to address funeral costs at death. These products are generally structured as whole life insurance policies in the United States and as annuity products in Canada.

Credit Insurance: Our credit insurance programs provide our clients’ customers with products that offer protection from life events and uncertainties that arise in purchasing and borrowing transactions thereby providing the consumer peace of mind. Credit insurance programs generally offer consumers a convenient option to protect a credit card balance or installment loan in the event of death, involuntary unemployment or disability and are generally available to all consumers without the underwriting restrictions that apply to term life insurance.

Debt Protection/Debt Deferment: Debt protection products are offered by our clients to their customers and are typically underwritten by the institution that issues the credit card. Due to regulatory changes and the resulting shift to debt deferment products by financial institutions, we have seen a reduction in domestic written premium generated in the credit insurance market. Consequently, the largest credit card issuing institutions have migrated from credit insurance towards debt protection programs. We have worked with our clients to offer alternative products such as debt deferment and protection services. Our debt protection programs generate fee income.

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term distribution relationships with market leaders. We partner with six of the top ten largest credit companies to market our credit insurance and debt protection programs and five of the ten largest consumer electronics and appliance retailers (based on combined product sales) to market our warranty and extended service contracts.

Several of our distribution agreements are exclusive. Typically these agreements have terms of one to five years and allow us to integrate our administrative systems with those of our clients. This integration enables us to exchange information in an almost real-time environment.

In addition to our domestic market, we operate in Canada, the United Kingdom, Denmark, Germany, Spain, Italy, Argentina, Brazil, Mexico and Puerto Rico. In these markets, we primarily sell extended service contracts and credit insurance products through agreements with financial institutions, retailers and cellular-phone companies. Although there has been shrinkage in the domestic credit insurance market, the international markets are experiencing growth in the credit insurance business. Expertise gained in the domestic credit insurance market has enabled us to extend our administrative infrastructure internationally. Systems, training, computer hardware and the overall market development approach are customized to fit the particular needs of each targeted international market.

Our pre-funded funeral programs are marketed in the United States and Canada. In November 2005 we sold our US independent distribution business to Forethought Life Insurance Company (“Forethought”) to allow us to focus on our exclusive distribution partnership with Service Corporation International (“SCI”) and continue to develop our other growth area; independent business in Canada. We are the sole provider through September 30, 2010 of preneed life insurance for SCI, the largest funeral provider in the US based on total revenue. In Canada, we market our preneed programs through independent and corporate funeral homes and selected third-party general agencies. In late 2006 we entered into an agreement to acquire 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”) from SCI and extend our exclusive marketing agreement with SCI to September 30, 2013. The transaction is expected to close in 2007. Mayflower will add approximately $50,000 in annual net earned premiums.

Underwriting and Risk Management

We write a significant portion of our contracts on a retrospective commission basis. This allows us to adjust commissions based on claims experience. Under this commission arrangement, as permitted by law, compensation to the financial institutions and other clients is predicated upon the actual losses incurred compared to premiums earned after a specific net allowance to us. We believe that this aligns our clients’ interests with ours and helps us to better manage risk exposure. A distinct characteristic of our credit insurance program is that the majority of these products have relatively low exposures per incident. This is because policy size is equal to the size of the installment loan or credit card balance. Thus, catastrophic loss severity for most of this business is low relative to insurance companies writing more traditional lines of property insurance.

Our claims processing is automated and combines the efficiency of centralized claims handling, customer service centers and the flexibility of field representatives. This flexibility adds savings and efficiencies to the claims-handling process. Our claims department also provides continuous automated feedback to the underwriting team to help with risk assessment and pricing.

We have extensive knowledge-based experience and risk management expertise in the extended service contract and warranty areas and utilize an integrated model to address the complexities of pricing, marketing, training, risk retention and client service.

Profitability generated through our preneed life insurance programs is generally earned from interest rate spreads—the difference between the death benefit growth rates on underlying policies and the investment returns generated on the assets we hold related to those policies. To manage those spreads, we monitor the movement in new money yields and evaluate monthly our actual net new achievable yields among other techniques.

Assurant Specialty Property

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Net Earned Premiums and Other Considerations by Major Product Grouping:
Homeowners (Creditor Placed and Voluntary)	$753,169	$443,526
Manufactured Housing (Creditor Placed and Voluntary)	214,461	217,424
Other (1)	240,681	197,898

Total	$1,208,311	$858,848

Segment Net Income	$241,121	$143,227
Loss Ratio (2)	33.8%	37.0%
Expense Ratio (3)	44.0%	47.2%
Combined Ratio (4)	76.5%	82.6%
Equity (5)	$752,913	$524,403

(1)	This includes flood, renters, agricultural, specialty auto and other insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(5)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Specialty Property is pursuing long-term profitable growth in creditor-placed homeowners insurance and seeks to extend this model into two emerging markets, creditor-placed automobile and renters liability and property.

Creditor-placed homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance consisting principally of fire and dwelling hazard insurance offered primarily through our creditor-placed programs. The creditor-placed program provides collateral protection to our mortgage lender clients in the event that a homeowner fails to purchase or renew homeowners insurance on a mortgaged dwelling.

We use a proprietary insurance tracking administration system to continuously monitor a client’s mortgage portfolio to verify the existence of insurance on each mortgaged property. In the event that a mortgagee is not maintaining adequate insurance coverage, they will be notified and, if the situation continues, we will issue an insurance policy on the property on behalf of the creditor. This process works through the integration of our proprietary loan tracking system with the back offices of our clients.

The creditor-placed programs are administered separately for homeowner mortgages and manufactured housing mortgages. Our hazard products can also be sold on a voluntary basis. In addition, we provide fee-based administration services for some of the largest mortgage lenders and servicers, manufactured housing lenders, dealers and vertically integrated builders and equipment leasing institutions in the United States. Manufactured housing retailers use our proprietary premium rating technology which allows them to sell property coverages at the point of sale.

We believe this proven business model will allow us to continue our growth due to seamless integration with our clients and the inherent efficiencies of this integration. Additionally, we are optimistic about the opportunities before us to expand this business model with the addition of new clients, new products for existing clients, and the acquisition of new business such as the May 2006 acquisition of the creditor-placed business of Safeco Financial Institution Solutions, Inc. (“SFIS”). The acquisition of SFIS raised our market share of outsourced creditor-placed business to approximately 70%.

Creditor-Placed Auto and Renters: We have developed products using our creditor-placed business model to meet similar needs in adjacent and emerging markets, such as the creditor-placed automobile and creditor-placed rental markets. Both of these markets have been expanding in recent years. The creditor-placed automobile market has benefited from regulatory improvements made by the National Association of Insurance Commissioners. The creditor-placed rental market continues to expand as more property management companies mandate tenant liability coverage.

As a result of our efficiency in handling certain back-office functions, the vast majority of our mortgage lender and servicing clients outsource their insurance processing to us. We also act as an administrator for the Federal Government under the voluntary National Flood Insurance Program for which we earn an expense reimbursement for collecting premiums and processing claims. This is a public flood insurance program and is restricted as to rates, underwriting, coverages and claims management procedures. We do not assume any underwriting risk with respect to this program; however, we underwrite a smaller separate voluntary flood insurance program.

Marketing and Distribution

Our marketing strategy is to establish relationships with institutions that are leaders in their chosen markets. Our creditor-placed homeowners program is marketed through financial institutions and other mortgage lenders. Our clients in this program consist of 17 of the top 25 prime mortgage lenders/servicers and 14 of the top 25 sub-prime mortgage lenders/servicers.

We offer our manufactured housing insurance programs primarily through three channels; manufactured housing lenders, manufactured housing retailers and independent specialty agents. The independent specialty agents distribute our products to individuals subsequent to new home purchases.

Underwriting and Risk Management

We maintain a disciplined approach to the management of our product lines. Our creditor-placed homeowners insurance program is unique in that it is not underwritten on an individual basis. Contracts with our clients require us to automatically issue these policies, after notice, when a homeowners policy lapses or is terminated. These products are priced after factoring in this inherent underwriting risk.

As part of our overall risk management focus, we continually monitor pricing adequacy on a product by region, state, risk and producer. We proactively seek to make timely commission, premium and coverage modifications, subject to regulatory considerations, where we determine them to be appropriate. In addition, we maintain a segregated risk management area that concentrates on catastrophic exposure management, the adequacy and pricing of reinsurance coverage and continuous analytical review of risk retention and subsequent profitability in the property lines. For the lines where there is exposure to catastrophes (e.g. homeowners policies), we monitor and manage our aggregate risk exposure by geographic area and, when appropriate, enter into reinsurance contracts to manage our exposure to catastrophic events. Additionally, in the event of a catastrophic loss, we have the mechanism in place to reinstate, as needed, reinsurance coverages for protection from potential subsequent catastrophic events within the policy year.

Assurant Health

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Net Earned Premiums and Other Considerations:
Individual Markets: Individual Medical	$1,213,677	$1,164,498
Short-term Medical	101,454	110,912

Subtotal	1,315,131	1,275,410
Small Employer Group	768,826	888,555

Total	$2,083,957	$2,163,965

Segment Net Income	$167,919	$178,055
Loss ratio (1)	62.4%	62.1%
Expense ratio (2)	30.2%	29.8%
Combined ratio (3)	91.4%	90.8%
Equity (4)	$416,765	$479,564

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	Equity excludes accumulated other comprehensive income.

Product and Services

In business since 1892, Assurant Health is focused on pursuing long-term profitable growth opportunities in the individual medical market by offering traditional medical insurance, short-term medical insurance and student medical plans to individuals and families. Products are offered with different plan options to meet a broad range of customer needs. Assurant Health also offers traditional medical insurance to small employer groups.

Individual Medical: Our medical insurance products are sold to individuals, primarily between the ages of 18 and 64 years, and their families who do not have employer-sponsored coverage. We emphasize the sale of individual products through associations and trusts that act as the master policyholder for such products. Products marketed and sold through associations and trusts offer flexibility in pricing and product design which increase our ability to respond to market changes.

Substantially all of the individual health insurance products we sell are Preferred Provider Organization (“PPO”) plans, which offer members the ability to select from a wide range of health care providers. Coverage is typically available with a variety of co-payment or deductible and coinsurance options, with the total benefit for covered services limited by certain policy maximums. Members can also add an HSA (“Health Savings Account”) option with their high deductible health plan. We offer extensive HSA training to our independent agents and offer internet-based HSA tools making it easier for our customers to integrate their HSA into the plan of their choice and better manage their health care spending. These products are individually underwritten, taking into account the member’s medical history and other factors. The remaining products we sell are indemnity, or fee-for-service plans. Indemnity plans offer a member the ability to select any health care provider for covered services.

Short-term Medical Insurance and Student Health Insurance: The short-term medical insurance product is designed for individuals who are between jobs or seeking interim coverage before their major medical coverage becomes effective. Short-term medical insurance products are generally sold to individuals in order to fill gaps in coverage of twelve months or less. Student health coverage plans are medical insurance plans sold to full-time college students who are not covered by their parents’ health insurance, are no longer eligible for dependant coverage, or are seeking a more comprehensive alternative to a college-sponsored plan.

Small Group Medical: Our group medical insurance sold to small employers focuses primarily on companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2006, our average group size was approximately five employees. In the case of our small employer group health insurance, we underwrite the entire group and examine the medical risk factors of the individual groups for pricing purposes only. Substantially all of the small employer health insurance products that we sold in 2006 and 2005 were PPO products. We also offer HSA and HRA (“Health Reimbursement Account”) options and a variety of ancillary products to meet the demands of small employers for life insurance, short-term disability insurance and dental insurance.

Marketing and Distribution

Breadth and depth of distribution is a key competitive advantage for Assurant Health. Our health insurance products are principally marketed through an extensive network of independent agents by our distributors. We also market our products to individuals through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. In addition, we market our products through NorthStar Marketing, a wholly owned affiliate that proactively seeks business directly from independent agents. Since 2000, we have had an exclusive national marketing agreement with a major mutual insurance company, pursuant to which their captive agents market our individual health products. Captive agents are representatives of a single insurer or group of insurers who are obligated to submit business only to that insurer, or at a minimum, give that insurer first refusal rights on a sale. The term of this agreement will expire in June 2008, but may be extended if agreed to by both parties. We also have a solid relationship with a well-known association. Through our agreement with this well-known association’s administrator, we provide many of our individual health insurance products. The term of the agreement with this administrator will expire in September 2008, but will be automatically extended for an additional two-year term unless prior notice of a party’s intent to terminate is given to the other party. We also have a long-term relationship with a national marketing organization with more than 50 offices. We, and our direct writing agents, also sell short-term medical insurance plans through the internet.

In 2006, we launched Advantage Agent, an array of new products, tools and capabilities designed to make it easy for agents to do business with Assurant Health. Along with the introduction of a new individual medical portfolio designed to meet a broad spectrum of customer needs, Advantage Agent also includes a new on-line program called EASE (Electronic Agent Sales Experience) that shortens approval periods and makes the application process easier for applicants and agents while maintaining the integrity of our disciplined risk management requirements.

Underwriting and Risk Management

Our underwriting and risk management capabilities include pricing discipline, policy underwriting and renewal optimization, development and retention of provider networks, product development and claims processing. In establishing premium rates for our health care plans, we use underwriting criteria based upon our accumulated actuarial data, with adjustments for factors such as claims experience and member demographics to evaluate anticipated health care costs. Our pricing considers the expected frequency and severity of claims and the costs of providing the necessary coverage, including the cost of administering policy benefits, sales and other administrative costs.

We also utilize a broad range of focused traditional cost containment and care management processes across our various product lines to manage risk and to lower costs. These include case management, disease management and pharmacy benefits management programs. We retain provider networks through a variety of relationships. These relationships generally include leased networks, such as Private Health Care Systems, Inc. (“PHCS”), which contract directly with individual health care providers. Assurant Health was a co-founder of PHCS. Although we sold our equity interest in PHCS during 2006, we continue to have access to the PHCS network. Pharmacy benefits management is provided by Medco Health Solutions, formerly known as Merck-Medco. Medco Health Solutions has established itself as a leader in its industry with almost 60,000 participating retail pharmacies nationwide and its extensive mail-order service. Through Medco Health Solutions’ advanced technology platforms, Assurant Health is able to access information about customer utilization patterns on a timelier basis to improve its risk management capabilities. In addition to the technology-based advantages, Medco Health Solutions allows us to purchase our pharmacy benefits at competitive prices. Our agreement with Medco Health Solutions expires June 30, 2007 and we are currently in negotiations to renew this contract. We also utilize co-payments and deductibles to reduce prescription drug costs.

Assurant Employee Benefits

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Net Earned Premiums and Other Considerations:
Group Dental	$428,218	$502,789
Group Disability Single Premiums for Closed Blocks (1)	46,313	26,700
All Other Group Disability	480,924	489,840
Group Life	224,447	258,509

Total	$1,179,902	$1,277,838

Segment Net Income	$83,603	$68,366
Loss ratio (2)	70.4%	73.3%
Expense ratio (3)	33.7%	32.1%
Equity (4)	$615,612	$610,248

(1)	This represents single premium on closed blocks of group disability business.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	Equity excludes accumulated other comprehensive income.

Products and Services

We focus our group business around the needs of the small employer, which we define as businesses with fewer than 500 employees. We believe that our core capabilities around small group risk selection, administrative systems that can efficiently handle thousands of cases, and our strong relationships with brokers who work primarily with small businesses gives us a competitive advantage over other companies.

We offer a full range of group disability, dental, life and voluntary products as well as individual dental products. The group products are offered with funding option choices ranging from fully employer paid to fully employee paid (voluntary).

Group Disability: Group disability insurance provides partial replacement of lost earnings for insured employees who become disabled as defined by their plan provisions. Our group disability products include both short-and long-term disability coverage options. We also reinsure disability policies written by other carriers through our subsidiary Disability Reinsurance Management Services, Inc. (“DRMS”).

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

Group Dental: Dental benefit plans provide funding for necessary or elective dental care. Customers may select a traditional indemnity arrangement, a PPO arrangement, or a prepaid or managed care arrangement. Coverage is subject to deductibles, coinsurance and annual or lifetime maximums. In a prepaid plan, members must use participating dentists in order to receive benefits.

In addition to fully insured and managed care dental benefits, we offer Administrative Services Only (“ASO”) for self-funded dental plans. Under the ASO arrangement, an employer or plan sponsor pays us a fee to provide administrative services.

Success in the group dental business requires strong provider network development and management, a focus on expense management and a claim system capable of efficiently and accurately adjudicating high volumes of transactions. These success factors are the cornerstone of our dental business.

In 2006, we entered a joint network leasing agreement with Aetna which will strengthen our Dental PPO network position beginning in 2007. Aetna will add to its PPO offerings the dentists contracted with Dental Health Alliance, L.L.C.®, the dental PPO operated by Assurant Employee Benefits. Assurant Employee Benefits will begin marketing a network comprised of the Dental Health Alliance® and the Aetna Dental Access® networks. This agreement opens up an additional 30+ dental PPO markets and, we believe, enhances the attractiveness of our dental offerings to the small employer.

Group Life: Group term life insurance provided through the workplace provides financial coverage in the event of premature death. Accidental death and dismemberment (“AD&D”) insurance, as well as coverage for spouses, children or domestic partners is also available. Insurance consists primarily of renewable term life insurance with the amount of coverage either a flat amount, a multiple of the employee’s earnings, or a combination of the two.

Marketing and Distribution

Our insurance products and services are distributed through a group sales force strategically positioned in 35 U.S. offices located near major metropolitan areas. These company employees distribute our products and services through independent employee benefits advisors, including brokers and other intermediaries, and are compensated through a salary and incentive package. Daily account management is provided through the local sales office, further supported by one of four regional sales service centers and a home office customer relations department. Compensation to brokers is generally provided at the time of sale, and in some cases includes a performance incentive, based on volume and retention of business.

Marketing efforts concentrate on the identification of our target customers’ benefit needs, the development and communication of products and services tailored to meet those needs, alignment of our Company with select high-potential brokers and other intermediaries who value our approach to the market, and the promotion of the Assurant Employee Benefits’ brand.

DRMS, our wholly owned subsidiary, assists customers in obtaining reinsurance for other carriers wanting to supplement their core product offerings with a turnkey group disability insurance solution. Services are provided for a fee and may include product development, state insurance regulatory filings, underwriting, claims management or any of the other functions typically performed by an insurer’s back office. The risks written by DRMS’ various clients are reinsured into a pool, with the clients generally retaining shares ranging from 20% to 60% of the risk. Because DRMS’ clients operate in niches not often reached through our traditional distribution, our participation in the pools enables us to reach new customers.

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

Disability claims management focuses on facilitating positive return-to-work through a supportive network of services that may include physical therapy, vocational rehabilitation, and workplace accommodation. In addition to claims specialists, we also employ or contract with a staff of doctors, nurses and vocational rehabilitation specialists, and use a broad range of additional outside medical and vocational experts for independent evaluations and local vocational services. Our dental business uses a highly automated claims system focused on rapid handling of claims.

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

The S&P financial strength rating for four of our domestic operating insurance subsidiaries is A (“Strong”), which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”), and for three of our domestic operating insurance subsidiaries is A- with a positive outlook (“Strong”), which is the third highest of nine ratings categories and the lowest within the category based on modifiers.

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

Employees

We had approximately 13,400 employees as of February 15, 2007. Assurant Solutions has employees in Argentina, Brazil, Italy and Mexico that are represented by labor unions and trade organizations.

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

Our relationships and contractual arrangements with significant clients, distributors and other parties with whom we do business are important to the success of our business segments. Many of these arrangements are exclusive. For example, in Assurant Specialty Property, we have exclusive relationships with manufactured housing and mortgage lenders. In Assurant Solutions, we have exclusive relationships with retailers and financial and other institutions through which we distribute our products, including an exclusive preneed distribution relationship with SCI relating to the distribution of pre-funded funeral insurance policies. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well known association through which we provide many of our individual health insurance products. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

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

We distribute our insurance products and services through a variety of distribution channels, including independent employee benefits specialists, brokers, managing general agents, life agents, financial institutions, mortgage lenders and servicers, retailers, funeral homes, association groups and other third-party marketing organizations.

Our relationships with these various distributors are significant both for our revenues and profits. We generally do not distribute our insurance products and services through captive or affiliated agents. In Assurant Health, we depend in large part on the services of independent agents and brokers and on associations in the marketing of our products. In Assurant Employee Benefits, independent agents and brokers who act as advisors to our customers market and distribute our products. Strong competition exists among insurers to form relationships with agents and brokers of demonstrated ability. We compete with other insurers for sales representatives, agents and brokers primarily on the basis of our financial position, support services, compensation and product features. Independent agents and brokers are typically not exclusively dedicated to us, but instead usually also market the products of our competitors and therefore we face continued competition from our competitors’ products. Moreover, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment in which we and such agents and brokers operate. For example, in the past, both the marketing of health insurance through association groups and broker compensation arrangements have come under increased scrutiny. An interruption in, or changes to, our relationships with various third-party distributors or our inability to respond to regulatory changes that threaten to disrupt our distribution processes could impair our ability to compete and market our insurance products and services that could cause a material adverse effect on our results of operations and financial condition.

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

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. These conditions include economic cycles such as insurance industry cycles, levels of employment, levels of consumer lending, levels of consumer spending, levels of inflation and movements of the financial markets.

Fluctuations in interest rates, mortgage rates, monetary policy, demographics, and legislative and competitive factors also influence our performance. Our expansion into foreign countries may result in similar risks, including currency fluctuations, unstable political climates, and governmental and competitive factors. During periods of economic downturn:

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

•	new disability insurance claims and claims on other specialized insurance products tend to rise;

•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment and disability levels;

•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits; and

In addition, general inflationary pressures may affect the costs of medical and dental care, as well as repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our preneed insurance policies, particularly those that are guaranteed to grow with the Consumer Price Index (“CPI”).

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

Investment returns are an important part of our overall profitability and significant fluctuations in the fixed income market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Our net investment income and net realized gains on investments collectively accounted for approximately 11% of our total revenues during the year ending December 31, 2006 and 9% of our total revenues during the year ending December 31, 2005. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information on our investment portfolio and related risks.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of some of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 76% of the fair value of our total investments as of December 31, 2006 and December 31, 2005. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information on the effect of fluctuations in interest rates.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because substantially all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our balance sheet. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments. As of December 31, 2006, mortgage-backed and other asset-backed securities represented $1,206,597, or 9.7%, of the fair value of our total investments.

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

In addition, our preneed insurance policies are generally whole life insurance policies with increasing death benefits. In extended periods of declining interest rates or high inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment earnings that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Inflation Risk” for additional information.

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

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and preferred stocks. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2006, fixed maturity securities represented 73% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

The Company currently invests in a small amount of equity securities (approximately 6% of the fair value of our total investments as of December 31, 2006). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of principal than our fixed maturity investments.

In addition, while we currently do not utilize derivative instruments to hedge or manage our interest rate or equity risk, we may do so in the future. Derivative instruments generally present greater risk than fixed income investments or equity investments because of their greater sensitivity to market fluctuations. Since August 1, 2003, we have been utilizing derivative instruments to manage the exposure to inflation risk created by our preneed insurance policies that are tied to the CPI. However, we would not be fully protected by the derivative instruments if there were a sharp increase in inflation on a sustained long-term basis which could have a material adverse effect on our results of operations and financial condition.

Our commercial mortgage loans and real estate investments subject us to liquidity risk.

Our commercial mortgage loans on real estate investments (which represented approximately 10% of the fair value of our total investments as of December 31, 2006) are relatively illiquid, thus increasing our liquidity risk. In addition, if we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most of our catastrophe claims in the past have related to homeowners and other personal lines coverages, which, for the year ended December 31, 2006, represented approximately 84% of our net earned premiums in our Assurant Specialty Property segment. In addition, as of December 31, 2006, approximately 37% of the insurance in force in our homeowners and other personal lines related to properties located in California, Florida and Texas. As a result of our creditor-placed homeowners and creditor-placed manufactured housing insurance products, which automatically provide coverage against an insured’s property being destroyed or damaged by various perils, our concentration in these areas may increase in the future. If other insurers withdraw coverage in these or other states, this may lead to adverse selection and increased utilization of our creditor-placed homeowners or creditor-placed manufactured housing insurance in these areas and may negatively impact loss experience. Adverse selection refers to the process by which an applicant who believes him or herself to be uninsurable, or at greater than average risk, seeks to obtain an insurance policy at a standard premium rate. Claims resulting from natural or man-made catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophes in the future.

Pre-tax catastrophe losses in excess of $5,000 (before the benefits of reinsurance) that we have experienced in recent years include (total losses do not include amounts paid in connection with the National Flood Insurance Program as we are only an administrator and have no risk under the Program):

•

total losses of approximately $339,000 incurred through December 31, 2005, in connection with Hurricanes Dennis, Katrina, Rita and Wilma. Total reinsurance recoveries related to these events were approximately $296,000; and

•

total losses of approximately $125,000 incurred through December 31, 2004, in connection with the four Florida hurricanes. Total reinsurance recoveries related to these events were approximately $34,000.

No liquidation in investments was required in connection with these catastrophes as the claims were paid from current cash flow, cash on hand or short-term investments.

In addition, our group life and health insurance operations could be materially impacted by catastrophes such as a terrorist attack, a natural disaster, a pandemic or an epidemic that causes a widespread increase in mortality or disability rates or that causes an increase in the need for medical care. If the severity of such an event were sufficiently high, it could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. In addition, with respect to our preneed insurance policies, the average age of policyholders is in excess of 73 years. This group is more susceptible to certain epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.

Some of our business segments may also face the loss of premium income due to a large scale business interruption caused by a catastrophe combined with legislative or regulatory reactions to the event. For example, following hurricanes in 2005, several states suspended premium payment or precluded insurers from canceling coverage in defined areas. While the premiums uncollected were immaterial, a more serious catastrophe combined with a similar legislative or regulatory response could materially impact our ability to collect premiums in connection with our liabilities and thereby have a material adverse effect on our results of operations and financial condition.

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

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Reinsurance for certain types of catastrophes generally could become unavailable for some of our businesses and has become more expensive. Due to these changes in the reinsurance market, our exposure to the risk of significant losses from natural or man-made catastrophes may hinder our ability to write future business.

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

In the past, we have sold businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our Fortis Financial Group (“FFG”) division to The Hartford Financial Services Group, Inc. (“The Hartford”) and in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. Most of the general account assets backing reserves coinsured with The Hartford and John Hancock are held in trusts that could aid in protecting us financially if The Hartford or John Hancock were to fail. However, such trusts have varying provisions regarding how fully funded they are required to be and how often they must be restored to such funded status. Therefore, protection from the trusts is only existent to the extent the coinsurance trusts are funded at the time of reinsurer default. Aside from the coinsurance, a portion of the assets backing FFG general account reserves and all of the FFG separate accounts remain on our balance sheet pursuant to modified coinsurance arrangements. In addition to the financial risk, we have the additional risk of becoming responsible for administering these businesses in the event of a default by either reinsurer. We do not have the administrative systems and capabilities to process this business today. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

Due to the structure of our commission program, we are exposed to the credit risk of some of our agents and our clients in Assurant Solutions and Assurant Specialty Property.

We advance agents’ commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. In addition, if SCI were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.

In addition, we are subject to the credit risk of the clients and/or agents with which we contract in Assurant Solutions and Assurant Specialty Property. If these parties fail to remit payments owed to us or fail to pass on payments they collect on our behalf, it could have an adverse effect on our results of operations.

A further decline in the manufactured housing market may adversely affect our results of operations and financial condition.

The manufactured housing industry has experienced a significant decline in both shipments and retail sales in the last seven years. The downturn in the manufactured housing industry is a result of several factors, including the impact of repossessions, the lack of retail financing, reduced resale values, and the consolidations of manufacturers and lenders of manufactured housing. In the year ended December 31, 2006, our sales of homeowners’ policies in the manufactured housing sector comprised 18% of Assurant Specialty Property’s net written premiums. If these downward trends continue, without diversification and growth in other manufactured housing product lines, our results of operations and financial condition may be adversely affected.

A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. The ratings reflect A.M. Best’s, Moody’s, and S&P’s opinions of our subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. The ratings are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. For more information on the specific A.M. Best, Moody’s, and S&P ratings of our domestic operating insurance subsidiaries, see “Item 1—Business—Ratings.”

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

Contracts representing approximately 23% of Assurant Solutions’ net earned premiums and fee income for the year ended December 31, 2006 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or not renew contracts if the subsidiaries’ ratings fall below these minimum or other acceptable levels. Under our ten-year marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

The failure to effectively maintain and modernize our information systems could adversely affect our business.

Our business is dependent upon the ability to keep up to date with technological advances. This is particularly important where our systems, including our ability to keep our systems integrated with those of our clients, are critical to the operation of our business. If we do not update our systems to reflect technological advancements or protect our systems, our relationships and ability to do business with our clients may be adversely affected.

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

A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our Assurant Health and Assurant Employee Benefits segments is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act (“HIPAA”), and certain activities conducted by our segments are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors, servicing companies, and clients. These obligations generally include protecting such confidential information to the same extent as we protect our own confidential information or in accordance with laws that govern our clients. The actions we take to protect such confidential information vary by business segment and may include, among other things, training and educating our employees regarding our obligations relating to confidential information, actively monitoring our record retention plans and any changes in state or federal privacy and compliance requirements, drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues, maintaining and utilizing appropriately secure storage facilities for tangible records, and limiting access, as appropriate, to both tangible records and to electronic information.

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

See “Risks Related to Our Industry—Costs of compliance with privacy and security laws could adversely affect our business and results of operations.”

Our inability to achieve our desired market positions may be significantly impaired if we do not find suitable acquisition candidates or new insurance ventures and even if we do, we may not successfully integrate any such acquired companies or successfully invest in such ventures, which could have an adverse effect on our results of operations.

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

The payment of dividends to us by any of our regulated operating subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. No assurance can be given that there will not be further regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. If the ability of insurance subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses. For more information on the maximum amount our subsidiaries could pay us in 2007 without regulatory approval, see “Item 5—Market For Registrants Common Equity and Related Stockholder Matters—Dividend Policy.”

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

In addition to the occasional employment-related litigation to which businesses are subject, we are a defendant in actions arising out of, and are involved in, various regulatory investigations and examinations relating to, our insurance and other related business operations. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes concerning past premiums charged by companies acquired by us for coverage that may have been based on factors such as race;

•	disputes relating to customers regarding the ratio of premiums to benefits in our various business segments;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes relating to certain excess of loss programs in the London markets;

•	disputes with taxation and insurance authorities regarding our tax liabilities;

•	disputes relating to certain businesses we have acquired or disposed of;

•	periodic examinations of compliance with applicable federal securities laws;

•	disputes relating to customers’ claims that the customer was not aware of the full cost of insurance or that insurance was in fact being purchased; and

•	industry-wide investigations regarding business practices including, but not limited to, the use of certain loss mitigation products and finite risk insurance.

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

Another focus of regulators has been the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. Some state regulators have made routine inquiries to some of our insurers regarding finite reinsurance. Additionally, as part of ongoing, industry-wide investigations, we received various subpoenas and requests from the SEC and the United States Attorney for the Southern District of New York in connection with various investigations into certain loss mitigation products and the use of finite risk insurance.

We are cooperating fully with these investigations and are complying with these requests. We conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and have provided information as requested. Based on our investigation to date, we have concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed. The Audit Committee of the Board of Directors, with the assistance of independent and Company counsel as it deemed appropriate, also completed its own investigation of the matters raised by the subpoenas, continues to respond to inquiries from the regulatory agencies and otherwise continues to fully cooperate with the regulatory agencies. The Audit Committee has not found any wrongdoing on the part of any of our officers.

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

In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and products, although we have no single competitor who competes against us in all of the business lines in which we operate. Assurant Solutions and Assurant Specialty Property have numerous competitors in their product lines, but we believe no other company participates in all of the same lines or offers comparable comprehensive capabilities. Competitors for both business segments include insurance companies, financial institutions and, in the case of preneed, regional insurers.

While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business. In Assurant Health, we believe the market is characterized by many competitors, and our main competitors include health insurance companies, HMOs and the Blue Cross/Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, competitors include benefits and life insurance companies, dental managed care entities and not-for-profit dental plans.

Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some may also have greater financial resources with which to compete. For example, many of our insurance products, particularly our group benefits and health insurance policies, are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future. In Assurant Solutions, as a result of state and federal regulatory developments and changes in prior years, certain financial institutions are now able to offer a product called debt protection which is similar to credit insurance and financial institutions are able to affiliate with other insurance companies to offer services similar to our own. This has resulted in new competitors with significant financial resources entering some of our markets. Assurant Solutions currently provides debt protection administration and as financial institutions gain experience with debt protection administration, their reliance on third party administrators may diminish.

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

Ongoing focus by the government and the National Association of Insurance Commissioners (“NAIC”) on certain industry practices, including but not limited to, broker contingent commissions and finite or financial reinsurance, has created negative publicity for some insurers and the reinsurance industry, including those seeking reinsurance covers.

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

Our non-insurance operations and certain aspects of our insurance operations are subject to federal and state regulation including state and federal consumer protection laws. Similarly, our foreign subsidiaries are subject to legislation in the countries in which they are domiciled. We face the challenge of conducting business in a multi-national setting with varying regulations.

Assurant Health is also required by some jurisdictions to provide coverage to persons who would not otherwise be considered eligible by insurers. Each of these jurisdictions dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction. Assurant Health is exposed to some risk of losses in connection with mandated participation in such programs in those jurisdictions in which they are still effective. HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. See also “—Risks Related to Our Industry—Costs of compliance with privacy and security laws could adversely affect our business and results of operations.” If regulatory requirements impede our ability to raise premium rates, utilize new policy forms or terminate, deny or cancel coverage in any of our businesses, our results of operations and financial condition could be materially adversely affected.

The capacity for an insurance company’s growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by Statutory Accounting Practices (“SAP”) and procedures, is considered important by insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement, action by regulatory authorities or a downgrade by rating agencies.

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

•	restriction of solicitation of preneed insurance consumers by funeral board laws.

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

With respect to Assurant Specialty Property, federal legislative proposals regarding National Catastrophe Insurance, if adopted, could reduce the business need for some of the property and casualty related products provided by Assurant Specialty Property.

The NAIC has adopted the Annual Financial Reporting Model Act (which prior to revision was known as the Model Audit Rule), that, when adopted by states, will impose internal controls similar to those mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (which we refer to as SOX 404), with some differences for insurance companies. The latest date of adoption by any state, as prescribed by the NAIC, is 2010. These SOX 404 type controls will add an additional layer of internal review for insurer financial statements and subject insurers to varying levels of review by state insurance regulators. This could result in potential exposure for fines and penalties for non-compliance. In addition, the NAIC is considering changes in statutory accounting principles, which may negatively impact insurer financial reporting requirements and the profitability of insurance operations on a statutory basis.

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

It is difficult to predict the effect of the current investigations in connection with insurance industry practices. See the preceding section entitled “—Our business is subject to risks related to litigation and regulatory actions.”

Costs of compliance with privacy and security laws could adversely affect our business and results of operations.

State privacy laws, particularly those with “opt-in” clauses, or provisions that enable an individual to elect information sharing instead of being automatically included, can affect all our businesses. These laws make it harder for our affiliated businesses to share information for marketing purposes, such as generating new sales leads and participating in joint marketing arrangements.

Similarly, the federal and various state “do not solicit” lists could pose a litigation risk to Assurant Solutions. Even an inadvertent failure to comply with consumers’ requests to be added to the “do not solicit” list could result in litigation.

HIPAA and the implementing regulations that have been adopted impose obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA also establishes requirements for maintaining the confidentiality and security of individually identifiable health information and standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. There are new provisions relating to the National Provider Identification Number that our health and dental businesses are working to comply with by May 2007. As have other entities in the health care industry, we have incurred and will continue to incur substantial costs in complying with the requirements of the HIPAA regulations.

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

Beginning in early 2005, several large organizations became subjects of intense public scrutiny due to high-profile data security breaches involving sensitive financial and health information. These events focused national attention on identity theft and the duty of organizations to notify impacted consumers in the event of a data security breach. Several federal bills are pending in Congress and currently 27 states have passed legislation requiring customer notification in the event of a data security breach. Most state laws take their lead from recently enacted California Civil Code Section 1798.82, which requires businesses that conduct business in California to disclose any breach of security to any resident whose unencrypted data is believed to have been disclosed. Several significant legal, operational and reputational risks exist with regard to data breach and customer notification. Federal pre-emption relating to this issue may reduce our compliance costs. Nonetheless, a breach of data security requiring public notification can result in regulatory fines, penalties or sanctions, civil lawsuits, loss of reputation, loss of customers and reduction of our profitability.

Risks Related to Our Relationship with Fortis

Fortis continues to be a significant stockholder of the Company, which gives them the right to register their shares and the ability to influence the market price of our stock.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. Fortis owned 22,999,130 shares of our common stock as of December 31, 2006, or approximately 19% of our outstanding common stock. All of these shares are subject to the terms of the exchangeable bonds, due January 26, 2008, that were sold by Fortis concurrently with the closing of our secondary offering on January 21, 2005. However, Fortis could choose not to exchange its shares for the bonds. If the exchangeable bonds are not exchanged for shares of our common stock, Fortis could retain its existing ownership interest in our Company. In that case, under the terms of a Registration Rights Agreement, dated as of February 10, 2004, as amended on January 10, 2005, Fortis would have the right to affect the registration of such shares of our common stock, making them freely tradable in the public market. Sales of a large number of these shares by Fortis at any time could have an adverse effect on the market price of our common stock. Additionally, Fortis would continue to be represented on our Board of Directors.

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

In connection with Fortis Bank’s establishment of U.S. branches, staff of the Federal Reserve inquired as to whether certain of our activities are financial in nature under Section 4(k) of the BHCA. In light of the Fortis Group’s contemplated divestiture of our shares, this inquiry was suspended at the Fortis Group’s and our request. To the extent that any of our activities might be deemed not to be financial in nature under Section 4(k), the Fortis Group may rely on an exemption in Section 4(a)(2) of the BHCA that permits the Fortis Group to continue to hold interests in companies engaged in activities that are not financial in nature for an initial period of two years and, with Federal Reserve approval for each extension, for up to three additional one-year periods. The Federal Reserve also has the discretion to permit the Fortis Group to hold such interests after the five-year period under certain provisions other than Section 4(a)(2). The initial two-year period under Section 4(a)(2) expired on December 2, 2004. The first one-year extension expired on December 2, 2005 and the second one-year extension expired on December 2, 2006. The Fortis Group has obtained an additional one-year extension of the divestiture period through December 2, 2007, and has informed the Federal Reserve that the divestiture is scheduled to be completed early in 2008. Further, the Fortis Group has committed to notify the Federal Reserve within 10 days of the consummation of the divestiture.

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

State laws and our certificate of incorporation and by-laws may also make it difficult for stockholders to replace or remove our directors. These provisions may facilitate director entrenchment, which may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

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

Before a person can acquire control of an insurance company in the U.S. and certain other countries, prior written approval must be obtained from the insurance commissioner of the jurisdiction where the insurer is domiciled. For example, generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. However, the State of Florida, in which certain of our insurance subsidiaries are domiciled, defines control as 5% or more. Because a person acquiring 5% or more of our common stock would indirectly control the same percentage of the stock of our Florida subsidiaries, the insurance change of control laws of Florida would apply to such transaction and at 10%, the laws of many other states would likely apply to such a transaction. Prior to granting approval of an application to acquire control of a domestic insurer, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

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

From time to time, the stock price and the number of shares traded of companies in the insurance industry experience periods of significant volatility. Company-specific issues and developments generally in the insurance industry and in the regulatory environment may cause this volatility. Our stock price may fluctuate in response to a number of events and factors, including:

•	quarterly variations in operating results;

•	natural disasters, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or publicity relating to us or our competitors or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our financial strength ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies; and

•	increases in minimum capital, reserves and other financial viability requirements.

In addition, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own seven properties, including five buildings that serve as headquarters locations for our operating business segments and two buildings that serve as operation centers for Assurant Solutions and Assurant Specialty Property. Assurant Solutions and Assurant Specialty Property share headquarters buildings located in Miami, Florida and Atlanta, Georgia and Assurant Specialty Property has operation centers located in Florence, South Carolina and Springfield, Ohio. Assurant Solution’s preneed business also has a headquarters building in Rapid City, South Dakota. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. We lease office space for various offices and service centers located throughout the United States and internationally, including our New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

We are regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While we cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect individually or in the aggregate on our financial position or results of operations.

As part of ongoing, industry-wide investigations, we have received various subpoenas and requests from the SEC and the United States Attorney for the Southern District of New York in connection with various investigations into certain loss mitigation products and the use of finite risk insurance. We are cooperating fully with these investigations and are complying with these requests.

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

The Audit Committee of the Board of Directors, with the assistance of independent and Company counsel as it deemed appropriate, also completed its own investigation of the matters raised by the subpoenas, continues to respond to inquiries from the regulatory agencies and otherwise continues to fully cooperate with the regulatory agencies. The Audit Committee has not found any wrongdoing on the part of any of our officers.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the stockholders of Assurant, Inc. during the fourth quarter of 2006.

PART II

Item 5. Market of Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends) on our common stock from February 4, 2004 (the date of the initial public offering of our common stock) through December 31, 2006 with the total stockholder returns for the S&P 400 Midcap Index, as the broad equity market index, and the S&P 400 Multi-Line Insurance Index and S&P 500 Multi-Line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on February 4, 2004 and that all dividends were reinvested.

Total Return To Stockholders

(Includes reinvestment of dividends)

	Base Period 2/4/04	INDEXED RETURNS Six Months Ending
Company / Index		6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06
Assurant Inc.	100	120.24	139.95	166.08	200.87	224.40	257.13
S&P 400 Midcap Index	100	104.98	115.27	119.71	129.75	135.25	143.14
S&P 500 Multi-line Insurance Index	100	102.84	97.20	89.54	105.73	95.80	113.74
S&P 400 Multi-line Insurance Index	100	104.12	107.80	118.63	128.89	134.71	156.93

		RETURN PERCENTAGE Six Months Ending
Company / Index		6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06
Assurant Inc		20.24	16.38	18.68	20.95	11.71	14.58
S&P 400 Midcap Index		4.98	9.80	3.85	8.38	4.24	5.83
S&P 500 Multi-line Insurance Index		2.84	-5.49	-7.88	18.09	-9.39	18.73
S&P 400 Multi-line Insurance Index		4.12	3.54	10.04	8.65	4.51	16.49

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ”. The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2006	High	Low	Dividends
First Quarter	$49.80	$42.80	$0.08
Second Quarter	$51.68	$45.12	$0.10
Third Quarter	$54.10	$46.73	$0.10
Fourth Quarter	$56.76	$52.20	$0.10

Year Ended December 31, 2005	High	Low	Dividends
First Quarter	$35.01	$29.70	$0.07
Second Quarter	$36.41	$31.90	$0.08
Third Quarter	$38.96	$35.60	$0.08
Fourth Quarter	$44.68	$35.79	$0.08

Equity Compensation Plan Information

The following table shows aggregate information, as of December 31, 2006, with respect to compensation plans under which equity securities of Assurant are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,574,655	$32.35	7,332,252
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,574,655	$32.35	7,332,252

Holders

On February 15, 2007, there were approximately 495 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 15, 2007 was $54.64.

Shares Repurchased

Period in 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January 1 – January 31	450,200	$44.33	450,200	8,183,435
February 1 – February 28	416,600	$44.49	416,600	7,868,909
March 1 – March 31	550,000	$46.38	550,000	6,735,802

Total first quarter	1,416,800	$45.17	1,416,800

April 1 – April 30	475,000	$48.86	475,000	6,405,065
May 1 – May 31	475,000	$49.90	475,000	5,827,145
June 1 – June 30	1,190,000	$47.67	1,190,000	4,712,978

Total second quarter	2,140,000	$48.43	2,140,000

July 1 – July 31	1,040,000	$48.21	1,040,000	3,694,683
August 1 – August 31	1,101,000	$50.14	1,101,000	2,386,228
September 1 – September 30	940,000	$52.95	940,000	1,366,775

Total third quarter	3,081,000	$50.34	3,081,000

October 1 – October 31	1,030,000	$53.88	1,030,000	332,469
November 1 – November 30	430,100	$54.79	430,100	10,806,791
December 1 – December 31	366,316	$55.65	366,316	10,381,092

Total fourth quarter	1,826,416	$54.45	1,826,416

Total through December 31	8,464,216		8,464,216	10,381,092

(1)	On November 11, 2005, the Company’s Board of Directors approved a stock repurchase program under which the Company could repurchase $400,000 of its outstanding stock. On November 21, 2006, the Company reached the $400,000 threshold under this program. On November 10, 2006, the Company’s Board of Directors approved another stock repurchase program under which the Company may repurchase up to an additional $600,000 of its outstanding common stock.

Dividend Policy

On February 15, 2007, we announced that our Board of Directors declared a quarterly dividend of $0.10 per common shares payable on March 12, 2007 to stockholders of record as of February 26, 2007. We paid dividends of $0.08 per common share on March 7, 2006, $.10 per common share on June 13, 2006, $.10 per common share on September 12, 2006 and $.10 per common share on December 11, 2006. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.” For the calendar year 2007, the maximum amount of dividends that our regulated U.S. domiciled insurance subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $476,070. Dividends were paid by our subsidiaries totaling $554,270 through December 31, 2006.

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

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data Assurant, Inc.

	As of and for the years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share amounts and per share data)
Consolidated Statement of Operations Data:

Revenues
Net earned premiums and other considerations	$6,843,775	$6,520,796	$6,482,871	$6,156,772	$5,681,596
Net investment income	736,686	687,257	634,749	607,313	631,828
Net realized gains (losses) on investments	111,865	8,235	24,308	1,868	(118,372)
Amortization of deferred gain on disposal of businesses	37,300	42,508	57,632	68,277	79,801
(Loss)/Gain on disposal of businesses	—	—	(9,232)	—	10,672
Fees and other income	340,958	238,879	220,386	241,988	246,675

Total revenues	8,070,584	7,497,675	7,410,714	7,076,218	6,532,200

Benefits, losses and expenses
Policyholder benefits	3,538,947	3,707,809	3,839,769	3,657,763	3,435,175
Amortization of deferred acquisition costs and value of businesses acquired	1,185,113	926,608	820,456	834,662	732,010
Underwriting, general and administrative expenses	2,189,539	2,146,392	2,155,980	2,004,481	1,876,222
Interest expense	61,243	61,258	56,418	1,175	—
Distributions on mandatorily redeemable preferred securities	—	—	2,163	112,958	118,396
Interest premium on redemption of preferred securities	—	—	—	205,822	—

Total benefits, losses and expenses	6,974,842	6,842,067	6,874,786	6,816,861	6,161,803

Income before income taxes and cumulative effect of change in accounting principle	1,095,742	655,608	535,928	259,357	370,397
Income taxes	379,871	176,253	185,368	73,705	110,657

Net income before cumulative effect of change in accounting principle	715,871	479,355	350,560	185,652	259,740
Cumulative effect of change in accounting principle (1)	1,547	—	—	—	(1,260,939)

Net income (loss)	$717,418	$479,355	$350,560	$185,652	$(1,001,199)

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$5.65	$3.53	$2.53	$1.70	$2.38
Cumulative effect of change in accounting principle	0.01	—	—	—	(11.55)

Net income (loss)	$5.66	$3.53	$2.53	$1.70	$(9.17)

Diluted
Net income before cumulative effect of change in accounting principle	$5.56	$3.50	$2.53	$1.70	$2.38
Cumulative effect of change in accounting principle (1)	0.01	—	—	—	(11.55)

Net income (loss)	$5.57	$3.50	$2.53	$1.70	$(9.17)

Dividends per share	$0.38	$0.31	$0.21	$1.66	$0.38

Share Data:
Weighted average shares outstanding used in per share calculations	126,846,990	135,773,551	138,358,767	109,222,276	109,222,276
Plus: Dilutive securities	1,965,823	1,171,759	108,797	—	—

Weighted average shares used in diluted per share calculations	128,812,813	136,945,310	138,467,564	109,222,276	109,222,276

	As of and for the years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share amounts and per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$13,416,817	$13,371,392	$12,955,128	$12,302,585	$10,694,772
Total assets	$25,165,148	$25,365,453	$24,548,106	$24,093,444	$22,257,699
Policy liabilities (2)	$14,608,402	$14,391,691	$13,471,716	$12,932,661	$12,388,623
Debt	$971,774	$971,690	$971,611	$1,750,000	$—
Mandatorily redeemable preferred securities	$—	$—	$—	$196,224	$1,446,074
Mandatorily redeemable preferred stock	$22,160	$24,160	$24,160	$24,160	$24,660
Total stockholder’s equity	$3,832,597	$3,699,559	$3,635,431	$2,632,103	$2,555,059

Per Share Data:
Total book value per share (3)	$31.26	$28.33	$26.01	$24.10	$23.39

(1)	On January 1, 2006, we adopted FAS 123R. As a result, we recognized a cumulative adjustment of $1,547. On January 1, 2002, we adopted FAS 142. As a result, we recognized a non-cash goodwill impairment charge of $1,260,939.
(2)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(3)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2006, 2005 and 2004 there were 122,618,317, 130,591,834 and 139,766,177 shares, respectively, of common stock outstanding. At December 31, 2003 and 2002, there were 109,222,276 shares of common stock outstanding.

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

General

On April 1, 2006, the Company separated its Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment. Segment income statements for the years ended December 31, 2005 and 2004 have been recast to reflect the new segment reporting structure.

We report our results through five segments: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held, interest income from excess surplus of insurance subsidiaries not allocated to other segments, run-off Asbestos business, and additional costs associated with excess of loss reinsurance and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the portions of the sales of FFG and LTC. FFG and LTC were sold through reinsurance agreements as described below.

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

Revenues

We generate our revenues primarily from the sale of our insurance policies and, to a lesser extent, fee income by providing administrative services to certain clients. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income. In late 2000, the majority of Assurant Solutions’ domestic credit insurance clients began a transition from the purchase of our credit insurance products, from which we earned premium revenue, to debt protection administration programs, from which we earn fee income. Debt protection administration programs include services for non-insurance products that cancel or defer the required monthly payment on outstanding loans when covered events occur.

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

Expenses

Our expenses are primarily policyholder benefits, selling, underwriting and general expenses and interest expense.

Our profitability depends in large part on accurately predicting policyholder benefits, claims and other costs, including medical and dental costs. It also depends on our ability to manage future policyholder benefit and other costs through product design, underwriting criteria, utilization review or claims management catastrophe reinsurance coverage and, in health and dental insurance, negotiation of favorable provider contracts. Changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our business, results of operations and financial condition.

Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (“DAC”) and value of businesses acquired (“VOBA”) and general operating expenses. For a description of DAC and VOBA, see Notes 2, 9 and 11 of the Notes to Consolidated Financial Statements included elsewhere in this report.

At December 31, 2006 and December 31, 2005, we had $993,934 and $995,850, respectively of debt and mandatorily redeemable preferred stock. This has had an impact on our annual interest and dividend costs.

Dispositions of Businesses

Our results of operations were affected by the following dispositions:

On November 9, 2005, the Company signed an agreement with Forethought to sell via reinsurance new preneed insurance polices written as of October 1, 2005 in the United States via independent funeral homes and funeral home chains other than those owned and operated by SCI. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact preneed’s Independent—Canada operation or SCI distribution channels.

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

The following table provides reserve information by our major lines of business for the years ended December 31, 2006 and 2005:

	December 31, 2006				December 31, 2005
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$3,031,487	$3,339	$10,599	$3,094	$2,902,918	$3,616	$11,476	$3,443
Life insurance no longer offered	502,406	784	1,356	467	513,426	820	1,612	517
Universal life and other products no longer offered	331,257	1,537	263	8,289	346,928	1,699	339	7,128
FFG and LTC disposed businesses	2,743,154	45,129	262,960	34,743	2,724,575	46,956	218,311	15,243
Medical	152,954	23,827	34,454	43,602	172,441	31,650	50,866	45,926
All other	5,085	504	11,532	7,213	4,566	608	8,548	7,926
Short Duration Contracts:
Group term life	—	6,787	327,180	53,221	—	6,207	331,040	58,953
Group disability	—	2,195	1,362,594	156,296	—	2,110	1,330,091	168,825
Medical	—	95,651	123,736	192,394	—	89,776	143,379	180,727
Dental	—	3,796	4,746	19,873	—	4,226	4,631	23,332
Property and Warranty	—	1,488,253	195,306	296,336	—	1,261,145	415,654	531,364
Credit Life and Disability	—	494,113	125,909	93,261	—	571,723	154,964	120,279
Extended Service Contract	—	2,179,345	3,075	32,462	—	1,784,292	6,726	27,900
All other	—	84,633	3,251	3,954	—	46,786	3,694	2,329

Total	$6,766,343	$4,429,893	$2,466,961	$945,205	$6,664,854	$3,851,614	$2,681,331	$1,193,892

For a description of our reserving methodology, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

Risks related to the reserves recorded for contracts from FFG and LTC disposed businesses have been 100% ceded via reinsurance. While the Company has not been released from the contractual obligation to the policyholders, changes in and deviations from economic and mortality assumptions used in the calculation of these reserves will not directly affect the Company unless there is a default by the assuming reinsurer. We have sold these businesses through reinsurance.

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

Group Disability and Group Term Life

Case or claim reserves are set for active individual claims on group long term disability policies and for disability waiver of premium benefits on group term life policies. Assumptions considered in setting such reserves include disabled life mortality and claim recovery rates, claim management practices, awards for social security and other benefit offsets and yield rates earned on assets supporting the reserves. Group long term disability and group term life waiver of premium reserves are discounted because the payment pattern and ultimate cost are fixed and determinable on an individual claim basis.

Factors considered when setting IBNR reserves include patterns in elapsed time from claim incidence to claim reporting, and elapsed time from claim reporting to claim payment.

Key sensitivities for group long-term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable

Group disability, discount rate decreased by 100 basis points	$1,589,249	Group disability, claim termination rate 10% lower	$1,570,982

Group disability, as reported	$1,518,890	Group disability, as reported	$1,518,890

Group disability, discount rate increased by 100 basis points	$1,452,698	Group disability, claim termination rate 10% higher	$1,470,360

The discount rate is also a key sensitivity for group term life waiver of premium reserves.

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$388,123
Group term life, as reported	$380,401
Group life, discount rate increased by 100 basis points	$372,212

Medical

IBNR reserves represent the largest component of reserves estimated for claims and benefits payable in our Medical line of business, and the primary methods we use in their estimation are the loss development method and the projected claim method for recent claim periods. Under the loss development method, we estimate ultimate losses for each incident period by multiplying the current cumulative losses by the appropriate loss development factor. Under the projected claim method, we use ultimate loss ratios when development methods do not provide enough data to reliably estimate reserves. In addition, we use variations on each method as well as a blend of the two. The primary variation is the use of projected claims using differing experience periods. We primarily use these two methods in our Medical line of business because of the limitations of relying exclusively on a single method.

We develop the best estimate of expected outstanding liabilities for medical IBNR reserves using generally accepted actuarial principles. The various product lines are evaluated using experience data of sufficient detail to allow for the compilation of historical loss patterns including but not limited to claim lag factors, projected claims per member and restated development factors. If sufficient experience data is not available, experience data from other similar blocks may be used. Industry data as well as data from consulting actuaries provide additional benchmarks when historical experience is too limited. This information is used to provide a range in which the expected outstanding liabilities may fall. The selection of the ultimate loss estimate varies by product line as the credibility of certain methods differs depending upon the in-force volume, the product’s claim volatility and the method itself. The selection is also influenced by other available information that may indicate that historical experience data may not be appropriate to use for current liability estimates. Examples of such information include but are not limited to changes in claims inventory levels, changes in provider negotiated rates or cost savings initiatives, increasing or decreasing medical cost trends, product changes and demographic changes in the underlying insured population.

The development of prior period estimates are also reviewed to assist in establishing the current period’s loss reserves. The short claim lag time inherent in many of our Medical products allows for emerging trends to be identified quickly.

We evaluate all pertinent information and indicated ranges using experience and actuarial judgment to establish our best estimate for the associated liabilities.

A key sensitivity is the loss development factors used. Loss development factors selected take into consideration claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

	Claims and Benefits Payable
Medical, loss development factors 1% lower	$342,130	*
Medical, as reported	$316,130
Medical, loss development factors 1% higher	$295,130

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 84% of medical claims are paid within four months of the incurred date.

None of the changes in incurred claims from prior years in our Medical line of business, and the related downward revisions in our Medical estimated reserves, were attributable to any change in our reserve methods or assumptions.

Property and Warranty

We develop the best estimate of loss reserves for our Property and Warranty line of business on a product line basis using generally accepted actuarial principles. Our Property and Warranty line of business includes creditor-placed homeowners, manufactured housing homeowners, credit property, credit unemployment and warranty insurance and some longer-tail coverages (e.g., asbestos, environmental, other general liability and personal accident). Our Property and Warranty loss reserves consist of case reserves, IBNR and development on case reserves. The method we most often use in setting our Property and Warranty reserves is the loss development method. Under this method, we estimate ultimate losses for each accident period by multiplying the current cumulative losses by the appropriate loss development factor. We then calculate the reserve as the difference between the estimate of ultimate losses and the current case-incurred losses (paid losses plus case reserves). We select loss development factors based on a review of historical averages, and we consider recent trends and business specific matters such as current claims payment practices.

The loss development method involves aggregating loss data (paid losses and case-incurred losses) by accident quarter (or accident year) and accident age in quarters (or years) for each product or product grouping. As the data ages, we compile loss development factors that measure emerging claim development patterns between reporting periods. By selecting the most appropriate loss development factors, we project the known losses to an ultimate incurred basis for each accident period.

The data is analyzed at a minimum using four different loss development methods by product or product grouping: a) annual paid losses, b) annual case-incurred losses, c) quarterly paid losses and d) quarterly case-incurred losses. Also, in addition to the above, some product groupings are analyzed using the expected loss ratio and Bornhuetter-Ferguson loss development methods.

Each of these reserve methodologies produces an indication of the loss reserves for the product or product grouping. The process to select the best estimate differs across lines of business. The single best estimate is determined based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions,

•	the quality and applicability of historical data – whether it be internal or industry data,

•	current and future market conditions – the economic environment will often impact the development of loss triangles,

•	the extent of data segmentation – data should be homogenous yet credible enough for loss development methods to apply, and

•	the past variability of loss estimates – the loss estimates on some product lines will vary from actual loss experience more than others.

We review operational and claims activity to gather additional pertinent information. After reviewing all additional pertinent information, a final IBNR amount for each product grouping is selected. We may use other methods depending on data credibility and product line. We use the estimates generated by the various methods to establish a range of reasonable estimates. The best estimate of Property and Warranty reserves is generally selected from the middle to upper end of the third quartile of the range of reasonable estimates.

Most of our credit insurance business is written on a retrospective commission basis, which permits management to adjust commissions based on claims experience. Thus, any adjustment to prior years’ incurred claims in this line of business is largely offset by a change in contingent commissions which is included in the selling, underwriting and general expenses line in our results of operations.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2006 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2006	Change in cost of claims occurring in 2006
3% higher	$521,724	$29,949
2% higher	$511,643	$19,868
1% higher	$501,660	$9,885
Base scenario	$491,642	$—
1% lower	$481,890	$(9,885)
2% lower	$471,907	$(19,868)
3% lower	$461,826	$(29,949)

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

Acquisition costs relating to group term life, group disability and group dental consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

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

The Company monitors its investment portfolio to identify investments that may be other than temporarily impaired. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Reinsurance recoverables	$3,914,972	$4,447,810

We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,728,216 and $2,440,480 at December 31, 2006 and 2005, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2006	2005
	(in thousands)
Ceded future policyholder benefits and expense	$2,635,445	$2,565,223
Ceded unearned premium	637,447	691,787
Ceded claims and benefits payable	577,052	928,882
Ceded paid losses	65,028	261,918

Total	$3,914,972	$4,447,810

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

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$6,843,775	$6,520,796	$6,482,871
Net investment income	736,686	687,257	634,749
Net realized gains on investments	111,865	8,235	24,308
Amortization of deferred gains on disposal of businesses	37,300	42,508	57,632
Loss on disposal of businesses	—	—	(9,232)
Fees and other income	340,958	238,879	220,386

Total revenues	8,070,584	7,497,675	7,410,714

Benefits, losses and expenses:
Policyholder benefits	(3,538,947)	(3,707,809)	(3,839,769)
Selling, underwriting and general expenses(1)	(3,374,652)	(3,073,000)	(2,976,436)
Interest expense	(61,243)	(61,258)	(56,418)
Distributions on preferred securities	—	—	(2,163)

Total benefits, losses and expenses	(6,974,842)	(6,842,067)	(6,874,786)

Income before income taxes and cumulative effect of change in accounting principle	1,095,742	655,608	535,928
Income taxes	(379,871)	(176,253)	(185,368)

Net income before cumulative effect of change in accounting principle	715,871	479,355	350,560
Cumulative effect of change in accounting principle	1,547	—	—

Net income	$717,418	$479,355	$350,560

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

The following discussion provides a high level analysis of how the consolidated results were affected by our four operating business segments and our Corporate and Other segment. Please see the results of operations discussion for each of these segments contained in this document for more detailed analysis of the fluctuations.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net income increased $238,063, or 50%, to $717,418 for the twelve months ended December 31, 2006 from $479,355 for the twelve months ended December 31, 2005. The increase was primarily driven by an increase in Assurant Specialty Property’s creditor-placed homeowners business net earned premiums, fee income, improved loss experience and the lack of significant catastrophes in 2006. Assurant Solutions also contributed to the increase in net income primarily due to higher fee income from a $40,500 (after tax) legal settlement, growth in the extended service contract business and one-time fee income recognized from a closed block of extended service contract business. Corporate and Other also contributed to the increase in net income primarily due to higher net realized gains due to $63,900 (after tax) from the sale of our investment in PHCS. The $1,547 cumulative effect of change in accounting principle is a result of adopting FAS 123R and reflects the difference between compensation expense that would have been recognized using actual forfeitures and compensation expense that would have been recognized using expected forfeitures.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income increased $128,795, or 37%, to $479,355 for the twelve months ended December 31, 2005 from $350,560 for the twelve months ended December 31, 2004. The increase was primarily driven by Assurant Specialty Property’s creditor-placed homeowners business with lower net catastrophe losses, improved loss experience absent catastrophes and increased net earned premiums. Assurant Solutions also contributed to the increase in net income primarily due to an increase in net investment income and fee and other income. Also adding to this increase was a lower benefit loss ratio in Assurant Health’s small employer group business and the release of previously provided tax accruals due to the resolution of IRS audits in Corporate and Other. Offsetting these increases was a strengthening of reserve accruals of approximately $40,300 (after-tax) on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997 in Corporate and Other.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$2,371,605	$2,220,145	$2,205,988
Net investment income	392,510	371,565	318,705
Fees and other income	221,751	132,730	113,515

Total revenues	2,985,866	2,724,440	2,638,208

Benefits, losses and expenses:
Policyholder benefits	(998,770)	(1,046,900)	(1,094,884)
Selling, underwriting and general expenses	(1,689,776)	(1,477,505)	(1,413,562)

Total benefits, losses and expenses	(2,688,546)	(2,524,405)	(2,508,446)

Segment income before income tax	297,320	200,035	129,762
Income taxes	(98,427)	(66,888)	(39,044)

Segment income after tax	$198,893	$133,147	$90,718

Gross written premiums for selected product groupings: (1)
Domestic Credit	$714,791	$767,466	$853,011
International Credit	$680,097	$647,467	$594,646
Domestic Extended Service Contracts (2)	$1,258,292	$1,120,227	$960,352
International Extended Service Contracts (2)	$341,886	$247,506	$73,103
Preneed (Face Sales)	$433,510	$542,512	$582,197

(1)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.
(2)	Extended Service Contracts includes warranty contracts for products such as personal computers, consumer electronics and appliances.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income increased by $65,746, or 49%, to $198,893 for the twelve months ended December 31, 2006 from $133,147 for the twelve months ended December 31, 2005. The increase in segment net income was primarily due to a legal settlement resulting in $40,500 (after tax) of other income and $5,041 (after tax) of one-time fee income recognized from a closed block of extended service contract business. This was partially offset by $3,363 (after tax) of lower investment income from real estate partnerships. Absent these events the Solutions’ segment net income increased by $23,568, or 18%, which is primarily attributable to higher fee income resulting from growth in our extended service contract business and an increase in investment income primarily due to an increase in average invested assets.

Total Revenues

Total revenues increased by $261,426 or 10%, to $2,985,866 for the twelve months ended December 31, 2006 from $2,724,440 for the twelve months ended December 31, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $151,460. This increase is primarily attributable to higher net earned premiums in our extended service contract and international businesses. These increases are partially offset by the decrease in the net earned premium in our Preneed business due to the sale of the Independent-U.S. distribution channel as well as decreases in other runoff businesses. The increase in revenues was also due to an increase in fees and other income of $89,021, primarily driven by a legal settlement of $62,300 and continued growth from our extended service contract business, including $7,756 of one-time fee income from a closed block of extended service contract business. The legal settlement is with a former customer and was first disclosed as a pending legal judgment in our 2004 10-K. We are anticipating a reduction in fee income in 2007 due to the loss of a large debt deferment client. This client contributed approximately $18,000 of fee income in 2006. Net investment income increased by $20,945, or 6%, primarily due to higher average invested assets from growth in our extended service contract businesses both domestically and abroad.

We experienced sales growth in most of our core product lines, with the exception of our domestic credit and Preneed businesses. Gross written premiums in our domestic credit business decreased by $52,675 due to the continued decline of this product line. Gross written premiums from our international credit business increased by $32,630 due to growth in our expansion countries. Gross written premiums in our domestic extended service contract business increased by $138,065 due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased by $94,380, mainly due to the continued growth of a client signed in late 2004. We also experienced a decrease in our preneed businesses due to the sale of the U.S. Independent distribution channel in November 2005.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $164,141, or 7%, to $2,688,546 for the twelve months ended December 31, 2006 from $2,524,405 for the twelve months ended December 31, 2005. This increase was primarily due to an increase in selling, underwriting and general expenses of $212,271. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $187,036 primarily due to the associated increase in revenues and the change in the mix of business. Commissions increased due to higher commission rates on our increasing extended service contract business versus lower commission rates on the decreasing U.S. Independent Preneed business. General expenses increased by $25,235 due to higher expenses directly related to the growth of the business. Policyholder benefits decreased by $48,130 primarily as a result of the sale via reinsurance of the U.S. Independent Preneed channel and lower policyholder benefits attributable to the termination of a block of accidental death business. This was offset by an increase in extended service contract policyholder benefits, mostly from growth in the business.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Income

Segment net income increased by $42,429, or 47%, to $133,147 for the twelve months ended December 31, 2005 from $90,718 for the twelve months ended December 31, 2004. The increase in segment net income is primarily attributable to an increase in investment income driven by the increased invested assets as a result of growth in our domestic and international extended service contract business combined with $6,116 (after tax) of additional investment income from a real estate partnership. The growth in our extended service contract and international products fee income also contributed to an increase in segment net income.

Total Revenues

Total revenues increased by $86,232, or 3%, to $2,724,440 for the twelve months ended December 31, 2005 from $2,638,208 for the twelve months ended December 31, 2004. This increase is primarily due to an increase in net investment income of $52,860, or 17%. The increase was a result of an increase in the average portfolio yield and average invested assets, combined with income from a real estate partnership transaction of $9,409 and approximately $7,300 of non-recurring investment income items in 2005. Also contributing to the increase was an increase in fee income of $19,215, or 17%, mainly due to growth in our extended service contract and debt deferment products. Net earned premiums and other considerations increased by $14,157, or 1%, primarily from higher net earned premiums in our extended service contract and international products, partially offset by the continued decline of our domestic credit insurance products and the decrease in net earned premiums in our Preneed business due to the sale of the Preneed Independent-U.S. distribution channel.

We experienced sales growth in all of our core product groupings, with the exception of our domestic credit and Preneed businesses. Gross written premiums in our domestic credit products decreased by $85,545, or 10%, due to the continued decline of this product line. Gross written premiums from our international credit products increased by $52,821, or 9%, due to our focus on international expansion. Gross written premiums in our domestic extended service contract products increased by $159,875, or 17%, due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract products increased by $174,403, or over 100%, mainly due to the signing of a new client in Canada in late 2004.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $15,959 or 1%, to $2,524,405 for the twelve months ended December 31, 2005 from $2,508,446 for the twelve months ended December 31, 2004. This increase was primarily due to an increase in selling, underwriting and general expenses of $63,943. Commission, taxes, licenses and fees, of which amortization of DAC is a component, increased by $45,207 primarily due to the associated increase in revenues, partially offset by lower premium taxes attributable to the change in the mix of business. General expenses increased by $18,736 due to growth in the business, severance and costs related to the sale of the Independent-U.S. distribution channel, and increased expenses related to SOX 404. This increase was offset by a decrease in policyholder benefits of $47,984, or 4%, primarily attributable to a decline in policyholder benefits associated with the sale of the Independent-U.S. distribution channel.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,208,311	$858,848	$768,773
Net investment income	74,501	61,953	72,546
Fees and other income	49,424	38,159	37,013

Total revenues	1,332,236	958,960	878,332

Benefits, losses and expenses:
Policyholder benefits	(408,721)	(317,507)	(363,926)
Selling, underwriting and general expenses	(553,452)	(422,999)	(401,327)

Total benefits, losses and expenses	(962,173)	(740,506)	(765,253)

Segment income before income tax	370,063	218,454	113,079
Income taxes	(128,942)	(75,227)	(38,138)

Segment income after tax	$241,121	$143,227	$74,941

Net earned premiums and other considerations by major product groupings:
Homeowners (Creditor Placed and Voluntary)	$753,169	$443,526	$392,561
Manufacturing Housing (Creditor Placed and Voluntary)	214,461	217,424	210,824
Other(1)	240,681	197,898	165,388

Total	$1,208,311	$858,848	$768,773

Ratios:
Loss ratio(2)	33.8%	37.0%	47.3%
Expense ratio(3)	44.0%	47.2%	49.8%
Combined ratio(4)	76.5%	82.6%	95.0%

(1)	This includes flood, renters, agricultural, specialty auto and other insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income increased by $97,894, or 68%, to $241,121 for the twelve months ended December 31, 2006 from $143,227 for the twelve months ended December 31, 2005. The increase in segment net income is primarily due to increased net earned premiums, fee income and improved loss experience in our creditor placed homeowners business, the lack of significant catastrophes in 2006, the acquisition of SFIS and favorable settlements with two former clients of $5,500 (after tax). The increase in net income was partially offset by a reduction in loss adjustment expense reimbursements from the National Flood Insurance Program and one-time favorable settlements with clients in 2005.

Total Revenues

Total revenues increased by $373,276 or 39%, to $1,332,236 for the twelve months ended December 31, 2006 from $958,960 for the twelve months ended December 31, 2005. The increase is primarily due to an increase in net earned premiums and other considerations of $349,463, or 41%. This increase was primarily attributable to the growth in our creditor placed and voluntary homeowners product lines, due to continued organic growth of these businesses combined with $123,818 of net earned premium resulting from the acquisition of SFIS. The increase in revenues was also driven by an increase in fee income of $11,265, or 30%, primarily from growth in creditor-placed homeowners loan tracking services. Also contributing to the increase in revenues was higher investment income of $12,548, or 20%, due to higher invested assets combined with higher investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $221,667 or 30%, to $962,173 for the twelve months ended December 31, 2006 from $740,506 for the twelve months ended December 31, 2005. This increase was primarily due to an increase in policyholder benefits of $91,214 and an increase in selling, underwriting and general expenses of $130,453. The combined ratio decreased 610 basis points from 82.6% to 76.5% primarily due to lower catastrophe losses and proactive risk management. The increase in policyholder benefits is primarily attributable to the growth in our creditor-placed homeowners business and approximately $8,000 in lower reimbursements from the National Flood Insurance Program for the adjudication of expenses related to the 2005 catastrophe flood losses (from approximately $18,500 in 2005 to $10,500 in 2006). This increase is partially offset by lower net catastrophe losses of approximately $42,000 and a favorable settlement with two former clients of $8,500. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $69,939 primarily due to the associated increase in revenues combined with approximately $11,400 of one time income recognized in 2005 related to favorable settlements with two clients which resulted in a release of certain accrued commissions. General expenses increased by $60,514 due to increases in employment related expenses consistent with business growth and additional operating expenses associated with the SFIS business.

Year Ended December 31, 2005 Compared to December 31, 2004

Net Income

Segment net income increased by $68,286, or 91%, to $143,227 for the twelve months ended December 31, 2005 from $74,941 for the twelve months ended December 31, 2004. The increase in segment net income is primarily attributable to lower net catastrophe losses, improved loss experience absent catastrophe losses and higher net earned premiums in our creditor placed homeowners business. Net income was also positively impacted by approximately $11,100 (after-tax) primarily related to the release of certain accrued commissions and claims payable associated with three clients, two of which previously declared bankruptcy. We favorably settled many of our claims with these clients during 2005.

Total Revenues

Total revenues increased by $80,628, or 9%, to $958,960 for the twelve months ended December 31, 2005 from $878,332 for the twelve months ended December 31, 2004. This increase is primarily due to an increase in net earned premiums and other considerations of $90,075 or 12%, primarily due to an increase in net earned premiums in our creditor placed homeowners business. This was partially offset by a reduction in net earned premiums of approximately $26,000, due to additional catastrophe reinsurance reinstatement premiums related to the hurricanes.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $24,747 or 3%, to $740,506 for the twelve months ended December 31, 2005 from $765,253 for the twelve months ended December 31, 2004. This decrease is primarily due to a decrease in policyholder benefits offset by an increase in selling, underwriting and general expenses. The decrease in policyholder benefits of $46,419, or 13%, is primarily attributable to $44,400 in lower catastrophe losses, net of reinsurance in 2005 versus 2004. We incurred losses from catastrophes, net of reinsurance of $48,700 in 2005, compared to $93,100 in 2004. The decrease was a result of the different severity of gross losses from each storm and the change in composition of our reinsurance coverage in 2005. Additionally, we collected approximately $18,500 of loss adjustment expense reimbursements from the National Flood Insurance Program for providing processing and adjudication services, which resulted in reduced policyholder benefits. We continued to see improvement in our overall loss ratio in 2005, excluding catastrophe losses. In addition, benefits and losses reflect a one-time reduction of claims payable of $5,700 associated with a client that previously declared bankruptcy. Selling, underwriting and general expenses increased by $21,672, or 5%. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased by $3,365 primarily due to a one-time reduction of $11,400 of commission liabilities as a result of favorable settlements with two clients offset by higher expenses related to the growth of our creditor placed homeowners insurance products. General expenses increased by $25,037 due to growth in the business and expenses relating to the 2005 hurricane season, including guaranty fund assessments.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$2,083,957	$2,163,965	$2,231,298
Net investment income	75,215	69,056	67,902
Fees and other income	41,560	40,344	38,708

Total revenues	2,200,732	2,273,365	2,337,908

Benefits, losses and expenses:
Policyholder benefits	(1,300,817)	(1,344,624)	(1,422,783)
Selling, underwriting and general expenses	(641,328)	(657,899)	(674,907)

Total benefits, losses and expenses	(1,942,145)	(2,002,523)	(2,097,690)

Segment income before income tax	258,587	270,842	240,218
Income taxes	(90,668)	(92,787)	(81,931)

Segment income after tax	$167,919	$178,055	$158,287

Net earned premiums and other considerations:
Individual Markets
Individual Medical	$1,213,677	$1,164,498	$1,100,868
Short term medical	101,454	110,912	114,583

Subtotal	1,315,131	1,275,410	1,215,451
Small employer group:	768,826	888,555	1,015,847

Total	$2,083,957	$2,163,965	$2,231,298

Membership by product line:
Individual Markets
Individual medical	641	644	675
Short term medical	87	102	107

Subtotal	728	746	782
Small employer group:	207	255	333

Total	935	1,001	1,115

Ratios:
Loss ratio (1)	62.4%	62.1%	63.8%
Expense ratio (2)	30.2%	29.8%	29.7%
Combined ratio (3)	91.4%	90.8%	92.4%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income decreased by $10,136, or 6%, to $167,919 for the twelve months ended December 31, 2006 from $178,055 for the twelve months ended December 31, 2005. The decrease in segment income was primarily attributable to an overall decline in membership due to continued increased competition and our strict adherence to underwriting guidelines. The decrease in net income was partially offset by an increase in investment income from real estate partnerships of approximately $4,900 (after tax).

Total Revenues

Total revenues decreased by $72,633, or 3%, to $2,200,732 for the twelve months ended December 31, 2006 from $2,273,365 for the twelve months ended December 31, 2005. Net earned premiums and other considerations from our individual markets business increased by $39,721, or 3%, primarily due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $119,729, or 13%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines. The decrease was partially offset by an increase in investment income of $6,159, or 9%, primarily due to an increase in real estate partnership investment income of approximately $7,500.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $60,378, or 3%, to $1,942,145 for the twelve months ended December 31, 2006 from $2,002,523 for the twelve months ended December 31, 2005. Policyholder benefits decreased by $43,807, or 3%. The benefit loss ratio increased by 30 basis points, from 62.1% to 62.4%. The decrease in policyholder benefits was primarily due to the decline in net earned premiums, partially offset by higher claims experience primarily on individual medical business. Selling, underwriting and general expenses decreased by $16,571, or 3%. The expense ratio increased by 40 basis points, from 29.8% to 30.2%. The decrease in expenses was primarily due to decreased commission expense resulting from the decline in small employer group business.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Income

Segment net income increased by $19,768, or 12%, to $178,055 for the year ended December 31, 2005 from $158,287 for the year ended December 31, 2004. The increase in segment income is primarily attributable to an improved benefit loss ratio in the small employer group business. The increase is partially offset by two items. First, an overall decline in membership due to continued increased competition and strict adherence to our underwriting guidelines. Second, an increase in expenses of approximately $6,500 (after-tax) due to increased spending on initiatives aimed at growing the individual markets business.

Total Revenues

Total revenues decreased by $64,543, or 3%, to $2,273,365 for the year ended December 31, 2005, from $2,337,908 for the year ended December 31, 2004. Net earned premiums and other considerations from our individual markets business increased by $59,959, or 5%, primarily due to premium rate increases, partially offset by a decline in members. Net earned premiums and other considerations from our small employer group business decreased by $127,292, or 13%, due to a decline in members, partially offset by premium rate increases. Both individual markets and the small employer group business continue to experience decreases in new business due to increased competition in their respective markets and strict adherence to our underwriting guidelines.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses decreased by $95,167, or 5%, to $2,002,523 for the year ended December 31, 2005, from $2,097,690 for the year ended December 31, 2004. The benefit loss ratio decreased by 170 basis points, from 63.8% to 62.1%. The improvement in the benefit loss ratio is due to a decrease in policyholder benefits of $78,159, or 5%, primarily due to the overall decline in members and favorable claims experience in the small employer group business. The expense ratio increased by 10 basis points, from 29.7% to 29.8%. The increase in the expense ratio is primarily due to a proportionately smaller decrease in expenses compared to the decrease in net earned premiums and fees and other income. Selling, underwriting and general expenses decreased by $17,008, or 3%, primarily due to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense and other acquisition costs in both individual markets and small employer group business. This decrease was partially offset by an increase of approximately $10,000 in spending on initiatives aimed at growing the individual markets business.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,179,902	$1,277,838	$1,276,812
Net investment income	158,525	156,889	149,718
Fees and other income	27,541	26,214	29,306

Total revenues	1,365,968	1,460,941	1,455,836

Benefits, losses and expenses:
Policyholder benefits	(830,634)	(936,835)	(950,235)
Selling, underwriting and general expenses	(407,020)	(418,542)	(409,737)

Total benefits, losses and expenses	(1,237,654)	(1,355,377)	(1,359,972)

Segment income before income tax	128,314	105,564	95,864
Income taxes	(44,711)	(37,198)	(33,654)

Segment income after tax	$83,603	$68,366	$62,210

Ratios:
Loss ratio (1)	70.4%	73.3%	74.4%
Expense ratio (2)	33.7%	32.1%	31.4%
Net earned premiums and other considerations:
By major product groupings:
Group dental	$428,218	$502,789	$520,513
Group disability single premiums for closed blocks (3)	46,313	26,700	40,906
All Other group disability	480,924	489,840	465,517
Group life	224,447	258,509	249,876

Total	$1,179,902	$1,277,838	$1,276,812

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income increased by $15,237, or 22%, to $83,603 for the year ended December 31, 2006 from $68,366 for the year ended December 31, 2005. The increase in segment income was primarily driven by continued favorable group disability experience and improved group dental experience. Disability recovery rates, which include claimants who return to work, and experience in our DRMS channel, were improved. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased by $94,973, or 7%, to $1,365,968 for the year ended December 31, 2006 from $1,460,941 for the years ended December 31, 2005. Excluding group disability single premium for closed blocks, net earned premiums and other considerations decreased $117,549 or 9%, from the prior year primarily due to increased lapses and decreased sales. Lapse experience and sales trends reflect the transition to the business’ small case strategy along with disciplined pricing in a competitive marketplace.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $117,723, or 9%, to $1,237,654 for the year ended December 31, 2006 from $1,355,377 for the year ended December 31, 2005. The loss ratio decreased 290 basis points, from 73.3% to 70.4%, primarily due to continued favorable group disability experience. Group disability recovery rates, which include claimants who return to work, and deaths were higher compared to the prior year. Experience in our DRMS channel also improved. Group dental experience has improved primarily due to disciplined pricing actions. The expense ratio increased 160 basis points from 32.1% to 33.7%. The increase in the expense ratio is primarily driven by the decrease in revenues that was proportionally larger than the decrease in general expenses. Selling, underwriting and general expenses have decreased $11,522, or 3%, year over year. In the prior year, we had a non-recurring reduction in short-term incentive compensation expenses. Excluding the prior year non-recurring reduction, selling, general and underwriting expenses have decreased primarily due to expense management consistent with revenue trends.

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

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Net investment income	$35,935	$27,794	$25,878
Net realized gains on investments	111,865	8,235	24,308
Amortization of deferred gains on disposal of businesses	37,300	42,508	57,632
Loss on disposal of business	—	—	(9,232)
Fees and other income	682	1,432	1,844

Total revenues	185,782	79,969	100,430

Benefits, losses and expenses:
Policyholder benefits	(5)	(61,943)	(7,941)
Selling, underwriting and general expenses	(83,076)	(96,055)	(76,903)
Interest expense	(61,243)	(61,258)	(58,581)

Total benefits, losses and expenses	(144,324)	(219,256)	(143,425)

Segment income (loss) before income tax	41,458	(139,287)	(42,995)
Income taxes	(17,123)	95,847	7,399

Segment income (loss) after tax	$24,335	$(43,440)	$(35,596)

As of December 31, 2006, we had approximately $249,911 (pre-tax) of deferred gains that had not yet been amortized. We expect to amortize deferred gains from dispositions through 2031. The deferred gains are being amortized in a pattern consistent with the expected future reduction of the in-force blocks of business ceded to The Hartford and John Hancock. This reduction is expected to be more rapid in the first few years after sale and to be slower as the liabilities in the blocks decrease.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income improved by $67,775, or over 100%, to $24,335 for the twelve months ended December 31, 2006 from a net loss of ($43,440) for the twelve months ended December 31, 2005. This improvement is mainly due to a realized gain of $63,900 (after tax) from the sale of our investment in PHCS, a realized gain from the reduction of our mortgage loan loss reserve, strengthening of reserve accruals on certain excess of loss programs in 2005 that did not recur in 2006 and a reduction in stock appreciation rights expense upon adopting FAS 123R. This improvement was partially offset by the 2005 release of $39,400 of previously provided tax accruals which were no longer considered necessary due to the resolution of IRS audits and $5,500 of tax benefit related to the technical correction of tax legislation under the American Jobs Creation Act of 2004 (“Jobs Act”) that did not recur in 2006.

Total Revenues

Total revenues increased by $105,813, or over 100%, to $185,782 for the twelve months ended December 31, 2006 from $79,969 for the twelve months ended December 31, 2005. Revenues increased mainly due to a $103,630 increase in realized gains on investments primarily due to the sale of our investment in PHCS, resulting in a pre-tax gain of $98,300 and a reduction of our mortgage loan loss reserve of $15,168 due to a refinement of management’s best estimate of this reserve.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $74,932, or 34%, to $144,324 for the twelve months ended December 31, 2006 from $219,256 for the twelve months ended December 31, 2005. This decrease is primarily due to $61,943 of costs incurred in 2005 on excess of loss reinsurance programs, related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997. In addition, stock appreciation rights expense declined, due to the adoption of FAS 123R on January 1, 2006. These expense declines were partially offset by a $5,000 contribution to the Assurant Charitable Foundation.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Income

Segment net loss increased by $7,844, or 22%, to $(43,440) for the year ended December 31, 2005, from $(35,596) for the year ended December 31, 2004. The increase in net loss was primarily due to an increase in policyholder benefits due to the strengthening of reserve accruals on certain excess of loss reinsurance programs sold by our subsidiaries in the London market between 1995 and 1997, an increase in selling, underwriting and general expenses due to stock compensation and a reduction in the amortization of deferred gains on disposal of business. The increase in net loss was partially offset by approximately $39,400 of income tax accrual releases due to the resolution of IRS audits.

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

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses increased by $75,831, or 53%, to $219,256 for the year ended December 31, 2005, from $143,425 for the year ended December 31, 2004. The increase is primarily due to an increase in policyholder benefits of $54,002 as a result of costs incurred on excess of loss reinsurance programs, related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997. These charges include a settlement with one of our largest reinsurers for 1997 and strengthening of reserves for remaining portions of the program. Selling, underwriting and general expenses increased by $19,152, or 25%, primarily due to stock appreciation rights (“SARs”), which increased by $18,000 in 2005 compared to 2004 primarily as a result of appreciation in the stock price.

Income Taxes

The income tax benefits increased by $88,448 to $95,847 for the year ended December 31, 2005 from $7,399 for the year end December 31, 2004. Approximately $39,400 of the increased benefit was primarily due to the release of previously provided tax accruals, which were no longer considered necessary based on the resolution of IRS audits. In addition, approximately $5,500 of the increased benefit was due to a recaptured tax benefit from the $19,000 of tax expense we incurred in 2004 on the repatriation of capital from Puerto Rico, primarily due to a technical correction of the Jobs Act.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of December 31, 2006		As of December 31, 2005
	(in thousands)
Fixed maturities	$9,118,049	73%	$8,961,778	72%
Equity securities	741,639	6%	693,101	5%
Commercial mortgage loans on real estate	1,266,158	10%	1,212,006	10%
Policy loans	58,733	1%	61,043	1%
Short-term investments	314,114	3%	427,474	3%
Collateral held under securities lending	365,958	3%	610,662	5%
Other investments	564,494	4%	549,759	4%

Total investments	$12,429,145	100%	$12,515,823	100%

Of our fixed maturity securities shown above, 67% and 66% (based on total fair value) were invested in securities rated “A” or better as of December 31, 2006 and December 31, 2005, respectively. As interest rates increase, the market value of fixed maturity securities decreases.

The following table provides the cumulative net unrealized gains (losses), pre-tax, on fixed maturity securities and equity securities as of the dates indicated:

	As of December 31, 2006	As of December 31, 2005
Fixed maturities:
Amortized cost	$8,934,017	$8,668,595
Net unrealized gains	184,032	293,183

Fair value	$9,118,049	$8,961,778

Equities:
Cost	$735,566	$694,977
Net unrealized gains (losses)	6,073	(1,876)

Fair value	$741,639	$693,101

Net unrealized gains on fixed maturity securities decreased by $109,151 from December 31, 2005 to December 31, 2006. The decrease in net unrealized gains on fixed maturity securities was primarily due to an increase in treasury yield. The yield on 5-year treasury securities increased by approximately 39 basis points and the yield on 10-year treasury securities increased by 34 basis points between December 31, 2005 and December 31, 2006. Net unrealized gains on equity securities increased by $7,949 from December 31, 2005 to December 31, 2006. The increase was primarily due to changes in the preferred stock market. The price return of Merrill Lynch Global Bond Index—Preferred Stock, Hybrid index ended 2006 up slightly after decreasing for most of the year.

Net investment income increased by $49,429, or 7%, to $736,686 at December 31, 2006 from $687,257 at December 31, 2005. The increase is primarily the result of an increase in yields and average invested assets. Net investment income includes $18,578 of investment income from real estate partnerships in 2006 compared to

$12,565 in 2005. The yield on average invested assets and cash and cash equivalents, which excludes real estate investment income, was 5.67% in 2006 compared to 5.54% in 2005.

Net investment income increased by $52,508, or 8%, to $687,257 at December 31, 2005 from $634,749 at December 31, 2004. The increase is primarily the result of real estate partnership income and increased average invested assets. Net investment income includes $12,565 of investment income from real estate partnerships in 2005 compared to zero in 2004. The yield on average invested assets and cash equivalents, which excludes real estate investment income, remained relatively flat at 5.54% in 2005 compared to 5.55% in 2004.

We recorded $810, $765, and $600 of realized losses in 2006, 2005 and 2004, respectively, associated with other-than-temporary declines in value of available for sale securities. We also recorded $854, zero, and $4,217 of pre-tax realized losses in 2006, 2005, and 2004, respectively, associated with other investments.

The investment category and duration of our gross unrealized losses on fixed maturities and equity securities at December 31, 2006 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$189,037	$(1,373)	$24,036	$(745)	$213,073	$(2,118)
States, municipalities and political subdivisions	21,423	(214)	9,398	(158)	30,821	(372)
Foreign governments	247,291	(2,823)	12,899	(326)	260,190	(3,149)
Public utilities	346,570	(7,267)	45,626	(1,531)	392,196	(8,798)
All other corporate bonds	2,136,342	(37,521)	250,908	(7,717)	2,387,250	(45,238)
Mortgage backed securities	713,912	(8,850)	99,713	(3,330)	813,625	(12,180)

Total fixed maturities	$3,654,575	$(58,048)	$442,580	$(13,807)	$4,097,155	$(71,855)

Equity securities
Common stocks:
Banks, trusts and insurance companies	$140	$(30)	$—	$—	$140	$(30)
Industrial, miscellaneous and all other	102	(2)	—	—	102	(2)
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	248,030	(5,425)	67,143	(2,917)	315,173	(8,342)

Total equity securities	$248,272	$(5,457)	$67,143	$(2,917)	$315,415	$(8,374)

The investment category and duration of our gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$128,125	$(1,617)	$22,380	$(691)	$150,505	$(2,308)
States, municipalities and political subdivisions	6,521	(44)	12,179	(234)	18,700	(278)
Foreign governments	142,116	(2,081)	10,142	(469)	152,258	(2,550)
Public utilities	240,259	(5,358)	36,752	(1,135)	277,011	(6,493)
All other corporate bonds	1,611,483	(28,926)	131,084	(5,383)	1,742,567	(34,309)
Mortgage Backed Securities	707,930	(8,082)	124,754	(4,053)	832,684	(12,135)

Total fixed maturities	$2,836,434	$(46,108)	$337,291	$(11,965)	$3,173,725	$(58,073)

Equity securities
Common stocks:
Banks, trusts and insurance companies	$10	$(1)	$—	$—	$10	$(1)
Industrial, miscellaneous and all other	55	(44)	—	—	55	(44)
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	307,918	(7,468)	71,798	(4,286)	379,716	(11,754)

Total equity securities	$307,983	$(7,513)	$71,798	$(4,286)	$379,781	$(11,799)

The total unrealized losses represent less than 2% of the aggregate fair value of the related securities at December 31, 2006 and 2005. Approximately 79% and 77% of these unrealized losses have been in a continuous loss position for less than twelve months in 2006 and 2005, respectively. The total unrealized losses are comprised of 1,394 and 1,172 individual securities with 94% of the individual securities having an unrealized loss of less than $200 in 2006 and 2005, respectively. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $2,171 and $9,388 in 2006 and 2005, respectively. There were no securities with an unrealized loss of greater than $200 having a market value below 88% and 79% of book value at December 31, 2006 and 2005, respectively.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $810, $765, and $600 of additional other-than-temporary impairments as of December 31, 2006, 2005, and 2004, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of December 31, 2006 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The Company has the intent and ability to hold these assets until the date of recovery.

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

Segments Client Risk and Profit Sharing

The Assurant Solutions and Assurant Specialty Property segments write business produced by clients, such as mortgage lenders and servicers and financial institutions, and reinsures all or a portion of such business to insurance subsidiaries of the clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

A substantial portion of Assurant Solutions and Assurant Specialty Property reinsurance activities are related to agreements to reinsure premiums and risk related to business generated by certain clients to the clients’ captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance. Our reinsurance agreements do not relieve us from our direct obligation to our insured. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize our exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and hold substantial collateral (in the form of funds, trusts and letters of credit) as security under the reinsurance agreements. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2007, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval for our statutory subsidiaries, is approximately $476,070.

Liquidity

Dividends paid by our subsidiaries totaled $554,270, $530,094 and $361,700 for the years ended December 31, 2006, 2005 and 2004, respectively. We used these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

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

On February 15, 2007, we announced that our Board of Directors declared a quarterly dividend of $0.10 per common shares payable on March 12, 2007 to stockholders of record as of February 26, 2007. We paid dividends of $0.08 per share of common stock on March 7, 2006 and $.10 per share of common stock on June 13, 2006, September 12, 2006 and December 11, 2006. We paid dividends of $0.07 per share of common stock on March 14, 2005 and $0.08 per share of common stock on June 7, 2005, September 7, 2005 and December 12, 2005. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

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

Our pension plans were under-funded by $113,026 at December 31, 2006. We established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. We made $19,500 of pension plan contributions in 2006. See Note 21 of Notes to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

Commercial Paper Program

The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our commercial paper program is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. There were no amounts relating to the commercial paper program outstanding at December 31, 2006. We did not use the revolving credit facility during 2006 and no amounts are outstanding.

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

Management believes that our subsidiaries’ cash flow from operations together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities(1)	$934,158	$899,176	$821,850
Investing activities	(84,511)	(548,688)	(744,962)
Financing activities	(717,544)	(302,001)	(228,003)

Net change in cash	$132,103	$48,487	$(151,115)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2006, 2005, and 2004.

Operating activities:

Net cash provided by operating activities was $934,158 and $899,176 for the years ended December 31, 2006 and 2005, respectively. The $34,982 increase in net cash provided by operating activities in 2006 over the comparable period in 2005 is primarily due to cash provided by reinsurance recoverables relating to settlements for 2005 hurricane losses offset by a decrease in accounts payable.

Net cash provided by operating activities was $899,176 and $821,850 for the years ended December 31, 2005 and 2004, respectively. The $77,326 increase in net cash provided by operating activities in 2006 over the comparable period in 2005 is primarily attributable to increased reserves and accounts payable and other liabilities, partially offset by increased reinsurance recoverables.

Investing Activities:

Net cash used in investing activities was $84,511 and $548,688 for the years ended December 31, 2006 and 2005, respectively. The $464,177 decrease in net cash used in investing activities in 2006 over the comparable period in 2005 is primarily attributable to significant net cash received from the sale of short-term investments in 2006 compared to cash used to purchase short-term investments for the comparable period in 2005. Also, the net cash received from the SFIS acquisition, a decrease in cash outflows for investments in commercial mortgage loans on real estate and the cash received from the sale of PHCS, partially offset by an increase in cash used to purchase fixed maturities, contributed to the overall decrease in cash used in investing activities.

Net cash used in investing activities was $548,688 and $744,962 for the years ended December 31, 2005 and 2004, respectively. The $196,274 decrease in net cash used in investing activities in 2005 over the comparable period in 2004 is primarily attributable to the decrease in net cash used to purchase fixed maturities and equity securities. This was partially offset by an increase in cash used to purchase short-term investments in 2005 compared to 2004.

Financing Activities:

Net cash used in financing activities was $717,544 and $302,001 for the years ended December 31, 2006 and 2005, respectively. The $415,543 increase in net cash used in financing activities in 2006 over the comparable period in 2005 is primarily attributable to an increase in net cash used to purchase treasury stock and a change in collateral held under securities lending.

Net cash used in financing activities was $302,001 and $228,003 for the years ended December 31, 2005 and 2004, respectively. The $73,998 increase in net cash used in financing activities in 2005 over the comparable period in 2004 is primarily attributable to an increase in cash used to purchase treasury stock, the issuance of common stock and a change in collateral held under securities lending. Offsetting these changes was the net repayment of debt in 2004.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Security
Mandatory redeemable preferred securities of subsidiary trust	$—	$—	$66,734
Mandatory redeemable preferred stock dividends and interest paid	61,159	61,179	37,709
Common stock dividends	48,157	42,050	29,676

Total	$109,316	$103,229	$134,119

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2006, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31,
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations :
Insurance liabilities (1)	$1,790,344	$1,557,398	$1,363,427	$11,668,762	$16,379,931
Debt and related interest	60,188	120,375	120,375	1,736,626	2,037,564
Mandatory redeemable preferred stock	—	—	—	22,160	22,160
Operating leases	35,129	52,795	28,135	30,978	147,037
Pension obligations and postretirement benefit	31,539	53,773	56,604	185,561	327,477
Commitments:
Investment purchases outstanding:
Unsettled trades	9,647	—	—	—	9,647
Commercial mortgage loans on real estate	34,260	—	—	—	34,260
Other investments	19,497	—	—	—	19,497

Total obligations and commitments	$1,980,604	$1,784,341	$1,568,541	$13,644,087	$18,977,573

(1)	Insurance liabilities, reflected in the commitments and contingencies table above, include products for which we are currently making periodic payments and products for which we are not making periodic payments, but for which we believe the amount and timing of future payments is essentially fixed and determinable. Amounts included in insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $6,766,343 and claims and benefits payable of $3,412,166 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $33,219 and $28,216 of letters of credit outstanding as of December 31, 2006 and December 31, 2005, respectively.

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

As of December 31, 2006

	-100	-50	0	50	100
	(in thousands)
Total market value	$9,733,684	$9,420,078	$9,118,049	$8,828,083	$8,549,122
% Change in market value from base case	6.75%	3.31%	—%	-3.18%	-5.77%
$ Change in market value from base case	$615,635	$302,029	$—	$(289,966)	$(568,927)

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

The following table summarizes the results of this analysis on our reported portfolio yield:

Interest Rate Movement Analysis

Of Portfolio Yield of Fixed Maturity Securities Investment Portfolio

As of December 31, 2006

	-100	-50	0	50	100
Portfolio Yield	5.69%	5.75%	5.82%	5.89%	5.95%
Basis Point Change in Portfolio Yield	(0.13)%	(0.07)%	—%	0.07%	0.13%

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2006:

Rating	Fair Value	Percentage of Total
	(in thousands)
Aaa/Aa/A	$6,127,830	67%
Baa	2,386,317	26%
Ba	479,037	6%
B and lower	124,865	1%

Total	$9,118,049	100%

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

For at least 50% of our $3,914,972 of reinsurance recoverables at December 31, 2006, we are protected from the credit risk by using various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,366,601 and $1,361,615 as of December 31, 2006 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.” We believe that a majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 12% of Assurant preneed’s insurance policies with reserves of approximately $398,000 as of December 31, 2006 have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. We also have limited foreign exchange risk exposure to currencies other than the Canadian dollar, primarily the British pound and Danish krone. However, total invested assets denominated in these other currencies were less than 2% of our total invested assets at December 31, 2006.

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

The foreign exchange risk sensitivity of our fixed maturity security assets denominated in Canadian dollars on our entire fixed maturity portfolio is summarize in the following table:

Foreign Exchange Movement Analysis

Of Market Value of Fixed Maturity Securities Assets

As of December 31, 2006

Foreign exchange spot rate at December 31, 2006, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$9,046,178	$9,082,113	$9,118,049	$9,153,984	$9,189,920
% change of market value from base case	(0.79)%	(0.39)%	—%	0.39%	0.79%
$ change of market value from base case	$(71,871)	$(35,936)	$—	$35,935	$71,871

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

Foreign Exchange Movement Analysis

Of Net Income

As of December 31, 2006

Foreign exchange daily average rate for the year ended 2006, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$713,792	$715,604	$717,418	$719,230	$721,042
% change of net income from base case	(0.51)%	(0.25)%	—%	0.25%	0.51%
$ change of net income from base case	$(3,625)	$(1,813)	$—	$1,813	$3,625

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

We have purchased contracts to cap the inflation risk exposure inherent in some of our preneed insurance policies.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The management of Assurant is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Assurant’s disclosure controls and procedures. Based on that evaluation, management concluded that Assurant’s disclosure controls and procedures as of December 31, 2006, were effective.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2006 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in the 2007 Proxy Statement dated April 12 (“2007 Proxy Statement”) under the caption “Executive Compensation” is incorporated herein by reference. The information regarding directors in the 2007 Proxy Statement, under the captions “Directors” and “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding Compliance With Section 16(a) of the Exchange Act in the 2007 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating Committee and the Audit Committee in the 2007 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information in the 2007 Proxy Statement under the captions “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2007 Proxy Statement regarding the compensation committee under the caption “Compensation Committee” in “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2007 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

This information is furnished under “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchased of Equity Securities”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2007 Proxy Statement under the captions “Transactions with Related Persons and Certain Control Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2007 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements

The following consolidated financial statements of Assurant, Inc., incorporated by reference into Item 8, are attached hereto:

Page(s)
Consolidated Financial Statements of Assurant, Inc.
Report of Independent Registered Public Accounting Firm	F-1
Assurant, Inc. and Subsidiaries Consolidated Balance Sheets at December 31, 2006, and 2005	F-3
Assurant, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2006, 2005 and 2004	F-4
Assurant, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2006, 2005 and 2004	F-5
Assurant, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004	F-6
Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004	F-8

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

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.3	Termination and Amendment Agreement between Assurant, Inc. and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.5 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-121820) and amendments thereto, originally filed on January 10, 2005).

3.4	Letter Agreement between Assurant, Inc. and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.6 to Assurant, Inc.’s Registration Statement on Form S-1/ A (File No. 333-121820) and amendments thereto, originally filed on January 10, 2005).

4.1	Registration Rights Agreement between the Registrant and Fortis Insurance N.V. (incorporated by reference from Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.3	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee (incorporated by reference from Exhibit 10.27 to Registrant’s Form 10-K, originally filed on March 30, 2004).

10.1	Cooperation Agreement, among the Registrant, Fortis Insurance N.V., Fortis SA/ NV and Fortis N.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.2	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.3	Amendment No. 1 To The Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).

10.4	Amendment No. 2 To the Assurant, Inc. 2004 Long-Term Incentive Plan, effective December 7, 2006.

10.5

Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc.

2004 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.6	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007.

10.7

Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit

10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

Exhibit Number	Exhibit Description

10.8	Amendment No. 2 To the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.3 to Registrant’s Form 10-Q, originally filed on November 12, 2004).

10.9

Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to the

Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.10	Amendment No. 1 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q, originally filed on November 12, 2004).

10.11	Amendment No. 2 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q, originally filed on November 14, 2005).

10.12	Amendment No. 3 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.13	Change in Control Severance Agreement with J. Kerry Clayton (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.14

Change in Control Severance Agreement with Robert B. Pollock (incorporated by reference from

Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.15	Amendment No. 1 To The Change in Control Severance Agreement with Robert B. Pollock (incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.16	Change in Control Severance Agreement with Philip Bruce Camacho (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.17	Change in Control Severance Agreement with Philip Bruce Camacho (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.18	Change in Control Severance Agreement with Lesley Silvester (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).

10.19	Amendment No. 1 To The Change in Control Severance Agreement with Lesley Silvester (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.20	Change in Control Severance Agreement with Donald Hamm (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.21	Amendment No. 1 To The Change in Control Severance Agreement with Donald Hamm (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.22	Letter Agreement, dated October 17, 1997, between American Bankers Insurance Group and Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).
10.23	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.24	Assurant, Inc. Amended and Restated Directors Compensation Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on August 22, 2005).

Exhibit Number	Exhibit Description

10.25	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.26	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.27	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.28	Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on April 13, 2005).

10.29	Amended and Restated Assurant Long Term Incentive Plan (initially adopted effective April 8, 2005 and amended and restated on November 9, 2006 and January 11, 2007).

10.30	Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.27 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.31	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007.

10.32	Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.33	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007.

10.34	Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on March 31, 2005).

10.35	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.36	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.37	Agreement, dated September 1, 2003, between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc. (incorporated by reference from Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).

10.38	Amendment to the Agreement, effective May 1, 2005 between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc. (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.39	Three Year Credit Agreement, dated as of January 30, 2004, by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, Bank One, NA, as administrative agent for the lenders, Citigroup North America Inc., as syndication agent, and Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, as co-documentation agents (incorporated by reference from Exhibit 10.26 to the Registrant’s Registration Statement on form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on February 3, 2004).

Exhibit Number	Exhibit Description

10.40	First Amended and Restated Credit Agreement dated as of April 29, 2005 among Assurant, Inc., as the borrower, and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on May 16, 2005).

10.41	Amendment No. 1 To The Amended and Restated Credit Agreement Dated as of April 29, 2005 among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).

10.42	Amendment No. 2 To The Amended and Restated Credit Agreement among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, effective April 2006.

10.43	Amendment No. 3 To The Amended and Restated Credit Agreement among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, effective February 2, 2007.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2007.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	Chief Executive Office and Director (Principal Executive Officer)

* P. Bruce Camacho	Executive Vice President and Chief Financial Officer

* John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* John Michael Palms	Director

* Michel Baise	Director

* Robert J. Blendon	Director

* Beth L. Bronner	Director

* Howard L. Carver	Director

* Juan N. Cento	Director

* Allen R. Freedman	Director

* Charles J. Koch	Director

* H. Carroll Mackin	Director

* Michele Coleman Mayes	Director

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Assurant, Inc.:

We have completed integrated audits of Assurant, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation on January 1, 2006, and for defined benefit pension and other postretirement plans on December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 1, 2007

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$8,934,017 in 2006 and $8,668,595 in 2005 )	$9,118,049	$8,961,778
Equity securities available for sale, at fair value (cost—$735,566 in 2006 and $694,977 in 2005)	741,639	693,101
Commercial mortgage loans on real estate, at amortized cost	1,266,158	1,212,006
Policy loans	58,733	61,043
Short-term investments	314,114	427,474
Collateral held under securities lending	365,958	610,662
Other investments	564,494	549,759

Total investments	12,429,145	12,515,823
Cash and cash equivalents	987,672	855,569
Premiums and accounts receivable, net	612,011	454,789
Reinsurance recoverables	3,914,972	4,447,810
Accrued investment income	137,803	128,150
Tax receivable	—	3,868
Deferred acquisition costs	2,397,906	2,022,308
Property and equipment, at cost less accumulated depreciation	275,201	267,720
Goodwill	790,519	804,864
Value of business acquired	134,437	151,512
Other assets	186,939	240,605
Assets held in separate accounts	3,298,543	3,472,435

Total assets	$25,165,148	$25,365,453

Liabilities
Future policy benefits and expenses	$6,766,343	$6,664,854
Unearned premiums	4,429,893	3,851,614
Claims and benefits payable	3,412,166	3,875,223
Commissions payable	304,640	301,209
Reinsurance balances payable	84,891	129,547
Funds held under reinsurance	49,980	78,578
Deferred gain on disposal of businesses	249,911	287,212
Obligation under securities lending	365,958	610,662
Accounts payable and other liabilities	1,282,903	1,351,196
Deferred income taxes, net	57,157	47,514
Income taxes payable	36,232	—
Debt	971,774	971,690
Mandatorily redeemable preferred stock	22,160	24,160
Liabilities related to separate accounts	3,298,543	3,472,435

Total liabilities	$21,332,551	$21,665,894

Commitments and contingencies (Note 26)

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 143,080,961 and 142,563,829 shares issued, 122,618,317 and 130,591,834 shares outstanding at December 31, 2006 and 2005, respectively	$1,430	$1,426
Additional paid-in capital	2,894,892	2,880,329
Retained earnings	1,676,171	1,006,910
Unamortized restricted stock compensation; (127,601 shares at December 31, 2005)	—	(2,829)
Accumulated other comprehensive income	88,064	219,499
Treasury stock, at cost; 20,308,610 and 11,844,394 shares at December 31, 2006 and 2005, respectively	(827,960)	(405,776)

Total stockholders’ equity	3,832,597	3,699,559

Total liabilities and stockholders’ equity	$25,165,148	$25,365,453

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$6,843,775	$6,520,796	$6,482,871
Net investment income	736,686	687,257	634,749
Net realized gains on investments	111,865	8,235	24,308
Amortization of deferred gain on disposal of business	37,300	42,508	57,632
Loss on disposal of businesses	—	—	(9,232)
Fees and other income	340,958	238,879	220,386

Total revenues	8,070,584	7,497,675	7,410,714
Benefits, losses and expenses
Policyholder benefits	3,538,947	3,707,809	3,839,769
Amortization of deferred acquisition costs and value of business acquired	1,185,113	926,608	820,456
Underwriting, general and administrative expenses	2,189,539	2,146,392	2,155,980
Interest expense	61,243	61,258	56,418
Distributions on mandatorily redeemable preferred securities	—	—	2,163

Total benefits, losses and expenses	6,974,842	6,842,067	6,874,786

Income before income taxes and cumulative effect of change in accounting principle	1,095,742	655,608	535,928
Income taxes	379,871	176,253	185,368

Net income before cumulative effect of change in accounting principle	715,871	479,355	350,560
Cumulative effect of change in accounting principle	1,547	—	—

Net Income	$717,418	$479,355	$350,560

Earnings Per Share—Basic
Net income before cumulative effect of change in accounting principle	$5.65	$3.53	$2.53
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$5.66	$3.53	$2.53

Earnings Per Share—Diluted
Net income before cumulative effect of change in accounting principle	$5.56	$3.50	$2.53
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$5.57	$3.50	$2.53

Dividends per share	$0.38	$0.31	$0.21

Share Data:
Weighted average shares outstanding used in basic per share calculations	126,846,990	135,773,551	138,358,767
Plus: Dilutive securities	1,965,823	1,171,759	108,797

Weighted average shares used in diluted per share calculations	128,812,813	136,945,310	138,467,564

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
	(in thousands except number of shares)
Balance, January 1, 2004	$1,092	$2,063,763	$248,721	$—	$318,527	$—	$2,632,103	109,222,276
Issuance of common stock	330	725,161	—	—	—	—	725,491	32,976,854
Stock plan exercises	1	1,552	—	(1,553)	—	—	—	64,169
Stock plan compensation expense	—	—	—	945	—	—	945	—
Dividends	—	—	(29,676)	—	—	—	(29,676)	—
Acquisition of treasury shares	—	—	—	—	—	(63,628)	(63,628)	—
Comprehensive income:
Net income	—	—	350,560	—	—	—	350,560	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	3,362	—	3,362	—
Foreign currency translation, net of taxes	—	—	—	—	18,595	—	18,595	—
Pension under-funding, net of taxes	—	—	—	—	(2,321)	—	(2,321)	—

Total other comprehensive income							19,636

Total comprehensive income:							370,196

Balance, December 31, 2004	$1,423	$2,790,476	$569,605	$(608)	$338,163	$(63,628)	$3,635,431	142,263,299
Stock plan exercises	3	7,198	—	(3,430)	—	—	3,771	300,530
Stock plan compensation expense	—	38,880		1,209	—	—	40,089	—
Modification of stock compensation plan (1)	—	43,775	—	—	—	—	43,775	—
Dividends	—	—	(42,050)	—	—	—	(42,050)	—
Acquisition of treasury shares	—	—	—	—	—	(342,148)	(342,148)	—
Comprehensive income:
Net income	—	—	479,355	—	—	—	479,355	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	(141,642)	—	(141,642)	—
Foreign currency translation, net of taxes	—	—	—	—	(4,574)	—	(4,574)	—
Pension under-funding, net of taxes	—	—	—	—	27,552	—	27,552	—

Total other comprehensive income							(118,664)

Total comprehensive income:							360,691

Balance, December 31, 2005	$1,426	$2,880,329	$1,006,910	$(2,829)	$219,499	$(405,776)	$3,699,559	142,563,829
Stock plan exercises	4	(5,567)	—	2,829	—	—	(2,734)	517,132
Stock plan compensation expense	—	17,569	—	—	—	—	17,569	—
Tax benefit of exercise of stock options	—	2,561	—	—	—	—	2,561	—
Dividends	—	—	(48,157)	—	—	—	(48,157)	—
Acquisition of treasury shares	—	—	—	—	—	(422,184)	(422,184)	—
Comprehensive income:
Net income	—	—	717,418	—	—	—	717,418	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	(67,627)	—	(67,627)	—
Foreign currency translation, net of taxes	—	—	—	—	6,373	—	6,373	—
Pension under-funding, net of taxes	—	—	—	—	1,331	—	1,331	—

Total other comprehensive income							(59,923)	—

Total comprehensive income:							657,495	—
Adoption of FAS 158, net of taxes	—	—	—	—	(71,512)	—	(71,512)

Balance, December 31, 2006	$1,430	$2,894,892	$1,676,171	$—	$88,064	$(827,960)	$3,832,597	143,080,961

(1)	The conversion on existing SARs under the previous plan (which paid appreciation to participants in the form of cash) to the amended plan (which pays appreciation to participants in the form of common stock) resulted in a $43,775 reclass of a liability to additional paid-in-capital at June 30, 2005.

Assurant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$717,418	$479,355	$350,560
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverables	533,938	(249,727)	220,214
Change in premiums and accounts receivables	(104,090)	(39,641)	35,747
Change in deferred acquisition costs and value of
businesses acquired	(339,898)	(367,200)	(228,933)
Change in accrued investment income	(9,468)	(631)	8,139
Change in insurance policy reserves and expenses	104,904	926,522	493,453
Change in accounts payable and other liabilities	(17,870)	108,799	(34,239)
Change in commissions payable	(983)	6,243	(59,779)
Change in reinsurance balances payable	(44,962)	(27,930)	14,326
Change in funds held under reinsurance	(28,640)	(18,201)	(82,736)
Change in trading portfolio	13,376	5,660	(35,623)
Change in income taxes	121,142	32,914	168,757
Amortization of deferred gain on disposal of businesses	(37,301)	(42,508)	(57,632)
Depreciation and amortization	93,305	83,169	60,757
Net realized gains on investments	(111,865)	(8,235)	(24,308)
Loss on disposal of businesses	—	—	9,232
Stock based compensation expense	17,569	40,089	945
Excess tax benefit from share-base payment arrangements	(2,561)	—	—
Other	18,983	(26,140)	(23,926)

Net cash provided by operating activities	$922,997	$902,538	$814,954

Investing activities
Sales of:
Fixed maturities available for sale	$1,854,030	$1,689,974	$1,737,937
Equity securities available for sale	302,757	117,307	132,832
Property and equipment	25,045	14,226	8,817
Equity interest (1)	146,368	—	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	640,070	831,598	841,518
Purchase of:
Fixed maturities available for sale	(3,001,808)	(2,569,754)	(2,902,334)
Equity securities available for sale	(313,758)	(193,325)	(236,168)
Property and equipment	(74,706)	(56,059)	(60,273)
Subsidiary, net of cash received (2)	47,514	—	—
Change in commercial mortgage loans on real estate	(38,461)	(157,241)	(119,048)
Change in short term investments	113,408	(134,114)	(24,776)
Change in other invested assets	(31,989)	(19,854)	(15,834)
Change in policy loans	2,315	3,885	3,380
Change in collateral held under securities lending	244,704	(75,331)	(114,549)
Net cash received related to sale of business	—	—	3,536

Net cash (used in) investing activities	$(84,511)	$(548,688)	$(744,962)

Assurant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

Years ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Financing activities
Repayment of mandatorily redeemable preferred securities	$—	$—	$(196,224)
Redemption of mandatorily redeemable preferred stock	(2,000)	—	—
Issuance of debt	—	—	971,537
Repayment of debt	—	—	(1,750,000)
Issuance of common stock	(2,734)	3,771	725,491
Excess tax benefits from stock-based payment arrangements	2,561	—	—
Acquisition of treasury stock	(422,451)	(338,874)	(63,628)
Dividends paid	(48,157)	(42,050)	(29,676)
Change in obligation under securities lending	(244,704)	75,331	114,549
Commercial paper issued	59,941	134,821	99,948
Commercial paper repaid	(60,000)	(135,000)	(100,000)

Net cash (used in) financing activities	$(717,544)	$(302,001)	$(228,003)

Effect of exchange rate changes on cash and cash equivalents	$11,161	$(3,362)	$6,896
Change in cash and cash equivalents	132,103	48,487	(151,115)
Cash and cash equivalents at beginning of period	855,569	807,082	958,197

Cash and cash equivalents at end of period	$987,672	$855,569	$807,082

Supplemental information:
Income taxes paid, net of refunds	$257,317	$122,406	$9,931
Interest premium on redemption of mandatorily redeemable preferred securities paid	$—	$—	$66,734
Interest on mandatorily redeemable preferred stock and debt	$61,159	$61,179	$37,709

(1)	This relates to the sale of our equity interest in Private Healthcare Systems Inc., in November 2006.
(2)	This relates to the acquisition of Safeco Financial Institution Solutions, Inc., acquired on May 1, 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (formerly, Fortis, Inc.) (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and selected international markets. Prior to the Initial Public Offering (the “IPO”), Fortis, Inc. was incorporated in Nevada and was indirectly wholly owned by Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. See Note 4 for dispositions of businesses.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that can be converted into common stock were exercised as of the end of the period.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on foreign currency translation, unrealized gains and losses on securities classified as available for sale and direct charges for pension under-funding, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2006 presentation. See Note 22—Segment Information.

Revenue Recognition

The Company recognizes and reports revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Foreign Currency Translation

For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign currency translation gains (losses) net of deferred income taxes have been reflected in “accumulated other comprehensive income.” Other than for wholly owned Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains (losses) since the Company intends to indefinitely reinvest the earnings in these other jurisdictions.

Investments

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized gains and losses.

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

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is reported as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. The retrospective method is used to adjust the effective yield.

Cash and Cash Equivalents

The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

accounts are netted with other positive cash accounts of the same bank providing the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

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

Income Taxes

Current federal income taxes are recognized based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are reported for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, and certain direct marketing expenses.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

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

Acquisition costs relating to worksite group life and disability consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

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

Acquisition costs relating to group term life, group disability and group dental consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

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

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS 142”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, the Company is required to test goodwill on at least an annual basis. The Company performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the timing of its annual goodwill impairment test to the fourth quarter based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill. The Company’s fourth quarter 2006 impairment test concluded that goodwill is not impaired.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Long Duration Contracts

Future policy benefits and expense reserves on Long Term Care (“LTC”), life insurance policies and annuity contracts that are no longer offered, individual medical policies issued prior to 2003 or issued in a limited number of jurisdictions and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

For worksite group disability, the case reserves and incurred but not reported (“IBNR”) are recorded at an amount equal to the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

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

The Company reports mandatorily redeemable preferred stock equal to redemption value.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are pre-funded funeral life insurance, investment type annuities and worksite group disability and life insurance. The pre-funded funeral life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For pre-funded funeral life insurance policies, revenues are recognized and reported when due from policyholders. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on the worksite group disability.

For individual medical contracts sold prior to 2003, individual medical contracts currently sold in a limited number of jurisdictions and traditional life insurance contracts previously sold by the preneed business but no longer offered, revenue is recognized and reported when due from policyholders.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“FAS 5”), which requires the Company to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company reports an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Recent Accounting Pronouncements Adopted

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Company adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s financial statements. See Note 17 for further information regarding the adoption of FAS 123R.

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement plans on their balance sheet with an offsetting adjustment to accumulated other comprehensive income. FAS 158 requires companies to make additional disclosures, but does not change how pension and postretirement benefits are accounted for and reported in the statement of operations. The Company adopted FAS 158 as of December 31, 2006. See Note 21 for additional disclosures required by FAS 158 and the effects of adoption.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

retained earnings. The Company adopted SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Outstanding

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges or Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The adoption of FIN 48 will not have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 allows to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

3. Acquisitions of Businesses

On May 1, 2006, the Company acquired 100% of the common stock of Safeco Financial Institution Solutions, Inc. (“SFIS”). At the time of the acquisition, SFIS was the fourth largest provider of creditor-placed

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

homeowners insurance and direct tracking services for mortgage lenders and servicers nationwide. The Company also entered into a reinsurance agreement with certain Safeco Insurance Companies. Upon acquisition, SFIS became a part of the Assurant Specialty Property segment. The purchase of SFIS did not meet the criteria of a significant acquisition and therefore no pro-forma financial information is required.

4. Dispositions of Businesses

The Company’s results of operations were affected by the following dispositions:

On November 9, 2005, the Company signed an agreement with Forethought Life Insurance Company (“Forethought”) to sell via reinsurance new preneed insurance policies written as of October 1, 2005 in the United States via independent funeral homes and funeral home chains other than those owned and operated by Service Corporation International (“SCI”). The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact preneed’s Independent—Canada operation or SCI distribution channels.

On May 3, 2004, the Company sold the assets of its Workability division of Core, Inc. The Company recorded a pre-tax loss on sale of $9,232.

5. Investments

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2006 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$324,745	$4,836	$(2,118)	$327,463
States, municipalities and political subdivisions	221,078	15,723	(372)	236,429
Foreign governments	631,740	24,071	(3,149)	652,662
Public utilities	1,074,962	38,003	(8,798)	1,104,167
All other corporate bonds	5,467,558	168,411	(45,238)	5,590,731
Mortgage backed securities	1,213,934	4,843	(12,180)	1,206,597

Total fixed maturities	$8,934,017	$255,887	$(71,855)	$9,118,049

Equity securities
Common stocks:
Banks, trusts and insurance companies	$186	$—	$(30)	$156
Industrial, miscellaneous and all other	505	377	(2)	880
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	734,875	14,070	(8,342)	740,603

Total equity securities	$735,566	$14,447	$(8,374)	$741,639

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2005 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$352,636	$11,635	$(2,308)	$361,963
States, municipalities and political subdivisions	217,100	19,111	(278)	235,933
Foreign governments	566,577	25,326	(2,550)	589,353
Public utilities	1,018,278	52,806	(6,493)	1,064,591
All other corporate bonds	5,169,018	236,797	(34,309)	5,371,506
Mortgage backed securities	1,344,986	5,581	(12,135)	1,338,432

Total fixed maturities	$8,668,595	$351,256	$(58,073)	$8,961,778

Equity securities
Common stocks:
Banks, trusts and insurance companies	$155	$—	$(1)	$154
Industrial, miscellaneous and all other	1,165	304	(44)	1,425
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	693,657	9,619	(11,754)	691,522

Total equity securities	$694,977	$9,923	$(11,799)	$693,101

The amortized cost and fair value of fixed maturities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$258,919	$258,947
Due after one year through five years	2,030,940	2,037,926
Due after five years through ten years	2,094,801	2,110,069
Due after ten years	3,335,423	3,504,510

Total	7,720,083	7,911,452
Mortgage and asset backed securities	1,213,934	1,206,597

Total	$8,934,017	$9,118,049

Proceeds from sales of available for sale securities were $2,201,923, $1,817,288 and $1,861,924 during 2006, 2005 and 2004 respectively. Gross gains of $33,511, $31,789 and $53,547 and gross losses of $36,590, $42,580 and $20,232 were realized on dispositions in 2006, 2005 and 2004, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Major categories of net investment income were as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed maturities	$517,744	$499,950	$484,232
Equity securities	49,779	45,621	41,592
Commercial mortgage loans on real estate	90,000	85,942	79,334
Policy loans	3,669	3,699	3,832
Short-term investments	11,575	7,774	3,158
Other investments	57,836	52,295	39,927
Cash and cash equivalents	30,836	16,542	6,942

Total Investment Income	761,439	711,823	659,017

Investment expenses	(24,753)	(24,566)	(24,268)

Net investment income	$736,686	$687,257	$634,749

The net realized gains (losses) recorded in income for 2006, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed maturities	$(147)	$(8,627)	$31,815
Equity securities	(3,742)	(2,929)	900

Total marketable securities	(3,889)	(11,556)	32,715
Real estate	(232)	—	(580)
Other	115,986 (1)	19,791	(7,827)

Total	$111,865	$8,235	$24,308

(1)	Includes $98,342 of realized gain relating to the sale of PHCS.

The Company recorded $810, $765 and $600 of pre-tax realized losses in 2006, 2005 and 2004, respectively, associated with other-than-temporary declines in value of available for sale securities. The Company recorded $854, zero and $4,217 of pre-tax realized losses in 2006, 2005 and 2004, respectively, associated with other investments.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2006 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$189,037	$(1,373)	$24,036	$(745)	$213,073	$(2,118)
States, municipalities and political subdivisions	21,423	(214)	9,398	(158)	30,821	(372)
Foreign governments	247,291	(2,823)	12,899	(326)	260,190	(3,149)
Public utilities	346,570	(7,267)	45,626	(1,531)	392,196	(8,798)
All other corporate bonds	2,136,342	(37,521)	250,908	(7,717)	2,387,250	(45,238)
Mortgage backed securities	713,912	(8,850)	99,713	(3,330)	813,625	(12,180)

Total fixed maturities	$3,654,575	$(58,048)	$442,580	$(13,807)	$4,097,155	$(71,855)

Equity securities
Common stocks:
Banks, trusts and insurance companies	$140	$(30)	$—	$—	$140	$(30)
Industrial, miscellaneous and all other	102	(2)	—	—	102	(2)
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	248,030	(5,425)	67,143	(2,917)	315,173	(8,342)

Total equity securities	$248,272	$(5,457)	$67,143	$(2,917)	$315,415	$(8,374)

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$128,125	$(1,617)	$22,380	$(691)	$150,505	$(2,308)
States, municipalities and political subdivisions	6,521	(44)	12,179	(234)	18,700	(278)
Foreign governments	142,116	(2,081)	10,142	(469)	152,258	(2,550)
Public utilities	240,259	(5,358)	36,752	(1,135)	277,011	(6,493)
All other corporate bonds	1,611,483	(28,926)	131,084	(5,383)	1,742,567	(34,309)
Mortgage backed securities	707,930	(8,082)	124,754	(4,053)	832,684	(12,135)

Total fixed maturities	$2,836,434	$(46,108)	$337,291	$(11,965)	$3,173,725	$(58,073)

Equity securities
Common stocks:
Banks, trusts and insurance companies	$10	$(1)	$—	$—	$10	$(1)
Industrial, miscellaneous and all other	55	(44)	—	—	55	(44)
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	307,918	(7,468)	71,798	(4,286)	379,716	(11,754)

Total equity securities	$307,983	$(7,513)	$71,798	$(4,286)	$379,781	$(11,799)

The total unrealized losses represent less than 2% of the aggregate fair value of the related securities at December 31, 2006 and 2005. Approximately 79% and 77% of these unrealized losses have been in a continuous loss position for less than twelve months in 2006 and 2005, respectively. The total unrealized losses are comprised of 1,394 and 1,172 individual securities with 94% of the individual securities having an unrealized loss of less than $200 in 2006 and 2005, respectively. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $2,171 and $9,388 in 2006 and 2005, respectively. There were no securities with an unrealized loss of greater than $200 having a market value below 88% and 79% of book value at December 31, 2006 and 2005, respectively.

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and recorded $810, $765 and $600 of additional other than temporary impairments as of December 31, 2006, 2005 and 2004, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

securities in an unrealized loss position as of December 31, 2006 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The Company has the intent and ability to hold these assets until the date of recovery.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States and Canada. At December 31, 2006, approximately 38% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Pennsylvania. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $23 to $17,768 at December 31, 2006 and from $20 to $18,000 at December 31, 2005. The mortgage loan valuation allowance for losses was $4,753 and $19,921 at December 31, 2006 and 2005, respectively.

At December 31, 2006, loan commitments outstanding totaled approximately $34,260. Furthermore, at December 31, 2006, the Company is committed to fund additional capital contributions of $19,497 to joint ventures and to certain investments in limited partnerships.

The Company has short term investments and fixed maturities of $392,397 and $707,445 at December 31, 2006 and 2005, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Solutions segment pre-arranged funeral business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limit the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the results of operations in fees and other income. As of December 31, 2006 and 2005, the CPI CAPs included in other assets amounted to $7,400 and $9,980, respectively. The (loss)/gain recorded in the results of operations totaled $(2,580) and ($1,795) and $1,050 for the period ended December 31, 2006, 2005 and 2004, respectively.

Security Lending

The Company engages in transactions in which fixed maturities, especially bonds issued by the United States Government, agencies, and U.S. Corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral. At December 31, 2006 and 2005, securities with a fair value of $356,839 and $587,982, respectively, were on loan to select brokers and are included in the Company’s available for sale investments. At December 31, 2006 and 2005, collateral with a fair value of $365,958 and $610,662, respectively, is included in the Company’s assets with offsetting liabilities.

6. Fair Value Disclosures

FAS 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. In the

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments : the carrying amount reported approximates fair value because of the short maturity of the instruments.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$987,672	$987,672	$855,569	$855,569
Fixed maturities	9,118,049	9,118,049	8,961,778	8,961,778
Equity securities	741,639	741,639	693,101	693,101
Commercial mortgage loans on real estate	1,266,158	1,302,448	1,212,006	1,299,215
Policy loans	58,733	58,733	61,043	61,043
Short-term investments	314,114	314,114	427,474	427,474
Other investments	564,494	564,494	549,759	549,759
Assets held in separate accounts	3,298,543	3,298,543	3,472,435	3,472,435
Collateral held under securities lending	365,958	365,598	610,662	610,662
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$730,862	$723,669	$818,848	$810,570
Liabilities related to separate accounts	3,298,543	3,298,543	3,472,435	3,472,435
Obligations under securities lending	365,958	365,958	610,662	610,662

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

7. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible items. A summary of such receivables is as follows:

	As of December 31,
	2006	2005
Insurance premiums receivable	$368,552	$316,238
Other receivables	267,046	163,885
Allowance for uncollectible items	(23,587)	(25,334)

Total	$612,011	$454,789

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

8. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense follows:

	Years Ended December 31,
	2006	2005	2004
Current expense:
Federal	$283,762	$44,235	$110,516
Foreign	11,691	9,228	7,748

Total current expense	295,453	53,463	118,264
Deferred expense (benefit)
Federal	89,459	126,076	68,227
Foreign	(5,041)	(3,286)	(1,123)

Total deferred expense	84,418	122,790	67,104

Total income tax expense	$379,871	$176,253	$185,368

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2006	2005	2004
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.2)	(0.2)	(0.3)
Dividends received deduction	(0.5)	(0.6)	(1.0)
Permanent nondeductible expenses	0.1	0.3	0.2
Change in liability for prior year taxes	0.3	(4.8)	(1.9)
Tax on Jobs Act repatriation	—	(1.2)	3.5
Goodwill	—	—	0.1
Foreign earnings	0.1	1.3	0.6
Foreign tax credit	(0.5)	(1.6)	(1.5)
Low-income housing credit	(0.2)	(0.4)	(0.6)
Low-income housing adjustments	0.1	0.3	0.3
Valuation allowance	0.2	—	—
Other	0.3	(1.2)	0.2

Effective income tax rate:	34.7%	26.9%	34.6%

The American Jobs Creation Act of 2004 (“The Jobs Act”) was enacted in October, 2004. In December 2004, the Company repatriated $110,066 from its Puerto Rico subsidiaries and incurred $18,887 of tax expense. Due to a technical correction to The Jobs Act and the resolution of the U.S. Internal Revenue Service (“IRS”), the Company recaptured $8,054 of this tax as a tax benefit in 2005. Additionally, the Company adjusted tax

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

liabilities for previously provided tax accruals which were no longer considered necessary due to the resolution of IRS audits. As a result of these adjustments, the Company realized tax benefits of $32,629 and $10,000 for December 31, 2005 and 2004, respectively and adjusted purchase accounting goodwill by $18,096 and $12,541 for December 31, 2005 and 2004, respectively.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005
Deferred Tax Assets
Policyholder and separate account reserves	$420,319	$383,304
Accrued liabilities	105,389	100,022
Investments, net	22,072	25,186
Loss carryforwards	20,832	14,707
Capital loss carryforwards	—	15,526
Deferred gain on disposal of businesses	87,469	100,524
Compensation related	33,695	37,299
Employee and post-retirement benefits	59,990	20,564

Total deferred tax asset	749,766	697,132

Less valuation allowance	(8,782)	—

Net deferred tax asset	$740,984	$697,132

Deferred Tax Liabilities
Deferred acquisition costs	$(661,278)	$(549,990)
Net unrealized appreciation on securities	(64,475)	(98,050)
Other	(72,388)	(96,606)

Total deferred tax liability	$(798,141)	$(744,646)

Net deferred income tax liability	$(57,157)	$(47,514)

After consideration of all the available facts, it is management’s opinion, that it is more likely than not, that the Company will realize the benefit of the deferred tax assets except for those relating to certain international subsidiaries. The deferred tax asset includes the expected tax benefit of $8,782 attributable to those international subsidiaries and a full valuation allowance for this balance has been established.

Other than for wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is approximately $86,811. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of approximately $21,974 net of anticipated foreign tax credits.

Under pre-1984 life insurance company income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

account designated as “Policyholders’ Surplus Account.” Amounts in this account only become taxable upon the occurrence of certain events, including dividend distributions from the Policyholders’ Surplus Account. The approximate amount in this account was $0 and $5,500 at December 31, 2006 and 2005, respectively. Deferred taxes were not provided on the amount from 2005 since the Company neither contemplated any action nor foresaw any events occurring that would create such tax. The Jobs Act suspends the additional tax imposed on distributions from the Policyholders’ Surplus Account for 2005 and 2006. In addition the Jobs Act provides that distributions made during the two year suspension period will first reduce the Company’s Policyholders’ Surplus Account balance. The Policyholders’ Surplus Account has decreased to zero because the Company paid dividends from the account in 2006 and 2005. Under the Jobs Act, no tax was paid or payable due to this distribution from the Policyholders’ Surplus Account.

At December 31, 2006, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal income tax purposes. Net operating loss carryforwards total $59,521 and will expire if unused as follows:

Expiration Year	Amount
2009	$18
2010	359
2014	243
2015	591
2016	1,047
2017	6,167
2018	515
2021	13,238
2022	4,275
2023	8,682
2024	2,410
2025	1,725
2026	1,678
unlimited	18,573

$59,521

The Company and its subsidiaries have fully utilized all capital loss carryforwards for U.S. federal income tax purposes as of December 31, 2006.

9. Deferred Acquisition Costs

Information about deferred acquisition costs follows:

	December 31,
	2006	2005	2004
Beginning Balance	$2,022,308	$1,647,654	$1,384,827
Costs deferred and other (1)	1,544,736	1,282,027	1,061,812
Amortization	(1,169,138)	(907,373)	(798,985)

Ending Balance	$2,397,906	$2,022,308	$1,647,654

(1)	Includes foreign currency translation.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

10. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2006	2005
Land	$14,359	$14,359
Buildings and improvements	190,056	189,367
Furniture, fixtures and equipment	339,401	323,251

Total	543,816	526,977
Less accumulated depreciation	(268,615)	(259,257)

Total	$275,201	$267,720

Depreciation expense for 2006, 2005 and 2004 amounted to $48,629, $49,901 and $45,675, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

11. Goodwill and VOBA

Information about goodwill and VOBA is as follows:

	Goodwill for the Years Ended December 31,			VOBA for the Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Beginning Balance	$804,864	$823,054	$828,523	$151,512	$170,663	$191,929
Acquisitions (Dispositions)	(14,183)	(340)	6,501	481	—	—
Amortization, net of interest accrued	—	—	—	(17,572)	(19,235)	(21,472)
Foreign currency translation and other	31	246	571	16	84	206
Tax adjustments	(193)	(18,096)	(12,541)	—	—	—

Ending balance	$790,519	$804,864	$823,054	$134,437	$151,512	$170,663

As prescribed under FAS 142, the Company has assigned goodwill to its reportable segments. Below is a rollforward of goodwill by reportable segment. This assignment of goodwill is performed only for FAS 142 impairment testing purposes. The following table has been recast to reflect the new segment reporting structure. See Note 22—Segment Information.

	Solutions	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2004	$167,093	$250,640	$220,243	$185,078	$823,054

(Dispositions)	(136)	(204)	—	—	(340)
Foreign Currency Translation and Other	(7,140)	(10,710)	—	—	(17,850)

Balance at December 31, 2005	$159,817	$239,726	$220,243	$185,078	$804,864

Acquisitions (Dispositions)	1,757	—	(15,940)	—	(14,183)
Foreign Currency Translation and Other	(162)	—	—	—	(162)

Balance at December 31, 2006	$161,412	$239,726	$204,303	$185,078	$790,519

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

As of December 31, 2006, the majority of the outstanding balance of VOBA is in the Company’s Solutions’ preneed business. VOBA in the preneed business assumes an interest rate ranging from 6.5% to 7.5%.

At December 31, 2006 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount
2007	$15,830
2008	$14,225
2009	$12,774
2010	$11,716
2011	$10,543

12. Reserves

The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2006				December 31, 2005
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$3,031,487	$3,339	$10,599	$3,094	$2,902,918	$3,616	$11,476	$3,443
Life insurance no longer offered	502,406	784	1,356	467	513,426	820	1,612	517
Universal life and other products no longer offered	331,257	1,537	263	8,289	346,928	1,699	339	7,128
FFG and LTC disposed businesses	2,743,154	45,129	262,960	34,743	2,724,575	46,956	218,311	15,243
Medical	152,954	23,827	34,454	43,602	172,441	31,650	50,866	45,926
All other	5,085	504	11,532	7,213	4,566	608	8,548	7,926
Short Duration Contracts:
Group term life	—	6,787	327,180	53,221	—	6,207	331,040	58,953
Group disability	—	2,195	1,362,594	156,296	—	2,110	1,330,091	168,825
Medical	—	95,651	123,736	192,394	—	89,776	143,379	180,727
Dental	—	3,796	4,746	19,873	—	4,226	4,631	23,332
Property and Warranty	—	1,488,253	195,306	296,336	—	1,261,145	415,654	531,364
Credit Life and Disability	—	494,113	125,909	93,261	—	571,723	154,964	120,279
Extended Service Contract	—	2,179,345	3,075	32,462	—	1,784,292	6,726	27,900
All other	—	84,633	3,251	3,954	—	46,786	3,694	2,329

Total	$6,766,343	$4,429,893	$2,466,961	$945,205	$6,664,854	$3,851,614	$2,681,331	$1,193,892

The following table provides a roll forward of the claims and benefits payable for the Company’s group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case reserves and IBNR. These are the Company’s product lines with the most significant short duration claims and benefits payable balances. Medical also includes business classified as long duration because the methodology used for

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

setting claims and benefits payable is similar to that for short duration Medical. The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $95,529 and $115,873 at December 31, 2006 and 2005, respectively.

	Group Term Life	Group Disability	Short Duration Medical	Long Duration Medical	Property and Warranty
Balance as of December 31, 2003, gross of reinsurance	$394,292	$1,372,232	$272,955	$149,308	$671,993
Less: Reinsurance ceded and other(1)	(37)	(21,037)	(58,897)	(17,596)	(287,302)

Balance as of January 1, 2004, net of reinsurance	394,255	1,351,195	214,058	131,712	384,691
Incurred losses related to:
Current year	221,779	407,188	1,103,374	398,685	585,750
Prior year's interest	10,282	59,674	—	—
Prior year(s)	(49,547)	(71,395)	(38,540)	(30,998)	(25,458)

Total incurred losses	182,514	395,467	1,064,834	367,687	560,292
Paid losses related to:
Current year	137,992	69,391	837,945	299,738	413,612
Prior year(s)	45,762	257,535	157,956	95,281	148,449

Total paid losses	183,754	326,926	995,901	395,019	562,061
Balance as of December 31, 2004, net of reinsurance	393,015	1,419,736	282,991	104,380	382,922
Plus: Reinsurance ceded and other(1)	36	16,633	70,547	18,327	303,572

Balance as of December 31, 2004, gross of reinsurance	$393,051	$1,436,369	$353,538	$122,707	$686,494
Less: Reinsurance ceded and other(1)	(36)	(16,633)	(70,547)	(18,327)	(303,572)

Balance as of January 1, 2005, net of reinsurance	393,015	1,419,736	282,991	104,380	382,922
Incurred losses related to:
Current year	211,518	382,172	1,114,229	335,788	583,837
Prior year's interest	9,845	64,474	—	—
Prior year(s)	(56,557)	(38,018)	(53,192)	(17,632)	19,627 (2)

Total incurred losses	164,806	408,628	1,061,037	318,156	603,464
Paid losses related to:
Current year	127,289	71,780	872,899	259,863	363,547
Prior year(s)	41,201	274,726	207,137	79,817	230,233

Total paid losses	168,490	346,506	1,080,036	339,680	593,780
Balance as of December 31, 2005, net of reinsurance	389,331	1,481,858	263,992	82,856	392,606
Plus: Reinsurance ceded and other (1)	663	17,058	60,114	13,936	554,412

Balance as of December 31, 2005, gross of reinsurance	$389,994	$1,498,916	$324,106	$96,792	$947,018
Less: Reinsurance ceded and other (1)	(663)	(17,058)	(60,114)	(13,936)	(554,412)

Balance as of January 1, 2006, net of reinsurance	389,331	1,481,858	263,992	82,856	392,606
Incurred losses related to:
Current year	199,869	393,849	1,110,600	280,538	702,581
Prior year's interest	10,216	65,124	—	—	—
Prior year(s)	(59,937)	(83,206)	(45,629)	(11,668)	(29,235)

Total incurred losses	150,148	375,767	1,064,971	268,870	673,346
Paid losses related to:
Current year	123,439	69,819	868,805	218,388	500,111
Prior year(s)	36,452	281,807	194,370	63,694	215,376

Total paid losses	159,891	351,626	1,063,175	282,082	715,487
Balance as of December 31, 2006, net of reinsurance	379,588	1,505,999	265,788	69,644	350,465
Plus: Reinsurance ceded and other (1)	813	12,891	50,342	8,412	141,177

Balance as of December 31, 2006, gross of reinsurance	$380,401	$1,518,890	$316,130	$78,056	$491,642

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

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

Case reserves and IBNR amounts are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefit changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

Since case reserves and IBNR include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, if the amounts listed on the line labeled “Incurred losses related to: Prior years” are negative (redundant) this means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. If the line labeled “Incurred losses related to: Prior years” are positive (deficient) this means that the Company’s actual losses incurred related to prior years for these lines were greater than the estimates previously made by the Company.

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

The Group Term Life case reserves and IBNR redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves.

Group Disability case reserves and IBNR show redundancies in all years due to actual claim recovery rates exceeding those assumed in prior year reserves. During the three year period, recoveries and terminations due to death were the most favorable in 2004 and 2006 leading to a higher reserve redundancy in those years.

The redundancies in our Medical lines case reserves and IBNR were caused by the Company’s claims developing more favorably than expected. The Company’s actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes.

In 2004 and 2006, the Company’s Property and Warranty case reserves and IBNR show redundancies from the Company’s credit unemployment lines, driven by strong growth and declining unemployment in the U.S. economy. In 2005, the core Property and Warranty lines had similar experience, but was more than offset by $61,943 of additional claims and benefits payable amounts related to certain excess of loss reinsurance programs written from 1995 to 1997. (See Note 26, Commitments and Contingencies, for further discussion on the excess of loss reinsurance programs). For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental,

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

and other general liability), there were no material changes in estimated amounts for incurred claims in prior years for all years. Property and Warranty gross case reserve and IBNR were at their highest level at December 31, 2005 due to outstanding 2005 Hurricane claims, which were paid in 2006.

Long Duration Contracts

The Company’s long duration contracts are primarily comprised of pre-funded funeral life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered and FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

The Company’s Solutions segment through its preneed business manages pre-funded funeral insurance products through two separate divisions, the independent division and the American Memorial Life Insurance Company (“AMLIC”) division. The Company signed an agreement with Forethought on November 9, 2005 whereby the Company discounted writing new preneed insurance policies in the United States via Independent Funeral Homes (see Note 4). The reserves for future policy benefits and expenses for pre-funded funeral life and annuity contracts and traditional life insurance no longer offered by the preneed business differ by division and are established based upon the following assumptions.

PreNeed Business—Independent Division

Interest and discount rates for pre-funded funeral life insurance are level, vary by year of issuance and product, and ranged from 4.7% to 7.3% in 2006 and 2005 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in 2006 and 2005.

Interest and discount rates for traditional life insurance no longer offered vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2006 and 2005 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2006 and 2005.

Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future policy benefit increases on pre-funded funeral life insurance policies ranged from 1.0% to 7.0% in 2006 and 2005. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2006 and 2005 with the exception of most policies issued in 2006 and 2005 where the assumption was 2.3%.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 2.0% to 5.5% in 2006 and 2005. Withdrawal charges, if any, generally range from 7.0% to 0% and grade to zero over a period of seven years for business issued in the United States. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

PreNeed Business—AMLIC Division

Interest and discount rates for pre-funded funeral life insurance policies issued October 2000 and beyond vary by issue year and are based on pricing assumptions and modified to allow for provisions for adverse

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

deviation. 2006 issues used a level 6.0% discount rate, 2005 issues used a level 5.5% discount rate, and 2004 issues used a level 5.3% discount rate. Pre-funded funeral life insurance policies issued prior to October 2000 and all traditional life policies issued by the AMLIC division use discount rates, which vary by issue year and product and ranged from 2.5% to 7.5% in 2006 and 2005.

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

Future policy benefit increases on pre-funded funeral life insurance are based upon pricing assumptions. First-year guaranteed benefit increases range from 0.0% to 6.0% in 2006 and 2005. Renewal guaranteed benefit increases range from 0.0% to 3.0% in 2006 and 2005, except for a very small portion of policies which are guaranteed at 8.0%. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2006 and 2005.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2006 and 2005. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products no longer offered in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2006 and 2005, except for a very small portion of policies with a credited rate of 6.0% and guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and the funds received and ranged from 4.0% to 5.1% in 2006 and 2005. Guaranteed crediting rates where present ranged from 4.0% to 4.5%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

FFG and LTC

The reserves for FFG and LTC are included in the Company’s reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 13).

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, property and warranty, credit life and disability, extended service contract and all other. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

The Company’s group disability products are short duration contracts that include short and long term disability coverage. Case reserves and IBNR for long-term disability have been discounted at 5.25% in 2006. The December 31, 2006 and 2005 liabilities net of reinsurance include $1,478,368 and $1,440,479 respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2006 and 2005 are $466,170 and $466,929, respectively

13. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2006	2005
Ceded future policyholder benefits and expense	$2,635,445	$2,565,223
Ceded unearned premium	637,447	691,787
Ceded claims and benefits payable	577,052	928,882
Ceded paid losses	65,028	261,918

Total	$3,914,972	$4,447,810

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2006			2005			2004
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Gross earned
Premiums and other considerations	$1,207,705	$7,152,654	$8,360,359	$1,391,120	$6,902,914	$8,294,034	$1,556,964	$6,808,796	$8,365,760
Premiums assumed	1,578	482,718	484,296	59,706	308,432	368,138	40,583	350,702	391,285
Premiums ceded	(497,315)	(1,503,565)	(2,000,880)	(530,500)	(1,610,876)	(2,141,376)	(495,584)	(1,778,590)	(2,274,174)

Net earned premiums and other considerations	$711,968	$6,131,807	$6,843,775	$920,326	$5,600,470	$6,520,796	$1,101,963	$5,380,908	$6,482,871

Gross policyholder benefits	$1,657,362	$3,054,061	$4,711,423	$1,797,670	$4,394,017	$6,191,687	$1,707,500	$3,371,977	$5,079,477
benefits assumed	6,134	291,320	297,454	32,494	219,665	252,159	29,156	282,595	311,751
benefits ceded	(1,037,690)	(432,240)	(1,469,930)	(1,050,329)	(1,685,708)	(2,736,037)	(832,898)	(718,561)	(1,551,459)

Net policyholder benefits	$625,806	$2,913,141	$3,538,947	$779,835	$2,927,974	$3,707,809	$903,758	$2,936,011	$3,839,769

The Company had $372,678 and $403,045, respectively, of invested assets held in trusts or by custodians as of December 31, 2006 and 2005 for the benefit of others related to certain reinsurance arrangements.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in Assurant Solutions and Assurant Specialty Property segments, for client risk and profit sharing.

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

The reinsurance recoverable from The Hartford was $1,366,601 and $1,444,992 as of December 31, 2006 and 2005, respectively. The reinsurance recoverable from John Hancock was $1,361,615 and $995,488 as of December 31, 2006 and 2005, respectively. The Company would be responsible for administering this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. As of December 31, 2006 there have been no default events by The Hartford or John Hancock and the Company has not been obligated to fulfill any of the reinsurers’ obligations.

Segment Client Risk and Profit Sharing

The Assurant Solutions and Assurant Specialty Property segments write business produced by their clients, such as mortgage lenders and servicers and financial institutions, and reinsures all or a portion of such business to insurance subsidiaries of the clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

A substantial portion of Assurant Solutions and Assurant Specialty Property’s reinsurance activities are related to agreements to reinsure premiums and risks related to business generated by certain clients to the

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, our insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance.

The Company’s reinsurance agreements do not relieve the Company from its direct obligation to its insureds. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To minimize its exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and holds substantial collateral (in the form of funds, trusts, and letters of credit) as security under the reinsurance agreements

14. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,537, which represents the principal amount less the discount. The discount will be amortized over the life of the notes. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The senior notes were registered under the Securities Act in 2004 and all of the holders exchanged their notes for the new, registered notes.

The interest expense incurred for the years ended December 31, 2006, 2005 and 2004 relating to the senior notes was $60,188, $60,188 and $52,163 respectively. There was $22,570 of accrued interest at December 31, 2006, 2005 and 2004. The Company made interest payments of $30,094 on February 15, 2006 and August 15, 2006, respectively.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Markets, Inc., which was established on January 30, 2004. In April 2005, the Company amended and restated its $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. On February 7, 2006, May 8, 2006 and August 24, 2006 the Company used $20,000, $20,000 and $20,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on February 14, 2006, May 15, 2006 and August 31, 2006, respectively. There were no amounts relating to the commercial paper program outstanding at December 31, 2006. The Company did not use the revolving credit facility during the twelve months ended December 31, 2006 and no amounts are currently outstanding.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

15. Mandatorily Redeemable Preferred Stocks

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

Information about the preferred stock is as follows:

	December 31,
	2006	2005
Preferred stock, par value $1.00 per share:
Series B: 30,000 shares authorized, 17,160 and 19,160 shares issued and outstanding in 2006 and 2005, respectively	$17,160	$19,160
Series C: 5,000 shares authorized, issued and outstanding	5,000	5,000

Total	$22,160	$24,160

There was no change in the outstanding shares of Series C for the years ended December 31, 2006, 2005 and 2004. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Shares outstanding, beginning	19,160	19,160	19,160
Shares redeemed	(2,000)	—	—

Shares outstanding, ending	17,160	19,160	19,160

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

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

16. Common Stock

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

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2006	2005	2004
Shares outstanding, beginning	130,591,834	139,766,177	109,222,276
Issuance to Fortis in connection with IPO (Note 1)	—	—	32,976,854
Vested Restricted Shares, net (Note 17) (a)	50,900	24,546	1,262
Issuance to Board of Directors (Note 17)	11,555	14,207	10,911
Issuance related to ESPP (Note 17)	152,567	148,877	—
Issuance related to SARS exercise (Note 17)	275,677	37,295	—
Shares repurchased as part of buy-back program (Note 18)	(8,464,216)	(9,391,968)	(2,411,500)
Net shares repurchased as part of Executive 401k plan (Note 17)	—	(7,300)	(33,626)

Shares outstanding, ending	122,618,317	130,591,834	139,766,177

(a)	Vested Restricted Shares shown net of shares retired to cover participant tax liability.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The Company is authorized to issue 800,000,000 shares of common stock. The 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired and it is management intent not to reissue these shares.

17. Incentive Plans

Stock Based Incentive Plans

Prior to January 1, 2006, the Company accounted for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which required compensation expense for compensatory plans to be recognized based on the intrinsic value of the award. Effective January 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation costs are recognized based on the grant date fair value, in accordance with FAS 123R, for new awards granted after January 1, 2006 as well as any unvested portion of awards granted prior to January 1, 2006. The Company also applied the “long form” method to calculate it’s beginning pool of windfall tax benefit related to employee stock based compensation awards as of the adoption date of FAS 123R. For the year ended December 31, 2006, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

FAS 123R requires that a one time cumulative adjustment be made at the adoption date to record an estimate of future forfeitures on outstanding awards. This adjustment is the amount of compensation cost recorded prior to the adoption of FAS 123R related to outstanding awards that are not expected to vest, based on an estimate of forfeitures as of the FAS 123R adoption date. The cumulative adjustment, net of taxes, had a positive impact of $1,547 on the consolidated results of operations of the Company for the year ended December 31, 2006.

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

Director’s Compensation Plan

The Company’s Director’s Compensation Plan permits the issuance of up to 500,000 new shares of the Company’s common stock to Non-Employee Directors. Under this plan, each Non-Employee Director shall receive annual compensation in the form of both common stock and Stock Appreciation Rights (“SARs”) equal to $60 each. Awards to a Non-Employee Director vest immediately and must be held for 5 years subsequent to the date of grant or settlement, or one year post-resignation. The compensation expense recorded related to shares issued under the Director’s Plan was $565, $505 and $245 for the years ended December 31, 2006, 2005 and 2004, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Long-Term Incentive Plan (“LTIP’)

The 2004 Long-Term Incentive Plan authorizes the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (“ALTIP”), Business Value Rights (“BVR”) Program and CEO Equity Grants Program.

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

Under the BVR Program, the Company grants SARs, subject to the approval of the Compensation Committee or the Board of Directors designee. SARs grants under this plan are made annually and have a three year cliff vesting period and a three year contractual life, at the end of which the rights are automatically exercised.

The Company’s CEO is authorized by the Board of Directors to grant common stock and restricted stock to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) limited to 100,000 new shares per year. Restricted stock grants under this program have variable vesting schedules.

All shares awarded under the LTIP vest and are exercised net of taxes at the option of the participants.

Restricted Stock

A summary of the Company’s outstanding Restricted Stock is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2005	127,601	$32.86
Grants	104,727	$49.65
Vests	(60,021)	$29.86
Forfeitures	(18,274)	$31.96

Shares outstanding at December 31, 2006	154,033	$45.55

The compensation expense recorded related to restricted stock was $3,366, $1,616, and $699 for the years ended December 31, 2006, 2005 and 2004, respectively. The related total income tax benefit recognized was $1,178, zero and zero for the years ended December 31, 2006, 2005 and 2004 respectively. The weighted average grant date fair value for restricted stock granted in 2005 and 2004 was $36.98 and $22.00, respectively.

As of December 31, 2006, there was $3,424 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $2,862, $979 and $33, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Stock Appreciation Rights

On April 7, 2005, the Company approved an amendment to the LTIP. The amendment, which was effective June 30, 2005, amended SARs from rights that paid appreciation to participants in the form of cash to rights that pay appreciation to participants in the form of shares of the Company’s common stock.

A summary of the Company’s SARs is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
SARs outstanding, December 31, 2005	5,981,397	$27.40
Grants	1,400,377	$49.25
Exercises	(851,918)	$24.53
Forfeitures and adjustments	(317,676)	$34.49

SARs outstanding, December 31, 2006	6,212,180	$32.35	4.58	$142,250

SARs exercisable at December 31, 2006	3,594,299	$25.15	5.54	$108,199

There were 1,400,377 and 1,448,292 SARs granted during the years ended December 31, 2006 and 2005, respectively. The compensation expense recorded related to SARs was $14,779 for the year ended December 31, 2006 and the related income tax benefit recognized was $5,142. Total compensation expense includes expense for SARs granted to the Board of Directors, which vest immediately. The weighted average grant date fair value for SARs granted in 2006 and 2005 were $11.37 and $8.64, respectively.

The total intrinsic value of SARs options exercised during the year ended December 31, 2006 and 2005 was $22,790 and $2,354, respectively. As of December 31, 2006, there was approximately $14,157 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The fair value of each SARs outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the year ended December 31, 2005 were based on the median historical stock price volatility of a peer group of insurance companies. Expected volatilities for awards issued during the year ended December 31, 2006 were based on the median historical stock price volatility of a peer group of insurance companies and implied volatilities from traded options on the Company’s common stock. The expected term for rights granted under the previous plan that were converted on June 30, 2005 was assumed to be the optimal term from the employee’s perspective under the Black-Scholes Model. The expected term for grants made subsequent to the June 30, 2005 conversion was assumed to equal the average of the vesting period of the right and the full contractual term of the right. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards issued during the years ended December 31,
	2006	2005
Expected Volatility	20.25 - 22.85%	26.61 - 27.19%
Risk Free Interest Rates	4.77 - 4.89%	3.69 - 4.12%
Dividend Yield	0.65%	0.84 - 0.89%
Expected Life (Years)	3.00 - 3.88	3.69 - 3.75

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Executive 401K Plan

During the year ended December 31, 2005, the Company purchased 12,900 treasury shares for $438 via a Rabbi Trust which was allocated to the Assurant Stock Fund. Effective December 2005, the Assurant Stock Fund was dissolved and the Company’s stock will no longer be offered to participants of the Executive 401K Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their after-tax compensation in each offering period toward the purchase of shares of the Company’s common stock. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of the common stock on the first or last day of the offering period. Prior to January 1, 2006, participants’ contribution was limited to a maximum of $6 per offering period. The ESPP was amended in November 2005 to increase the maximum contribution to $7.5 per offering period, or $15 per year.

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

In January 2007, the Company issued 80,282 shares to employees at a price of $43.52 for the offering period of July 1 through December 31, 2006, related to the ESPP. In January 2006, the Company issued 73,992 shares to employees at a price of $32.59 for the offering period of July 1 through December 31, 2005, relating to the ESPP. In January 2005, the Company issued 71,860 shares at a price of $23.67 for the offering period of July 1 through December 31, 2004, relating to the ESPP.

In July 2006, the Company issued 78,575 shares to employees at a price of $39.66 for the offering period of January 1 through June 30, 2006, relating to the ESPP. In July 2005, the Company issued 77,017 shares at a price of $27.63 for the offering period of January 1 through June 30, 2005, relating to the ESPP.

The compensation expense recorded related to the ESPP was $1,239 for the year ended December 31, 2006 and the related income tax benefit for disqualified disposition was $52. Prior to the adoption of FAS 123R, the Company accounted for ESPP in accordance with APB 25 as a non-compensatory plan, and accordingly did not record any compensation expense.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

	For awards issued during the years ended December 31,
	2006	2005
Expected Volatility	21.06 - 21.09%	15.9 - 16.63%
Risk Free Interest Rates	3.35 - 4.35%	1.63 - 2.61%
Dividend Yield	0.72 - 0.88%	0.91 - 1.06%
Expected Life (Years)	0.5	0.5

Pro-Forma Disclosure

The following pro forma information of net income and net income per share amounts were determined as if the Company had accounted for SARs and the ESPP Plan under the fair value method of FAS 123 for the years ended December 30, 2005 and 2004. This disclosure is not equivalent to the impact of FAS 123R.

	For the Year Ended December 30, 2005	For the Year Ended December 30, 2004
Net income as reported	$479,355	$350,560
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	46,530	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,690)	(180)

Pro forma net income	$485,195	$350,380

Earnings per share as reported:
Basic	$3.53	$2.53
Diluted	$3.50	$2.53

Pro forma earnings per share:
Basic	$3.57	$2.53
Diluted	$3.54	$2.53

Non-Stock Based Incentive Plans

Deferred Compensation

The Deferred Compensation Programs consist of three plans: the Assurant Investment Plan (“AIP”), the American Security Insurance Company (“ASIC”) Plan and the Assurant Deferred Compensation Plan (“ADC”). The AIP and ASIC Plans provided key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. Both Plans were frozen in December 2004 and no additional contributions can be made to the Plans. Effective March 1, 2005, the ADC Plan was established as an amendment and restatement of the AIP and ASIC in order to comply with the Jobs Act of 2004. The ADC Plan provides key employees the ability to defer a portion of their eligible compensation to be invested in a variety of mutual funds. Deferrals and withdrawals under the ADC are fully compliant with the Jobs Act definition of eligible compensation and distribution requirements. The amounts included in other investments and other liabilities related to the Deferred Compensation Plans were $105,328 and $99,035 at December 31, 2006 and 2005, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

18. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2006	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	450,200	$44.33	450,200
February	416,600	$44.49	416,600
March	550,000	$46.38	550,000
April	475,000	$48.86	475,000
May	475,000	$49.90	475,000
June	1,190,000	$47.67	1,190,000
July	1,040,000	$48.21	1,040,000
August	1,101,000	$50.14	1,101,000
September	940,000	$52.95	940,000
October	1,030,000	$53.88	1,030,000
November	430,100	$54.79	430,100
December	366,316	$55.65	366,316

	8,464,216	$49.88	8,464,216

On November 11, 2005 the Company’s Board of Directors approved a stock repurchase program under which the Company could repurchase $400,000 of its outstanding common stock. On November 21, 2006, the Company reached the $400,000 threshold under this program. Total shares repurchased under this program were 7,987,951 at a cost of $395,740 and 97,668 shares at a cost of $4,260 for the years ended December 31, 2006 and 2005, respectively.

On November 10, 2006, the Company’s Board of Directors approved another stock repurchase program under which the Company may repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2006, the Company repurchased 476,265 shares of its outstanding common stock at a cost of $26,445 under this authorization.

The total number of shares repurchased under both programs during 2006 totaled 8,464,216 at a cost of $422,184. As of December 31, 2006, an additional $573,555 can be used to purchase shares pursuant to the November 10, 2006 repurchase program.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

19. Other Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Pension Under- funding	Accumulated Other Comprehensive Income
Balance at December 31, 2003	$22,241	$331,536	$(35,250)	$318,527
Activity in 2004	18,595	3,362	(2,321)	19,636

Balance at December 31, 2004	40,836	334,898	(37,571)	338,163
Activity in 2005	(4,574)	(141,642)	27,552	(118,664)

Balance at December 31, 2005	36,262	193,256	(10,019)	219,499

Activity in 2006	6,373	(67,627)	1,331	(59,923)

Adoption FAS 158	—	—	(71,512)	(71,512)

Balance at December 31, 2006	$42,635	$125,629	$(80,200)	$88,064

The unrealized (gains) losses on securities is net of reclassification adjustments of $(8,886), $(5,017), and $21,448, net of tax, in 2006, 2005 and 2004, respectively, for net realized gains (losses) on sales of securities included in net income.

20. Statutory Information

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

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s US domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2006		2005		2004
Statutory Net Income (Loss)
P&C Companies	$242,848		$(14,357	)(1)	$92,927
Life Companies	470,080	(2)	384,755		390,870

Total Statutory Net Income	$712,928		$370,398		$483,797

(1)	The $(14,357) P&C Companies statutory net loss in 2005 includes an after-tax charge of approximately $101,100 relating to American Reliable Insurance Company (“ARIC”) a wholly owned subsidiary that participated in certain excess of loss reinsurance programs. See Note 26—Commitments and Contingencies

(2)	The $ 470,080 Life Companies statutory net income in 2006 includes a gain of approximately $31,700 (after-tax) resulting from the April 2006 sale of the Canadian insurance operations of Union Security Insurance Company (USIC) to an affiliated entity not subject to SAP. The USIC Canadian operations contributed statutory net income included above of approximately $3,998, $14,164 and $8,379 for the years ended 2006, 2005 and 2004 respectively. The Life Companies 2006 statutory net income also includes approximately $40,500 (after-tax) from a settlement awarded to Assurant Solutions in the fourth quarter of 2006 resulting from the successful resolution of a contract dispute with Progeny Marketing Innovations, a wholly-owned subsidiary of Cendant Corporation.

	At December 31,
	2006	2005
Statutory Capital and Surplus
P&C Companies	$933,416	$675,971	(3)
Life Companies	1,157,394	1,442,178

Total Statutory Capital and Surplus	$2,090,810	$2,118,149

(3)	ARIC’s 2005 Statutory capital and surplus reflects the charge of approximately $101,100 discussed above as well as approximately $71,700 of gain booked directly to Statutory capital and surplus relating to the reversal of previously non-admitted reinsurance recoverables.

The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. Some of these non-insurance subsidiaries and foreign insurance subsidiaries were owned by one of the Company’s US domiciled life statutory insurance subsidiaries until September 30, 2006 and thus are included in the 2005 capital and surplus amounts for life companies presented above. In 2006, the common stock of these subsidiaries was distributed as a dividend and return of capital to an upstream holding company that is not subject to SAP and therefore the value of these subsidiaries is no longer included in Statutory capital and surplus. The value of the non insurance and foreign subsidiaries included in Statutory capital and surplus in 2005 was $141,937. The statutory net income presented above does not include foreign insurance subsidiaries in accordance with SAP.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2007 without regulatory approval is approximately $476,070. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

21. Retirement and Other Employee Benefits

The Company and its subsidiaries participate in a noncontributory defined benefit pension plan covering substantially all of their employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also has a noncontributory, nonqualified supplemental program covering certain employees. The qualified and nonqualified plans are referred to as “Pension Benefits” unless otherwise noted.

In addition, the Company provides certain life and healthcare benefits (“Retirement Health Benefits”) for retired employees and their dependents. Substantially all employees of the Company may become eligible for these benefits depending on age and years of service. The Company has the right to modify or terminate these benefits.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Summarized information on the Company’s Pension Benefits and Retirement Health Benefit plans for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2006	2005	2004	2006	2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(487,670)	$(444,913)	$(395,818)	$(60,698)	$(54,215)	$(51,029)
Service cost	(21,705)	(20,111)	(19,099)	(2,791)	(2,516)	(2,172)
Interest cost	(27,098)	(25,297)	(24,402)	(3,087)	(3,125)	(2,937)
Amendments	—	(850)	(2,280)	(389)	—	—
Actuarial (loss) gain	(5,481)	(17,666)	(27,397)	5,165	(1,303)	722
Benefits paid	24,691	21,167	19,424	1,253	461	1,201
Settlements	—	—	4,659	—	—	—

Projected benefit obligation at end of year	$(517,263)	$(487,670)	$(444,913)	$(60,547)	$(60,698)	$(54,215)

Change in plan assets
Fair value of plan assets at beginning of year	$353,154	$302,312	$263,966	$13,734	$12,628	$6,536
Actual return on plan assets	49,001	21,504	28,889	1,895	820	704
Employer contributions	27,350	51,101	34,234	1,060	761	6,601
Benefits paid (including administrative expenses)	(25,268)	(21,763)	(20,118)	(1,253)	(476)	(1,213)
Settlements	—	—	(4,659)	—	—	—

Fair value of plan assets at end of year	$404,237	$353,154	$302,312	$15,436	$13,733	$12,628

Funded status at end of year	$(113,026)	$(134,516)	$(142,601)	$(45,111)	$(46,965)	$(41,587)

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Incremental Effect of Applying FASB Statement No. 158 on Individual Line Items in the

Statement of Financial Position

December 31, 2006

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets	$190,347	$(3,408)	$186,939

Total assets	$25,168,556	$(3,408)	$25,165,148

Accounts payable and other liabilities	$1,176,303	$106,600	$1,282,903

Deferred income taxes, net	$95,653	$(38,496)	$57,157

Total liabilities	$21,264,447	$68,104	$21,332,551

Accumulated other comprehensive income	$159,576	$(71,512)	$88,064

Total stockholders’ equity	$3,904,109	$(71,512)	$3,832,597

For the years ended December 31, 2006, 2005 and 2004, accumulated benefit obligations exceeded plan assets as follows:

	Pension Benefits
	2006	2005	2004
Projected benefit obligation	$517,263	$487,670	$444,913
Accumulated benefit obligation	$449,209	$421,562	$380,828
Fair value of plan assets	$404,237	$353,154	$302,312

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2006	2005	2004	2006	2005	2004
Non-current asset	$—	N/A	N/A	$—	N/A	N/A
Current liabilities	$(10,651)	N/A	N/A	$(862)	N/A	N/A
Non-current liabilities	$(102,375)	N/A	N/A	$(44,249)	N/A	N/A

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2006	2005	2004	2006	2005	2004
Net (loss) gain	$(107,260)	N/A	N/A	$3,553	N/A	N/A
Prior service cost	(10,025)	N/A	N/A	(9,573)	N/A	N/A

	$(117,285)	N/A	N/A	$(6,020)	N/A	N/A

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2006	2005	2004	2006	2005	2004
Net Periodic Benefit Cost
Service cost	$21,705	$20,111	$19,099	$2,791	$2,516	$2,172
Interest cost	27,098	25,297	24,402	3,087	3,125	2,937
Expected return on plan assets	(28,541)	(26,262)	(22,331)	(1,133)	(1,066)	(539)
Amortization of prior service cost	3,714	3,752	3,775	1,331	1,307	1,307
Amortization of net loss	11,600	11,036	8,881	—	—	—
Settlement loss	609	—	1,089

Net periodic benefit cost	$36,185	$33,934	$34,915	$6,076	$5,882	$5,877

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Net (loss) gain	$(107,260)	N/A	N/A	$3,553	N/A	N/A
Prior service (cost) credit	(10,025)	N/A	N/A	(9,573)	N/A	N/A

Total recognized in accumulated other comprehensive income	$(117,285)	N/A	N/A	$(6,020)	N/A	N/A

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(81,100)	N/A	N/A	$56	N/A	N/A

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $9,467 and $3,713, respectively. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $1,342.

Determination of the projected benefit obligation was based on the following assumptions for the year ended December 31:

	Pension Benefits			Retirement Health Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.89%	5.66%	5.80%	5.92%	5.66%	5.80%

Determination of the net periodic benefit cost was based on the following assumptions for the year ended December 31:

	Pension Benefits			Retirement Health Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.66%	5.80%	6.20%	5.66%	5.80%	6.20%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

The selection of our discount rate assumption reflects the rate at which the pension and postretirement plan obligations could be effectively settled at December 31, 2006 and 2005, the methodology for selecting the

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

discount rate was to match each plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate, for each plan, is the single rate that produces the same present value of cash flows.

The discount rate as of December 31, 2004 was selected by management based on benchmark information, primarily the yield on the Moody’s AA long-term corporate bond index.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily, government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of the 8.25% assumption for the fiscal year 2006, 2005 and 2004.

	Retirement Health Benefits
	2006	2005	2004
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	10.0%	10.0%	11.0%
Post-65 Non-reimbursement Plan	12.0%	14.0%	15.0%
Pre-65 Reimbursement Plan	10.0%	7.0%	8.0%
Post-65 Reimbursement Plan	12.0%	7.0%	8.0%
Rate to which the cost trend rate is assumed to decline (“the ultimate trend rate”)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2006	2005	2004
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$65	$67	$58
Effect on postretirement benefit obligation	$1,151	$1,154	$1,036

One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(66)	$(69)	$(60)
Effect on postretirement benefit obligation	$(1,143)	$(1,145)	$(1,028)

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The Company’s qualified pension plans and other post retirement benefit plans weighted-average asset allocation at December 31, by asset category, are as follows:

	Pension Benefits			Retirement Health Benefits
	2006	2005	2004	2006	2005	2004
Assets Category
Equity securities	76.9%	77.0%	77.0%	76.9%	77.0%	77.0%
Debt securities	22.2%	21.5%	20.0%	22.2%	21.5%	20.0%
Other	0.9%	1.5%	3.0%	0.9%	1.5%	3.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The goals of the asset strategy are to determine if the growth in the value of the fund over the long-term, both in real and nominal terms, manage (control) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities.

The Investment Committee that oversees the investment of the plan assets conducted a review of the Investment Strategies and Policies of the Plan. This included a review of the strategic asset allocation, including the relationship of the Plan liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted a target asset allocation and modified the ranges:

	Low	Target	High
Debt securities	20%	25%	30%
Equity securities	65%	75%	85%

The equity securities category includes both domestic and foreign equity securities. The target asset equity security allocation of U.S. and foreign securities is 65% and 10%, respectively.

The Company expects to contribute $40,000 to its qualified pension plan in 2007.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health benefits
2007	$30,277	$1,262
2008	25,177	1,449
2009	25,470	1,677
2010	25,449	1,935
2011	26,984	2,236
Year 2012-2016	168,764	16,797

Total	$302,121	$25,356

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The Company and its subsidiaries have a defined contribution plan covering substantially all employees which provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $29,260, $25,381, and $25,318 in 2006, 2005 and 2004, respectively.

22. Segment Information

On April 1, 2006, the Company separated Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the preneed segment under the new Assurant Solutions segment. The segment income statement for the years ended December 31, 2005 and 2004 and the segments assets for the year ended December 31, 2005 have been recast to reflect the new segment reporting structure.

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

The Company evaluates performance of the operating business segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. (See Note 2)

On October 19, 2006 the Company announced that it had completed the sale of its equity interest in Private Healthcare Systems, Inc. (“PHCS”) to New York based MultiPlan, Inc. (“MultiPlan”). PHCS was accounted for under the equity method. MultiPlan, a healthcare financial risk manager, acquired PHCS from the Company and the other majority shareholders in PHCS. As part of the agreement, Assurant’s health care customers will have long-term access to the PHCS and MultiPlan networks. The Company recorded a pre-tax net realized gain of $98,342 in the Corporate and other segment related to the sale of PHCS.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The following tables summarize selected financial information by segment for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,371,605	$1,208,311	$2,083,957	$1,179,902	$—	$6,843,775
Net investment income	392,510	74,501	75,215	158,525	35,935	736,686
Net realized gains on investments	—	—	—	—	111,865	111,865
Amortization of deferred gain on disposal of businesses	—	—	—	—	37,300	37,300
Fees and other income	221,751	49,424	41,560	27,541	682	340,958

Total revenues	2,985,866	1,332,236	2,200,732	1,365,968	185,782	8,070,584
Benefits, losses and expenses
Policyholder benefits	998,770	408,721	1,300,817	830,634	5	3,538,947
Amortization of deferred acquisition costs and value of business acquired	902,403	232,780	24,756	25,174	—	1,185,113
Underwriting, general and administrative expenses	787,373	320,672	616,572	381,846	83,076	2,189,539
Interest expense	—	—	—	—	61,243	61,243

Total benefits, losses and expenses	2,688,546	962,173	1,942,145	1,237,654	144,324	6,974,842

Segment income before income tax	297,320	370,063	258,587	128,314	41,458	1,095,742
Income taxes	98,427	128,942	90,668	44,711	17,123	379,871

Segment income after tax	$198,893	$241,121	$167,919	$83,603	$24,335	$715,871

Cumulative effect of change in accounting principle						$1,547

Net income						$717,418

Segment Assets:
Segments assets, excluding goodwill	$10,637,152	$2,189,673	$1,278,108	$2,806,337	$7,463,359	$24,374,629

Goodwill						790,519

Total assets						$25,165,148

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2005
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,220,145	$858,848	$2,163,965	$1,277,838	$—	$6,520,796
Net investment income	371,565	61,953	69,056	156,889	27,794	687,257
Net realized gains on investments	—	—	—	—	8,235	8,235
Amortization of deferred gain on disposal of businesses	—	—	—	—	42,508	42,508
Fees and other income	132,730	38,159	40,344	26,214	1,432	238,879

Total revenues	2,724,440	958,960	2,273,365	1,460,941	79,969	7,497,675
Benefits, losses and expenses
Policyholder benefits	1,046,900	317,507	1,344,624	936,835	61,943	3,707,809
Amortization of deferred acquisition costs and value of business acquired	679,368	195,963	30,094	21,183	—	926,608
Underwriting, general and administrative expenses	798,137	227,036	627,805	397,359	96,055	2,146,392
Interest expense	—	—	—	—	61,258	61,258

Total benefits, losses and expenses	2,524,405	740,506	2,002,523	1,355,377	219,256	6,842,067

Segment income (loss) before income tax	200,035	218,454	270,842	105,564	(139,287)	655,608
Income taxes	66,888	75,227	92,787	37,198	(95,847)	176,253

Segment income (loss) after tax	$133,147	$143,227	$178,055	$68,366	$(43,440)	$479,355

Net income						$479,355

Segment Assets:
Segments assets, excluding goodwill	$10,457,115	$2,262,902	$1,452,878	$2,898,471	$7,489,223	$24,560,589

Goodwill						804,864

Total assets						$25,365,453

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2004
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,205,988	$768,773	$2,231,298	$1,276,812	$—	$6,482,871
Net investment income	318,705	72,546	67,902	149,718	25,878	634,749
Net realized gains on investments	—	—	—	—	24,308	24,308
Amortization of deferred gain on disposal of businesses	—	—	—	—	57,632	57,632
Loss on disposal of businesses					(9,232)	(9,232)
Fees and other income	113,515	37,013	38,708	29,306	1,844	220,386

Total revenues	2,638,208	878,332	2,337,908	1,455,836	100,430	7,410,714
Benefits, losses and expenses
Policyholder benefits	1,094,884	363,926	1,422,783	950,235	7,941	3,839,769
Amortization of deferred acquisition costs and value of business acquired	608,277	158,877	37,602	15,700	—	820,456
Underwriting, general and administrative expenses	805,285	242,450	637,305	394,037	76,903	2,155,980
Interest expense					56,418	56,418
Distributions on mandatorily redeemable preferred securities	—	—	—	—	2,163	2,163

Total benefits, losses and expenses	2,508,446	765,253	2,097,690	1,359,972	143,425	6,874,786

Segment income (loss) before income tax	129,762	113,079	240,218	95,864	(42,995)	535,928
Income taxes	39,044	38,138	81,931	33,654	(7,399)	185,368

Segment income (loss) after tax	$90,718	$74,941	$158,287	$62,210	$(35,596)	$350,560

Net income						$350,560

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

The Company operates primarily in the United States and Canada. The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived Assets
2006
United States	$7,482,045	$267,870
Foreign	588,539	7,331

Total	$8,070,584	$275,201

2005
United States	$7,057,187	$260,792
Foreign	440,488	6,928

Total	$7,497,675	$267,720

2004
United States	$7,053,134	$268,229
Foreign	357,580	8,859

Total	$7,410,714	$277,088

Revenue is based in the country where the product was sold and long-lived assets are based on the physical location of those assets. The Company has no reportable major customers.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

23. Earnings per common share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Year Ended December 31,
	2006	2005	2004
Numerator
Net income before cumulative effect of change in accounting principle	715,871	479,355	350,560
Cumulative effect of change in accounting principle (Note 17)	1,547	—	—

Net income	717,418	479,355	350,560

Denominator
Weighted average shares outstanding used in basic per share calculations	126,846,990	135,773,551	138,358,767
Incremental common shares from assumed:
SARs	1,853,972	1,075,458	—
Executive 401K plan	—	—	8,055
Restricted stock	31,572	22,309	28,882
ESPP	80,279	73,992	71,860

Weighted average shares used in diluted per share calculations	128,812,813	136,945,310	138,467,564

Earnings Per Share—Basic
Net income before cumulative effect of change in accounting principle	$5.65	$3.53	$2.53
Cumulative effect of change in accounting principle	$0.01	$—	$—

Net income	$5.66	$3.53	$2.53

Earnings Per Share—Diluted
Net income before cumulative effect of change in accounting principle	$5.56	$3.50	$2.53
Cumulative effect of change in accounting principle	$0.01	$—	$—

Net income	$5.57	$3.50	$2.53

Restricted shares totaling 100,686, 92,937 and zero for the years ended December 31, 2006, 2005 and 2004, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. SARs totaling zero and 44,247 for the years ended December 31, 2006 and 2005, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

24. Quarterly results of Operations

The Company’s quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2006
Total revenues	$1,929,782	$1,949,090	$1,984,079	$2,207,633
Income before income taxes and cumulative effect of change in accounting principle	242,356	232,163	231,041	390,182
Net income before cumulative effect of change in accounting principle	160,925	151,136	151,303	252,507
Net income	162,472	151,136	151,303	252,507
Basic per share data:
Income before income taxes and cumulative effect of change in accounting principle	$1.86	$1.81	$1.84	$3.17
Net income before cumulative effect of change in accounting principle	$1.24	$1.18	$1.20	$2.05
Net income	$1.25	$1.18	$1.20	$2.05
Diluted per share data:
Income before income taxes and cumulative effect of change in accounting principle	$1.84	$1.78	$1.81	$3.11
Net income before cumulative effect of change in accounting principle	$1.22	$1.16	$1.18	$2.01
Net income	$1.23	$1.16	$1.18	$2.01

	March 31	June 30	September 30	December 31
2005
Total revenues	$1,862,354	$1,874,303	$1,879,441	$1,881,577
Income before income taxes	176,723	188,099	141,374	149,412
Net income	114,398	127,624	100,287	137,046
Basic per share data:
Income before income taxes	$1.26	$1.37	$1.05	$1.14
Net income	$0.82	$0.93	$0.74	$1.05
Diluted per share data:
Income before income taxes	$1.26	$1.35	$1.04	$1.12
Net income	$0.82	$0.92	$0.74	$1.03

As disclosed in the Company’s 2004 10-K, on February 5, 2005 the Assurant Solutions segment was successful in a contract dispute with Progeny Marketing Innovations, a wholly-owned subsidiary of Cendant Corporation. A settlement was awarded to Assurant Solutions in the fourth quarter of 2006 in the amount of $62,278.

During the fourth quarter of 2006, the Company also completed the sale of its equity interest in PHCS. As a result, the Company recorded a pre-tax investment gain of $98,342 in its fourth quarter results. See Note 22 –Segment Information.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

During the fourth quarter of 2005, the Company adjusted tax liabilities by $32,629 for previously provided tax accruals which were no longer considered necessary due to the resolution of IRS audits. See Note 8—Income Taxes.

25. Subsequent Events

On February 15, 2007, the Company announced that the Board of Directors declared a quarterly dividend of $0.10 per common share. The dividend will be payable on March 12, 2007 to the Company’s stockholders as of February 26, 2007.

In February 2007, the Company amended its senior revolver credit facility to expand the definition of the term Equity. The term Equity, as it relates to the financial covenant ratios, now excludes all of accumulated other comprehensive income which is consistent with how the Company calculates other equity based ratios. There were no changes to any other terms and conditions of the credit facility agreement. See Note 14 – Debt.

26. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2006, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2007	$35,129
2008	$29,042
2009	$23,753
2010	$17,430
2011	$10,705
Thereafter	$30,978

Total minimum future lease payments	$147,037

Rent expense was $40,112, $34,921 and $37,712 for 2006, 2005 and 2004, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $33,219 and $28,216 of letters of credit outstanding as of December 31, 2006 and 2005, respectively.

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial condition or results of operations.

One of the Company’s subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except number of shares and per share amounts)

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

Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, were resolved by settlement or arbitration in 2005. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and based on management’s best estimate, the Company increased its reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. On February 28, 2006 there was a settlement relating to the 1996 program. Loss accruals previously established relating to the 1996 program were adequate. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

As part of ongoing, industry-wide investigations, the Company has received various subpoenas and requests from the Securities and Exchange Commission and the United States Attorney for the Southern District of New York in connection with various investigations into certain loss mitigation products and the use of finite risk insurance. The Company is cooperating fully with these investigations and is complying with these requests.

The Company conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and has provided information as requested. Based on the Company’s investigation to date, the Company has concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

The Audit Committee of the Board of Directors, with the assistance of independent and Company counsel as it deemed appropriate, also completed its own investigation of the matters raised by the subpoenas, continues to respond to inquiries from the regulatory agencies and otherwise continues to fully cooperate with the regulatory agencies. The Audit Committee has not found any wrongdoing on the part of any of the officers of the Company.

Assurant, Inc. and Subsidiaries

at December 31, 2006

Schedule I—Summary of Investments Other Than Investments in Related Parties

	Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed Maturities
Bonds:
United States Government and government agencies and authorities	$324,745	$327,463	$327,463
States, municipalities and political subdivisions	221,078	236,429	236,429
Foreign governments	631,740	652,662	652,662
Public utilities	1,074,962	1,104,167	1,104,167
All other corporate bonds	5,467,558	5,590,731	5,590,731
Mortgage backed securities	1,213,934	1,206,597	1,206,597

Total fixed maturities	$8,934,017	$9,118,049	$9,118,049

Equity securities
Common stocks:
Banks, trusts and insurance companies	$186	$156	$156
Industrial, miscellaneous and all other	505	880	880
Non-redeemable preferred stocks:
Non sinking fund preferred stocks	734,875	740,603	740,603

Total equity securities	$735,566	$741,639	$741,639

Commercial mortgage loans on real estate, at amortized cost	$1,266,158	$1,302,448	$1,266,158
Policy loans	58,733	58,733	58,733
Short-term investments	314,114	314,114	314,114
Collateral held under securities lending	365,958	365,958	365,958
Other investments	564,494	564,494	564,494

Total investments	$12,239,040	$12,465,435	$12,429,145

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Balance Sheet (Parent Only)

	December 31,
	2006	2005
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,044,635	$3,946,863
Fixed maturities available for sale (amortized cost—$126,842 in 2006 and $100,492 in 2005)	126,906	100,251
Short-term investments	8,211	12,067
Other investments	123,521	116,781

Total investments	4,303,273	4,175,962
Cash and cash equivalents	493,744	361,488
Receivable from subsidiaries	19,574	28,991
Tax receivable	11,901	37,733
Accrued investment income	1,523	130
Property and equipment, at cost less accumulated depreciation	155,144	158,622
Deferred income taxes, net	116,615	56,882
Goodwill	43,832	59,772
Other assets	37,560	64,637

Total assets	$5,183,166	$4,944,217

Liabilities
Accounts payable and other liabilities	$356,635	$248,808
Debt	971,774	971,690
Mandatorily redeemable preferred stock	22,160	24,160

Total liabilities	1,350,569	1,244,658

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 143,080,961 and 142,563,829 shares issued, 122,618,317 and 130,591,834 shares outstanding at December 31, 2006 and 2005, respectively	$1,430	$1,426
Additional paid-in capital	2,894,892	2,880,329
Retained earnings	1,676,171	1,006,910
Unamortized restricted stock compensation; 127,601 shares at December 31, 2005	—	(2,829)
Accumulated other comprehensive income	88,064	219,499
Treasury stock, at cost; 20,308,610 and 11,844,394 shares at December 31, 2006 and 2005, respectively	(827,960)	(405,776)

Total stockholders’ equity	3,832,597	3,699,559

Total liabilities and stockholders’ equity	$5,183,166	$4,944,217

Effective December 31, 2006, Core Inc., an indirectly wholly owned subsidiary of Assurant, Inc. and subsidiaries, was merged into the operations of Assurant, Inc. (“Parent Company”). Accordingly, all prior period amounts have been reclassified to conform to the 2006 presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Net investment income	$19,643	$14,115	$7,106
Net realized gains (losses) on investments	98,151	5,763	(3,411)
Loss on disposal of business	—	—	(9,232)
Fees and other income	60,760	61,598	63,482
Equity in undistributed and distributed net income of subsidiaries	686,928	520,346	426,617

Total revenues	865,482	601,822	484,562
Expenses
General and administrative expenses	121,226	138,240	118,521
Interest expense	61,243	61,258	56,418
Distributions on mandatorily redeemable preferred securities	—	—	2,163

Total expenses	182,469	199,498	177,102

Income before income taxes and cumulative effect of change in accounting principle	683,013	402,324	307,460
Income tax benefit	32,858	77,031	43,100

Income before cumulative effect of change in accounting principle	715,871	479,355	350,560
Cumulative effect of change in accounting principle	1,547	—	—

Net income	$717,418	$479,355	$350,560

Effective December 31, 2006, Core Inc., an indirectly wholly owned subsidiary of Assurant, Inc. and subsidiaries, was merged into the operations of Assurant, Inc. (“Parent Company”). Accordingly, all prior period amounts have been reclassified to conform to the 2006 presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating Activities
Net income	$717,418	$479,355	$350,560
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (income) on consolidated subsidiaries	(68,982)	8,904	(65,387)
Change in receivables	8,024	(25,075)	(24,006)
Change in income taxes	3,162	(16,518)	58,161
Change in accounts payable and other liabilities	4,041	(14,825)	13,221
Change in trading portfolio	236	(8,138)	(40,961)
Depreciation and amortization	30,114	26,554	25,300
Net realized (gains) losses on investments	(98,151)	(5,763)	3,414
Excess tax benefit from share-base payment arrangements	(2,561)	—	—
Stock base compensation expense	17,569	40,089	945
Other	(9,017)	25,386	(4,281)

Net cash provided by operating activities	601,853	509,969	316,966

Investing Activities
Sales of:
Fixed maturities available for sale	7,422	43,213	—
Property and equipment	23,173	12,238	12,467
Equity interest	146,368	—	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	37,567	32,713	2,013
Purchase of:
Fixed maturities available for sale	(71,584)	(100,000)	(78,577)
Property and equipment	(49,440)	(42,288)	(46,456)
Capital contributed to subsidiaries	(76,143)	(29,236)	(29)
Purchase of subsidiaries(1)	(11,000)	—	(16,000)
Change in short term investments	3,856	(5,556)	(5,495)
Change in other invested assets	(6,976)	(153)	301

Net cash provided by (used in) investing activities	3,243	(89,069)	(131,776)

Financing Activities
Repayment of mandatorily redeemable preferred securities	—	—	(196,224)
Redemption of mandatorily redeemable preferred stock	(2,000)	—	—
Issuance of debt	—	—	971,537
Repayment of debt	—	—	(1,750,000)
Issuance of common stock	(2,734)	3,771	725,491
Excess tax benefits from stock-based payment arrangements	2,561	—	—
Purchase of treasury stock	(422,451)	(338,874)	(63,628)
Dividends paid	(48,157)	(42,050)	(29,676)
Commercial paper issued	59,941	134,821	99,948
Commercial paper repaid	(60,000)	(135,000)	(100,000)
Other	—	—	—

Net cash (used in) financing activities	(472,840)	(377,332)	(342,552)

Change in cash and cash equivalents	132,256	43,568	(157,362)
Cash and cash equivalents at beginning of period	361,488	317,920	475,282

Cash and cash equivalents at end of period	$493,744	$361,488	$317,920

(1)	This relates to the acquisition of SAFECO Financial Institution Solutions, Inc., acquired on May 1, 2006.

Effective December 31, 2006, Core Inc., an indirectly wholly owned subsidiary of Assurant, Inc. and subsidiaries, was merged into the operations of Assurant, Inc. (“Parent Company”). Accordingly, all prior period amounts have been reclassified to conform to the 2006 presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Assurant, Inc. and Subsidiaries

for the years ended December 31, 2006, 2005 & 2004

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Property and Casualty Premiums Written
	(in thousands)
2006
Solutions	$2,168,708	$3,865,514	$3,431,658	$387,691	$2,371,605	$392,510	$998,770	$884,831	$804,945	$2,136,929
Specialty Property	148,635	4,171	820,533	274,493	1,208,311	74,501	408,721	232,780	320,672	—
Employee Benefits	27,504	550	12,694	1,936,111	1,179,902	158,525	830,634	26,771	380,249	—
Health	53,059	155,175	119,934	401,551	2,083,957	75,215	1,300,817	24,755	616,572	—
Corporate and Other	—	2,740,933	45,074	412,320	—	35,935	5	—	83,077	—

Total Segments	$2,397,906	$6,766,343	$4,429,893	$3,412,166	$6,843,775	$736,686	$3,538,947	$1,169,137	$2,205,515	$2,136,929

2005
Solutions	$1,784,366	$3,763,993	$2,970,104	$477,244	$2,220,145	$371,565	$1,046,900	$660,133	$817,372	$1,622,413
Specialty Property	132,456	3,845	700,184	667,154	858,848	61,953	317,507	195,963	227,036	—
Employee Benefits	28,894	—	12,480	1,926,396	1,277,838	156,889	936,835	21,183	397,359	—
Health	76,592	175,338	121,959	428,468	2,163,965	69,056	1,344,624	30,094	627,805	—
Corporate and Other	—	2,721,678	46,887	375,961	—	27,794	61,943	—	96,054	—

Total Segments	$2,022,308	$6,664,854	$3,851,614	$3,875,223	$6,520,796	$687,257	$3,707,809	$907,373	$2,165,626	$1,622,413

2004
Solutions	$1,384,163	$3,573,256	$2,509,677	$537,789	$2,205,988	$318,705	$1,094,884	$586,805	$826,757	$1,320,657
Specialty Property	138,506	3,717	625,286	290,342	768,773	72,546	363,926	158,878	242,449	—
Employee Benefits	19,576	—	18,610	1,868,381	1,276,812	149,718	950,235	15,700	394,037	—
Health	105,409	361,866	158,290	485,220	2,231,298	67,902	1,422,783	37,602	637,305	—
Corporate and Other	—	2,516,874	42,436	479,972	—	25,878	7,941	—	76,904	—

Total Segments	$1,647,654	$6,455,713	$3,354,299	$3,661,704	$6,482,871	$634,749	$3,839,769	$798,985	$2,177,452	$1,320,657

Assurant, Inc. and Subsidiaries

for the years ended December 31, 2006

Schedule IV—Reinsurance

	Gross amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$136,511,963	$37,861,720	$994,736	$99,644,979	1.0%

Premiums:
Life insurance	877,535	443,055	42,476	476,956	8.9%
Accident and health insurance	4,224,731	711,240	212,060	3,725,551	5.7%
Property and liability insurance	3,258,093	846,585	229,760	2,641,268	8.7%

Total premiums	$8,360,359	$2,000,880	$484,296	$6,843,775	7.1%

Benefits:
Life insurance	971,710	768,285	16,986	220,411	7.7%
Accident and health insurance	2,609,700	411,757	197,788	2,395,731	8.3%
Property and liability insurance	1,130,013	289,888	82,680	922,805	9.0%

Total benefits	$4,711,423	$1,469,930	$297,454	$3,538,947	8.4%

Assurant, Inc. and Subsidiaries

for the year ended December 31, 2005

Schedule IV—Reinsurance

	Gross amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$155,936,027	$46,017,284	$1,267,402	$111,186,145	1.1%

Premiums:
Life insurance	$1,418,297	$547,653	$96,584	$967,228	10.0%
Accident and health insurance	4,191,619	738,933	175,067	3,627,753	4.8%
Property and liability insurance	2,684,118	854,790	96,487	1,925,815	5.0%

Total premiums	$8,294,034	$2,141,376	$368,138	$6,520,796	5.6%

Benefits:
Life insurance	1,628,281	924,522	47,282	751,041	6.3%
Accident and health insurance	2,323,819	311,910	164,861	2,176,770	7.6%
Property and liability insurance	2,239,587	1,499,605	40,016	779,998	5.1%

Total benefits	$6,191,687	$2,736,037	$252,159	$3,707,809	6.8%

Assurant, Inc. and Subsidiaries

for the year ended December 31, 2004

Schedule IV—Reinsurance

	Gross amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$160,553,222	$49,955,772	$5,894,874	$116,492,324	5.1%

Premiums:
Life insurance	1,512,658	549,968	76,212	1,038,902	7.3%
Accident and health insurance	4,390,340	827,090	187,175	3,750,425	5.0%
Property and liability insurance	2,462,762	897,116	127,898	1,693,544	7.6%

Total premiums	$8,365,760	$2,274,174	$391,285	$6,482,871	6.0%

Benefits:
Life insurance	1,625,748	849,979	58,165	833,934	7.0%
Accident and health insurance	2,366,835	259,363	156,645	2,264,117	6.9%
Property and liability insurance	1,086,894	442,117	96,941	741,718	13.1%

Total benefits	$5,079,477	$1,551,459	$311,751	$3,839,769	8.1%

Assurant, Inc. and Subsidiaries

as of December 31, 2006, 2005 and 2004

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
2006:
Valuation allowance for foreign NOL deferred tax carryforward	$—	$8,782	$—	$—	$8,782
Valuation allowance for mortgage loans on real estate	19,921	(15,168)	—	—	4,753
Valuation allowance for uncollectible agents balances	17,784	857	(82)	1,848	16,711
Valuation allowance for uncollectible accounts	7,550	(128)	84	630	6,876

Total	$45,255	$(5,657)	$2	$2,478	$37,122

2005:
Valuation allowance for mortgage loans on real estate	$17,955	$2,586	$—	$620	$19,921
Valuation allowance for uncollectible agents balances	21,945	(2,063)	1,032	3,130	17,784
Valuation allowance for uncollectible accounts	2,873	6,781	(918)	1,186	7,550

Total	$42,773	$7,304	$114	$4,936	$45,255

2004:
Valuation allowance for mortgage loans on real estate	$18,854	$550	$—	$1,449	$17,955
Valuation allowance for uncollectible agents balances	28,449	474	—	6,978	21,945
Valuation allowance for uncollectible accounts	867	2,569	—	563	2,873

Total	$48,170	$3,593	$—	$8,990	$42,773