Form 10-Q
period 2007-03-31
ASSURANT INC
filed 2007-05-09
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s Common Stock outstanding at May 1, 2007 was 121,012,037.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At March 31, 2007 (unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006

	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$ 9,197,579 in 2007 and $8,934,017 in 2006)	$9,377,836	$9,118,049
Equity securities available for sale, at fair value (cost—$ 744,247 in 2007 and $735,566 in 2006)	751,798	741,639
Commercial mortgage loans on real estate, at amortized cost	1,287,058	1,266,158
Policy loans	58,413	58,733
Short-term investments	430,770	314,114
Collateral held under securities lending	576,129	365,958
Other investments	564,894	564,494

Total investments	13,046,898	12,429,145
Cash and cash equivalents	759,835	987,672
Premiums and accounts receivable, net	500,120	612,011
Reinsurance recoverables	3,868,067	3,914,972
Accrued investment income	142,687	137,803
Deferred acquisition costs	2,506,550	2,397,906
Property and equipment, at cost less accumulated depreciation	278,653	275,201
Goodwill	790,545	790,519
Value of business acquired	130,470	134,437
Other assets	208,103	186,939
Assets held in separate accounts	3,229,121	3,298,543

Total assets	$25,461,049	$25,165,148

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At March 31, 2007 (unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,767,405	$6,766,343
Unearned premiums	4,602,760	4,429,893
Claims and benefits payable	3,394,539	3,412,166
Commissions payable	232,720	304,640
Reinsurance balances payable	94,523	84,891
Funds held under reinsurance	53,539	49,980
Deferred gain on disposal of businesses	241,562	249,911
Obligation under securities lending	576,129	365,958
Accounts payable and other liabilities	1,215,283	1,282,903
Deferred income taxes, net	64,263	57,157
Income taxes payable	73,988	36,232
Debt	971,796	971,774
Mandatorily redeemable preferred stock	22,160	22,160
Liabilities related to separate accounts	3,229,121	3,298,543

Total liabilities	$21,539,788	$21,332,551

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 143,388,684 and 143,080,961 shares issued, 121,433,177 and 122,618,317 shares outstanding at March 31, 2007 and December 31, 2006, respectively	$1,432	$1,430
Additional paid-in capital	2,898,636	2,894,892
Retained earnings	1,837,623	1,676,171
Accumulated other comprehensive income	88,990	88,064
Treasury stock, at cost; 21,730,443 and 20,308,610 shares at March 31, 2007 and December 31 2006, respectively	(905,420)	(827,960)

Total stockholders’ equity	3,921,261	3,832,597

Total liabilities and stockholders’ equity	$25,461,049	$25,165,148

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,759,509	$1,672,653
Net investment income	216,896	192,562
Net realized gain (loss) on investments	5,570	(4,452)
Amortization of deferred gain on disposal of business	8,349	8,833
Fees and other income	66,939	60,186

Total revenues	2,057,263	1,929,782
Benefits, losses and expenses
Policyholder benefits	890,449	889,679
Amortization of deferred acquisition costs and value of business acquired	319,714	285,383
Underwriting, general and administrative expenses	554,285	497,049
Interest expense	15,297	15,315

Total benefits, losses and expenses	1,779,745	1,687,426

Income before income taxes and cumulative effect of change in accounting principle	277,518	242,356
Income taxes	98,061	81,431

Net income before cumulative effect of change in accounting principle	179,457	160,925
Cumulative effect of change in accounting principle (Note 2)	—	1,547

Net Income	$179,457	$162,472

Earnings Per Share—Basic
Net income before cumulative effect of change in accounting principle	$1.47	$1.24
Cumulative effect of change in accounting principle	—	0.01

Net income	$1.47	$1.25

Earnings Per Share—Diluted
Net income before cumulative effect of change in accounting principle	$1.45	$1.22
Cumulative effect of change in accounting principle	—	0.01

Net income	$1.45	$1.23

Dividends per share	$0.10	$0.08

Share Data:
Weighted average shares outstanding used in basic per share calculations	122,149,873	129,998,426
Plus: Dilutive securities	1,961,661	2,001,880

Weighted average shares used in diluted per share calculations	124,111,534	132,000,306

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2006 through March 31, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
Balance, December 31, 2006	$1,430	$2,894,892	$1,676,171	$88,064	$(827,960)	$3,832,597	143,080,961
Stock plan exercises	2	(1,365)	—	—	—	(1,363)	307,723
Stock plan compensation expense	—	3,669	—	—	—	3,669	—
Tax benefit of exercise of stock options	—	1,440	—	—	—	1,440	—
Dividends	—	—	(12,233)	—	—	(12,233)	—
Acquisition of Treasury Shares	—	—	—	—	(77,460)	(77,460)	—
Cumulative effect of change in accounting
principles (Note 2)	—	—	(5,772)	—	—	(5,772)	—
Comprehensive income:
Net income	—	—	179,457	—	—	179,457	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	(1,503)	—	(1,503)	—
Foreign currency translation, net of taxes	—	—	—	56	—	56	—
Pension and postretirement unrecognized net periodic benefit (cost)	—	—	—	2,373	—	2,373	—

Total other comprehensive income						926	—

Total Comprehensive income:						180,383	—

Balance, March 31, 2007	$1,432	$2,898,636	$1,837,623	$88,990	$(905,420)	$3,921,261	143,388,684

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$171,958	$57,003

Investing activities
Sales of:
Fixed maturities available for sale	398,894	430,354
Equity securities available for sale	46,481	154,782
Property and equipment	35	1,632
Equity interest	1,151	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	203,173	171,548
Purchases of:
Fixed maturities available for sale	(764,142)	(881,203)
Equity securities available for sale	(55,300)	(173,178)
Property and equipment	(16,151)	(12,260)
Change in commercial mortgage loans on real estate	(20,829)	(22,211)
Change in short term investments	(116,362)	149,632
Change in other invested assets	9,755	(9,188)
Change in policy loans	325	997
Change in collateral held under securities lending	(210,171)	67,464

Net cash (used in) investing activities	(523,141)	(121,631)

Financing activities
Repayment of mandatorily redeemable preferred stock	—	(1,000)
Issuance of common stock	(1,365)	1,721
Excess tax benefits from stock-based payment arrangements	1,440	104
Acquisition of treasury shares	(75,002)	(63,584)
Dividends paid	(12,233)	(10,409)
Change in obligation under securities lending	210,171	(67,464)
Commercial paper issued	19,979	19,982
Commercial paper repaid	(20,000)	(20,000)

Net cash provided by (used in) financing activities	122,990	(140,650)

Effect of exchange rate changes on cash and cash equivalents	356	414

Change in cash and cash equivalents	(227,837)	(204,864)
Cash and cash equivalents at beginning of period	987,672	855,569

Cash and cash equivalents at end of period	$759,835	$650,705

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

The Company recorded a cumulative effect of change in accounting principles of $(4,264) and $(1,508) during the three months ended March 31, 2007. A charge of $(4,264) related to the adoption of AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modification or Exchange of Insurance Contracts, (“SOP 05-1”) and a charge of $(1,508) related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) (Note 3). These amounts are reflected in the statement of changes in stockholders’ equity as required. The Company also recorded a cumulative effect of change in accounting principle of $1,547 during the three months ended March 31, 2006 related to the adoption of statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share Based Payment (“FAS 123R”) which is reflected in the statement of operations.

Amounts are in thousands, except for number of shares and per share amounts.

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

3. Recent Accounting Pronouncements

On January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of SOP 05-1, certain internal replacements that did meet new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized $4,264 decrease to deferred acquisition costs, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

On January 1, 2007, the Company adopted FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial statements.

On January 1, 2007, the Company adopted FIN 48. As a result of the implementation, the Company recognized a $1,508 increase to the liability for unrecognized tax benefits, which as required was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At adoption, total unrecognized tax benefits are $33,339. Of the total unrecognized tax benefits, approximately $11,998, if recognized, would impact the Company’s consolidated effective tax rate. The Company, or one of its subsidiaries, files income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002, with the exception of one item from 2001 that is under appeal. The issue under appeal relates to the sale of one of the Company’s businesses during 2001. The final outcome of this appeal is not yet determinable; however, management does not anticipate the adjustments would result in a material change to the financial statements. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the date of adoption, the Company had approximately $3,541 accrued for tax related interest and penalties on its Consolidated Balance Sheets. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

Recent Accounting Pronouncements Outstanding

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). EITF 06-10 provides guidance regarding the employer’s recognition of the liability and the related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. This consensus concludes that for a collateral assignment split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-10 also provides guidance regarding the employer’s recognition of the asset in collateral assignment split-dollar life insurance arrangements. EITF 06-10 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and therefore the Company is required to adopt EITF 06-10 in the first quarter of 2008. The Company is currently evaluating the requirements of EITF 06-10 and the potential impact on the Company’s financial statements.

4. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds from this transaction of $971,537, which represent the principal amount less the discount. The discount will be amortized over the life of the notes.

The interest expense incurred related to the senior notes was $15,047 for the three months ended March 31, 2007 and 2006, respectively. There was $7,356 of accrued interest at March 31, 2007 and 2006, respectively. The Company made an interest payment of $30,094 on February 15, 2007.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. On January 9, 2007, the Company used $20,000 from the commercial paper program for general corporate purposes, which was repaid on January 16, 2007. There were no amounts relating to the commercial paper program outstanding at March 31, 2007. The Company did not use the revolving credit facility during the three months ended March 31, 2007 and no amounts are currently outstanding.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

5. Stock Based Compensation

Directors Compensation Plan

The Company’s Directors Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to Non-Employee Directors. There were no common shares issued or expense recorded related to the Director’s Plan for the three months ended March 31, 2007 and 2006, respectively.

Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan provides for the granting of up to 10,000,000 shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan, Business Value Rights Program and CEO Equity Grants Program.

Restricted Stock

A summary of the Company’s outstanding Restricted Stock as of March 31, 2007, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2006	154,033	$45.55
Grants	77,009	53.87
Vests	(3,362)	43.88
Forfeitures	(2,616)	43.29

Shares outstanding at March 31, 2007	225,064	$48.45

The compensation expense recorded related to restricted stock was $1,168 and $611 for the three months ended March 31, 2007 and 2006, respectively. The related total income tax benefit recognized was $409 and $214 for the three months ended March 31, 2007 and 2006, respectively. The weighted average grant date fair value for restricted stock granted during the three months ended March 31, 2007 and 2006 was $53.87 and $44.64, respectively.

As of March 31, 2007, there was $6,021 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $177 and $551, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

Stock Appreciation Rights (“SARs”)

A summary of the Company’s SARs as of March 31, 2007 is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SARs outstanding, December 31, 2006	6,212,180	$32.35
Grants	1,531,525	53.48
Exercises	(488,291)	27.07
Forfeitures and adjustments	(58,659)	42.41

SARs outstanding, March 31, 2007	7,196,755	$37.12	4.3	$118,787

SARs exercisable at March 31, 2007	3,108,888	$24.86	5.3	$89,457

There were 1,531,525 and zero SARs granted during the three months ended March 31, 2007 and 2006, respectively. The compensation expense recorded related to SARs was $2,165 and $2,951 for the three months ended March 31, 2007 and 2006, respectively. The related income tax benefit recognized for the same periods was $758 and $1,033, respectively. The weighted average grant date fair value for SARs granted during the three months ended March 31, 2007 was $11.44.

The total intrinsic value of SARs exercised during the three months ended March 31, 2007 and 2006 was $13,123 and $4,971, respectively. As of March 31, 2007, there was approximately $26,459 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the three months ended March 31, 2007 were based on the median historical stock price volatility of a peer group of insurance companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the three months ended March 31, 2007 was assumed to equal the average of the vesting period of the SAR’s and the full contractual term of the SAR’s. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

For awards issued during the three months ended March 31, 2007
Expected Volatility	19.99 - 20.57%
Risk Free Interest Rates	4.41 - 4.43%
Dividend Yield	0.75%
Expected Life	3.0 - 4.0

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The compensation expense recorded related to the ESPP was $336 and $317 for the three months ended March 31, 2007 and 2006, respectively.

In January 2007, the Company issued 80,282 shares to employees at a price of $43.52 for the offering period of July 1 through December 31, 2006, related to the ESPP. In January 2006, the Company issued 73,992 shares to employees at a price of $32.59 for the offering period of July 1 through December 31, 2005, related to the ESPP.

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

	For awards issued during the three months ended March 31,
	2007	2006
Expected Volatility	22.43%	21.09%
Risk Free Interest Rates	5.24%	3.35%
Dividend Yield	0.82%	0.88%
Expected Life	0.5	0.5

6. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2007	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
January	360,000	$56.12	360,000
February	370,000	54.70	370,000
March	691,833	53.50	691,833

Total	1,421,833	$54.48	1,421,833

For the three months ended March 31, 2007, the Company repurchased 1,421,833 shares of the Company’s outstanding common stock at a cost of $77,460 and has $496,095 remaining to purchase shares pursuant to the November 10, 2006 publicly announced repurchase program.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

7. Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended March 31,
	2007	2006
Numerator
Net income before cumulative effect of change in accounting principle	$179,457	$160,925
Cumulative effect of change in accounting principle (Note 2)	—	1,547

Net income	$179,457	$162,472

Denominator
Weighted average shares outstanding used in basic per share calculations	122,149,873	129,998,426

Incremental common shares from assumed:
SARs	1,872,842	1,901,230
Restricted stock	88,819	51,958
ESPP	—	48,692

Weighted average shares used in diluted per share calculations	124,111,534	132,000,306

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.47	$1.24
Cumulative effect of change in accounting principle	—	0.01

Net income	$1.47	$1.25

Diluted
Net income before cumulative effect of change in accounting principle	$1.45	$1.22
Cumulative effect of change in accounting principle	—	0.01

Net income	$1.45	$1.23

Restricted shares totaling 64,299 and 50 for the three months ended March 31, 2007 and 2006, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. SARs totaling zero and 44,247 for the three months ended March 31, 2007 and 2006, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

8. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2007 and 2006 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2007	2006	2007	2006	2007	2006
Service cost	$5,050	$4,900	$500	$450	$750	$700
Interest cost	6,050	5,275	1,375	1,300	900	825
Expected return on plan assets	(7,800)	(7,025)	—	—	(300)	(275)
Amortization of prior service cost	775	775	325	175	325	325
Amortization of net loss	1,600	2,075	625	925	—	—

Net periodic benefit cost	$5,675	$6,000	$2,825	$2,850	$1,675	$1,575

(1)	The Company’s nonqualified plans are unfunded.

During the first three months of 2007, the Company contributed $10,000 to the qualified pension benefits plan. The Company expects to contribute $40,000 to the qualified pension benefits plan for the full year 2007.

9. Segment Information

On April 1, 2006, the Company separated Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment. The segment income statement for the three months ended March 31, 2006 has been recast to reflect the new segment reporting structure.

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

The Company evaluates performance of the operating business segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$583,011	$367,041	$512,784	$296,673	$—	$1,759,509
Net investment income	112,017	21,869	19,270	51,887	11,853	216,896
Net realized gains on investments	—	—	—	—	5,570	5,570
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,349	8,349
Fees and other income	38,051	12,596	9,688	6,277	327	66,939

Total revenues	733,079	401,506	541,742	354,837	26,099	2,057,263

Benefits, losses and expenses
Policyholder benefits	243,344	116,787	317,784	212,534	—	890,449
Amortization of deferred acquisition costs and value of business acquired	241,878	65,125	6,109	6,602	—	319,714
Underwriting, general and administrative expenses	185,767	105,674	155,301	91,424	16,119	554,285
Interest expense	—	—	—	—	15,297	15,297

Total benefits, losses and expenses	670,989	287,586	479,194	310,560	31,416	1,779,745

Segment income (loss) before income tax	62,090	113,920	62,548	44,277	(5,317)	277,518
Income taxes	18,021	39,486	22,024	15,320	3,210	98,061

Segment income (loss) after tax	$44,069	$74,434	$40,524	$28,957	$(8,527)

Net income						$179,457

	As of March 31, 2007
Segment Assets:

Segments assets, excluding goodwill	$10,894,075	$2,340,610	$1,311,784	$2,880,310	$7,243,725	$24,670,504

Goodwill						790,545

Total assets						25,461,049

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$570,388	$252,749	$523,405	$326,111	$—	$1,672,653
Net investment income	97,082	16,790	24,001	40,839	13,850	192,562
Net realized loss on investments	—	—	—	—	(4,452)	(4,452)
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,833	8,833
Fees and other income	34,170	9,458	9,726	6,832	—	60,186

Total revenues	701,640	278,997	557,132	373,782	18,231	1,929,782

Benefits, losses and expenses
Policyholder benefits	248,380	70,459	325,401	245,439	—	889,679
Amortization of deferred acquisition costs and value of business acquired	217,708	54,496	7,099	6,080	—	285,383
Underwriting, general and administrative expenses	177,170	54,593	155,613	93,034	16,639	497,049
Interest expense	—	—	—	—	15,315	15,315

Total benefits, losses and expenses	643,258	179,548	488,113	344,553	31,954	1,687,426

Segment income (loss) before income tax	58,382	99,449	69,019	29,229	(13,723)	242,356
Income taxes	18,635	35,005	23,923	10,044	(6,176)	81,431

Segment income (loss) after tax	$39,747	$64,444	$45,096	$19,185	$(7,547)	160,925

Cumulative effect of change in accounting principle						1,547

Net income						$162,472

	As of December 31, 2006
Segment Assets:
Segments assets, excluding goodwill	$10,637,152	$2,189,673	$1,278,108	$2,806,337	$7,463,359	$24,374,629

Goodwill						790,519

Total assets						$25,165,148

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

10. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $33,261 of letters of credit outstanding as of March 31, 2007.

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

Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, were resolved by settlement or arbitration in 2005. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and based on management’s best estimate, the Company increased its reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. On February 28, 2006 there was a settlement relating to the 1996 program. Loss accruals previously established relating to the 1996 program were adequate. The Company believes, based on information currently available, that the amounts accrued for currently outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

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

Three Months Ended March 31, 2007 and 2006

reinsurers under our catastrophic reinsurance program. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. This contract expired in December 2004 and was not renewed.

The Audit Committee of the Board of Directors, with the assistance of independent and Company counsel as it deemed appropriate, also completed its own investigation of the matters raised by the subpoenas, continues to respond to inquiries from the regulatory agencies and otherwise continues to fully cooperate with the regulatory agencies. The Audit Committee has not found any wrongdoing on the part of any employees of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of March 31, 2007, compared with December 31, 2006, and our results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the U.S Securities and Exchange Commission (“SEC”) and the March 31, 2007 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in our 2006 Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

Company Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. On April 1, 2006, the Company separated the Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment. The segment income statements for the three months ended March 31, 2006 have been recast to reflect the new segment reporting structure. The four business segments — Assurant Solutions; Assurant Specialty Property; Assurant Health; and Assurant Employee Benefits — have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit insurance including life, disability and unemployment; warranties and extended services contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance.

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

Critical Accounting Policies and Estimates

Our 2006 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Annual Report on Form 10-K were consistently applied to the consolidated interim financial statements for the three months ended March 31, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,759,509	$1,672,653
Net investment income	216,896	192,562
Net realized gains (losses) on investments	5,570	(4,452)
Amortization of deferred gain on disposal of businesses	8,349	8,833
Fees and other income	66,939	60,186

Total revenues	2,057,263	1,929,782

Benefits, losses and expenses:
Policyholder benefits	(890,449)	(889,679)
Selling, underwriting and general expenses (1)	(873,999)	(782,432)
Interest expense	(15,297)	(15,315)

Total benefits, losses and expenses	(1,779,745)	(1,687,426)

Income before income tax and cumulative effect of change in accounting principle	277,518	242,356
Income taxes	(98,061)	(81,431)

Net Income before cumulative effect of change in accounting principle	179,457	160,925

Cumulative effect of change in accounting principle	—	1,547

Net Income	$179,457	$162,472

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

The following provides a high level analysis of how the consolidated results were affected by our four operating businesses and our Corporate and Other segment. Please see the results of operations discussion for each of these segments contained in this document for more detailed analysis of the fluctuations.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Income

Net income before cumulative effect of change in accounting principle increased by $18,532, or 12%, to $179,457 for the three months ended March 31, 2007 from $160,925 for the three months ended March 31, 2006. The increase was primarily driven by an increase in Assurant Specialty Property’s creditor-placed homeowners business and Assurant Employee Benefit’s investment income from real estate partnerships and favorable group disability and group life experience. The increase in consolidated net income is partially offset by a decrease in Assurant Health’s net income primarily due to the continuing decline in small employer group net earned premiums. The $1,547 cumulative effect of change in accounting principle was due to the adoption of FAS 123R on January 1, 2006.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$583,011	$570,388
Net investment income	112,017	97,082
Fees and other income	38,051	34,170

Total revenues	733,079	701,640

Benefits, losses and expenses:
Policyholder benefits	(243,344)	(248,380)
Selling, underwriting and general expenses	(427,645)	(394,878)

Total benefits, losses and expenses	(670,989)	(643,258)

Segment income before income tax	62,090	58,382
Income taxes	(18,021)	(18,635)

Segment income after tax	$44,069	$39,747

Net earned premiums and other considerations:
Domestic:
Credit	$80,921	$95,851
Service Contracts	261,863	249,982
Other (1)	16,689	23,699

Total Domestic	359,473	369,532

International:
Credit	96,877	88,210
Service Contracts	42,717	14,761
Other (1)	8,979	13,933

Total International	148,573	116,904

Preneed	74,965	83,952

Total	$583,011	$570,388

Fee Income:
Domestic:
Debt protection	$8,750	$13,082
Service Contracts	16,877	12,567
Other (1)	6,493	4,022

Total Domestic	32,120	29,671

International	4,492	4,276
Preneed	1,439	223

Total	$38,051	$34,170

Gross written premiums (2):
Domestic:
Credit	$161,843	$168,927
Service Contracts	454,404	354,962
Other (1)	20,865	31,478

Total Domestic	637,112	555,367

International:
Credit	191,415	161,024
Service Contracts	79,582	66,256
Other (1)	10,422	11,437

Total International	281,419	238,717

Total	$918,531	$794,084

Preneed (face sales)	$86,058	$123,688

Combined ratio (3):
Domestic	100.9%	100.0%
International	102.1%	95.2%

(1)	This includes emerging products and run-off product lines.
(2)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premium to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Income

Segment net income increased by $4,322, or 11%, to $44,069 for the three months ended March 31, 2007 from $39,747 for the three months ended March 31, 2006. The increase in segment net income was primarily due to an increase in investment income from real estate partnerships of approximately $7,800 (after tax). Absent the increase in investment income from real estate partnerships, net operating income decreased primarily due to our continued investments made to support our international expansion and poor domestic service contract experience attributable to two clients.

Total Revenues

Total revenues increased by $31,439 or 4%, to $733,079 for the three months ended March 31, 2007 from $701,640 for the three months ended March 31, 2006. The increase is primarily due to an increase in net investment income of $14,935, or 15%, primarily due to an increase in investment income from real estate partnerships of approximately $12,000 and due to higher average invested assets from growth in our domestic and international service contract businesses. This increase is also due to an increase in net earned premiums and other considerations of $12,623. The increase in net earned premiums is primarily attributable to higher net earned premiums in our service contract and international business. These increases are partially offset by the decrease in the net earned premiums in our Preneed business due to the sale of the Independent-U.S. distribution channel combined with the continued decline of our domestic credit insurance business. The increase in revenues was also due to an increase in fees and other income of $3,881, primarily due to the continued growth from our domestic service contract business. The increase was partially offset by reduced fee income resulting from the loss of a debt deferment client.

We experienced growth in most of our core product lines, with the exception of our domestic credit insurance and Preneed businesses. Gross written premiums in our domestic credit insurance business decreased by $7,084 due to the continued decline of this product line and the termination of a client. Gross written premiums from our international credit business increased by $30,391 due to growth in our expansion countries. Gross written premiums in our domestic service contract business increased by $99,442 due to the addition of a new client and growth generated from existing clients. Gross written premiums in our international service contract business increased by $13,326, mainly due to increased premium from existing clients. We also experienced a decrease in our Preneed business due to the sale of the U.S. Independent distribution channel in November 2005.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $27,731, or 4%, to $670,989 for the three months ended March 31, 2007 from $643,258 for the three months ended March 31, 2006. This increase was primarily due to an increase in selling, underwriting and general expenses of $32,767. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $30,553 primarily due to the associated increase in revenues and a change in the mix of business. Commissions increased due to higher commission rates on our increasing service contract business versus lower commission rates on the decreasing U.S. Independent Preneed business. General expenses increased by $2,214 due to higher expenses directly related to the growth of the business. Policyholder benefits decreased by $5,036 as a result of the sale of the U.S. Independent Preneed business. This was partially offset by an increase in service contract policyholder benefits from growth in the business. The domestic combined ratio increased 90 basis points, to 100.9% from 100.0%, primarily due to poor domestic service contract experience attributable to two clients. The international combined ratio increased 690 basis points, to 102.1% from 95.2%, primarily due to international expansion costs.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$367,041	$252,749
Net investment income	21,869	16,790
Fees and other income	12,596	9,458

Total revenues	401,506	278,997

Benefits, losses and expenses:
Policyholder benefits	(116,787)	(70,459)
Selling, underwriting and general expenses	(170,799)	(109,089)

Total benefits, losses and expenses	(287,586)	(179,548)

Segment income before income tax	113,920	99,449
Income taxes	(39,486)	(35,005)

Segment income after tax	$74,434	$64,444

Net earned premiums and other considerations by major product groupings:

Homeowners (Creditor Placed and Voluntary)	$250,889	$142,892
Manufactured Housing (Creditor Placed and Voluntary)	50,670	55,968
Other (1)	65,482	53,889

Total	$367,041	$252,749

Ratios:
Loss ratio (2)	31.8%	27.9%
Expense ratio (3)	45.0%	41.6%
Combined ratio (4)	75.8%	68.5%

(1)	This includes flood, renters, agricultural, specialty auto and other insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Income

Segment net income increased by $9,990, or 16%, to $74,434 for the three months ended March 31, 2007 from $64,444 for the three months ended March 31, 2006. The increase in segment income is primarily due to increased net earned premiums and fee income associated with the growth of our creditor placed homeowners business. This increase has resulted in higher invested assets which resulted in a 30% increase in investment income. These increases were partially offset by an increase in catastrophe reinsurance premiums and a decrease of $5,200 (after tax) in reimbursements from the National Flood Insurance Program.

Total Revenues

Total revenues increased by $122,509, or 44%, to $401,506 for the three months ended March 31, 2007 from $278,997 for the three months ended March 31, 2006. The increase is primarily due to an increase in net earned premiums and other considerations of $114,292, or 45%. This increase was primarily attributable to the growth in the creditor placed homeowners product line, including the Safeco Financial Insurance Services (SFIS) acquisition during the second quarter of 2006, combined with continued organic growth of this business. In addition, we have experienced an increase in the number of policies issued due to a higher volume of creditor placed homeowners policies combined with a higher average insured value on these policies. The overall increase in net earned premiums was partially offset by higher catastrophe reinsurance premium of approximately $27,100. The increase in revenues was also driven by an increase in investment income of $5,079, or 30%, primarily due to higher invested assets. Also contributing to the increase in revenue was an increase in fee income of $3,138, or 33%, primarily driven by growth in the number of creditor placed homeowners loans tracked.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $108,038, or 60%, to $287,586 for the three months ended March 31, 2007 from $179,548 for the three months ended March 31, 2006. This was due to an increase in policyholder benefits of $46,328 and an increase in selling, underwriting, and general expenses of $61,710. The increase in policyholder benefits is primarily attributable to the continued growth in our creditor-placed homeowners business and approximately $7,800 in lower reimbursements from the National Flood Insurance Program. The combined ratio increased 730 basis points to 75.8% from 68.5%, primarily due to increased catastrophe reinsurance premium and lower reimbursements from the National Flood Insurance Program. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $35,138 primarily due to the associated increase in revenues. General expenses increased by $26,572 due to increases in employment related expenses consistent with business growth and the additional operating expenses associated with the SFIS business.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$512,784	$523,405
Net investment income	19,270	24,001
Fees and other income	9,688	9,726

Total revenues	541,742	557,132

Benefits, losses and expenses:
Policyholder benefits	(317,784)	(325,401)
Selling, underwriting and general expenses	(161,410)	(162,712)

Total benefits, losses and expenses	(479,194)	(488,113)

Segment income before income tax	62,548	69,019
Income taxes	(22,024)	(23,923)

Segment income after tax	$40,524	$45,096

Net earned premiums and other considerations:

Individual markets:
Individual medical	$314,662	$297,338
Short term medical	22,561	25,001

Subtotal	337,223	322,339
Small employer group:	175,561	201,066

Total	$512,784	$523,405

Membership by product line:
Individual markets:
Individual medical	641	636
Short term medical	85	100

Subtotal	726	736
Small employer group:	191	239

Total	917	975

Ratios:
Loss ratio (1)	62.0%	62.2%
Expense ratio (2)	30.9%	30.5%
Combined ratio (3)	91.7%	91.6%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Income

Segment net income decreased by $4,572, or 10%, to $40,524 for the three months ended March 31, 2007 from $45,096 for the three months ended March 31, 2006. The decrease in segment income was primarily attributable to the continuing decline in small employer group net earned premiums and a decrease in investment income from real estate partnerships.

Total Revenues

Total revenues decreased by $15,390, or 3%, to $541,742 for the three months ended March 31, 2007 from $557,132 for the three months ended March 31, 2006. Net earned premiums and other considerations from our individual markets business increased by $14,884, or 5%, primarily due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $25,505, or 13%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines. Net investment income decreased by $4,731 primarily due to lower income from real estate partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $8,919, or 2%, to $479,194 for the three months ended March 31, 2007 from $488,113 for the three months ended March 31, 2006. Policyholder benefits decreased by $7,617, or 2%, and the benefit loss ratio improved slightly to 62.0% from 62.2%. Selling, underwriting and general expenses decreased by $1,302, or 1%. The expense ratio increased by 40 basis points, to 30.9% from 30.5%. The increase in the expense ratio was primarily due to higher commission expense on increased individual medical first year business.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$296,673	$326,111
Net investment income	51,887	40,839
Fees and other income	6,277	6,832

Total revenues	354,837	373,782

Benefits, losses and expenses:
Policyholder benefits	(212,534)	(245,439)
Selling, underwriting and general expenses	(98,026)	(99,114)

Total benefits, losses and expenses	(310,560)	(344,553)

Segment income before income tax	44,277	29,229
Income taxes	(15,320)	(10,044)

Segment income after tax	$28,957	$19,185

Ratios:
Loss ratio (1)	71.6%	75.3%
Expense ratio (2)	32.4%	29.8%
Net earned premiums and other considerations
By major product grouping:
Group dental	$101,535	$111,393
Group disability single premiums for closed blocks (3)	22,847	33,920
All Other group disability	118,189	121,586
Group life	54,102	59,212

Total	$296,673	$326,111

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Income

Segment net income increased by $9,772, or 51%, to $28,957 for the three months ended March 31, 2007 from $19,185 for the three months ended March 31, 2006. The increase in segment net income was primarily driven by increased investment income from real estate partnerships of approximately $9,200 (after tax) and continued favorable group disability experience and group life experience. Group dental experience was less favorable compared to the prior year, driven by higher claims. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased by $18,945, or 5%, to $354,837 for the three months ended March 31, 2007 from $373,782 for the three months ended March 31, 2006. This is primarily due to a decrease in net earned premiums and other considerations. Excluding group disability single premium for closed blocks, net earned premiums and other considerations decreased $18,365, or 6%. The decrease is primarily a result of the residual impact of lower sales and persistency over the past several quarters as the business continues to implement its small case strategy. Sales in first quarter of 2007 increased to $74,481 compared to $47,293 for the first quarter of 2006, which we expect will lead to increased revenue over time. The decrease in revenues was partially offset by an increase in investment income of $11,048, or 27%, primarily driven by an increase in investment income from real estate partnerships of approximately $14,200.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $33,993, or 10%, to $310,560 for the three months ended March 31, 2007 from $344,553 for the three months ended March 31, 2006. The loss ratio decreased 370 basis points, to 71.6% from 75.3%, primarily due to continued favorable group disability experience and favorable group life experience. The continued favorable group disability experience in the current year is driven by continued good incidence and favorable disability recovery rates, which includes claimants who return to work. Group life experience was favorable for the first quarter of 2007 compared to first quarter of 2006, driven by favorable mortality. Group dental experience was less favorable than the prior year due to higher claims. The expense ratio increased 260 basis points, to 32.4% from 29.8% primarily driven by the decrease in revenues that was proportionally larger than the decrease in general expenses. Selling, underwriting, and general expenses have decreased $1,088, or 1%, period over period due to expense management.

Assurant Corporate and Other

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

The tables below present information regarding the Corporate and Other segment’s results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net investment income	$11,853	$13,850
Net realized gains (losses) on investments	5,570	(4,452)
Amortization of deferred gain on disposal of businesses	8,349	8,833
Fees and other income	327	—

Total revenues	26,099	18,231

Benefits, losses and expenses:
Selling, underwriting and general expenses	(16,119)	(16,639)
Interest expense	(15,297)	(15,315)

Total benefits, losses and expenses	(31,416)	(31,954)

Segment loss before income tax	(5,317)	(13,723)
Income taxes	(3,210)	6,176

Segment loss after tax	$(8,527)	$(7,547)

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Loss

Segment net loss increased by $980, or 13%, to $(8,527) for the three months ended March 31, 2007 from ($7,547) for the three months ended March 31, 2006. This increase is primarily due to additional tax expense of approximately $5,800 due to additional tax liabilities and the increase is also due to reduced investment income from real estate partnerships. These declines were partially offset by an increase in net realized gains on investments.

Total Revenues

Total revenues increased by $7,868, or 43%, to $26,099 for the three months ended March 31, 2007 from $18,231 for the three months ended March 31, 2006. Revenues increased mainly due to an increase of $10,022 in net realized gains on investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $538, or 2%, to $31,416 for the three months ended March 31, 2007 from $31,954 for the three months ended March 31, 2006.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of March 31, 2007		As of December 31, 2006
Fixed maturities	$9,377,836	72%	$9,118,049	73%
Equity securities	751,798	6%	741,639	6%
Commercial mortgage loans on real estate	1,287,058	10%	1,266,158	10%
Policy loans	58,413	1%	58,733	1%
Short-term investments	430,770	3%	314,114	3%
Collateral held under securities lending	576,129	4%	365,958	3%
Other investments	564,894	4%	564,494	4%

Total investments	$13,046,898	100%	$12,429,145	100%

Of our fixed maturity securities shown above, 68% and 67% (based on total fair value) were invested in securities rated “A” or better as of March 31, 2007 and December 31, 2006, respectively.

The following table provides the cumulative net unrealized gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of March 31, 2007	As of December 31, 2006
Fixed maturities:
Amortized cost	$9,197,579	$8,934,017
Net unrealized gains	180,257	184,032

Fair value	$9,377,836	$9,118,049

Equities:
Cost	$744,247	$735,566
Net unrealized gains	7,551	6,073

Fair value	$751,798	$741,639

Net unrealized gains on fixed maturity securities decreased by $3,775 from December 31, 2006 to March 31, 2007 to a net unrealized gain of $180,257. The decrease in net unrealized gains on fixed maturities was primarily due to the widening corporate spreads and realized gains related to security sales offset by the net effect of a decrease in treasury yields. Net unrealized gains on equity securities increased by $1,478 from December 31, 2006 to March 31, 2007 to a net unrealized gain of $7,551. The increase is primarily due to changes in the preferred market.

Net investment income increased by $24,334, or 13%, to $216,896 for the three months ended March 31, 2007 from $192,562 for the three months ended March 31, 2006. The increase is primarily due to higher net investment income from real estate partnerships which was $33,540 for the three months ended March 31, 2007 compared to $14,735 for the comparable period in 2006.

The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at March 31, 2007 and the length of time the securities have been in an unrealized loss position were as follows (in thousands):

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds	$3,578,407	$(54,682)	$406,289	$(11,980)	$3,984,696	$(66,662)

Equity securities
Common Stock	$102	$(1)	$—	$—	$102	$(1)
Non-redeemable preferred stocks	195,703	(4,302)	62,141	(2,678)	257,844	(6,980)

Total equity securities	$195,805	$(4,303)	$62,141	$(2,678)	$257,946	$(6,981)

Total	$3,774,212	$(58,985)	$468,430	$(14,658)	$4,242,642	$(73,643)

The total unrealized loss represents less than 2% of the aggregate fair value of the related securities. Approximately 80% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,292 individual securities with 93% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $1,285. There were no securities with an unrealized loss of greater than $200 having a market value below 84% of book value.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and no additional other than temporary impairments were recorded during the three months ended March 31, 2007 and 2006, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of March 31, 2007 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. We have the intent and ability to hold these assets until the date of recovery.

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

Liquidity

Dividends paid by our subsidiaries were zero and $554,270 for the three months ended March 31, 2007 and for the year ended December 31, 2006, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

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

We paid dividends of $0.10 per common share on March 12, 2007 to stockholders of record as of February 26, 2007. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Retirement and Other Employee Benefits

Our pension plans were under-funded by $113,026 at December 31, 2006. In prior years we established a funding policy in which service cost plus 15% of plan deficit will be contributed annually. During the first three months of 2007, we contributed $10,000 to the qualified pension benefits plan. We expect to contribute $40,000 to the qualified pension benefits plan for the full year 2007.

Commercial Paper Program

In March 2004, we established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit. On January 9, 2007, we used $20,000 from the commercial paper program for general corporate purposes, which was repaid on January 16, 2007. There were no amounts relating to the commercial paper program outstanding at March 31, 2007. We did not use the revolving credit facility during the three months ended March 31, 2007 and no amounts are outstanding.

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

The table below shows our recent net cash flows:

	For The Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities (1)	$172,314	$57,417
Investing activities	(523,141)	(121,631)
Financing activities	122,990	(140,650)

Net change in cash	$(227,837)	$(204,864)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $172,314 and $57,417 for the three months ended March 31, 2007 and 2006, respectively. The $114,897 increase in net cash provided by operating activities in 2007 over the comparable period in 2006 is primarily attributable to fewer settlements related to hurricane losses during the three months ended March 31, 2007 compared to the same period in 2006. Also contributing to the increase was an increase in receivables, slightly offset by an increase in DAC due to growth in the extended service contract business.

Net cash used in investing activities was $523,141 and $121,631 for the three months ended March 31, 2007 and 2006, respectively. The $401,510 increase in net cash used in investing activities is primarily attributable to an increase in net cash used to purchase short term investments and a change in collateral held under securities lending.

Net cash provided by financing activities was $122,990 for the three months ended March 31, 2007, compared to net cash used in financing activities of $140,650 for the three months ended March 31, 2006. The $263,640 increase in net cash provided by financing activities in 2007 is primarily attributable to a change in collateral held under securities lending.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Security
Mandatorily redeemable preferred stock dividends, principal and interest paid on debt	$30,322	$31,094
Common Stock dividends	12,233	10,409

Total	$42,555	$41,503

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $33,261 and $33,219 of letters of credit outstanding as of March 31, 2007 and December 31, 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2006 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2007.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of March 31, 2007. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

No material weaknesses were identified at March 31, 2007. During the quarter ending March 31, 2007, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, as part of ongoing, industry-wide investigations, we have received various subpoenas and requests from the United States Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York in connection with various investigations into certain loss mitigation products and the use of finite reinsurance. We are cooperating fully with these investigations and are complying with these requests.

Item 1A.	Risk Factors.

Our 2006 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ending March 31, 2007.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that may yet be Purchased under the Programs (1)
January 1, 2007 – January 31, 2007	360,000	$56.12	360,000	9,955,951
February 1, 2007 – February 28, 2007	370,000	54.70	370,000	9,974,021
March 1, 2007 – March 31, 2007	691,833	53.50	691,833	9,250,329

Total	1,421,833	$54.48	1,421,833	9,250,329

(1).	Shares purchased pursuant to the November 10, 2006 publicly announced repurchase program.

Item 6.	Exhibits.

The following exhibits are filed with this report. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit Number	Exhibit Description
10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective March 9, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 9, 2007	By:	/s/ Robert B. Pollock
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ P. Bruce Camacho
	Name:	P. Bruce Camacho
	Title:	Executive Vice President and Chief Financial Officer