Form 10-Q
period 2007-06-30
ASSURANT INC
filed 2007-08-09
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding at August 1, 2007 was 119,124,577.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Item Number		Page Number
	PART I FINANCIAL INFORMATION

1.	Financial Statements	2
	Assurant, Inc. and Subsidiaries Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	2
	Assurant, Inc. and Subsidiaries Consolidated Statement of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006	4
	Assurant, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity (unaudited) from December 31, 2006 through June 30, 2007	5
	Assurant, Inc. and Subsidiaries Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006	6
	Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) for the three and six months ended June 30, 2007 and 2006 (unaudited)	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
3.	Quantitative and Qualitative Disclosures About Market Risk	39
4.	Controls and Procedures	39

	PART II OTHER INFORMATION

1.	Legal Proceedings	40
1A.	Risk Factors	40
2.	Unregistered Sale of Equity Securities and Use of Proceeds	40
4.	Submission of Matters to a Vote of Security Holders	41
6.	Exhibits	41
	Signatures	42

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At June 30, 2007 (unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$ 9,305,755 in 2007 and $8,934,017 in 2006)	$9,267,665	$9,118,049
Equity securities available for sale, at fair value (cost—$ 738,170 in 2007 and $735,566 in 2006)	727,170	741,639
Commercial mortgage loans on real estate, at amortized cost	1,356,957	1,266,158
Policy loans	57,872	58,733
Short-term investments	263,945	314,114
Collateral held under securities lending	629,263	365,958
Other investments	547,858	564,494

Total investments	12,850,730	12,429,145
Cash and cash equivalents	1,010,071	987,672
Premiums and accounts receivable, net	560,544	612,011
Reinsurance recoverables	3,865,447	3,914,972
Accrued investment income	142,470	137,803
Deferred acquisition costs	2,634,497	2,397,906
Property and equipment, at cost less accumulated depreciation	279,748	275,201
Goodwill	791,195	790,519
Value of business acquired	126,710	134,437
Other assets	195,661	186,939
Assets held in separate accounts	3,315,882	3,298,543

Total assets	$25,772,955	$25,165,148

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At June 30, 2007 (unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$6,818,728	$6,766,343
Unearned premiums	4,860,076	4,429,893
Claims and benefits payable	3,403,060	3,412,166
Commissions payable	235,552	304,640
Reinsurance balances payable	107,397	84,891
Funds held under reinsurance	54,103	49,980
Deferred gain on disposal of businesses	233,316	249,911
Obligation under securities lending	629,263	365,958
Accounts payable and other liabilities	1,251,910	1,282,903
Deferred income taxes, net	3,677	57,157
Income taxes payable	51,621	36,232
Debt	971,818	971,774
Mandatorily redeemable preferred stock	22,160	22,160
Liabilities related to separate accounts	3,315,882	3,298,543

Total liabilities	$21,958,563	$21,332,551

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, par value $.01 per share, 800,000,000 shares authorized, 143,777,034 and 143,080,961 shares issued, 119,883,278 and 122,618,317 shares outstanding at June 30, 2007 and December 31, 2006, respectively	$1,436	$1,430
Additional paid-in capital	2,893,403	2,894,892
Retained earnings	1,989,405	1,676,171
Accumulated other comprehensive (loss) income	(48,216)	88,064
Treasury stock, at cost; 23,714,843 and 20,308,610 shares at June 30, 2007 and December 31 2006, respectively	(1,021,636)	(827,960)

Total stockholders’ equity	3,814,392	3,832,597

Total liabilities and stockholders’ equity	$25,772,955	$25,165,148

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,798,687	$1,685,322	$3,558,196	$3,357,975
Net investment income	190,302	180,438	407,198	373,000
Net realized (losses) gains on investments	(3,086)	2,272	2,484	(2,180)
Amortization of deferred gain on disposal of businesses	8,246	10,022	16,595	18,855
Fees and other income	70,578	71,036	137,517	131,222

Total revenues	2,064,727	1,949,090	4,121,990	3,878,872
Benefits, losses and expenses
Policyholder benefits	903,081	874,204	1,793,530	1,763,883
Amortization of deferred acquisition costs and value of business acquired	355,045	284,781	674,759	570,164
Underwriting, general and administrative expenses	538,831	542,627	1,093,116	1,039,676
Interest expense	15,296	15,315	30,593	30,630

Total benefits, losses and expenses	1,812,253	1,716,927	3,591,998	3,404,353
Income before income taxes and cumulative effect of change in accounting principle	252,474	232,163	529,992	474,519
Income taxes	86,194	81,027	184,255	162,458

Net income before cumulative effect of change in accounting principle	166,280	151,136	345,737	312,061
Cumulative effect of change in accounting principle	—	—	—	1,547

Net Income	$166,280	$151,136	$345,737	$313,608

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.38	$1.18	$2.85	$2.42
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.38	$1.18	$2.85	$2.43

Diluted
Net income before cumulative effect of change in accounting principle	$1.36	$1.16	$2.80	$2.38
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.36	$1.16	$2.80	$2.39

Dividends per share	$0.12	$0.10	$0.22	$0.18

Share Data:
Weighted average shares outstanding used in per share calculations	120,657,052	128,488,126	121,399,339	129,239,104
Plus: Dilutive securities	1,835,452	1,839,508	1,934,888	1,958,041

Weighted average shares used in diluted per share calculations	122,492,504	130,327,634	123,334,227	131,197,145

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2006 through June 30, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
Balance, December 31, 2006	$1,430	$2,894,892	$1,676,171	$88,064	$(827,960)	$3,832,597	143,080,961
Stock plan exercises	6	(18,234)	—	—	—	(18,228)	696,073
Stock plan compensation expense	—	9,371	—	—	—	9,371	—
Tax benefit of exercise of stock options	—	7,374	—	—	—	7,374	—
Dividends	—	—	(26,731)	—	—	(26,731)	—
Acquisition of Treasury Shares	—	—	—	—	(193,676)	(193,676)	—
Cumulative effect of change in accounting principles (Note 2)	—	—	(5,772)	—	—	(5,772)	—
Comprehensive income:
Net income	—	—	345,737	—	—	345,737	—
Other comprehensive income:
Net change in unrealized (losses) on securities, net of taxes	—	—	—	(156,126)	—	(156,126)	—
Foreign currency translation, net of taxes	—	—	—	15,115	—	15,115	—
Amortization of pension and postretirement unrecognized net periodic benefit (cost), net of taxes	—	—	—	4,731	—	4,731	—

Total other comprehensive income						(136,280)	—

Total Comprehensive income:						209,457	—

Balance, June 30, 2007	$1,436	$2,893,403	$1,989,405	$(48,216)	$(1,021,636)	$3,814,392	143,777,034

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$516,157	$304,259

Investing activities
Sales of:
Fixed maturities available for sale	1,002,756	1,033,280
Equity securities available for sale	137,069	143,411
Property and equipment	105	1,359
Equity interest	1,151	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	372,995	331,667
Purchases of:
Fixed maturities available for sale	(1,620,973)	(1,820,858)
Equity securities available for sale	(128,226)	(168,640)
Property and equipment	(29,965)	(23,693)
Subsidiary, net of cash (paid) received	(3,458)	47,514
Change in commercial mortgage loans on real estate	(88,938)	(39,618)
Change in short term investments	51,774	188,937
Change in other invested assets	16,187	(11,468)
Change in policy loans	988	1,944
Change in collateral held under securities lending	(263,305)	4,723

Net cash (used in) investing activities	(551,840)	(311,442)

Financing activities
Repayment of mandatorily redeemable preferred stock	—	(1,000)
Excess tax benefits from stock-based payment arrangements	7,374	675
Acquisition of treasury stock	(190,688)	(163,496)
Dividends paid	(26,731)	(23,269)
Change in obligation under securities lending	263,305	(4,723)
Commercial paper issued	39,958	39,962
Commercial paper repaid	(40,000)	(40,000)

Net cash provided by (used in) financing activities	53,218	(191,851)

Effect of exchange rate changes on cash and cash equivalents	4,864	6,966

Change in cash and cash equivalents	22,399	(192,068)
Cash and cash equivalents at beginning of period	987,672	855,569

Cash and cash equivalents at end of period	$1,010,071	$663,501

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

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

The Company recorded a cumulative effect of change in accounting principles of $(4,264) and $(1,508) on January 1, 2007. The charge of $(4,264) related to the adoption of AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modification or Exchange of Insurance Contracts, (“SOP 05-1”) and the charge of $(1,508) related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) (Note 3) are reflected in the statement of changes in stockholder’s equity as required. The Company also recorded a cumulative effect of change in accounting principle of $1,547 on January 1, 2006 related to the adoption of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share Based Payment (“FAS 123R”) which is reflected in the statement of operations.

Amounts are in thousands, except for number of shares and per share amounts.

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements that did meet new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $4,264 decrease to deferred acquisition costs, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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

On January 1, 2007, the Company adopted FIN 48. As a result of the implementation, the Company recognized a $1,508 increase to the liability for unrecognized tax benefits, which as required was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At adoption, total unrecognized tax benefits are $33,339. Of the total unrecognized tax benefits, $11,998, if recognized, would impact the Company’s consolidated effective tax rate. The Company, or one of its subsidiaries, files income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002, with the exception of one item from 2001 that was under appeals. The issue under appeals relates to the sale of one of the Company’s businesses. During the second quarter of 2007, management agreed to a settlement with the IRS on this issue. The settlement did not result in a material change to the financial statements. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the date of adoption, the Company had $3,541 accrued for tax related interest and penalties on its Consolidated Balance Sheets. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

Recent Accounting Pronouncements Outstanding

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

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

The interest expense incurred related to the senior notes was $15,047 for the three months ended June 30, 2007 and 2006, respectively, and $30,094 for the six months ended June 30, 2007 and 2006, respectively. There was $22,570 of accrued interest at June 30, 2007 and 2006, respectively. The Company made an interest payment of $30,094 on February 15, 2007.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. On January 9, 2007 and April 18, 2007, the Company used $20,000 and $20,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on January 16, 2007 and April 25, 2007, respectively. There were no amounts relating to the commercial paper program outstanding at June 30, 2007. The Company did not use the revolving credit facility during the six months ended June 30, 2007 and no amounts are currently outstanding.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and the Company maintains all specified minimum ratios and thresholds.

5.	Stock Based Compensation

Directors Compensation Plan

The Company’s Directors Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to Non-Employee Directors. The compensation expense recorded related to these shares was $625 and $565 for the three and six months ended June 30, 2007 and 2006, respectively.

Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan provides for the granting of up to 10,000,000 shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan, Business Value Rights Program and CEO Equity Grants Program.

Restricted Stock

A summary of the Company’s outstanding Restricted Stock as of June 30, 2007, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2006	154,033	$45.55
Grants	83,409	53.88
Vests	(52,863)	44.08
Forfeitures	(5,667)	46.48

Shares outstanding at June 30, 2007	178,912	$49.84

The compensation expense recorded related to restricted stock was $912 and $909 for the three months ended June 30, 2007 and 2006, respectively, and $2,080 and $1,520 for the six months ended June 30, 2007 and 2006, respectively. The related total income tax benefit recognized was $319 and $318 for the three months ended June 30, 2007 and 2006, respectively, and $728 and $531 for the six months ended June 30, 2007 and 2006, respectively. The weighted average grant date fair value for restricted stock granted during the six months ended June 30, 2007 and 2006 was $53.88 and $49.36, respectively.

As of June 30, 2007, there was $5,198 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $2,826 and $1,296, respectively, and $3,003 and $2,231 for the six months ended June 30, 2007 and 2006, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

Stock Appreciation Rights (“SAR”)

A summary of the Company’s SARs as of June 30, 2007 is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SARs outstanding, December 31, 2006	6,212,180	$32.35
Grants	1,541,505	53.52
Exercises	(1,573,858)	24.66
Forfeitures and adjustments	(125,201)	45.16

SARs outstanding, June 30, 2007	6,054,626	$39.48	4.1	$117,735

SARs exercisable at June 30, 2007	2,165,788	$25.86	5.3	$71,620

There were 9,980 and 1,400,377 SARs granted during the three months ended June 30, 2007 and 2006, respectively, and 1,541,505 and 1,400,377 SARs granted during the six months ended June 30, 2007 and 2006, respectively. The compensation expense recorded related to SARs was $3,840 and $3,728 for the three months ended June 30, 2007 and 2006, respectively, and $6,005 and $6,678 for the six months ended June 30, 2007 and 2006, respectively. The related income tax benefit recognized was $1,305 and $1,274 for the three months ended June 30, 2007 and 2006, respectively, and $2,063 and $2,306 for the six months ended June 30, 2007 and 2006, respectively. The weighted average grant date fair value for SARs granted during the six months ended June 30, 2007 was $11.37.

The total intrinsic value of SARs exercised during the six months ended June 30, 2007 and 2006 was $52,447 and $8,406, respectively. As of June 30, 2007, there was approximately $22,956 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the six months ended June 30, 2007 were based on the median historical stock price volatility of a peer group of insurance companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the six months ended June 30, 2007 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the six months ended June 30,
	2007	2006
Expected Volatility	19.99 - 20.57%	20.25 - 22.85%
Risk Free Interest Rates	4.41 - 4.43%	4.77 - 4.89%
Dividend Yield	0.75%	0.65%
Expected Life	3.0 - 4.0	3.00 - 3.88

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The compensation expense recorded related to the ESPP was $324 and $257 for the three months ended June 30, 2007 and 2006, respectively, and $660 and $574 for the six months ended June 30, 2007 and 2006, respectively.

In January 2007, the Company issued 80,282 shares to employees at a price of $43.52 for the offering period of July 1 through December 31, 2006, related to the ESPP. In January 2006, the Company issued 73,992 shares to employees at a price of $32.59 for the offering period of July 1 through December 31, 2005, related to the ESPP.

In July 2007, the Company issued 75,468 shares to employees at a price of $50.26 for the offering period of January 1 through June 30, 2007, related to the ESPP. In July 2006, the Company issued 78,575 shares to employees at a price of $39.66 for the offering period of January 1 through June 30, 2006, related to the ESPP.

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

	For awards issued during the six months ended June 30,
	2007	2006
Expected Volatility	22.43%	21.09%
Risk Free Interest Rates	5.24%	3.35%
Dividend Yield	0.82%	0.88%
Expected Life	0.5	0.5

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

6.	Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2007	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
January	360,000	$56.12	360,000
February	370,000	54.70	370,000
March	691,833	53.50	691,833
April	623,000	57.01	623,000
May	647,700	59.78	647,700
June	713,700	58.82	713,700

Total	3,406,233	$56.86	3,406,233

For the six months ended June 30, 2007, the Company repurchased 3,406,233 shares of the Company’s outstanding common stock at a cost of $193,676 and has $379,879 remaining to purchase shares pursuant to the November 10, 2006 publicly announced repurchase program.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

7.	Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator
Net income before cumulative effect of change in accounting principle	$166,280	$151,136	$345,737	$312,061
Cumulative effect of change in accounting principle (Note 2)	—	—	—	1,547

Net income	$166,280	$151,136	$345,737	$313,608

Denominator
Weighted average shares outstanding used in basic per share calculations	120,657,052	128,488,126	121,399,339	129,239,104
Incremental common shares from assumed:
SARs	1,671,766	1,749,120	1,777,823	1,818,701
Restricted stock	88,127	54,400	81,506	54,660
ESPP	75,559	35,988	75,559	84,680

Weighted average shares used in diluted per share calculations	122,492,504	130,327,634	123,334,227	131,197,145

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$1.38	$1.18	$2.85	$2.42
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.38	$1.18	$2.85	$2.43

Diluted
Net income before cumulative effect of change in accounting principle	$1.36	$1.16	$2.80	$2.38
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.36	$1.16	$2.80	$2.39

Average restricted shares totaling 220 and 16,125 for the three months ended June 30, 2007 and 2006, respectively, and 43,475 and 39,325 for the six months ended June 30, 2007 and 2006, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average SARs totaling 1,512,666 and 698,939 for the three months ended June 30, 2007 and 2006, respectively, and 975,700 and 742,317 for the six months ended June 30, 2007 and 2006, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

8.	Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2007 and 2006 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$5,184	$4,961	$509	$465	$734	$698
Interest cost	6,165	5,459	1,429	1,316	866	771
Expected return on plan assets	(8,141)	(7,135)	—	—	(314)	(283)
Amortization of prior service cost	764	764	275	165	336	333
Amortization of net loss	1,868	1,996	385	904	—	—
Settlement Charge under FAS 88	—	—	115	609	—	—

Net periodic benefit cost	$5,840	$6,045	$2,713	$3,459	$1,622	$1,519

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$10,234	$9,861	$1,009	$915	$1,484	$1,398
Interest cost	12,215	10,734	2,804	2,616	1,766	1,596
Expected return on plan assets	(15,941)	(14,160)	—	—	(614)	(558)
Amortization of prior service cost	1,539	1,539	600	340	661	658
Amortization of net loss	3,468	4,071	1,010	1,829	—	—
Settlement Charge under FAS 88	—	—	115	609	—	—

Net periodic benefit cost	$11,515	$12,045	$5,538	$6,309	$3,297	$3,094

(1)	The Company’s nonqualified plans are unfunded.

During the first six months of 2007, the Company contributed $20,000 to the qualified pension benefits plan. The Company expects to contribute $40,000 to the qualified pension benefits plan for the full year 2007.

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

Six Months Ended June 30, 2007 and 2006

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

The following tables summarize selected financial information by segment:

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$618,675	$393,614	$513,936	$272,462	$—	$1,798,687
Net investment income	100,784	23,667	16,290	39,408	10,153	190,302
Net realized losses on investments	—	—	—	—	(3,086)	(3,086)
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,246	8,246
Fees and other income	40,957	12,654	10,445	6,379	143	70,578

Total revenues	760,416	429,935	540,671	318,249	15,456	2,064,727
Benefits, losses and expenses
Policyholder benefits	258,527	130,866	329,327	184,361	—	903,081
Amortization of deferred acquisition costs and value of business acquired	276,882	65,448	4,617	8,098	—	355,045
Underwriting, general and administrative expenses	178,258	93,844	154,471	92,964	19,294	538,831
Interest expense	—	—	—	—	15,296	15,296

Total benefits, losses and expenses	713,667	290,158	488,415	285,423	34,590	1,812,253
Segment income (loss) before income tax	46,749	139,777	52,256	32,826	(19,134)	252,474
Income taxes	16,539	49,570	18,418	11,351	(9,684)	86,194

Segment income (loss) after tax	$30,210	$90,207	$33,838	$21,475	$(9,450)

Net Income						$166,280

	Three Months Ended June 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$592,182	$290,972	$519,587	$282,581	$—	$1,685,322
Net investment income	98,951	17,923	17,110	38,744	7,710	180,438
Net realized gains on investments	—	—	—	—	2,272	2,272
Amortization of deferred gain on disposal of businesses	—	—	—	—	10,022	10,022
Fees and other income	39,525	13,587	10,250	7,547	127	71,036

Total revenues	730,658	322,482	546,947	328,872	20,131	1,949,090
Benefits, losses and expenses
Policyholder benefits	247,208	110,474	321,322	195,195	5	874,204
Amortization of deferred acquisition costs and value of business acquired	212,671	59,541	6,374	6,195	—	284,781
Underwriting, general and administrative expenses	211,758	62,828	156,645	95,632	15,764	542,627
Interest expense	—	—	—	—	15,315	15,315

Total benefits, losses and expenses	671,637	232,843	484,341	297,022	31,084	1,716,927
Segment income (loss) before income tax	59,021	89,639	62,606	31,850	(10,953)	232,163
Income taxes	21,873	30,363	21,590	11,260	(4,059)	81,027

Segment income (loss) after tax	$37,148	$59,276	$41,016	$20,590	$(6,894)

Net Income						$151,136

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,201,686	$760,655	$1,026,720	$569,135	$—	$3,558,196
Net investment income	212,801	45,536	35,560	91,295	22,006	407,198
Net realized gains on investments	—	—	—	—	2,484	2,484
Amortization of deferred gain on disposal of businesses	—	—	—	—	16,595	16,595
Fees and other income	79,008	25,250	20,133	12,656	470	137,517

Total revenues	1,493,495	831,441	1,082,413	673,086	41,555	4,121,990
Benefits, losses and expenses
Policyholder benefits	501,871	247,653	647,111	396,895	—	1,793,530
Amortization of deferred acquisition costs and value of business acquired	518,760	130,573	10,726	14,700	—	674,759
Underwriting, general and administrative expenses	364,025	199,518	309,772	184,388	35,413	1,093,116
Interest expense	—	—	—	—	30,593	30,593

Total benefits, losses and expenses	1,384,656	577,744	967,609	595,983	66,006	3,591,998
Segment income (loss) before income tax	108,839	253,697	114,804	77,103	(24,451)	529,992
Income taxes	34,560	89,056	40,442	26,671	(6,474)	184,255

Segment income (loss) after tax	$74,279	$164,641	$74,362	$50,432	$(17,977)

Net income						$345,737

	At June 30, 2007
Segment Assets:
Segments assets, excluding goodwill	$11,134,734	$2,571,878	$1,301,030	$2,866,731	$7,107,387	$24,981,760

Goodwill						791,195

Total Assets						$25,772,955

	Six Months Ended June 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,162,570	$543,721	$1,042,992	$608,692	$—	$3,357,975
Net investment income	196,033	34,713	41,111	79,583	21,560	373,000
Net realized losses on investments	—	—	—	—	(2,180)	(2,180)
Amortization of deferred gain on disposal of businesses	—	—	—	—	18,855	18,855
Fees and other income	73,695	23,045	19,976	14,379	127	131,222

Total revenues	1,432,298	601,479	1,104,079	702,654	38,362	3,878,872
Benefits, losses and expenses
Policyholder benefits	495,588	180,933	646,723	440,634	5	1,763,883
Amortization of deferred acquisition costs and value of business acquired	430,378	114,037	13,473	12,276	—	570,164
Underwriting, general and administrative expenses	388,929	117,421	312,258	188,665	32,403	1,039,676
Interest expense	—	—	—	—	30,630	30,630

Total benefits, losses and expenses	1,314,895	412,391	972,454	641,575	63,038	3,404,353
Segment income (loss) before income tax	117,403	189,088	131,625	61,079	(24,676)	474,519
Income taxes	40,508	65,368	45,513	21,304	(10,235)	162,458

Segment income (loss) after tax	$76,895	$123,720	$86,112	$39,775	$(14,441)	$312,061

Cumulative effect of change in accounting principle						1,547

Net income						$313,608

	At December 31, 2006
Segment Assets:
Segments assets, excluding goodwill	$10,637,152	$2,189,673	$1,278,108	$2,806,337	$7,463,359	$24,374,629

Goodwill						790,519

Total Assets						$25,165,148

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

10.	Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $33,813 of letters of credit outstanding as of June 30, 2007.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial condition, results of operations, or cash flows.

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

As part of an ongoing, industry-wide investigation, the Company has received subpoenas and requests from the Securities and Exchange Commission in connection with its investigation into certain loss mitigation products. The Company is cooperating fully and is complying with the requests.

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

In July 2007, the Company learned that each of the following five individuals, Robert B. Pollock, President and Chief Executive Officer, Philip Bruce Camacho, Executive Vice President and Chief Financial Officer, Adam Lamnin, Executive Vice President and Chief Financial Officer of Assurant Solutions/Assurant Specialty Property, Michael Steinman, Senior Vice President and Chief Actuary of Assurant Solutions/Assurant Specialty Property and Dan Folse, Vice President-Risk Management of Assurant Solutions/Assurant Specialty Property, received Wells notices from the SEC in connection with its ongoing investigation. A Wells notice is an indication that the staff of the SEC is considering recommending that the SEC bring a civil

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

enforcement action against the recipient for violating various provisions of the federal securities laws. Under SEC procedures, the recipients have the opportunity to respond to the SEC staff before a formal recommendation is finalized. The Board of Directors formed a Special Committee of non-management directors that continues the Board’s work of evaluating the situation. Since its formation, the Special Committee has reviewed the relevant documents, conducted interviews and worked with outside counsel in order to continue the investigation begun by the Audit Committee and to recommend appropriate actions to the Board with respect to the SEC investigation. On July 17, 2007, the Company announced that the Board of Directors had placed all five employees on administrative leave, pending further review of this matter. On July 18, the Board of Directors appointed J. Kerry Clayton as interim President and Chief Executive Officer and Michael J. Peninger as interim Chief Financial Officer of the Company. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated. Messrs. Pollock, Camacho, and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may impose fines and/or penalties on the Company and individuals involved; however, the Company has not accrued for fines and/or penalties since it cannot reasonably estimate the amount of such fines and/or penalties at this time.

11.	Subsequent Events

On July 12, 2007, the Company acquired Swansure Group (“Swansure”), a privately held company in the United Kingdom. Swansure owns D&D Homecare Limited and Adminicle Limited. D&D Homecare designs and distributes general insurance products, including mortgage payment protection and buildings and contents insurance. Adminicle provides a range of insurance administration and outsourcing services, including premium processing and disbursement, policy fulfillment, claims and data processing, and performance reporting.

On July 1, 2007, the Company acquired 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”). Mayflower is a leading provider of preneed insurance products and services and is expected to add approximately $52,000 of additional annual net earned premiums to the Assurant Solutions segment.

Please also see Note 10—Commitments and Contingencies regarding developments in the SEC investigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands except share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of June 30, 2007, compared with December 31, 2006, and our results of operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the U.S Securities and Exchange Commission (“SEC”) and the June 30, 2007 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Our 2006 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Annual Report on Form 10-K were consistently applied to the consolidated interim financial statements for the three and six months ended June 30, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$1,798,687	$1,685,322	$3,558,196	$3,357,975
Net investment income	190,302	180,438	407,198	373,000
Net realized (losses) gains on investments	(3,086)	2,272	2,484	(2,180)
Amortization of deferred gain on disposal of businesses	8,246	10,022	16,595	18,855
Fees and other income	70,578	71,036	137,517	131,222

Total revenues	2,064,727	1,949,090	4,121,990	3,878,872

Benefits, losses and expenses:
Policyholder benefits	(903,081)	(874,204)	(1,793,530)	(1,763,883)
Selling, underwriting and general expenses (1)	(893,876)	(827,408)	(1,767,875)	(1,609,840)
Interest expense	(15,296)	(15,315)	(30,593)	(30,630)

Total benefits, losses and expenses	(1,812,253)	(1,716,927)	(3,591,998)	(3,404,353)

Income before income tax and cumulative effect of change in accounting principle	252,474	232,163	529,992	474,519
Income taxes	(86,194)	(81,027)	(184,255)	(162,458)

Net Income before cumulative effect of change in accounting principle	166,280	151,136	345,737	312,061

Cumulative effect of change in accounting principle	—	—	—	1,547

Net Income	$166,280	$151,136	$345,737	$313,608

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Net income increased by $15,144, or 10%, to $166,280 for the three months ended June 30, 2007 from $151,136 for the three months ended June 30, 2006. The increase was primarily driven by improvement in Assurant Specialty Property’s creditor-placed homeowners business including results from the acquisition of Safeco Financial Insurance Services (“SFIS”) in May 2006, and to a lesser extent, continued favorable group disability and group life experience from Assurant Employee Benefits. These increases were partially offset by continued unfavorable loss experience in Assurant Solutions’ domestic extended service contract business, mainly related to two clients, and a decline in Assurant Health’s small employer group business, which had lower premiums and unfavorable claim experience.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

Net Income

Net income increased by $32,129, or 10%, to $345,737 for the six months ended June 30, 2007 from $313,608 for the six months ended June 30, 2006. The increase was primarily driven by improvement in Assurant Specialty Property’s creditor-placed homeowners business, including results from the SFIS acquisition in May 2006, and Assurant Employee Benefits’ investment income from real estate partnerships and continued favorable group disability and group life experience. These increases were partially offset by the continuing decline of Assurant Health’s small employer group business, which had lower premiums and unfavorable claim experience.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$618,675	$592,182	$1,201,686	$1,162,570
Net investment income	100,784	98,951	212,801	196,033
Fees and other income	40,957	39,525	79,008	73,695

Total revenues	760,416	730,658	1,493,495	1,432,298

Benefits, losses and expenses:
Policyholder benefits	(258,527)	(247,208)	(501,871)	(495,588)
Selling, underwriting and general expenses	(455,140)	(424,429)	(882,785)	(819,307)

Total benefits, losses and expenses	(713,667)	(671,637)	(1,384,656)	(1,314,895)

Segment income before income tax	46,749	59,021	108,839	117,403
Income taxes	(16,539)	(21,873)	(34,560)	(40,508)

Segment income after tax	$30,210	$37,148	$74,279	$76,895

Net earned premiums and other considerations:
Domestic:
Credit	$76,109	$98,206	$157,030	$194,057
Service Contracts	280,274	256,135	542,137	506,117
Other (1)	15,517	19,759	32,206	43,458

Total Domestic	371,900	374,100	731,373	743,632

International:
Credit	92,413	97,612	189,290	185,822
Service Contracts	62,543	24,416	105,260	39,177
Other (1)	10,260	13,311	19,239	27,244

Total International	165,216	135,339	313,789	252,243

Preneed	81,559	82,743	156,524	166,695

Total	$618,675	$592,182	$1,201,686	$1,162,570

Fee Income:
Domestic:
Debt protection	$7,469	$13,750	$16,219	$26,832
Service Contracts	17,190	14,432	34,067	26,999
Other (1)	5,205	4,796	11,698	8,818

Total Domestic	29,864	32,978	61,984	62,649

International	4,384	4,165	8,876	8,441
Preneed	6,709	2,382	8,148	2,605

Total	$40,957	$39,525	$79,008	$73,695

Gross written premiums (2):
Domestic:
Credit	$167,738	$182,489	$329,581	$351,416
Service Contracts	448,143	378,636	902,547	733,598
Other (1)	22,014	24,335	42,878	55,813

Total Domestic	637,895	585,460	1,275,006	1,140,827

International:
Credit	201,353	159,208	392,768	320,232
Service Contracts	86,948	71,330	166,530	137,586
Other (1)	13,933	11,817	24,355	23,254

Total International	302,234	242,355	583,653	481,072

Total	$904,129	$827,815	$1,858,659	$1,621,899

Preneed (face sales)	$102,360	$120,545	$188,418	$244,233

Combined ratio (3):
Domestic	100.8%	99.1%	100.9%	99.5%
International	109.7%	100.0%	106.1%	97.8%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Segment net income decreased by $6,938, or 19%, to $30,210 for the three months ended June 30, 2007 from $37,148 for the three months ended June 30, 2006. Solutions’ net income declined primarily due to increased expenses related to our investments in international expansion and continued poor domestic service contract experience attributable to two clients. The second quarter of 2007 also included a net benefit of $3,610 (after-tax) related to three one-time items. These one-time items include $3,510 (after-tax) of contract settlement fees received related to the sale of marketing rights for the Independent U.S. preneed business, $4,500 (after-tax) of income stemming from improvements in our reconciliation of clients’ commission payable accounts, partially offset by $4,400 (after-tax) in losses resulting from unfavorable experience in a credit life product in Brazil, which has since been repriced for some clients and discontinued for another client.

Total Revenues

Total revenues increased by $29,758 or 4%, to $760,416 for the three months ended June 30, 2007 from $730,658 for the three months ended June 30, 2006. This increase is due to an increase in net earned premiums and other considerations of $26,493. The increase in premiums is primarily attributable to higher net earned premiums in our service contract and international businesses. These increases are partially offset by the decrease in the net earned premium in our Preneed business due to the sale of the Independent-U.S. distribution channel combined with the continued decline of our domestic credit insurance business. The revenue was partially offset by reduced fee income resulting from the loss of a debt deferment client.

We experienced growth in most of our core product lines, with the exception of our domestic credit insurance business and other run-off products. Gross written premiums in our domestic credit insurance business decreased by $14,751 due to the continued decline of this product line and the loss of a client. Gross written premiums from our international credit business increased by $42,145 primarily due to growth in Canada from existing clients, and in our expansion countries. Gross written premiums in our domestic service contract business increased by $69,507 due to the addition of a new client and growth generated from existing clients. Gross written premiums in our international service contract business increased by $15,618, mainly due to increased premium from existing clients. We experienced a decrease in our Preneed business due to the sale of the U.S. Independent distribution channel in November 2005.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $42,030, or 6%, to $713,667 for the three months ended June 30, 2007 from $671,637 for the three months ended June 30, 2006. This increase was primarily due to an increase in selling underwriting and general expenses of $30,712. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $28,343 primarily due to the associated increase in revenues, an increase in commission rates due to a change in the mix of business and losses resulting from unfavorable experience in a credit life product in Brazil, which has since been repriced for some clients and discontinued for another client. The commission rate increase is due to the higher commission rates on our growing service contract business compared to the lower commission rates on the decreasing U.S. Independent Preneed business. Policyholder benefits increased by $11,319 primarily driven by growth in our international and domestic service contract businesses. This was offset by decreased policyholder benefits resulting from the sale of the Independent U.S. Preneed business.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

Net Income

Segment net income decreased by $2,616, or 3%, to $74,279 for the six months ended June 30, 2007 from $76,895 for the six months ended June 30, 2006. Solutions’ net income declined primarily due to increased expenses related to investments made to support the business’ international strategic expansion and continued poor domestic service contract experience attributable to two clients. These results include $4,400 (after-tax) in losses resulting from unfavorable experience in a credit life product in Brazil, which has since been repriced for some clients and discontinued for another client. These declines were partially offset by an increase in investment income from real estate partnerships of $8,400 (after-tax), the receipt of $3,510 (after-tax) of contract settlement fees related to the sale of marketing rights for the Independent U.S. Preneed business in November 2005, and $4,500 (after-tax) of income stemming from improvements in our reconciliation of clients’ commission payable accounts.

Total Revenues

Total revenues increased by $61,197 or 4%, to $1,493,495 for the six months ended June 30, 2007 from $1,432,298 for the six months ended June 30, 2006. This increase is due to an increase in net earned premiums and other considerations of $39,116. This increase is primarily attributable to higher net earned premiums in our service contract and international businesses. These increases are partially offset by the decrease in the net earned premium in our Preneed business due to the sale of the Independent-U.S. distribution channel combined with the continued decline of our domestic credit insurance business. The increase in revenues was also due to an increase in net investment income of $16,768, or 9%, primarily due to an increase in investment income from real estate partnerships of approximately $13,000 and higher average invested assets. The increase in revenue was also attributable to increase in fees and other income of $5,314, or 7%, which resulted from $5,400 of fees recognized from the sale of the marketing rights of the Independent U.S. Preneed business. This increase in revenues was partially offset by reduced fee income resulting from the loss of a debt deferment client.

We experienced growth in most of our core product lines, with the exception of our domestic credit insurance business and other run-off products. Gross written premiums in our domestic credit insurance business decreased by $21,835 due to the continued decline of this product line and the loss of a client. Gross written premiums from our international credit business increased by $72,536 primarily due to growth in Canada from existing clients, and in our expansion countries. Gross written premiums in our domestic service contract business increased by $168,949 due to the addition of a new client and growth generated from existing clients. Gross written premiums in our international service contract business increased by $28,944, mainly due to increased premium from existing clients. We also experienced a decrease in our Preneed business due to the sale of the U.S. Independent distribution channel.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $69,761, or 5%, to $1,384,656 for the six months ended June 30, 2007 from $1,314,895 for the six months ended June 30, 2006. This increase was due to an increase in selling underwriting and general expenses of $63,479. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $58,897 primarily due to the associated increase in revenues, losses resulting from unfavorable experience in a credit life product in Brazil, which has since been repriced for some clients and discontinued for another client and increase in commission rates due to a change in the mix of business. The commission rate increase is due to the higher commission rates on our growing service contract business compared to the lower commission rates on the decreasing U.S. Independent Preneed business. General expenses increased by $4,582 due to investment made to support the business’ international strategic expansion as well as costs associated with growth of the domestic service contract business. These increases in expenses were partially offset by decrease in expenses from our domestic credit insurance business and the U.S. Preneed business, which are in runoff. Policyholder benefits increased by $6,283 primarily driven by growth in our international and domestic service contract businesses. This was offset by decreased policyholder benefits resulting from the sale of the U.S. Independent Preneed business.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$393,614	$290,972	$760,655	$543,721
Net investment income	23,667	17,923	45,536	34,713
Fees and other income	12,654	13,587	25,250	23,045

Total revenues	429,935	322,482	831,441	601,479

Benefits, losses and expenses:
Policyholder benefits	(130,866)	(110,474)	(247,653)	(180,933)
Selling, underwriting and general expenses	(159,292)	(122,369)	(330,091)	(231,458)

Total benefits, losses and expenses	(290,158)	(232,843)	(577,744)	(412,391)

Segment income before income tax	139,777	89,639	253,697	189,088
Income taxes	(49,570)	(30,363)	(89,056)	(65,368)

Segment income after tax	$90,207	$59,276	$164,641	$123,720

Net earned premiums and other considerations by major product groupings:

Homeowners (Creditor Placed and Voluntary)	$276,663	$178,363	$527,552	$321,255
Manufactured Housing (Creditor Placed and Voluntary)	50,452	54,184	101,122	110,152
Other (1)	66,499	58,425	131,981	112,314

Total	$393,614	$290,972	$760,655	$543,721

Ratios:
Loss ratio (2)	33.2%	38.0%	32.6%	33.3%
Expense ratio (3)	39.2%	40.2%	42.0%	40.8%
Combined ratio (4)	71.4%	76.5%	73.5%	72.8%

(1)	This includes flood, renters, agricultural, specialty auto and other insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Segment net income increased by $30,931, or 52%, to $90,207 for the three months ended June 30, 2007 from $59,276 for the three months ended June 30, 2006. The increase in segment income is primarily due to increased net earned premiums associated with the growth of our creditor placed homeowners business including results from the SFIS acquisition in May 2006. This increase has resulted in higher invested assets, which generated an increase of 32% in investment income. The second quarter 2007 was also positively impacted by approximately $5,500 (after-tax) from a project to improve the reconciliations of client commissions payable accounts.

Total Revenues

Total revenues increased by $107,453 or 33%, to $429,935 for the three months ended June 30, 2007 from $322,482 for the three months ended June 30, 2006. The increase is primarily due to an increase in net earned premiums and other considerations of $102,642, or 35%. This increase was primarily attributable to the growth in the creditor placed homeowners product line, including results from the SFIS acquisition, combined with continued organic growth of this business. This growth was partly driven by a higher volume in creditor placed homeowners policies issued per loans tracked for insurance and a higher average insured value on those policies. The overall increase in net earned premiums, were partially offset by higher catastrophe premium of approximately $25,500. The increase in revenues was also driven by an increase in investment income of $5,744, or 32%, due to higher invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $57,315 or 25%, to $290,158 for the three months ended June 30, 2007 from $232,843 for the three months ended June 30, 2006. This was due to an increase in policyholder benefits of $20,392 and an increase in selling, underwriting, and general expenses of $36,923. The increase in policyholder benefits is primarily attributable to the continued premium growth in our creditor-placed homeowners business. The combined ratio decreased 510 basis points from 76.5% to 71.4%, primarily due to the favorable loss experience. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $21,659 primarily due to the associated increase in revenues. General expenses increased by $15,263 due to increases in employment related expenses consistent with business growth and the additional operating expenses associated with the SFIS business.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

Net Income

Segment net income increased by $40,921, or 33%, to $164,641 for the six months ended June 30, 2007 from $123,720 for the six months ended June 30, 2006. The increase in segment income is primarily due to increased net earned premiums associated with the growth of our creditor placed homeowners business including results from the SFIS acquisition in May 2006. This increase has resulted in higher invested assets, which generated an increase of 31% in our investment income.

Total Revenues

Total revenues increased by $229,962 or 38%, to $831,441 for the six months ended June 30, 2007 from $601,479 for the six months ended June 30, 2006. The increase is primarily due to an increase in net earned premiums and other considerations of $216,934. This increase was primarily attributable to the growth in creditor placed homeowners product line, including results from the SFIS acquisition, combined with continued organic growth of this business. This growth was partly driven by a higher volume of creditor placed homeowners policies issued per loans tracked for insurance and a higher average insured value on those loans. The overall increase in net earned premiums, was partially offset by higher catastrophe premium of approximately $27,100. The increase in revenues was also driven by an increase in investment income of $10,823, or 31%, due to higher invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $165,353 or 40%, to $577,744 for the six months ended June 30, 2007 from $412,391 for the six months ended June 30, 2006. This increase was due to an increase in policyholder benefits of $66,720 and an increase in selling, underwriting, and general expenses of $98,633. The increase in policyholder benefits is primarily attributable to the growth in our creditor-placed homeowners business due to the continued growth of the business and approximately $9,700 in lower reimbursements from the National Flood Insurance Program. The combined ratio increased 70 basis points from 72.8% to 73.5%, due primarily to increased catastrophe reinsurance premium and lower reimbursements from the National Flood Insurance Program partially offset by lower loss experience in the creditor-placed homeowners business. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased by $56,798 primarily due to the associated increase in revenues. General expenses increased by $41,835 due to increases in employment related expenses consistent with business growth and the additional operating expenses associated with the SFIS business.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$513,936	$519,587	$1,026,720	$1,042,992
Net investment income	16,290	17,110	35,560	41,111
Fees and other income	10,445	10,250	20,133	19,976

Total revenues	540,671	546,947	1,082,413	1,104,079

Benefits, losses and expenses:

Policyholder benefits	(329,327)	(321,322)	(647,111)	(646,723)
Selling, underwriting and general expenses	(159,088)	(163,019)	(320,498)	(325,731)

Total benefits, losses and expenses	(488,415)	(484,341)	(967,609)	(972,454)

Segment income before income tax	52,256	62,606	114,804	131,625
Income taxes	(18,418)	(21,590)	(40,442)	(45,513)

Segment income after tax	$33,838	$41,016	$74,362	$86,112

Net earned premiums and other considerations:
Individual markets:
Individual medical	$320,442	$300,267	$635,104	$597,605
Short term medical	23,499	25,489	46,060	50,490

Subtotal	343,941	325,756	681,164	648,095
Small employer group:	169,995	193,831	345,556	394,897

Total	$513,936	$519,587	$1,026,720	$1,042,992

Membership by product line:
Individual markets:
Individual medical			650	632
Short term medical			99	105

Subtotal			749	737
Small employer group:			181	226

Total			930	963

Ratios:
Loss ratio (1)	64.1%	61.8%	63.0%	62.0%
Expense ratio (2)	30.3%	30.8%	30.6%	30.6%
Combined ratio (3)	93.1%	91.4%	92.4%	91.5%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Segment net income decreased by $7,178, or 18%, to $33,838 for the three months ended June 30, 2007 from $41,016 for the three months ended June 30, 2006. The decrease in segment income was primarily attributable to the continuing decline in small employer group net earned premium and higher claim experience on small employer group business.

Total Revenues

Total revenues decreased by $6,276, or 1%, to $540,671 for the three months ended June 30, 2007 from $546,947 for the three months ended June 30, 2006. Net earned premiums and other considerations from our individual markets business increased by $18,185, or 6%, due to new member sales and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $23,836, or 12%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $4,074, or 1%, to $488,415 for the three months ended June 30, 2007 from $484,341 for the three months ended June 30, 2006. Policyholder benefits increased by $8,005, or 2%, and the benefit loss ratio increased by 230 basis points, to 64.1% from 61.8%. The increase in policyholder benefits was primarily due to the growing individual medical business. The increase in the benefit loss ratio was a result of higher claim experience in small employer group business. Selling, underwriting and general expenses decreased by $3,931, or 2%, and the expense ratio decreased by 50 basis points, to 30.3% from 30.8%. The decreases in both overall expenses and the expense ratio were primarily due to lower external consulting services.

For the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Net Income

Segment net income decreased by $11,750, or 14%, to $74,362 for the six months ended June 30, 2007 from $86,112 for the six months ended June 30, 2006. The decrease in segment income was primarily attributable to the continuing decline in small employer group net earned premium and higher claim experience on small employer group business.

Total Revenues

Total revenues decreased by $21,666, or 2%, to $1,082,413 for the six months ended June 30, 2007 from $1,104,079 for the six months ended June 30, 2006. Net earned premiums and other considerations from our individual markets business increased by $33,069, or 5%, due to new member sales and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased by $49,341, or 13%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines. Also, investment income decreased by $5,551 due to lower real estate investment income and lower overall invested assets.

Total Benefits, Losses, and Expenses

Total benefits, losses and expenses decreased by $4,845, or less than 1%, to $967,609 for the six months ended June 30, 2007 from $972,454 for the six months ended June 30, 2006. The benefit loss ratio increased by 100 basis points, to 63.0% from 62.0%. The increase in the benefit loss ratio was due primarily to higher claims experience on small employer group business. Selling, underwriting and general expenses decreased by $5,233, or 2%. The decrease in expenses was primarily due to lower external consulting services.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$272,462	$282,581	$569,135	$608,692
Net investment income	39,408	38,744	91,295	79,583
Fees and other income	6,379	7,547	12,656	14,379

Total revenues	318,249	328,872	673,086	702,654

Benefits, losses and expenses:
Policyholder benefits	(184,361)	(195,195)	(396,895)	(440,634)
Selling, underwriting and general expenses	(101,062)	(101,827)	(199,088)	(200,941)

Total benefits, losses and expenses	(285,423)	(297,022)	(595,983)	(641,575)

Segment income before income tax	32,826	31,850	77,103	61,079
Income taxes	(11,351)	(11,260)	(26,671)	(21,304)

Segment income after tax	$21,475	$20,590	$50,432	$39,775

Ratios:
Loss ratio (1)	67.7%	69.1%	69.7%	72.4%
Expense ratio (2)	36.2%	35.1%	34.2%	32.3%

Net earned premiums and other considerations
By major product grouping:
Group dental	$102,567	$108,010	$204,102	$219,403
Group disability single premiums for closed blocks (3)	—	—	22,847	33,920
All other group disability	115,539	119,847	233,728	241,433
Group life	54,356	54,724	108,458	113,936

Total	$272,462	$282,581	$569,135	$608,692

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Segment net income increased by $885 or 4% to $21,475 for the three months ended June 30, 2007 from $20,590 for the three months ended June 30, 2006. The increase in segment income was primarily driven by continued favorable group disability and group life experience. This was slightly offset by unfavorable group dental experience, driven by higher claims. The improvement in loss ratios is partially offset by the continued decrease in revenues.

Total Revenues

Total revenues decreased by $10,623 or 3% to $318,249 for the three months ended June 30, 2007 from $328,872 for the three months ended June 30, 2006. This decline is primarily due to reduced net earned premiums and other considerations, resulting from lower persistency of large cases over the past several quarters as the business continues to implement its small case strategy. Sales in second quarter of 2007 compared to the prior year period increased 45%.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $11,599 or 4% to $285,423 for the three months ended June 30, 2007 from $297,022 for the three months ended June 30, 2006. The loss ratio decreased 140 basis points, from 69.1% to 67.7%. This improvement was primarily due to continued favorable group disability experience, driven by good incidence and favorable disability recovery rates including claimants returning to work, and favorable group life experience resulting from favorable mortality. Group dental experience was unfavorable primarily due to higher claims and a favorable second quarter in the prior year. The expense ratio increased 110 basis points, from 35.1% to 36.2%. The increase in the expense ratio is primarily driven by the decrease in revenues that was proportionally larger than the decline in general expenses.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

Net Income

Segment net income increased by $10,657 or 27% to $50,432 for the six months ended June 30, 2007 from $39,775 for the six months ended June 30, 2006. The increase in segment income was primarily driven by increased investment income from real estate partnerships of approximately $9,800 (after-tax) and continued favorable group disability experience and group life experience.

Total Revenues

Total revenues decreased by $29,568 or 4% to $673,086 for the six months ended June 30, 2007 from $702,654 for the six months ended June 30, 2006. Excluding group disability single premium for closed blocks, net earned premiums and other considerations decreased $18,494 or 3%. The decrease is primarily a result of lower persistency of large cases over the past several quarters as the business continues to implement its small case strategy. Sales have increased 53%. The decrease in revenues was partially offset by an increase in investment income of $11,712, or 15%, primarily due to an increase in investment income from real estate partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $45,592 or 7% to $595,983 for the six months ended June 30, 2007 from $641,575 for the six months ended June 30, 2006. The loss ratio decreased 270 basis points, from 72.4% to 69.7%. This improvement was primarily due to favorable group disability experience, driven by good incidence and favorable disability recovery rates including claimants returning to work, and favorable group life experience, resulting from favorable mortality. Group dental experience was unfavorable due to slightly worse claims experience. The expense ratio increased 190 basis points, from 32.3% to 34.2%, primarily driven by the decrease in revenues that was proportionally larger than the decrease in general expenses.

Assurant Corporate & Other

Overview

The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (“FFG”) (a business we sold via reinsurance on April 2, 2001) and Long Term Care (“LTC”) (a business we sold via reinsurance in March 2000).

The tables below present information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Net investment income	$10,153	$7,710	$22,006	$21,560
Net realized (losses) gains on investments	(3,086)	2,272	2,484	(2,180)
Amortization of deferred gain on disposal of businesses	8,246	10,022	16,595	18,855
Fees and other income	143	127	470	127

Total revenues	15,456	20,131	41,555	38,362

Benefits, losses and expenses:
Policyholder benefits	—	(5)	—	(5)
Selling, underwriting and general expenses	(19,294)	(15,764)	(35,413)	(32,403)
Interest expense	(15,296)	(15,315)	(30,593)	(30,630)

Total benefits, losses and expenses	(34,590)	(31,084)	(66,006)	(63,038)

Segment loss before income tax	(19,134)	(10,953)	(24,451)	(24,676)
Income taxes	9,684	4,059	6,474	10,235

Segment loss after tax	$(9,450)	$(6,894)	$(17,977)	$(14,441)

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Segment net loss increased by $2,556, or 37%, to ($9,450) for the three months ended June 30, 2007 from ($6,894) for the three months ended June 30, 2006. This increase is primarily due to additional net realized losses on investments and a decrease in the amortization of deferred gains, partially offset by approximately $2,900 of income from the change in certain tax liabilities and additional investment income.

Total Revenues

Total revenues decreased by $4,675 or 23%, to $15,456 for the three months ended June 30, 2007 from $20,131 for the three months ended June 30, 2006. Revenues declined mainly due to additional realized losses on investments of $5,358 and $1,776 of lower amortization of deferred gain on disposal of businesses. Partially offsetting these decreases was an increase in net investment income of $2,443 due to higher interest rates on cash held at the holding Company.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $3,506, or 11%, to $34,590 for the three months ended June 30, 2007 from $31,084 for the three months ended June 30, 2006. This increase is primarily due to an increase in compensation expense and external consulting fees.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

Net Income

Segment net loss increased by $3,536, or 24%, to ($17,977) for the six months ended June 30, 2007 from ($14,441) for the six months ended June 30, 2006. This increase is mainly due to additional tax expense of $2,866 related to the change in certain tax liabilities, a decrease in investment income from real estate joint ventures of $2,355 (after-tax), and a decrease in amortization of deferred gains on disposal of businesses. These increases to net loss were partially offset by a $3,032 (after-tax) increase in net realized gains and additional investment income of $2,645 (after-tax) due to higher interest rates.

Total Revenues

Total revenues increased by $3,193, or 8%, to $41,555 for the six months ended June 30, 2007 from $38,362 for the six months ended June 30, 2006. Revenues increased mainly due to an increase of $4,664 to net realized gains on investments partially offset by a decrease in the amortization of deferred gains on disposal of businesses.

Total Benefits, Losses and Expenses

Total expenses increased by $2,968, or 5%, to $66,006 for the six months ended June 30, 2007 from $63,038 for the six months ended June 30, 2006. This increase is mainly due to an increase in selling, underwriting and general expenses caused by increased compensation expenses and external consulting fees.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of June 30, 2007		As of December 31, 2006
Fixed maturities	$9,267,665	72%	$9,118,049	73%
Equity securities	727,170	6%	741,639	6%
Commercial mortgage loans on real estate	1,356,957	10%	1,266,158	10%
Policy loans	57,872	1%	58,733	1%
Short-term investments	263,945	2%	314,114	3%
Collateral held under securities lending	629,263	5%	365,958	3%
Other investments	547,858	4%	564,494	4%

Total investments	$12,850,730	100%	$12,429,145	100%

Of our fixed maturity securities shown above, 68% and 67% (based on total fair value) were invested in securities rated “A” or better as of June 30, 2007 and December 31, 2006, respectively.

The following table provides the cumulative net unrealized (losses) gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of June 30, 2007	As of December 31, 2006
Fixed maturities:
Amortized cost	$9,305,755	$8,934,017
Net unrealized (losses) gains	(38,090)	184,032

Fair value	$9,267,665	$9,118,049

Equities:
Cost	$738,170	$735,566
Net unrealized (losses) gains	(11,000)	6,073

Fair value	$727,170	$741,639

Net unrealized gains on fixed maturity securities decreased by $222,122 from December 31, 2006 to June 30, 2007 to a net unrealized loss of $38,090. The decrease in net unrealized gains on fixed maturities was primarily due to an increase in treasury yields and corporate bond spreads. The yield on 5-year treasury securities increased 23 basis points and the yield on 10-year treasury securities increased 32 basis points between December 31, 2006 and June 30, 2007. Corporate bond spreads also widened during the same period. Net unrealized gains on equity securities, which primarily consist of non-sinking fund preferred stocks, decreased by $17,073 from December 31, 2006 to June 30, 2007 to a net unrealized loss of $11,000. The decrease is primarily due to a decrease in the Merrill Lynch Preferred Stock Hybrid Securities Index from December 31, 2006 to June 30, 2007.

Net investment income increased by $ 9,864, or 5%, to $190,302 for the three months ended June 30, 2007 from $180,438 for the three months ended June 30, 2006. Net investment income increased by $34,198 or 8%, to $407,198 for the six months ended June 30, 2007 from $373,000 for the six months ended June 30, 2006. The increase is primarily due to an increase in invested assets and higher investment income from real estate partnerships.

The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at June 30, 2007 and the length of time the securities have been in an unrealized loss position were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds	$4,429,758	$(119,824)	$1,670,321	$(68,066)	$6,100,079	$(187,890)

Equity securities
Common Stock	$—	$—	$—	$—	$—	$—
Non-redeemable preferred stocks	383,717	(9,498)	143,571	(8,101)	527,288	(17,599)

Total equity securities	$383,717	$(9,498)	$143,571	$(8,101)	$527,288	$(17,599)

Total	$4,813,475	$(129,322)	$1,813,892	$(76,167)	$6,627,367	$(205,489)

The total unrealized loss represents 3% of the aggregate fair value of the related securities. Approximately 63% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,807 individual securities with 83% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $17,776. There were no securities with an unrealized loss of greater than $200 having a market value below 78% of book value.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded no additional other than temporary impairments as of June 30, 2007 and 2006, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of June 30, 2007 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. We have the intent and ability to hold these assets until the date of recovery.

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

Liquidity

Dividends paid by our subsidiaries were $169,600 and $554,270 for the six months ended June 30, 2007 and for the year ended December 31, 2006, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

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

We paid dividends of $0.12 per common share on June 12, 2007 to stockholders of record as of May 29, 2007 and $0.10 per common share on March 12, 2007 to stockholders of record as of February 26, 2007. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Retirement and Other Employee Benefits

Our qualified and non-qualified pension plans were under-funded by $113,026 at December 31, 2006. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During the first six months of 2007, we contributed $20,000 to the qualified pension benefits plan. We expect to contribute $40,000 to the qualified pension benefits plan for the full year 2007.

Commercial Paper Program

In March 2004, we established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit. On January 9, 2007 and April 18, 2007, we used $20,000 and $20,000, respectively, from the commercial paper program for general corporate purposes, which was repaid on January 16, 2007 and April 25, 2007, respectively. There were no amounts relating to the commercial paper program outstanding at June 30, 2007. We did not use the revolving credit facility during the six months ended June 30, 2007 and no amounts are outstanding.

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

The table below shows our recent net cash flows:

	For The Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities (1)	$521,021	$311,225
Investing activities	(551,840)	(311,442)
Financing activities	53,218	(191,851)

Net change in cash	$22,399	$(192,068)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $521,021 and $311,225 for the six months ended June 30, 2007 and 2006, respectively. The $209,796 increase in net cash provided by operating activities is mostly attributable to lower claims related to hurricane losses during the six month period in 2007 over the comparable period in 2006.

Net cash used in investing activities was $551,840 and $311,442 for the six months ended June 30, 2007 and 2006, respectively. The $240,398 increase in net cash used in investing activities is primarily attributable to the changes in collateral held under securities lending and short term investments.

Net cash provided by financing activities was $53,218 for the six months ended June 30, 2007 and net cash used in financing activities was $191,851 for the six months ended June 30, 2006. The $245,069 increase in cash provided by financing activities is primarily attributable to a significant cash inflow from the change in securities lending for the six month period in 2007 compared to a cash outflow for the same period in 2006, slightly offset by increases in cash used to purchase treasury stock.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Six Months Ended June 30,
Security	2007	2006
	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$30,550	$30,850
Common Stock dividends	26,731	23,269

Total	$57,281	$54,119

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $33,813 and $33,219 of letters of credit outstanding as of June 30, 2007 and December 31, 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2006 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2007.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s interim Chief Executive Officer and interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of June 30, 2007. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s interim Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

No material weaknesses were identified at June 30, 2007. During the quarter ending June 2007, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

(Dollar Amounts In Thousands Except Share Data)

Item 1.	Legal Proceedings.

As previously disclosed, as part of an ongoing, industry-wide investigation, we have received subpoenas and requests from the Securities and Exchange Commission in connection with its investigation into certain loss mitigation products. We are cooperating fully and are complying with the requests.

We have conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and have provided information as requested. Based on our investigation to date, we have concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

In July 2007, we learned that each of the following five individuals, Robert B. Pollock, President and Chief Executive Officer, Philip Bruce Camacho, Executive Vice President and Chief Financial Officer, Adam Lamnin, Executive Vice President and Chief Financial Officer of Assurant Solutions/Assurant Specialty Property, Michael Steinman, Senior Vice President and Chief Actuary of Assurant Solutions/Assurant Specialty Property and Dan Folse, Vice President-Risk Management of Assurant Solutions/Assurant Specialty Property, received Wells notices from the SEC in connection with its ongoing investigation. A Wells notice is an indication that the staff of the SEC is considering recommending that the SEC bring a civil enforcement action against the recipient for violating various provisions of the federal securities laws. Under SEC procedures, the recipients have the opportunity to respond to the SEC staff before a formal recommendation is finalized. The Board of Directors formed a Special Committee of non-management directors that continues the Board’s work of evaluating the situation. Since its formation, the Special Committee has reviewed the relevant documents, conducted interviews and worked with outside counsel in order to continue the investigation begun by the Audit Committee and to recommend appropriate actions to the Board with respect to the SEC investigation. On July 17, 2007, we announced that the Board of Directors had placed all five employees on administrative leave, pending further review of this matter. On July 18, the Board of Directors appointed J. Kerry Clayton as interim President and Chief Executive Officer and Michael J. Peninger as interim Chief Financial Officer of the Company. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated. Messrs. Pollock, Camacho, and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may impose fines and/or penalties on the Company and individuals involved; however, we have not accrued for fines and/or penalties since we cannot reasonably estimate the amount of such fines and/or penalties at this time.

Item 1A.	Risk Factors.

Our 2006 Annual Report on Form 10-K described our Risk Factors. As discussed in Note 10—Commitments and Contingencies on p. 19 and above in Item 1—Legal Proceedings, additional developments in the SEC investigation have occurred since we filed our last Form 10Q. The disclosures in the aforementioned sections are incorporated by reference into the Risk Factors.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that may yet be Purchased under the Programs (1)
January 1, 2007 – January 31, 2007	360,000	$56.12	360,000	9,955,951
February 1, 2007 – February 28, 2007	370,000	54.70	370,000	9,974,021
March 1, 2007 – March 31, 2007	691,833	53.50	691,833	9,250,329
April 1, 2007 – April 30, 2007	623,000	57.01	623,000	8,005,907
May 1, 2007 – May 31, 2007	647,700	59.78	647,700	7,096,088
June 1, 2007 – June 30, 2007	713,700	58.82	713,700	6,447,372

Total	3,406,233	$56.86	3,406,233	6,447,372

(1)	Shares purchased pursuant to the November 10, 2006 publicly announced repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of the Stockholders of the Company, the successors to the class of directors whose term expires at such meeting are elected to hold office for a term expiring at the Annual Meeting of Stockholders held in the third year following the year of election. At the Annual Meeting held on May 17, 2007, the four nominees listed under (a) below were elected as directors to hold office for terms ending in 2010 or until their respective successors shall have been elected or qualified. The following directors, constituting the members of the two classes of directors whose terms did not expire at such annual meeting, continued to serve as directors of the Company after such meeting: Robert J. Blendon, Beth L. Bronner, David B. Kelso, Charles John Koch, H. Carroll Mackin, Michele Coleman Mayes, John Michael Palms and Robert B. Pollock.

In addition, at such annual meeting, the Company’s stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

The number of votes cast for and against and abstentions as to each of these matters was as follows:

(a) Election of Directors:

Name of Director	Votes For	Votes Withheld
Michel Baise	112,097,986	1,261,441
Howard L. Carver	113,091,300	268,127
Juan N. Cento	112,994,186	365,241
Allen R. Freedman	112,254,034	1,105,393

(b) Ratification of Appointment of Independent Registered Public Accounting Firm:

Votes For	Votes Against	Abstentions
113,208,294	127,822	23,311

Item 6.	Exhibits.

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

ASSURANT, INC.

Date: August 9, 2007	By:	/s/ J. Kerry Clayton
	Name:	J. Kerry Clayton
	Title:	Interim President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Michael J. Peninger
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Interim Chief Financial Officer