Form 10-Q
period 2007-09-30
ASSURANT INC
filed 2007-11-09
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding at November 1, 2007 was 117,909,170.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At September 30, 2007 (unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $ 9,873,677 in 2007 and $8,934,017 in 2006)	$9,891,107	$9,118,049
Equity securities available for sale, at fair value (cost - $ 735,797 in 2007 and $735,566 in 2006)	707,204	741,639
Commercial mortgage loans on real estate, at amortized cost	1,407,742	1,266,158
Policy loans	57,747	58,733
Short-term investments	319,475	314,114
Collateral held under securities lending	654,860	365,958
Other investments	546,731	564,494

Total investments	13,584,866	12,429,145
Cash and cash equivalents	815,147	987,672
Premiums and accounts receivable, net	584,688	612,011
Reinsurance recoverables	3,920,626	3,914,972
Accrued investment income	159,258	137,803
Deferred acquisition costs	2,746,099	2,397,906
Property and equipment, at cost less accumulated depreciation	276,960	275,201
Goodwill	801,709	790,519
Value of business acquired	134,481	134,437
Other assets	239,329	186,939
Assets held in separate accounts	3,305,217	3,298,543

Total assets	$26,568,380	$25,165,148

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At September 30, 2007 (unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$7,164,149	$6,766,343
Unearned premiums	5,142,208	4,429,893
Claims and benefits payable	3,418,070	3,412,166
Commissions payable	261,143	304,640
Reinsurance balances payable	77,271	84,891
Funds held under reinsurance	50,939	49,980
Deferred gain on disposal of businesses	225,018	249,911
Obligations under securities lending	654,860	365,958
Accounts payable and other liabilities	1,288,572	1,282,903
Deferred income taxes, net	37,034	57,157
Income taxes payable	27,843	36,232
Debt	971,831	971,774
Mandatorily redeemable preferred stock	21,160	22,160
Liabilities related to separate accounts	3,305,217	3,298,543

Total liabilities	$22,645,315	$21,332,551

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 143,882,171 and 143,080,961 shares issued, 117,689,194 and 122,618,317 shares outstanding at September 30, 2007 and December 31, 2006, respectively	$1,437	$1,430
Additional paid-in capital	2,902,187	2,894,892
Retained earnings	2,162,450	1,676,171
Accumulated other comprehensive (loss)/income	(2,486)	88,064
Treasury stock, at cost; 25,997,943 and 20,308,610 shares at September 30, 2007 and December 31, 2006, respectively	(1,140,523)	(827,960)

Total stockholders’ equity	3,923,065	3,832,597

Total liabilities and stockholders’ equity	$26,568,380	$25,165,148

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,893,388	$1,717,640	$5,451,584	$5,075,615
Net investment income	194,049	180,672	601,247	553,672
Net realized (losses) on investments	(13,076)	(2,675)	(10,592)	(4,855)
Amortization of deferred gain on disposal of businesses	8,298	9,428	24,893	28,283
Fees and other income	65,533	79,014	203,050	210,236

Total revenues	2,148,192	1,984,079	6,270,182	5,862,951

Benefits, losses and expenses
Policyholder benefits	936,286	888,317	2,729,816	2,652,200
Amortization of deferred acquisition costs and value of business acquired	359,756	298,372	1,034,515	868,536
Underwriting, general and administrative expenses	552,717	551,042	1,645,833	1,590,718
Interest expense	15,288	15,307	45,881	45,937

Total benefits, losses and expenses	1,864,047	1,753,038	5,456,045	5,157,391

Income before provision for income taxes and cumulative effect of change in accounting principle	284,145	231,041	814,137	705,560
Provision for income taxes	96,954	79,738	281,209	242,196

Net income before cumulative effect of change in accounting principle	187,191	151,303	532,928	463,364
Cumulative effect of change in accounting principle	—	—	—	1,547

Net income	$187,191	$151,303	$532,928	$464,911

Earnings per common share:

Basic
Net income before cumulative effect of change in accounting principle	$1.58	$1.20	$4.43	$3.62
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.58	$1.20	$4.43	$3.63

Diluted
Net income before cumulative effect of change in accounting principle	$1.56	$1.18	$4.37	$3.57
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.56	$1.18	$4.37	$3.58

Dividends per share	$0.12	$0.10	$0.34	$0.28

Share Data:
Weighted average shares outstanding used in basic per share calculations	118,447,175	125,793,731	120,404,471	128,078,026
Plus: Dilutive securities	1,294,259	1,972,318	1,657,540	1,799,587

Weighted average shares used in diluted per share calculations	119,741,434	127,766,049	122,062,011	129,877,613

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2006 through September 30, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
	(in thousands except number of shares)
Balance, December 31, 2006	$1,430	$2,894,892	$1,676,171	$88,064	$(827,960)	$3,832,597	143,080,961
Stock plan exercises	7	(14,817)	—	—	—	(14,810)	801,210
Stock plan compensation expense	—	14,641	—	—	—	14,641	—
Tax benefit of exercise of stock options	—	7,471	—	—	—	7,471	—
Dividends	—	—	(40,877)	—	—	(40,877)	—
Acquisition of treasury shares	—	—	—	—	(312,563)	(312,563)	—
Cumulative effect of change in accounting principles (Note 2)	—	—	(5,772)	—	—	(5,772)	—
Comprehensive income:
Net income	—	—	532,928	—	—	532,928	—
Other comprehensive income:
Net change in unrealized (losses) on securities, net of taxes	—	—	—	(131,257)	—	(131,257)	—
Net change in foreign currency translation, net of taxes	—	—	—	33,626	—	33,626	—
Amortization of pension and postretirement						—
unrecognized net periodic benefit (cost), net of taxes	—	—	—	7,081	—	7,081

Total other comprehensive loss						(90,550)	—

Total comprehensive income:						442,378	—

Balance, September 30, 2007	$1,437	$2,902,187	$2,162,450	$(2,486)	$(1,140,523)	$3,923,065	143,882,171

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$836,839	$611,537

Investing activities
Sales of:
Fixed maturities available for sale	1,484,451	1,355,305
Equity securities available for sale	224,181	199,382
Property, equipment and other	1,251	1,391
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	483,301	455,955
Purchases of:
Fixed maturities available for sale	(2,392,169)	(2,366,848)
Equity securities available for sale	(211,433)	(227,730)
Property and equipment	(39,753)	(32,806)
Subsidiaries, net of cash (paid) received	(102,237)	47,514
Change in commercial mortgage loans on real estate	(138,293)	(48,260)
Change in short term investments	4,308	156,837
Change in other invested assets	17,854	(18,242)
Change in policy loans	1,280	2,532
Change in collateral held under securities lending	(288,902)	(51,945)

Net cash (used in) investing activities	(956,161)	(526,915)

Financing activities
Repayment of mandatorily redeemable preferred stock	(1,000)	(1,000)
Excess tax benefits from stock-based payment arrangements	7,471	877
Acquisition of treasury stock	(315,570)	(318,465)
Dividends paid	(40,877)	(35,837)
Change in obligation under securities lending	288,902	51,945
Commercial paper issued	39,958	59,941
Commercial paper repaid	(40,000)	(60,000)

Net cash (used in) financing activities	(61,116)	(302,539)

Effect of exchange rate changes on cash and cash equivalents	7,913	9,485

Change in cash and cash equivalents	(172,525)	(208,432)
Cash and cash equivalents at beginning of period	987,672	855,569

Cash and cash equivalents at end of period	$815,147	$647,137

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

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

In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

The Company recorded an after-tax cumulative effect of change in accounting principles of $(4,264) and $(1,508) on January 1, 2007. The charge of $(4,264) related to the adoption of AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modification or Exchange of Insurance Contracts, (“SOP 05-1”) and the charge of $(1,508) related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) (Note 4) are reflected in the statement of changes in stockholder’s equity as required. The Company also recorded an after-tax cumulative effect of change in accounting principle of $1,547 on January 1, 2006 related to the adoption of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share Based Payment (“FAS 123R”) which is reflected in the statement of operations.

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

3. Acquisitions

During the third quarter of 2007, the Company made several acquisitions for approximately $117,000 with available cash. The major transactions are:

On July 12, 2007, the Company acquired 100% of the outstanding stock of Swansure Group (“Swansure”), a privately held company in the United Kingdom. Swansure owns D&D Homecare Limited and Adminicle Limited. D&D Homecare designs and distributes general insurance products, including mortgage payment protection and buildings and contents insurance. Adminicle provides a range of insurance administration and outsourcing services, including premium processing and disbursement, policy fulfillment, claims and data processing, and performance reporting.

On July 1, 2007, the Company acquired 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”). Mayflower is a leading provider of pre-funded funeral (“Preneed”) insurance products and services.

4. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized Deferred Acquisition Cost (“DAC”), unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements that did not meet the new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of SOP 05-1. At adoption, the Company recognized a $4,264 decrease to deferred acquisition costs, and a corresponding decrease to retained earnings.

On January 1, 2007, the Company adopted FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (“FAS 133”) and 140 (“FAS 155”). FAS 155 resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the consolidated financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted FIN 48. As a result of the adoption, the Company recognized a $1,508 increase to the liability for unrecognized tax benefits, which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At adoption, total unrecognized tax benefits are $33,339. Of the total unrecognized tax benefits, $11,998, if recognized,

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

would impact the Company’s consolidated effective tax rate. The Company, or one of its subsidiaries, files income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. At the date of adoption, the Company had $3,541 accrued for tax related interest and penalties in deferred income taxes on its Consolidated Balance Sheets. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Recent Accounting Pronouncements Outstanding

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to adopt FAS 157 on January 1, 2008. The Company is currently evaluating the potential impact that FAS 157 will have on its consolidated financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt FAS 159 on January 1, 2008. The Company is currently evaluating the potential impact that FAS 159 will have on its consolidated financial position or results of operations.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). EITF 06-10 provides guidance regarding the employer’s recognition of the liability and the related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. This consensus concludes that for a collateral assignment split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-10 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and therefore the Company is required to adopt EITF 06-10 on January 1, 2008. The Company has recorded the liability for future benefits in accordance with APB Opinion No. 12 and thus the adoption of EITF 06-10 will not have an effect on the Company’s consolidated financial position or results of operations.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

5. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is amortized over the life of the notes and is included as part of interest expense on the statement of operations.

The interest expense incurred related to the senior notes was $15,047 for the three months ended September 30, 2007 and 2006, respectively, and $45,141 for the nine months ended September 30, 2007 and 2006, respectively. There was $7,523 of accrued interest at September 30, 2007 and 2006, respectively. The Company made interest payments of $30,094 on February 15, 2007 and August 15, 2007.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. On both January 9, 2007 and April 18, 2007, the Company used $20,000 from the commercial paper program for general corporate purposes, which was subsequently repaid on January 16, 2007 and April 25, 2007, respectively. There were no amounts relating to the commercial paper program outstanding at September 30, 2007 or December 31, 2006. The Company did not use the revolving credit facility during the nine months ended September 30, 2007 or the twelve months ended December 31, 2006 and no amounts are currently outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants, minimum ratios and thresholds.

6. Stock Based Compensation

Directors Compensation Plan

The Company’s Directors Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to non-employee Directors. The compensation expense recorded related to these shares was zero for the three months ended September 30, 2007 and 2006, and $625 and $565 for the nine months ended September 30, 2007 and 2006, respectively.

Long-Term Incentive Plan

The Assurant, Inc. 2004 Long-Term Incentive Plan provides for the granting of up to 10,000,000 shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (the “ALTIP”), Business Value Rights (“BVR”) Program and CEO or Compensation Committee Equity Grants. Restricted stock grants under the ALTIP vest pro ratably over a three year period and Stock Appreciation Rights (“SAR”) grants under the ALTIP vest as of December 31 of the second calendar year following the calendar year in which the right was granted. SARs grants under the BVR Program have a three year cliff vesting period. Restricted stock grants under the CEO Equity Grants Program have variable vesting schedules

Restricted Stock

A summary of the Company’s outstanding restricted stock as of September 30, 2007, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2006	154,033	$45.55
Grants	110,459	55.23
Vests	(56,049)	44.37
Forfeitures	(13,410)	48.34

Shares outstanding at September 30, 2007	195,033	$51.18

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

The compensation expense recorded related to restricted stock was $1,618 and $903 for the three months ended September 30, 2007 and 2006, respectively, and $3,698 and $2,423 for the nine months ended September 30, 2007 and 2006, respectively. The related total income tax benefit recognized was $566 and $316 for the three months ended September 30, 2007 and 2006, respectively, and $1,294 and $847 for the nine months ended September 30, 2007 and 2006, respectively. The weighted average grant date fair value for restricted stock granted during the nine months ended September 30, 2007 and 2006 was $55.23 and $49.36, respectively.

As of September 30, 2007, there was $5,219 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended September 30, 2007 and 2006 was $179 and $127, respectively, and $3,182 and $2,358 for the nine months ended September 30, 2007 and 2006, respectively.

SAR

A summary of the Company’s SARs as of September 30, 2007 is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SARs outstanding, December 31, 2006	6,212,180	$32.35
Grants	1,541,505	53.52
Exercises	(1,607,792)	24.71
Forfeitures and adjustments	(312,445)	46.51

SARs outstanding, September 30, 2007	5,833,448	$39.29	3.8	$82,934

SARs exercisable at September 30, 2007	2,141,179	$25.90	5.0	$59,155

There were zero SARs granted during the three months ended September 30, 2007 and 2006 and 1,541,505 and 1,400,377 SARs granted during the nine months ended September 30, 2007 and 2006, respectively. The compensation expense recorded related to SARs was $3,236 and $3,252 for the three months ended September 30, 2007 and 2006, respectively, and $9,241 and $9,930 for the nine months ended September 30, 2007 and 2006, respectively. The related income tax benefit recognized was $1,132 and $1,138 for the three months ended September 30, 2007 and 2006, respectively, and $3,196 and $3,444 for the nine months ended September 30, 2007 and 2006. The weighted average grant date fair value for SARs granted during the nine months ended September 30, 2007 was $11.37.

The total intrinsic value of SARs exercised during the nine months ended September 30, 2007 and 2006 was $53,389 and $10,144, respectively. As of September 30, 2007, there was approximately $19,605 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the nine months ended September 30, 2007 were based on the median historical stock price volatility of a peer group of insurance companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the nine months ended September 30, 2007 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the nine months ended September 30,
	2007	2006
Expected Volatility	19.99 - 20.57%	20.25 - 22.85%
Risk Free Interest Rates	4.41 - 4.43%	4.77 - 4.89%
Dividend Yield	0.75%	0.65%
Expected Life	3.0 - 4.0	3.00 - 3.88

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The compensation expense recorded related to the ESPP was $415 and $360 for the three months ended September 30, 2007 and 2006, respectively, and $1,076 and $934 for the nine months ended September 30, 2007 and 2006, respectively.

In January 2007, the Company issued 80,282 shares to employees at a price of $43.52 for the offering period of July 1 through December 31, 2006. In January 2006, the Company issued 73,992 shares to employees at a price of $32.59 for the offering period of July 1 through December 31, 2005.

In July 2007, the Company issued 76,085 shares to employees at a price of $50.26 for the offering period of January 1 through June 30, 2007. In July 2006, the Company issued 78,575 shares to employees at a price of $39.66 for the offering period of January 1 through June 30, 2006.

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

	For awards issued during the nine months ended September 30,
	2007	2006
Expected Volatility	17.15% - 22.43%	21.06 - 21.09%
Risk Free Interest Rates	5.03 - 5.24%	3.35 - 4.35%
Dividend Yield	0.71 - .82%	0.72 - 0.88%
Expected Life	0.5	0.5

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

7. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2007	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
January	360,000	$56.12	360,000
February	370,000	54.70	370,000
March	691,833	53.50	691,833
April	623,000	57.01	623,000
May	647,700	59.78	647,700
June	713,700	58.82	713,700
July	971,200	54.98	971,200
August	1,311,900	49.92	1,311,900
September	—	—	—

Total	5,689,333	$54.94	5,689,333

For the nine months ended September 30, 2007, the Company repurchased 5,689,333 shares of the Company’s outstanding common stock at a cost of $312,563 pursuant to the November 10, 2006 publicly announced repurchase program.

On September 4, 2007, the Company announced that it had suspended the November 10, 2006 stock buyback program, which has $260,992 remaining under the current authorization. In the future, the Company will evaluate the potential for reinstituting the buyback program.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

8. Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator
Net income before cumulative effect of change in accounting principle	$187,191	$151,303	$532,928	$463,364
Cumulative effect of change in accounting principle (Note 2)	—	—	—	1,547

Net income	$187,191	$151,303	$532,928	$464,911

Denominator
Weighted average shares outstanding used in basic per share calculations	118,447,175	125,793,731	120,404,471	128,078,026
Incremental common shares from assumed:
SARs	1,216,688	1,916,658	1,585,790	1,753,194
Restricted stock	77,571	54,367	71,750	45,100
ESPP	—	1,293	—	1,293

Weighted average shares used in diluted per share calculations	119,741,434	127,766,049	122,062,011	129,877,613

Earnings per common share:
Basic
Net income before cumulative effect of change in accounting principle	$1.58	$1.20	$4.43	$3.62
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.58	$1.20	$4.43	$3.63

Diluted
Net income before cumulative effect of change in accounting principle	$1.56	$1.18	$4.37	$3.57
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.56	$1.18	$4.37	$3.58

Average restricted shares totaling 26,662 and zero for the three months ended September 30, 2007 and 2006, respectively, and 65,579 and 57,878 for the nine months ended September 30, 2007 and 2006, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average SARs totaling 1,468,543 and zero for the three months ended September 30, 2007 and 2006, respectively, and 1,145,150 and 729,335 for the nine months ended September 30, 2007 and 2006, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

9. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006	2007	2006
Service cost	$5,252	$4,992	$514	$473	$726	$697
Interest cost	6,222	5,551	1,456	1,323	849	746
Expected return on plan assets	(8,312)	(7,191)	—	—	(321)	(288)
Amortization of prior service cost	758	758	250	160	341	337
Amortization of net loss	2,003	1,957	264	893	—	—

Net periodic benefit cost	$5,923	$6,067	$2,484	$2,849	$1,595	$1,492

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006	2007	2006
Service cost	$15,486	$14,853	$1,523	$1,388	$2,210	$2,095
Interest cost	18,437	16,285	4,260	3,939	2,615	2,342
Expected return on plan assets	(24,253)	(21,351)	—	—	(935)	(846)
Amortization of prior service cost	2,297	2,297	850	500	1,002	995
Amortization of net loss	5,471	6,028	1,274	2,722	—	—
Settlement Charge under FAS 88	—	—	115	609	—	—

Net periodic benefit cost	$17,438	$18,112	$8,022	$9,158	$4,892	$4,586

(1)	The Company’s nonqualified plans are unfunded.

During the first nine months of 2007, the Company contributed $30,000 to the qualified pension benefits plan. The Company expects to contribute $40,000 to the qualified pension benefits plan for the full year 2007.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

10. Segment Information

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$649,915	$445,211	$514,233	$284,029	$—	$1,893,388
Net investment income	105,631	25,862	15,753	38,046	8,757	194,049
Net realized (losses) on investments	—	—	—	—	(13,076)	(13,076)
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,298	8,298
Fees and other income	36,623	12,063	10,688	6,040	119	65,533

Total revenues	792,169	483,136	540,674	328,115	4,098	2,148,192

Benefits, losses and expenses
Policyholder benefits	284,755	129,354	326,479	195,698	—	936,286
Amortization of deferred acquisition costs and value of business acquired	277,005	70,341	4,420	7,990	—	359,756
Underwriting, general and administrative expenses	174,505	107,397	149,508	93,247	28,060	552,717
Interest expense	—	—	—	—	15,288	15,288

Total benefits, losses and expenses	736,265	307,092	480,407	296,935	43,348	1,864,047

Segment income (loss) before provision for income taxes	55,904	176,044	60,267	31,180	(39,250)	284,145
Provision for income taxes	18,527	61,362	20,902	10,788	(14,625)	96,954

Segment income (loss) after tax	$37,377	$114,682	$39,365	$20,392	$(24,625)

Net income						$187,191

	Three Months Ended September 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$591,237	$313,644	$521,527	$291,232	$—	$1,717,640
Net investment income	96,625	19,584	17,689	39,893	6,881	180,672
Net realized (losses) on investments	—	—	—	—	(2,675)	(2,675)
Amortization of deferred gain on disposal of businesses	—	—	—	—	9,428	9,428
Fees and other income	47,262	13,329	11,035	6,685	703	79,014

Total revenues	735,124	346,557	550,251	337,810	14,337	1,984,079

Benefits, losses and expenses
Policyholder benefits	250,886	115,379	325,325	196,727	—	888,317
Amortization of deferred acquisition costs and value of business acquired	228,656	57,670	5,683	6,363	—	298,372
Underwriting, general and administrative expenses	195,628	90,870	149,503	97,363	17,678	551,042
Interest expense	—	—	—	—	15,307	15,307

Total benefits, losses and expenses	675,170	263,919	480,511	300,453	32,985	1,753,038

Segment income (loss) before provision for income taxes	59,954	82,638	69,740	37,357	(18,648)	231,041
Provision for income taxes	18,247	29,193	24,893	12,957	(5,552)	79,738

Segment income (loss) after tax	$41,707	$53,445	$44,847	$24,400	$(13,096)

Net income						$151,303

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

	Nine Months Ended September 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,851,601	$1,205,866	$1,540,953	$853,164	$—	$5,451,584
Net investment income	318,432	71,398	51,313	129,341	30,763	601,247
Net realized (losses) on investments		—	—	—	(10,592)	(10,592)
Amortization of deferred gain on disposal of businesses	—	—	—	—	24,893	24,893
Fees and other income	115,631	37,313	30,821	18,696	589	203,050

Total revenues	2,285,664	1,314,577	1,623,087	1,001,201	45,653	6,270,182

Benefits, losses and expenses
Policyholder benefits	786,626	377,007	973,590	592,593	—	2,729,816
Amortization of deferred acquisition costs and value of business acquired	795,765	200,914	15,146	22,690	—	1,034,515
Underwriting, general and administrative expenses	538,530	306,915	459,280	277,635	63,473	1,645,833
Interest expense	—	—	—	—	45,881	45,881

Total benefits, losses and expenses	2,120,921	884,836	1,448,016	892,918	109,354	5,456,045

Segment income (loss) before provision for income taxes	164,743	429,741	175,071	108,283	(63,701)	814,137
Provision for income taxes	53,087	150,418	61,344	37,459	(21,099)	281,209

Segment income (loss) after tax	$111,656	$279,323	$113,727	$70,824	$(42,602)

Net income						$532,928

	As of September 30, 2007
Segment Assets:
Segments assets, excluding goodwill	$11,820,742	$2,880,858	$1,290,255	$2,871,504	$6,903,312	$25,766,671

Goodwill						801,709

Total Assets						$26,568,380

	Nine Months Ended September 30, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,753,807	$857,365	$1,564,519	$899,924	$—	$5,075,615
Net investment income	292,658	54,297	58,800	119,476	28,441	553,672
Net realized (losses) on investments	—	—	—	—	(4,855)	(4,855)
Amortization of deferred gain on disposal of businesses	—	—	—	—	28,283	28,283
Fees and other income	120,957	36,374	31,011	21,064	830	210,236

Total revenues	2,167,422	948,036	1,654,330	1,040,464	52,699	5,862,951

Benefits, losses and expenses
Policyholder benefits	746,474	296,312	972,048	637,361	5	2,652,200
Amortization of deferred acquisition costs and value of business acquired	659,034	171,707	19,156	18,639	—	868,536
Underwriting, general and administrative expenses	584,557	208,291	461,761	286,028	50,081	1,590,718
Interest expense	—	—	—	—	45,937	45,937

Total benefits, losses and expenses	1,990,065	676,310	1,452,965	942,028	96,023	5,157,391

Segment income (loss) before provision for income taxes	177,357	271,726	201,365	98,436	(43,324)	705,560
Provision for income taxes	58,755	94,561	70,406	34,261	(15,787)	242,196

Segment income (loss) after tax	$118,602	$177,165	$130,959	$64,175	$(27,537)	$463,364

Cumulative effect of change in accounting principle						1,547

Net income						$464,911

	At December 31, 2006
Segment Assets:
Segments assets, excluding goodwill	$10,637,152	$2,189,673	$1,278,108	$2,806,337	$7,463,359	$24,374,629

Goodwill						790,519

Total Assets						$25,165,148

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except per share and share amounts)

11. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $33,803 and $33,219 of letters of credit outstanding as of September 30, 2007 and December 31, 2006, respectively.

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

As part of an ongoing, industry-wide investigation, the Company has received subpoenas and requests from the Securities and Exchange Commission (“SEC”) in connection with its investigation into certain loss mitigation products. The Company is cooperating fully and is complying with the requests.

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

Nine Months Ended September 30, 2007 and 2006

(in thousands, except per share and share amounts)

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

During the third quarter, the Board of Directors formed a Special Committee of non-management directors that evaluated the situation. The Special Committee reviewed the relevant documents, conducted interviews and worked with outside counsel in order to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation.

In relation to the SEC investigation discussed above, the SEC may impose fines and/or penalties on the Company and individuals involved; however, the Company has not accrued for fines and/or penalties since it cannot reasonably estimate the amount of such fines and/or penalties at this time.

12. Subsequent Events

On October 1, 2007, the Company announced that its affiliate in the United Kingdom had acquired Centrepoint Insurance Services Limited (“Centrepoint”). Centrepoint is a leading distributor of buildings and contents and mortgage payment protection to financial intermediaries in the U.K., through its 4,200 mortgage-broker network.

On November 9, 2007, the Company announced that the Board of Directors declared a quarterly dividend of $0.12 per common share. The dividend will be payable on December 10, 2007 to the Company’s stockholders of record as of November 26, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of September 30, 2007, compared with December 31, 2006, and our results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the U.S Securities and Exchange Commission (“SEC”) and the September 30, 2007 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Company Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. On April 1, 2006, the Company separated the Assurant Solutions business segment into two business segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment. We have five reportable segments, of these five, four are business segments — Assurant Solutions; Assurant Specialty Property; Assurant Health; and Assurant Employee Benefits. These business segments have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit insurance including life, disability and unemployment; warranties and extended services contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance. Our remaining segment is Corporate & Other which includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

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

Critical Accounting Policies and Estimates

Our 2006 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Annual Report on Form 10-K were consistently applied to the consolidated interim financial statements for the nine months ended September 30, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 4.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,893,388	$1,717,640	$5,451,584	$5,075,615
Net investment income	194,049	180,672	601,247	553,672
Net realized (losses) on investments	(13,076)	(2,675)	(10,592)	(4,855)
Amortization of deferred gain on disposal of businesses	8,298	9,428	24,893	28,283
Fees and other income	65,533	79,014	203,050	210,236

Total revenues	2,148,192	1,984,079	6,270,182	5,862,951

Benefits, losses and expenses:
Policyholder benefits	(936,286)	(888,317)	(2,729,816)	(2,652,200)
Selling, underwriting and general expenses (1)	(912,473)	(849,414)	(2,680,348)	(2,459,254)
Interest expense	(15,288)	(15,307)	(45,881)	(45,937)

Total benefits, losses and expenses	(1,864,047)	(1,753,038)	(5,456,045)	(5,157,391)

Income before provision for income taxes and cumulative effect of change in accounting principle	284,145	231,041	814,137	705,560
Provision for income taxes	(96,954)	(79,738)	(281,209)	(242,196)

Net income before cumulative effect of change in accounting principle	187,191	151,303	532,928	463,364

Cumulative effect of change in accounting principle	—	—	—	1, 547

Net income	$187,191	$151,303	$532,928	$464,911

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Income

Net income increased $35,888, or 24%, to $187,191 for the three months ended September 30, 2007 from $151,303 for the three months ended September 30, 2006. The increase was primarily driven by an increase in Assurant Specialty Property’s creditor-placed homeowners business. The increase in net income is partially offset by less favorable loss experience in Assurant Solutions’ domestic extended service contract business and Assurant Employee Benefits’ group life business with a slight deterioration of claim experience in Assurant Health’s small employer group business.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Net income increased $68,017, or 15%, to $532,928 for the nine months ended September 30, 2007 from $464,911 for the nine months ended September 30, 2006. The increase was primarily driven by an increase in Assurant Specialty Property’s creditor-placed homeowners business. The increase in net income is partially offset by less favorable loss experience in Assurant Solutions’ domestic extended service contract business, continued investment to support Assurant Solutions’ strategic international expansion and slight deterioration of claim experience in Assurant Health’s small employer group business.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$649,915	$591,237	$1,851,601	$1,753,807
Net investment income	105,631	96,625	318,432	292,658
Fees and other income	36,623	47,262	115,631	120,957

Total revenues	792,169	735,124	2,285,664	2,167,422

Benefits, losses and expenses:
Policyholder benefits	(284,755)	(250,886)	(786,626)	(746,474)
Selling, underwriting and general expenses	(451,510)	(424,284)	(1,334,295)	(1,243,591)

Total benefits, losses and expenses	(736,265)	(675,170)	(2,120,921)	(1,990,065)

Segment income before provision for income taxes	55,904	59,954	164,743	177,357
Provision for income taxes	(18,527)	(18,247)	(53,087)	(58,755)

Segment net income	$37,377	$41,707	$111,656	$118,602

Net earned premiums and other considerations:
Domestic:
Credit	$75,638	$88,470	$232,668	$282,527
Service contracts	292,762	255,962	834,899	762,079
Other (1)	14,496	18,034	46,702	61,492

Total Domestic	382,896	362,466	1,114,269	1,106,098

International:
Credit	98,431	104,372	287,721	290,194
Service contracts	64,561	18,868	169,821	58,045
Other (1)	8,307	24,327	27,546	51,571

Total International	171,299	147,567	485,088	399,810

Preneed	95,720	81,204	252,244	247,899

Total	$649,915	$591,237	$1,851,601	$1,753,807

Fee and other income:
Domestic:
Debt protection	$7,415	$13,698	$23,634	40,530
Service contracts	16,679	23,556	50,746	50,555
Other (1)	6,320	4,884	18,018	13,702

Total Domestic	30,414	42,138	92,398	104,787

International	5,179	4,069	14,055	12,510

Preneed	1,030	1,055	9,178	3,660

Total	$36,623	$47,262	$115,631	$120,957

Gross written premiums (2):
Domestic:
Credit	$168,135	$184,120	$497,716	$535,536
Service contracts	434,465	398,170	1,337,012	1,131,768
Other (1)	22,353	25,851	65,232	81,664

Total Domestic	624,953	608,141	1,899,960	1,748,968

International:
Credit	219,945	175,417	612,713	495,649
Service contracts	118,754	91,407	285,284	228,993
Other (1)	11,176	11,353	35,531	34,607

Total International	349,875	278,177	933,528	759,249

Total	$974,828	$886,318	$2,833,488	$2,508,217

Preneed (face sales)	$107,341	$105,031	$295,759	$349,264

Combined ratio (3):
Domestic	100.9%	98.4%	100.9%	99.2%
International	102.3%	101.7%	104.7%	99.2%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Income

Segment net income decreased $4,330, or 10%, to $37,377 for the three months ended September 30, 2007 from $41,707 for the three months ended September 30, 2006. The decrease in net income was primarily due to $5,041 of after-tax fee income from a closed block of extended service contracts business, recognized in the third quarter of 2006. Net income declined primarily as a result of higher domestic and international combined ratios due to less favorable domestic service contract loss experience and continued investments made to support the business’ international strategic expansion. Also, fee and other income declined by $3,108 (after-tax) in the third quarter of 2007 due to the loss of a debt deferment client at the end of 2006.

These decreases were partially offset by an increase in investment income of $5,854 (after-tax), due to higher average invested assets. Average invested assets have increased due to continued strong growth in gross written premiums, particularly in the extended service contract and international businesses and from the acquisition of Mayflower Life Insurance Company (“Mayflower”) during July 2007.

Total Revenues

Total revenues increased $57,045, or 8%, to $792,169 for the three months ended September 30, 2007 from $735,124 for the three months ended September 30, 2006. This increase is mainly due to higher net earned premiums and other considerations of $58,678. This increase in premiums is primarily attributable to growth in our domestic and international extended service contract business. These net earned premium increases are partially offset by the continued decline of our domestic credit insurance business.

We experienced growth in the majority of our product lines, with the exception of the domestic credit insurance business and other runoff products. Gross written premiums in our domestic extended service contract business increased $36,295, primarily due to the addition of a new client. Gross written premiums in our international service contract business increased $27,347, mainly driven by increased premium from existing clients. Gross written premiums from our international credit business increased $44,528 mainly due to growth in Canada from existing clients, and growth in our expansion countries. We experienced a net increase of $2,310 in our Preneed business due to growth associated with the Mayflower acquisition. These improvements were partially offset by a decrease of $15,985 in gross written premiums in our domestic credit insurance business as a result of the continued runoff of this product line as well as the loss of a client.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $61,095, or 9%, to $736,265 for the three months ended September 30, 2007 from $675,170 for the three months ended September 30, 2006. This increase was due to an increase in policyholder benefits of $33,869 primarily due to growth in our international and domestic service contract businesses. Commissions, taxes, licenses and fees, of which amortization of Deferred Acquisition Cost (“DAC”) is a component, increased $25,427 primarily due to the associated increase in revenues and increase in commission rates due to a change in the mix of business. The commission rate increase is due to the higher commission rates on our growing service contract business compared to the lower commission rates on the decreasing domestic credit business. General expenses increased by $1,797 from the continued investment in international expansion as well as costs associated with growth of the domestic service contract business.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Segment net income decreased $6,946, or 6%, to $111,656 for the nine months ended September 30, 2007 from $118,602 for the nine months ended September 30, 2006. The decrease is primarily due to an increase in expenses related to investment made to support the business’ international strategic expansion and less favorable domestic service contract loss experience. These results include $6,560 (after-tax) in losses resulting from unfavorable experience in a credit life product in Brazil, which has since been repriced for some clients and discontinued for other clients. The decline is also partially the result of one-time fee income of $5,041 (after-tax) for a closed block of extended service contracts, recognized in the third quarter of 2006. These declines were partially offset by improved preneed results including a slightly accretive contribution from Mayflower in July 2007, an increase in investment income from real estate partnerships of $8,817 (after-tax), the receipt of $3,510 (after-tax) of contract settlement fees in the second quarter of 2007 related to the sale of marketing rights for the independent U.S. preneed business in November 2005, and $5,068 (after-tax) of income stemming from improvements in our reconciliation of clients’ commission payable accounts.

Total Revenues

Total revenues increased $118,242, or 5%, to $2,285,664 for the nine months ended September 30, 2007 from $2,167,422 for the nine months ended September 30, 2006. This increase is due to higher net earned premiums and other considerations of $97,794, primarily attributable to growth in our domestic and international extended service contract business. These increases are partially offset by the decrease in the net earned premium from the continued decline of our domestic credit insurance business and run-off business. The increase in revenues was also due to an increase in net investment income of $25,774, or 9%, primarily due to an increase in investment income from real estate partnerships of $13,000 and higher average invested assets.

We experienced growth in the majority of product lines, with the exception of our domestic credit insurance business and our preneed business. Gross written premiums from our international credit business increased $117,064 as a result of growth in Canada from existing clients, and to a lesser extent increases in most other countries. Gross written premiums in our domestic credit insurance business decreased $37,820 due to the continued decline of this product line and the loss of a client. Gross written premiums in our international service contract business increased by $56,291, mainly due to increased premium from existing clients. Gross written premiums in our domestic service contract business increased by $205,245 due to the addition of a new client and growth generated from existing clients. We experienced a decrease in our preneed business due to the late 2005 sale of the U.S. independent distribution channel offset by growth in the business from the Mayflower acquisition.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $130,856, or 7%, to $2,120,921 for the nine months ended September 30, 2007 from $1,990,065 for the nine months ended September 30, 2006. This increase was due to an increase in selling, underwriting and general expenses of $90,704. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased

$84,324 resulting from additional commissions proportional with the increase in revenues, losses resulting from unfavorable experience in a credit life product in Brazil, which has since been repriced for some clients and discontinued for other clients, and an increase in overall commission rates due to the change in the mix of business. The commission rate increase is due to our growing service contract business which has higher commission rates compared to the lower commission rates on the decreasing domestic credit business. General expenses increased by $6,380 due to continued investment in international expansion as well as costs associated with growth of the domestic service contract business. Policyholder benefits increased by $40,152 primarily driven by growth in our international and domestic service contract businesses.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$445,211	$313,644	$1,205,866	$857,365
Net investment income	25,862	19,584	71,398	54,297
Fees and other income	12,063	13,329	37,313	36,374

Total revenues	483,136	346,557	1,314,577	948,036

Benefits, losses and expenses:
Policyholder benefits	(129,354)	(115,379)	(377,007)	(296,312)
Selling, underwriting and general expenses	(177,738)	(148,540)	(507,829)	(379,998)

Total benefits, losses and expenses	(307,092)	(263,919)	(884,836)	(676,310)

Segment income before provision for income taxes	176,044	82,638	429,741	271,726
Provision for income taxes	(61,362)	(29,193)	(150,418)	(94,561)

Segment net income	$114,682	$53,445	$279,323	$177,165

Net earned premiums and other considerations by major product groupings:
Homeowners (Creditor Placed and Voluntary)	$317,607	$198,733	$845,159	$519,988
Manufactured Housing (Creditor Placed and Voluntary)	54,132	52,535	155,254	162,687
Other (1)	73,472	62,376	205,453	174,690

Total	$445,211	$313,644	$1,205,866	$857,365

Ratios:
Loss ratio (2)	29.1%	36.8%	31.3%	34.6%
Expense ratio (3)	38.9%	45.4%	40.8%	42.5%
Combined ratio (4)	67.2%	80.7%	71.2%	75.7%

(1)	This includes flood, renters, agricultural, specialty auto and other insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Income

Segment net income increased $61,237, or 115%, to $114,682 for the three months ended September 30, 2007 from $53,445 for the three months ended September 30, 2006. This increase in net income is primarily due to higher net earned premiums resulting from the growth of the creditor placed homeowners business. The increase was also due to favorable combined ratios primarily due to the absence of any material weather related events and increasing investment income.

Total Revenues

Total revenues increased $136,579, or 39%, to $483,136 for the three months ended September 30, 2007 from $346,557 for the three months ended September 30, 2006. The increase in revenues is mainly due to increased net earned premiums of $131,567, or 42%. This increase is attributable to the growth in the creditor placed homeowners business. The growth was primarily driven by an increased client loan tracking portfolio, increased percentage of policies placed per loans tracked and higher average insured value. Also, net investment income increased $6,278 or 32%, due to higher average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $43,173, or 16%, to $307,092 for the three months ended September 30, 2007 from $263,919 for the three months ended September 30, 2006. This increase was due to an increase in policyholder benefits of $13,975 and an increase in selling, underwriting and general expenses of $29,198. The increase in policyholder benefits is attributable to the corresponding growth in the creditor placed homeowners business. The combined ratio improved to 67.2% from 80.7% primarily due to favorable loss experience and an increase in revenues that was proportionally larger than the increase in expenses. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $20,852, primarily due to the associated increase in revenues. General expenses increased $8,346 due primarily to increases in employment related expenses consistent with business growth.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Segment net income increased $102,158, or 58%, to $279,323 for the nine months ended September 30, 2007 from $177,165 for the nine months ended September 30, 2006. This increase in net income is primarily due to higher net earned premiums resulting from the growth of the creditor placed homeowners business, including results from the Safeco Financial Insurance Service (“SFIS”) acquisition in May 2006. The increase was also due to favorable combined ratios primarily due to the absence of any material weather related events. Net income also improved due to an increase in investment income of $11,116 (after-tax). This increase was due to higher average invested assets resulting from the continued growth in the business.

Total Revenues

Total revenues increased $336,541, or 39%, to $1,314,577 for the nine months ended September 30, 2007 from $948,036 for the nine months ended September 30, 2006. The increase in revenues is mainly due to increased net earned premiums of $348,501, or 41%. The increase is attributable to the growth in the creditor placed homeowners business, both through acquisitions and organic growth. The growth was driven by an increased client loan tracking portfolio, increased percentage of policies placed per loans tracked and higher average insured value. The increase in net earned premiums was partially offset by increased catastrophe reinsurance premiums of $51,000. Also, net investment income increased $17,101 or 31%, due to higher average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $208,526, or 31%, to $884,836 for the nine months ended September 30, 2007 from $676,310 for the nine months ended September 30, 2006. This increase was due to a rise in policyholder benefits of $80,695 and an increase in selling, underwriting and general expenses of $127,831. The increase in policyholder benefits is attributable to the corresponding growth in the creditor placed homeowners business, as well as $10,500 of lower reimbursements from the National Flood Insurance Program which are recorded against policyholder benefits. The combined ratio improved to 71.2% from 75.7%, primarily due to favorable loss experience. Commissions, taxes, licenses and fees of which amortization of DAC is a component, increased $77,650, primarily due to the associated increase in revenues. General expenses increased $50,181 due primarily to increases in employment related expenses consistent with business growth and additional operating expenses associated with the SFIS acquisition.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:

Net earned premiums and other considerations	$514,233	$521,527	$1,540,953	$1,564,519
Net investment income	15,753	17,689	51,313	58,800
Fees and other income	10,688	11,035	30,821	31,011

Total revenues	540,674	550,251	1,623,087	1,654,330

Benefits, losses and expenses:

Policyholder benefits	(326,479)	(325,325)	(973,590)	(972,048)
Selling, underwriting and general expenses	(153,928)	(155,186)	(474,426)	(480,917)

Total benefits, losses and expenses	(480,407)	(480,511)	(1,448,016)	(1,452,965)

Segment income before provision for income taxes	60,267	69,740	175,071	201,365

Provision for income taxes	(20,902)	(24,893)	(61,344)	(70,406)

Segment net income	$39,365	$44,847	$113,727	$130,959

Net earned premiums and other considerations:

Individual markets:

Individual medical	$323,490	$305,246	$958,594	$902,851

Short term medical	26,336	26,839	72,396	77,329

Subtotal	349,826	332,085	1,030,990	980,180

Small employer group:	164,407	189,442	509,963	584,339

Total	$514,233	$521,527	$1,540,953	$1,564,519

Membership by product line:
Individual markets:

Individual medical			638	639
Short term medical			101	99

Subtotal			739	738
Small employer group:			171	216

Total			910	954

Ratios:
Loss ratio (1)	63.5%	62.4%	63.2%	62.1%
Expense ratio (2)	29.3%	29.1%	30.2%	30.1%
Combined ratio (3)	91.5%	90.2%	92.1%	91.1%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Income

Segment net income decreased $5,482, or 12%, to $39,365 for the three months ended September 30, 2007 from $44,847 for the three months ended September 30, 2006. The decrease in segment net income was primarily attributable to the continuing decline in small employer group net earned premiums and higher claim experience on small employer group business.

Total Revenues

Total revenues decreased $9,577, or 2%, to $540,674 for the three months ended September 30, 2007 from $550,251 for the three months ended September 30, 2006. Net earned premiums and other considerations from our individual markets business increased $17,741, or 5%, due to new member sales and premium rate increases. Although individual medical premiums for the quarter grew, individual medical sales for the quarter declined due to increased competitive pressures. Net earned premiums and other considerations from our small employer group business decreased $25,035, or 13%, due to a decline in members, partially offset by premium rate increases. The decline in the small employer group business is due to increased competition and our adherence to strict underwriting guidelines.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $104, to $480,407 for the three months ended September 30, 2007 from $480,511 for the three months ended September 30, 2006. Policyholder benefits increased $1,153, or less than 1%, and the benefit loss ratio increased 110 basis points, to 63.5% from 62.4%. The increase in policyholder benefits was primarily due to the growth in the individual medical business, and the deterioration of the benefit loss ratio was primarily a result of higher claim experience in the small employer group business. Selling, underwriting and general expenses decreased $1,257, or 1%, primarily due to lower externally contracted services.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Segment net income decreased $17,232, or 13%, to $113,727 for the nine months ended September 30, 2007 from $130,959 for the nine months ended September 30, 2006. The decrease in segment net income was primarily attributable to the continuing decline in small employer group net earned premiums and higher claim experience on small employer group business.

Total Revenues

Total revenues decreased $31,243, or 2%, to $1,623,087 for the nine months ended September 30, 2007 from $1,654,330 for the nine months ended September 30, 2006. Net earned premiums and other considerations from our individual markets business increased $50,811, or 5%, due to new member sales and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $74,377, or 13%, due to a decline in members, partially offset by premium rate increases. The decline in small employer group business is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $7,487 due to lower real estate investment income and lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $4,949, to $1,448,016 for the nine months ended September 30, 2007 from $1,452,965 for the nine months ended September 30, 2006. Policyholder benefits increased $1,542, or less than 1%. The benefit loss ratio increased 110 basis points, to 63.2% from 62.1%. The increase in the benefit loss ratio was due primarily to higher claims experience on small employer group business. Selling, underwriting and general expenses decreased $6,491, or 1%, primarily due to lower externally contracted services.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$284,029	$291,232	$853,164	$899,924
Net investment income	38,046	39,893	129,341	119,476
Fees and other income	6,040	6,685	18,696	21,064

Total revenues	328,115	337,810	1,001,201	1,040,464

Benefits, losses and expenses:
Policyholder benefits	(195,698)	(196,727)	(592,593)	(637,361)
Selling, underwriting and general expenses	(101,237)	(103,726)	(300,325)	(304,667)

Total benefits, losses and expenses	(296,935)	(300,453)	(892,918)	(942,028)

Segment income before provision for income taxes	31,180	37,357	108,283	98,436
Provision for income taxes	(10,788)	(12,957)	(37,459)	(34,261)

Segment net income	$20,392	$24,400	$70,824	$64,175

Ratios:
Loss ratio (1)	68.9%	67.5%	69.5%	70.8%
Expense ratio (2)	34.9%	34.8%	34.4%	33.1%
Net earned premiums and other considerations

By major product grouping:
Group dental	$103,770	$104,367	$307,872	$323,770
Group disability single premiums for closed blocks (3)	12,283	12,393	35,130	46,313
All Other group disability	114,904	119,679	348,632	361,112
Group life	53,072	54,793	161,530	168,729

Total	$284,029	$291,232	$853,164	$899,924

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Income

Segment net income decreased $4,008, or 16%, to $20,392 for the three months ended September 30, 2007 from $24,400 for the three months ended September 30, 2006. The decrease in net income was primarily driven by less favorable experience in the group life business. This decline was partially offset by continued favorable group disability experience.

Total Revenues

Total revenues decreased $9,695, or 3%, to $328,115 for the three months ended September 30, 2007 from $337,810 for the three months ended September 30, 2006. This decline is primarily due to reduced net earned premiums and other considerations, resulting from the continuing implementation of the business’ small case strategy and adherence to pricing discipline. Sales increased 13% for the three months ended September 30, 2007 compared to the prior year period.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $3,518, or 1%, to $296,935 for the three months ended September 30, 2007 from $300,453 for the three months ended September 30, 2006. Although the benefits, losses and expenses decreased, the loss ratio increased 140 basis points, to 68.9% from 67.5%, driven by less favorable group life experience relative to excellent experience in the prior year third quarter, partially offset by continued favorable group disability experience. The favorable group disability experience was driven by continued good incidence and favorable disability recovery rates. Selling, underwriting, and general expenses have decreased $2,488, or 2%, period over period due to expense reduction efforts by management.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Segment net income increased $6,649, or 10%, to $70,824 for the nine months ended September 30, 2007 from $64,175 for the nine months ended September 30, 2006. The increase in net income was primarily driven by $9,270 (after-tax) of additional investment income from real estate partnerships and continued favorable group disability experience.

Total Revenues

Total revenues decreased $39,263, or 4%, to $1,001,201 for the nine months ended September 30, 2007 from $1,040,464 for the nine months ended September 30, 2006. Excluding group disability single premium for closed blocks, net earned premiums and other considerations decreased $35,576 or 4%. The decrease is primarily a result of the continuing implementation of the business’ small case strategy and adherence to pricing discipline. Sales increased 39% for the nine months ended September 30, 2007 compared to the prior year period. The decrease in net earned premiums was partially offset by an increase in investment income of $9,865, or 8%, primarily driven by an increase in investment income from real estate partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $49,110, or 5%, to $892,918 for the nine months ended September 30, 2007 from $942,028 for the nine months ended September 30, 2006. Although the benefits, losses and expenses decreased, the loss ratio increased 130 basis points, to 69.5% from 70.8%, driven by less favorable group life experience relative to excellent experience in the prior year third quarter, partially offset by continued favorable group disability experience. The favorable group disability experience was driven by continued good incidence and favorable disability recovery rates. Selling, underwriting, and general expenses have decreased $4,342, or 1%, period over period due to expense reduction efforts by management. The expense ratio increased 130 basis points, to 34.4% from 33.1%, despite the decline in expenses due to the continued decrease in revenues.

Assurant Corporate & Other

Overview

The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (“FFG”) (a business we sold via reinsurance in April 2001) and Long Term Care (“LTC”) (a business we sold via reinsurance in March 2000).

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net investment income	$8,757	$6,881	$30,763	$28,441
Net realized (losses) on investments	(13,076)	(2,675)	(10,592)	(4,855)
Amortization of deferred gain on disposal of businesses	8,298	9,428	24,893	28,283
Fees and other income	119	703	589	830

Total revenues	4,098	14,337	45,653	52,699

Benefits, losses and expenses:
Policyholder benefits	—	—	—	(5)
Selling, underwriting and general expenses	(28,060)	(17,678)	(63,473)	(50,081)
Interest expense	(15,288)	(15,307)	(45,881)	(45,937)

Total benefits, losses and expenses	(43,348)	(32,985)	(109,354)	(96,023)

Segment loss before provision for income taxes	(39,250)	(18,648)	(63,701)	(43,324)
Provision for income taxes	(14,625)	(5,552)	(21,099)	(15,787)

Segment net loss	$(24,625)	$(13,096)	$(42,602)	$(27,537)

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Loss

Segment net loss increased $11,529, or 88%, to ($24,625) for the three months ended September 30, 2007 from ($13,096) for the three months ended September 30, 2006. This deterioration is mainly due to increased realized losses on investments and legal expenses related to the ongoing SEC investigation. This change was partially offset by increased net investment income resulting from higher short-term interest rates.

Total Revenues

Total revenues decreased $10,239, or 71%, to $4,098 for the three months ended September 30, 2007 from $14,337 for the three months ended September 30, 2006. The decline in revenues was mainly due to $10,401 of net realized losses on investments, primarily resulting from approximately $6,700 of fixed income investment writedowns for other than temporary declines in market values. Amortization of deferred gain on disposal of businesses declined by $1,130, in correlation with the runoff of the businesses sold.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $10,363, or 31%, to $43,348 for the three months ended September 30, 2007 from $32,985 for the three months ended September 30, 2006. This increase was mainly due to approximately $4,900 of expenses related to the ongoing SEC investigation. Also contributing to the increase is higher compensation expense and external contracted services fees.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Segment net loss increased $15,065, or 55%, to $(42,602) for the nine months ended September 30, 2007 from $(27,537) for the nine months ended September 30, 2006. This deterioration is mainly due to realized losses on investments primarily resulting from fixed income investment that experienced writedowns for other than temporary declines in market values, increased legal expenses related to an ongoing SEC investigation and expense recognized due to the change in certain tax liabilities. Also, in 2006, the Company recognized $1,547 of income from a cumulative effect of change in accounting principle related to the adoption of FAS 123R. This change was partially offset by increased net investment income resulting from higher short-term interest rates.

Total Revenues

Total revenues decreased $7,046, or 13%, to $45,653 for the nine months ended September 30, 2007 from $52,699 for the nine months ended September 30, 2006. The decline in revenues was mainly due to $5,737 of realized losses on investments, primarily resulting from the writedown of certain fixed income investments that experienced other than temporary declines in market values. Amortization of deferred gain on disposal of businesses declined $3,390, in correlation with the runoff of the businesses sold.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $13,331, or 14%, to $109,354 for the nine months ended September 30, 2007 from $96,023 for the nine months ended September 30, 2006. This increase was primarily due to approximately $4,900 of legal expenses related to the ongoing SEC investigation. Also contributing to the increase is higher compensation expense and external contracted services fees.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of September 30, 2007		As of December 31, 2006
Fixed maturities	$9,891,107	73%	$9,118,049	73%
Equity securities	707,204	5%	741,639	6%
Commercial mortgage loans on real estate	1,407,742	10%	1,266,158	10%
Policy loans	57,747	1%	58,733	1%
Short-term investments	319,475	2%	314,114	3%
Collateral held under securities lending	654,860	5%	365,958	3%
Other investments	546,731	4%	564,494	4%

Total investments	$13,584,866	100%	$12,429,145	100%

Of our fixed maturity securities shown above, 69% and 67% (based on total fair value) were invested in securities rated “A” or better as of September 30, 2007 and December 31, 2006, respectively.

The following table provides the cumulative net unrealized losses/gains (pre-tax) on fixed maturity securities and equity securities as of the dates indicated:

	As of September 30, 2007	As of December 31, 2006
Fixed maturities:
Amortized cost	$9,873,677	$8,934,017
Net unrealized gains	17,430	184,032

Fair value	$9,891,107	$9,118,049

Equities:
Cost	$735,797	$735,566
Net unrealized (losses) gains	(28,593)	6,073

Fair value	$707,204	$741,639

Net unrealized gains on fixed maturity securities decreased $166,602 from December 31, 2006 to September 30, 2007 to a net unrealized gain of $17,430. The decrease is primarily due to widening corporate bond spreads across many sectors during 2007, partially offset by a modest decrease in treasury yields. The 10 year A-rated corporate spread, which started the year at 80 basis points over treasury securities, increased to 134 basis points over treasury securities at September 30, 2007. The yield on 10-year treasury securities decreased 12 basis points between December 31, 2006 and September 30, 2007. Net unrealized gains on equity securities, which consist of Non-Sinking Fund preferred stock, decreased $34,666 from December 31, 2006 to September 30, 2007 to a net unrealized loss of $28,593. The decrease is primarily due to a decline in the Merrill Lynch Preferred Stock Hybrid Securities Index of 7.3%.

Net investment income increased $13,377, or 7%, to $194,049 for the three months ended September 30, 2007 from $180,672 for the three months ended September 30, 2006. The increase is primarily due to an increase in average invested assets. Net investment income increased $47,575, or 9%, to $601,247 for the nine months ended September 30, 2007 from $553,672 for the nine months ended September 30, 2006. The increase is primarily due to an increase in average invested assets and higher investment income from real estate partnerships.

The investment category of the Company’s gross unrealized losses on fixed maturities and equity securities at September 30, 2007 and the length of time the securities have been in an unrealized loss position were as follows :

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds	$3,879,376	$(113,627)	$1,500,169	$(47,692)	$5,379,545	$(161,319)

Equity securities
Non-redeemable preferred stocks	$435,489	$(24,087)	$124,992	$(9,371)	560,481	$(33,458)

Total	$4,314,865	$(137,714)	$1,625,161	$(57,063)	$5,940,026	$(194,777)

The total unrealized loss represents 3% of the aggregate fair value of the related securities. Approximately 71% of these unrealized losses have been in a continuous loss position for less than twelve months. The total unrealized losses are comprised of 1,666 individual securities with 83% of the individual securities having an unrealized loss of less than $200. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $65,929. There were no securities with an unrealized loss of greater than $200 having a market value below 71% of book value.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $6,699 and $0 of additional other than temporary impairments as of September 30, 2007 and 2006, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of September 30, 2007 in the table discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. We have the intent and ability to hold these assets until the date of recovery.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized loss position at September 30, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized Loss
	(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$57,083	0.58%	$(876)
Second lien mortgages (including sub-prime second lien mortgages)	28,678	0.29%	(1,285)

Total exposure to sub-prime collateral	$85,761	0.87%	$(2,161)

At September 30, 2007, approximately 8.0% of the asset-backed and mortgage-backed securities had exposure to the sub-prime mortgage collateral. This represents 0.9% of the total fixed maturity portfolio and 1.3% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 100% are investment grade rated. We have no sub-prime exposure to Alt-A mortgages or collateralized debt obligations. All asset-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary-impairment monitoring process.

The U.S. residential mortgage market is experiencing serious disruption due to credit quality deterioration in a significant portion of loans originated, primarily to non-prime and sub-prime borrowers. At September 30, 2007, only a small portion of our asset-backed or mortgage-backed securities were secured by sub-prime mortgage collateral.

While there are no significant investments in sub-prime backed securities as of September 30, 2007, if the market disruption continues and/or expands beyond the U.S. sub-prime residential mortgage market, these events could ultimately impact on our fixed maturity and mortgage loan portfolio and may have a material adverse effect on our operations, value of its investment portfolio, results of operations, financial position and cash flows.

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

Liquidity

Dividends paid by our subsidiaries to the holding company were $273,905 and $554,270 for the nine months ended September 30, 2007 and for the year ended December 31, 2006, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding common stock.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate investment income.

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

We paid dividends to shareholders of $0.12 per common share on September 11, 2007 to shareholders of record as of August 27, 2007, $0.12 per common share on June 12, 2007 to stockholders of record as of May 29, 2007 and $0.10 per common share on March 12, 2007 to stockholders of record as of February 26, 2007. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Retirement and Other Employee Benefits

Our qualified and non-qualified pension plans were $113,026 under-funded at December 31, 2006. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During the first nine months of 2007, we contributed $30,000 to the qualified pension benefits plan. We expect to contribute $40,000 to the qualified pension benefits plan for the full year 2007.

Commercial Paper Program

In March 2004, we established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. On both January 9, 2007 and April 18, 2007, we used $20,000 from the commercial paper program for general corporate purposes. These amounts were subsequently repaid on January 16, 2007 and April 25, 2007, respectively. We incurred a minimal amount of service charge relating to the use of the commercial paper program. There were no amounts relating to the commercial paper program outstanding at September 30, 2007 or December 31, 2006. We did not use the revolving credit facility during the nine months ended September 30, 2007 or the twelve months ended December 31, 2006 and no amounts are outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios or thresholds. We are in compliance with all covenants, minimum ratios and thresholds.

Senior Notes

On February 18, 2004, we issued two series of senior notes in an aggregate principal amount of $975,000. The first series is $500,000 in principal amount and bears interest at 5.625% per year. The principal is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount and bears interest at 6.750% per year. The principal is payable in a single installment due February 15, 2034. Our senior notes are rated bbb by A.M. Best, Baa1 by Moody’s and BBB+ by S&P.

Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity.

In management’s opinion, our subsidiaries’ cash flow from operations together with our income and realized gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs.

The table below shows our recent net cash flows:

	For The Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities (1)	$844,752	$621,022
Investing activities	(956,161)	(526,915)
Financing activities	(61,116)	(302,539)

Net change in cash	$(172,525)	$(208,432)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $844,752 and $621,022 for the nine months ended September 30, 2007 and 2006, respectively. The $223,730 increase in net cash provided by operating activities is primarily due to the increase in gross written premiums from our extended service contracts and creditor placed homeowners businesses and lower claim payments related to hurricane losses during the first nine months in 2007 over the comparable period in 2006.

Net cash used in investing activities was $956,161 and $526,915 for the nine months ended September 30, 2007 and 2006, respectively. The $429,248 increase in net cash used in investing activities is mainly due to the acquisitions of Swansure Group (“Swansure”) and Mayflower, as well as changes in collateral held under securities lending and short term investments.

Net cash used in financing activities was $61,116 and $302,539 for the nine months ended September 30, 2007 and 2006, respectively. The $241,423 decrease in cash used in financing activities is primarily due to changes in collateral held under securities lending.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Nine Months Ended September 30,
Security	2007	2006
	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$60,862	$60,922
Common stock dividends	40,877	35,837

Total	$101,739	$96,759

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements and other corporate initiatives. These letters of credit are supported by commitments with financial institutions. We had $33,803 and $33,219 of letters of credit outstanding as of September 30, 2007 and December 31, 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2006 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2007.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s interim Chief Executive Officer and interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of September 30, 2007. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s interim Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

No material weaknesses were identified at September 30, 2007. During the quarter ending September 30, 2007, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, as part of an ongoing, industry-wide investigation, we have received subpoenas and requests from the Securities and Exchange Commission (“SEC”) in connection with its investigation into certain loss mitigation products. We are cooperating fully and are complying with the requests.

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

In July 2007, we learned that each of the following five individuals, Robert B. Pollock, President and Chief Executive Officer, Philip Bruce Camacho, Executive Vice President and Chief Financial Officer, Adam Lamnin, Executive Vice President and Chief Financial Officer of Assurant Solutions/Assurant Specialty Property, Michael Steinman, Senior Vice President and Chief Actuary of Assurant Solutions/Assurant Specialty Property and Dan Folse, Vice President—Risk Management of Assurant Solutions/Assurant Specialty Property, received Wells notices from the SEC in connection with its ongoing investigation. A Wells notice is an indication that the staff of the SEC is considering recommending that the SEC bring a civil enforcement action against the recipient for violating various provisions of the federal securities laws. Under SEC procedures, the recipients have the opportunity to respond to the SEC staff before a formal recommendation is finalized.

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

During the third quarter, the Board of Directors formed a Special Committee of non-management directors that evaluated the situation. The Special Committee reviewed the relevant documents, conducted interviews and worked with outside counsel in order to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation.

In relation to the SEC investigation discussed above, the SEC may impose fines and/or penalties on the Company and individuals involved; however, we have not accrued for fines and/or penalties since it cannot reasonably estimate the amount of such fines and/or penalties at this time.

Item 1A.	Risk Factors.

Our 2006 Annual Report on Form 10-K described our Risk Factors. As discussed in Note 11- Commitments and Contingences on p. 19 and above in Item 1—Legal Proceedings, additional developments in the SEC investigation have occurred since we filed our last Form 10K. The disclosures in the aforementioned sections are incorporated by reference into the Risk Factors.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that may yet be Purchased under the Programs (1)
January 1, 2007 – January 31, 2007	360,000	$56.12	360,000	9,955,951
February 1, 2007 – February 28, 2007	370,000	54.70	370,000	9,974,021
March 1, 2007 – March 31, 2007	691,833	53.50	691,833	9,250,329
April 1, 2007 – April 30, 2007	623,000	57.01	623,000	8,005,907
May 1, 2007 – May 31, 2007	647,700	59.78	647,700	7,096,088
June 1, 2007 – June 30, 2007	713,700	58.82	713,700	6,447,372
July 1, 2007 – July 31, 2007	971,200	54.98	971,200	6,436,972
August 1, 2007 – August 31, 2007	1,311,900	49.92	1,311,900	5,063,870
September 1, 2007 – September 30, 2007	—	—	—	5,063,870

Total	5,689,333	$54.94	5,689,333	5,063,870

1.	Shares purchased pursuant to the November 10, 2006 publicly announced repurchase program. As discussed in Note 7-Stock Repurchase, on September 4, the Company announced that it suspended the November 10, 2006 stock buyback program.

Item 6.	Exhibits.

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

ASSURANT, INC.

Date: November 9, 2007	By:	/s/ J. Kerry Clayton
	Name:	J. Kerry Clayton
	Title:	Interim President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Michael J. Peninger
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Interim Chief Financial Officer