Form 10-K
period 2007-12-31
ASSURANT INC
filed 2008-03-03
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

☒  Large accelerated filer        ☐  Accelerated filer        ☐  Non-accelerated filer        ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,692 million at June 30, 2007 based on the closing sale price of $58.92 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 15, 2008 was 118,103,358.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2008 (2008 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

i

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflects our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

ii

PART I

Item 1. Business

Legal Organization

Assurant, Inc. (“Assurant” or “the Company”) is a Delaware corporation, formed in connection with the Initial Public Offering (“IPO”) of its common stock, which began trading on the New York Stock Exchange (“NYSE”) on February 5, 2004. Prior to the IPO, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was executed in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc.

Prior to the IPO, 100% of the outstanding common stock of Fortis, Inc. was owned indirectly by Fortis N.V., a public company with limited liability incorporated as naamloze vennootschap under Dutch law, and Fortis SA/ NV, a public company with limited liability incorporated as société anonyme/naamloze vennootschap under Belgian law.

On January 21, 2005, Fortis owned approximately 36% (50,199,130 shares) of the Company based on the number of shares outstanding on that day and sold 27,200,000 of those shares in a secondary offering to the public. The Company did not receive any of the proceeds from the sale of common stock by Fortis. Fortis concurrently sold exchangeable bonds, due January 26, 2008, that were mandatorily exchangeable for up to 22,999,116 of the shares of Assurant that continued to be held by Fortis.

On January 28, 2008, Fortis distributed 18,851,690 shares of Assurant common stock to the holders of the mandatorily exchangeable bonds. The shares of the Company’s common stock distributed to such holders were not registered at the time Fortis sold the exchangeable bonds but became freely transferable by such holders upon distribution. Following this transaction, Fortis owned 4,147,440, or 3.5% of Assurant’s shares outstanding.

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

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders, number of employees and beneficial owners.

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

Building and maintaining a portfolio of diverse, specialty insurance businesses—We currently are made up of four operating segments, Assurant Solutions, Assurant Specialty Property, Assurant Health and Assurant Employee Benefits, each focused on serving specific segments of the insurance market. We believe that the uncorrelated nature of the risks in our businesses allows us to maintain a greater level of financial stability since our businesses will likely not be affected in the same way by the same economic and operating trends.

Leveraging a set of core capabilities for competitive advantage—We pursue a differentiated strategy of building leading positions in specialized market segments for insurance products and related services in North America and selected international markets. These markets are generally complex, have a relatively limited number of competitors and, we believe, offer attractive long-term profitable growth opportunities. In these markets, we leverage the experience of our management team and apply our core capabilities for competitive advantage—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise which are evident within each of our businesses. We seek to generate insurance industry top-quartile returns by building on specialized market knowledge, well-established distribution relationships and economies of scale. As a result of our strategy, we are a leader in many of our chosen markets and products.

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

Identifying and adapting to evolving market needs—Assurant’s businesses adapt quickly to changing market conditions by tailoring product and service offerings to specific client and customer needs. This flexibility was developed, in part, as a result of our entrepreneurial culture and the encouragement of management autonomy at each operating segment. By understanding the dynamics of our core markets, we design innovative products and services and seek to sustain long-term profitable growth and market leading positions.

Centralizing certain key functions in the Corporate segment to achieve economies of scale—At the Corporate level, Assurant, Inc. provides strategic management and key resources for its operating segments, including asset management, employee benefits, finance, treasury, tax, accounting, legal, organizational and leadership development, mergers and acquisitions and communications. We also provide support services in such areas as information technology, financial and human resources systems management, enabling the operating segments to focus on their target markets and distribution relationships while enjoying the economies of scale realized by operating these businesses together and benefiting from being part of a larger, diversified specialty insurance company. Our overall strategy and financial objectives are set and continuously monitored at the corporate level to ensure that our capital resources are being properly allocated.

Competition

Assurant’s businesses focus on niche segments within broader insurance markets. While we face competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines and the business lines in which we operate are generally characterized by a limited number of competitors. Competition in our operating segments is based on a number of factors, including: quality of service, product features, price, scope of distribution, financial strength ratings and name recognition. The relative importance of these factors depends on the particular product and market. We compete for customers and distributors with insurance companies and other financial services companies in our various businesses.

The Assurant Solutions and Assurant Specialty Property segments face competition in their product lines, but we believe that no other company participates in all of the same lines or offers comparable comprehensive capabilities as do these two segments. Competitors include insurance companies, financial institutions and, in the case of preneed life insurance regional insurers. Assurant Health’s main competitors are other health insurance companies, Health Maintenance Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in states where we write business. Assurant Employee Benefits’ competitors include other benefit and life insurance companies, dental managed care entities and not-for-profit dental plans.

Segments

On April 1, 2006, the Company separated its Assurant Solutions segment into two segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment.

Assurant Solutions

	For the Years Ended
	December 31, 2007	December 31, 2006
Gross Written Premium for selected product groupings (1):
Domestic credit	$656,975	$714,791
International credit	$833,894	$680,097
Domestic extended service contracts (2)	$1,828,048	$1,600,588
International extended service contracts (2)	$422,669	$341,886
Preneed (face sales)	$395,790	$433,510
Net earned premiums and other considerations	$2,530,445	$2,371,605
Segment net income	$143,921	$198,893
Equity (3)	$1,595,083	$1,564,795

(1)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to third parties and to insurance subsidiaries of its clients.
(2)	Extended service contracts include warranty contracts for products such as personal computers, consumer electronics and appliances.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Solutions targets growth in three key product areas: domestic extended service contracts (“ESC”) and warranties; preneed life insurance sales; and international credit insurance and ESC. In addition, we offer debt protection debt deferment services through financial institutions.

ESC and Warranties: Through partnerships with leading retailers, we underwrite and provide administrative services for extended service contracts and warranties. These contracts provide consumers with coverage on appliances, consumer electronics, personal computers, cellular phones, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of damages due to mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to seamlessly provide a total solution to our clients that addresses all aspects of the warranty or extended service contract, including program design and marketing strategy. We provide technologically advanced administration, claims handling and customer service. We believe that we maintain a differentiated position in the marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

Preneed Life Insurance: Preneed life insurance allows individuals to prepay for a funeral in a single payment or in multiple payments over a fixed number of years. The insurance policy proceeds are used to address funeral costs at death. These products are generally structured as whole life insurance policies in the U.S. and as annuity products in Canada.

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

Debt Protection/Debt Deferment: The debt protection/debt deferment is a coverage offered by the lender with respect to credit card accounts, installment loans and lines of credit. It waives or defers all or a portion of the monthly payments, monthly interest, or the actual debt for the account holder for a covered event such as death, disability, unemployment and family leave. It is similar to credit life, disability and involuntary unemployment insurance except it is not necessary to have an insurance company underwrite the program and can include a variety of coverages.

This product is offered by our clients to their customers and is typically underwritten by the credit issuer or funds the loan. Due to regulatory changes and the resulting shift to debt deferment products by financial institutions, we have seen a reduction in domestic written premium generated in the credit insurance market. Consequently, the largest credit card issuing institutions and lenders have migrated from credit insurance towards debt protection programs. We have worked with our clients to offer alternative products such as debt deferment and protection services. Our debt protection programs generate fee income.

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term distribution relationships with market leaders. We partner with five of the top ten largest credit card companies to market our credit insurance and debt protection programs and five of the ten largest consumer electronics and appliance retailers (based on combined product sales) to market our warranties and extended service contracts.

Several of our distribution agreements are exclusive. Typically these agreements have terms of one to five years and allow us to integrate our administrative systems with those of our clients. This integration enables us to exchange information in an almost real-time environment.

In addition to our domestic market, we operate in Canada, the United Kingdom (“U.K.”), Denmark, Chile, Germany, Spain, Italy, Argentina, Brazil, Mexico and Puerto Rico. In these markets, we primarily sell extended service contracts and credit insurance products through agreements with financial institutions, retailers and cellular phone companies. Although there has been shrinkage in the domestic credit insurance market, the international markets are experiencing growth in the credit insurance business. Expertise gained in the domestic credit insurance market has enabled us to extend our administrative infrastructure internationally. Systems, training, computer hardware and the overall market development approach are customized to fit the particular needs of each targeted international market.

Our preneed life insurance policies are marketed in the U.S. and Canada. In November 9, 2005 we sold our U.S. independent distribution business to Forethought Life Insurance Company (“Forethought”) to allow us to focus on our exclusive distribution partnership with Service Corporation International (“SCI”) and continue to develop our other growth area; independent business in Canada. We are the sole provider through September 30, 2013 of preneed life insurance for SCI, the largest funeral provider in the U.S. based on total revenue. In Canada, we market our preneed programs through independent and corporate funeral homes and selected third-party general agencies. On July 1, 2007, we acquired 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”) from SCI. We subsequently merged Mayflower, a leading provider of preneed insurance products and services, into one of our existing preneed life insurers, American Memorial Life Insurance Company.

On July 12, 2007 we acquired 100% of the outstanding stock of Swansure Group (“Swansure”), a privately held company in the U.K. Swansure owns D&D Homecare Limited and Adminicle Limited. D&D Homecare Limited designs and distributes general insurance products, including mortgage payment protection and buildings and contents insurance. Adminicle Limited provides a range of insurance administration and outsourcing services.

In addition, on October 1, 2007 we acquired 100% of the outstanding stock of Centrepoint Insurance Services Limited (“Centrepoint”), a privately held company in the U.K. Centrepoint is a leading insurance broker of building and contents and mortgage payment protection insurance.

These acquisitions place Assurant Solutions as a leader in the U.K. intermediary market.

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

Assurant Specialty Property

	For the Years Ended
	December 31, 2007	December 31, 2006
Net Earned Premiums and Other Considerations by Major Product Grouping:
Homeowners (creditor placed and voluntary)	$1,188,090	$753,169
Manufactured housing (creditor placed and voluntary)	209,104	214,461
Other (1)	285,072	240,681

Total	$1,682,266	$1,208,311

Segment net income	$379,240	$241,121
Loss ratio (2)	32.6%	33.8%
Expense ratio (3)	40.5%	44.0%
Combined ratio (4)	72.2%	76.5%
Equity (5)	$1,158,074	$752,913

(1)	This primarily includes flood, agricultural, specialty auto, and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(5)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Specialty Property is pursuing long-term profitable growth in creditor-placed homeowners insurance and seeks to extend this model into other emerging markets, such as creditor-placed automobile and renters insurance and also writes other specialty products.

Creditor-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance consisting principally of fire and dwelling hazard insurance offered primarily through our creditor-placed programs. The creditor-placed program provides collateral protection to our mortgage lender clients in the event that a homeowner does not purchase or renew its homeowners insurance on a mortgaged dwelling.

We use a proprietary insurance tracking administration system to continuously monitor a client’s mortgage portfolio to verify the existence of insurance on each mortgaged property. In the event that a mortgagee is not maintaining adequate insurance coverage, they will be notified and, if the situation continues, we will issue an insurance policy on the property on behalf of the creditor. This process works through the integration of our proprietary loan tracking systems with the back offices and systems of our clients.

The creditor-placed programs are administered separately for homeowner mortgages and manufactured housing loans. Our hazard products can also be purchased on a voluntary basis. In addition, we provide fee-based administration services for some of the largest mortgage lenders and servicers, manufactured housing lenders, dealers and vertically integrated builders and equipment leasing institutions in the U.S. Manufactured housing retailers use our proprietary premium rating technology which allows them to sell property coverages at the point of sale.

We believe this proven business model will allow us to continue our growth due to seamless integration with our clients and the inherent efficiencies of this integration. Additionally, we are optimistic about the opportunities before us to expand this business model with the addition of new clients, new products for existing clients, adjacent products and services and the potential acquisition of new businesses. We calculated our market share of first mortgage loans tracked to be in excess of 65%.

Creditor-placed auto and renters insurance: We have developed products using our creditor-placed business model to meet similar needs in adjacent and emerging markets, such as the creditor-placed automobile and mandatory insurance rental markets. Both of these markets have been expanding in recent years. The creditor-placed automobile market has benefited from improvements made in technology and product offerings thus making this a more attractive market. The mandatory insurance rental market continues to expand as more property management companies mandate tenant liability coverage.

As a result of our efficiency in handling certain back-office functions, the vast majority of our mortgage lender and servicing clients outsource their insurance processing to us. We also act as an administrator for the Federal Government under the voluntary National Flood Insurance Program for which we earn an expense reimbursement for collecting premiums and processing claims. This is a public flood insurance program and is restricted as to rates, underwriting, coverages and claims management procedures. We do not assume any underwriting risk with respect to this program; however, we underwrite a smaller separate creditor-placed flood insurance program.

Marketing and Distribution

Our marketing strategy is to establish relationships with institutions that are leaders in their chosen markets. Our creditor-placed homeowners program is marketed through financial institutions and other mortgage lenders. Our clients in this program consist of a majority of the top 25 mortgage servicers.

We offer our manufactured housing insurance programs primarily through three channels: manufactured housing lenders, manufactured housing retailers and independent specialty agents. The independent specialty agents distribute our products to individuals subsequent to new home purchases.

Underwriting and Risk Management

We maintain a disciplined approach to the management of our product lines. Our creditor-placed homeowners insurance program is unique in that it is not underwritten on an individual property basis. Contracts with our clients require us to automatically issue these policies, after notice, when a homeowners policy lapses or is terminated. These products are priced after factoring in this inherent underwriting risk.

As part of our overall risk management focus, we continually monitor pricing adequacy on a product by region, state, risk and producer. We proactively seek to make timely commission, premium and coverage modifications, subject to regulatory considerations, where we determine them to be appropriate. In addition, we maintain a diligent risk management practice that concentrates on catastrophic exposure management, the adequacy and pricing of reinsurance coverage and continuous analytical review of risk retention and subsequent profitability in the property lines. For the lines where there is exposure to catastrophes (e.g. homeowners policies), we monitor and manage our aggregate risk exposure by geographic area and, when appropriate, enter into reinsurance contracts to manage our exposure to catastrophic events. Additionally, in the event of a catastrophic loss, we have the mechanism in place to reinstate, as needed, reinsurance coverages for protection from potential subsequent catastrophic events within the policy year.

Assurant Health

	For the Years Ended
	December 31, 2007	December 31, 2006
Net Earned Premiums and Other Considerations:
Individual markets:
Individual medical	$1,283,321	$1,213,677
Short-term medical	96,837	101,454

Subtotal	1,380,158	1,315,131
Small employer group	670,122	768,826

Total	$2,050,280	$2,083,957

Segment net income	$151,743	$167,919
Loss ratio (1)	63.2%	62.4%
Expense ratio (2)	30.0%	30.2%
Combined ratio (3)	92.0%	91.4%
Equity (4)	$410,897	$416,765

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	Equity excludes accumulated other comprehensive income.

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

Substantially all of the individual health insurance products we sell are Preferred Provider Organization (“PPO”) plans, which offer members the ability to select from a wide range of health care providers. Coverage is typically available with a variety of co-payment, deductible and coinsurance options, with the total benefit for covered services limited by certain policy maximums. Members can also add a Health Savings Account (“HSA”) option with their high deductible health plan. We offer extensive HSA training to our independent agents and offer internet-based HSA tools making it easier for our customers to integrate their HSA into the plan of their choice and better manage their health care spending. These products are individually underwritten, taking into account the member’s medical history and other factors. The remaining products we sell are indemnity, or fee-for-service plans. Indemnity plans offer a member the ability to select any health care provider for covered services.

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

Small Group Medical: Our group medical insurance sold to small employers focuses primarily on companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2007, our average group size was approximately five employees. In the case of our small employer group health insurance, we underwrite the entire group and examine the medical risk factors of the individual groups for pricing purposes only. Substantially all of the small employer health insurance products that we sold in 2007 and 2006 were PPO products. We also offer HSA and Health Reimbursement Account (“HRA”) options and a variety of ancillary products to meet the demands of small employers for life insurance, short-term disability insurance and dental insurance.

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

In 2006, we launched Advantage Agent, an array of new products, tools and capabilities designed to make it easy for agents to do business with Assurant Health. These capabilities resulted in an easier policy application process and shortened approval periods, while maintaining the integrity of our disciplined risk management requirements. In 2007, we enhanced this platform so that we are able to issue coverage to up to 20% of individual applicants immediately while they are still in the agent’s office, complete with medical identification card. Our state of the art application and underwriting technology allows us to fully underwrite healthy applicants instantly, and to date we have serviced approximately 20% of our individual applicants with this instant issuance capability.

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

We also utilize a broad range of focused traditional cost containment and care management processes across our various product lines to manage risk and to lower costs. These include case management, disease management and pharmacy benefits management programs. We retain provider networks through a variety of relationships. These relationships generally include leased networks, such as Private Health Care Systems, Inc. (“PHCS”), which contract directly with individual health care providers. Assurant Health was a co-founder of PHCS. Although we sold our equity interest in PHCS during 2006, we continue to have access to the PHCS network. Pharmacy benefits management is provided by Medco Health Solutions (“Medco”). Medco has established itself as a leader in its industry with almost 60,000 participating retail pharmacies nationwide and its extensive mail-order service. Through Medco’s advanced technology platforms, Assurant Health is able to access information about customer utilization patterns on a timelier basis to improve its risk management capabilities. In addition to the technology-based advantages, Medco allows us to purchase our pharmacy benefits at competitive prices. Our agreement with Medco expires June 30, 2010, but will be automatically extended for additional one-year terms unless prior notice of a party’s intent to terminate is given to the other party. We also utilize co-payments and deductibles to reduce prescription drug costs.

Assurant Employee Benefits

	For the Years Ended
	December 31, 2007	December 31, 2006
Net Earned Premiums and Other Considerations:
Group dental	$412,810	$428,218
Group disability single premiums for closed blocks (1)	49,456	46,313
All other group disability	467,490	480,924
Group life	214,983	224,447

Total	$1,144,739	$1,179,902

Segment net income	$87,021	$83,603
Loss ratio (2)	69.1%	70.1%
Expense ratio (3)	35.2%	34.0%
Equity (4)	$605,358	$615,612

(1)	This represents single premium on closed blocks of group disability business.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	Equity excludes accumulated other comprehensive income.

Products and Services

We focus our group business around the needs of the small employer, which we define as businesses with fewer than 500 employees. We believe that our core capabilities around small group risk selection, administrative systems that can efficiently handle thousands of cases, and our strong relationships with brokers who work primarily with small businesses give us a competitive advantage over other companies.

We offer a full range of group disability, dental, life and voluntary products as well as individual dental products. The group products are offered with funding options ranging from fully employer paid to fully employee paid (voluntary).

Group Disability: Group disability insurance provides partial replacement of lost earnings for insured employees who become disabled as defined by their plan provisions. Our group disability products include both short-and long-term disability coverage options. We also reinsure disability policies written by other carriers managed through our subsidiary, Disability Reinsurance Management Services, Inc. (“DRMS”).

Group long-term disability insurance provides income protection for extended work absences due to sickness or injury. Most policies commence benefits following 90- or 180-day waiting periods, with benefits limited to specified maximums as a percentage of income. Group short-term disability insures temporary loss of income due to sickness or injury, and often provides benefits immediately for disabilities caused by accidents or after one week for disabilities caused by sickness. The insured receives a weekly benefit while disabled for a period of up to 26 weeks depending on the plan.

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

In 2006, we entered a joint network leasing agreement with Aetna which strengthened our Dental PPO network position beginning in 2007. Aetna added to its PPO offerings the dentists contracted with Dental Health Alliance, L.L.C.®, the dental PPO operated by Assurant Employee Benefits. Assurant Employee Benefits began marketing a network comprised of the Dental Health Alliance® and the Aetna Dental Access® networks in 2007. This agreement opened up over 30 dental PPO markets and, we believe, enhances the attractiveness of our dental offerings to the small employers.

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

Marketing and Distribution

Our insurance products and services are distributed through a group sales force strategically positioned in 35 U.S. offices located near major metropolitan areas. These company employees distribute our products and services through independent employee benefits advisors, including brokers and other intermediaries, and are compensated through a salary and incentive package. Daily account management is provided through the local sales office, further supported by one of four regional sales service centers and a home office customer relations department. Compensation to brokers is generally provided monthly, and in some cases includes an annual performance incentive, based on volume and retention of business.

Marketing efforts concentrate on the identification of our target customers’ benefit needs, the development and communication of products and services tailored to meet those needs, alignment of our Company with select high-potential brokers and other intermediaries who value our approach to the market, and the promotion of the Assurant Employee Benefits brand.

DRMS, our wholly owned subsidiary, assists customers by providing reinsurance for carriers that want to supplement their core product offerings with a turnkey group disability insurance solution. Services are provided for a fee and may include product development, state insurance regulatory filings, underwriting, claims management or any of the other functions typically performed by an insurer’s back office. The risks written by DRMS’ various clients are reinsured into a pool, with the clients generally retaining shares ranging from 20% to 60% of the risk. Because DRMS’ clients operate in niches not often reached through our traditional distribution, our participation in the pools enables us to reach new customers.

Underwriting and Risk Management

The pricing of our products is based on the expected cost of benefits, calculated using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features. Group underwriting takes into account demographic factors such as age, gender and occupation of members of the group as well as the geographic location and concentration of the group. Some policies limit the payment of benefits for certain defined or pre-existing conditions, or in other ways seek to limit the risk from adverse selection. Our block of business is highly diversified by industry and geographic location, which serves to limit some of the risks associated with changing economic conditions.

Disability claims management focuses on facilitating a positive return-to-work program through a supportive network of services that may include physical therapy, vocational rehabilitation, and workplace accommodation.

In addition to claims specialists, we also employ or contract with a staff of doctors, nurses and vocational rehabilitation specialists, and use a broad range of additional outside medical and vocational experts for independent evaluations and local vocational services.

Our dental business uses a highly automated claims system focused on rapid handling of claims.

Ratings

Rating organizations continually review the financial strength of insurers, including our insurance subsidiaries. Insurance companies are assigned financial strength ratings by independent rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies and are an important factor in establishing the competitive position of insurance companies. Most of our active domestic operating insurance subsidiaries are rated by A.M. Best. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “S” (Suspended). Six of our domestic operating insurance subsidiaries are also rated by Moody’s Investor Services (“Moody’s”). In addition, seven of our domestic operating insurance subsidiaries are rated by Standard & Poors Inc, a division of McGraw-Hill Companies, Inc (“S&P”).

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

As a result of their concerns related to the ongoing Securities and Exchange Commission (“SEC”) investigation (see Item 3. Legal Proceedings for more information), both A.M. Best and S&P have placed a negative outlook on our ratings. Currently Moody’s has our ratings under review for possible downgrade. If there is a negative event, outcome or action as a result of the SEC investigation, our ratings may be downgraded. We do not expect this negative outlook by A.M. Best and S&P and the review for possible downgrade from Moody’s to significantly affect our borrowing capacity; however, a significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital.

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

Employees

We had approximately 14,000 employees as of February 15, 2008. Assurant Solutions has employees in Argentina, Brazil, Italy and Mexico that are represented by labor unions and trade organizations.

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

Our relationships and contractual arrangements with significant clients, distributors and other parties with whom we do business are important to the success of our segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive relationships with mortgage lenders and manufactured housing. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well-known association through which we provide many of our individual health insurance products. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

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

Our relationships with these various distributors are significant both for our revenues and profits. We generally do not distribute our insurance products and services through captive or affiliated agents. In Assurant Health, we depend in large part on the services of independent agents and brokers and on associations in the marketing of our products. In Assurant Employee Benefits, independent agents and brokers who act as advisors to our customers market and distribute our products. Strong competition exists among insurers to form relationships with agents and brokers of demonstrated ability. We compete with other insurers for relationships with agents, brokers, and other intermediaries primarily on the basis of our financial position, support services, product features, and more generally through our ability to meet the needs of their clients, our customers. Independent agents and brokers are typically not exclusively dedicated to us, but instead usually also market the products of our competitors and therefore we face continued competition from our competitors’ products. Moreover, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment in which we and such agents and brokers operate. For example, in the past, both the marketing of health insurance through association groups and broker compensation arrangements have come under increased scrutiny. An interruption in, or changes to, our relationships with various third-party distributors or our inability to respond to regulatory changes that threaten to disrupt our distribution processes could impair our ability to compete and market our insurance products and services that could cause a material adverse effect on our results of operations and financial condition.

We have our own sales representatives whose distribution process varies by segment. We depend in large part on our sales representatives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives could materially adversely affect our results of operations and financial condition.

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

Fluctuations in interest rates, mortgage rates, monetary policy, demographics, and legislative and competitive factors also influence our performance. Our expansion into foreign countries may result in similar risks, including currency fluctuations, unstable political climates, and governmental and competitive factors. During periods of economic downturn:

•

individuals and businesses (i) may choose not to purchase our insurance products and other related products and services, (ii) may terminate existing policies or contracts or permit them to lapse, (iii) may choose to reduce the amount of coverage purchased or, (iv) in the case of business customers of Assurant Health or Assurant Employee Benefits, may have fewer employees requiring insurance coverage due to reductions in their staffing levels;

•	disability insurance claims and claims on other specialized insurance products tend to rise;

•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment and disability levels;

•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits; and

•	substantial decreases in loan availability and origination could have a long-term effect on premium writings.

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

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Reserves, whether calculated, in the U.S., under accounting principles generally accepted in the United States (“GAAP”), Statutory Accounting Principles (“SAP”) or accounting principles required in foreign jurisdictions, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. In addition, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

We may be unable to accurately predict benefits, claims and other costs or to manage such costs through our loss mitigation methods, which could have a material adverse effect on our results of operations and financial condition.

Our profitability could vary depending on our ability to predict benefits, claims and other costs, including medical and dental costs, and predictions regarding the frequency and magnitude of claims on our disability and property coverages. It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts. Utilization review is a process designed to control and limit medical expenses, which includes, among other things, requiring certification for admission to a health care facility and cost-effective ways of handling patients with catastrophic illnesses. Claims management entails the use of a variety of means to mitigate the extent of losses incurred by insureds and the corresponding benefit cost, which includes efforts to improve the quality of medical care provided to insureds and to assist them with vocational services. Our ability to predict and manage costs and claims, as well as our business, results of operations and financial condition may be adversely affected by changes in health and dental care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment, economic factors, the occurrence of catastrophes and increased construction and repair related costs.

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

Investment returns are an important part of our overall profitability and significant fluctuations in the fixed maturity market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Our net investment income and net realized (losses)/gains on investments collectively accounted for approximately 9% of our total revenues during the year ending December 31, 2007 and 11% of our total revenues during the year ending December 31, 2006. See “Item 7—Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Investments” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information on our investment portfolio and related risks.

The U.S. secondary mortgage market has experienced unprecedented disruptions resulting from credit quality deterioration in a significant portion of loans originated, primarily to non-prime and sub-prime borrowers. This has led to reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. Recently, the industry problem with subprime mortgages has created a volatile secondary market for other high-risk products, especially alternative documentation loans (typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned). These conditions may continue or worsen in the future. Although at December 31, 2007, only a small portion of our mortgage-backed securities were secured by sub-prime mortgage collateral, if the market disruption continues and/or expands beyond the U.S. sub-prime residential mortgage markets, these events could ultimately impact our fixed maturity and commercial mortgage loan portfolio and may have a material adverse effect on the value of our investment portfolio, our results of operations, financial position and cash flows.

The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can negatively affect the performance of some of our investments. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 77% of the fair value of our total investments as of December 31, 2007 and 76% of the fair value of our total investments as of December 31, 2006. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information on the effect of fluctuations in interest rates.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our balance sheet. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments. As of December 31, 2007, mortgage-backed securities represented $1,020,614, or 7%, of the fair value of our total investments.

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

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds and preferred stocks. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2007, fixed maturity securities represented 73% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments comprise approximately 6% of the fair value of our total investments as of December 31, 2007 and generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 5% of the fair value of our total investments as of December 31, 2007). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of principal than our fixed maturity investments.

In addition, while we currently do not utilize derivative instruments to hedge or manage our interest rate or equity risk, we may do so in the future. Derivative instruments generally present greater risk than fixed maturity investments or equity investments because of their greater sensitivity to market fluctuations. Since August 1, 2003, we have been utilizing derivative instruments to manage the exposure to inflation risk created by our preneed insurance policies that are tied to the CPI. However, we would not be fully protected by the derivative instruments if there were a sharp increase in inflation on a sustained long-term basis which could have a material adverse effect on our results of operations and financial condition.

Our commercial mortgage loans and real estate investments subject us to liquidity risk.

Our commercial mortgage loans on real estate investments (which represented approximately 10% of the fair value of our total investments as of December 31, 2007) are relatively illiquid, thus increasing our liquidity risk. In addition, if we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

The risk parameters of our investment portfolio may not target an appropriate level of risk, thereby reducing our profitability and diminishing our ability to compete and grow.

We seek to earn returns on our investments to enhance our ability to offer competitive rates and prices to our customers. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each of our operating segments. However, if we do not succeed in targeting an appropriate overall risk level for our investment portfolio, the return on our investments may be insufficient to meet our profit targets over the long term, thereby reducing our profitability. If, in response, we choose to increase our product prices to maintain profitability, we may diminish our ability to compete and grow.

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

Our insurance operations expose us to claims arising out of catastrophes, particularly in our homeowners, life and other personal lines of business. We have experienced, and expect in the future to experience, catastrophe losses that may materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, severe winter weather, fires and epidemics, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. The frequency and severity of catastrophes are inherently unpredictable. Catastrophe losses can vary widely and could significantly exceed our recent historic results. It is possible that both the frequency and severity of man-made catastrophes will increase and that we will not be able to implement exclusions from coverage in our policies or obtain reinsurance for such catastrophes.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most of our catastrophe claims in the past have related to homeowners and other personal lines coverages, which, for the year ended December 31, 2007, represented approximately 87% of our net earned premiums in our Assurant Specialty Property segment. In addition, as of December 31, 2007, approximately 39% of the insurance in force in our homeowners and other personal lines related to properties located in California, Florida and Texas. As a result of our creditor-placed homeowners and creditor-placed manufactured housing insurance products, which automatically provide coverage against an insured’s property being destroyed or damaged by various perils, our concentration in these areas may increase in the future. If other insurers withdraw coverage in these or other states, this may lead to adverse selection and increased utilization of our creditor-placed homeowners or creditor-placed manufactured housing insurance in these areas and may negatively impact loss experience. Adverse selection refers to the process by which an applicant who believes him or herself to be uninsurable, or at greater than average risk, seeks to obtain an insurance policy at a standard premium rate. Claims resulting from natural or man-made catastrophes could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophes in the future.

Pre-tax catastrophe losses in excess of $5,000 (before the benefits of reinsurance) that we have experienced in recent years include (total losses do not include amounts paid in connection with the National Flood Insurance Program as we are either an administrator or are reinsured by the federal government and have no underwriting risk under the Program):

•

total losses of approximately $38,300 incurred from the original date of loss through December 31, 2007, in connection with the California wildfires. Total reinsurance recoveries related to these events since inception through 2007 were approximately $4,200; and

•

total losses of approximately $372,000 incurred from the original date of loss through December 31, 2007, in connection with the 2005 Hurricanes Dennis, Katrina, Rita and Wilma. Total reinsurance recoveries related to these events since inception through 2007 were approximately $329,000.

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

Some of our segments may also face the loss of premium income due to a large-scale business interruption caused by a catastrophe combined with legislative or regulatory reactions to the event. For example, following hurricanes in 2005, several states suspended premium payment or precluded insurers from canceling coverage in defined areas. While the premiums uncollected were immaterial, a more serious catastrophe combined with a similar legislative or regulatory response could materially impact our ability to collect premiums in connection with our liabilities and thereby have a material adverse effect on our results of operations and financial condition.

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

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Reinsurance for certain types of catastrophes generally could become unavailable for some of our businesses and has become more expensive. Due to these changes in the reinsurance market, our exposure to the risk of significant losses from natural or man-made catastrophes may hinder our ability to write future business.

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

In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our Fortis Financial Group (“FFG”) division to The Hartford Financial Services Group, Inc. (“The Hartford”) and in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. Most of the general account assets backing reserves coinsured under these sales are held in trusts that could aid in protecting us financially if the purchaser were to fail. However, such trusts have varying provisions regarding how fully funded they are required to be and how often they must be restored to such funded status. Therefore, protection from the trusts is only existent to the extent the coinsurance trusts are funded at the time of reinsurer default. Aside from the coinsurance, a portion of the assets backing FFG general account reserves and all of the FFG separate accounts remain on our balance sheet pursuant to modified coinsurance arrangements. In addition to the financial risk, we have the additional risk of becoming responsible for administering these businesses in the event of a default by either reinsurer. We do not have the administrative systems and capabilities to process this business today. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

Due to the structure of our commission program, we are exposed to the credit risk of some of our agents and our clients in Assurant Solutions and Assurant Specialty Property.

We are subject to the credit risk of the clients and/or agents with which we contract in Assurant Solutions and Assurant Specialty Property. We advance agents’ commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, who receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.

In addition, some of our clients and agents collect premiums on our behalf. If these parties fail to remit payments owed to us or fail to pass on payments they collect on our behalf, it could have an adverse effect on our results of operations.

A further decline in the manufactured housing market may adversely affect our results of operations and financial condition.

The manufactured housing industry has experienced a significant decline in both shipments and retail sales in the last eight years. The downturn in the manufactured housing industry is a result of several factors, including the impact of repossessions, the lack of retail financing, reduced resale values, and the consolidations of manufacturers and lenders of manufactured housing. In the year ended December 31, 2007, our sales of homeowners’ policies in the manufactured housing sector comprised 12.5% of Assurant Specialty Property’s net written premiums. If these downward trends continue, without diversification and growth in other manufactured housing product lines, our results of operations and financial condition may be adversely affected.

A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. The ratings reflect A.M. Best’s, Moody’s, and S&P’s opinions of our subsidiaries’ financial strength, operating performance, strategic position and ability to meet their obligations to policyholders. The ratings are not evaluations directed to investors and are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. As a result of their concerns related to the ongoing SEC investigation (see Item 3. Legal Proceedings for more information) A.M. Best and S&P have placed a negative outlook on our ratings. Moody’s has our ratings under review for possible downgrade. For more information on the specific A.M. Best, Moody’s, and S&P ratings of our domestic operating insurance subsidiaries, see “Item 1—Business—Ratings.”

If our ratings are reduced from their current levels by A.M. Best, Moody’s, or S&P, our competitive position in the respective insurance industry segments could suffer and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings on various mortgage-backed products. As a result, they may become more conservative in their methodology and criteria, which could adversely affect our ratings.

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

Contracts representing approximately 32% of Assurant Solutions’ and 12% of Assurant Specialty Property’s net earned premiums and fee income for the year ended December 31, 2007 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or not renew contracts if the subsidiaries’ ratings fall below these minimum or other acceptable levels. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

The failure to effectively maintain and modernize our information systems could adversely affect our business.

Our business is dependent upon the ability to keep up to date with technological advances. This is particularly important where our systems, including our ability to keep our systems integrated with those of our clients, are critical to the operation of our business and financial reporting. If we do not update our systems to reflect technological advancements or protect our systems, our relationships and ability to do business with our clients may be adversely affected.

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. We must commit significant resources to maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry, regulatory and legal standards and changing customer preferences. A failure to maintain effective and efficient information systems, or a failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition or our ability to do business in a particular jurisdiction. If we do not effectively maintain adequate systems we could experience adverse consequences, including inadequate information on which to base pricing, underwriting and reserving decisions, the loss of existing customers, difficulty attracting new customers, customer, provider and agent disputes, regulatory problems, such as failure to meet prompt payment obligations, litigation exposure, or increases in administrative expenses.

Our management information, internal control and financial reporting systems may need further enhancements and development to satisfy continuing financial and other reporting requirements of our insurers and of us.

Failure to protect our clients’ confidential information and privacy could result in the loss of reputation and customers, reduction to our profitability and/or subject us to fines, litigation and penalties.

A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our Assurant Health and Assurant Employee Benefits segments is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act (“HIPAA”), and certain activities conducted by our segments are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors, servicing companies, and clients. These obligations generally include protecting such confidential information to the same extent as we protect our own confidential information in accordance with laws that govern our clients or us, or in compliance with client requirements. The actions we take to protect such confidential information vary by operating segment and may include, among other things, training and educating our employees regarding our obligations relating to confidential information, actively monitoring our record retention plans and any changes in privacy and compliance requirements of the jurisdictions in which our regulated subsidiaries do business, drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues, maintaining and utilizing appropriately secure storage facilities for tangible records, and limiting access, as appropriate, to both tangible records and to electronic information.

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

Our ability to achieve our desired market positions may be significantly impaired if we do not find suitable acquisition candidates or new insurance ventures, and even if we do, we may not successfully integrate any such acquired companies or successfully promote such ventures, which could have an adverse effect on our results of operations.

From time to time, we evaluate possible acquisition transactions and the start-up of complementary businesses, and at any given time, we may be engaged in discussions with respect to possible acquisitions and new ventures. While our business model is not dependent upon acquisitions or new insurance ventures, the time frame for achieving or further improving upon our desired market positions can be significantly shortened through opportune acquisitions or new insurance ventures. Historically, acquisitions and new insurance ventures have played a significant role in achieving desired market positions in some, but not all, of our businesses. No assurance can be given that we will be able to identify suitable acquisition transactions or insurance ventures, that such transactions will be financed and completed on acceptable terms or that our future acquisitions or ventures will be successful. Any deficiencies in the process of integrating any companies we do acquire or investing in and promoting new ventures could have a material adverse effect on our results of operations and financial condition.

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

The payment of dividends to us by any of our regulated operating subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. No assurance can be given that there will not be further regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. If the ability of insurance subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses. For more information on the maximum amount our subsidiaries could pay us in 2008 without regulatory approval, see “Item 5—Market For Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Our credit facilities also contain limitations on our ability to pay dividends to our stockholders if we are in default or such dividend payments would cause us to be in default of the credit facilities.

The success of our business strategy depends on the continuing service of the members of our senior management team, and any failure to adequately provide for the succession of senior management and other key executives could have an adverse effect on our results of operations.

Our business and results of operations could be adversely affected if we fail to adequately plan for the succession of our senior management and other key executives. While we have succession plans in place and change in control severance agreements with senior management and certain key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us. In addition, if we fail to effectively retain senior management and other key executives, such failure may have an adverse effect on the retention of employees and others in management.

Risks Related to Our Industry

Our business is subject to risks related to litigation and regulatory actions.

In addition to the occasional employment-related litigation to which businesses are subject, we are a defendant in actions arising out of, and are involved in, various regulatory investigations and examinations relating to our insurance and other related business operations. We are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which we do business. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells and administers its products. Therefore, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance and compensation arrangements;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes concerning historical premiums charged by companies acquired by us for coverage that may have been based on factors such as race;

•	disputes relating to customers regarding the ratio of premiums to benefits in our various operating segments;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes relating to certain excess of loss programs in the London markets;

•	disputes with taxation and insurance authorities regarding our tax liabilities;

•	disputes relating to certain businesses we have acquired or disposed of;

•	periodic examinations of compliance with applicable federal securities laws;

•	disputes relating to customers’ claims that the customer was not aware of the full cost of insurance or that insurance was in fact being purchased; and

•	industry-wide investigations regarding business practices including, but not limited to, the marketing and refunding of insurance policies or certificates of insurance.

The prevalence and outcomes of any such actions cannot be predicted, and no assurances can be given that such actions or any litigation would not materially adversely affect our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction.

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

In 2007, we became the subject of a certain amount of negative publicity that criticized our coverage denial practices. Subsequently, we have experienced an increase in regulatory scrutiny of our coverage denial practices. In particular, Assurant Health has faced enhanced regulatory examination in the state of Connecticut, focused specifically on our practices relating to exclusion of coverage on the basis of a pre-existing condition. These regulatory examinations and investigations could result in, among other things, changes in our business practices and claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance or other oversight procedures, fines and other actions by the regulatory agencies. Such results, singly or in combination, could harm our reputation, cause negative publicity, adversely affect our ratings, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business.

Another focus of regulators has been the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. Some state regulators have made routine inquiries to some of our insurers regarding finite reinsurance. Additionally, as part of an ongoing, industry-wide investigation, the Company and certain of its officers and former employees have received subpoenas and requests from the SEC in connection with an investigation by the SEC Staff into certain finite reinsurance contracts entered into by the Company. We are cooperating fully and are complying with the requests.

We have conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. Based on our investigation to date, we have concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. The contract to which this verbal side agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

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

On July 17, 2007, we announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. On July 18, the Board appointed J. Kerry Clayton as interim President and Chief Executive Officer and Michael J. Peninger as interim Chief Financial Officer of the Company. The Board’s actions were based on the recommendations of its Special Committee of non-management directors which thereafter conducted a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee reviewed the relevant documents, conducted interviews and worked with outside counsel in order to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated.

We have completed a comprehensive review, and based on that review, and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. Mr. Clayton transitioned with Mr. Pollock and remained in an emeritus status through the end of February 2008.

The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notice to him remains in effect. Our decision reflects solely the Board’s judgment, based on the Special Committee’s comprehensive review, that it was in the best interests of the Company and its shareholders to return Mr. Pollock to his positions at that time, rather than await the conclusion of the SEC’s investigation, because of concerns over long term leadership by employees, shareholders and customers. The SEC Staff’s inquiry continues, and we are cooperating fully. We cannot predict the duration or outcome of the investigation.

In the course of its response to SEC Staff inquiries, we identified certain problems related to our document production process. The Company continues to work diligently to ensure that all responsive documents in our possession have been provided to the SEC Staff and the Special Committee has considered those documents in performing its review. These production issues have delayed resolution of this matter. Messrs. Camacho and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may charge the Company and/or the individuals with violations of the federal securities laws, including alleging violations of Sections 10(b), 13(a), and/or 13(b) of the Securities Exchange Act of 1934, and/or Section 17(a) of the Securities Act of 1933, and may seek civil monetary penalties, injunctive relief and other remedies against the Company and individuals, including potentially seeking a bar preventing one or more of the individuals from serving as an officer or director of a public company. The SEC may also take the position that the Company should restate its consolidated financial statements to address the accounting treatment referred to above. No settlement of any kind can be reached without approval by the SEC and we have not accrued for any civil monetary penalties since we cannot reasonably estimate the amount of such civil monetary penalties at this time.

Depending upon the outcome of the SEC investigation, we may become subject to derivative civil claims made on our behalf against certain of our current and former officers and directors. The amount of time that may be necessary to resolve these claims is unpredictable, and in defending them, our management’s attention may be diverted from the day-to-day operations of our business, which could adversely affect our business, financial condition and results of operations. In addition, an unfavorable outcome in any such litigation could require us to incur significant legal expenses and substantial judgments or settlements pursuant to any indemnification obligations that we may have with our current or former officers and directors, which could also have a material adverse effect on our business, financial position, results of operations or cash flows.

We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the insurance industry or our business. Given our prominent position in the insurance industry, it is possible that we will become subject to further investigations and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be adversely affected by the negative publicity for the insurance industry related to any such proceedings, and by any new industry-wide regulations or practices that may result from any such proceedings.

We face significant competitive pressures in our businesses, which may reduce premium rates and prevent us from pricing our products at rates that will allow us to be profitable.

In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and products, although we have no single competitor who competes against us in all of the business lines in which we operate. Assurant Solutions and Assurant Specialty Property have numerous competitors in their product lines, but we believe no other company participates in all of the same lines or offers comparable comprehensive capabilities. Competitors for both operating segments include national and regional insurance companies, managing and general agencies, and financial institutions.

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

Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers with respect to such things as:

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

Our non-insurance operations and certain aspects of our insurance operations are subject to various federal and state regulation including state and federal consumer protection and other laws. Similarly, our foreign subsidiaries are subject to legislation in the countries in which they are domiciled. We face the challenge of conducting business in a multi-national setting with varying regulations.

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

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals or to limit or restrain operations in their jurisdiction. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on or limit some or all of our activities or monetarily penalize us. That type of action could materially adversely affect our results of operations and financial condition.

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

Legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

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

•	restriction of solicitation of insurance consumers by funeral board laws for prefunded funeral insurance coverage.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Although the U.S. federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas could significantly impact the insurance industry and us. The federal Antitrust Modernization Commission has recently recommended that the U.S. Congress consider the repeal of the McCarran-Ferguson Act, one of the bases for the current system of state regulation of the insurance industry, while the American Counsel of Life Insurers and others are promoting the introduction of an optional federal charter for certain insurers. Moreover, federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our costs under our life, health and disability insurance policies. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously.

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

The NAIC has adopted the Annual Financial Reporting Model Act (which prior to revision was known as the Model Audit Rule), that, when adopted by states, will impose internal controls similar to those mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (which we refer to as SOX 404), with some differences for insurance companies. The latest date of adoption by any state, as prescribed by the NAIC, is 2010. These SOX 404 type controls will add an additional layer of internal review for insurer financial statements and subject insurers to varying levels of review by state insurance regulators. This could result in potential exposure for fines and penalties for non-compliance. In addition, the NAIC has adopted changes to statutory accounting principles, which may negatively impact insurer financial reporting requirements and the profitability of insurance operations on a statutory basis.

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

Furthermore, foreign privacy regulations could limit the efficiency of our foreign operations and reduce profitability. For example, insurers domiciled in the European Union may not send data that may contain customer information to the U.S., where established systems and operational procedures exist.

HIPAA and the implementing regulations that have been adopted impose obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA also establishes requirements for maintaining the confidentiality and security of individually identifiable health information and standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. There are new provisions relating to the National Provider Identification Number that our health and dental businesses are in compliance with. As have other entities in the health care industry, we have incurred and will continue to incur substantial costs in complying with the requirements of the HIPAA regulations.

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

Beginning in early 2005, several large organizations became subjects of intense public scrutiny due to high-profile data security breaches involving sensitive financial and health information. These events focused national attention on identity theft and the duty of organizations to notify impacted consumers in the event of a data security breach. Several federal bills are pending in Congress and currently 36 states have passed legislation requiring customer notification in the event of a data security breach. Most state laws take their lead from recently enacted California Civil Code Section 1798.82, which requires businesses that conduct business in California to disclose any breach of security to any resident whose unencrypted data is believed to have been disclosed. Several significant legal, operational and reputational risks exist with regard to data breach and customer notification. Federal pre-emption relating to this issue may reduce our compliance costs. Nonetheless, a breach of data security requiring public notification can result in regulatory fines, penalties or sanctions, civil lawsuits, loss of reputation, loss of customers and reduction of our profitability.

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

The following provisions in our certificate of incorporation and by-laws have anti-takeover effects and may delay, defer or prevent a takeover attempt that our stockholders might consider in their best interests. In particular, our certificate of incorporation and by-laws:

•	permit our Board of Directors to issue one or more series of preferred stock;

•	divide our Board of Directors into three classes;

•	limit the ability of stockholders to remove directors;

•	prohibit stockholders from filling vacancies on our Board of Directors;

•	prohibit stockholders from calling special meetings of stockholders and from taking action by written consent;

•	impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings;

•

subject to limited exceptions, requires the approval of at least two-thirds of the voting power of our outstanding capital stock entitled to vote on the matter to approve mergers and consolidations or the sale of all or substantially all of our assets; and

•

require the approval by the holders of at least two-thirds of the voting power of our outstanding capital stock entitled to vote on the matter for the stockholders to amend the provisions of our by-laws and certificate of incorporation described in the second through seventh bullet points above and this supermajority provision.

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

From time to time, the stock price and the number of shares traded of companies in the insurance industry experience periods of significant volatility. Company-specific issues and developments generally in the insurance industry and in the regulatory environment may cause this volatility. Our stock price may fluctuate in response to a number of events and factors, including:

•	quarterly variations in operating results;

•	natural disasters, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our financial strength ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements; and

•	limitations on our ability to repurchase Company stock.

In addition, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own seven properties, including five buildings that serve as headquarters locations for our operating segments and two buildings that serve as operation centers for Assurant Solutions and Assurant Specialty Property. Assurant Solutions and Assurant Specialty Property share headquarters buildings located in Miami, Florida and Atlanta, Georgia and Assurant Specialty Property has operation centers located in Florence, South Carolina and Springfield, Ohio. Assurant Solutions preneed business also has a headquarters building in Rapid City, South Dakota. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

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

As previously disclosed, the Company and certain of its officers and former employees have received subpoenas and requests from the SEC in connection with an investigation by the SEC Staff into certain finite reinsurance contracts entered into by the Company. We are cooperating fully and are complying with the requests.

We have conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. Based on our investigation to date, we have concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. The contract to which this verbal side agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

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

On July 17, 2007, we announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. On July 18, the Board appointed J. Kerry Clayton as interim President and Chief Executive Officer and Michael J. Peninger as interim Chief Financial Officer of the Company. The Board’s actions were based on the recommendations of its Special Committee of non-management directors which thereafter conducted a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee reviewed the relevant documents, conducted interviews and worked with outside counsel in order to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated.

We have completed a comprehensive review, and based on that review, and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. Mr. Clayton transitioned with Mr. Pollock and remained in an emeritus status through the end of February 2008.

The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notice to him remains in effect. Our decision reflects solely the Board’s judgment, based on the Special Committee’s comprehensive review, that it was in the best interests of the Company and its shareholders to return Mr. Pollock to his positions at that time, rather than await the conclusion of the SEC’s investigation, because of concerns over long term leadership by employees, shareholders and customers. The SEC Staff’s inquiry continues, and we are cooperating fully. We cannot predict the duration or outcome of the investigation.

In the course of its response to SEC Staff inquiries, we identified certain problems related to our document production process. The Company continues to work diligently to ensure that all responsive documents in our possession have been provided to the SEC Staff and the Special Committee has considered those documents in performing its review. These production issues have delayed resolution of this matter. Messrs. Camacho and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may charge the Company and/or the individuals with violations of the federal securities laws, including alleging violations of Sections 10(b), 13(a), and/or 13(b) of the Securities Exchange Act of 1934, and/or Section 17(a) of the Securities Act of 1933, and may seek civil monetary penalties, injunctive relief and other remedies against the Company and individuals, including potentially seeking a bar preventing one or more of the individuals from serving as an officer or director of a public company. The SEC may also take the position that the Company should restate its consolidated financial statements to address the accounting treatment referred to above. No settlement of any kind can be reached without approval by the SEC and we have not accrued for any civil monetary penalties since we cannot reasonably estimate the amount of such civil monetary penalties at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the stockholders of Assurant, Inc. during the fourth quarter of 2007.

PART II

Item 5. Market of Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends) on our common stock from February 4, 2004 (the date of the initial public offering of our common stock) through December 31, 2007 with the total stockholder returns for the S&P 400 Midcap Index, as the broad equity market index, and the S&P 400 Multi-Line Insurance Index and the S&P 500 Multi-Line Insurance Index, as the published industry index. The graph assumes that the value of the investment in the common stock and each index was $100 on February 4, 2004 and that all dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

	Base Period 2/4/04	INDEXED RETURNS Years Ending
Company / Index		12/31/04	12/31/05	12/31/06	12/31/07
Assurant, Inc.	100	139.96	200.90	257.17	313.90
S&P 400 MidCap index	100	115.27	129.75	143.14	154.56
S&P 500 Multi-line Insurance Index	100	97.20	105.73	113.74	99.08
S&P 400 Multi-line Insurance Index	100	107.80	128.89	156.92	141.75

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/04	12/31/05	12/31/06	12/31/07
Assurant, Inc.		39.96	43.54	28.01	22.06
S&P 400 MidCap index		15.27	12.56	10.32	7.98
S&P 500 Multi-line Insurance Index		-2.80	8.78	7.58	-12.89
S&P 400 Multi-line Insurance Index		7.80	19.56	21.75	-9.67

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ”. The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2007	High	Low	Dividends
First Quarter	$57.64	$51.93	$0.10
Second Quarter	$62.13	$49.20	$0.12
Third Quarter	$60.00	$45.27	$0.12
Fourth Quarter	$69.77	$53.43	$0.12

Year Ended December 31, 2006	High	Low	Dividends
First Quarter	$49.80	$42.80	$0.08
Second Quarter	$51.68	$45.12	$0.10
Third Quarter	$54.10	$46.73	$0.10
Fourth Quarter	$56.76	$52.20	$0.10

Equity Compensation Plan Information

The following table shows aggregate information, as of December 31, 2007, with respect to compensation plans under which equity securities of Assurant are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,216,594	$39.99	6,894,460
Equity compensation plans not approved by security holders	—	—	—

Total	2,216,594	$39.99	6,894,460

Holders

On February 15, 2008, there were approximately 546 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 15, 2008 was $62.41.

Shares Repurchased

Period in 2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
January 1 – January 31	360,000	$56.12	360,000	9,955,951
February 1 – February 28	370,000	$54.70	370,000	9,974,021
March 1 – March 31	691,833	$53.50	691,833	9,250,329

Total first quarter	1,421,833	$54.48	1,421,833

April 1 – April 30	623,000	$57.01	623,000	8,005,907
May 1 – May 31	647,700	$59.78	647,700	7,096,088
June 1 – June 30	713,700	$58.82	713,700	6,447,372

Total second quarter	1,984,400	$58.56	1,984,400

July 1 – July 31	971,200	$54.98	971,200	6,436,972
August 1 – August 31	1,311,900	$49.92	1,311,900	5,063,870
September 1 – September 30	—	$—	—	5,063,870

Total third quarter	2,283,100	$52.07	2,283,100

October 1 – October 31	—	$—	—	5,063,870
November 1 – November 30	—	$—	—	5,063,870
December 1 – December 31	—	$—	—	5,063,870

Total fourth quarter	—	$—	—

Total through December 31	5,689,333	$54.94	5,689,333	5,063,870

(1)	On November 10, 2006, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to $600,000 of its outstanding common stock. On September 4, 2007, the Company announced that it had suspended the November 10, 2006 stock buyback program, which has $260,992 remaining under the current authorization. In the future, the Company will evaluate the potential for reinstituting the buyback program.

Dividend Policy

On January 25, 2008, we announced that our Board of Directors declared a quarterly dividend of $0.12 per common share payable on March 10, 2008 to stockholders of record as of February 25, 2008. We paid dividends of $0.10 per common share on March 12, 2007 and $0.12 per common share on June 12, 2007, September 11, 2007 and December 10, 2007. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.” For the calendar year 2008, the maximum amount of dividends that our regulated U.S. domiciled insurance subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $445,654. Dividends were paid by our subsidiaries totaling $436,900 during 2007.

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

In addition, our $500,000 senior revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except number of shares and per share amounts)
Consolidated Statement of Operations Data:

Revenues
Net earned premiums and other considerations	$7,407,730	$6,843,775	$6,520,796	$6,482,871	$6,156,772
Net investment income	799,073	736,686	687,257	634,749	607,313
Net realized (losses) gains on investments	(62,220)	111,865	8,235	24,308	1,868
Amortization of deferred gain on disposal of businesses	33,139	37,300	42,508	57,632	68,277
(Loss) on disposal of businesses	—	—	—	(9,232)	—
Fees and other income	275,793	340,958	238,879	220,386	241,988

Total revenues	8,453,515	8,070,584	7,497,675	7,410,714	7,076,218

Benefits, losses and expenses
Policyholder benefits	3,712,711	3,535,521	3,705,904	3,839,057	3,657,373
Amortization of deferred acquisition costs and value of businesses acquired	1,429,735	1,186,710	926,608	820,456	834,662
Underwriting, general and administrative expenses	2,238,851	2,191,368	2,148,297	2,156,692	2,004,871
Interest expense	61,178	61,243	61,258	56,418	1,175
Distributions on mandatorily redeemable preferred securities	—	—	—	2,163	112,958
Interest premium on redemption of preferred securities	—	—	—	—	205,822

Total benefits, losses and expenses	7,442,475	6,974,842	6,842,067	6,874,786	6,816,861
Income before provision for income taxes and cumulative effect of change in accounting principle	1,011,040	1,095,742	655,608	535,928	259,357
Provision for income taxes	357,294	379,871	176,253	185,368	73,705

Net income before cumulative effect of change in accounting principle	653,746	715,871	479,355	350,560	185,652
Cumulative effect of change in accounting principle (1)	—	1,547	—	—	—

Net income	$653,746	$717,418	$479,355	$350,560	$185,652

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$5.46	$5.65	$3.53	$2.53	$1.70
Cumulative effect of change in accounting principle	—	0.01	—	—	—

Net income	$5.46	$5.66	$3.53	$2.53	$1.70

Diluted
Net income before cumulative effect of change in accounting principle	$5.38	$5.56	$3.50	$2.53	$1.70
Cumulative effect of change in accounting principle (1)	—	0.01	—	—	—

Net income	$5.38	$5.57	$3.50	$2.53	$1.70

Dividends per share	$0.46	$0.38	$0.31	$0.21	$1.66

Share Data:
Weighted average shares outstanding used in per share calculations	119,737,556	126,846,990	135,773,551	138,358,767	109,222,276
Plus: Dilutive securities	1,699,137	1,965,823	1,171,759	108,797	—

Weighted average shares used in diluted per share calculations	121,436,693	128,812,813	136,945,310	138,467,564	109,222,276

	As of and for the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share amounts and per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$14,552,115	$13,416,817	$13,371,392	$12,955,128	$12,302,585
Total assets	$26,750,316	$25,165,148	$25,365,453	$24,548,106	$24,093,444
Policy liabilities (2)	$15,903,289	$14,513,106	$14,300,713	$13,378,708	$12,836,517
Debt	$971,863	$971,774	$971,690	$971,611	$1,750,000
Mandatorily redeemable preferred securities	$—	$—	$—	$—	$196,224
Mandatorily redeemable preferred stock	$21,160	$22,160	$24,160	$24,160	$24,160
Total stockholder’s equity	$4,088,903	$3,832,597	$3,699,559	$3,635,431	$2,632,103

Per share data:
Total book value per share (3)	$34.71	$31.26	$28.33	$26.01	$24.10

(1)	On January 1, 2006, we adopted FAS 123R. As a result, we recognized a cumulative adjustment of $1,547.
(2)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(3)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2007, 2006 and 2005 there were 117,808,007, 122,618,317, and 130,591,834 shares, respectively, of common stock outstanding. At December 31, 2004 and 2003 there were 139,766,177 and 109,222,276 shares of common stock outstanding.

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

General

On April 1, 2006, the Company separated its Assurant Solutions segment into two segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment. Segment income statement for the year ended December 31, 2005 has been recast to reflect the new segment reporting structure.

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

Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. We also have investments that carry pre-payment risk, such as mortgage-backed and asset-backed securities. Actual net investment income and/or cash flows from investments that carry prepayment risk may differ from estimates at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, we may be required to reinvest those funds in lower interest-bearing investments.

Expenses

Our expenses are primarily policyholder benefits, selling, underwriting and general expenses and interest expense.

Our profitability depends in large part on accurately predicting policyholder benefits, claims and other costs. It also depends on our ability to manage future policyholder benefits and other costs through product design, underwriting criteria, utilization review or claims management catastrophe reinsurance coverage and, in health and dental insurance, negotiation of favorable provider contracts. Changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our business, results of operations and financial condition.

Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (“DAC”), value of businesses acquired (“VOBA”) and general operating expenses. For a description of DAC and VOBA, see Notes 2, 9 and 11 of the Notes to Consolidated Financial Statements included elsewhere in this report.

We incur expenses related to our debt and mandatorily redeemable preferred stock.

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

We believe the following critical accounting policies require significant estimates. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements.

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

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because the establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

The following table provides reserve information by our major lines of business for the years ended December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$3,479,115	$3,877	$11,559	$3,991	$3,031,487	$3,339	$10,599	$3,094
Life insurance no longer offered	511,093	765	1,414	509	502,406	784	1,356	467
Universal life and other products no longer offered	307,930	1,689	267	8,211	331,257	1,537	263	8,289
FFG, LTC and other disposed businesses	2,756,059	44,414	270,085	35,406	2,731,285	45,129	262,960	34,743
Medical	130,005	18,564	14,712	30,998	152,954	23,827	34,454	43,602
All other	5,294	316	14,174	6,248	5,085	504	11,532	7,213
Short Duration Contracts:
Group term life	—	6,659	231,534	49,509	—	6,787	243,753	53,221
Group disability	—	2,806	1,363,098	161,733	—	2,195	1,362,594	156,296
Medical	—	109,755	115,198	201,601	—	95,651	123,736	192,394
Dental	—	5,035	3,479	17,419	—	3,796	4,746	19,873
Property and Warranty	—	1,816,436	192,307	312,091	—	1,488,253	195,306	296,336
Credit Life and Disability	—	494,118	102,151	87,373	—	494,113	125,909	93,261
Extended Service Contract	—	2,768,048	4,606	40,736	—	2,179,345	3,075	32,462
All other	—	138,227	9,678	12,997	—	84,633	3,251	3,954

Total	$7,189,496	$5,410,709	$2,334,262	$968,822	$6,754,474	$4,429,893	$2,383,534	$945,205

For a description of our reserving methodology, see Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this report.

The following discusses the reserving process for our major long duration product line.

Long Duration Contracts

Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on our experience and include a provision for possible unfavorable deviation. We also record an unearned revenue reserve which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

Risks related to the reserves recorded for contracts from FFG and LTC disposed businesses have been 100% ceded via reinsurance. While the Company has not been released from the contractual obligation to the policyholders, changes in and deviations from economic and mortality assumptions used in the calculation of these reserves will not directly affect us unless there is a default by the assuming reinsurer.

Premium deficiency testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less DAC) exceeds the minimum liability needed. Any premium deficiency would first be addressed by removing the provision for adverse deviation. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any additional deficiency would be recognized as a premium deficiency reserve.

Historically, premium deficiency testing has not resulted in a material adjustment to DAC or reserves. Such adjustments would occur only if economic or mortality conditions significantly deteriorated.

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

Key sensitivities at December 31, 2007 for group long-term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 10%	$1,602,813	Group disability, claim termination rate 10% lower	$1,569,283

Group disability, as reported	$1,524,831	Group disability, as reported	$1,524,831

Group disability, discount rate increased by 10%	$1,454,695	Group disability, claim termination rate 10% higher	$1,484,353

The discount rate is also a key sensitivity for group term life waiver of premium reserves.

Claims and Benefits Payable
Group term life, discount rate decreased by 10%	$291,975
Group term life, as reported	$281,043
Group life, discount rate increased by 10%	$271,156

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

The development of prior period estimates is also reviewed to assist in establishing the current period’s loss reserves. The short claim lag time inherent in many of our Medical products allows for emerging trends to be identified quickly.

We evaluate all pertinent information and indicated ranges using experience and actuarial judgment to establish our best estimate for the associated liabilities.

Key sensitivities as of December 31, 2007 for medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

	Claims and Benefits Payable
Medical, loss development factors 1% lower	$341,799	*
Medical, as reported	$316,799
Medical, loss development factors 1% higher	$295,799

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 84% of medical claims are paid within four months of the incurred date.

None of the changes in incurred claims from prior years in our Medical line of business were attributable to any change in our reserve methods or assumptions.

Property and Warranty

We develop the best estimate of loss reserves for our Property and Warranty line of business on a product line basis using generally accepted actuarial principles. Our Property and Warranty line of business includes creditor-placed homeowners, manufactured housing homeowners, credit property, credit unemployment and warranty insurance and some longer-tail coverages (e.g., asbestos, environmental, other general liability and personal accident). Our Property and Warranty loss reserves consist of case, IBNR and development on case reserves. The method we most often use in setting our Property and Warranty reserves is the loss development method. Under this method, we estimate ultimate losses for each accident period by multiplying the current cumulative losses by the appropriate loss development factor. We then calculate the reserve as the difference between the estimate of ultimate losses and the current case-incurred losses (paid losses plus case reserves). We select loss development factors based on a review of historical averages, and we consider recent trends and business specific matters such as current claims payment practices.

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

Each of these reserve methodologies produces an indication of the loss reserves for the product or product grouping. The process to select the best estimate differs across lines of business. The single best estimate is determined based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions,

•	the quality and applicability of historical data — whether it be internal or industry data,

•	current and future market conditions — the economic environment will often impact the development of loss triangles,

•	the extent of data segmentation — data should be homogenous yet credible enough for loss development methods to apply, and

•	the past variability of loss estimates — the loss estimates on some product lines will vary from actual loss experience more than others.

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

If the actual level of loss frequency and severity is higher or lower than expected, the ultimate reserves will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2007 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2007	Change in cost of claims occurring in 2007
3% higher	$535,117	$30,718
2% higher	$524,777	$20,378
1% higher	$514,537	$10,138
Base scenario	$504,398	$—
1% lower	$494,261	$(10,138)
2% lower	$484,021	$(20,378)
3% lower	$473,681	$(30,718)

Reserving for Asbestos and Other Claims

We have exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that we discontinued writing many years ago. We carried case reserves for these liabilities as recommended by the various pool managers and IBNR reserves of $39,400 (before reinsurance) and $32,000 (net of reinsurance) at December 31, 2007. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we believe that any changes in reserve estimates for these claims are not reasonably likely to be material.

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

Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, have been resolved by settlement or arbitration. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and, based on management’s best estimate, we increased our reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005. On February 28, 2006, many of the disputes relating to losses in the 1996 program were settled. In 2007, there were two settlements relating to parts of the 1997 program. Loss accruals previously established relating to the 1996 program were adequate. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. We believe, based on information currently available, that the amounts accrued for all outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

DAC

The costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium tax and certain direct marketing expenses.

Premium deficiency testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions, including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for preneed life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

For preneed investment-type annuities, universal life insurance policies and investment-type annuity contracts that are no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

Acquisition costs relating to worksite group disability which typically has high front-end costs and are expected to remain in force for an extended period of time consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

Acquisition costs relating to a majority of individual medical contracts issued prior to 2003, a limited number of individual medical contracts issued from 2003 through 2006 in certain jurisdictions, and individual voluntary limited benefit health policies issued in 2007 and later, are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.

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

Acquisition costs on the majority of individual medical contracts issued from 2003 through 2006, all individual medical contracts issued after 2006 and all small group medical contracts consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred, but rather are recorded in the statement of operations in the period in which they are incurred.

Investments

We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion and properly valued and that any impairments are charged against earnings in the proper period. Our methodology to identify potential impairments requires professional judgment.

Securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at quarterly meetings attended by members of our investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional writedowns in future periods for impairments that are deemed to be other-than-temporary. See also “Investments” in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report and “Item 1A—Risk Factors—Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability” and “Investments” contained later in this item.

Realized gains and losses on sales of investments are recognized on the specific identification basis.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of December 31, 2007	As of December 31, 2006
	(in thousands)
Reinsurance recoverables	$3,904,348	$3,914,972

We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,779,030 and $2,728,216 at December 31, 2007 and 2006, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2007	2006
	(in thousands)
Ceded future policyholder benefits and expense	$2,662,654	$2,635,445
Ceded unearned premium	643,792	637,447
Ceded claims and benefits payable	540,615	577,052
Ceded paid losses	57,287	65,028

Total	$3,904,348	$3,914,972

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions, client risk and profit sharing. See also “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk.”

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

Recent Accounting Pronouncements—Adopted

On January 1, 2007, the Company adopted Statement of Position No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements that did meet new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of SOP 05-1. At adoption, the Company recognized a $6,560 decrease to deferred acquisition costs and a corresponding decrease of $4,264 (after-tax) to retained earnings.

On January 1, 2007, the Company adopted FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). FAS 155 resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the consolidated financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the statement of operations impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption, the Company recognized a $1,508 increase to the liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings. See Note 8 for further information regarding the adoption of FIN 48.

Recent Accounting Pronouncements—Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt FAS 157 on January 1, 2008. FAS 157 will be applied prospectively as of January 1, 2008 except for certain financial instruments that were measured at fair value using a transaction price. For these financial instruments, FAS 157 requires limited retrospective adoption and thus the difference between carrying amounts and the fair values of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings. The adoption of FAS 157, including the limited retrospective adoption, will not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt FAS 159 on January 1, 2008. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 will not have an impact on the Company’s financial position or results of operations.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). EITF 06-10 provides guidance regarding the employer’s recognition of the liability and the related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. This consensus concludes that for a collateral assignment split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106, Employers’ Accounting For Postretirement Benefits Other-Than-Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, Deferred Compensation Contracts, (“APB 12”) (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-10 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and therefore the Company is required to adopt EIFT 06-10 on January 1, 2008. The Company has been recording the liability for future benefits in accordance with APB 12 and thus the adoption of EITF 06-10 will not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, the Company is required to adopt the FAS 157 requirements for its non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$7,407,730	$6,843,775	$6,520,796
Net investment income	799,073	736,686	687,257
Net realized (losses) gains on investments	(62,220)	111,865	8,235
Amortization of deferred gains on disposal of businesses	33,139	37,300	42,508
Fees and other income	275,793	340,958	238,879

Total revenues	8,453,515	8,070,584	7,497,675

Benefits, losses and expenses:
Policyholder benefits	3,712,711	3,535,521	3,705,904
Selling, underwriting and general expenses (1)	3,668,586	3,378,078	3,074,905
Interest expense	61,178	61,243	61,258

Total benefits, losses and expenses	7,442,475	6,974,842	6,842,067

Income before provision for income taxes and cumulative effect of change in accounting principle	1,011,040	1,095,742	655,608
Provision for income taxes	357,294	379,871	176,253

Net income before cumulative effect of change in accounting principle	653,746	715,871	479,355
Cumulative effect of change in accounting principle	—	1,547	—

Net income	$653,746	$717,418	$479,355

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

The following discussion provides a high level analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net income decreased $63,672, or 9%, to $653,746 for the twelve months ended December 31, 2007 from $717,418 for the twelve months ended December 31, 2006. The decrease was primarily due to our Corporate and Other segment, which had $62,220 of net realized losses on investments in 2007, compared with $111,865 of net realized gains on investments in 2006. The net realized losses in 2007 include $31,320 (after-tax) of realized losses from the write- down of other-than-temporary declines in our investment portfolio, while the net realized gains in 2006 includes a $63,900 (after-tax) gain from the sale of our investment in PHCS. Also in 2006 our Assurant Solutions segment had a favorable legal settlement of $40,500 (after-tax) and one-time fee income recognized from a closed block of extended service contract business. Offsetting these items was the continued strong performance of our Assurant Specialty Property segment, which continued to experience strong premium growth and excellent combined ratios in its creditor-placed homeowners insurance business, mainly due to exceptionally mild weather and our ability to leverage the benefits of scale.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income increased $238,063, or 50%, to $717,418 for the twelve months ended December 31, 2006 from $479,355 for the twelve months ended December 31, 2005. The increase was primarily driven by an increase in Assurant Specialty Property’s creditor-placed homeowners business net earned premiums, fee income, improved loss experience and the lack of significant catastrophes in 2006. Assurant Solutions also contributed to the increase in net income primarily due to higher fee income from a $40,500 (after tax) legal settlement, growth in the extended service contract business and one-time fee income recognized from a closed block of extended service contract business. Corporate and Other also contributed to the increase in net income primarily due to higher net realized due on investments gains to $63,900 (after tax) from the sale of our investment in PHCS. The $1,547 cumulative effect of change in accounting principle is a result of adopting FAS 123R and reflects the difference between compensation expense that would have been recognized using actual forfeitures and compensation expense that would have been recognized using expected forfeitures.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
Net earned premiums and other considerations	$2,530,445	$2,371,605	$2,220,145
Net investment income	427,331	392,510	371,565
Fees and other income	159,211	221,751	132,730

Total revenues	3,116,987	2,985,866	2,724,440

Benefits, losses and expenses:
Policyholder benefits	1,073,858	998,770	1,046,900
Selling, underwriting and general expenses	1,830,709	1,689,776	1,477,505

Total benefits, losses and expenses	2,904,567	2,688,546	2,524,405

Segment income before provision for income taxes	212,420	297,320	200,035
Provision for income taxes	68,499	98,427	66,888

Segment net income	$143,921	$198,893	$133,147

Net earned premiums and other considerations:
Domestic:
Credit	$303,231	$368,712	$351,339
Service contracts	1,156,991	1,040,770	835,825
Other (1)	62,709	81,283	154,493

Total Domestic	1,522,931	1,490,765	1,341,657

International:
Credit	376,709	394,482	339,227
Service contracts	249,803	99,494	41,006
Other (1)	39,144	66,729	32,276

Total International	665,656	560,705	412,509

Preneed	341,858	320,135	465,979

Total	$2,530,445	$2,371,605	$2,220,145

Fees and other income:
Domestic:
Debt protection	$31,093	$54,053	$51,420
Service contracts	70,709	66,427	46,523
Other (1)	25,039	80,072	18,993

Total Domestic	126,841	200,552	116,936

International	22,168	16,943	12,302
Preneed	10,202	4,256	3,492

Total	$159,211	$221,751	$132,730

Gross written premiums (2):
Domestic:
Credit	$656,975	$714,791	$767,466
Service contracts	1,828,048	1,600,588	1,414,529
Other (1)	85,005	108,569	192,856

Total Domestic	2,570,028	2,423,948	2,374,851

International:
Credit	833,894	680,097	647,467
Service contracts	422,669	341,886	247,506
Other (1)	46,590	44,655	105,962

Total International	1,303,153	1,066,638	1,000,935

Total	$3,873,181	$3,490,586	$3,375,786

Preneed (face sales)	$395,790	$433,510	$542,515

Combined ratio (3):
Domestic	101.1%	99.4%	99.9%
International	105.1%	99.2%	99.7%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income decreased $54,972, or 28%, to $143,921 for the twelve months ended December 31, 2007 from $198,893 for the twelve months ended December 31, 2006. The decrease is primarily due to a legal settlement of $40,500 (after-tax) and fee income of $5,041 (after tax), from a closed block of extended service contract business, both recognized in the prior year. Absent these items, net income declined $9,431 in 2007 compared with 2006 primarily as a result of continued investments made to support the segment’s strategic international expansion as well as a client-related settlement expense of $3,431 (after-tax). The results also include $6,560 (after-tax) of unfavorable loss experience due to a claims backlog reported by a client and a resulting DAC write-off in a credit life product in Brazil, which has since been re-priced for some clients and discontinued for other clients. These declines were partially offset by an increase of $8,817 (after-tax) in net investment income from real estate partnerships, the receipt of $3,510 (after-tax) of contract settlement fees related to the sale of marketing rights for the independent U.S. preneed business, and $9,144 (after-tax) of income stemming from our completed clients commission reconciliation project.

Total Revenues

Total revenues increased $131,121, or 4%, to $3,116,987 for the twelve months ended December 31, 2007 from $2,985,866 for the twelve months ended December 31, 2006. This increase is due to an increase in net earned premiums and other considerations of $158,840, primarily attributable to growth in our domestic and international extended service contract business as well as growth in our preneed business, mainly due to the acquisition of Mayflower National Life Insurance Company (“Mayflower”) during 2007. These increases are partially offset by the decrease in net earned premiums from the continued runoff of our domestic credit insurance business. The increase in revenues was also due to an increase in net investment income of $34,821, or 9%, primarily due to an increase in investment income from real estate joint venture partnerships of $13,000 and higher average invested assets. Fees and other income decreased $62,541, or 28%, primarily attributable to one-time amounts totaling $70,056 due to a legal settlement and income from a closed block of extended service contract business, both recognized in the prior year. Absent these transactions, Assurant Solutions’ fee income increased $7,515, or 5%, primarily driven by continued growth of our extended service contract business due to acquisitions and $5,400 from the sale of the marketing rights of the Independent U.S. preneed business. These increases were partially offset by the loss of a debt deferment client.

We experienced gross written premium growth in most of our product lines, with the exception of our domestic credit insurance and preneed businesses. Gross written premiums from our international credit business increased $153,797 primarily as a result of growth in Canada from existing clients. This growth is primarily due to increased marketing efforts and strong performance from clients which lead to greater outstanding credit card balances. Gross written premiums in our international service contract business increased $80,783, mainly due to increased premiums from existing clients, and greater international penetration, which is consistent with our strategic international expansion plan. Gross written premiums in our domestic service contract business increased $227,460 due to the addition of new clients and growth generated from existing clients. Gross written premiums from our domestic credit insurance business decreased $57,816 due to the continued runoff of this product line and the loss of a client. We experienced a decrease of $37,720 in our preneed business due to the sale of the U.S. Independent distribution channel, however, this was partially offset by growth in the business from the Mayflower acquisition.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $216,021, or 8%, to $2,904,567 for the twelve months ended December 31, 2007 from $2,688,546 for the twelve months ended December 31, 2006. This increase was primarily due to an increase in selling, underwriting and general expenses of $140,933. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $123,846 primarily due to the overall commission rate increases caused by the change in the mix of business as evidenced by our growing service contract business, which has higher commission rates compared to the lower commission rates on the decreasing domestic credit business. Additionally, we had unfavorable loss experience due to a claims backlog reported by a client and a resulting DAC write-off in a credit life product in Brazil, which has since been repriced for some clients and discontinued for other clients. Partially offsetting these increases was income stemming from our completed clients commission reconciliation project. General expenses increased $17,087 due to the continued investment in international expansion as well as costs associated with growth of the domestic service contract business. Policyholder benefits increased $75,088 primarily driven by growth in our international and domestic service contract businesses. This was partially offset by decreased policyholder benefits resulting from the runoff of domestic credit insurance and the terminated accidental death business.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income increased $65,746, or 49%, to $198,893 for the twelve months ended December 31, 2006 from $133,147 for the twelve months ended December 31, 2005. The increase in segment net income was primarily due to a legal settlement resulting in $40,500 (after tax) of other income and $5,041 (after tax) of one-time fee income recognized from a closed block of extended service contract business. This was partially offset by $3,363 (after tax) of lower investment income from real estate partnerships. Absent these events the Solutions’ segment net income increased $23,568, or 18%, which is primarily attributable to higher fee income resulting from growth in our extended service contract business and an increase in net investment income primarily due to an increase in average invested assets.

Total Revenues

Total revenues increase $261,426, or 10%, to $2,985,866 for the twelve months ended December 31, 2006 from $2,724,440 for the twelve months ended December 31, 2005. This increase is primarily due to an increase in net earned premiums and other considerations of $151,460, primarily in our extended service contract and international businesses. These increases are partially offset by the decrease in the net earned premium in our Preneed business due to the sale of the Independent-U.S. distribution channel as well as decreases in other runoff businesses. The increase in revenues was also due to an increase in fees and other income of $89,021, primarily driven by a legal settlement of $62,300 and continued growth from our extended service contract business, including $7,756 of one-time fee income from a closed block of extended service contract business. The legal settlement is with a former customer and was first disclosed as a pending legal judgment in our 2004 10-K. Net investment income increased $20,945, or 6%, primarily due to higher average invested assets from growth in our extended service contract businesses both domestically and abroad.

We experienced sales growth in most of our product lines, with the exception of our domestic credit and Preneed businesses. Gross written premiums in our domestic credit business decreased $52,675 due to the continued decline of this product line. Gross written premiums from our international credit business increased $32,630 due to growth in our expansion countries. Gross written premiums in our domestic extended service contract business increased $138,065 due to the addition of new clients and growth generated from existing clients. Gross written premiums in our international extended service contract business increased $94,380, mainly due to the continued growth of a client signed in late 2004. We also experienced a decrease in our preneed businesses due to the sale of the U.S. Independent distribution channel in November 2005.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $164,141, or 7%, to $2,688,546 for the twelve months ended December 31, 2006 from $2,524,405 for the twelve months ended December 31, 2005. This increase was primarily due to an increase in selling, underwriting and general expenses of $212,271. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $187,036 primarily due to the associated increase in revenues and the change in the mix of business. Commissions increased due to higher commission rates on our increasing extended service contract business versus lower commission rates on the decreasing U.S. Independent Preneed business. General expenses increased $25,235 due to higher expenses directly related to the growth of the business. Policyholder benefits decreased $48,130 primarily as a result of the sale via reinsurance of the U.S. Independent Preneed channel and lower policyholder benefits attributable to the termination of a block of accidental death business. This was offset by an increase in extended service contract policyholder benefits, mostly from growth in the business.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,682,266	$1,208,311	$858,848
Net investment income	100,210	74,501	61,953
Fees and other income	51,256	49,424	38,159

Total revenues	1,833,732	1,332,236	958,960

Benefits, losses and expenses:
Policyholder benefits	548,873	408,721	317,507
Selling, underwriting and general expenses	701,958	553,452	422,999

Total benefits, losses and expenses	1,250,831	962,173	740,506

Segment income before provision for income tax	582,901	370,063	218,454
Provision for income taxes	203,661	128,942	75,227

Segment net income	$379,240	$241,121	$143,227

Net earned premiums and other considerations by major product groupings:
Homeowners (Creditor Placed and Voluntary)	$1,188,090	$753,169	$443,526
Manufacturing Housing (Creditor Placed and Voluntary)	209,104	214,461	217,424
Other (1)	285,072	240,681	197,898

Total	$1,682,266	$1,208,311	$858,848

Ratios:
Loss ratio (2)	32.6%	33.8%	37.0%
Expense ratio (3)	40.5%	44.0%	47.2%
Combined ratio (4)	72.2%	76.5%	82.6%

(1)	This primarily includes flood, agricultural, specialty auto, and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income increased $138,119, or 57%, to $379,240 for the twelve months ended December 31, 2007 from $241,121 for the twelve months ended December 31, 2006. This increase in net income is primarily due to higher net earned premiums from continued growth in our creditor placed homeowners insurance and continued excellent combined ratios driven by mild weather and our ability to leverage the benefits of scale. Net income also improved due to an increase of $16,711 (after-tax) in net investment income as a result of higher average invested assets resulting from the continued growth of the business. These increases were partially offset by an increase in net catastrophe losses of $17,770 (after-tax).

Total Revenues

Total revenues increased $501,496, or 38%, to $1,833,732 for the twelve months ended December 31, 2007 from $1,332,236 for the twelve months ended December 31, 2006. The increase in revenues is mainly due to increased net earned premiums of $473,955, or 39%. The increase is attributable to the growth of the creditor placed homeowners insurance, through both organic growth and acquisitions. The organic growth was primarily driven by the rise in average insured value for property and increased policy placement rates. The increase in net earned premiums was partially offset by increased catastrophe reinsurance premiums of $54,000. Also, net investment income increased $25,709 or 35%, due to higher average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $288,658, or 30%, to $1,250,831 for the twelve months ended December 31, 2007 from $962,173 for the twelve months ended December 31, 2006. This increase was due to an increase in policyholder benefits of $140,152 and higher selling, underwriting, and general expenses of $148,506. The combined ratio improved to 72.2% from 76.5%, primarily due to the benefits of scale and favorable loss experience. The increase in policyholder benefits is primarily attributable to the corresponding growth in creditor placed homeowners insurance, as well as $27,300 of higher net catastrophe losses from the California wildfires. The increase is also the result of $10,500 of lower National Flood Insurance Program reimbursements in 2007, compared with 2006, which are recorded against policyholder benefits and an $8,500 favorable settlement with two former clients in 2006. These policyholder benefit increases were partially offset by favorable loss experience, absent catastrophe losses. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $89,445, primarily due to the associated increase in net earned premiums. General expenses increased $59,061 due primarily to increases in employment related expenses consistent with business growth and additional operating expenses associated with the SFIS acquisition.

Year Ended December 31, 2006 Compared to December 31, 2005

Net Income

Segment net income increased $97,894, or 68%, to $241,121 for the twelve months ended December 31, 2006 from $143,227 for the twelve months ended December 31, 2005. The increase in segment net income is primarily due to increased net earned premiums, fee income and improved loss experience in our creditor placed homeowners business, the lack of significant catastrophes in 2006, the acquisition of SFIS and favorable settlements with two former clients of $5,500 (after tax). The increase in net income was partially offset by a reduction in loss adjustment expense reimbursements from the National Flood Insurance Program and one-time favorable settlements with clients in 2005.

Total Revenues

Total revenues increased $373,276 or 39%, to $1,332,236 for the twelve months ended December 31, 2006 from $958,960 for the twelve months ended December 31, 2005. The increase is primarily due to an increase in net earned premiums and other considerations of $349,463, or 41%. This increase was primarily attributable to the growth in our creditor placed and voluntary homeowners product lines, due to continued organic growth of these businesses combined with $123,818 of net earned premiums resulting from the acquisition of SFIS. The increase in revenues was also driven by an increase in fee income of $11,265, or 30%, primarily from growth in creditor-placed homeowners loan tracking services. Also contributing to the increase in revenues was higher net investment income of $12,548, or 20%, due to higher invested assets combined with higher investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $221,667 or 30%, to $962,173 for the twelve months ended December 31, 2006 from $740,506 for the twelve months ended December 31, 2005. This increase was primarily due to an increase in policyholder benefits of $91,214 and an increase in selling, underwriting and general expenses of $130,453. The combined ratio decreased to 76.5% from 82.6% to primarily due to lower catastrophe losses and proactive risk management. The increase in policyholder benefits is primarily attributable to the growth in our creditor-placed homeowners business and approximately $8,000 in lower reimbursements from the National Flood Insurance Program for the adjudication of expenses related to the 2005 catastrophe flood losses (to $10,500 in 2006 from $18,500 in 2005). This increase is partially offset by lower net catastrophe losses of $42,000 and a favorable settlement with two former clients of $8,500. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $69,939, primarily due to the associated increase in revenues combined with approximately $11,400 of one time income recognized in 2005, related to favorable settlements with two clients which resulted in a release of certain accrued commissions. General expenses increased $60,514 due to increases in employment related expenses, consistent with business growth and additional operating expenses associated with the SFIS acquisition.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$2,050,280	$2,083,957	$2,163,965
Net investment income	66,634	75,215	69,056
Fees and other income	40,583	41,560	40,344

Total revenues	2,157,497	2,200,732	2,273,365

Benefits, losses and expenses:
Policyholder benefits	1,295,441	1,300,817	1,344,624
Selling, underwriting and general expenses	627,348	641,328	657,899

Total benefits, losses and expenses	1,922,789	1,942,145	2,002,523

Segment income before provision for income tax	234,708	258,587	270,842
Provision for income taxes	82,965	90,668	92,787

Segment net income	$151,743	$167,919	$178,055

Net earned premiums and other considerations:
Individual Markets
Individual medical	$1,283,321	$1,213,677	$1,164,498
Short term medical	96,837	101,454	110,912

Subtotal	1,380,158	1,315,131	1,275,410
Small employer group:	670,122	768,826	888,555

Total	$2,050,280	$2,083,957	$2,163,965

Membership by product line:
Individual Markets
Individual medical	619	641	644
Short term medical	87	87	102

Subtotal	706	728	746
Small employer group:	165	207	255

Total	871	935	1,001

Ratios:
Loss ratio (1)	63.2%	62.4%	62.1%
Expense ratio (2)	30.0%	30.2%	29.8%
Combined ratio (3)	92.0%	91.4%	90.8%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income decreased $16,176, or 10%, to $151,743 for the twelve months ended December 31, 2007 from $167,919 for the twelve months ended December 31, 2006. The decrease in segment net income was primarily attributable to our small employer group business which experienced continuing declines in net earned premiums and higher claim experience. Also contributing to the decline was lower net investment income, due to lower investment income from real estate joint venture partnerships and lower average invested assets.

Total Revenues

Total revenues decreased $43,235, or 2%, to $2,157,497 for the twelve months ended December 31, 2007 from $2,200,732 for the twelve months ended December 31, 2006. Net earned premiums and other considerations from our individual medical business, our targeted growth area, increased $69,644, or 6%, due to new member sales and higher premiums per member. However, this market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this growing segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $98,705, or 13%, due to a decline in members, partially offset by premium rate increases. The decline in small employer group members is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $8,581 due to lower investment income from real estate joint venture partnerships and lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $19,356, or 1%, to $1,922,789 for the twelve months ended December 31, 2007 from $1,942,145 for the twelve months ended December 31, 2006. Policyholder benefits decreased $5,376, or less than 1%. This decrease is consistent with the decrease in net earned premiums. Our small employer group business had less favorable loss experience in 2007 compared with 2006. This was offset by our individual medical business which had favorable loss experience. Selling, underwriting and general expenses decreased $13,980, or 2%, primarily due to lower staffing costs and externally contracted services.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income decreased $10,136, or 6%, to $167,919 for the twelve months ended December 31, 2006 from $178,055 for the twelve months ended December 31, 2005. The decrease in segment income was primarily attributable to an overall decline in membership due to continued increased competition and our strict adherence to underwriting guidelines. The decrease in net income was partially offset by an increase in investment income from real estate partnerships of $4,900 (after tax).

Total Revenues

Total revenues decreased $72,633, or 3%, to $2,200,732 for the twelve months ended December 31, 2006 from $2,273,365 for the twelve months ended December 31, 2005. Net earned premiums and other considerations from our individual markets business increased $39,721, or 3%, primarily due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $119,729, or 13%, due to a decline in members, partially offset by premium rate increases. The small employer group business continues to experience decreases in new business due to increased competition and our strict adherence to underwriting guidelines. The decrease was partially offset by an increase in investment income of $6,159, or 9%, primarily due to an increase in real estate partnership investment income of approximately $7,500.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $60,378, or 3%, to $1,942,145 for the twelve months ended December 31, 2006 from $2,002,523 for the twelve months ended December 31, 2005. Policyholder benefits decreased $43,807, or 3%. The benefit loss ratio increased to 62.4% from 62.1%. The decrease in policyholder benefits was primarily due to the decline in net earned premiums, partially offset by higher claims experience primarily on individual medical business. Selling, underwriting and general expenses decreased $16,571, or 3%. The decrease in expenses was primarily due to decreased commission expense resulting from the decline in small employer group business.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,144,739	$1,179,902	$1,277,838
Net investment income	166,955	158,525	156,889
Fees and other income	23,997	27,541	26,214

Total revenues	1,335,691	1,365,968	1,460,941

Benefits, losses and expenses:
Policyholder benefits	790,570	827,208	934,930
Selling, underwriting and general expenses	411,868	410,446	420,447

Total benefits, losses and expenses	1,202,438	1,237,654	1,355,377

Segment income before provision for income tax	133,253	128,314	105,564
Provision for income taxes	46,232	44,711	37,198

Segment net income	$87,021	$83,603	$68,366

Ratios:
Loss ratio (1)	69.1%	70.1%	73.2%
Expense ratio (2)	35.2%	34.0%	32.2%
Net earned premiums and other considerations:
By major product groupings:
Group dental	$412,810	$428,218	$502,789
Group disability single premiums for closed blocks (3)	49,456	46,313	26,700
All other group disability	467,490	480,924	489,840
Group life	214,983	224,447	258,509

Total	$1,144,739	$1,179,902	$1,277,838

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income increased $3,418 or 4% to $87,021 for the year ended December 31, 2007 from $83,603 for the year ended December 31, 2006. The increase in net income was primarily driven by additional net investment income of $5,479 (after-tax) in 2007 compared with 2006 and continued favorable loss experience, in our group disability business. Partially offsetting these increases were slightly less favorable results in our group life and group dental business.

Total Revenues

Total revenues decreased $30,277 or 2% to $1,335,691 for the year ended December 31, 2007 from $1,365,968 for the year ended December 31, 2006. The decrease is primarily a result of lower persistency of large cases over the past several quarters, as the business continues to implement its small case strategy. The decrease in net earned premiums was partially offset by an increase in net investment income of $8,429, or 5%, primarily due to an increase in net investment income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $35,217 or 3% to $1,202,438 for the twelve months ended December 31, 2007 from $1,237,654 for the twelve months ended December 31, 2006. The loss ratio decreased to 69.1% in 2007 from 70.1% in 2006. Our group disability business benefited from favorable loss experience in the current year, driven by continued good incidence and favorable disability recovery rates, which includes claimants who return to work. Group life and group dental experienced slightly less favorable results in 2007 than 2006. The expense ratio increased to 35.2% in 2007 from 34.0% in 2006, due to a decline in net earned premiums as the total amount of expenses remained relatively flat year over year.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income increased $15,237, or 22%, to $83,603 for the year ended December 31, 2006 from $68,366 for the year ended December 31, 2005. The increase in segment income was primarily driven by continued favorable group disability experience and improved group dental experience. Disability recovery rates, which include claimants who return to work, and experience in our DRMS channel, were improved. The improvement in loss ratios is partially offset by the decrease in revenues.

Total Revenues

Total revenues decreased $94,973, or 7%, to $1,365,968 for the year ended December 31, 2006 from $1,460,941 for the year ended December 31, 2005. Excluding group disability single premium for closed blocks, net earned premiums and other considerations decreased $117,549 or 9%, from the prior year primarily due to increased lapses and decreased sales. Lapse experience and sales trends reflect the transition to the business’ small case strategy along with disciplined pricing in a competitive marketplace.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $117,723, or 9%, to $1,237,654 for the year ended December 31, 2006 from $1,355,377 for the year ended December 31, 2005. The loss ratio decreased to 70.1% from 73.2%, primarily due to continued favorable group disability experience. Group disability recovery rates, which include claimants who return to work, and deaths were higher compared to the prior year. Experience in our DRMS channel also improved. Group dental experience has improved primarily due to disciplined pricing actions. The expense ratio increased to 34.0% from 32.2%. The increase in the expense ratio is primarily driven by the decrease in revenues that was proportionally larger than the decrease in general expenses. Selling, underwriting and general expenses have decreased $10,001, or 2%, year over year. In the prior year, we had a non-recurring reduction in short-term incentive compensation expenses. Excluding the prior year non-recurring reduction, selling, general and underwriting expenses have decreased primarily due to expense management consistent with revenue trends.

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Net investment income	$37,943	$35,935	$27,794
Net realized (losses) gains on investments	(62,220)	111,865	8,235
Amortization of deferred gains on disposal of businesses	33,139	37,300	42,508
Fees and other income	746	682	1,432

Total revenues	9,608	185,782	79,969

Benefits, losses and expenses:
Policyholder benefits	3,969	5	61,943
Selling, underwriting and general expenses	96,703	83,076	96,055
Interest expense	61,178	61,243	61,258

Total benefits, losses and expenses	161,850	144,324	219,256

Segment (loss) income before provision for income taxes	(152,242)	41,458	(139,287)
Provision (benefit) for income taxes	(44,063)	17,123	(95,847)

Segment net (loss) income	$(108,179)	$24,335	$(43,440)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income

Segment results decreased $132,514 to a net loss of $108,179 for the twelve months ended December 31, 2007 from net income of $24,335 for the twelve months ended December 31, 2006. This deterioration is mainly due to net realized losses on investments of $62,220, which includes $31,320 (after-tax) of write-downs of other-than-temporary declines in our investment portfolio in 2007 compared with 2006 which had net realized gains on investments of $111,865 including a gain of $63,900 (after-tax) from the sale of our investment in PHCS. Also, results were negatively impacted by a $3,969 reserve increase related to discontinued products, costs related to an ongoing SEC investigation regarding certain loss mitigation products, additional externally contracted services and tax expense related to the change in certain tax liabilities. In addition, there was a continued decline in the amortization of deferred gains on disposal of businesses due to continued runoff of the businesses sold and a reduction in net investment income due to lower investment income from real estate joint ventures in 2006.

Total Revenues

Total revenues decreased $176,174, or 95%, to $9,608 for the twelve months ended December 31, 2007 from $185,782 for the twelve months ended December 31, 2006. The decline was mainly due to the net realized losses on investments in 2007 compared with net realized gains on investments in 2006, discussed above. In addition, amortization of deferred gains on disposal of businesses declined $4,161, in connection with the runoff of the businesses sold and net investment income decreased due to $4,856 of investment income in 2006 from a real estate joint venture.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $17,526, or 12%, to $161,850 for the twelve months ended December 31, 2007 from $144,324 for the twelve months ended December 31, 2006. This decline was primarily due to $11,503 of expenses related to an ongoing SEC investigation regarding certain loss mitigation products, an additional $8,730 of externally contracted services for various ongoing projects and a $3,969 reserve increase related to discontinued products. These negative variances were partially offset by a $3,343 reduction in compensation expenses.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Income

Segment net income improved $67,775, or over 100%, to $24,335 for the twelve months ended December 31, 2006 from a net loss of $43,440 for the twelve months ended December 31, 2005. This improvement is mainly due to a realized gain of $63,900 (after tax) from the sale of our investment in PHCS, a realized gain from the reduction of our mortgage loan loss reserve, strengthening of reserve accruals on certain excess of loss programs in 2005 that did not recur in 2006 and a reduction in stock appreciation rights expense upon adopting FAS 123R. This improvement was partially offset by the 2005 release of $39,400 of previously provided tax accruals which were no longer considered necessary due to the resolution of IRS audits and $5,500 of tax benefit related to the technical correction of tax legislation under the American Jobs Creation Act of 2004 (“Jobs Act”) that did not recur in 2006.

Total Revenues

Total revenues increased $105,813, or over 100%, to $185,782 for the twelve months ended December 31, 2006 from $79,969 for the twelve months ended December 31, 2005. Revenues increased mainly due to a $103,630 increase in realized gains on investments primarily due to the sale of our investment in PHCS, resulting in a pre-tax gain of $98,300 and a reduction of our mortgage loan loss reserve of $15,168 due to a refinement of management’s best estimate of this reserve.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $74,932, or 34%, to $144,324 for the twelve months ended December 31, 2006 from $219,256 for the twelve months ended December 31, 2005. This decrease is primarily due to $61,943 of costs incurred in 2005 on excess of loss reinsurance programs, related to personal accident, ransom and kidnap insurance risks, reinsured and ceded by certain subsidiaries in the London market between 1995 and 1997. In addition, stock appreciation rights expense declined, due to the adoption of FAS 123R on January 1, 2006. These expense declines were partially offset by a $5,000 contribution to the Assurant Charitable Foundation.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of December 31, 2007		As of December 31, 2006
	(in thousands)
Fixed maturity securities	$10,126,415	73%	$9,118,049	73%
Equity securities	636,001	5%	741,639	6%
Commercial mortgage loans on real estate	1,433,626	10%	1,266,158	10%
Policy loans	57,107	1%	58,733	1%
Short-term investments	410,878	3%	314,114	3%
Collateral held under securities lending	541,650	4%	365,958	3%
Other investments	541,474	4%	564,494	4%

Total investments	$13,747,151	100%	$12,429,145	100%

Of our fixed maturity securities shown above, 69% and 67% (based on total fair value) were invested in securities rated “A” or better as of December 31, 2007 and December 31, 2006, respectively. As interest rates increase, the market value of fixed maturity securities decreases.

The following table provides the cumulative net unrealized gains (losses), pre-tax, on fixed maturity securities and equity securities as of the dates indicated:

	As of December 31, 2007	As of December 31, 2006
Fixed maturity securities:
Amortized cost	$10,026,355	$8,934,017
Net unrealized gains	100,060	184,032

Fair value	$10,126,415	$9,118,049

Equities:
Cost	$702,698	$735,566
Net unrealized (losses) gains	(66,697)	6,073

Fair value	$636,001	$741,639

Net unrealized gains on fixed maturity securities decreased $83,972 from December 31, 2006 to December 31, 2007. The decrease in net unrealized gains on fixed maturity securities was primarily due to widening credit spreads during third and fourth quarter of 2007, partially offset by decreases in treasury yields. Ten year A-rated corporate spreads, which started the year at 80 basis points over treasury securities, increased to 160 basis points over treasury securities in the fourth quarter of 2007. The yield on 10-year treasury securities decreased 61 basis points between December 31, 2006 and December 31, 2007. Net unrealized gains on equity securities decreased $72,770 from December 31, 2006 to December 31, 2007. The decrease was primarily due to credit spreads widening in the preferred stock sector. The Merrill Lynch Preferred Stock Hybrid Index decreased 18.6% between December 31, 2006 and December 31, 2007.

Net investment income increased $62,387, or 8%, to $799,073 at December 31, 2007 from $736,686 at December 31, 2006. The increase is primarily the result of an increase in average invested assets and $37,173 of investment income from real estate joint venture partnerships in 2007 compared to $18,578 in 2006. The yield on average invested assets and cash and cash equivalents, which excludes investment income from real estate joint venture partnerships, was 5.69% in 2007 compared to 5.67% in 2006.

Net investment income increased $49,429, or 7%, to $736,686 at December 31, 2006 from $687,257 at December 31, 2005. The increase is primarily the result of an increase in yields and average invested assets. Net investment income includes $18,578 of investment income from real estate partnerships in 2006 compared to $12,565 in 2005. The yield on average invested assets and cash and cash equivalents, which excludes investment income from real estate joint venture partnerships, was 5.67% in 2006 compared to 5.54% in 2005.

We recorded $48,184, $810 and $765 of pre-tax realized losses in 2007, 2006 and 2005, respectively, associated with other-than-temporary declines in value of available for sale securities.

Over the last six months of 2007 the fixed maturity security and equity security markets have experienced significant volatility. This volatility has primarily been due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had market value declines.

In connection with this volatility, we recorded $6,699 and $41,485 of pre-tax other-than-temporary impairments during the three months ended September 30, 2007 and December 31, 2007, respectively. Included in these amounts are $31,908, $6,721, $2,201 and $1,309 related to banks and financial institutions, real estate investment trusts, paper/forestry companies and home builders, respectively.

The investment category and duration of our gross unrealized losses on fixed maturity securities and equity securities at December 31, 2007 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,108	$(1)	$10,189	$(21)	$11,297	$(22)
States, municipalities and political subdivisions	98,544	(525)	6,031	(53)	104,575	(578)
Foreign governments	99,985	(2,966)	47,285	(1,700)	147,270	(4,666)
Public utilities	317,542	(6,436)	114,001	(4,105)	431,543	(10,541)
Mortgage-backed securities	102,488	(3,277)	224,233	(2,790)	326,721	(6,067)
All other corporate	2,125,337	(89,862)	699,116	(32,289)	2,824,453	(122,151)

Total fixed maturity securities	$2,745,004	$(103,067)	$1,100,855	$(40,958)	$3,845,859	$(144,025)

Equity securities:
Non-sinking fund preferred stocks	$399,160	$(58,427)	$106,487	$(13,383)	$505,647	$(71,810)

The investment category and duration of our gross unrealized losses on fixed maturity securities and equity securities at December 31, 2006 were as follows:

	Less than 12 months(1)		12 Months or More(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$133,225	$(263)	$79,848	$(1,855)	$213,073	$(2,118)
States, municipalities and political subdivisions	15,201	(133)	15,620	(239)	30,821	(372)
Foreign governments	121,920	(913)	138,270	(2,236)	260,190	(3,149)
Public utilities	228,829	(3,360)	163,367	(5,438)	392,196	(8,798)
Mortgage-backed securities	298,664	(1,788)	514,961	(10,392)	813,625	(12,180)
All other corporate	1,353,284	(18,148)	1,033,966	(27,090)	2,387,250	(45,238)

Total fixed maturity securities	$2,151,123	$(24,605)	$1,946,032	$(47,250)	$4,097,155	$(71,855)

Equity securities:
Banks, trusts and insurance companies	$124	$(1)	$16	$(29)	$140	$(30)
Industrial, miscellaneous and all other	102	(2)	—	—	102	(2)
Non-sinking fund preferred stocks	187,516	(3,768)	127,657	(4,574)	315,173	(8,342)

Total equity securities	$187,742	$(3,771)	$127,673	$(4,603)	$315,415	$(8,374)

(1)	Certain unrealized losses, which were previously classified in less than 12 months, have been appropriately classified as 12 months or more in 2007 with conforming changes in 2006.

The total unrealized losses represent less than 5% and 2% of the aggregate fair value of the related securities at December 31, 2007 and 2006. Approximately 75% and 35% of these unrealized losses have been in a continuous loss position for less than twelve months in 2007 and 2006, respectively. As discussed previously, the financial markets have experienced considerable volatility over the last six months of 2007. Due to this fact, securities in an unrealized loss position for less than 12 months, has increased significantly in 2007, compared with 2006. The total unrealized losses are comprised of 1,282 and 1,394 individual securities with 77% and 94% of the individual securities having an unrealized loss of less than $200 in 2007 and 2006, respectively. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $115,926 and $12,327 in 2007 and 2006, respectively. There were no securities with an unrealized loss of greater than $200 having a market value below 67% and 88% of book value at December 31, 2007 and 2006, respectively. At December 31, 2007, 27% of the unrealized losses for fixed maturity securities and equity securities were concentrated in the banking industry with no exposure to any single issuer in the banking industry in excess of 3% of total unrealized losses.

The amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2007, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$178,960	$177,630
Due after one year through five years	541,439	529,038
Due after five years through ten years	1,151,566	1,115,669
Due after ten years	1,785,131	1,696,801

Total	3,657,096	3,519,138
Mortgage-backed securities	332,788	326,721

Total	$3,989,884	$3,845,859

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $48,184, $810 and $765 of additional other-than-temporary impairments as of December 31, 2007, 2006 and 2005, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of December 31, 2007 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. We have the ability and intent to hold these assets until the date of recovery. Therefore, the decision to sell any security in an unrealized loss position reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
Fixed maturity portfolio:		(in thousands)
Sub-prime first lien mortgages	$52,918	0.52%	$(2,405)
Second lien mortgages (including sub-prime second lien mortgages)	24,644	0.25%	91

Total exposure to sub-prime collateral	$77,562	0.77%	$(2,314)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized gain position at December 31, 2006.

	Market Value	Percentage of Portfolio	Net Unrealized Gain (Loss)
Fixed maturity portfolio:		(in thousands)
Sub-prime first lien mortgages	$110,475	1.21%	$116
Second lien mortgages (including sub-prime second lien mortgages)	37,930	0.42%	(21)
Alt-A mortgages	3,447	0.04%	—

Total exposure to sub-prime collateral	$151,852	1.67%	$95

Approximately 7.6% and 12.6% of the mortgage-backed securities had exposure to sub-prime mortgage collateral at December 31, 2007 and 2006, respectively. This represents 0.8% and 1.7% of the total fixed maturity portfolio and 1.6% and 0.1% of the total unrealized loss position at December 31, 2007 and 2006, respectively. Of the securities with sub-prime exposure, all are investment grade rated. We have no sub-prime exposure to collateralized debt obligations as of December 31, 2007 and 2006. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Loss Protection and Capital Management

As part of our overall risk and capital management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments, including significant individual or catastrophic claims, and to free up capital to enable us to write additional business.

For those product lines where there is exposure to catastrophes, we closely monitor and manage the aggregate risk exposure by geographic area. We have entered into reinsurance treaties to manage exposure to these types of events.

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

Business Dispositions

To exit certain businesses, we have used reinsurance to facilitate transactions because the businesses share legal entities with operating segments we retain. Assets supporting liabilities ceded relating to these businesses are held in trusts and the separate accounts relating to divested business are still reflected in our balance sheet.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agencies are some of the factors used in determining the amount of capital used for dividends. For 2008, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval for our statutory subsidiaries, is approximately $445,154.

Liquidity

Dividends paid by our subsidiaries totaled $436,900, $554,270 and $530,094 for the years ended December 31, 2007, 2006 and 2005, respectively. We used these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding shares.

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

Given our ALM asset allocation processes and the nature of the products we offer, we have minimal exposure to disintermediation risk. Our liabilities have limited policyholder optionality which results in policyholder behavior that is mainly insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid fixed maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs.

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

On January 25, 2008, we announced that our Board of Directors declared a quarterly dividend of $0.12 per common share payable on March 10, 2008 to stockholders of record as of February 25, 2008. We paid dividends of $0.10 per common share on March 12, 2007 and $0.12 per common share on June 12, 2007, September 11, 2007 and December 10, 2007. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

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

Our qualified pension plan was over funded by $30,283 at December 31, 2007. We established a funding policy for our qualified pension plan in which service cost plus 15% of plan deficit will be contributed annually, if needed. We made $46,117 of discretionary pension plan contributions in 2007. See Note 21 of Notes to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

Commercial Paper Program

We maintain a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our commercial paper program is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as we are in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. There were no amounts relating to the commercial paper program outstanding at December 31, 2007. We did not use the revolving credit facility during 2007 and no amounts are outstanding.

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

The table below shows our recent net cash flows:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by (used in):
Operating activities (1)	$1,212,454	$931,424	$902,947
Investing activities	(1,208,585)	(84,511)	(548,688)
Financing activities	(186,577)	(714,810)	(305,772)

Net change in cash	$(182,708)	$132,103	$48,487

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2007, 2006, and 2005.

Operating activities:

Net cash provided by operating activities was $1,212,454 and $931,424 for the years ended December 31, 2007 and 2006, respectively. The $281,030 increase in net cash provided by operating activities is primarily due to the increase in gross written premiums from our extended service contracts and creditor placed homeowners businesses and lower claim payments related to hurricane losses.

Net cash provided by operating activities was $931,424 and $902,947 for the years ended December 31, 2006 and 2005, respectively. The $28,477 increase in net cash provided by operating activities in 2006 over the comparable period in 2005 is primarily due to cash provided by reinsurance recoverables relating to settlements for 2005 hurricane losses offset by a decrease in accounts payable.

Investing Activities:

Net cash used in investing activities was $1,208,585 and $84,511 for the years ended December 31, 2007 and 2006, respectively. The $1,124,074 increase in net cash used in investing activities is mainly due to net purchases of fixed maturity securities. In addition, the increase is also attributable to changes in collateral held under securities lending and short term investments, as well as the impact on cash used for the acquisitions of Centrepoint, Swansure and Mayflower.

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

Financing Activities:

Net cash used in financing activities was $186,577 and $714,810 for the years ended December 31, 2007 and 2006, respectively. The $528,233 decrease in cash used in financing activities is primarily due to changes in collateral held under securities lending.

Net cash used in financing activities was $714,810 and $305,772 for the years ended December 31, 2006 and 2005, respectively. The $409,039 increase in net cash used in financing activities in 2006 over the comparable period in 2005 is primarily attributable to an increase in net cash used to purchase treasury stock and a change in collateral held under securities lending.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Security
Interest paid on mandatory redeemable preferred stock and debt	$61,089	$61,159	$61,179
Common stock dividends	55,038	48,157	42,050

Total	$116,127	$109,316	$103,229

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2007, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31,
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations :
Insurance liabilities (1)	$1,788,407	$1,606,331	$1,410,157	$12,033,510	$16,838,405
Debt and related interest	60,188	120,375	120,375	1,616,251	1,917,189
Mandatory redeemable preferred stock	—	—	—	21,160	21,160
Operating leases	37,792	54,455	22,403	24,401	139,051
Pension obligations and postretirement benefit	31,926	68,293	73,828	260,164	434,211
Commitments:
Investment purchases outstanding:
Unsettled trades	10,733	—	—	—	10,733
Commercial mortgage loans on real estate	30,910	—	—	—	30,910
Other investments	25,000	—	—	—	25,000
FIN 48 liability	2,151	—	15,901	—	18,052

Total obligations and commitments	$1,987,107	$1,849,454	$1,642,664	$13,955,486	$19,434,711

(1)	Insurance liabilities, reflected in the commitments and contingencies table above, include products for which we are currently making periodic payments and products for which we are not making periodic payments, but for which we believe the amount and timing of future payments is essentially fixed and determinable. Amounts included in insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $7,189,496 and claims and benefits payable of $3,303,084 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $31,813 and $33,219 of letters of credit outstanding as of December 31, 2007 and December 31, 2006, respectively.

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

Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. We assume counterparty credit risk in many forms. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. Primarily, our credit risk exposure is concentrated in our fixed maturity investment portfolio and, to a lesser extent, in our reinsurance recoverables.

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

The interest rate sensitivity relating to price risk of our fixed maturity security assets is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the United States and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis for bonds and mortgage-backed securities held in our investment portfolio:

Interest Rate Movement Analysis

of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2007

	-100	-50	0	50	100
	(in thousands)
Total market value	$10,853,555	$10,481,322	$10,126,415	$9,789,717	$9,470,183
% Change in market value from base case	7.18%	3.50%	—%	-3.32%	-6.48%
$ Change in market value from base case	$727,140	$354,907	$—	$(336,698)	$(656,232)

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

The following table summarizes the results of this analysis on our reported portfolio yield:

Interest Rate Movement Analysis

Of Portfolio Yield of Fixed Maturity Securities Investment Portfolio

As of December 31, 2007

	-100	-50	0	50	100
Portfolio Yield	5.85%	5.92%	5.99%	6.06%	6.13%
Basis Point Change in Portfolio Yield	(0.14)%	(0.07)%	—%	0.07%	0.14%

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity securities and by entering into reinsurance cessions.

Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA-and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or S&P’s ratings to determine an issuer’s rating.

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2007:

Rating	Fair Value	Percentage of Total
	(in thousands)
Aaa/Aa/A	$6,917,249	69%
Baa	2,570,640	25%
Ba	492,822	5%
B and lower	145,704	1%

Total	$10,126,415	100%

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments as described above under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance.”

For at least 50% of our $3,904,348 of reinsurance recoverables at December 31, 2007, we are protected from the credit risk by using various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,305,718 and $1,473,312 as of December 31, 2007 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.” We believe that a majority of our remaining reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 10% of Assurant preneed’s insurance policies with reserves of approximately $381,863 as of December 31, 2007 have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. We also have limited foreign exchange risk exposure to currencies other-than-the Canadian dollar, primarily the British pound and Danish krone. However, total invested assets denominated in these other currencies were less than 2% of our total invested assets at December 31, 2007.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity security assets denominated in Canadian dollars on our entire fixed maturity portfolio is summarized in the following table:

Foreign Exchange Movement Analysis

Of Market Value of Fixed Maturity Securities Assets

As of December 31, 2007

Foreign exchange spot rate at December 31, 2007, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$10,028,240	$10,077,327	$10,126,415	$10,175,503	$10,224,590
% change of market value from base case	(0.97)%	(0.48)%	—%	0.48%	0.97%
$ change of market value from base case	$(98,175)	$(49,088)	$—	$49,088	$98,175

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

Foreign Exchange Movement Analysis

Of Net Income

As of December 31, 2007

Foreign exchange daily average rate for the year ended 2007, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$650,540	$652,143	$653,746	$655,349	$656,952
% change of net income from base case	(0.49)%	(0.25)%	—%	0.25%	0.49%
$ change of net income from base case	$(3,206)	$(1,603)	$—	$1,603	$3,206

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

In 2003, we determined that the modified coinsurance agreement with The Hartford contained an embedded derivative. In accordance with the Financial Accounting Standards Board’s Derivatives Implementation Group Statement 133 Implementation Issue No. 36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”), we bifurcated the contract into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet. Contemporaneous with adoption of DIG B36, we reclassified the invested assets related to this modified coinsurance agreement from fixed maturities available for sale to trading securities, included in other investments. The combination of the two aforementioned transactions has no net impact in the consolidated statements of operations for all periods presented.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The management of Assurant is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of Assurant’s disclosure controls and procedures. Based on that evaluation, management concluded that Assurant’s disclosure controls and procedures as of December 31, 2007, were effective.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2007 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its interim chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in the 2008 Proxy Statement dated April 10, 2008 (“2008 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2008 Proxy Statement, under the captions “Directors” and “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2008 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating Committee and the Audit Committee in the 2008 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

Code of Ethics

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

Item 11. Executive Compensation

The information in the 2008 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2008 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee” in “Corporate Governance” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2008 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

This information is furnished under “Item 5—Market of Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2008 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2008 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements

The following consolidated financial statements of Assurant, Inc., incorporated by reference into Item 8, are attached hereto:

(a)2. Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Assurant, Inc. are attached hereto:

Schedule I—Summary of Investments other-than-Investments in Related Parties
Schedule II—Parent Only Condensed Financial Statements
Schedule III—Supplementary Insurance Information
Schedule IV—Reinsurance
Schedule V—Valuation and Qualifying Accounts

*	All other schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a)3. Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K originally filed on January 25, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee (incorporated by reference from Exhibit 10.27 to Registrant’s Form 10-K, originally filed on March 30, 2004).

10.1	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.2	Amendment No. 1 To The Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.3	Amendment No. 2 To the Assurant, Inc. 2004 Long-Term Incentive Plan, effective December 7, 2006 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.4	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.5	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2008.*

10.6	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.7	Amendment No. 1 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q, originally filed on November 12, 2004).*

10.8	Amendment No. 2 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.9	Amendment No. 3 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.10	Change in Control Severance Agreement with Robert B. Pollock (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).*

10.11	Amendment No. 1 To The Change in Control Severance Agreement with Robert B. Pollock (incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.12	Letter of Extension of Change in Control Severance Agreement with Robert B. Pollock.*

Exhibit Number	Exhibit Description
10.13	Change in Control Severance Agreement with Michael J. Peninger.*

10.14	Amendment No. 1 To The Change in Control Severance Agreement with Michael J. Peninger.*

10.15	Letter of Extension of Change in Control Severance Agreement with Michael J. Peninger.*

10.16	Change in Control Severance Agreement with Philip Bruce Camacho (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.17	Letter of Extension of Change in Control Severance Agreement with Phillip Bruce Camacho.*

10.18	Change in Control Severance Agreement with Lesley Silvester (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121820) and amendments thereto, originally filed on January 3, 2005).*

10.19	Amendment No. 1 To The Change in Control Severance Agreement with Lesley Silvester (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.20	Letter of Extension of Change in Control Severance Agreement with Lesley Silvester.*

10.21	Change in Control Severance Agreement with S. Craig Lemasters.*

10.22	Letter of Extension of Change in Control Severance Agreement with S. Craig Lemasters.*

10.23	Change in Control Severance Agreement with Jerome A. Atkinson.*

10.24	Letter of Extension of Change in Control Severance Agreement with Jerome A. Atkinson.*

10.25	Letter Agreement, dated October 17, 1997, between American Bankers Insurance Group and Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).*

10.26	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective November 9, 2007.*

10.27	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.28	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.29	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.30	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.31	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.32	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.33	Amended and Restated Assurant Deferred Compensation Plan, effective January 1, 2008.*

10.34	American Security Insurance Company Investment Plan Document, effective March 2003.

Exhibit Number	Exhibit Description

10.35	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.36	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.37	Agreement, dated September 1, 2003, between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc. (incorporated by reference from Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).

10.38	Amendment to the Agreement, effective May 1, 2005 between Fortis Insurance Company and its affiliates Fortis Benefits Insurance Company and John Alden Life Insurance Company and National Administration Company, Inc. (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 10, 2006).

10.39	Three Year Credit Agreement, dated as of January 30, 2004, by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, Bank One, NA, as administrative agent for the lenders, Citigroup North America Inc., as syndication agent, and Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, as co-documentation agents (incorporated by reference from Exhibit 10.26 to the Registrant’s Registration Statement on form S-1/ A (File No. 333-109984) and amendments thereto, originally filed on February 3, 2004).

10.40	First Amended and Restated Credit Agreement dated as of April 29, 2005 among Assurant, Inc., as the borrower, and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on May 16, 2005).

10.41	Amendment No. 1 To The Amended and Restated Credit Agreement Dated as of April 29, 2005 among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).

10.42	Amendment No. 2 To The Amended and Restated Credit Agreement among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, effective April 2006 (incorporated by reference from Exhibit 10.42 to the Registrant’s Form 10-K, originally filed on March 1, 2007).

10.43	Amendment No. 3 To The Amended and Restated Credit Agreement among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, effective February 2, 2007 (incorporated by reference from Exhibit 10.43 to the Registrant’s Form 10-K, originally filed on March 1, 2007).

17.1	Letter of Resignation from Michele Coleman Mayes Dated November 9, 2007.

17.2	Letter of Resignation from Michel Baise Dated January 25, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit Number	Exhibit Description

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer Emeritus of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2008.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

By:	/S/ J. KERRY CLAYTON
Name:	J. Kerry Clayton
Title:	Interim President and Chief Executive Officer Emeritus

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 3, 2008.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ J. KERRY CLAYTON J. Kerry Clayton	Interim President and Chief Executive Officer Emeritus (Principal Executive Officer)

/S/ MICHAEL J. PENINGER Michael J. Peninger	Interim Chief Financial Officer

* John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* John Michael Palms	Director

* Robert J. Blendon	Director

* Beth L. Bronner	Director

* Howard L. Carver	Director

* Juan N. Cento	Director

* Allen R. Freedman	Director

* David B. Kelso	Director

* H. Carroll Mackin	Director

By:	/S/ MICHAEL J. PENINGER
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Items 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007, for stock-base compensation on January 1, 2006 and for defined benefit pension and other postretirement plans on December 31, 2006.

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

New York, New York

March 3, 2008

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$ 10,026,355 in 2007 and $8,934,017 in 2006 )	$10,126,415	$9,118,049
Equity securities available for sale, at fair value (cost—$702,698 in 2007 and $735,566 in 2006)	636,001	741,639
Commercial mortgage loans on real estate, at amortized cost	1,433,626	1,266,158
Policy loans	57,107	58,733
Short-term investments	410,878	314,114
Collateral held under securities lending	541,650	365,958
Other investments	541,474	564,494

Total investments	13,747,151	12,429,145
Cash and cash equivalents	804,964	987,672
Premiums and accounts receivable, net	580,379	612,011
Reinsurance recoverables	3,904,348	3,914,972
Accrued investment income	149,165	137,803
Tax receivable	26,012	—
Deferred acquisition costs	2,895,345	2,397,906
Property and equipment, at cost less accumulated depreciation	275,779	275,201
Goodwill	832,656	790,519
Value of business acquired	125,612	134,437
Other assets	265,617	186,939
Assets held in separate accounts	3,143,288	3,298,543

Total assets	$26,750,316	$25,165,148

Liabilities
Future policy benefits and expenses	$7,189,496	$6,754,474
Unearned premiums	5,410,709	4,429,893
Claims and benefits payable	3,303,084	3,328,739
Commissions payable	267,886	304,640
Reinsurance balances payable	104,105	84,891
Funds held under reinsurance	50,147	49,980
Deferred gain on disposal of businesses	216,772	249,911
Obligation under securities lending	541,650	365,958
Accounts payable and other liabilities	1,332,824	1,378,199
Deferred income taxes, net	108,429	57,157
Income taxes payable	—	36,232
Debt	971,863	971,774
Mandatorily redeemable preferred stock	21,160	22,160
Liabilities related to separate accounts	3,143,288	3,298,543

Total liabilities	22,661,413	21,332,551

Commitments and contingencies (Note 26)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized,144,009,979 and 143,080,961 shares issued, 117,808,007 and 122,618,317 shares outstanding at December 31, 2007 and 2006, respectively	1,438	1,430
Additional paid-in capital	2,904,970	2,894,892
Retained earnings	2,269,107	1,676,171
Accumulated other comprehensive income	53,911	88,064
Treasury stock, at cost; 25,997,943 and 20,308,610 shares at December 31, 2007 and 2006, respectively	(1,140,523)	(827,960)

Total stockholders’ equity	4,088,903	3,832,597

Total liabilities and stockholders’ equity	$26,750,316	$25,165,148

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$7,407,730	$6,843,775	$6,520,796
Net investment income	799,073	736,686	687,257
Net realized (losses) gains on investments	(62,220)	111,865	8,235
Amortization of deferred gain on disposal of businesses	33,139	37,300	42,508
Fees and other income	275,793	340,958	238,879

Total revenues	8,453,515	8,070,584	7,497,675

Benefits, losses and expenses
Policyholder benefits	3,712,711	3,535,521	3,705,904
Amortization of deferred acquisition costs and value of business acquired	1,429,735	1,186,710	926,608
Underwriting, general and administrative expenses	2,238,851	2,191,368	2,148,297
Interest expense	61,178	61,243	61,258

Total benefits, losses and expenses	7,442,475	6,974,842	6,842,067

Income before provision for income taxes and cumulative effect of change in accounting principle	1,011,040	1,095,742	655,608
Provision for income taxes	357,294	379,871	176,253

Net income before cumulative effect of change in accounting principle	653,746	715,871	479,355
Cumulative effect of change in accounting principle	—	1,547	—

Net income	$653,746	$717,418	$479,355

Earnings per common share:
Basic
Net income before cumulative effect of change in accounting principle	$5.46	$5.65	$3.53
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$5.46	$5.66	$3.53

Diluted
Net income before cumulative effect of change in accounting principle	$5.38	$5.56	$3.50
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$5.38	$5.57	$3.50

Dividends per share	$0.46	$0.38	$0.31

Share Data:
Weighted average shares outstanding used in basic per share calculations	119,737,556	126,846,990	135,773,551
Plus: Dilutive securities	1,699,137	1,965,823	1,171,759

Weighted average shares used in diluted per share calculations	121,436,693	128,812,813	136,945,310

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
	(in thousands except number of shares)
Balance, January 1, 2005	$1,423	$2,790,476	$569,605	$(608)	$338,163	$(63,628)	$3,635,431	142,263,299
Stock plan exercises	3	7,198	—	(3,430)	—	—	3,771	300,530
Stock plan compensation expense	—	38,880		1,209	—	—	40,089	—
Modification of stock compensation plan (1)	—	43,775	—	—	—	—	43,775	—
Dividends	—	—	(42,050)	—	—	—	(42,050)	—
Acquisition of treasury shares	—	—	—	—	—	(342,148)	(342,148)	—
Comprehensive income:
Net income	—	—	479,355	—	—	—	479,355	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	(141,642)	—	(141,642)	—
Foreign currency translation, net of taxes	—	—	—	—	(4,574)	—	(4,574)	—
Pension under-funding, net of taxes	—	—	—	—	27,552	—	27,552

Total other comprehensive income							(118,664)

Total comprehensive income:							360,691

Balance, December 31, 2005	$1,426	$2,880,329	$1,006,910	$(2,829)	$219,499	$(405,776)	$3,699,559	142,563,829
Stock plan exercises	4	(5,567)	—	2,829	—	—	(2,734)	517,132
Stock plan compensation expense	—	17,569	—	—	—	—	17,569	—
Tax benefit of exercise of stock options	—	2,561	—	—	—	—	2,561	—
Dividends	—	—	(48,157)	—	—	—	(48,157)	—
Acquisition of treasury shares	—	—	—	—	—	(422,184)	(422,184)	—
Comprehensive income:
Net income	—	—	717,418	—	—	—	717,418	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	(67,627)	—	(67,627)	—
Foreign currency translation, net of taxes	—	—	—	—	6,373	—	6,373	—
Pension under-funding, net of taxes	—	—	—	—	1,331	—	1,331	—

Total other comprehensive income							(59,923)	—

Total comprehensive income:							657,495
Adoption of FAS 158, net of taxes	—	—	—	—	(71,512)	—	(71,512)

Balance, December 31, 2006	$1,430	$2,894,892	$1,676,171	$—	$88,064	$(827,960)	$3,832,597	143,080,961
Stock plan exercises	8	(18,829)	—	—	—	—	(18,821)	929,018
Stock plan compensation expense	—	19,526	—	—	—	—	19,526	—
Tax benefit of exercise of stock options	—	9,381	—	—	—	—	9,381	—
Dividends	—	—	(55,038)	—	—	—	(55,038)	—
Acquisition of treasury shares	—	—	—	—	—	(312,563)	(312,563)	—
Cumulative effect of change in accounting principles (Note 2)	—	—	(5,772)	—	—	—	(5,772)	—
Comprehensive income:
Net income	—	—	653,746	—	—	—	653,746	—
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	—	(102,245)	—	(102,245)
Net change in foreign currency translation, net of taxes	—	—	—	—	41,800	—	41,800	—
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes	—	—	—	—	26,292	—	26,292	—

Total other comprehensive loss							(34,153)

Total comprehensive income:							619,593

Balance, December 31, 2007	$1,438	$2,904,970	$2,269,107	$—	$53,911	$(1,140,523)	$4,088,903	144,009,979

(1)	The conversion on existing SARs under the previous plan (which paid appreciation to participants in the form of cash) to the amended plan (which pays appreciation to participants in the form of common stock) resulted in a $43,775 reclass of a liability to additional paid-in-capital at June 30, 2005.

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities
Net income	$653,746	$717,418	$479,355
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	19,596	533,938	(249,727)
Change in premiums and accounts receivables	(8,969)	(104,090)	(39,641)
Change in deferred acquisition costs and value of businesses acquired	(408,769)	(339,898)	(367,200)
Change in accrued investment income	(5,717)	(9,468)	(631)
Change in insurance policy reserves and expenses	887,180	100,586	928,553
Change in accounts payable and other liabilities	(16,754)	(13,552)	106,768
Change in commissions payable	(47,781)	(983)	6,243
Change in reinsurance balances payable	15,727	(44,962)	(27,930)
Change in funds held under reinsurance	(2,147)	(28,640)	(18,201)
Change in trading portfolio	7,254	13,376	5,660
Change in income taxes	16,897	121,142	32,914
Amortization of deferred gain on disposal of businesses	(33,139)	(37,301)	(42,508)
Depreciation and amortization	94,307	93,305	83,169
Net realized losses (gains) on investments	62,220	(111,865)	(8,235)
Stock based compensation expense	19,526	17,569	40,089
Excess tax benefit from share-base payment arrangements	(9,381)	(2,561)	—
Other	(40,235)	16,249	(22,369)

Net cash provided by operating activities	$1,203,561	$920,263	$906,309

Investing activities
Sales of:
Fixed maturities available for sale	$2,077,216	$1,854,030	$1,689,974
Equity securities available for sale	295,062	302,757	117,307
Property and equipment and other (1)	1,385	171,413	14,226
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	626,741	640,070	831,598
Purchase of:
Fixed maturities available for sale	(3,311,076)	(3,001,808)	(2,569,754)
Equity securities available for sale	(267,308)	(313,758)	(193,325)
Property and equipment	(58,676)	(74,706)	(56,059)
Subsidiary, net of cash received (2)	(161,985)	47,514	—
Change in commercial mortgage loans on real estate	(164,015)	(38,461)	(157,241)
Change in short term investments	(86,364)	113,408	(134,114)
Change in other invested assets	14,160	(31,989)	(19,854)
Change in policy loans	1,967	2,315	3,885
Change in collateral held under securities lending	(175,692)	244,704	(75,331)

Net cash (used in) investing activities	$(1,208,585)	$(84,511)	$(548,688)

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Financing activities
Redemption of mandatorily redeemable preferred stock	$(1,000)	$(2,000)	$—
Excess tax benefits from stock-based payment arrangements	9,381	2,561	—
Acquisition of treasury stock	(315,570)	(422,451)	(338,874)
Dividends paid	(55,038)	(48,157)	(42,050)
Change in obligation under securities lending	175,692	(244,704)	75,331
Commercial paper issued	39,958	59,941	134,821
Commercial paper repaid	(40,000)	(60,000)	(135,000)

Net cash (used in) financing activities	$(186,577)	$(714,810)	$(305,772)

Effect of exchange rate changes on cash and cash equivalents	$8,893	$11,161	$(3,362)
Change in cash and cash equivalents	(182,708)	132,103	48,487
Cash and cash equivalents at beginning of period	987,672	855,569	807,082

Cash and cash equivalents at end of period	$804,964	$987,672	$855,569

Supplemental information:
Income taxes paid, net of refunds	$334,382	$257,317	$122,406
Interest on mandatorily redeemable preferred stock and debt	$61,089	$61,159	$61,179

(1)	This includes $146,368 from the sale of our equity interest in Private Healthcare Systems Inc. (“PHCS”), in November 2006.
(2)	This relates to Safeco Financial Institution Solutions, Inc, acquired on May 1, 2006, Mayflower National Life Insurance Company, acquired on July 1, 2007, Swansure Group Limited, acquired on July 12, 2007 and Centrepoint Insurances Services, Ltd, acquired on October 1, 2007.

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

On January 21, 2005, Fortis owned approximately 36% (50,199,130 shares) of the Company based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. The Company did not receive any of the proceeds from the sale of common stock by Fortis. Fortis concurrently sold exchangeable bonds, due January 26, 2008, that were mandatorily exchangeable for up to 22,999,116 of the shares of Assurant that continued to be held by Fortis. (See Note 25—Subsequent Events)

Through its operating subsidiaries, the Company provides creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit insurance, warranties and extended service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares and per share amounts.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that can be converted into common stock were exercised as of the end of the period.

Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on foreign currency translation, unrealized gains and losses on securities classified as available for sale and expenses for pension and post-retirement plans, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Foreign Currency Translation

For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in “accumulated other comprehensive income.” Other-than-for wholly owned Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions.

Investments

Fixed maturity and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable that the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized gains and losses on investments.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Collateral held under securities lending and the obligation under securities lending are reported at cost, which approximates fair value.

Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement and invested assets associated with the Assurant Investment Plan (“AIP”). The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to the modified coinsurance arrangement and the AIP are classified as trading securities and are reported at fair value, with unrealized gains and losses recorded in earnings.

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watch-list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the write-down reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments are recognized on the specific identification basis.

Investment income is recorded as earned net of investment expenses. The Company uses the interest method to recognize interest income on its commercial mortgage loans.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. The retrospective method is used to adjust the effective yield.

Cash and Cash Equivalents

The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash accounts are netted with other positive cash accounts of the same bank provided the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

Receivables

The Company records a receivable when revenue has been recognized but the cash has not been collected. The Company maintains allowances for doubtful accounts for probable losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions. The allowance for doubtful accounts was zero and $987 at December 31, 2007 and 2006, respectively.

Reinsurance balances payable include amounts related to ceded premiums and estimated amounts related to assumed paid or incurred losses, which are reported based upon ceding entities’ estimations.

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

Income Taxes

Current federal income taxes are recognized based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

The Company classifies net interest expense and any applicable penalties as a component of income tax expense.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, and certain direct marketing expenses.

Premium deficiency testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for pre-funded funeral (“preneed”) life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Acquisition costs relating to worksite group life and disability consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

For preneed investment type annuities and universal life and investment-type annuities no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

Acquisition costs relating to a majority of individual medical contracts issued prior to 2003, a limited number of individual medical contracts issued from 2003 through 2006 in certain jurisdictions and individual voluntary limited benefit health policies issued in 2007 and later are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.

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

Acquisition costs on the majority of individual medical contracts issued from 2003 through 2006, all individual medical contracts issued after 2006 and all small group medical contracts consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred, but rather they are recorded in the consolidated statement of operations in the period in which they are incurred.

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

Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write down is recorded. The fair value is based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

The Company’s 2007 and 2006 impairment tests concluded that goodwill was not impaired.

Value of Businesses Acquired

VOBA is the identifiable intangible asset representing the value of the insurance businesses acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses and investment returns at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, preneed life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected lifetime of the policies.

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is recorded in current earnings.

Other Assets

Other assets include prepaid items and intangible assets. Intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Separate Accounts

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets (with matching liabilities) are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations because the accounts are administered by the reinsurers.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Reserves

Reserves are established according to GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

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

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. However, based on information currently available, we believe our reserve estimates are adequate.

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered, Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) contracts disposed and medical policies. Future policy benefits and expense reserves on LTC life insurance policies and annuity contracts that are no longer offered, a majority of individual medical policies issued prior to 2003, a limited number of individual medical contracts issued from 2003 through 2006 in certain jurisdictions, individual voluntary limited benefit health policies issued in 2007 and later and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for preneed funeral investment-type annuities, universal life insurance policies and investment-type annuity contracts no longer offered, and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Future policy benefits and expense reserves for preneed life insurance contracts are reported at the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

For worksite group disability, which typically has high front-end costs and are expected to remain in-force for an extended period of time, the case reserves and incurred but not reported (“IBNR”) reserves are recorded at an amount equal to the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.

Short Duration Contracts

The Company’s short duration contracts include group term life contracts, group disability contracts, medical contracts, dental contracts, property and warranty contracts, credit life and disability contracts, extended service contracts, and all other. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case and IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

The Company has exposure to asbestos, environmental and other general liability claims arising from its participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that the company discontinued writing many years ago. The Company carries case reserves for these liabilities as recommended by the various pool managers and IBNR reserves. Any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficient detailed data, reporting delays, and absence of generally accepted actuarial methodology for determining the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain.

Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are revised. Amounts reimbursed by the National Flood Insurance Program for processing and adjudication services are reported as a reduction of policyholder benefits.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Deferred Gain on Disposal of Businesses

The Company recorded a deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Debt

The Company reports debt net of unamortized discount or premium. Interest expense related to debt is expensed as incurred.

The Company reports mandatorily redeemable preferred stock equal to its redemption value.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are preneed life insurance, worksite group disability and life insurance. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies, revenues are recognized when due from policyholders. For preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on the worksite group disability and life insurance.

For a majority of individual medical contracts issued prior to 2003, a limited number of individual medical contracts currently issued from 2003 through 2006 in certain jurisdictions, individual voluntary limited benefit health policies issued in 2007 and later and traditional life insurance contracts previously sold by the preneed business but no longer offered, revenue is recognized when due from policyholders.

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

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical, dental, property and warranty, credit life and disability, and extended service contracts and individual medical contracts issued from 2003 through 2006 in most jurisdictions and 2007 and in all jurisdictions after 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Reinstatement premiums for reinsurance are netted against net earned premiums and other considerations in the statement of operations.

Fees and Other Income

The Company derives fee income primarily from providing administrative services. Fee income is recognized when services are performed.

Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor (administrative service-only plans). For these contract sales, the Company recognizes administrative fee revenue on a straight-line pro-rata basis over the terms of the service contract.

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

A legal settlement, relating to a contract dispute, was awarded to Assurant Solutions in the fourth quarter of 2006 in the amount of $62,278, which is included in fees and other income.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of DAC and VOBA, salaries and personnel benefits and other general operating expenses. These expenses are recorded as incurred.

Leases

The Company records expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“FAS 5”), which requires the Company to evaluate each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Recent Accounting Pronouncements – Adopted

On January 1, 2007, the Company adopted Statement of Position No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements that did meet new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of SOP 05-1. At adoption, the Company recognized a $6,560 decrease to deferred acquisition costs and a corresponding decrease of $4,264 (after-tax) to retained earnings.

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). FAS 155 resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the consolidated financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the statement of operations impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial position or results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption, the Company recognized a $1,508 increase to the liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings. See Note 8 for further information regarding the adoption of FIN 48.

Recent Accounting Pronouncements – Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt FAS 157 on January 1, 2008. FAS 157 will be applied prospectively as of January 1, 2008 except for certain financial instruments that were measured at fair value using a transaction price. For these financial instruments, FAS 157 requires limited retrospective adoption and thus the difference between carrying amounts and the fair values of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings. The adoption of FAS 157, including the limited retrospective adoption, will not have a material impact on the Company’s financial position or results of operations.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt FAS 159 on January 1, 2008. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 will not have an impact on the Company’s financial position or results of operations.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). EITF 06-10 provides guidance regarding the employer’s recognition of the liability and the related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. This consensus concludes that for a collateral assignment split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106, Employers’ Accounting For Postretirement Benefits Other-Than-Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12, Deferred Compensation Contracts, (“APB 12”) (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-10 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and therefore the Company is required to adopt EIFT 06-10 on January 1, 2008. The Company has been recording the liability for future benefits in accordance with APB 12 and thus the adoption of EITF 06-10 will not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, the Company is required to adopt the FAS 157 requirements for its non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

3. Business Acquisitions

During 2007 and 2006, the Company made several acquisitions with available cash. The major transactions are:

On October 1, 2007, the Company acquired 100% of the outstanding stock of Centrepoint Insurance Services Limited (“Centrepoint”), a privately held company in the United Kingdom (“U.K.”). In connection with the acquisition, the Company recorded approximately $36,000 of other intangible assets, all of which are amortizable and approximately $37,000 of goodwill. Centrepoint is a leading insurance broker of buildings and contents and mortgage payment protection insurance to financial intermediaries in the U.K., through its 4,200 mortgage-broker network.

On July 12, 2007, the Company acquired 100% of the outstanding stock of Swansure Group (“Swansure”), a privately held company in the U.K. In connection with the acquisition, the Company recorded approximately $28,000 of other intangible assets, all of which are amortizable and approximately $4,000 of goodwill. Swansure owns D&D Homecare Limited and Adminicle Limited. D&D Homecare is an insurance broker that designs and distributes general insurance products, including mortgage payment protection and buildings and contents insurance. Adminicle Limited provides a range of insurance administration and outsourcing services.

On July 1, 2007, the Company acquired 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”). Mayflower is a leading provider of preneed insurance products and services. There was no goodwill or intangible assets associated with this acquisition.

On May 1, 2006, the Company acquired 100% of the outstanding common stock of Safeco Financial Institution Solutions, Inc. (“SFIS”) from Safeco Corporation. Additionally, during 2007, the Company made certain payments to SFIS, based on contingencies reached, that were negotiated as part of the acquisition. In connection with the acquisition, the Company recorded approximately $29,000 in total of other intangible assets, all of which are amortizable. SFIS was the largest provider of creditor-placed homeowners insurance and direct tracking services for mortgage lenders and servicers nationwide. The Company also entered into a reinsurance agreement with certain Safeco Insurance Companies.

4. Business Disposition

The Company’s results of operations were affected by the following disposition:

On November 9, 2005, the Company signed an agreement with Forethought Life Insurance Company (“Forethought”) to sell through reinsurance new preneed insurance policies written as of October 1, 2005 in the U.S. via independent funeral homes and funeral home chains other-than-those owned and operated by Service Corporation International (“SCI”). In June 2007, the Company received a contract settlement fee of $5,300 from Forethought which is recorded in fees and other income in the statement of operations. This agreement does not impact preneed’s Independent—Canada operation or SCI distribution channels.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

5. Investments

The cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturity and equity securities at December 31, 2007 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$287,064	$10,236	$(22)	$297,278
States, municipalities and political subdivisions	630,196	16,931	(578)	646,549
Foreign governments	680,097	28,815	(4,666)	704,246
Public utilities	1,152,023	32,265	(10,541)	1,173,747
Mortgage-backed securities	1,014,009	12,672	(6,067)	1,020,614
All other corporate	6,262,966	143,166	(122,151)	6,283,981

Total fixed maturity securities	$10,026,355	$244,085	$(144,025)	$10,126,415

Equity securities:
Industrial, miscellaneous and all other	$21,193	$1,283	$—	$22,476
Non-sinking fund preferred stocks	681,505	3,830	(71,810)	613,525

Total equity securities	$702,698	$5,113	$(71,810)	$636,001

The cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturity and equity securities at December 31, 2006 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$324,745	$4,836	$(2,118)	$327,463
States, municipalities and political subdivisions	221,078	15,723	(372)	236,429
Foreign governments	631,740	24,071	(3,149)	652,662
Public utilities	1,074,962	38,003	(8,798)	1,104,167
Mortgage-backed securities	1,213,934	4,843	(12,180)	1,206,597
All other corporate	5,467,558	168,411	(45,238)	5,590,731

Total fixed maturity securities	$8,934,017	$255,887	$(71,855)	$9,118,049

Equity securities:
Banks, trusts and insurance companies	$186	$—	$(30)	$156
Industrial, miscellaneous and all other	505	377	(2)	880
Non-sinking fund preferred stocks	734,875	14,070	(8,342)	740,603

Total equity securities	$735,566	$14,447	$(8,374)	$741,639

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$401,325	$401,274
Due after one year through five years	2,122,363	2,154,051
Due after five years through ten years	2,496,531	2,496,331
Due after ten years	3,992,127	4,054,145

Total	9,012,346	9,105,801
Mortgage-backed securities	1,014,009	1,020,614

Total	$10,026,355	$10,126,415

Major categories of net investment income are as follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturity securities	$564,369	$517,744	$499,950
Equity securities	47,264	49,779	45,621
Commercial mortgage loans on real estate	91,702	90,000	85,942
Policy loans	3,967	3,669	3,699
Short-term investments	17,327	11,575	7,774
Other investments	59,998	57,836	52,295
Cash and cash equivalents	40,026	30,836	16,542

Total investment income	824,653	761,439	711,823

Investment expenses	(25,580)	(24,753)	(24,566)

Net investment income	$799,073	$736,686	$687,257

No material investments of the Company were non-income producing for the years ended December 31, 2007, 2006 and 2005.

The net realized (losses) gains recorded in the statement of operations for 2007, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturity securities	$(45,588)	$(147)	$(8,627)
Equity securities	(27,248)	(3,742)	(2,929)

Total marketable securities	(72,836)	(3,889)	(11,556)
Real estate	—	(232)	—
Other	10,616	115,986 (1)	19,791

Total	$(62,220)	$111,865	$8,235

(1)	Includes a $98,342 realized gain relating to the sale of PHCS.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Proceeds from sales of available for sale securities were $2,317,094, $2,201,923 and $1,817,288 during 2007, 2006 and 2005 respectively. Gross gains of $29,874, $33,511 and $31,789 and gross losses of $54,526, $36,590 and $42,580 were realized on dispositions in 2007, 2006 and 2005, respectively. For securities sold at a loss during 2007, the average period of time these securities were trading continuously below book value was approximately 14 months.

We recorded $48,184, $810 and $765 of pre-tax realized losses in 2007, 2006 and 2005, respectively, associated with other-than-temporary declines in value of available for sale securities.

Over the last six months of 2007 the fixed maturity security and equity security markets have experienced significant volatility. This volatility has primarily been due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had market value declines.

In connection with this volatility, we recorded $6,699 and $41,485 of pre-tax other-than-temporary impairments during the three months ended September 30, 2007 and December 31, 2007, respectively. Included in these amounts are $31,908, $6,721, $2,201 and $1,309 related to banks and financial institutions, real estate investment trusts, paper/forestry companies and home builders, respectively.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2007 are as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,108	$(1)	$10,189	$(21)	$11,297	$(22)
States, municipalities and political subdivisions	98,544	(525)	6,031	(53)	104,575	(578)
Foreign governments	99,985	(2,966)	47,285	(1,700)	147,270	(4,666)
Public utilities	317,542	(6,436)	114,001	(4,105)	431,543	(10,541)
Mortgage-backed securities	102,488	(3,277)	224,233	(2,790)	326,721	(6,067)
All other corporate	2,125,337	(89,862)	699,116	(32,289)	2,824,453	(122,151)

Total fixed maturity securities	$2,745,004	$(103,067)	$1,100,855	$(40,958)	$3,845,859	$(144,025)

Equity securities:
Non-sinking fund preferred stocks	$399,160	$(58,427)	$106,487	$(13,383)	$505,647	$(71,810)

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2006 were as follows:

	Less than 12 months(1)		12 Months or More(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$133,225	$(263)	$79,848	$(1,855)	$213,073	$(2,118)
States, municipalities and political subdivisions	15,201	(133)	15,620	(239)	30,821	(372)
Foreign governments	121,920	(913)	138,270	(2,236)	260,190	(3,149)
Public utilities	228,829	(3,360)	163,367	(5,438)	392,196	(8,798)
Mortgage-backed securities	298,664	(1,788)	514,961	(10,392)	813,625	(12,180)
All other corporate	1,353,284	(18,148)	1,033,966	(27,090)	2,387,250	(45,238)

Total fixed maturity securities	$2,151,123	$(24,605)	$1,946,032	$(47,250)	$4,097,155	$(71,855)

Equity securities:
Banks, trusts and insurance companies	$124	$(1)	$16	$(29)	$140	$(30)
Industrial, miscellaneous and all other	102	(2)	—	—	102	(2)
Non-sinking fund preferred stocks	187,516	(3,768)	127,657	(4,574)	315,173	(8,342)

Total equity securities	$187,742	$(3,771)	$127,673	$(4,603)	$315,415	$(8,374)

(1)	Certain unrealized losses, which were previously classified in less than 12 months, have been appropriately classified as 12 months or more in 2007 with conforming changes in 2006.

The total unrealized losses represent less than 5% and 2% of the aggregate fair value of the related securities at December 31, 2007 and 2006. Approximately 75% and 35% of our total unrealized losses have been in a continuous loss position for less than twelve months in 2007 and 2006, respectively. As discussed previously, the financial markets have experienced considerable volatility over the last six months of 2007. Due to this fact, securities in an unrealized loss position for less than 12 months, has increased significantly in 2007, compared with 2006. The total unrealized losses are comprised of 1,282 and 1,394 individual securities with 77% and 94% of the individual securities having an unrealized loss of less than $200 in 2007 and 2006, respectively. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $115,926 and $12,377 in 2007 and 2006, respectively. At December 31, 2007, 27% of the unrealized losses for fixed maturity and equity securities were concentrated in the banking industry with no exposure to any single issuer in the banking industry in excess of 3% of total unrealized losses.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2007, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$178,960	$177,630
Due after one year through five years	541,439	529,038
Due after five years through ten years	1,151,566	1,115,669
Due after ten years	1,785,131	1,696,801

Total	3,657,096	3,519,138
Mortgage-backed securities	332,788	326,721

Total	$3,989,884	$3,845,859

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any other-than-temporary impairment is charged against earnings in the proper period. The Company has reviewed these securities and recorded $48,184, $810 and $765 of other than temporary impairments as of December 31, 2007, 2006 and 2005, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in an unrealized loss position as of December 31, 2007 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The Company has the ability and intent to hold these assets until the date of recovery.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
	(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$52,918	0.52%	$(2,405)
Second lien mortgages (including sub-prime second lien mortgages)	24,644	0.25%	91

Total exposure to sub-prime collateral	$77,562	0.77%	$(2,314)

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized gain position at December 31, 2006.

	Market Value	Percentage of Portfolio	Net Unrealized Gain (Loss)
	(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$110,475	1.21%	$116
Second lien mortgages (including sub-prime second lien mortgages)	37,930	0.42%	(21)
Alt-A mortgages	3,447	0.04%	—

Total exposure to sub-prime collateral	$151,852	1.67%	$95

Approximately 7.6 % and 12.6% of the mortgage-backed securities had exposure to sub-prime mortgage collateral at December 31, 2007 and 2006, respectively. This represents 0.8% and 1.7% of the total fixed maturity portfolio and 1.6% and zero of the total unrealized loss position of the fixed maturity portfolio at December 31, 2007 and 2006, respectively. Of the securities with sub-prime exposure, all are investment grade rated. We have no sub-prime exposure to collateralized debt obligations as of December 31, 2007. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2007, approximately 38.4% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $10 to $18,627 at December 31, 2007 and from $23 to $17,768 at December 31, 2006. The mortgage loan valuation allowance for losses was $5,290 and $4,753 at December 31, 2007 and 2006, respectively.

At December 31, 2007, loan commitments outstanding totaled approximately $30,910. Furthermore, at December 31, 2007, the Company is committed to fund additional capital contributions of $25,000 to joint ventures and to certain investments in limited partnerships.

The Company has short term investments and fixed maturity securities of $514,885 and $392,397 at December 31, 2007 and 2006, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Solutions segment pre-arranged funeral business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2007 and 2006, the CPI CAPs included in other assets amounted to $7,560 and $7,400, respectively. The gain/(loss) recorded in the results of operations totaled $160, ($2,580) and ($1,795) for the periods ended December 31, 2007, 2006 and 2005, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States Government, Government Agencies and Authorities, and U.S. Corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral. At December 31, 2007 and 2006, securities with a fair value of $529,461 and $356,839, respectively, were on loan to select broker/dealers and are included in the Company’s available for sale investments. At December 31, 2007 and 2006, collateral with a loan value, which approximates fair value of $541,650 and $365,958, respectively, is included in the Company’s assets with offsetting liabilities.

6. Fair Value Disclosures

FAS No. 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts from being disclosed.

Fair values for fixed maturity securities, equity securities, collateral held and obligations under securities lending, separate account assets (with matching liabilities) and invested assets related to a modified coinsurance arrangement and the AIP are obtained from an independent pricing service which uses observable market information. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Fixed maturity securities: the fair value for fixed maturity securities, which include both public and 144A securities, is primarily based on matrix pricing models or, in the case of private placements, excluding 144A securities, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: the fair value of mutual funds is based upon quoted market prices. The fair value of preferred stocks is primarily based on matrix pricing models.

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

Other investments: the fair values of joint ventures are based on financial statements provided by partnerships or members. The invested assets related to a modified coinsurance arrangement are classified as

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

trading securities and are reported at fair value, which are primarily based on matrix pricing models. The invested assets related to the AIP are classified as trading securities and are reported at fair value, which are based on quoted market prices. The carrying amounts of the remaining other investments approximate fair value.

Collateral and obligations under securities lending: the carrying amount reported approximates fair value because of the short duration of the investments.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets are reported at their estimated fair values (with the matching liabilities), which are primarily based on quoted market prices.

Funds held under reinsurance: the carrying amount reported approximates fair value due to the short maturity of the instruments.

Debt: the fair value of debt is based upon quoted market prices.

Mandatorily redeemable preferred stock: the fair value of mandatorily redeemable preferred stock equals the carrying value for all series of mandatorily redeemable preferred stock.

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$804,964	$804,964	$987,672	$987,672
Fixed maturity securities	10,126,415	10,126,415	9,118,049	9,118,049
Equity securities	636,001	636,001	741,639	741,639
Commercial mortgage loans on real estate	1,433,626	1,480,146	1,266,158	1,302,448
Policy loans	57,107	57,107	58,733	58,733
Short-term investments	410,878	410,878	314,114	314,114
Other investments	541,474	541,474	564,494	564,494
Assets held in separate accounts	3,143,288	3,143,288	3,298,543	3,298,543
Collateral held under securities lending	541,650	541,650	365,958	365,958
Financial liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$868,775	$765,572	$730,862	$723,669
Funds held under reinsurance	50,147	50,147	49,980	49,980
Debt	971,863	942,043	971,774	1,018,966
Mandatorily redeemable preferred stocks	21,160	21,160	22,160	22,160
Liabilities related to separate accounts	3,143,288	3,143,288	3,298,543	3,298,543
Obligations under securities lending	541,650	541,650	365,958	365,958

The fair value of the Company’s liabilities for insurance contracts other-than-investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

7. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2007	2006
Insurance premiums receivable	$348,160	$368,552
Other receivables	249,039	267,046
Allowance for uncollectible amounts	(16,820)	(23,587)

Total	$580,379	$612,011

8. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense follows:

	Year Ended December 31,
	2007	2006	2005
Current expense:
Federal & State	$277,993	$283,762	$44,235
Foreign	13,991	11,691	9,228

Total current expense	291,984	295,453	53,463
Deferred expense (benefit)
Federal & State	82,551	89,459	126,076
Foreign	(17,241)	(5,041)	(3,286)

Total deferred expense	65,310	84,418	122,790

Total income tax expense	$357,294	$379,871	$176,253

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2007	2006	2005
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.5)	(0.2)	(0.2)
Dividends received deduction	(0.4)	(0.5)	(0.6)
Permanent nondeductible expenses	0.2	0.1	0.3
Change in liability for prior year taxes	0.9	0.3	(4.8)
Tax on Jobs Act repatriation	—	—	(1.2)
Foreign earnings	0.8	0.1	1.3
Foreign tax credit	(0.8)	(0.5)	(1.6)
Low-income housing credit	(0.1)	(0.2)	(0.4)
Low-income housing adjustments	—	0.1	0.3
Valuation allowance	(0.5)	0.2	—
Other	0.7	0.3	(1.2)

Effective income tax rate:	35.3%	34.7%	26.9%

Pursuant to the American Jobs Creation Act of 2004 (“The Jobs Act”), in December 2004 the Company repatriated $110,066 from its Puerto Rico subsidiaries and incurred $18,887 of tax expense. Due to a technical correction to The Jobs Act and the resolution of the U.S. Internal Revenue Service (“IRS”), the Company recaptured $8,054 of this tax as a tax benefit in 2005. There was no tax impact to the consolidated financial statements in 2006 or 2007 due to The Jobs Act.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48 the Company recognized a $1,508 increase in the liability for unrecognized tax benefits, which, as required, was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits, not including interest, is as follows:

Balance at January 1, 2007	$(28,511)
Additions based on tax positions related to the current year	(4,632)
Additions for tax positions of prior years	(13,686)
Reductions for tax positions of prior years	21,360
Lapses	514

Balance at December 31, 2007	$(24,955)

Of the total unrecognized tax benefit, $19,561, which includes interest, if recognized, would impact the Company’s consolidated effective tax rate.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $3,000 of interest expense related to income tax matters. The Company had approximately $9,000 for the payment of interest accrued on December 31, 2007.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The Company, or one of its subsidiaries, files income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999.

During 2005 the Company adjusted tax liabilities for previously provided tax accruals which were no longer considered necessary due to the resolution of IRS audits. As a result of these adjustments, the Company realized tax benefits of $32,629 for December 31, 2005 and adjusted purchase accounting goodwill by $18,096 for December 31, 2005.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2007	2006
Deferred Tax Assets
Policyholder and separate account reserves	$558,616	$420,319
Accrued liabilities	78,469	105,389
Investments, net	20,077	22,072
Loss carryforwards	27,775	20,832
Deferred gain on disposal of businesses	76,386	87,469
Compensation related	31,218	33,695
Employee and post-retirement benefits	43,154	59,990

Total deferred tax asset	835,695	749,766

Less valuation allowance	(4,258)	(8,782)

Net deferred tax asset	$831,437	$740,984

Deferred Tax Liabilities
Deferred acquisition costs	$(834,297)	$(661,278)
Net unrealized appreciation on securities	(9,978)	(64,475)
Other	(95,591)	(72,388)

Total deferred tax liability	$(939,866)	$(798,141)

Net deferred tax liability	$(108,429)	$(57,157)

During 2007, the Company recognized an income tax benefit of $5,100 primarily due to the reversal of the valuation allowance relating to international subsidiaries. The reversal was the result of management’s assessment that the deferred tax asset is considered more likely than not to be realized in future periods. At December 31, 2006 our consolidated financial statements reflected a full valuation allowance against deferred tax assets attributable to certain international subsidiaries.

Other-than-for wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred taxes is approximately $97,816. Upon distribution of such earnings in a

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

taxable event, the Company would incur additional U.S. income taxes of approximately $23,377 net of anticipated foreign tax credits.

At December 31, 2007, the Company and its subsidiaries had net operating loss carry forwards for U.S. federal and foreign income tax purposes. Net operating loss carryforwards total $83,685 and will expire if unused as follows:

Expiration Year	Amount
2009	$28
2010	558
2012	188
2014	212
2015	269
2016	666
2017	7,693
2018	569
2021	12,933
2022	5,975
2023	6,688
unlimited	47,906

$83,685

9. Deferred Acquisition Costs

Information about deferred acquisition costs follows:

	December 31,
	2007	2006	2005
Beginning balance	$2,397,906	$2,022,308	$1,647,654
Costs deferred and other (1)	1,915,070	1,544,736	1,282,027
Amortization	(1,411,071)	(1,169,138)	(907,373)
Cumulative effect of change in accounting principle for SOP 05-01	(6,560)	—	—

Ending balance	$2,895,345	$2,397,906	$2,022,308

(1)	Includes foreign currency translation

10. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2007	2006
Land	$14,359	$14,359
Buildings and improvements	197,419	190,056
Furniture, fixtures and equipment	375,632	339,401

Total	587,410	543,816
Less accumulated depreciation	(311,631)	(268,615)

Total	$275,779	$275,201

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Depreciation expense for 2007, 2006 and 2005 amounted to $55,126, $48,629 and $49,901, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

11. Goodwill, VOBA and Intangibles

Information about goodwill, VOBA and intangibles is as follows:

	Goodwill for the Years Ended December 31,			VOBA for the Years Ended December 31,			Intangibles for the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Beginning Balance	$790,519	$804,864	$823,054	$134,437	$151,512	$170,663	$122,637	$126,382	$58,893
Additions/ (Deletions)	40,702	(14,183)	(340)	9,397	481	—	73,836	33,774	93,474
Amortization, net of interest accrued	—	—	—	(18,664)	(17,572)	(19,235)	(35,740)	(37,519)	(25,985)
Foreign currency translation and other	1,435	31	246	442	16	84	—	—	—
Tax adjustments	—	(193)	(18,096)	—	—	—	—	—	—

Ending Balance	$832,656	$790,519	$804,864	$125,612	$134,437	$151,512	$160,733	$122,637	$126,382

As prescribed under FAS 142, the Company has assigned goodwill to its reportable operating segments. The Corporate and other segment is not assigned goodwill. Below is a rollforward of goodwill by reportable segment. This assignment of goodwill is performed only for FAS 142 impairment testing purposes.

	Solutions	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2005	$159,817	$239,726	$220,243	$185,078	$804,864

Acquisitions/(Dispositions)	1,757	—	(15,940)	—	(14,183)
Foreign currency translation and other	(162)	—	—	—	(162)

Balance at December 31, 2006	$161,412	$239,726	$204,303	$185,078	$790,519

Acquisitions	40,702	—	—	—	40,702
Foreign currency translation and other	1,435	—	—	—	1,435

Balance at December 31, 2007	$203,549	$239,726	$204,303	$185,078	$832,656

As of December 31, 2007, the majority of the outstanding balance of VOBA is from the Company’s preneed business which is part of the Solutions segment. VOBA in the preneed business assumes interest rates ranging from 5.4% to 7.5%.

At December 31, 2007 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2008	$16,572
2009	13,973
2010	12,589
2011	11,190
2012	8,983
Thereafter	62,305

Total	$125,612

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. At December 31, 2007 the estimated amortization of intangibles with finite lives for the next five years is as follows:

Year	Amount
2008	$26,706
2009	21,962
2010	18,749
2011	16,370
2012	12,209

12. Reserves

The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2007				December 31, 2006
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,479,115	$3,877	$11,559	$3,991	$3,031,487	$3,339	$10,599	$3,094
Life insurance no longer offered	511,093	765	1,414	509	502,406	784	1,356	467
Universal life and other products no longer offered	307,930	1,689	267	8,211	331,257	1,537	263	8,289
FFG, LTC and other disposed businesses	2,756,059	44,414	270,085	35,406	2,731,285	45,129	262,960	34,743
Medical	130,005	18,564	14,712	30,998	152,954	23,827	34,454	43,602
All other	5,294	316	14,174	6,248	5,085	504	11,532	7,213
Short Duration Contracts:
Group term life	—	6,659	231,534	49,509	—	6,787	243,753	53,221
Group disability	—	2,806	1,363,098	161,733	—	2,195	1,362,594	156,296
Medical	—	109,755	115,198	201,601	—	95,651	123,736	192,394
Dental	—	5,035	3,479	17,419	—	3,796	4,746	19,873
Property and Warranty	—	1,816,436	192,307	312,091	—	1,488,253	195,306	296,336
Credit life and disability	—	494,118	102,151	87,373	—	494,113	125,909	93,261
Extended service contract	—	2,768,048	4,606	40,736	—	2,179,345	3,075	32,462
All other	—	138,227	9,678	12,997	—	84,633	3,251	3,954

Total	$7,189,496	$5,410,709	$2,334,262	$968,822	$6,754,474	$4,429,893	$2,383,534	$945,205

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The following table provides a roll forward of the Company’s product lines with the most significant short duration claims and benefits payable balances; group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical(4)	Long Duration Medical(4)	Property and Warranty(3)
Balance as of December 31, 2004, gross of reinsurance (5)	$320,523	$1,436,369	$353,538	$122,707	$686,494
Less: Reinsurance ceded and other (1)	(36)	(16,633)	(70,547)	(18,327)	(303,572)

Balance as of January 1, 2005, net of reinsurance (5)	320,487	1,419,736	282,991	104,380	382,922
Incurred losses related to:
Current year	209,667	382,172	1,114,229	335,788	583,837
Prior year’s interest	10,635	64,474	—	—	—
Prior year (s)	(57,401)	(38,018)	(53,192)	(17,632)	19,627 (2)

Total incurred losses	162,901	408,628	1,061,037	318,156	603,464
Paid losses related to:
Current year	127,289	71,780	872,899	259,863	363,547
Prior year (s)	42,686	274,726	207,137	79,817	230,233

Total paid losses	169,975	346,506	1,080,036	339,680	593,780
Balance as of December 31, 2005, net of reinsurance (5)	313,413	1,481,858	263,992	82,856	392,606
Plus: Reinsurance ceded and other (1)	663	17,058	60,114	13,936	554,412

Balance as of December 31, 2005, gross of reinsurance (5)	$314,076	$1,498,916	$324,106	$96,792	$947,018
Less: Reinsurance ceded and other (1)	(663)	(17,058)	(60,114)	(13,936)	(554,412)

Balance as of January 1, 2006, net of reinsurance	313,413	1,481,858	263,992	82,856	392,606
Incurred losses related to:
Current year	196,388	393,849	1,110,600	280,538	713,943
Prior year’s interest	10,217	65,124	—	—	—
Prior year (s)	(59,882)	(83,206)	(45,629)	(11,668)	(40,597)

Total incurred losses	146,723	375,767	1,064,971	268,870	673,346
Paid losses related to:
Current year	123,439	69,819	868,805	218,388	508,931
Prior year (s)	40,536	281,807	194,370	63,694	206,556

Total paid losses	163,975	351,626	1,063,175	282,082	715,487
Balance as of December 31, 2006, net of reinsurance (5)	296,161	1,505,999	265,788	69,644	350,465
Plus: Reinsurance ceded and other (1)	813	12,891	50,342	8,412	141,177

Balance as of December 31, 2006, gross of reinsurance (5)	$296,974	$1,518,890	$316,130	$78,056	$491,642

Less: Reinsurance ceded and other (1)	(813)	(12,891)	(50,342)	(8,412)	(141,177)

Balance as of January 1, 2007, net of reinsurance	296,161	1,505,999	265,788	69,644	350,465
Incurred losses related to:
Current year	177,561	385,929	1,181,341	199,748	839,672
Prior year’s interest	9,738	65,239	—	—	—
Prior year (s)	(54,683)	(91,216)	(37,902)	(14,564)	(43,923)

Total incurred losses	132,616	359,952	1,143,439	185,184	795,749
Paid losses related to:
Current year	111,417	75,185	926,074	163,560	598,066
Prior year (s)	37,667	302,334	207,765	49,604	162,844

Total paid losses	149,084	377,519	1,133,839	213,164	760,910
Balance as of December 31, 2007, net of reinsurance (5)	279,693	1,488,432	275,388	41,664	385,304
Plus: Reinsurance ceded and other (1)	1,350	36,399	41,411	4,046	119,094

Balance as of December 31, 2007, gross of reinsurance (5)	$281,043	$1,524,831	$316,799	$45,710	$504,398

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.
(2)	The $19,627 Property and Warranty 2005 reserve deficiency is net of $61,943 of additional claims and benefits payable in 2005 attributable to certain excess of loss reinsurance programs written from 1995 to 1997 (see Note 26, Commitments and Contingencies for further discussion).
(3)	Certain 2006 amounts which were previously classified in incurred losses related to prior year(s) have been appropriately classified in incurred losses related to current year.
(4)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(5)	The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $84,139, $95,529 and $115,873 at December 31, 2007, 2006 and 2005, respectively.

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, property and warranty, credit life and disability, extended service contracts and all other. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

Case and IBNR reserves are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefit changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

Since case and IBNR reserves include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, if the amounts listed on the line labeled “Incurred losses related to: Prior years” are negative (redundant) this means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. If the line labeled “Incurred losses related to: Prior years” are positive (deficient) this means that the Company’s actual losses incurred related to prior years for these lines were greater than the estimates previously made by the Company.

Medical reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits) have been excluded from the incurred loss roll-forwards because they cannot be analyzed appropriately under a roll-forward approach.

The Group Term Life case and IBNR reserve redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves.

Group Disability case and IBNR reserves show redundancies in all years due to actual claim recovery rates exceeding those assumed in prior year reserves. During the three year period, recoveries and terminations due to death were the most favorable in 2007 and 2006 leading to a higher reserve redundancy in those years.

The redundancies in our Medical lines case and IBNR reserves were caused by the Company’s claims and other case reserves developing more favorably than expected. The Company’s actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

In 2007, the Company’s Property and Warranty case and IBNR reserves show redundancies from the Company’s creditor-placed homeowners, due to lower than anticipated loss ratios. In 2006 and 2005, the core Property and Warranty lines had similar experience to 2007, but in 2005 the redundancy was more than offset by $61,943 of additional claims and benefits payable amounts related to certain excess of loss reinsurance programs written from 1995 to 1997. (See Note 26, Commitments and Contingencies, for further discussion on the excess of loss reinsurance programs.) For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all years presented, there were no material changes in estimated amounts for incurred claims in prior years. Property and Warranty case and IBNR reserves were at their highest level at December 31, 2005 due to outstanding 2005 hurricane claims, which were paid in 2006.

The Company’s group disability products are short duration contracts that include short and long term disability coverage. Case and IBNR reserves for long-term disability have been discounted at 5.25% in 2007 and 2006. The December 31, 2007 and 2006 liabilities net of reinsurance include $1,456,808 and $1,478,368 respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2007 and 2006 are $512,245 and $466,170, respectively.

Long Duration Contracts

The Company’s long duration contracts are primarily comprised of preneed life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered, FFG and LTC disposed businesses and medical policies. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

The Assurant Solutions segment, through its preneed business, manages preneed insurance products through two separate divisions, the independent division and the American Memorial Life Insurance Company (“AMLIC”) division. The Company signed an agreement with Forethought on November 9, 2005 whereby the Company discontinued writing new preneed insurance policies in the U.S. via Independent Funeral Homes (see Note 4). The reserves for future policy benefits and expenses for pre-funded funeral life and annuity contracts and traditional life insurance no longer offered by the preneed business differ by division and are established based upon the following assumptions.

Preneed Business—Independent Division

Interest and discount rates for preneed life insurance are level, vary by year of issuance and product, and ranged from 4.7% to 7.3% in 2007 and 2006 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in 2007 and 2006.

Interest and discount rates for traditional life insurance no longer offered vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2007 and 2006 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2007 and 2006.

Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future policy benefit increases on preneed life insurance policies ranged from 1.0% to 7.0% in 2007 and 2006. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2007 and 2006, with the exception of most policies issued in 2005 and later where the assumption was 2.3%.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2007 and 2006. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

Preneed Business—AMLIC Division

Interest and discount rates for preneed life insurance policies issued or acquired in October 2000 and beyond vary by issue year and are based on pricing assumptions and can be modified to allow for provisions for adverse deviation. Discount rates for 2007 and 2006 policy issues ranged from 5.3% to 6.0%. Preneed life insurance policies issued prior to October 2000 and all traditional life policies issued by the AMLIC division use discount rates, which vary by issue year and product. These policy issues ranged from 2.5% to 7.5% in 2007 and 2006.

Mortality assumptions for preneed life insurance products issued or acquired in October 2000 and beyond are based upon pricing assumptions, which approximate actual experience, and modified to allow for provisions for adverse deviation. Surrender rates for preneed life insurance products issued or acquired in October 2000 and beyond vary by product and are based upon pricing assumptions, which approximate actual experience. Mortality assumptions for all preneed life insurance and traditional life insurance acquired by the AMLIC division prior to October 2000 are based on statutory valuation requirements, which approximate GAAP, with no explicit provision for lapses.

Future policy benefit increases are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2007 and ranged from 0.0% to 6.0% in 2006. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2007 and 2006. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2007 and 2006.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities. These rates ranged from 1.0% to 6.5% in 2007 and 2006. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the U.S. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products no longer offered in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2007 and 2006, except for limited policies with credited rates that ranged from 4.5% to 6.0% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 5.1% in 2007 and 2006. Guaranteed crediting rates where present ranged from 4.0% to 4.5%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

FFG and LTC

The reserves for FFG and LTC are included in the Company’s reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see Note 13).

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

13. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2007	2006
Ceded future policyholder benefits and expense	$2,662,654	$2,635,445
Ceded unearned premium	643,792	637,447
Ceded claims and benefits payable	540,615	577,052
Ceded paid losses	57,287	65,028

Total	$3,904,348	$3,914,972

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2007			2006			2005
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned
Premiums and other considerations	$1,050,202	$7,790,573	$8,840,775	$1,207,705	$7,152,654	$8,360,359	$1,391,120	$6,902,914	$8,294,034
Premiums assumed	687	568,265	568,952	1,578	482,718	484,296	59,706	308,432	368,138
Premiums ceded	(402,442)	(1,599,555)	(2,001,997)	(497,315)	(1,503,565)	(2,000,880)	(530,500)	(1,610,876)	(2,141,376)

Net earned premiums and other considerations	$648,447	$6,759,283	$7,407,730	$711,968	$6,131,807	$6,843,775	$920,326	$5,600,470	$6,520,796

Direct policyholder benefits	$1,502,722	$3,244,144	$4,746,866	$1,657,362	$3,050,635	$4,707,997	$1,797,670	$4,392,112	$6,189,782
benefits assumed	4,887	290,526	295,413	6,134	291,320	297,454	32,494	219,665	252,159
benefits ceded	(918,934)	(410,634)	(1,329,568)	(1,037,690)	(432,240)	(1,469,930)	(1,050,329)	(1,685,708)	(2,736,037)

Net policyholder benefits	$588,675	$3,124,036	$3,712,711	$625,806	$2,909,715	$3,535,521	$779,835	$2,926,069	$3,705,904

The Company had $499,656 and $372,678, respectively, of invested assets held in trusts or by custodians as of December 31, 2007 and 2006, respectively, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in the Assurant Solutions and Assurant Specialty Property segments, for client risk and profit sharing.

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company’s various segments, including significant individual or catastrophic claims, and to free up capital which enables the Company to write additional business.

For those product lines where there is exposure to losses from catastrophic events, the Company closely monitors and manages the aggregate risk exposure by geographic area. The Company has entered into reinsurance treaties to manage exposure to these types of events.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To mitigate this risk, the Company has control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with the Company’s reinsurers for the sharing of risks. A.M. Best ratings for The Hartford and John Hancock, the reinsurers we have the most exposure to, are A+ and A++, respectively. The majority of our remaining reinsurance exposure has been ceded to companies rated A– or better by A.M. Best.

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded related to these businesses are held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet.

The reinsurance recoverable from The Hartford was $1,305,718 and $1,366,601 as of December 31, 2007 and 2006, respectively. The reinsurance recoverable from John Hancock was $1,473,312 and $1,361,615 as of December 31, 2007 and 2006, respectively. The Company would be responsible for administering this business in the event of a default by reinsurers. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. As of December 31, 2007 there have been no default events by The Hartford or John Hancock and the Company has not been obligated to fulfill any of the reinsurers’ obligations.

Segment Client Risk and Profit Sharing

The Assurant Solutions and Assurant Specialty Property segments write business produced by their clients, such as mortgage lenders and servicers, financial institutions and reinsures all or a portion of such business to insurance subsidiaries of the clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

A substantial portion of Assurant Solutions and Assurant Specialty Property’s reinsurance activities are related to agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, the Company’s insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance.

The Company’s reinsurance agreements do not relieve the Company from its direct obligation to its insureds. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements. To mitigate its exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and holds substantial collateral (in the form of funds, trusts, and letters of credit) as security under the reinsurance agreements.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

14. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is being amortized over the life of the notes and is included as part of interest expense on the statement of operations. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. The senior notes were registered under the Securities Act in 2004 and all of the holders exchanged their notes for the new, registered notes.

The interest expense incurred for the years ended December 31, 2007, 2006 and 2005 related to the senior notes was $60,188. There was $22,570 of accrued interest at December 31, 2007, 2006 and 2005, respectively. The Company made interest payments of $30,094 on February 15, 2007 and August 15, 2007, respectively.

The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. (successor by merger to Banc One Capital Markets, Inc.) and Citigroup Global Markets, Inc., which was established on January 30, 2004. In April 2005, the Company amended and restated its $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back the commercial paper program. On January 9, 2007 and April 18, 2007 the Company used $20,000 from the commercial paper program for general corporate purposes, which was repaid on January 16, 2007 and April 25, 2007, respectively. There were no amounts relating to the commercial paper program outstanding at December 31, 2007 and 2006. The Company did not use the revolving credit facility during the twelve months ended December 31, 2007 and no amounts are currently outstanding.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants and maintains all specified minimum ratios and thresholds.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Information about the preferred stock is as follows:

	December 31,
	2007	2006
Preferred stock, par value $1.00 per share:
Series B: 19,160 shares designated, 16,160 and 17,160 shares issued and outstanding in 2007 and 2006 respectively	$16,160	$17,160
Series C: 5,000 shares designated, issued and outstanding	5,000	5,000

Total	$21,160	$22,160

There was no change in the outstanding shares of Series C for the years ended December 31, 2007, 2006 and 2005. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Shares outstanding, beginning	17,160	19,160	19,160
Shares redeemed	(1,000)	(2,000)	—

Shares outstanding, ending	16,160	17,160	19,160

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

Holders of the Series B Preferred Stock may elect to have any or all of their shares redeemed by the Company at any time since April 1, 2002, and the Company must redeem all shares of the Series B no later than July 1, 2017. Holders of the Series C Preferred Stocks may elect to have any or all of their shares redeemed by the Company any time after April 1, 2022, and the Company must redeem all shares of the Series C Preferred Stock no later than July 1, 2027. The Company also has the right and the obligation to redeem the Series B and Series C Preferred Stocks upon the occurrence of certain specified events. The redemption price in all cases shall equal the $1,000 per share liquidation price plus all accumulated and unpaid dividends. The Company is not required to establish any sinking fund or similar funds with respect to such redemptions. None of the shares of Series B or Series C Preferred Stocks are convertible into common stock or any other equity security of the Company. However, holders of the Series B and Series C Preferred Stocks are entitled to one vote per share owned of record on all matters voted upon by the Company stockholders, voting with the holders of common stock as a single class, and not as a separate class or classes. The shares of Series B and Series C Preferred Stocks are subject to certain restrictions on transferability, and the Company has the right of first refusal to acquire the shares if any holder thereof desires to make a transfer not otherwise permitted by the terms thereof.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

16. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2007	2006	2005
Shares outstanding, beginning	122,618,317	130,591,834	139,766,177
Vested restricted shares, net (a)	35,969	50,900	24,546
Issuance to Board of Directors	10,396	11,555	14,207
Issuance related to ESPP	156,517	152,567	148,877
Issuance related to SARS exercise	676,141	275,677	37,295
Shares repurchased as part of buy-back program	(5,689,333)	(8,464,216)	(9,391,968)
Net shares repurchased as part of Executive 401k plan	—	—	(7,300)

Shares outstanding, ending	117,808,007	122,618,317	130,591,834

(a)	Vested Restricted Shares shown net of shares retired to cover participant tax liability

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired and it is management’s intent not to reissue these shares.

17. Incentive Plans

Stock Based Incentive Plans

Prior to January 1, 2006, the Company accounted for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which required compensation expense for compensatory plans to be recognized based on the intrinsic value of the award. Effective January 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation costs are recognized based on the grant date fair value, in accordance with FAS 123R, for new awards granted after January 1, 2006 as well as any unvested portion of awards granted prior to January 1, 2006. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefit related to employee stock based compensation awards as of the adoption date of FAS 123R. For the years ended December 31, 2007 and 2006, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

FAS 123R required that a one time cumulative adjustment be made at the adoption date to record an estimate of future forfeitures on outstanding awards. This adjustment is the amount of compensation cost recorded prior to the adoption of FAS 123R related to outstanding awards that were not expected to vest, based on an estimate of forfeitures as of the FAS 123R adoption date. The cumulative adjustment, net of taxes, had a positive impact of $1,547 on the consolidated results of operations of the Company for the year ended December 31, 2006.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

FAS 123R, and in accordance with APB 25, the Company recorded the full fair value of all issued but unvested Restricted Stock to additional paid in capital with an offsetting amount to Unamortized Restricted Stock Compensation (contra-equity account) which represented the amount of compensation costs not yet recognized for Restricted Stock.

Directors Compensation Plan

The Company’s Directors Compensation Plan permits the issuance of up to 500,000 new shares of the Company’s common stock to non-employee Directors. Under this plan, each non-employee Director shall receive annual compensation in the form of both common stock and Stock Appreciation Rights (“SARs”) equal to $60 each. Awards to a non-employee Director vest immediately and must be held for 5 years subsequent to the date of grant or settlement, or one year post-resignation. The compensation expense recorded related to shares issued under the Directors Plan was $625, $565 and $505 for the years ended December 31, 2007, 2006 and 2005, respectively.

Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan (“LTIP”) authorizes the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (“ALTIP”), Business Value Rights Program (“BVR”) and CEO Equity Grants Program.

Under the ALTIP, the Company is authorized to grant restricted stock and SARs, subject to approval by the Compensation Committee, which is made up of members of the Board of Directors. Restricted stock grants under the ALTIP are made annually and vest pro-ratably over a three year period. Unearned compensation, representing the market value of the shares at the date of issuance, is charged to earnings over the vesting period. SARs grants under the ALTIP are also made annually. SARs awards granted prior to 2007, vest as of December 31 of the second calendar year following the year in which the award was granted, and have a five year contractual life. SAR awards granted in 2007 and in future years, will vest on the third anniversary from the date the award was granted and will have a five year contractual life. SARs not exercised prior to the end of the contractual life are automatically exercised on that date.

Under the BVR Program, the Company grants SARs, subject to the approval of the Compensation Committee or a Board of Directors designee. SARs grants under this plan are made annually and have a three year cliff vesting period and a three year contractual life, at the end of which the rights are automatically exercised.

The Company’s CEO is authorized by the Board of Directors to grant common stock and restricted stock to employees other-than-the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) limited to 100,000 new shares per year. Restricted stock grants under this program have different vesting schedules.

Under the LTIP, restricted stock vest and SARs are exercised, net of taxes at the option of the participants.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Restricted Stock

A summary of the Company’s outstanding Restricted Stock is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2006	154,033	$45.55
Grants	124,312	$55.18
Vests	(59,321)	$44.80
Forfeitures	(14,996)	$48.67

Shares outstanding at December 31, 2007	204,028	$51.41

The compensation expense recorded related to restricted stock was $5,009, $3,366, and $1,616 for the years ended December 31, 2007, 2006 and 2005, respectively. The related total income tax benefit recognized was $1,753, $1,178 and zero for the years ended December 31, 2007, 2006 and 2005 respectively. The weighted average grant date fair value for restricted stock granted in 2006 and 2005 was $49.65 and $36.98, respectively.

As of December 31, 2007, there was $4,590 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $3,365, $2,862 and $979, respectively.

Stock Appreciation Rights

On April 7, 2005, the Company approved an amendment to the LTIP. The amendment, which was effective June 30, 2005, amended SARs from rights that paid appreciation to participants in the form of cash to rights that pay appreciation to participants in the form of shares of the Company’s common stock.

A summary of the Company’s SARs is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
SARs outstanding, December 31, 2006	6,212,180	$32.35
Grants	1,541,505	$53.52
Exercises	(1,897,678)	$24.72
Forfeitures and adjustments	(345,176)	$46.86

SARs outstanding, December 31, 2007	5,510,831	$39.99	3.54	$148,223

SARs exercisable at December 31, 2007	2,618,965	$28.95	4.12	$99,394

There were 1,541,505 and 1,400,377 SARs granted during the years ended December 31, 2007 and 2006, respectively. The compensation expense recorded related to SARs was $12,545 and $14,779 for the years ended December 31, 2007 and 2006, respectively. The related income tax benefit recognized was $4,352 and $5,142 for the years ended December 31, 2007 and 2006. Total compensation expense for 2007 includes $111 for SARs granted to the Board of Directors, which vest immediately. The weighted average grant date fair value for SARs granted in 2007 and 2006 were $11.44 and $11.37, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The total intrinsic value of SARs exercised during the years ended December 31, 2007 and 2006 was $64,872 and $22,790, respectively. As of December 31, 2007, there was approximately $16,262 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.56 years.

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the year ended December 31, 2007 were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the year ended December 31, 2007 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current expected annual dividend and share price on the grant date.

	For awards granted during theyears ended December 31,
	2007	2006
Expected volatility	19.99 - 20.57%	20.25 - 22.85%
Expected term (years)	3.0 - 4.0	3.00 - 3.88
Risk free interest rates	4.41 - 4.43%	4.77 - 4.89%
Dividend yield	0.75%	0.65%

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their after-tax compensation in each offering period toward the purchase of shares of the Company’s common stock. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of the common stock on the first or last day of the offering period. Prior to January 1, 2006, participants’ contributions were limited to a maximum of $6 per offering period. The ESPP was amended in November 2005 to increase the maximum contribution to $7.5 per offering period, or $15 per year.

The ESPP is offered to individuals who are scheduled to work at least 20 hours per week and at least five months per year, have been continuously employed for at least six months by the start of the offering period, are not temporary employees (employed less than 12 months), and have not been on a leave of absence for more than 90 days immediately preceding the offering period. Participants must be employed on the last trading day of the offering period in order to purchase Company shares under the ESPP. The maximum number of shares that can be purchased each offering period is 5,000 shares per employee.

In January 2008, the Company issued 70,646 shares to employees at a price of $53.45 for the offering period of July 1 through December 31, 2007. In January 2007, the Company issued 80,282 shares to employees at a price of $43.52 for the offering period of July 1 through December 31, 2006. In January 2006, the Company issued 73,992 shares at a price of $32.59 for the offering period of July 1 through December 31, 2005.

In July 2007, the Company issued 76,235 shares to employees at a price of $50.26 for the offering period of January 1 through June 30, 2007. In July 2006, the Company issued 78,575 shares to employees at a price of $39.66 for the offering period of January 1 through June 30, 2006.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The compensation expense recorded related to the ESPP was $1,346 and $1,239 for the years ended December 31, 2007 and 2006, respectively. The related income tax benefit for disqualified disposition was $131 and $52 for the years ended December 31, 2007 and 2006, respectively. Prior to the adoption of FAS 123R, the Company accounted for ESPP in accordance with APB 25 as a non-compensatory plan, and accordingly did not record any compensation expense.

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

	For awards issued during the years ended December 31,
	2007	2006
Expected volatility	17.15 - 22.43%	21.06 - 21.09%
Risk free interest rates	5.03 - 5.24%	3.35 - 4.35%
Dividend yield	0.71 - 0.82%	0.72 - 0.88%
Expected term (years)	0.5	0.5

Pro-Forma Disclosure

The following pro-forma information of net income and net income per share amounts were determined as if the Company had accounted for SARs and the ESPP under the fair value method of FAS 123 for the year ended December 31, 2005. This disclosure is not equivalent to the impact of FAS 123R.

For the Year Ended December 31, 2005

Net income as reported	$479,355
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	46,530
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,690)

Pro forma net income	$485,195

Earnings per share as reported:
Basic	$3.53
Diluted	$3.50

Pro forma earnings per share:
Basic	$3.57
Diluted	$3.54

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Non-Stock Based Incentive Plans

Deferred Compensation

The Deferred Compensation Programs consist of three plans: the Assurant Investment Plan (“AIP”), the American Security Insurance Company Plan (“ASIC”) and the Assurant Deferred Compensation Plan (“ADC”). The AIP and ASIC Plans provided key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. Both Plans were frozen in December 2004 and no additional contributions can be made to the Plans. Effective March 1, 2005, the ADC Plan was established as an amendment and restatement of the AIP and ASIC plans in order to comply with The Jobs Act. The ADC Plan provides key employees the ability to defer a portion of their eligible compensation to be invested in a variety of mutual funds. Deferrals and withdrawals under the ADC plan are fully compliant with The Jobs Act definition of eligible compensation and distribution requirements. The amounts included in other investments and other liabilities related to the Deferred Compensation program were $102,747 and $105,328 at December 31, 2007 and 2006, respectively.

Executive 401(k) Plan

During the year ended December 31, 2005, the Company purchased 12,900 treasury shares for $438 via a Rabbi Trust which was allocated to the Assurant Stock Fund. Effective December 2005, the Assurant Stock Fund was dissolved and the Company’s stock will no longer be offered to participants of the Executive 401(k) Plan.

18. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2007	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	360,000	$56.12	360,000
February	370,000	54.70	370,000
March	691,833	53.50	691,833
April	623,000	57.01	623,000
May	647,700	59.78	647,700
June	713,700	58.82	713,700
July	971,200	54.98	971,200
August	1,311,900	49.92	1,311,900
September	—	—	—
October	—	—	—
November	—	—	—
December	—	—	—

Total	5,689,333	$54.94	5,689,333

On November 10, 2006, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to $600,000 of its outstanding common stock. Shares repurchased under this authorization were 5,689,333 shares at a cost of $312,563 for the year ended December 31, 2007.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

On September 4, 2007, the Company announced that it had suspended the November 10, 2006 stock repurchase program, which has $260,992 remaining under the current authorization. In the future, the Company will evaluate the potential for reinstituting the repurchase program.

19. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Pension Under- funding	Accumulated Other Comprehensive Income
Balance at December 31, 2004	$40,836	$334,898	$(37,571)	$338,163
Activity in 2005	(4,574)	(141,642)	27,552	(118,664)

Balance at December 31, 2005	36,262	193,256	(10,019)	219,499

Activity in 2006	6,373	(67,627)	1,331	(59,923)
Adoption of FAS 158	—	—	(71,512)	(71,512)

Balance at December 31, 2006	42,635	125,629	(80,200)	88,064

Activity in 2007	41,800	(102,245)	26,292	(34,153)

Balance at December 31, 2007	$84,435	$23,384	$(53,908)	$53,911

The unrealized (gains) losses on securities is net of reclassification adjustments of $(44,389), $(8,886), and $(5,017), net of tax, in 2007, 2006 and 2005, respectively, for net realized gains (losses) on sales of securities included in net income.

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

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s US domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2007	2006		2005
Statutory net income (loss)
P&C companies	$310,666	$242,848		$(14,357	)(1)
Life companies	346,930	474,966	(2)	384,755

Total statutory net income	$657,596	$717,814		$370,398

(1)	The $(14,357) P&C Companies statutory net loss in 2005 includes an after-tax charge of approximately $101,100 relating to American Reliable Insurance Company (“ARIC”) a wholly owned subsidiary that participated in certain excess of loss reinsurance programs. See Note 26—Commitments and Contingencies
(2)	The $ 474,966 Life Companies statutory net income in 2006 includes a gain of approximately $31,700 (after-tax) resulting from the April 2006 sale of the Canadian insurance operations of Union Security Insurance Company (USIC) to an affiliated entity not subject to SAP. The Life Companies 2006 statutory net income also includes approximately $40,500 (after-tax) of other income resulting from a legal settlement.

	Years Ended December 31,
	2007	2006
Statutory capital and surplus
P&C companies	$1,271,891	$933,416
Life companies	1,094,320	1,213,593

Total statutory capital and surplus	$2,366,211	$2,147,009

The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. The statutory net income and statutory capital and surplus presented above do not include foreign insurance subsidiaries in accordance with SAP.

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2008 without regulatory approval is approximately $445,654. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

21. Retirement and Other Employee Benefits

The Company and its subsidiaries participate in a noncontributory defined benefit pension plan covering substantially all of our employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also has a noncontributory, nonqualified supplemental program covering certain employees. The qualified and nonqualified plans are referred to as “Pension Benefits” unless otherwise noted. The Company has the right to modify or terminate these benefits; however, the Company will not be relieved of its obligation to plan participants for their vested benefits.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Summarized information on the Company’s Pension Benefits and Retirement Health Benefit plans for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2007	2006	2005	2007	2006	2005
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(517,263)	$(487,670)	$(444,913)	$(60,547)	$(60,698)	$(54,215)
Service cost	(22,605)	(21,705)	(20,111)	(2,935)	(2,791)	(2,516)
Interest cost	(30,299)	(27,098)	(25,297)	(3,465)	(3,087)	(3,125)
Amendments	(3,976)	—	(850)	—	(389)	—
Actuarial gain (loss)	27,851	(5,481)	(17,666)	6,333	5,165	(1,303)
Benefits paid	26,670	24,691	21,167	1,546	1,253	461

Projected benefit obligation at end of year	$(519,622)	$(517,263)	$(487,670)	$(59,068)	$(60,547)	$(60,698)

Change in plan assets
Fair value of plan assets at beginning of year	$404,237	$353,154	$302,312	$15,436	$13,734	$12,628
Actual return on plan assets	30,160	49,001	21,504	482	1,895	820
Employer contributions	46,117	27,350	51,101	7,479	1,060	761
Benefits paid (including administrative expenses)	(27,791)	(25,268)	(21,763)	(1,546)	(1,253)	(476)

Fair value of plan assets at end of year	$452,723	$404,237	$353,154	$21,851	$15,436	$13,733

Funded status at end of year	$(66,899)	$(113,026)	$(134,516)	$(37,217)	$(45,111)	$(46,965)

The table below shows the incremental effect of applying FASB Statement No. 158 on individual line items in the statement of financial position as of December 31, 2006.

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other assets	$190,347	$(3,408)	$186,939

Total assets	25,168,556	(3,408)	25,165,148

Accounts payable and other liabilities	1,271,599	106,600	1,378,199
Deferred income taxes, net	95,653	(38,496)	57,157

Total liabilities	21,264,447	68,104	21,332,551

Accumulated other comprehensive income	159,576	(71,512)	88,064

Total stockholders' equity	$3,904,109	$(71,512)	$3,832,597

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

For the years ended December 31, 2007, 2006 and 2005, accumulated benefit obligations exceeded plan assets as follows:

	Pension Benefits
	2007	2006	2005
Projected benefit obligation	$519,622	$517,263	$487,670
Accumulated benefit obligation	$453,092	$449,209	$421,562
Fair value of plan assets	$452,723	$404,237	$353,154

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2007	2006	2005	2007	2006	2005
Non-current asset	$30,283	$—	N/A	$—	$—	N/A
Current liabilities	$(5,220)	$(10,651)	N/A	$—	$(862)	N/A
Non-current liabilities	$(91,963)	$(102,375)	N/A	$(37,217)	$(44,249)	N/A

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2007	2006	2005	2007	2006	2005
Net (loss) gain	$(73,808)	$(107,260)	N/A	$9,112	$3,553	N/A
Prior service cost	(9,926)	(10,025)	N/A	(8,231)	(9,573)	N/A

	$(83,734)	$(117,285)	N/A	$881	$(6,020)	N/A

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2007	2006	2005	2007	2006	2005
Net periodic benefit cost
Service cost	$22,605	$21,705	$20,111	$2,935	$2,791	$2,516
Interest cost	30,299	27,098	25,297	3,465	3,087	3,125
Expected return on plan assets	(32,565)	(28,541)	(26,262)	(1,256)	(1,133)	(1,066)
Amortization of prior service cost	4,075	3,714	3,752	1,342	1,331	1,307
Amortization of net loss	9,012	11,600	11,036	—	—	—
Settlement loss	115	609	—	—

Net periodic benefit cost	$33,541	$36,185	$33,934	$6,486	$6,076	$5,882

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net (loss) gain	$(24,325)	$(107,260)	N/A	$(5,559)	$3,553	N/A
Amortization of prior service cost	(4,075)	—	N/A	(1,342)	—	N/A
Amortization of net loss	(9,127)	—	N/A	—	—	N/A
Prior service credit (cost)	3,976	(10,025)	N/A	—	(9,573)	N/A

Total recognized in accumulated other comprehensive income	$(33,551)	$(117,285)	N/A	$(6,901)	$(6,020)	N/A

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(10)	$(81,100)	N/A	$(415)	$56	N/A

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2,815 and $3,708, respectively. The estimated net gain and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $232 and $1,342, respectively.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the year ended December 31:

	Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	6.49%	5.89%	5.66%	6.28%	5.89%	5.66%	6.55%	5.92%	5.66%

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the year ended December 31:

	Pension Benefits			Retirement Health Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.89%	5.66%	5.80%	5.92%	5.66%	5.80%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

The selection of our discount rate assumption reflects the rate at which the pension and postretirement plan obligations could be effectively settled at December 31, 2007, 2006 and 2005. The methodology for selecting the discount rate was to match each plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate, for each plan, is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily, government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of the 8.25% assumption for the fiscal year 2007, 2006 and 2005.

	Retirement Health Benefits
	2007	2006	2005
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	9.0%	9.0%	9.0%
Post-65 Non-reimbursement Plan	11.0%	11.0%	13.0%
Pre-65 Reimbursement Plan	9.0%	9.0%	6.0%
Post-65 Reimbursement Plan	11.0%	11.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2012	2011	2010
Post-65 Non-reimbursement Plan	2014	2013	2013
Pre-65 Reimbursement Plan	2012	2011	2007
Post-65 Reimbursement Plan	2014	2013	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2007	2006	2005
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$19	$65	$67
Effect on projected postretirement benefit obligation	303	1,151	1,154
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	(19)	(66)	(69)
Effect on projected postretirement benefit obligation	(308)	(1,143)	(1,145)

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The Company’s qualified pension plans and other post retirement benefit plans weighted-average asset allocation at December 31, by asset category, are as follows:

	Pension Benefits			Retirement Health Benefits
	2007	2006	2005	2007	2006	2005
Assets Category
Equity securities	73.7%	76.9%	77.0%	73.7%	76.9%	77.0%
Debt securities	23.5%	22.2%	21.5%	23.5%	22.2%	21.5%
Other	2.8%	0.9%	1.5%	2.8%	0.9%	1.5%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The goal of our asset strategy is to determine if the growth in the value of the fund over the long-term, both in real and nominal terms, manage (control) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities.

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

The Company expects to contribute $20,000 to its qualified pension plan and $7,200 to its retirement health benefits plan in 2008.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health benefits
2008	$30,515	$1,411
2009	34,018	1,633
2010	30,758	1,884
2011	33,051	2,173
2012	36,139	2,465
Year 2013-2017	242,021	18,143

Total	$406,502	$27,709

The Company and its subsidiaries have a defined contribution plan covering substantially all employees which provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $30,628, $29,260, and $25,381 in 2007, 2006 and 2005, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

22. Segment Information

On April 1, 2006, the Company separated the Assurant Solutions segment into two segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the preneed segment under the new Assurant Solutions segment.

In connection with the segment changes described above, the Company transferred the run-off Asbestos business, previously in the Assurant Solutions segment, to the Corporate & Other segment. The transfer of this business is consistent with the Company’s policy of managing run-off business in the Corporate & Other segment.

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

The Company evaluates performance of the operating segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. (See Note 2)

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

The following tables summarize selected financial information by segment for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,530,445	$1,682,266	$2,050,280	$1,144,739	$—	$7,407,730
Net investment income	427,331	100,210	66,634	166,955	37,943	799,073
Net realized losses on investments	—	—	—	—	(62,220)	(62,220)
Amortization of deferred gain on disposal of businesses	—	—	—	—	33,139	33,139
Fees and other income	159,211	51,256	40,583	23,997	746	275,793

Total revenues	3,116,987	1,833,732	2,157,497	1,335,691	9,608	8,453,515
Benefits, losses and expenses
Policyholder benefits	1,073,858	548,873	1,295,441	790,570	3,969	3,712,711
Amortization of deferred acquisition costs and value of business acquired	1,104,614	274,399	19,769	30,953	—	1,429,735
Underwriting, general and administrative expenses	726,095	427,559	607,579	380,915	96,703	2,238,851
Interest expense	—	—	—	—	61,178	61,178

Total benefits, losses and expenses	2,904,567	1,250,831	1,922,789	1,202,438	161,850	7,442,475

Segment income (loss) before provision for income taxes	212,420	582,901	234,708	133,253	(152,242)	1,011,040
Provision for income taxes	68,499	203,661	82,965	46,232	(44,063)	357,294

Segment income (loss) after tax	$143,921	$379,240	$151,743	$87,021	$(108,179)

Net income						$653,746

Segment Assets:
Segments assets, excluding goodwill	$11,936,776	$2,956,414	$1,236,591	$2,807,698	$6,980,181	$25,917,660

Goodwill						832,656

Total assets						$26,750,316

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,371,605	$1,208,311	$2,083,957	$1,179,902	$—	$6,843,775
Net investment income	392,510	74,501	75,215	158,525	35,935	736,686
Net realized gains on investments	—	—	—	—	111,865	111,865
Amortization of deferred gain on disposal of businesses	—	—	—	—	37,300	37,300
Fees and other income	221,751	49,424	41,560	27,541	682	340,958

Total revenues	2,985,866	1,332,236	2,200,732	1,365,968	185,782	8,070,584
Benefits, losses and expenses
Policyholder benefits	998,770	408,721	1,300,817	827,208	5	3,535,521
Amortization of deferred acquisition costs and value of business acquired	902,403	232,780	24,756	26,771	—	1,186,710
Underwriting, general and administrative expenses	787,373	320,672	616,572	383,675	83,076	2,191,368
Interest expense	—	—	—	—	61,243	61,243

Total benefits, losses and expenses	2,688,546	962,173	1,942,145	1,237,654	144,324	6,974,842

Segment income before provision for income taxes	297,320	370,063	258,587	128,314	41,458	1,095,742
Provision for income taxes	98,427	128,942	90,668	44,711	17,123	379,871

Segment income after tax	$198,893	$241,121	$167,919	$83,603	$24,335	$715,871

Cumulative effect of change in accounting principle						1,547
Net income						$717,418

Segment Assets:
Segments assets, excluding goodwill	$10,637,152	$2,189,673	$1,278,108	$2,806,337	$7,463,359	$24,374,629

Goodwill						790,519

Total assets						$25,165,148

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2005
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,220,145	$858,848	$2,163,965	$1,277,838	$—	$6,520,796
Net investment income	371,565	61,953	69,056	156,889	27,794	687,257
Net realized gains on investments	—	—	—	—	8,235	8,235
Amortization of deferred gain on disposal of businesses	—	—	—	—	42,508	42,508
Fees and other income	132,730	38,159	40,344	26,214	1,432	238,879

Total revenues	2,724,440	958,960	2,273,365	1,460,941	79,969	7,497,675

Benefits, losses and expenses
Policyholder benefits	1,046,900	317,507	1,344,624	934,930	61,943	3,705,904
Amortization of deferred acquisition costs and value of business acquired	679,368	195,963	30,094	21,183	—	926,608
Underwriting, general and administrative expenses	798,137	227,036	627,805	399,264	96,055	2,148,297
Interest expense	—	—	—	—	61,258	61,258

Total benefits, losses and expenses	2,524,405	740,506	2,002,523	1,355,377	219,256	6,842,067

Segment income (loss) before provision for income taxes	200,035	218,454	270,842	105,564	(139,287)	655,608
Provision for income taxes	66,888	75,227	92,787	37,198	(95,847)	176,253

Segment income (loss) after tax	$133,147	$143,227	$178,055	$68,366	$(43,440)	$479,355

Net income						$479,355

The Company operates primarily in the United States and Canada. The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Property & Equipment
2007
United States	$7,740,702	$264,550
Foreign countries	712,813	11,229

Total	$8,453,515	$275,779

2006
United States	$7,482,045	$267,870
Foreign countries	588,539	7,331

Total	$8,070,584	$275,201

2005
United States	$7,057,187	$260,792
Foreign countries	440,488	6,928

Total	$7,497,675	$267,720

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

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

	Year Ended December 31,
	2007	2006	2005
Numerator
Net income before cumulative effect of change in accounting principle	$653,746	$715,871	$479,355
Cumulative effect of change in accounting principle (Note 17)	—	1,547	—

Net income	$653,746	$717,418	$479,355

Denominator
Weighted average shares outstanding used in basic per share calculations	119,737,556	126,846,990	135,773,551
Incremental common shares from assumed:
SARs	1,554,047	1,853,972	1,075,458
Restricted stock	74,443	31,572	22,309
ESPP	70,647	80,279	73,992

Weighted average shares used in diluted per share calculations	121,436,693	128,812,813	136,945,310

Earnings Per Common Share—Basic
Net income before cumulative effect of change in accounting principle	$5.46	$5.65	$3.53
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$5.46	$5.66	$3.53

Earnings Per Common Share—Diluted
Net income before cumulative effect of change in accounting principle	$5.38	$5.56	$3.50
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$5.38	$5.57	$3.50

Average restricted shares totaling 18,412, 68,753 and 40,637 for the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average SARs totaling 1,217,500, zero and 44,247 for the years ended December 31, 2007, 2006 and 2005, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

24. Quarterly results of Operations

The Company’s quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2007
Total revenues	$2,057,263	$2,064,727	$2,148,192	$2,183,333
Income before provision for income taxes	277,519	252,474	284,145	196,902
Net income	179,457	166,280	187,191	120,818
Basic per share data:
Income before provision for income taxes	$2.27	$2.09	$2.40	$1.67
Net income	$1.47	$1.38	$1.58	$1.03
Diluted per share data:
Income before provision for income taxes	$2.24	$2.06	$2.37	$1.65
Net income	$1.45	$1.36	$1.56	$1.01

	March 31	June 30	September 30	December 31
2006
Total revenues	$1,929,782	$1,949,090	$1,984,079	$2,207,633
Income before provision for income taxes and cumulative effect of change in accounting principle	242,356	232,163	231,041	390,182
Net income before cumulative effect of accounting principle	160,925	151,136	151,303	252,507
Net income	162,472	151,136	151,303	252,507
Basic per share data:
Income before provision for income taxes and cumulative effect of change in accounting principle	$1.86	$1.81	$1.84	$3.17
Net income before cumulative effect of accounting principle	$1.24	$1.18	$1.20	$2.05
Net income	$1.25	$1.18	$1.20	$2.05
Diluted per share data:
Income before provision for income taxes and cumulative effect of change in accounting principle	$1.84	$1.78	$1.81	$3.11
Net income before cumulative effect of accounting principle	$1.22	$1.16	$1.18	$2.01
Net income	$1.23	$1.16	$1.18	$2.01

During the fourth quarter of 2007, the Company recorded realized losses for other-than-temporary impairments in its investment portfolio. As a result, the Company recorded a pre-tax charge of $41,485. See Note 5- Investments.

The Assurant Solutions segment was successful in a contract dispute with Progeny Marketing Innovations, a wholly-owned subsidiary of Cendant Corporation. A legal settlement was awarded to Assurant Solutions in the fourth quarter of 2006 in the amount of $62,278.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

During the fourth quarter of 2006, the Company also completed the sale of its equity interest in PHCS. As a result, the Company recorded a pre-tax investment gain of $98,342 in its fourth quarter results. See Note 22—Segment Information.

25. Subsequent Events (Unaudited)

On January 28, 2008, Fortis distributed 18,851,690 shares of the Company’s common stock to the holders of mandatorily exchangeable bonds that were issued in connection with the IPO. The shares of the Company’s common stock distributed to such holders were not registered at the time Fortis sold the exchangeable bonds but became freely transferable by such holders upon distribution. Immediately following this transaction, Fortis owned 4,147,440, or 3.5%, of the outstanding shares of the Company.

On January 25, 2008, the Company announced that the Board of Directors declared a quarterly dividend of $0.12 per common share. The dividend will be payable on March 10, 2008 to the Company’s shareholders as of February 25, 2008.

26. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2007, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2008	$37,792
2009	31,550
2010	22,905
2011	13,235
2012	9,168
Thereafter	24,401

Total minimum future lease payments	$139,051

Rent expense was $38,237, $40,112 and $34,921 for 2007, 2006 and 2005, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $31,813 and $33,219 of letters of credit outstanding as of December 31, 2007 and 2006, respectively.

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

December 31, 2007, 2006 and 2005

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

Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, were resolved by settlement or arbitration in 2005. As a result of the settlements and an arbitration (in which ARIC did not prevail) additional information became available in 2005, and based on management’s best estimate, the Company increased its reserves and recorded a total pre-tax charge of $61,943 for the year ended December 31, 2005. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. On February 28, 2006 there was a settlement relating to the 1996 program. In 2007, there were two settlements relating to parts of the 1997 program. Loss accruals previously established relating to the 1996 and 1997 programs were adequate. The Company believes, based on information currently available, that the amounts accrued for all outstanding disputes are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

As previously disclosed, the Company and certain of its officers and former employees have received subpoenas and requests from the Securities and Exchange Commission (“SEC”) in connection with an investigation by the SEC Staff into certain finite reinsurance contracts entered into by the Company. The Company is cooperating fully and is complying with the requests.

The Company conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. Based on the Company’s investigation to date, the Company has concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. The contract to which this verbal side agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(In thousands except number of shares and per share amounts)

that the Staff of the SEC is considering recommending that the SEC bring a civil enforcement action against the recipient for violating various provisions of the federal securities laws. Under SEC procedures, the recipients have the opportunity to respond to the SEC staff before a formal recommendation is finalized.

On July 17, 2007, the Company announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. On July 18, the Board appointed J. Kerry Clayton as interim President and Chief Executive Officer and Michael J. Peninger as interim Chief Financial Officer of the Company. The Board’s actions were based on the recommendations of its Special Committee of non-management directors which thereafter conducted a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee reviewed the relevant documents, conducted interviews and worked with outside counsel in order to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated.

The Company has completed a comprehensive review, and based on that review, and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. Mr. Clayton transitioned with Mr. Pollock and remained in an emeritus status through the end of February 2008.

The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notice to him remains in effect. The Company’s decision reflects solely the Board’s judgment, based on the Special Committee’s comprehensive review, that it was in the best interests of the Company and its shareholders to return Mr. Pollock to his positions at that time, rather than await the conclusion of the SEC’s investigation, because of concerns over long term leadership by employees, shareholders and customers. The SEC Staff’s inquiry continues, and we are cooperating fully. The Company cannot predict the duration or outcome of the investigation.

In the course of its response to SEC Staff inquiries, the Company identified certain problems related to its document production process. The Company continues to work diligently to ensure that all responsive documents in the Company’s possession have been provided to the SEC Staff and the Special Committee has considered those documents in performing its review. These production issues have delayed resolution of this matter. Messrs. Camacho and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may charge the Company and/or the individuals with violations of the federal securities laws, including alleging violations of Sections 10(b), 13(a), and/or 13(b) of the Securities Exchange Act of 1934, and/or Section 17(a) of the Securities Act of 1933, and may seek civil monetary penalties, injunctive relief and other remedies against the Company and individuals, including potentially seeking a bar preventing one or more of the individuals from serving as an officer or director of a public company. The SEC may also take the position that the Company should restate its consolidated financial statements to address the accounting treatment referred to above. No settlement of any kind can be reached without approval by the SEC and the Company has not accrued for any civil monetary penalties since it cannot reasonably estimate the amount of such civil monetary penalties at this time.

Assurant, Inc. and Subsidiaries

at December 31, 2007

Schedule I—Summary of Investments Other-Than-Investments in Related Parties

	Amortized Cost	Fair Value	Amount at which shown in balance sheet
		(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$287,064	$297,278	$297,278
States, municipalities and political subdivisions	630,196	646,549	646,549
Foreign governments	680,097	704,246	704,246
Public utilities	1,152,023	1,173,747	1,173,747
Mortgage-backed securities	1,014,009	1,020,614	1,020,614
All other corporate	6,262,966	6,283,981	6,283,981

Total fixed maturity securities	10,026,355	10,126,415	10,126,415

Equity securities:
Industrial, miscellaneous and all other	21,193	22,476	22,476
Non sinking fund preferred stocks	681,505	613,525	613,525

Total equity securities	702,698	636,001	636,001

Commercial mortgage loans on real estate, at amortized cost	1,433,626	1,480,146	1,433,626
Policy loans	57,107	57,107	57,107
Short-term investments	410,878	410,878	410,878
Collateral held under securities lending	541,650	541,650	541,650
Other investments	541,474	541,474	541,474

Total investments	$13,713,788	$13,793,671	$13,747,151

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Balance Sheets (Parent Only)

	December 31,
	2007	2006
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,500,567	$4,044,635
Fixed maturity securities (amortized cost—$110,022 in 2007 and $126,842 in 2006)	109,655	126,906
Short-term investments	3,166	8,211
Other investments	122,276	123,521

Total investments	4,735,664	4,303,273

Cash and cash equivalents	277,958	493,744
Receivable from subsidiaries, net	9,796	19,574
Income tax receivable	41,838	11,901
Accrued investment income	1,761	1,523
Property and equipment, at cost less accumulated depreciation	147,034	155,144
Deferred income taxes, net	91,029	116,615
Goodwill	43,832	43,832
Other assets	40,336	37,560

Total assets	$5,389,248	$5,183,166

Liabilities
Accounts payable and other liabilities	$307,322	$356,635
Debt	971,863	971,774
Mandatorily redeemable preferred stock	21,160	22,160

Total liabilities	1,300,345	1,350,569

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 144,009,979 and 143,080,961 shares issued, 117,808,007 and 122,618,317 shares outstanding at December 31, 2007 and 2006, respectively	1,438	1,430
Additional paid-in capital	2,904,970	2,894,892
Retained earnings	2,269,107	1,676,171
Accumulated other comprehensive income	53,911	88,064
Treasury stock, at cost; 25,997,943 and 20,308,610 shares at December 31, 2007 and 2006, respectively	(1,140,523)	(827,960)

Total stockholders’ equity	4,088,903	3,832,597

Total liabilities and stockholders’ equity	$5,389,248	$5,183,166

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Statements of Operations (Parent Only)

	Years Ended December 31,
	2007	2006	2005
	(in thousands )
Revenues
Net investment income	$22,265	$19,643	$14,115
Net realized gains on investments	687	98,151	5,763
Fees and other income	58,551	60,760	61,598
Equity in undistributed and distributed net income of subsidiaries	750,058	686,928	520,346

Total revenues	831,561	865,482	601,822

Expenses
General and administrative expenses	137,888	121,226	138,240
Interest expense	61,178	61,243	61,258

Total expenses	199,066	182,469	199,498

Income before provision for income taxes and cumulative effect of change in accounting principle	632,495	683,013	402,324
Provision for income taxes	21,251	32,858	77,031

Net income before cumulative effect of change in accounting principle	653,746	715,871	479,355
Cumulative effect of change in accounting principle	—	1,547	—

Net income	$653,746	$717,418	$479,355

Assurant, Inc. and Subsidiaries

Schedule II—Condensed Statement of Cash Flows (Parent Only)

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Operating Activities
Net income	$653,746	$717,418	$479,355
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss on consolidated subsidiaries	(316,057)	(68,982)	8,904
Change in receivables	9,540	8,024	(25,075)
Change in income taxes	31,475	3,162	(16,518)
Change in accounts payable and other liabilities	(46,116)	4,041	(14,825)
Change in trading portfolio	1,240	236	(8,138)
Depreciation and amortization	33,589	30,114	26,554
Net realized (gains) on investments	(687)	(98,151)	(5,763)
Excess tax benefit from share-based payment arrangements	(9,381)	(2,561)	—
Stock based compensation expense	19,526	17,569	40,089
Other	(18,012)	(11,751)	29,157

Net cash provided by operating activities	358,863	599,119	513,740

Investing Activities
Sales of:
Fixed maturities available for sale	41,454	7,422	43,213
Property and equipment and other (1)	1,233	169,541	12,238
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	13,509	37,567	32,713
Purchase of:
Fixed maturities available for sale	(38,297)	(71,584)	(100,000)
Property and equipment and other	(29,516)	(49,440)	(42,288)
Capital contributed to subsidiaries	(182,381)	(76,143)	(29,236)
Purchase of subsidiaries	(23,432)	(11,000)	—
Change in short term investments	5,045	3,856	(5,556)
Change in other invested assets	5	(6,976)	(153)

Net cash (used in) provided by investing activities	(212,380)	3,243	(89,069)

Financing Activities
Redemption of mandatorily redeemable preferred stock	(1,000)	(2,000)	—
Excess tax benefits from stock-based payment arrangements	9,381	2,561	—
Purchase of treasury stock	(315,570)	(422,451)	(338,874)
Dividends paid	(55,038)	(48,157)	(42,050)
Commercial paper issued	39,958	59,941	134,821
Commercial paper repaid	(40,000)	(60,000)	(135,000)

Net cash (used in) financing activities	(362,269)	(470,106)	(381,103)

Change in cash and cash equivalents	(215,786)	132,256	43,568
Cash and cash equivalents at beginning of period	493,744	361,488	317,920

Cash and cash equivalents at end of period	$277,958	$493,744	$361,488

(1)	This includes $146,368 from the sale of our equity interest in Private Healthcare System, Inc., in November 2006.

Assurant, Inc. and Subsidiaries

for the years ended December 31, 2007, 2006 & 2005

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Property and Casualty Premiums Written
	(in thousands)
2007
Solutions	$2,658,208	$4,298,202	$4,171,002	$378,215	$2,530,445	$427,331	$1,073,858	$1,087,388	$743,321	$740,875
Specialty Property	178,398	4,472	1,052,326	309,590	1,682,266	100,210	548,873	272,961	428,997	1,872,476
Employee Benefits	24,565	759	14,259	1,842,102	1,144,739	166,955	790,570	30,953	380,915	—
Health	34,174	132,166	128,756	367,959	2,050,280	66,634	1,295,441	19,769	607,579	—
Corporate and Other	—	2,753,897	44,366	405,218	—	37,943	3,969	—	96,703	—

Total Segments	$2,895,345	$7,189,496	$5,410,709	$3,303,084	$7,407,730	$799,073	$3,712,711	$1,411,071	$2,257,515	$2,613,351

2006
Solutions	$2,168,708	$3,865,514	$3,431,658	$387,691	$2,371,605	$392,510	$998,770	$884,831	$804,945	$823,783
Specialty Property	148,635	4,171	820,533	274,493	1,208,311	74,501	408,721	232,780	320,672	1,313,146
Employee Benefits	27,504	550	12,694	1,852,684	1,179,902	158,525	827,208	26,771	383,675	—
Health	53,059	155,175	119,934	401,551	2,083,957	75,215	1,300,817	24,756	616,572	—
Corporate and Other	—	2,729,064	45,074	412,320	—	35,935	5	—	83,077	—

Total Segments	$2,397,906	$6,754,474	$4,429,893	$3,328,739	$6,843,775	$736,686	$3,535,521	$1,169,138	$2,208,941	$2,136,929

2005
Solutions	$1,784,366	$3,764,405	$2,970,104	$476,832	$2,220,145	$371,565	$1,046,900	$660,133	$817,375	$711,745
Specialty Property	132,456	3,845	700,184	667,154	858,848	61,953	317,507	195,963	227,036	920,439
Employee Benefits	28,894	191	12,480	1,850,287	1,277,838	156,889	934,929	21,183	399,264	—
Health	76,592	175,338	121,959	428,468	2,163,965	69,056	1,344,624	30,094	627,805	—
Corporate and Other	—	2,706,617	46,887	375,961	—	27,794	61,943	—	96,054	—

Total Segments	$2,022,308	$6,650,396	$3,851,614	$3,798,702	$6,520,796	$687,257	$3,705,903	$907,373	$2,167,534	$1,632,184

Assurant, Inc. and Subsidiaries

for the years ended December 31, 2007

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$135,494,023	$42,443,183	$1,035,817	$94,086,657	1.1%

Premiums:
Life insurance	1,177,622	434,088	35,445	778,979	4.6%
Accident and health insurance	3,796,161	712,309	197,611	3,281,463	6.0%
Property and liability insurance	3,866,992	855,600	335,896	3,347,288	10.0%

Total earned premiums	$8,840,775	$2,001,997	$568,952	$7,407,730	7.7%

Benefits:
Life insurance	$1,321,162	$751,431	$20,075	$589,806	3.4%
Accident and health insurance	2,111,216	307,163	180,881	1,984,934	9.1%
Property and liability insurance	1,314,488	270,974	94,457	1,137,971	8.3%

Total policyholder benefits	$4,746,866	$1,329,568	$295,413	$3,712,711	8.0%

Assurant, Inc. and Subsidiaries

for the years ended December 31, 2006

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$136,511,963	$37,861,720	$994,736	$99,644,979	1.0%

Premiums:
Life insurance	877,535	443,055	42,476	476,956	8.9%
Accident and health insurance	4,224,731	711,240	212,060	3,725,551	5.7%
Property and liability insurance	3,258,093	846,585	229,760	2,641,268	8.7%

Total earned premiums	$8,360,359	$2,000,880	$484,296	$6,843,775	7.1%

Benefits:
Life insurance	$968,284	$768,285	$16,986	$216,985	7.8%
Accident and health insurance	2,609,700	411,757	197,788	2,395,731	8.3%
Property and liability insurance	1,130,013	289,888	82,680	922,805	9.0%

Total policyholder benefits	$4,707,997	$1,469,930	$297,454	$3,535,521	8.4%

Assurant, Inc. and Subsidiaries

for the year ended December 31, 2005

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in thousands)
Life Insurance in Force	$155,936,027	$46,017,284	$1,267,402	$111,186,145	1.1%

Premiums:
Life insurance	1,418,297	547,653	96,584	967,228	10.0%
Accident and health insurance	4,191,619	738,933	175,067	3,627,753	4.8%
Property and liability insurance	2,684,118	854,790	96,487	1,925,815	5.0%

Total earned premiums	$8,294,034	$2,141,376	$368,138	$6,520,796	5.6%

Benefits:
Life insurance	$1,626,376	$924,522	$47,282	$749,136	6.3%
Accident and health insurance	2,323,819	311,910	164,861	2,176,770	7.6%
Property and liability insurance	2,239,587	1,499,605	40,016	779,998	5.1%

Total policyholder benefits	$6,189,782	$2,736,037	$252,159	$3,705,904	6.8%

Assurant, Inc. and Subsidiaries

as of December 31, 2007, 2006 and 2005

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
2007:
Valuation allowance for foreign NOL deferred tax carryforward	$8,782	$(5,547)	$—	$—	$3,235
Valuation allowance for deferred tax assets	—	1,023	—	—	1,023
Valuation allowance for mortgage loans on real estate	4,753	537	—	—	5,290
Valuation allowance for uncollectible agents balances	16,711	(2,938)	189	1,910	12,052
Valuation allowance for uncollectible accounts	6,876	3,799	(19)	5,888	4,768

Total	$37,122	$(3,126)	$170	$7,798	$26,368

2006:
Valuation allowance for foreign NOL deferred tax carryforward	$—	$8,782	$—	$—	$8,782
Valuation allowance for mortgage loans on real estate	19,921	(15,168)	—	—	4,753
Valuation allowance for uncollectible agents balances	17,784	857	(82)	1,848	16,711
Valuation allowance for uncollectible accounts	7,550	(128)	84	630	6,876

Total	$45,255	$(5,657)	$2	$2,478	$37,122

2005:
Valuation allowance for mortgage loans on real estate	$17,955	$2,586	$—	$620	$19,921
Valuation allowance for uncollectible agents balances	21,945	(2,063)	1,032	3,130	17,784
Valuation allowance for uncollectible accounts	2,873	6,781	(918)	1,186	7,550

Total	$42,773	$7,304	$114	$4,936	$45,255