Form 10-Q
period 2008-03-31
ASSURANT INC
filed 2008-05-12
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding at May 1, 2008 was 118,226,814.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

At March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $9,687,311 in 2008 and $ 10,026,355 in 2007)	$9,692,529	$10,126,415
Equity securities available for sale, at fair value (cost - $784,511 in 2008 and $ 702,698 in 2007)	728,473	636,001
Commercial mortgage loans on real estate, at amortized cost	1,470,477	1,433,626
Policy loans	56,978	57,107
Short-term investments	652,305	410,878
Collateral held under securities lending	521,347	541,650
Other investments	535,862	541,474

Total investments	13,657,971	13,747,151
Cash and cash equivalents	1,020,594	804,964
Premiums and accounts receivable, net	621,150	580,379
Reinsurance recoverables	3,895,539	3,904,348
Accrued investment income	155,465	149,165
Tax receivable	—	26,012
Deferred acquisition costs	2,895,498	2,895,345
Property and equipment, at cost less accumulated depreciation	272,333	275,779
Goodwill	829,039	832,656
Value of business acquired	120,897	125,612
Other assets	257,632	265,617
Assets held in separate accounts	2,720,297	3,143,288

Total assets	$26,446,415	$26,750,316

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

At March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$7,177,899	$7,189,496
Unearned premiums	5,412,023	5,410,709
Claims and benefits payable	3,297,077	3,303,084
Commissions payable	226,372	267,886
Reinsurance balances payable	85,547	104,105
Funds held under reinsurance	49,954	50,147
Deferred gain on disposal of businesses	209,393	216,772
Obligation under securities lending	521,347	541,650
Accounts payable and other liabilities	1,409,357	1,332,824
Deferred income taxes, net	52,168	108,429
Income taxes payable	94,720	—
Debt	971,886	971,863
Mandatorily redeemable preferred stock	11,160	21,160
Liabilities related to separate accounts	2,720,297	3,143,288

Total liabilities	22,239,200	22,661,413

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 144,180,406 and 144,009,979 shares issued, 117,922,870 and 117,808,007 shares outstanding at March 31, 2008 and December 31, 2007, respectively	1,440	1,438
Additional paid-in capital	2,912,891	2,904,970
Retained earnings	2,438,904	2,269,107
Accumulated other comprehensive (loss) income	(5,497)	53,911
Treasury stock, at cost; 25,997,943 shares at March 31, 2008 and December 31, 2007	(1,140,523)	(1,140,523)

Total stockholders’ equity	4,207,215	4,088,903

Total liabilities and stockholders’ equity	$26,446,415	$26,750,316

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (unaudited)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,941,417	$1,759,509
Net investment income	197,774	216,896
Net realized (losses) gains on investments	(43,143)	5,570
Amortization of deferred gain on disposal of businesses	7,379	8,349
Fees and other income	73,898	66,939

Total revenues	2,177,325	2,057,263

Benefits, losses and expenses
Policyholder benefits	935,083	889,522
Amortization of deferred acquisition costs and value of business acquired	405,208	319,714
Underwriting, general and administrative expenses	535,818	555,212
Interest expense	15,288	15,297

Total benefits, losses and expenses	1,891,397	1,779,745

Income before provision for income taxes	285,928	277,518
Provision for income taxes	99,098	98,061

Net income	$186,830	$179,457

Earnings Per Share
Basic	$1.58	$1.47
Diluted	$1.57	$1.45
Dividends per share	$0.12	$0.10
Share Data:
Weighted average shares outstanding used in basic per share calculations	117,883,761	122,149,873
Plus: Dilutive securities	1,397,219	1,961,661

Weighted average shares used in diluted per share calculations	119,280,980	124,111,534

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2007 through March 31, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Shares of Common Stock Issued
Balance, December 31, 2007	$1,438	$2,904,970	$2,269,107	$53,911	$(1,140,523)	$4,088,903	144,009,979
Stock plan exercises	2	2,286	—	—	—	2,288	170,427
Stock plan compensation expense	—	5,036	—	—	—	5,036	—
Tax benefit of exercise of stock options	—	599	—	—	—	599	—
Dividends	—	—	(14,173)	—	—	(14,173)	—
Cumulative effect of change in accounting principles (Note 2)	—	—	(2,860)	—	—	(2,860)	—
Comprehensive income:
Net income	—	—	186,830	—	—	186,830	—
Other comprehensive loss:
Net change in unrealized (losses) on securities, net of taxes	—	—	—	(54,512)	—	(54,512)	—
Net change in foreign currency translation, net of taxes	—	—	—	(6,609)	—	(6,609)	—
Amortization of pension and postretirement unrecognized net periodic benefit, net of taxes	—	—	—	1,713	—	1,713	—

Total other comprehensive loss						(59,408)

Total comprehensive income:						127,422

Balance, March 31, 2008	$1,440	$2,912,891	$2,438,904	$(5,497)	$(1,140,523)	$4,207,215	144,180,406

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$450,192	$170,593

Investing activities
Sales of:
Fixed maturity securities available for sale	575,869	398,894
Equity securities available for sale	81,492	46,481
Property and equipment and other	1,251	1,186
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	189,552	203,173
Purchases of:
Fixed maturity securities available for sale	(578,632)	(764,142)
Equity securities available for sale	(177,592)	(55,300)
Property and equipment and other	(15,455)	(16,151)
Change in commercial mortgage loans on real estate	(37,875)	(20,829)
Change in short term investments	(242,936)	(116,362)
Change in other invested assets	(5,946)	9,755
Change in policy loans	58	325
Change in collateral held under securities lending	20,303	(210,171)

Net cash (used in) investing activities	(189,911)	(523,141)

Financing activities
Repayment of mandatorily redeemable preferred stock	(10,000)	—
Excess tax benefits from stock-based payment arrangements	599	1,440
Acquisition of treasury stock	—	(75,002)
Dividends paid	(14,173)	(12,233)
Change in obligation under securities lending	(20,303)	210,171
Commercial paper issued	—	19,979
Commercial paper repaid	—	(20,000)

Net cash (used in) provided by financing activities	(43,877)	124,355

Effect of exchange rate changes on cash and cash equivalents	(774)	356

Change in cash and cash equivalents	215,630	(227,837)
Cash and cash equivalents at beginning of period	804,964	987,672

Cash and cash equivalents at end of period	$1,020,594	$759,835

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

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

In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair statement of the financial statements have been included. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2008 presentation.

The Company recorded an after-tax cumulative effect of change in accounting principle of $(2,860) on January 1, 2008, related to the adoption of Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). The amount is reflected in the statement of changes in stockholders’ equity as required. See Notes 3 and 4 for further information regarding the adoption of FAS 157.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $43,409 of other-than-temporary impairments for the three months ended March 31, 2008. There were no other-than-temporary impairments for the three months ended March 31, 2007.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. See Note 4 for further information regarding the adoption of FAS 157.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

On January 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). EITF 06-10 provides guidance regarding the employer’s recognition of the liability and the related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. This consensus concludes that for a collateral assignment split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FAS No. 106, Employers’ Accounting For Postretirement Benefits Other-Than-Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12, Deferred Compensation Contracts, (“APB 12”) (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The Company has been recording its liability for future benefits in accordance with APB 12, thus the adoption of EITF 06-10 did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non - Controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

4.	Fair Value Measurements

FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with FAS 157, the Company has categorized its recurring basis financial assets and liabilities based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The FASB has deferred the effective date of FAS 157 until January 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FSP FAS 157-2.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The levels of the fair value hierarchy and its application to the Company’s financial assets and liabilities are described below:

•

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Financial assets and liabilities utilizing Level 1 inputs include certain U.S. mutual funds, money market funds, common stock and certain foreign securities.

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset. Financial assets utilizing Level 2 inputs include corporate, municipal, foreign government and public utilities bonds, private placement bonds, certain U.S. Government and agency securities, mortgage and asset backed securities, preferred stocks and certain U.S. and foreign mutual funds.

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. Financial assets utilizing Level 3 inputs include certain preferred stocks, corporate bonds and mortgage backed securities that were quoted by brokers and could not be corroborated by Level 2 inputs and derivatives. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of March 31, 2008.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

	March 31, 2008
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$9,692,529	$5,139		$9,496,110		$191,280
Equity securities	728,473	4,793	a	712,054		11,626
Short-term investments	652,305	567,378		84,927		—
Collateral held under securities lending	481,347	58,278		423,069		—
Other investments	301,471	97,794	b	194,064	c	9,613	c
Cash equivalents	717,681	717,681		—		—
Other assets	3,688	—		—		3,688
Assets held in separate accounts	2,720,297	2,450,408	a	269,889		—

Total financial assets	$15,297,791	$3,901,471		$11,180,113		$216,207

Financial Liabilities
Other liabilities	$97,794	$97,794	b	$—		$—

[a]	Mainly includes exchange-traded mutual fund investments
[b]	Comprised of Assurant Incentive Plan investments and related liability which are invested in exchange-traded mutual funds
[c]	Consists of invested assets associated with a modified coinsurance arrangement

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended March 31, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of period	$282,581	$256,937	$12,116	$10,368	$3,160
Total gains or (losses) (realized/unrealized) included in earnings	(1,643)	(950)	—	3	(696)
Unrealized (losses) relating to instruments still held at the reporting date	(6,017)	(4,959)	(646)	(412)	—
Purchases, issuances, (sales) and (settlements)	3,731	2,853	—	(346)	1,224
Transfers in and/or (out of) Level 3	(62,445)	(62,601)	156	—	—

Balance, end of period	$216,207	$191,280	$11,626	$9,613	$3,688

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation technique use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts as of the period-end date. Examples of income approach valuation techniques include present value techniques, option-pricing models, binomial or lattice models that incorporate present value techniques, and the multi-period excess earnings method.

Cost approach valuation techniques are based upon the amount that would be required to replace the service capacity of an asset at the period-end date, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation technique may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended March 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Level 2 valuations include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Each security is evaluated based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security.

The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing methodologies, review of the evaluated prices, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price of a security is adjusted accordingly.

5.	Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is being amortized over the life of the notes and is included as part of interest expense in the statement of operations.

The interest expense incurred related to the senior notes was $15,047, including $7,523 of accrued interest for the three months ended March 31, 2008 and 2007, respectively. The Company made an interest payment of $30,094 on February 15, 2008.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. The Company did not use the commercial paper program during the three months ended March 31, 2008. During 2007, the Company used proceeds from the commercial paper program for general corporate purposes, all of which were repaid during 2007. The Company did not use the revolving credit facility during the three months ended March 31, 2008 or the twelve months ended December 31, 2007.

The revolving credit facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

6.	Stock Based Compensation

Director’s Compensation Plan

The Company’s Director’s Compensation Plan permits the issuance of up to 500,000 shares of the Company’s common stock to non-employee Directors. There were no common shares issued or expense recorded related to the Director’s Plan for the three months ended March 31, 2008 and 2007, respectively.

Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan authorizes the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (“ALTIP”), Business Value Rights Program (“BVR”) and CEO Equity Grants Program. Under the ALTIP, the Company is authorized to grant restricted stock and Stock Appreciation Rights (“SARs”). Unearned compensation, representing the market value of the shares at the date of issuance, is charged to earnings over the vesting period.

Restricted stock grants under the ALTIP vest pro ratably over a three year period. SARs granted prior to 2007 under the ALTIP, cliff vest as of December 31 of the second calendar year following the calendar year in which the right was granted, and have a five year contractual life. SARs granted in 2007 and in future years, cliff vest on the third anniversary from the date the award was granted, and have a five year contractual life. SARs granted under the BVR Program have a three year cliff vesting period. Restricted stock granted under the CEO Equity Grants Program have variable vesting schedules.

Restricted Stock

During the three months ended March 31, 2008 and 2007, there were 84,785 and 77,009 restricted shares granted with a weighted average grant date fair value of $61.11 and $53.87, respectively. The compensation expense recorded related to restricted stock was $1,455 and $1,168 for the three months ended March 31, 2008 and 2007, respectively. The related total income tax benefit recognized was $509 and $409 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $7,974 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $1,738 and $177, respectively.

Stock Appreciation Rights

There were 1,495,600 and 1,531,525 SARs granted during the three months ended March 31, 2008 and 2007. The compensation expense recorded related to SARs was $3,060 and $2,165 for the three months ended March 31, 2008 and 2007, respectively. The related total income tax benefit recognized was $1,071 and $758 for the three months ended March 31, 2008 and 2007, respectively. The weighted average grant date fair value for SARs granted during the three months ended March 31, 2008 was $13.76.

The total intrinsic value of SARs exercised during the three months ended March 31, 2008 and 2007 was $2,518 and $13,123, respectively. As of March 31, 2008, there was approximately $28,655 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the three months ended March 31, 2008 were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

options on the Company’s stock. The expected term for grants issued during the three months ended March 31, 2008 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current expected annual dividend and share price on the grant date.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The compensation expense recorded related to the ESPP was $521 and $336 for the three months ended March 31, 2008 and 2007, respectively.

In January 2008, the Company issued 70,646 shares to employees at a price of $53.45 for the offering period of July 1 through December 31, 2007. In January 2007, the Company issued 80,282 shares to employees at a price of $43.52 for the offering period of July 1 through December 31, 2006.

The fair value of each award under ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

7.	Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended March 31,
	2008	2007
Numerator
Net income	$186,830	$179,457

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	117,883,761	122,149,873

Incremental common shares from assumed:
SARs	1,283,802	1,872,842
Restricted stock	113,417	88,819

Weighted average shares used in diluted earnings per share calculations	119,280,980	124,111,534

Earnings per share
Basic	$1.58	$1.47
Diluted	$1.57	$1.45

Average restricted shares totaling 17,172 for the three months ended March 31, 2007 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no restricted shares outstanding but anti-dilutive for the three months ended March 31, 2008. Average SARs totaling 312,477 and 1,410,325 for the three months ended March 31, 2008 and 2007, respectively were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

8.	Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2008 and 2007 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007	2008	2007
Service cost	$5,300	$5,050	$475	$500	$775	$750
Interest cost	6,575	6,050	1,475	1,375	950	900
Expected return on plan assets	(9,275)	(7,800)	—	—	(300)	(300)
Amortization of prior service cost	725	775	200	325	325	325
Amortization of net loss	1,050	1,600	350	625	—	—

Net periodic benefit cost	$4,375	$5,675	$2,500	$2,825	$1,750	$1,675

(1)	The Company's nonqualified plans are unfunded.

During the first three months of 2008, we contributed $5,000 to the qualified pension benefits plan. We expect to contribute an additional $15,000 to the qualified pension benefits plan over the remaining course of 2008.

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

The Company evaluates performance of the operating segments based on after-tax segment income (loss) excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$683,493	$481,427	$496,060	$280,437	$—	$1,941,417
Net investment income	106,730	29,375	15,648	38,369	7,652	197,774
Net realized losses on investments	—	—	—	—	(43,143)	(43,143)
Amortization of deferred gain on disposal of businesses	—	—	—	—	7,379	7,379
Fees and other income	44,281	13,593	9,406	6,555	63	73,898

Total revenues	834,504	524,395	521,114	325,361	(28,049)	2,177,325

Benefits, losses and expenses
Policyholder benefits	286,680	144,813	306,565	197,025	—	935,083
Amortization of deferred acquisition costs and value of business acquired	307,993	83,341	4,873	9,002	—	405,208
Underwriting, general and administrative expenses	167,540	105,501	152,308	94,275	16,193	535,818
Interest expense	—	—	—	—	15,288	15,288

Total benefits, losses and expenses	762,213	333,655	463,746	300,302	31,481	1,891,397

Segment income (loss) before provision benefit for income taxes	72,291	190,740	57,368	25,059	(59,530)	285,928
Provision (benefit) for income taxes	24,734	65,996	20,105	8,727	(20,464)	99,098

Segment income (loss) after tax	$47,557	$124,744	$37,263	$16,332	$(39,066)

Net income						$186,830

	As of March 31, 2008
Segment assets:
Segments assets, excluding goodwill	$11,947,911	$3,296,071	$1,218,037	$2,776,678	$6,378,679	$25,617,376

Goodwill						829,039

Total assets						$26,446,415

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

	Three Months Ended March 31, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$583,011	$367,041	$512,784	$296,673	$—	$1,759,509
Net investment income	112,017	21,869	19,270	51,887	11,853	216,896
Net realized gains on investments	—	—	—	—	5,570	5,570
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,349	8,349
Fees and other income	38,051	12,596	9,688	6,277	327	66,939

Total revenues	733,079	401,506	541,742	354,837	26,099	2,057,263

Benefits, losses and expenses
Policyholder benefits	243,344	116,787	317,784	211,607	—	889,522
Amortization of deferred acquisition costs and value of business acquired	241,878	65,125	6,109	6,602	—	319,714
Underwriting, general and administrative expenses	185,767	105,674	155,301	92,351	16,119	555,212
Interest expense	—	—	—	—	15,297	15,297

Total benefits, losses and expenses	670,989	287,586	479,194	310,560	31,416	1,779,745

Segment income (loss) before provision benefit for income taxes	62,090	113,920	62,548	44,277	(5,317)	277,518
Provision for income taxes	18,021	39,486	22,024	15,320	3,210	98,061

Segment income (loss) after tax	$44,069	$74,434	$40,524	$28,957	$(8,527)

Net income						$179,457

	As of December 31, 2007
Segment assets:
Segments assets, excluding goodwill	$11,936,776	$2,956,414	$1,236,591	$2,807,698	$6,980,181	$25,917,660

Goodwill						832,656

Total assets						$26,750,316

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

10.	Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $54,128 and $31,813 of letters of credit outstanding as of March 31, 2008 and December 31, 2007, respectively.

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

One of the Company’s subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs are seeking to avoid certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Similarly, some of the retrocessionaires are seeking avoidance of certain treaties with ARIC and the other reinsurers and some reinsureds are seeking collection of disputed balances under some of the treaties. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claim losses to higher-level reinsurance layers.

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

The Company has conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. On the basis of our investigation, the Company has concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. The contract to which this verbal side agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

In July 2007, the Company learned that each of the following five individuals, Robert B. Pollock, President and Chief Executive Officer, Philip Bruce Camacho, Executive Vice President and Chief Financial Officer, Adam Lamnin, Executive Vice President and Chief Financial Officer of Assurant Solutions/Assurant Specialty Property, Michael Steinman, Senior Vice President and Chief Actuary of Assurant Solutions/Assurant Specialty Property and Dan Folse, Vice President-Risk Management of Assurant Solutions/Assurant Specialty Property, received Wells notices from the SEC in connection with its ongoing investigation. A Wells notice is an indication that the staff of the SEC is considering recommending that the SEC bring a civil enforcement action against the recipient for violating provisions of the federal securities laws. Under SEC procedures, the recipients have the opportunity to respond to the SEC staff before a formal recommendation is finalized and before the Commissioners themselves consider any recommendations.

On July 17, 2007, the Company announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. The Board’s actions were based on the recommendations of its Special Committee of non-management directors, which thereafter undertook a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee has reviewed relevant documents, conducted interviews and worked with outside counsel to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated.

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC staff’s ongoing investigation, and the SEC staff’s Wells notice to him remains in effect. The SEC staff’s inquiry continues, and the Company is cooperating fully. The Company cannot predict the duration or outcome of the investigation.

In the course of its response to SEC staff inquiries, the Company identified certain problems related to our document production process. These production issues have delayed resolution of this matter. The Company believes that it has now completed its response to the SEC staff’s document request. Messrs. Camacho and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may charge the Company and/or the individuals with violations of the federal securities laws, including alleging violations of Sections 10(b), 13(a), and/or 13(b) of the Securities Exchange Act of 1934, and/or Section 17(a) of the Securities Act of 1933, and may seek civil monetary penalties, injunctive relief and other remedies against the Company and individuals, including potentially seeking a bar preventing one or more of the individuals from serving as an officer or director of a public company. The SEC may also take the position that the Company should restate its consolidated financial statements to address the accounting treatment referred to above. No settlement of any kind can be reached without approval by the SEC and the Company has not accrued for any civil monetary penalties because the Company cannot reasonably estimate the probability or amount of such penalties at this time.

11.	Subsequent Events

On May 1, the Company sold a subsidiary, United Family Life Insurance Company (“UFLIC”), to a third party for proceeds of $32,923. The Company estimates it will recognize a gain in the range of $4,000 to $7,000 from the sale in the second quarter. In connection with the sale of UFLIC, the Company currently expects to recognize a net tax benefit in the range of $14,000 to $22,000 in the second quarter. This amount could materially vary depending upon the impact of market conditions on any potential valuation allowance related to capital loss carryforwards and various other considerations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of March 31, 2008, compared with December 31, 2007, and our results of operations for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S Securities and Exchange Commission (“SEC”) and the March 31, 2008 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection below entitled Critical Factors Affecting Results and in the subsection entitled “Risk Factors” in our 2007 Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

Company Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. We have five reportable segments, four of which are operating segments — Assurant Solutions; Assurant Specialty Property; Assurant Health; and Assurant Employee Benefits. These operating segments have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit insurance including life, disability and unemployment; warranties and extended services contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance. Our remaining segment is Corporate & Other which includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

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

Critical Accounting Policies and Estimates

Our 2007 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated interim financial statements for the three months ended March 31, 2008.

Recent Accounting Pronouncements - Adopted

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. See Note 4 for further information regarding the adoption of FAS 157.

On January 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). EITF 06-10 provides guidance regarding the employer’s recognition of the liability and the related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. This consensus concludes that for a collateral assignment split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FAS No. 106, Employers’ Accounting For Postretirement Benefits Other-Than-Pensions, (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12, Deferred Compensation Contracts, (“APB 12”) (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. All along the Company has been recording its liability for future benefits in accordance with APB 12, thus the adoption of EITF 06-10 did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non—controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,941,417	$1,759,509
Net investment income	197,774	216,896
Net realized (losses) gains on investments	(43,143)	5,570
Amortization of deferred gain on disposal of businesses	7,379	8,349
Fees and other income	73,898	66,939

Total revenues	2,177,325	2,057,263

Benefits, losses and expenses:
Policyholder benefits	935,083	889,522
Selling, underwriting and general expenses (1)(2)	941,026	874,926
Interest expense	15,288	15,297

Total benefits, losses and expenses	1,891,397	1,779,745

Income before provision for income taxes	285,928	277,518
Provision for income taxes	99,098	98,061

Net income	$186,830	$179,457

(1)	Includes amortization of DAC and VOBA.
(2)	Includes commissions, taxes, licenses and fees.

The following discussion provides a high level analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the three months ended March 31, 2008 (“First Quarter 2008”) and the three months ended March 31, 2007 (“First Quarter 2007”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended March 31, 2008 Compared to The Three Months Ended March 31, 2007.

Net Income

Net income increased $7,373 or 4%, to $186,830 for First Quarter 2008 from $179,457 for First Quarter 2007. The increase was primarily due to the results of the Assurant Specialty Property segment, whose net income increased $50,310 to $124,744 for First Quarter 2008, compared with $74,434 for First Quarter 2007 primarily due to higher net earned premium resulting from creditor placed homeowners insurance, continued favorable combined ratios and higher net investment income due to increased invested assets. Partially offsetting the strong results of the Assurant Specialty Property segment were net realized losses on investments of $(28,043) (after-tax) in First Quarter 2008 compared with net realized gains of $3,621 (after-tax) in First Quarter 2007. The net realized losses on investments in First Quarter 2008 include $28,216 (after-tax) of realized losses from the write-down of other-than-temporary declines in our investment portfolio. In addition, net investment income declined $12,429 (after-tax) to $128,553 (after-tax) for First Quarter 2008, compared with $140,982 (after-tax) for First Quarter 2007. This decline is primarily due to $21,801 (after-tax) of real estate joint venture partnership income included in First Quarter 2007, while First Quarter 2008 had no net investment income from real estate joint venture partnerships.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$683,493	$583,011
Net investment income	106,730	112,017
Fees and other income	44,281	38,051

Total revenues	834,504	733,079

Benefits, losses and expenses:
Policyholder benefits	286,680	243,344
Selling, underwriting and general expenses (4)(5)	475,533	427,645

Total benefits, losses and expenses	762,213	670,989

Segment income before provision for income taxes	72,291	62,090
Provision for income taxes	24,734	18,021

Segment net income	$47,557	$44,069

Net earned premiums and other considerations:
Domestic:
Credit	$73,253	$80,921
Service contracts	319,515	261,863
Other (1)	15,434	16,689

Total Domestic	408,202	359,473

International:
Credit	98,264	96,877
Service contracts	77,667	42,717
Other (1)	9,598	8,979

Total International	185,529	148,573

Preneed	89,762	74,965

Total	$683,493	$583,011

Fee and other income:
Domestic:
Debt protection	$7,915	$8,750
Service contracts	18,370	16,877
Other (1)	5,735	6,493

Total Domestic	32,020	32,120

International	9,740	4,492
Preneed	2,521	1,439

Total	$44,281	$38,051

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Gross written premiums (2):
Domestic:
Credit	$152,341	$161,843
Service contracts	393,811	454,404
Other (1)	16,758	20,865

Total Domestic	562,910	637,112

International:
Credit	219,212	191,415
Service contracts	101,002	79,582
Other (1)	11,348	10,422

Total International	331,562	281,419

Total	$894,472	$918,531

Preneed (face sales)	$104,424	$86,058

Combined ratio (3):
Domestic	96.5%	100.9%
International	102.3%	102.1%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.
(4)	Includes amortization of DAC and VOBA.
(5)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended March 31, 2008 Compared to The Three Months Ended March 31, 2007.

Net Income

Segment net income increased $3,488, or 8%, to $47,557 for First Quarter 2008 from $44,069 for First Quarter 2007. The increase is primarily due to $11,700 (after-tax) of income related to the accrual of contractual receivables established from certain domestic service contract clients. Partially offsetting this increase was reduced net investment income in First Quarter 2008 compared with the same period last year as First Quarter 2007 included $9,400 (after-tax) of net investment income from real estate joint venture partnerships. Absent these items, net income in First Quarter 2008 decreased $1,188 compared with First Quarter 2007 primarily as a result of continued investments made to support the segments strategic international expansion.

Total Revenues

Total revenues increased $101,425, or 14%, to $834,504 for First Quarter 2008 from $733,079 for First Quarter 2007. The increase is primarily attributable to an increase in net earned premiums and other considerations of $100,482, due to growth in our domestic and international extended service contract business as well as growth in our Preneed life insurance (“Preneed”) business. Growth in our Preneed business is mainly due to the acquisition of Mayflower National Life Insurance Company (“Mayflower”) in late 2007. Also contributing to the increase in revenues was an increase in fees and other income of $6,230 in First Quarter 2008, or 16%, compared with First Quarter 2007, primarily from various international acquisitions made subsequent to First Quarter 2007 combined with the continued growth of our extended service contract business. These increases were slightly offset by the continued runoff of our domestic credit insurance business. Net investment income decreased $5,287 in First Quarter 2008, or 5%, compared with First Quarter 2007 primarily attributable to $14,448 of net investment income from real estate joint venture partnerships recognized in the prior year. Absent this investment income from real estate joint venture partnerships, Assurant Solutions’ net investment income increased $9,161, or 9%, primarily attributable to higher average invested assets from growth in our international businesses, partially offset by lower average portfolio yields.

We experienced growth in gross written premium from international and Preneed businesses and a decline in gross written premium from our domestic extended service contract and credit insurance businesses. Gross written premiums from our international credit business increased $27,797 in First Quarter 2008 compared with First Quarter 2007, primarily driven by increased marketing efforts, strong client performance, which led to greater outstanding credit card balances and the favorable impact of foreign currency exchange rates. Gross written premiums in our international service contract business increased $21,420, in First Quarter 2008 compared with First Quarter 2007, primarily from existing clients, which is consistent with our strategic international expansion plan. We experienced an increase in our Preneed face sales of $18,366 in First Quarter 2008, compared with First Quarter 2007, primarily due to the acquisition of Mayflower during the third quarter of 2007. Gross written premiums in our domestic service contract business decreased $60,593, in First Quarter 2008 compared with First Quarter 2007, primarily due to the bankruptcy of a client and the impact of lower retail sales from other clients. Gross written premiums from our domestic credit insurance business decreased $9,502 in First Quarter 2008 compared with First Quarter 2007, due to the continued decline of this product line.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $91,224, or 14%, to $762,213 for First Quarter 2008 from $670,989 for First Quarter 2007. Policyholder benefits increased $43,336, primarily driven by growth in our international and domestic service contract net earned premium. Selling, underwriting and general expenses increased $47,888 in First Quarter 2008 compared with First Quarter 2007. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $30,819, primarily due to the overall commission rate increases caused by the change in business mix. This was evidenced by higher earnings in our service contract business, which has higher commission rates compared to the lower commission rates on the decreasing domestic credit business. Partially offsetting this increase was an $18,000 reduction in commission expense related to the accrual of contractual receivables established from certain domestic service contract clients. General expenses increased $17,069 in First Quarter 2008 compared with First Quarter 2007, due to additional costs associated with growth of the domestic service contract business as well as continued investment in international expansion.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$481,427	$367,041
Net investment income	29,375	21,869
Fees and other income	13,593	12,596

Total revenues	524,395	401,506

Benefits, losses and expenses:
Policyholder benefits	144,813	116,787
Selling, underwriting and general expenses (5)(6)	188,842	170,799

Total benefits, losses and expenses	333,655	287,586

Segment income before provision for income taxes	190,740	113,920
Provision for income taxes	65,996	39,486

Segment net income	$124,744	$74,434

Net earned premiums and other considerations by major product groupings:

Homeowners (Creditor Placed and Voluntary)	$342,335	$250,889
Manufactured Housing (Creditor Placed and Voluntary)	57,061	50,670
Other (1)	82,031	65,482

Total	$481,427	$367,041

Gross written premiums for selected product groupings:

Homeowners (Creditor Placed and Voluntary)	$419,501	$319,053
Manufactured Housing (Creditor Placed and Voluntary)	70,131	67,785
Other	125,316	112,322

Total	$614,948	$499,160

Ratios:
Loss ratio (2)	30.1%	31.8%
Expense ratio (3)	38.1%	45.0%
Combined ratio (4)	67.4%	75.8%

(1)	This primarily includes flood, agricultural, specialty auto and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(5)	Includes amortization of DAC and VOBA.
(6)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended March 31, 2008 Compared to The Three Months Ended March 31, 2007.

Net Income

Segment net income increased $50,310, or 68%, to $124,744 for First Quarter 2008 from $74,434 for First Quarter 2007. This increase in net income is primarily due to higher net earned premium resulting from our creditor placed homeowners insurance and continued favorable combined ratios due to our ability to leverage benefits of scale. Net income also improved due to an increase in net investment income of $4,879 (after-tax) in First Quarter 2008 compared with First Quarter 2007 due to higher average invested assets resulting from the continued growth of the business.

Total Revenues

Total revenues increased $122,889, or 31% to $524,395 for First Quarter 2008 from $401,506 for First Quarter 2007. The increase in revenues is primarily due to increased net earned premiums of $114,386, or 31% in First Quarter 2008 compared with First Quarter 2007. The increase is attributable to the growth of creditor placed homeowners insurance which was primarily driven by the rise in average insured value for property and an increased percentage of policies placed per loans tracked. Also, net investment income increased $7,506 or 34%, in First Quarter 2008 compared with First Quarter 2007, due to higher invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $46,069, or 16% to $333,655 for First Quarter 2008 from $287,586 for First Quarter 2007. This increase was due to an increase in policyholder benefits of $28,026 and higher selling, underwriting, and general expenses of $18,043. The increase in policyholder benefits is primarily attributable to the corresponding growth in creditor placed homeowners insurance. There were no reportable catastrophe losses for First Quarter 2008 or First Quarter 2007. The combined ratio improved to 67.4% from 75.8%, primarily due to the benefits of scale. Commissions, taxes, licenses and fees increased $9,889, primarily due to the associated increase in revenues significantly offset by the $7,104 release of an expense reimbursement accrual no longer required as a result of a new contract. General expenses increased $8,154 in First Quarter 2008 compared with First Quarter 2007, primarily due to increases in employment related expenses resulting from the growth of the business.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$496,060	$512,784
Net investment income	15,648	19,270
Fees and other income	9,406	9,688

Total revenues	521,114	541,742

Benefits, losses and expenses:
Policyholder benefits	306,565	317,784
Selling, underwriting and general expenses (4)(5)	157,181	161,410

Total benefits, losses and expenses	463,746	479,194

Segment income before provision for income taxes	57,368	62,548
Provision for income taxes	20,105	22,024

Segment net income	$37,263	$40,524

Net earned premiums and other considerations:
Individual markets:
Individual medical	$319,756	$314,662
Short term medical	23,539	22,561

Subtotal	343,295	337,223
Small employer group:	152,765	175,561

Total	$496,060	$512,784

Membership by product line:
Individual markets:
Individual medical	599	641
Short term medical	87	85

Subtotal	686	726
Small employer group:	152	191

Total	838	917

Ratios:
Loss ratio (1)	61.8%	62.0%
Expense ratio (2)	31.1%	30.9%
Combined ratio (3)	91.7%	91.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	Includes amortization of DAC and VOBA.
(5)	Includes commissions, taxes, licenses and fees.

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

Net Income

Segment net income decreased $3,261, or 8%, to $37,263 for First Quarter 2008 from $40,524 for First Quarter 2007. The decrease is primarily attributable to the continued decline in small group net earned premiums. Also, First Quarter 2007 included $2,215(after-tax) of real estate joint venture partnership income, compared with none for First Quarter 2008.

Total Revenues

Total revenues decreased $20,628, or 4%, to $521,114 for First Quarter 2008 from $541,742 for First Quarter 2007. Net earned premiums and other considerations from our individual medical business, our targeted growth area, increased $5,094, or 2%, primarily due to premium rate increases. However, this market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this growing segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $22,796, or 13%, due to a decline in members, partially offset by premium rate increases. The decline in the small employer group members is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $3,622 primarily due to lower investment income from real estate joint venture partnerships.

Total Expenses

Total benefits, losses and expenses decreased $15,448, or 3%, to $463,746 for First Quarter 2008 from $479,194 for First Quarter 2007. Policyholder benefits decreased $11,219, or 4% in First Quarter 2008 compared with First Quarter 2007. The decrease is consistent with the decrease in net earned premiums. Our small employer group business had more favorable loss experience in First Quarter 2008 compared with First Quarter 2007. This was offset by less favorable loss experience in our individual medical business. Selling, underwriting and general expenses decreased $4,229, or 3%, in First Quarter 2008 compared with First Quarter 2007, primarily due to lower commission expenses for both individual medical and small employer group business.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$280,437	$296,673
Net investment income	38,369	51,887
Fees and other income	6,555	6,277

Total revenues	325,361	354,837

Benefits, losses and expenses:
Policyholder benefits	197,025	211,607
Selling, underwriting and general expenses (4)(5)	103,277	98,953

Total benefits, losses and expenses	300,302	310,560

Segment income before provision for income taxes	25,059	44,277
Provision for income taxes	8,727	15,320

Segment net income	$16,332	$28,957

Ratios:
Loss ratio (1)	70.3%	71.3%
Expense ratio (2)	36.0%	32.7%
Net earned premiums and other considerations
By major product grouping:
Group dental	$106,073	$101,535
Group disability single premiums for closed blocks (3)	5,500	22,847
All Other group disability	116,300	118,189
Group life	52,564	54,102

Total	$280,437	$296,673

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business.
(4)	Includes amortization of DAC and VOBA.
(5)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended March 31, 2008 Compared to The Three Months Ended March 31, 2007.

Net Income

Segment net income decreased $12,625 or 44% to $16,332 for First Quarter 2008 from $28,957 for First Quarter 2007. The decrease in net income was primarily driven by a decrease in net investment income of $8,787 (after-tax) and an increase in selling, underwriting and general expenses in First Quarter 2008 compared with First Quarter 2007. We continue to have favorable loss experience in our group disability business while our group life and group dental businesses had less favorable results in First Quarter 2008 compared with First Quarter 2007.

Total Revenues

Total revenues decreased $29,476 or 8% to 325,361 for First Quarter 2008 from $354,837 for First Quarter 2007. The decrease in revenue is primarily driven by a decrease in net investment income and a decrease in single premium on closed blocks of business. Net investment income decreased $13,518, primarily due to real estate joint venture partnership income of $14,164 in First Quarter 2007 which did not repeat in First Quarter 2008. Net earned premium includes single premium on closed blocks of business in the amount of $5,500 in the current year and $22,847 in the prior year. Excluding single premium on closed blocks of business, net earned premiums increased $1,111, as we have begun to see overall growth in net earned premiums, specifically in our small case business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $10,258 or 3% to $300,302 for First Quarter 2008 from $310,560 for First Quarter 2007. The loss ratio decreased to 70.3% in First Quarter 2008 from 71.3% in First Quarter 2007. We continue to see favorable disability experience in First Quarter 2008 driven by continued favorable incidence, and disability recovery rates, which includes claimants who return to work. Group dental experience was unfavorable compared with the First Quarter 2007. Group life experience, while less favorable compared with the prior year, is favorable from a historical standpoint. The expense ratio increased to 36.0% in First Quarter 2008 from 32.7%, or 330 basis points, in First Quarter 2007. However, excluding single premium on closed blocks of business, the expense ratio increased 140 points, driven by an increase in sales related expenses.

Assurant Corporate & Other

Overview

The Corporate and Other segment includes activities of the holding company, financing expenses, net realized (losses) gains on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (“FFG”) (a business we sold via reinsurance on April 2, 2001) and Long Term Care (“LTC”) (a business we sold via reinsurance in March 2000).

The table below present information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Net investment income	$7,652	$11,853
Net realized (losses) gains on investments	(43,143)	5,570
Amortization of deferred gain on disposal of businesses	7,379	8,349
Fees and other income	63	327

Total (losses) revenues	(28,049)	26,099

Benefits, losses and expenses:
Selling, underwriting and general expenses	16,193	16,119
Interest expense	15,288	15,297

Total benefits, losses and expenses	31,481	31,416

Segment loss before (benefit) provision for income taxes	(59,530)	(5,317)
(Benefit) provision for income taxes	(20,464)	3,210

Segment net loss	$(39,066)	$(8,527)

For The Three Months Ended March 31, 2008 Compared to The Three Months Ended March 31, 2007.

Net Loss

Segment net loss increased $30,539 to $(39,066) for First Quarter 2008 from $(8,527) for First Quarter 2007, primarily due to net realized losses on investments of $(28,043) (after-tax) in First Quarter 2008 compared with net realized gains on investments of $3,621 (after-tax) in First Quarter 2007. The net realized losses on investments in First Quarter 2008 include $28,216 (after-tax) of realized losses from the write-down of other-than-temporary declines in our investment portfolio compared with none for First Quarter 2007.

Total (Losses) Revenues

The change in total revenues in First Quarter 2008 compared with First Quarter 2007 was $54,148. The change was primarily due to $43,409 of realized losses from the write-down of other-than-temporary declines in our investment portfolio.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses remained relatively consistent at $31,481 for First Quarter 2008 compared with $31,416 for First Quarter 2007.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of March 31, 2008		As of December 31, 2007
Fixed maturity securities	$9,692,529	71%	$10,126,415	73%
Equity securities	728,473	5%	636,001	5%
Commercial mortgage loans on real estate	1,470,477	11%	1,433,626	10%
Policy loans	56,978	1%	57,107	1%
Short-term investments	652,305	4%	410,878	3%
Collateral held under securities lending	521,347	4%	541,650	4%
Other investments	535,862	4%	541,474	4%

Total investments	$13,657,971	100%	$13,747,151	100%

Of our fixed maturity securities shown above, 68% and 69% (based on total fair value) were invested in securities rated “A” or better as of March 31, 2008 and December 31, 2007, respectively.

The following table provides the cumulative net unrealized gains (losses), pre-tax, on fixed maturity securities and equity securities as of the dates indicated:

	As of March 31, 2008	As of December 31, 2007
Fixed maturity securities:
Amortized cost	$9,687,311	$10,026,355
Net unrealized gains	5,218	100,060

Fair value	$9,692,529	$10,126,415

Equity securities:
Cost	$784,511	$702,698
Net unrealized losses	(56,038)	(66,697)

Fair value	$728,473	$636,001

Net unrealized gains on fixed maturity securities decreased $94,842 to a net unrealized gain of $5,218 as of March 31, 2008 from December 31, 2007. The decrease was primarily due to increases in bond spreads across many sectors during the quarter, partially offset by a decrease in treasury yields. The ten year A-rated corporate bond spread, which started the year at 160 basis points over treasury securities, increased to 232 basis points over treasury securities in the first quarter of 2008. The yield on 10-year treasury securities decreased 61 basis points between December 31, 2007 and March 31, 2008. The net unrealized loss on equity securities decreased to $(56,038) at March 31, 2008 from $(66,697) at December 31, 2007. The decrease was primarily due to changes in the preferred stock market as spreads decreased in the first quarter of 2008. The price return of Merrill Lynch Global Bond Index - Preferred Stock, Hybrid index increased 5.47% between December 31, 2007 and March 31, 2008.

Net investment income decreased $19,122, or 9%, to $197,774 for the three months ended March 31, 2008 from $216,896 for the three months ended March 31, 2007. The decrease is primarily due to lower investment income from real estate joint venture partnerships, partially offset by an increase in average invested assets.

The investment category of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2008 and the length of time the securities have been in an unrealized loss position were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
Bonds	$2,983,505	$(156,221)	$945,959	$(70,875)	$3,929,464	$(227,096)

Equity securities
Non-redeemable preferred stocks	455,822	(51,032)	117,152	(11,723)	572,974	(62,755)

Total	$3,439,327	$(207,253)	$1,063,111	$(82,598)	$4,502,438	$(289,851)

The total gross unrealized losses represent less than 7% of the aggregate fair value of the related securities. Approximately 72% of these gross unrealized losses have been in a continuous loss position for less than twelve months. The gross total unrealized losses are comprised of 1,137 individual securities with 68% of the individual securities having an unrealized loss of less than $200. The total gross unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $113,172.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $43,409 of additional other-than-temporary impairments for the three months ended March 31, 2008. There were no other –than-temporary impairments for the three months ended March 31, 2007. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the remaining securities in an unrealized loss position as of March 31, 2008 were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. We have the ability and intent to hold these assets until the date of recovery. Therefore, the decision to sell any security in an unrealized loss position reflects the judgment of management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks.

As of March 31, 2008, the Company owns $359,936 of securities guaranteed by financial guarantee insurance companies. Included in this amount were $272,763 of municipal securities, whose credit rating was AAA with the guarantee, but would have had a rating of AA-without the guarantee.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity security portfolio as well as the current net unrealized loss position at March 31, 2008.

	Market Value	Percentage of Portfolio	Net Unrealized Loss
	(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$48,795	0.5%	$(4,732)
Second lien mortgages (including sub-prime second lien mortgages)	20,325	0.2%	(379)

Total exposure to sub-prime collateral	$69,120	0.7%	$(5,111)

At March 31, 2008, approximately 7.1% of the mortgage-backed securities had exposure to the sub-prime mortgage collateral. This represents 0.7% of the total fixed maturity portfolio and 2.3% of the total unrealized loss position. Of the securities with sub-prime exposure, all are investment grade rated. We have no sub-prime exposure to collateralized debt obligations. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Level 2 valuations include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Each security is evaluated based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security.

The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing methodologies, review of the evaluated prices, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price of a security is adjusted accordingly.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agency requirements are some of the factors used in determining the amount of capital used for dividends. For 2008, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval for our statutory subsidiaries, is approximately $445,154.

Liquidity

Dividends paid by our subsidiaries were $10,000 and $436,900 for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to repurchase our outstanding common stock.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances where unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper and drawing funds from our revolving credit facility. We consider the permanence of the cash need as well as the cost of each source of funds in determining which option to utilize.

We paid dividends of $0.12 per common share on March 10, 2008 to shareholders of record as of February 25, 2008. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Retirement and Other Employee Benefits

Our qualified pension benefits plan was $30,283 over-funded at December 31, 2007. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During the first three months of 2008, we contributed $5,000 to the qualified pension benefits plan. We expect to contribute an additional $15,000 to the qualified pension benefits plan over the remaining course of 2008.

Commercial Paper Program

In March 2004, we established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit. We did not use the commercial paper program or the revolving credit facility during the three months ended March 31, 2008.

The revolving credit facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. We are in compliance with all covenants, minimum ratios and thresholds.

Senior Notes

On February 18, 2004, we issued two series of senior notes in an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is payable in a single installment due February 15, 2034. Our senior notes are rated bbb by A.M. Best Company, Baa1 by Moody’s Investor Services and BBB+ by Standard & Poors Inc.

Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity.

In management’s opinion, our subsidiaries’ cash flow from operations together with our income and realizable gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For The Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities (1)	$449,418	$170,949
Investing activities	(189,911)	(523,141)
Financing activities	(43,877)	124,355

Net change in cash	$215,630	$(227,837)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $449,418 and $170,949 for the three months ended March 31, 2008 and 2007, respectively. The increase in net cash provided by operating activities is primarily due to the increase in gross written premiums from our creditor placed homeowners business.

Net cash used in investing activities was $189,911 and $523,141 for the three months ended March 31, 2008 and 2007, respectively. The decrease in net cash used in investing activities is mainly due to the change in collateral held under securities lending. Also contributing to the overall decrease in net cash used were fewer purchases of fixed maturity securities during the three months ended March 31, 2008 over the comparable period in 2007.

Net cash used in financing activities was $43,877 and net cash provided by financing activities was $124,355 for the three months ended March 31, 2008 and 2007, respectively. The change in net cash used in financing activities is primarily attributable to the change in obligation under securities lending, partially offset by purchases of treasury stock during 2007.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the three Months Ended March 31,
Security	2008	2007
	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$30,312	$30,322
Common stock dividends	14,173	12,233

Total	$44,485	$42,555

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $54,128 and $31,813 of letters of credit outstanding as of March 31, 2008 and December 31, 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2007 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of March 31, 2008. Based on that review, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

No material weaknesses were identified at March 31, 2008. During the quarter ending March 31, 2008, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. On the basis of our investigation, we have concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. The contract to which this verbal side agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

In July 2007, we learned that each of the following five individuals, Robert B. Pollock, President and Chief Executive Officer, Philip Bruce Camacho, Executive Vice President and Chief Financial Officer, Adam Lamnin, Executive Vice President and Chief Financial Officer of Assurant Solutions/Assurant Specialty Property, Michael Steinman, Senior Vice President and Chief Actuary of Assurant Solutions/Assurant Specialty Property and Dan Folse, Vice President-Risk Management of Assurant Solutions/Assurant Specialty Property, received Wells notices from the SEC in connection with its ongoing investigation. A Wells notice is an indication that the staff of the SEC is considering recommending that the SEC bring a civil enforcement action against the recipient for violating provisions of the federal securities laws. Under SEC procedures, the recipients have the opportunity to respond to the SEC staff before a formal recommendation is finalized and before the Commissioners themselves consider any recommendations.

On July 17, 2007, we announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. The Board’s actions were based on the recommendations of its Special Committee of non-management directors, which thereafter undertook a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee has reviewed relevant documents, conducted interviews and worked with outside counsel to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated.

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC staff’s ongoing investigation, and the SEC staff’s Wells notice to him remains in effect. The SEC staff’s inquiry continues, and we are cooperating fully. We cannot predict the duration or outcome of the investigation.

In the course of its response to SEC staff inquiries, we identified certain problems related to our document production process. These production issues have delayed resolution of this matter. The Company believes that it has now completed its response to the SEC staff’s document request. Messrs. Camacho and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may charge the Company and/or the individuals with violations of the federal securities laws, including alleging violations of Sections 10(b), 13(a), and/or 13(b) of the Securities Exchange Act of 1934, and/or Section 17(a) of the Securities Act of 1933, and may seek civil monetary penalties, injunctive relief and other remedies against the Company and individuals, including potentially seeking a bar preventing one or more of the individuals from serving as an officer or director of a public company. The SEC may also take the position that the Company should restate its consolidated financial statements to address the accounting treatment referred to above. No settlement of any kind can be reached without approval by the SEC and we have not accrued for any civil monetary penalties because we cannot reasonably estimate the probability or amount of such penalties at this time.

Item 1A.	Risk Factors.

Our 2007 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ending March 31, 2008.

Item 6.	Exhibits.

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 12, 2008	By:	/s/ Robert B. Pollock
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Michael J. Peninger
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Interim Chief Financial Officer