Form 10-Q
period 2008-06-30
ASSURANT INC
filed 2008-08-04
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _____

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

YES  ☐    NO  ☑

The number of shares of the registrant’s Common Stock outstanding at August 1, 2008 was 118,594,275.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Item Number		Page Number
	PART I FINANCIAL INFORMATION

1.	Financial Statements of Assurant, Inc. and subsidiaries Assurant, Inc. and Subsidiaries Consolidated Balance Sheets (unaudited) at June 30, 2008 and December 31, 2007	2
	Assurant, Inc. and Subsidiaries Consolidated Statement of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007	4
	Assurant, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity (unaudited) from December 31, 2007 through June 30, 2008	5
	Assurant, Inc. and Subsidiaries Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007	6
	Assurant, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) for the three and six months ended June 30, 2008 and 2007	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
3.	Quantitative and Qualitative Disclosures About Market Risk	45
4.	Controls and Procedures	45

	PART II OTHER INFORMATION

1.	Legal Proceedings	46
1A.	Risk Factors	46
4.	Submission of Matters to a Vote of Security Holders	46
6.	Exhibits	47
	Signatures	48

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

At June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $9,870,433 in 2008 and $10,026,355 in 2007)	$9,689,741	$10,126,415
Equity securities available for sale, at fair value (cost - $800,984 in 2008 and $702,698 in 2007)	717,549	636,001
Commercial mortgage loans on real estate, at amortized cost	1,486,138	1,433,626
Policy loans	56,220	57,107
Short-term investments	472,215	410,878
Collateral held under securities lending	510,903	541,650
Other investments	594,571	541,474

Total investments	13,527,337	13,747,151
Cash and cash equivalents	956,603	804,964
Premiums and accounts receivable, net	528,351	580,379
Reinsurance recoverables	3,916,486	3,904,348
Accrued investment income	151,018	149,165
Tax receivable	58,364	26,012
Deferred acquisition costs	2,917,852	2,895,345
Property and equipment, at cost less accumulated depreciation	270,139	275,779
Deferred income taxes, net	10,349	—
Goodwill	828,743	832,656
Value of business acquired	116,510	125,612
Other assets	268,105	265,617
Assets held in separate accounts	2,662,175	3,143,288

Total assets	$26,212,032	$26,750,316

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

At June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$7,205,884	$7,189,496
Unearned premiums	5,531,862	5,410,709
Claims and benefits payable	3,311,611	3,303,084
Commissions payable	201,460	267,886
Reinsurance balances payable	87,181	104,105
Funds held under reinsurance	48,192	50,147
Deferred gain on disposal of businesses	202,066	216,772
Obligation under securities lending	510,903	541,650
Accounts payable and other liabilities	1,220,149	1,332,824
Deferred income taxes, net	—	108,429
Debt	971,909	971,863
Mandatorily redeemable preferred stock	11,160	21,160
Liabilities related to separate accounts	2,662,175	3,143,288

Total liabilities	21,964,552	22,661,413

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 118,267,434 and 117,808,007 shares outstanding at June 30, 2008 and December 31, 2007, respectively	1,442	1,438
Additional paid-in capital	2,912,038	2,904,970
Retained earnings	2,612,291	2,269,107
Accumulated other comprehensive (loss) income	(137,768)	53,911
Treasury stock, at cost; 25,997,943 shares at June 30, 2008 and December 31, 2007	(1,140,523)	(1,140,523)

Total stockholders’ equity	4,247,480	4,088,903

Total liabilities and stockholders’ equity	$26,212,032	$26,750,316

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Operations (unaudited)

Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,995,516	$1,798,687	$3,936,933	$3,558,196
Net investment income	201,211	190,302	398,985	407,198
Net realized (losses) gains on investments	(34,574)	(3,086)	(77,717)	2,484
Amortization of deferred gain on disposal of businesses	7,327	8,246	14,706	16,595
Fees and other income	79,280	70,578	153,178	137,517

Total revenues	2,248,760	2,064,727	4,426,085	4,121,990

Benefits, losses and expenses
Policyholder benefits	998,208	902,053	1,935,667	1,791,575
Amortization of deferred acquisition costs and value of business acquired	425,088	355,045	830,297	674,759
Underwriting, general and administrative expenses	560,763	539,859	1,094,204	1,095,071
Interest expense	15,287	15,296	30,575	30,593

Total benefits, losses and expenses	1,999,346	1,812,253	3,890,743	3,591,998

Income before provision for income taxes	249,414	252,474	535,342	529,992
Provision for income taxes	59,460	86,194	158,558	184,255

Net income	$189,954	$166,280	$376,784	$345,737

Earnings Per Share
Basic	$1.61	$1.38	$3.19	$2.85
Diluted	$1.59	$1.36	$3.16	$2.80
Dividends per share	$0.14	$0.12	$0.26	$0.22
Share Data:
Weighted average shares outstanding used in basic per share calculations	118,059,955	120,657,052	117,971,858	121,399,339
Plus: Dilutive securities	1,432,882	1,835,452	1,451,648	1,934,888

Weighted average shares used in diluted per share calculations	119,492,837	122,492,504	119,423,506	123,334,227

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2007 through June 30, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2007	$1,438	$2,904,970	$2,269,107	$53,911	$(1,140,523)	$4,088,903
Stock plan exercises	4	(9,306)	—	—	—	(9,302)
Stock plan compensation expense	—	11,154	—	—	—	11,154
Tax benefit of exercise of stock options	—	5,220	—	—	—	5,220
Dividends	—	—	(30,740)	—	—	(30,740)
Cumulative effect of change in accounting principles (Note 2)	—	—	(2,860)	—	—	(2,860)
Comprehensive income:
Net income	—	—	376,784	—	—	376,784
Other comprehensive loss:
Net change in unrealized (losses) on securities, net of taxes	—	—	—	(195,407)	—	(195,407)
Net change in foreign currency translation, net of taxes	—	—	—	283	—	283
Amortization of pension and postretirement unrecognized net periodic benefit, net of taxes				3,445		3,445

Total other comprehensive loss						(191,679)

Total comprehensive income:						185,105

Balance, June 30, 2008	$1,442	$2,912,038	$2,612,291	$(137,768)	$(1,140,523)	$4,247,480

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$433,660	$516,157

Investing activities
Sales of:
Fixed maturity securities available for sale	1,086,904	1,002,756
Equity securities available for sale	169,352	137,069
Property and equipment and other	561	1,256
Subsidiary, net of cash transferred	31,853	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	343,634	372,995
Purchases of:
Fixed maturity securities available for sale	(1,362,023)	(1,620,973)
Equity securities available for sale	(284,393)	(128,226)
Property and equipment and other	(28,798)	(33,423)
Change in commercial mortgage loans on real estate	(52,490)	(88,938)
Change in short term investments	(87,728)	51,774
Change in other invested assets	(64,471)	16,187
Change in policy loans	822	988
Change in collateral held under securities lending	30,747	(263,305)

Net cash used in investing activities	(216,030)	(551,840)

Financing activities
Repayment of mandatorily redeemable preferred stock	(10,000)	—
Excess tax benefits from stock-based payment arrangements	5,220	7,374
Acquisition of treasury stock	—	(190,688)
Dividends paid	(30,740)	(26,731)
Change in obligation under securities lending	(30,747)	263,305
Commercial paper issued	—	39,958
Commercial paper repaid	—	(40,000)

Net cash (used in) provided by financing activities	(66,267)	53,218

Effect of exchange rate changes on cash and cash equivalents	276	4,864
Change in cash and cash equivalents	151,639	22,399
Cash and cash equivalents at beginning of period	804,964	987,672

Cash and cash equivalents at end of period	$956,603	$1,010,071

See the accompanying notes to the consolidated financial statements

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

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

In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair statement of the consolidated financial statements have been included. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2008 presentation.

The Company recorded an after-tax cumulative effect of change in accounting principle of $(2,860) on January 1, 2008, related to the adoption of Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). The amount is reflected in the statement of changes in stockholders’ equity as required. See Notes 3 and 5 for further information regarding the adoption of FAS 157.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $27,573 and $70,982 of other-than-temporary impairments for the three and six months ended June 30, 2008. There were no other-than-temporary impairments for the three and six months ended June 30, 2007.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. See Note 5 for further information regarding FAS 157.

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

In February 2008, the FASB issued Financial Statement of Position FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities. Therefore, these financial instruments need to be included in calculating basic and diluted earnings per share under the two-class method described in FAS No. 128, Earnings Per Share. All prior period EPS data presented will be adjusted retrospectively. FSP EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, the Company is required to adopt FSP EITF 03-6-1 on January 1, 2009. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the potential impact on the Company’s basic and diluted earnings per share calculations.

4.	Dispositions

On May 1, 2008, the Company sold a subsidiary, United Family Life Insurance Company (“UFLIC”), to a third party for proceeds of $32,715. The Company recognized a pre-tax gain of $3,175 from the sale. In connection with the sale of UFLIC, the Company also recognized an associated tax benefit of $24,566, primarily related to capital loss carry backs.

5.	Fair Value Measurements

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset. Financial assets utilizing Level 2 inputs include corporate, municipal, foreign government and public utilities bonds, private placement bonds, U.S. Government and agency securities, mortgage and asset backed securities, preferred stocks and certain U.S. and foreign mutual funds.

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

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of June 30, 2008.

Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$9,689,741	$4,996		$9,469,516		$215,229
Equity securities	717,549	5,003	a	692,690		19,856
Short-term investments	472,215	356,911		115,304		—
Collateral held under securities lending	470,903	65,184		405,719		—
Other investments	300,671	95,975	b	195,456	c	9,240	c
Cash equivalents	693,572	693,572		—
Other assets	5,003	—		—		5,003
Assets held in separate accounts	2,581,005	2,377,711	a	203,294		—

Total financial assets	$14,930,659	$3,599,352		$11,081,979		$249,328

Financial Liabilities
Other liabilities	$95,975	$95,975	b	$—		$—

[a]	Mainly includes mutual fund investments

[b]	Comprised of Assurant Incentive Plan investments and related liability which are invested in mutual funds

[c]	Consists of invested assets associated with a modified coinsurance arrangement

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended June 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of quarter	$216,207	$191,280	$11,626	$9,613	$3,688
Total net gains (realized/unrealized) included in earnings	1,552	411	—	13	1,128
Net unrealized losses included in stockholder’s equity	(9,958)	(9,910)	(8)	(40)	—
Purchases, issuances, (sales) and (settlements)	22,829	21,048	1,940	(346)	187
Net transfers in	18,698	12,400	6,298	—	—

Balance, end of period	$249,328	$215,229	$19,856	$9,240	$5,003

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the six months ended June 30, 2008

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of year	$282,581	$256,937	$12,116	$10,368	$3,160
Total net gains (losses) (realized/unrealized) included in earnings	(91)	(538)	—	16	431
Net unrealized losses included in stockholder’s equity	(15,975)	(14,870)	(654)	(451)	—
Purchases, issuances, (sales) and (settlements)	26,560	23,901	1,940	(693)	1,412
Net transfers in (out of)	(43,747)	(50,201)	6,454	—	—

Balance, end of period	$249,328	$215,229	$19,856	$9,240	$5,003

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

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

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation technique may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended June 30, 2008, the application of valuation technique applied to similar assets and liabilities has been consistent.

Level 2 valuations include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

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

6.	Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is being amortized over the life of the notes and is included as part of interest expense in the statement of operations.

The interest expense incurred related to the senior notes was $15,047 for the three months ended June 30, 2008 and 2007, respectively, and $30,094 for the six months ended June 30, 2008 and 2007 respectively. There was $22,570 of accrued interest at June 30, 2008 and 2007, respectively. The Company made an interest payment of $30,094 on February 15, 2008.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. The Company did not use the commercial paper program during the six months ended June 30, 2008. During 2007, the Company used proceeds from the commercial paper program for general corporate purposes, all of which were repaid during 2007. The Company did not use the revolving credit facility during the six months ended June 30, 2008 or the twelve months ended December 31, 2007.

The revolving credit facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants, minimum ratios and thresholds.

7.	Stock Based Compensation

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee Directors. The compensation expense recorded related to these shares was $625 for the three and six months ended June 30, 2007. Effective May 2008, no new grants will be made under this plan and all future grants issued to directors will be issued from the Assurant, Inc Long- Term Equity Incentive Plan, discussed further below.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

Long-Term Incentive Plan

The 2004 Long-Term Incentive Plan authorized the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the Assurant Long Term Incentive Plan (“ALTIP”), Business Value Rights Program (“BVR”) and CEO Equity Grants Program. Under the ALTIP, the Company was authorized to grant restricted stock and Stock Appreciation Rights (“SARs”). Effective May 2008, no new grants will be made under this plan and all future grants will be issued from the Assurant, Inc. Long-Term Equity Incentive Plan, discussed further below. Unearned compensation, representing the market value of the shares at the date of issuance, is charged to earnings over the vesting period.

Restricted stock granted under the ALTIP vests pro ratably over a three year period. SARs granted prior to 2007 under the ALTIP, cliff vest as of December 31 of the second calendar year following the calendar year in which the right was granted, and have a five year contractual life. SARs granted in 2007 and through May 2008 cliff vest on the third anniversary from the date the award was granted, and have a five year contractual life. SARs granted under the BVR Program have a three year cliff vesting period. Restricted stock granted under the CEO Equity Grants Program have variable vesting schedules.

Long-Term Equity Incentive Plan

In May 2008, the Company adopted the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorizes the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee Directors. Under the ALTEIP, the Company is authorized to grant various stock awards including but not limited to SARs, restricted stock and restricted stock units, performance shares and performance units. All future share-based grants will be issued under the ALTEIP.

Restricted stock and SARs granted to non-employee Directors in May 2008 vested immediately. SARs granted to non-employee Directors have a five year contractual life.

The Company’s CEO is authorized by the Board of Directors to grant common stock and restricted stock to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) limited to 100,000 new shares per year. Restricted stock granted under this program have different vesting schedules.

Restricted Stock

The restricted shares granted to employees and to non-employee Directors were 35,846 and 16,796 for the three months ended June 30, 2008 and 2007, respectively, and 120,631 and 83,409 for the six months ended June 30, 2008 and 2007, respectively. The compensation expense recorded related to restricted stock was $2,248 and $912 for the three months ended June 30, 2008 and 2007, respectively, and $3,703 and $2,080 for the six months ended June 30, 2008 and 2007, respectively. The related total income tax benefit recognized was $589 and $319 for the three months ended June 30, 2008 and 2007, respectively, and $1,098 and $728 for the six months ended June 30, 2008 and 2007, respectively. The weighted average grant date fair value for restricted stock granted during the six months ended June 30, 2008 and 2007 was $62.59 and $53.88, respectively.

As of June 30, 2008, there was $7,784 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended June 30, 2008 and 2007 was $3,717 and $2,826, respectively, and $5,455 and $3,003 for the six months ended June 30, 2008 and 2007, respectively.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

Stock Appreciation Rights

There were 8,091 and 9,980 SARs granted during the three months ended June 30, 2008 and 2007, respectively, and 1,497,891 and 1,541,505 granted during the six months ended June 30, 2008 and 2007, respectively. The compensation expense recorded related to SARs was $3,541 and $3,840 for the three months ended June 30, 2008 and 2007, respectively, and $6,600 and $6,005 for the six months ended June 30, 2008 and 2007, respectively. The related total income tax benefit recognized was $1,199 and $1,305 for the three months ended June 30, 2008 and 2007, respectively, and $2,270 and $2,063 for the six months ended June 30, 2008 and 2007, respectively. The weighted average grant date fair value for SARs granted during the six months ended June 30, 2008 was $13.77.

The total intrinsic value of SARs exercised during the six months ended June 30, 2008 and 2007 was $35,963 and $52,447, respectively. As of June 30, 2008, there was approximately $24,245 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the six months ended June 30, 2008 were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the six months ended June 30, 2008 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current expected annual dividend and share price on the grant date.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase stock at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $330 and $324 for the three months ended June 30, 2008 and 2007, respectively, and $851 and $660 for the six months ended June 30, 2008 and 2007, respectively.

In January 2008, the Company issued 70,646 shares to employees at a discounted price of $53.45 for the offering period of July 1 through December 31, 2007. In January 2007, the Company issued 80,282 shares to employees at a discounted price of $43.52 for the offering period of July 1 through December 31, 2006.

In July 2008, the Company issued 65,841 shares to employees at a discounted price of $59.13 for the offering period of January 1 through June 30, 2008, related to the ESPP. In July 2007, the Company issued 75,468 shares to employees at a discounted price of $50.26 for the offering period of January 1 through June 30, 2007, related to the ESPP.

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

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

8.	Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator
Net income	$189,954	$166,280	$376,784	$345,737

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	118,059,955	120,657,052	117,971,858	121,399,339
Incremental common shares from:
SARs	1,265,602	1,671,766	1,278,959	1,777,823
Restricted stock	101,387	88,127	106,796	81,506
ESPP	65,893	75,559	65,893	75,559

Weighted average shares used in diluted earnings per share calculations	119,492,837	122,492,504	119,423,506	123,334,227

Earnings per share
Basic	$1.61	$1.38	$3.19	$2.85
Diluted	$1.59	$1.36	$3.16	$2.80

Average restricted shares totaling zero and 220 for the three months ended June 30, 2008 and 2007, respectively, and 1,229 and 43,475, for the six months ended June 30, 2008 and 2007, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average SARs totaling 1,471,068 and 1,512,666 for the three months ended June 30, 2008 and 2007, respectively, and 891,177 and 975,700 for the six months ended June 30, 2008 and 2007, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

9.	Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2008 and 2007 were as follows:

	Qualified Pension Benefits For the three months ended June 30,		Nonqualified Pension Benefits (1) For the three months ended June 30,		Retirement Health Benefits For the three months ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$5,300	$5,184	$475	$509	$775	$734
Interest cost	6,575	6,165	1,475	1,429	950	866
Expected return on plan assets	(9,275)	(8,141)	—	—	(300)	(314)
Amortization of prior service cost	725	764	200	275	325	336
Amortization of net loss	1,050	1,868	350	385	—	—
Settlement charge under FAS 88	—	—	1,748	115	—	—

Net periodic benefit cost	$4,375	$5,840	$4,248	$2,713	$1,750	$1,622

	Qualified Pension Benefits For the six months ended June 30,		Nonqualified Pension Benefits (1) For the six months ended June 30,		Retirement Health Benefits For the six months ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$10,600	$10,234	$950	$1,009	$1,550	$1,484
Interest cost	13,150	12,215	2,950	2,804	1,900	1,766
Expected return on plan assets	(18,550)	(15,941)	—	—	(600)	(614)
Amortization of prior service cost	1,450	1,539	400	600	650	661
Amortization of net loss	2,100	3,468	700	1,010	—	—
Settlement charge under FAS 88	—	—	1,748	115	—	—

Net periodic benefit cost	$8,750	$11,515	$6,748	$5,538	$3,500	$3,297

(1)	The Company’s nonqualified plans are unfunded.

During the first six months of 2008, $10,000 was contributed to the qualified pension benefits plan. An additional $10,000 is expected to be contributed to the qualified pension benefits plan over the remaining course of 2008.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

10.	Segment Information

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

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$700,629	$533,914	$487,725	$273,248	$—	$1,995,516
Net investment income	108,425	31,997	15,302	38,919	6,568	201,211
Net realized losses on investments	—	—	—	—	(34,574)	(34,574)
Amortization of deferred gain on disposal of businesses	—	—	—	—	7,327	7,327
Fees and other income	47,668	11,996	9,637	7,208	2,771	79,280

Total revenues	856,722	577,907	512,664	319,375	(17,908)	2,248,760

Benefits, losses and expenses
Policyholder benefits	306,173	171,793	325,504	193,642	1,096	998,208
Amortization of deferred acquisition costs and value of business acquired	327,268	83,750	4,721	9,349	—	425,088
Underwriting, general and administrative expenses	175,805	122,589	139,083	88,005	35,281	560,763
Interest expense	—	—	—	—	15,287	15,287

Total benefits, losses and expenses	809,246	378,132	469,308	290,996	51,664	1,999,346

Segment income (loss) before provision (benefit) for income tax	47,476	199,775	43,356	28,379	(69,572)	249,414
Provision (benefit) for income taxes	15,121	68,733	15,635	9,749	(49,778)	59,460

Segment income (loss) after tax	$32,355	$131,042	$27,721	$18,630	$(19,794)

Net income						$189,954

	Three Months Ended June 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$618,675	$393,614	$513,936	$272,462	$—	$1,798,687
Net investment income	100,784	23,667	16,290	39,408	10,153	190,302
Net realized losses on investments	—	—	—	—	(3,086)	(3,086)
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,246	8,246
Fees and other income	40,957	12,654	10,445	6,379	143	70,578

Total revenues	760,416	429,935	540,671	318,249	15,456	2,064,727

Benefits, losses and expenses
Policyholder benefits	258,527	130,866	329,327	183,333	—	902,053
Amortization of deferred acquisition costs and value of business acquired	276,882	65,448	4,617	8,098	—	355,045
Underwriting, general and administrative expenses	178,258	93,844	154,471	93,992	19,294	539,859
Interest expense	—	—	—	—	15,296	15,296

Total benefits, losses and expenses	713,667	290,158	488,415	285,423	34,590	1,812,253

Segment income (loss) before provision (benefit) for income tax	46,749	139,777	52,256	32,826	(19,134)	252,474
Provision (benefit) for income taxes	16,539	49,570	18,418	11,351	(9,684)	86,194

Segment income (loss) after tax	$30,210	$90,207	$33,838	$21,475	$(9,450)

Net income						$166,280

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

	Six Months Ended June 30, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,384,122	$1,015,341	$983,785	$553,685	$—	$3,936,933
Net investment income	215,155	61,372	30,950	77,288	14,220	398,985
Net realized losses on investments	—	—	—	—	(77,717)	(77,717)
Amortization of deferred gain on disposal of businesses	—	—	—	—	14,706	14,706
Fees and other income	91,949	25,589	19,043	13,763	2,834	153,178

Total revenues	1,691,226	1,102,302	1,033,778	644,736	(45,957)	4,426,085

Benefits, losses and expenses
Policyholder benefits	592,853	316,606	632,069	393,043	1,096	1,935,667
Amortization of deferred acquisition costs and value of business acquired	635,261	167,091	9,594	18,351	—	830,297
Underwriting, general and administrative expenses	343,345	228,090	291,391	179,904	51,474	1,094,204
Interest expense	—	—	—	—	30,575	30,575

Total benefits, losses and expenses	1,571,459	711,787	933,054	591,298	83,145	3,890,743

Segment income (loss) before provision (benefit) for income tax	119,767	390,515	100,724	53,438	(129,102)	535,342
Provision (benefit) for income taxes	39,855	134,729	35,740	18,476	(70,242)	158,558

Segment income (loss) after tax	$79,912	$255,786	$64,984	$34,962	$(58,860)

Net income						$376,784

	As of June 30, 2008
Segment assets:
Segments assets, excluding goodwill	$11,625,390	$3,295,284	$1,188,921	$2,658,344	$6,615,350	$25,383,289

Goodwill						828,743

Total assets						$26,212,032

	Six Months Ended June 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,201,686	$760,655	$1,026,720	$569,135	$—	$3,558,196
Net investment income	212,801	45,536	35,560	91,295	22,006	407,198
Net realized gains on investments	—	—	—	—	2,484	2,484
Amortization of deferred gain on disposal of businesses	—	—	—	—	16,595	16,595
Fees and other income	79,008	25,250	20,133	12,656	470	137,517

Total revenues	1,493,495	831,441	1,082,413	673,086	41,555	4,121,990

Benefits, losses and expenses
Policyholder benefits	501,871	247,653	647,111	394,940	—	1,791,575
Amortization of deferred acquisition costs and value of business acquired	518,760	130,573	10,726	14,700	—	674,759
Underwriting, general and administrative expenses	364,025	199,518	309,772	186,343	35,413	1,095,071
Interest expense	—	—	—	—	30,593	30,593

Total benefits, losses and expenses	1,384,656	577,744	967,609	595,983	66,006	3,591,998

Segment income (loss) before provision (benefit) for income tax	108,839	253,697	114,804	77,103	(24,451)	529,992
Provision (benefit) for income taxes	34,560	89,056	40,442	26,671	(6,474)	184,255

Segment income (loss) after tax	$74,279	$164,641	$74,362	$50,432	$(17,977)

Net income						$345,737

	As of December 31, 2007
Segment Assets:
Segments assets, excluding goodwill	$11,936,776	$2,956,414	$1,236,591	$2,807,698	$6,980,181	$25,917,660

Goodwill						832,656

Total assets						$26,750,316

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

11.	Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $54,117 and $31,813 of letters of credit outstanding as of June 30, 2008 and December 31, 2007, respectively.

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

As previously disclosed, the Company and certain of its officers and former employees have received subpoenas and requests from the SEC in connection with its investigation by the SEC staff into certain finite reinsurance contracts entered into by the Company. The Company is cooperating fully and is complying with the requests.

The Company conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. On the basis of our investigation, the Company has concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophic reinsurance program. The contract to which this verbal agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

Assurant, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

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

On July 17, 2007, the Company announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. The Board’s actions were based on the recommendations of its Special Committee of non-management directors which thereafter undertook a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee has reviewed relevant documents, conducted interviews and worked with outside counsel to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman and Folse’s employment with the Company was terminated.

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

In relation to the SEC investigation discussed above, the SEC may charge the Company and/or the individuals with violations of the federal securities laws, including alleging violations of Sections 10(b), 13(a), and/or 13(b) of the Securities Exchange Act of 1934, and/or Section 17(a) of the Securities Act of 1933, and may seek civil monetary penalties, injunctive relief and other remedies against the Company and individuals, including potentially seeking a bar preventing one or more individuals from serving as an officer or director of a public company. The SEC may also take the position that the Company should restate its consolidated financial statements to address the accounting treatment referred to above. No settlement of any kind can be reached without approval by the SEC and the Company has not accrued for any civil monetary penalties because the Company cannot reasonably estimate the probability or amount of such penalties at this time.

12.	Subsequent Events

During July 2008, the Company entered into a definitive agreement with Signal Holdings LLC (“Signal”), a leading provider of wireless handset protection programs and repair services, to acquire Signal’s outstanding capital stock for $250,000 in an all-cash transaction. The transaction, which is pending regulatory approval, is expected to close in the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of June 30, 2008, compared with December 31, 2007, and our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (“SEC”) and the June 30, 2008 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements that involve a number of risks and uncertainties. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) general global economic, financial market and political conditions (including fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (iv) inadequacy of reserves established for future claims losses; (v) failure to predict or manage benefits, claims and other costs; (vi) diminished value of invested assets in our investment portfolio (due to, among other things, credit and liquidity risk, environmental liability exposure and inability to target an appropriate overall risk level); (vii) losses due to natural and man-made catastrophes; (viii) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (ix) inability of reinsurers to meet their obligations; (x) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xi) credit risk of some of our agents in Assurant Specialty Property and Solutions; (xii) a further decline in the manufactured housing industry; (xiii) a decline in our credit or financial strength ratings; (xiv) failure to effectively maintain and modernize our information systems; (xv) failure to protect client information and privacy; (xvi) failure to find and integrate suitable acquisitions and new insurance ventures; (xvii) inability of our subsidiaries to pay sufficient dividends; (xviii) failure to provide for succession of senior management and key executives; (xix) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); (xx) significant competitive pressures in our businesses and cyclicality of the insurance industry: (xxi) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the subsection entitled “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our 2007 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the six months ended June 30, 2008.

Recent Accounting Pronouncements - Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. See Note 5 for further information regarding FAS 157.

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

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

In February 2008, the FASB issued Financial Statement of Position FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities. Therefore, these financial instruments need to be included in calculating basic and diluted earnings per share under the two-class method described in FAS No. 128, Earnings Per Share. All prior period EPS data presented will be adjusted retrospectively. FSP EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, the Company is required to adopt FSP EITF 03-6-1 on January 1, 2009. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the potential impact on the Company’s basic and diluted earnings per share calculations.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,995,516	$1,798,687	$3,936,933	$3,558,196
Net investment income	201,211	190,302	398,985	407,198
Net realized (losses) gains on investments	(34,574)	(3,086)	(77,717)	2,484
Amortization of deferred gain on disposal of businesses	7,327	8,246	14,706	16,595
Fees and other income	79,280	70,578	153,178	137,517

Total revenues	2,248,760	2,064,727	4,426,085	4,121,990

Benefits, losses and expenses:
Policyholder benefits	998,208	902,053	1,935,667	1,791,575
Selling, underwriting and general expenses (1)(2)	985,851	894,904	1,924,501	1,769,830
Interest expense	15,287	15,296	30,575	30,593

Total benefits, losses and expenses	1,999,346	1,812,253	3,890,743	3,591,998

Income before provision for income taxes	249,414	252,474	535,342	529,992
Provision for income taxes	59,460	86,194	158,558	184,255

Net income	$189,954	$166,280	$376,784	$345,737

(1)	Includes amortization of DAC and VOBA.

(2)	Includes commissions, taxes, licenses and fees.

The following discussion provides a high level analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the three and six months ended June 30, 2008 (“Second Quarter 2008” and “Six Months 2008”, respectively) and three and six months ended June 30, 2007 (“Second Quarter 2007” and “Six Months 2007”, respectively). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

Net Income

Net income increased $23,674, or 14%, to $189,954 for Second Quarter 2008 from $166,280 for Second Quarter 2007. The increase was primarily due to the results of the Assurant Specialty Property segment, whose net income increased $40,835 to $131,042 for Second Quarter 2008, compared with $90,207 for Second Quarter 2007 and a $24,566 tax benefit associated with the sale of a subsidiary, United Family Life Insurance Company (“UFLIC”). The increase in the Assurant Specialty Property segment is primarily due to higher net earned premiums resulting from creditor placed homeowners insurance, a continued favorable combined ratio and higher net investment income due to increased average invested assets. Partially offsetting the strong results of the Assurant Specialty Property segment and the UFLIC related tax benefit were:

•	net realized losses on investments of $(22,473) (after-tax) in Second Quarter 2008 compared with net realized losses of $(2,006) (after-tax) in Second Quarter 2007,

•	a decrease of $6,117 in Assurant Health net income to $27,721 in Second Quarter 2008 from $33,838 in Second Quarter 2007,

•	a decrease of $2,845 in Assurant Employee Benefits net income to $18,630 in Second Quarter 2008 from $21,475 in Second Quarter 2007, and

•	a decrease of $14,443 in Assurant Corporate & Other net income, excluding the UFLIC tax benefit and net realized losses on investments, in Second Quarter 2008 from Second Quarter 2007.

The net realized losses on investments in Second Quarter 2008 include $17,923 (after-tax) of realized losses from the write-down of other-than-temporary declines in our investment portfolio, while Second Quarter 2007 had none. The decrease in Assurant Health’s net income is primarily attributable to an increase in the individual medical benefit loss ratio and the continuing decline in small employer group net earned premiums, partially offset by improved claim experience on small employer group business. The decrease in Assurant Employee Benefits net income is primarily attributable to less favorable dental and disability experience, partially offset by a decrease in selling, underwriting and general expenses. The decrease in Assurant Corporate & Other net income is primarily related to increases in costs related to the ongoing SEC investigation regarding certain loss mitigation products, increases in external professional fees and compensation expense and a decrease in net investment income.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

Net Income

Net income increased $31,047 or 9%, to $376,784 for Six Months 2008 from $345,737 for Six Months 2007. The increase was primarily due to the results of the Assurant Specialty Property segment, whose net income increased $91,145 to $255,786 for Six Months 2008, compared with $164,641 for Six Months 2007 due to higher net earned premiums resulting from creditor placed homeowners insurance, a continued favorable combined ratio and higher net investment income due to increased average invested assets. Also contributing to the increase was a $24,566 tax benefit associated with the sale of UFLIC.

Partially offsetting the strong results of the Assurant Specialty Property segment and the UFLIC related tax benefit were net realized losses on investments of $(50,516) (after-tax) in Six Months 2008 compared with net realized gains of $1,615 (after-tax) in Six Months 2007. The net realized losses on investments in Six Months 2008 include $46,138 (after-tax) of realized losses from the write-down of other-than-temporary declines in our investment portfolio, while Six Months 2007 had none. In addition, net investment income declined $5,338 (after-tax) to $259,340 (after-tax) for Six Months 2008, compared with $264,678 (after-tax) for Six Months 2007. This decline is primarily due to $23,733 (after-tax) of real estate joint venture partnership income included in Six Months 2007, while Six Months 2008 had $2,247 (after-tax) of net investment income from real estate joint venture partnerships. Partially offsetting the effects of the real estate joint venture partnership income is increased net investment income due to increased average invested assets.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$700,629	$618,675	$1,384,122	$1,201,686
Net investment income	108,425	100,784	215,155	212,801
Fees and other income	47,668	40,957	91,949	79,008

Total revenues	856,722	760,416	1,691,226	1,493,495

Benefits, losses and expenses:
Policyholder benefits	306,173	258,527	592,853	501,871
Selling, underwriting and general expenses (4)(5)	503,073	455,140	978,606	882,785

Total benefits, losses and expenses	809,246	713,667	1,571,459	1,384,656

Segment income before provision for income taxes	47,476	46,749	119,767	108,839
Provision for income taxes	15,121	16,539	39,855	34,560

Segment net income	$32,355	$30,210	$79,912	$74,279

Net earned premiums and other considerations:
Domestic:
Credit	$69,808	$76,109	$143,061	$157,030
Service contracts	335,552	280,274	655,066	542,137
Other (1)	15,186	15,517	30,620	32,206

Total Domestic	420,546	371,900	828,747	731,373

International:
Credit	88,661	92,413	186,925	189,290
Service contracts	90,128	62,543	167,795	105,260
Other (1)	6,903	10,260	16,501	19,239

Total International	185,692	165,216	371,221	313,789

Preneed	94,391	81,559	184,153	156,524

Total	$700,629	$618,675	$1,384,122	$1,201,686

Fees and other income:
Domestic:
Debt protection	$8,284	$7,469	$16,198	$16,219
Service contracts	19,941	17,190	38,312	34,067
Other (1)	7,439	5,205	13,174	11,698

Total Domestic	35,664	29,864	67,684	61,984

International	9,706	4,384	19,446	8,876
Preneed	2,298	6,709	4,819	8,148

Total	$47,668	$40,957	$91,949	$79,008

Gross written premiums (2):
Domestic:
Credit	$152,730	$167,738	$305,071	$329,581
Service contracts	396,157	448,143	789,968	902,547
Other (1)	17,076	22,014	33,834	42,878

Total Domestic	565,963	637,895	1,128,873	1,275,006

International:
Credit	214,407	201,353	433,619	392,768
Service contracts	110,714	86,948	211,716	166,530
Other (1)	8,962	13,933	20,310	24,355

Total International	334,083	302,234	665,645	583,653

Total	$900,047	$904,129	$1,794,519	$1,858,659

Preneed (face sales)	$120,859	$102,360	$225,283	$188,418
Combined ratio (3):
Domestic	99.4%	100.8%	98.0%	100.9%
International	111.4%	109.7%	106.9%	106.1%

(1)	This includes emerging products and run-off products lines.

(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

(4)	Includes amortization of DAC and VOBA.

(5)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

Net Income

Segment net income increased $2,145, or 7%, to $32,355 for Second Quarter 2008 from $30,210 for Second Quarter 2007. The increase was primarily due to improved underwriting results in our domestic service contract business. Partially offsetting this increase was unfavorable experience with a credit life product in Brazil of $6,900 (after-tax) in Second Quarter 2008 compared with $4,400 (after-tax) in Second Quarter 2007 due to additional information received from a client combined with continued investments made to support our strategic international expansion. Second Quarter 2007 included $8,010 (after-tax) of contract settlement fee income related to the sale of marketing rights for our Independent US Preneed business and income from our completed clients’ commission reconciliation project.

Total Revenues

Total revenues increased $96,306, or 13%, to $856,722 for Second Quarter 2008 from $760,416 for Second Quarter 2007. The increase is primarily attributable to an increase in net earned premiums and other considerations of $81,954, due to growth in our domestic and international service contract business as well as growth in our Preneed life insurance (“Preneed”) business. Growth in our Preneed business is mainly due to the acquisition of Mayflower National Life Insurance Company (“Mayflower”) in the later part of 2007. These increases were slightly offset by the continued runoff of our domestic credit insurance and domestic independent preneed businesses. Also contributing to the increase in revenues was an increase in fees and other income of $6,711, or 16%, primarily from various international acquisitions made subsequent to Second Quarter 2007, combined with the continued growth of our service contract business. Net investment income increased $7,641, or 8%, primarily attributable to higher average invested assets from growth in our international and domestic service contract and preneed businesses.

We experienced growth in gross written premium from our international and Preneed businesses and a decline in gross written premium from our domestic service contract and credit insurance businesses for Second Quarter 2008 compared with Second Quarter 2007. Gross written premiums from our international credit business increased $13,054, primarily driven by increased marketing efforts, strong client performance, greater outstanding credit card balances, as well as the favorable impact of foreign exchange rates. Gross written premiums in our international service contract business increased $23,766 from both new and existing clients, which is consistent with our international expansion strategy. We experienced an increase in our Preneed face sales primarily due to new business generated from former Alderwoods funeral homes and growth from our existing exclusive distribution partnership with Service Corporation International (“SCI”) funeral homes. Gross written premiums in our domestic service contract business decreased $51,986 primarily due to the store closings of a client and the impact of lower retail sales from other clients, partially offset by increases in premium from new clients. Gross written premiums from our domestic credit insurance business decreased $15,008 due to the continued runoff of our domestic credit insurance business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $95,579, or 13%, to $809,246 for Second Quarter 2008 from $713,667 for Second Quarter 2007. Policyholder benefits increased $47,646, primarily driven by the growth in net earned premiums from our domestic and international service contract and Preneed businesses, as well as unfavorable loss experience in a credit life product in Brazil. Selling, underwriting, and general expenses increased $47,933. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $35,713, primarily due to the overall commission rate increases caused by the change in business mix. This was evidenced by higher earnings in our service contract business, which has higher commission rates, compared to the lower commission rates on the decreasing domestic credit business. Additionally, Second Quarter 2007 included $6,900 of income from our completed clients commission reconciliation project. Total commission expenses also reflect reduced commission payments related to certain extended service contract clients who have not previously met minimum performance thresholds specified in their contracts. General expenses increased $12,220, due to higher employment expenses associated with continued investment in international expansion and amortization of other intangibles associated with international acquisitions made subsequent to Second Quarter 2007.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

Net Income

Segment net income increased $5,633, or 8%, to $79,912 for Six Months 2008 from $74,279 for Six Months 2007. The increase is primarily due to $11,700 (after-tax) of income related to the accrual of contractual receivables established from certain domestic service contract clients in the first quarter of 2008. Partially offsetting this increase was unfavorable experience with a credit life product in Brazil of $6,900 (after-tax) in Second Quarter 2008 compared with $4,400 (after-tax) in Second Quarter 2007 due to additional information received from a client. In addition, Second Quarter 2007 included $8,010 (after-tax) of income related to contract settlement fees received related to the sale of marketing rights for the Independent U.S. Preneed business and $6,900 of income from our completed clients commission reconciliation project. Net investment income increased $1,530 (after-tax). This increase is primarily attributable to Six Months 2008 having higher average invested assets compared with Six Months 2007 due to growth in our international and domestic service contract business. This increase is partially offset by net investment income of $10,070 (after-tax) from real estate joint venture partnerships included in Six Months 2007. Absent these items, net income increased primarily due to improved underwriting results in our domestic and international service contract business offset by continued investments made to support our strategic international expansion.

Total Revenues

Total revenues increased $197,731, or 13%, to $1,691,226 for Six Months 2008 from $1,493,495 for Six Months 2007. The increase is primarily attributable to an increase in net earned premiums and other considerations of $182,436, due to growth in our domestic and international service contract business as well as growth in our Preneed business. Growth in our Preneed business is mainly due to the acquisition of Mayflower in late 2007. These increases were slightly offset by the continued runoff of our domestic credit insurance and domestic independent preneed businesses. Also contributing to the increase in revenues was an increase in fees and other income of $12,941, or 16%, primarily from various international acquisitions made subsequent to Second Quarter 2007 combined with the continued growth of our service contract business. Net investment income increased $2,354, or 1%, despite net investment income of

$15,493 recognized in Six Months 2007 from real estate joint venture partnerships compared with $1,210 in Six Months 2008. Absent this investment income from real estate joint venture partnerships, net investment income increased $16,637, or 8%, primarily attributable to higher average invested assets from growth in our international and domestic businesses.

We experienced growth in gross written premium from international and Preneed businesses and a decline in gross written premium from our domestic service contract and credit insurance businesses for the Six Months 2008 compared with Six Months 2007. Gross written premiums from our international credit business increased $40,851, primarily driven by increased marketing efforts, strong client performance, which led to greater outstanding credit card balances, as well as the favorable impact of foreign exchange rates. Gross written premiums in our international service contracts business increased $45,186 primarily from both new and existing clients, which is consistent with our international expansion strategy. We experienced an increase in our Preneed face sales primarily due to new business generated from former Alderwoods funeral homes and growth from existing SCI funeral homes. Gross written premiums in our domestic service contract business decreased $112,579 primarily due to the store closings of a client and the impact of lower retail sales from other clients, partially offset by increases in premium from new clients. Gross written premiums from our domestic credit insurance business decreased $24,510 due to the continued runoff of our domestic credit insurance business.

Total Benefits, Losses and Expenses

Total benefits, losses, and expenses increased $186,803, or 14%, to $1,571,459 for Six Months 2008 from $1,384,656 for Six Months 2007. Policyholder benefits increased $90,982, primarily driven by growth in net earned premiums from our domestic and international service contract, and Preneed businesses, combined with unfavorable loss experience in a credit life product in Brazil. Selling, underwriting, and general expenses increased $95,821. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $66,532, primarily due to the overall commission rate increases caused by the change in business mix. This was evidenced by higher earnings in our service contract business, which has higher commission rates, compared to the lower commission rates on the decreasing domestic credit business. Additionally, Six Months 2007 included $6,900 of income from our completed clients commission reconciliation project. Total commission expenses also reflect reduced commission payments related to certain extended service contract clients who have not previously met minimum performance thresholds specified in their contracts, as well as an $18,000 receivable established at March 31, 2008 to reflect payments due from those clients. General expenses increased $29,289, due to additional costs associated with growth of the domestic service contract business as well as continued investment in international expansion.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$533,914	$393,614	$1,015,341	$760,655
Net investment income	31,997	23,667	61,372	45,536
Fees and other income	11,996	12,654	25,589	25,250

Total revenues	577,907	429,935	1,102,302	831,441

Benefits, losses and expenses:
Policyholder benefits	171,793	130,866	316,606	247,653
Selling, underwriting and general expenses (5)(6)	206,339	159,292	395,181	330,091

Total benefits, losses and expenses	378,132	290,158	711,787	577,744

Segment income before provision for income taxes	199,775	139,777	390,515	253,697
Provision for income taxes	68,733	49,570	134,729	89,056

Segment net income	$131,042	$90,207	$255,786	$164,641

Net earned premiums and other considerations by major product groupings:
Homeowners (Creditor Placed and Voluntary)	$391,153	$276,663	$733,488	$527,552
Manufactured Housing (Creditor Placed and Voluntary)	56,483	50,452	113,545	101,122
Other (1)	86,278	66,499	168,308	131,981

Total	$533,914	$393,614	$1,015,341	$760,655

Gross written premiums for selected product groupings:
Homeowners (Creditor Placed and Voluntary)	$529,444	$380,099	$948,945	$699,152
Manufactured Housing (Creditor Placed and Voluntary)	79,451	77,042	149,582	144,827
Other (1)	169,849	150,435	295,165	262,757

Total	$778,744	$607,576	$1,393,692	$1,106,736

Ratios:
Loss ratio (2)	32.2%	33.2%	31.2%	32.6%
Expense ratio (3)	37.8%	39.2%	38.0%	42.0%
Combined ratio (4)	69.3%	71.4%	68.4%	73.5%

(1)	This primarily includes flood, agricultural, specialty auto and renters insurance products.

(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

(5)	Includes amortization of DAC and VOBA.

(6)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

Net Income

Segment net income increased $40,835 or 45%, to $131,042 for Second Quarter 2008 from $90,207 for Second Quarter 2007. This increase in net income is primarily due to higher net earned premiums from our creditor placed homeowners insurance and continued favorable combined ratios due to a lower loss ratio despite a higher level of weather related losses and our ability to leverage the benefits of scale. Net income also improved due to a $5,414 (after-tax) increase in net investment income as a result of higher average invested assets resulting from the continued growth of the business.

Total Revenues

Total revenues increased $147,972, or 35%, to $577,907 for Second Quarter 2008 from $429,935 for Second Quarter 2007. The increase in revenues is primarily due to increased net earned premiums of $140,300, or 36%. The increase is attributable to the growth of creditor placed homeowners insurance which was primarily driven by the increase in average insured values of properties and an increased percentage of policies placed per loans tracked. Also, net investment income increased $8,330 or 35% in Second Quarter 2008 compared with Second Quarter 2007, due to higher average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $87,974 or 30%, to $378,132 for Second Quarter 2008 from $290,158 for Second Quarter 2007. This increase was due to an increase in policyholder benefits of $40,927 and higher selling, underwriting, and general expenses of $47,047. The increase in policyholder benefits is primarily attributable to the corresponding growth in creditor placed homeowners insurance and increased weather related losses. We have historically reported Insurance Services Office (“ISO”) catastrophe related losses in excess of $5,000 per event. No single event reached that threshold during Second Quarter 2008 or 2007. However, there was an unusually high frequency of ISO events in Second Quarter 2008 which resulted in $11,500 (after-tax) of catastrophe related losses compared with $3,400 (after-tax) in Second Quarter 2007. The combined ratio improved to 69.3% from 71.4%, due to a lower loss ratio despite a higher level of weather related losses, and the benefits of scale. Commissions, taxes, licenses and fees increased $35,381, primarily due to the associated increase in net earned premiums and a $8,400 benefit in Second Quarter 2007 from our completed clients commission reconciliation project. General expenses increased $11,665 primarily due to increases in employment related expenses consistent with business growth.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

Net Income

Segment net income increased $91,145, or 55%, to $255,786 for Six Months 2008 from $164,641 for Six Months 2007. This increase in net income is primarily due to higher net earned premium growth resulting from creditor placed homeowners insurance and continued favorable combined ratios due to a lower loss ratio despite a higher level of weather related losses and our ability to leverage the benefits of scale. Net income also improved due to an increase in net investment income of $10,293 (after-tax) as a result of higher average invested assets resulting from the continued growth of the business.

Total Revenues

Total revenues increased $270,861, or 33%, to $1,102,302 for Six Months 2008 from $831,441 for Six Months 2007. The increase in revenues is primarily due to increased net earned premiums of $254,686, or 33%. The increase is attributable to the growth of creditor placed homeowners insurance which was primarily driven by an increase in average insured values of properties and an increased percentage of policies placed per loans tracked. Also, net investment income increased $15,836 or 35%, due to higher average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $134,043, or 23%, to $711,787 for Six Months 2008 from $577,744 for Six Months 2007. This increase was due to an increase in policyholder benefits of $68,953 and higher selling, underwriting, and general expenses of $65,090. The increase in policyholder benefits is primarily attributable to the corresponding growth in creditor placed homeowners insurance and increased weather related losses. The combined ratio improved to 68.4% from 73.5%, due to a lower loss ratio despite a higher level of weather related losses, and the benefits of scale. Commissions, taxes, licenses and fees increased $45,269, primarily due to the associated increase in net earned premiums. General expenses increased $19,820 primarily due to increases in employment related expenses consistent with business growth.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$487,725	$513,936	$983,785	$1,026,720
Net investment income	15,302	16,290	30,950	35,560
Fees and other income	9,637	10,445	19,043	20,133

Total revenues	512,664	540,671	1,033,778	1,082,413

Benefits, losses and expenses:
Policyholder benefits	325,504	329,327	632,069	647,111
Selling, underwriting and general expenses (4)(5)	143,804	159,088	300,985	320,498

Total benefits, losses and expenses	469,308	488,415	933,054	967,609

Segment income before provision for income taxes	43,356	52,256	100,724	114,804
Provision for income taxes	15,635	18,418	35,740	40,442

Segment net income	$27,721	$33,838	$64,984	$74,362

Net earned premiums and other considerations:
Individual markets:
Individual medical	$318,095	$320,442	$637,851	$635,104
Short term medical	24,583	23,499	48,122	46,060

Subtotal	342,678	343,941	685,973	681,164
Small employer group:	145,047	169,995	297,812	345,556

Total	$487,725	$513,936	$983,785	$1,026,720

Membership by product line:
Individual markets:
Individual medical			587	650
Short term medical			101	99

Subtotal			688	749
Small employer group:			142	181

Total			830	930

Ratios:
Loss ratio (1)	66.7%	64.1%	64.2%	63.0%
Expense ratio (2)	28.9%	30.3%	30.0%	30.6%
Combined ratio (3)	94.4%	93.1%	93.0%	92.4%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

(4)	Includes amortization of DAC and VOBA.

(5)	Includes commissions, taxes, licenses and fees.

For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

Net Income

Segment net income decreased $6,117, or 18%, to $27,721 for Second Quarter 2008 from $33,838 for Second Quarter 2007. The decrease is primarily attributable to an increase in the individual medical benefit loss ratio and the continuing decline in small employer group net earned premiums, partially offset by improved claim experience on small employer group business.

Total Revenues

Total revenues decreased $28,007, or 5%, to $512,664 for Second Quarter 2008 from $540,671 for Second Quarter 2007. Net earned premiums and other considerations from our individual medical business decreased $2,347, or 1%, primarily due to reduced membership, partially offset by premium rate increases. This market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this growing segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $24,948, or 15%, due to a decline in members, partially offset by premium rate increases. The decline in the small employer group members is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $988 due to lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $19,107, or 4%, to $469,308 for Second Quarter 2008 from $488,415 for Second Quarter 2007. Policyholder benefits decreased $3,823, or 1%, although the benefit loss ratio increased to 66.7% from 64.1%. The increase in the benefit loss ratio was primarily attributable to higher claims experience on individual medical business coupled with a non-proportionate decline in net earned premiums. Our small employer group business had more favorable loss experience in Second Quarter 2008 compared with Second Quarter 2007. Selling, underwriting and general expenses decreased $15,284, or 10%, primarily due to lower commission expenses for both individual medical and small employer group business as well as a continued focus on expense management.

For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

Net Income

Segment net income decreased $9,378, or 13%, to $64,984 for Six Months 2008 from $74,362 for Six Months 2007. The decrease is primarily attributable to an increase in the individual medical benefit loss ratio and the continuing decline in small employer group net earned premiums, partially offset by improved claim experience on small employer group business.

Total Revenues

Total revenues decreased $48,635, or 4%, to $1,033,778 for Six Months 2008 from $1,082,413 for Six Months 2007. Net earned premiums and other considerations from our individual medical business increased $2,747, or less than 1%, due to premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $47,744, or 14%, due to a decline in members, partially offset by premium rate increases. The decline in small employer group business is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $4,610 due to lower investment income from real estate joint venture partnerships and lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $34,555, or 4%, to $933,054 for Six Months 2008 from $967,609 for Six Months 2007. Policyholder benefits decreased $15,042, or 2%, although the benefit loss ratio increased to 64.2% from 63.0%. The increase in the benefit loss ratio was due primarily to higher claims experience on individual medical business coupled with a non-proportionate decline in net earned premiums. Our small employer group business had more favorable loss experience in Six Months 2008 compared to Six Months 2007. Selling, underwriting and general expenses decreased $19,513, or 6%, primarily due to lower commission expenses for both individual medical and small employer group business as well as a continued focus on expense management.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$273,248	$272,462	$553,685	$569,135
Net investment income	38,919	39,408	77,288	91,295
Fees and other income	7,208	6,379	13,763	12,656

Total revenues	319,375	318,249	644,736	673,086

Benefits, losses and expenses:
Policyholder benefits	193,642	183,333	393,043	394,940
Selling, underwriting and general expenses (4)(5)	97,354	102,090	198,255	201,043

Total benefits, losses and expenses	290,996	285,423	591,298	595,983

Segment income before provision for income taxes	28,379	32,826	53,438	77,103
Provision for income taxes	9,749	11,351	18,476	26,671

Segment net income	$18,630	$21,475	$34,962	$50,432

Ratios:
Loss ratio (1)	70.9%	67.3%	71.0%	69.4%
Expense ratio (2)	34.7%	36.6%	34.9%	34.6%
Net earned premiums and other considerations
By major product grouping:
Group dental	$108,976	$102,567	$215,049	$204,102
Group disability single premiums for closed blocks (3)	—	—	5,500	22,847
All Other group disability	113,327	115,539	229,627	233,728
Group life	50,945	54,356	103,509	108,458

Total	$273,248	$272,462	$553,685	$569,135

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

(3)	This represents single premium on closed blocks of group disability business.

(4)	Includes amortization of DAC and VOBA.

(5)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

Net Income

Segment net income decreased $2,845 or 13% to $18,630 for Second Quarter 2008 from $21,475 for Second Quarter 2007. The decrease in net income was primarily driven by less favorable dental and disability experience, partially offset by a decrease in selling, underwriting and general expenses.

Total Revenues

Total revenues increased $1,126 to $319,375 for Second Quarter 2008 from $318,249 for Second Quarter 2007. The increase in revenue is primarily driven by an increase of $786 in net earned premiums and an increase of $829 in fees and other income, partially offset by decreased net investment income of $489. We continue to see overall growth in net earned premium, specifically in our small case business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $5,573 or 2% to $290,996 for Second Quarter 2008 from $285,423 for Second Quarter 2007. The loss ratio increased to 70.9% from 67.3%, as our dental and disability loss experience was less favorable. Our current year disability loss experience is favorable compared with our historical loss experience, due to continued good incidence, and favorable disability recovery rates, which includes claimants who return to work. Group dental loss experience was unfavorable compared to the prior year. Group life loss experience, while less favorable compared to the prior year, is favorable from a historical standpoint. The expense ratio decreased, to 34.7% from 36.6%, driven by a decrease in credited interest rates paid on deposit funds and a focus on expense management.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

Net Income

Segment net income decreased $15,470 or 31% to $34,962 for Six Months 2008 from $50,432 for Six Months 2007. The decrease in net income was primarily driven by a decrease in net investment income from real estate joint venture partnerships of approximately $9,096 (after-tax) and less favorable dental experience.

Total Revenues

Total revenues decreased $28,350 or 4% to $644,736 for Six Months 2008 from $673,086 for Six Months 2007. Excluding single premium on closed blocks of business, net earned premiums and other considerations increased $1,897, as we have begun to see overall growth in net earned premiums, specifically in our small case business. Net investment income decreased $14,007, primarily because Six Months 2007 included $15,204 in real estate joint venture partnerships investment income, while Six Months 2008 included $1,210.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $4,685 or 1% to $591,298 for Six Months 2008 from $595,983 for Six Months 2007. Disability loss experience was consistent with 2007 results. We continue to see favorable disability experience in the current year, driven by continued good incidence, and favorable disability recovery rates, which includes claimants who return to work. Group dental and group life experience was unfavorable when compared with the same period in prior year. Group life experience still remains favorable from a historical standpoint. The expense ratio increased to 34.9% from 34.6%. Excluding single premiums on closed blocks of business, the expense ratio decreased to 35.3% from 36.0%, driven by a decrease in interest rates paid on deposit funds and continued focus on expense management.

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

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net investment income	$6,568	$10,153	$14,220	$22,006
Net realized (losses) gains on investments	(34,574)	(3,086)	(77,717)	2,484
Amortization of deferred gain on disposal of businesses	7,327	8,246	14,706	16,595
Fees and other income	2,771	143	2,834	470

Total (losses) revenues	(17,908)	15,456	(45,957)	41,555

Benefits, losses and expenses:
Policy-holder benefits	1,096	—	1,096	—
Selling, underwriting and general expenses	35,281	19,294	51,474	35,413
Interest expense	15,287	15,296	30,575	30,593

Total benefits, losses and expenses	51,664	34,590	83,145	66,006

Segment loss before benefit for income taxes	(69,572)	(19,134)	(129,102)	(24,451)
Benefit for income taxes	(49,778)	(9,684)	(70,242)	(6,474)

Segment net loss	$(19,794)	$(9,450)	$(58,860)	$(17,977)

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

Net Income

Segment net loss increased $10,344, or 109%, to $(19,794) for Second Quarter 2008 from $(9,450) for Second Quarter 2007. This increase in net loss is mainly due to additional after-tax net realized losses on investments of $20,467, increases in costs related to the ongoing SEC investigation regarding certain loss mitigation products, an increase in external professional fees, a decrease in net investment income and $2,900 of income included in Second Quarter 2007, from the change in certain tax liabilities. These increases to net loss were partially offset by a $2,064 gain (after-tax) from the sale of UFLIC and an additional associated tax benefit of $24,566.

Total Revenues

Total revenues decreased $33,364 or 216%, to $(17,908) for Second Quarter 2008 from $15,456 for Second Quarter 2007. Revenues declined mainly due to additional net realized losses of $31,488 and a decline in net investment income of $3,585. The increase to net realized losses on investments was primarily driven by the write-down of other-than-temporary declines in our investment portfolio of $27,573. The decrease in net investment income was driven by a significant decrease in overnight interest rates coupled with lower average invested assets. Partially offsetting these decreases was an increase in fees and other income of $2,628 driven by the gain of $3,175 from the sale of UFLIC.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $17,074, or 49%, to $51,664 for Second Quarter 2008 from $34,590 for Second Quarter 2007. This increase is primarily due to $4,600 of costs related to the ongoing SEC investigation regarding certain loss mitigation products, $6,700 of increased compensation expense relating to severance and retirement benefits and $2,300 of increased externally contracted services for various ongoing projects.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

Net Income

Segment net loss increased $40,883, or 227%, to $(58,860) for Six Months 2008 from $(17,977) for Six Months 2007. This increase is mainly due to additional net realized losses on investments of $52,131 (after-tax), increases in costs related to the ongoing SEC investigation regarding certain loss mitigation products, increases in both external professional fees and compensation expense, and a decrease in net investment income. These increases to net loss were partially offset by the gain on the sale of UFLIC and the associated tax benefit of $24,566 and $2,866 of expense included in Six Months 2007, from the change in certain tax liabilities.

Total Revenues

Total revenues decreased $87,512, or 211%, to $(45,957) for Six Months 2008 from $41,555 for Six Months 2007. Revenues declined mainly due to additional net realized losses of $80,201 and a decrease in net investment income of $7,786. The increase in net realized losses on investments was primarily driven by the write-down of other-than-temporary declines in our investment portfolio of $70,982. The decrease in net investment income was driven by a significant decrease in overnight interest rates coupled with lower average invested assets. Partially offsetting these decreases was an increase in fees and other income of $2,364 due to the gain of $3,175 on the sale of UFLIC.

Total Benefits, Losses and Expenses

Total expenses increased $17,139, or 26%, to $83,145 for Six Months 2008 from $66,006 for Six Months 2007. The increase is primarily due to additional costs of $7,100 related to the ongoing SEC investigation regarding certain loss mitigation products, $6,700 of increased compensation expense relating to severance and retirement benefits and $3,200 of increased external professional fees for various ongoing projects.

Investments

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	As of June 30, 2008		As of December 31, 2007
Fixed maturity securities	$9,689,741	72%	$10,126,415	73%
Equity securities	717,549	5%	636,001	5%
Commercial mortgage loans on real estate	1,486,138	11%	1,433,626	10%
Policy loans	56,220	1%	57,107	1%
Short-term investments	472,215	3%	410,878	3%
Collateral held under securities lending	510,903	4%	541,650	4%
Other investments	594,571	4%	541,474	4%

Total investments	$13,527,337	100%	$13,747,151	100%

Of our fixed maturity securities shown above, 67% and 69% (based on total fair value) were invested in securities rated “A” or better as of June 30, 2008 and December 31, 2007, respectively.

The following table provides the cumulative net unrealized gains (losses), pre-tax, on fixed maturity securities and equity securities as of the dates indicated:

	As of June 30, 2008	As of December 31, 2007
Fixed maturity securities:
Amortized cost	$9,870,433	$10,026,355
Net unrealized (losses) gains	(180,692)	100,060

Fair value	$9,689,741	$10,126,415

Equity securities:
Cost	$800,984	$702,698
Net unrealized (losses)	(83,435)	(66,697)

Fair value	$717,549	$636,001

Net unrealized gains on fixed maturity securities decreased $280,752 to a net unrealized loss of $(180,692) as of June 30, 2008 from December 31, 2007. The decrease was primarily due to increases in interest spreads across many sectors during the period, partially offset by a decrease in treasury yields. The A-rated corporate spreads which started the year at 189 basis points over treasury securities increased to 258 basis points over treasury yields in the first half of 2008. The yield on 10-year treasury securities decreased 54 basis points between June 30, 2008 and December 31, 2007. Net unrealized losses on equity securities increased $16,738 to a net unrealized loss of $(83,435) as of June 30, 2008 from December 31, 2007. The increase was primarily due to changes in the preferred stock market. The price return of Merrill Lynch Global Bond Index - Preferred Stock, Hybrid index decreased 4.76% between June 30, 2008 and December 31, 2007.

Net investment income increased $10,909, or 6%, to $201,211 for Second Quarter 2008 from $190,302 for Second Quarter 2007. The increase is primarily due to an increase in average invested assets.

Net investment income decreased $8,213, or 2%, to $398,985 for Six Months 2008 from $407,198 for Six Months 2007. The decrease is primarily due to lower investment income from real estate joint venture partnerships, partially offset by an increase in average invested assets.

The investment category of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2008 and the length of time the securities have been in an unrealized loss position were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
Bonds	$4,389,493	$(177,944)	$1,348,867	$(131,918)	$5,738,360	$(309,862)

Equity securities
Common stock	374	(4)	—	—	374	(4)
Preferred stocks	390,481	(45,681)	222,621	(42,372)	613,102	(88,053)

Total	$4,780,348	$(223,629)	$1,571,488	$(174,290)	$6,351,836	$(397,919)

The total gross unrealized losses represent less than 7% of the aggregate fair value of the related securities. Approximately 56% of these gross unrealized losses have been in a continuous loss position for less than twelve months. The gross total unrealized losses are comprised of 1,566 individual securities with 68% of the individual securities having an unrealized loss of less than $200. The total gross unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $77,892.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $70,982 of other-than-temporary impairments for Six Months 2008. There were no other–than-temporary impairments for Six Months 2007. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, we believe that the prices of the securities in an unrealized loss position as of June 30, 2008 were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. We have the ability and intent to hold these assets until the date of recovery.

The aggregate amounts of the Company’s current holdings as of June 30, 2008 of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and their related unrealized gain (loss) are as follows:

	Residential Mortgage-Backed (at fair value)	Unrealized Gain	Senior and Subordinated Debt (at fair value)	Unrealized Gain	Preferred Stock (at fair value)	Unrealized Loss
Fannie Mae	$445,839	$1,108	$37,820	$900	$45,408	$(7,399)

Freddie Mac	176,370	1,834	25,326	493	48,902	(9,627)

As of June 30, 2008, the Company does not own any common stock of Fannie Mae or Freddie Mac.

As of June 30, 2008, the Company owns $339,568 of securities guaranteed by financial insurance companies. Included in this amount were $268,731 of municipal securities, whose credit rating was AA with the guarantee, but would have had a rating of A+ without the guarantee.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity security portfolio as well as the current net unrealized loss position at June 30, 2008.

	Market Value	Percentage of Portfolio	Net Unrealized Loss
		(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$40,331	0.42%	$(2,374)
Second lien mortgages (including sub-prime second lien mortgages)	14,287	0.15%	(872)

Total exposure to sub-prime collateral	$54,618	0.57%	$(3,246)

At June 30, 2008, approximately 6.0% of the mortgage-backed holdings had exposure to the sub-prime mortgage collateral. This represented approximately 0.6% of the total fixed maturity portfolio and 1.1% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 96% are rated as investment grade. We have no sub-prime exposure to collateralized debt obligations. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

As required by FAS 157, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of three levels. See the Critical Accounting Policies and estimates section for a further discussion of FAS 157. Level 2 valuations within the fair value hierarchy include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Each security is evaluated based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security.

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

Liquidity

Dividends paid by our subsidiaries were $184,303 and $436,900 for Six Months 2008 and for the year ended December 31, 2007, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to periodically repurchase our outstanding common stock.

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

We paid dividends of $0.14 per common share on June 10, 2008 to shareholders of record as of May 27, 2008 and $0.12 per common share on March 10, 2008 to shareholders of record as of February 25, 2008. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Retirement and Other Employee Benefits

Our qualified pension benefits plan was $30,283 over-funded at December 31, 2007. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During the first six months of 2008, we contributed $10,000 to the qualified pension benefits plan. We expect to contribute an additional $10,000 to the qualified pension benefits plan over the remaining course of 2008.

Commercial Paper Program

In March 2004, we established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit. We did not use the commercial paper program or the revolving credit facility during the six months ended June 30, 2008.

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

The table below shows our recent net cash flows:

	For The Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities (1)	$433,936	$521,021
Investing activities	(216,030)	(551,840)
Financing activities	(66,267)	53,218

Net change in cash	$151,639	$22,399

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $433,936 and $521,021 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash provided by operating activities is primarily due to decline in gross written premium from our domestic service contract and credit insurance businesses for Six Months 2008 compared with Six Months 2007.

Net cash used in investing activities was $216,030 and $551,840 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash used in investing activities is primarily due to the change in collateral held under securities lending.

Net cash used in financing activities was $66,267 and net cash provided by financing activities was $53,218 for the six months ended June 30, 2008 and 2007, respectively. The change in net cash used in financing activities is primarily due to the change in obligation under securities lending, partially offset by purchases of treasury stock during 2007.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Six Months Ended June 30,
Security	2008	2007
	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$30,430	$30,550
Common stock dividends	30,740	26,731

Total	$61,170	$57,281

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $54,117 and $31,813 of letters of credit outstanding as of June 30, 2008 and December 31, 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2007 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008. Based on that review, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ending June 30, 2008, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in the period covered by this report.

Item 1A.	Risk Factors.

Our 2007 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ending June 30, 2008.

Item 4.	Submission of Matters to Vote of Security Holders.

The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of the Stockholders of the Company (the “Annual Meeting”), the successors to the class of directors whose term expires at such meeting are nominated for election for a term expiring at the Company’s Annual Meeting held in the third year following the year of election. At the Company’s Annual Meeting held on May 15, 2008, the four nominees listed under (a) below were elected as directors to hold office for terms ending in 2011 or until their respective successors are duly elected and qualified. The following directors, constituting the members of the two classes of directors whose terms did not expire at such annual meeting, continued to serve as directors of the Company: Howard L. Carver, Juan N. Cento, Allen R. Freedman, Charles John Koch, H. Carroll Mackin, and Robert B. Pollock.

In addition, at the 2008 Annual Meeting, the Company’s stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year; approved the Assurant, Inc. Executive Short Term Incentive Plan, and approved the Assurant, Inc. Long Term Equity Incentive Plan.

The number of votes cast for and against and abstentions as to each of these matters was as follows:

(a) Election of Directors:

Name of Director	Votes For	Votes Withheld
John Michael Palms	99,662,282	3,246,449
Robert J. Blendon	100,868,304	2,040,427
Beth L. Bronner	100,290,897	2,617,834
David B. Kelso	102,007,619	901,112

(b)	Ratification of Appointment of Pricewaterhouse Coopers LLP as the Independent Registered Public Accounting Firm of the Company for the 2008 fiscal year:

Votes For	Votes Against	Abstentions
101,055,158	1,124,780	728,793

(c)	Approval of the Assurant, Inc. Executive Short Term Incentive Plan:

Votes For	Votes Against	Abstentions
99,078,434	3,109,854	720,443

(d)	Approval of the Assurant, Inc. Long Term Equity Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non- votes
81,954,276	14,986,002	718,871	5,249,582

Item 6.	Exhibits.

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com.

Exhibit Number	Exhibit Description

10.1	First Amendment of Assurant, Inc. Amended and Restated Directors Compensation Plan.*

10.2	Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to the Registrant’s Form S-8, originally filed on May 15, 2008).*

10.3	Assurant, Inc. Executive Short Term Incentive Plan, effective May 15, 2008.*

10.4	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan.*

10.5	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan.*

10.6	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan.*

10.7	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 4, 2008	By:	/s/ Robert B. Pollock
Name: Robert B. Pollock
Title: President and Chief Executive Officer

Date: August 4, 2008	By:	/s/ Michael J. Peninger
Name: Michael J. Peninger
Title: Executive Vice President and Interim Chief Financial Officer