Form 10-Q
period 2008-09-30
ASSURANT INC
filed 2008-11-04
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s Common Stock outstanding at November 1, 2008 was 117,616,961.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $9,674,940 in 2008 and $10,026,355 in 2007)	$9,059,614	$10,126,415
Equity securities available for sale, at fair value (cost - $594,035 in 2008 and $702,698 in 2007)	491,813	636,001
Commercial mortgage loans on real estate, at amortized cost	1,502,086	1,433,626
Policy loans	57,475	57,107
Short-term investments	620,434	410,878
Collateral held under securities lending	343,321	541,650
Other investments	533,974	541,474

Total investments	12,608,717	13,747,151
Cash and cash equivalents	1,053,679	804,964
Premiums and accounts receivable, net	514,551	580,379
Reinsurance recoverables	4,015,817	3,904,348
Accrued investment income	163,502	149,165
Tax receivable	23,886	26,012
Deferred acquisition costs	2,783,598	2,895,345
Deferred income taxes, net	327,540	—
Property and equipment, at cost less accumulated depreciation	266,281	275,779
Goodwill	840,490	832,656
Value of business acquired	112,460	125,612
Other assets	391,406	265,617
Assets held in separate accounts	2,252,388	3,143,288

Total assets	$25,354,315	$26,750,316

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$7,232,105	$7,189,496
Unearned premiums	5,579,160	5,410,709
Claims and benefits payable	3,424,780	3,303,084
Commissions payable	215,704	267,886
Reinsurance balances payable	112,076	104,105
Funds held under reinsurance	46,747	50,147
Deferred gain on disposal of businesses	194,687	216,772
Obligation under securities lending	355,961	541,650
Accounts payable and other liabilities	1,225,803	1,332,824
Deferred income taxes, net	—	108,429
Debt	971,933	971,863
Mandatorily redeemable preferred stock	11,160	21,160
Liabilities related to separate accounts	2,252,388	3,143,288

Total liabilities	21,622,504	22,661,413

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 117,362,285 and 117,808,007 shares outstanding at September 30, 2008 and December 31, 2007, respectively	1,443	1,438
Additional paid-in capital	2,921,290	2,904,970
Retained earnings	2,484,399	2,269,107
Accumulated other comprehensive (loss) income	(475,798)	53,911
Treasury stock, at cost; 26,997,943 and 25,997,943 shares at September 30, 2008 and December 31, 2007	(1,199,523)	(1,140,523)

Total stockholders’ equity	3,731,811	4,088,903

Total liabilities and stockholders’ equity	$25,354,315	$26,750,316

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,984,136	$1,893,388	$5,921,069	$5,451,584
Net investment income	192,314	194,049	591,299	601,247
Net realized losses on investments	(299,205)	(13,076)	(376,922)	(10,592)
Amortization of deferred gain on disposal of businesses	7,379	8,298	22,085	24,893
Fees and other income	69,911	65,533	223,089	203,050

Total revenues	1,954,535	2,148,192	6,380,620	6,270,182

Benefits, losses and expenses
Policyholder benefits	1,095,048	935,545	3,030,715	2,727,120
Amortization of deferred acquisition costs and value of business acquired	422,767	359,756	1,253,064	1,034,515
Underwriting, general and administrative expenses	585,050	553,458	1,679,254	1,648,529
Interest expense	15,190	15,288	45,765	45,881

Total benefits, losses and expenses	2,118,055	1,864,047	6,008,798	5,456,045

(Loss) income before (benefit) provision for income taxes	(163,520)	284,145	371,822	814,137
(Benefit) provision for income taxes	(52,091)	96,954	106,467	281,209

Net (loss) income	$(111,429)	$187,191	$265,355	$532,928

Earnings Per Share
Basic	$(0.95)	$1.58	$2.25	$4.43
Diluted	$(0.95)	$1.56	$2.23	$4.37
Dividends per share	$0.14	$0.12	$0.40	$0.34

Share Data:
Weighted average shares outstanding used in basic per share calculations	117,750,167	118,447,175	117,897,422	120,404,471
Plus: Dilutive securities	—	1,294,259	1,247,054	1,657,540

Weighted average shares used in diluted per share calculations	117,750,167	119,741,434	119,144,476	122,062,011

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2007 through September 30, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2007	$1,438	$2,904,970	$2,269,107	$53,911	$(1,140,523)	$4,088,903
Stock plan exercises	5	(6,475)	—	—	—	(6,470)
Stock plan compensation expense	—	17,058	—	—	—	17,058
Tax benefit of exercise of stock options	—	5,737	—	—	—	5,737
Dividends	—	—	(47,203)	—	—	(47,203)
Acquisition of common shares	—	—	—	—	(59,000)	(59,000)
Cumulative effect of change in accounting principles (Note 2)	—	—	(2,860)	—	—	(2,860)
Comprehensive loss:
Net income	—	—	265,355	—	—	265,355
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes	—	—	—	(498,881)	—	(498,881)
Net change in foreign currency translation, net of taxes	—	—	—	(35,455)	—	(35,455)
Amortization of pension and postretirement unrecognized net periodic benefit, net of taxes		—	—	4,627	—	4,627

Total other comprehensive loss						(529,709)

Total comprehensive loss:						(264,354)

Balance, September 30, 2008	$1,443	$2,921,290	$2,484,399	$(475,798)	$(1,199,523)	$3,731,811

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$814,371	$836,839

Investing activities
Sales of:
Fixed maturity securities available for sale	1,727,766	1,484,451
Equity securities available for sale	239,956	224,181
Property and equipment and other	380	100
Subsidiary, net of cash transferred	31,853	1,151
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	445,164	483,301
Purchases of:
Fixed maturity securities available for sale	(2,046,675)	(2,392,169)
Equity securities available for sale	(314,990)	(211,433)
Property and equipment and other	(37,388)	(39,753)
Subsidiaries and warranty business, net of cash transferred	(142,689)	(102,237)
Change in commercial mortgage loans on real estate	(69,004)	(138,293)
Change in short term investments	(238,878)	4,308
Change in other invested assets	(37,072)	17,854
Change in policy loans	(472)	1,280
Change in collateral held under securities lending	179,232	(288,902)

Net cash used in investing activities	(262,817)	(956,161)

Financing activities
Repayment of mandatorily redeemable preferred stock	(10,000)	(1,000)
Excess tax benefits from stock-based payment arrangements	5,737	7,471
Acquisition of common stock	(59,000)	(315,570)
Dividends paid	(47,203)	(40,877)
Change in obligation under securities lending	(185,689)	288,902
Commercial paper issued	—	39,958
Commercial paper repaid	—	(40,000)

Net cash used in financing activities	(296,155)	(61,116)

Effect of exchange rate changes on cash and cash equivalents	(6,684)	7,913

Change in cash and cash equivalents	248,715	(172,525)
Cash and cash equivalents at beginning of period	804,964	987,672

Cash and cash equivalents at end of period	$1,053,679	$815,147

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and selected international markets.

The Company is traded on the New York Stock Exchange under the symbol AIZ.

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

The Company recorded an after-tax cumulative effect of change in accounting principle of $(2,860) on January 1, 2008, related to the adoption of Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). The amount is reflected in the statement of changes in stockholders’ equity as required. See Notes 3 and 7 for further information regarding the adoption of FAS 157.

During the period ended September 30, 2008, our liability for unrecognized tax benefits decreased $8,731 due to an IRS audit settlement.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

earnings. Effective September 30, 2008, the Company adopted Financial Statement of Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 regarding the pricing of securities in an inactive market. The adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position or results of operations. See Note 7 for further information regarding FAS 157.

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

Recent Accounting Pronouncements - Not Yet Adopted

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities. Therefore, these financial instruments need to be included in calculating basic and diluted earnings per share under the two-class method described in FAS No. 128, Earnings Per Share. All prior period EPS data presented will be adjusted retrospectively. FSP EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, the Company is required to adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s basic and diluted earnings per share calculations.

4. Business Combinations

On September 26, 2008 the Company acquired the Warranty Management Group business from GE Consumer & Industrial, a unit of General Electric (“GE”). The Company paid GE $140,000 in cash for the sale, transfer and conveyance of certain assets and will assume certain liabilities. In connection with the acquisition of this business, the Company recorded $126,840 in amortizable intangible assets and $13,160 in goodwill. The factors that contributed to the recognition of goodwill include: marketing knowledge gained from the pre-existing relationship, acquisition of key former GE employees and increased sales opportunities not afforded the Company under the pre-existing relationship. As part of the acquisition, the Company entered into a new 10-year agreement to market extended warranties and service contracts on GE- branded major appliances in the United States.

In a separate transaction, GE paid the Company $115,000 in cash in connection with the termination of the existing strategic alliance. Under the pre-existing relationship, the Company sold extended warranties directly to GE appliance purchasers and through leading retailers. After the acquisition, the Company assumed full responsibility for operating the extended warranty business it previously co-managed and shared with GE. Due to the termination of the existing strategic alliance, the Company reduced its deferred acquisition cost (“DAC”) asset.

The results of operations of the GE Warranty Management Group will not have a material effect on the Company’s results, and accordingly, proforma information has not been disclosed.

5. Business Dispositions

On May 1, 2008, the Company sold a subsidiary, United Family Life Insurance Company (“UFLIC”), to a third party for proceeds of $32,715. The Company recognized a pre-tax gain of $3,175 from the sale. In connection with the sale of UFLIC, the Company also recognized an associated tax benefit of $24,566, primarily related to capital loss carry backs.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

6. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$147,075	$5,469	$(58)	$152,486
States, municipalities and political subdivisions	960,329	6,856	(34,140)	933,045
Foreign governments	552,404	6,868	(14,062)	545,210
Public utilities	1,203,536	7,253	(87,535)	1,123,254
Mortgage backed securities	937,132	8,502	(22,316)	923,318
All other corporate bonds	5,874,464	24,761	(516,924)	5,382,301

Total fixed maturity securities	$9,674,940	$59,709	$(675,035)	$9,059,614

Equity securities:
Industrial, miscellaneous and all other	$5,671	$284	$(500)	$5,455
Non-sinking fund preferred stocks	588,364	1,049	(103,055)	486,358

Total equity securities	$594,035	$1,333	$(103,555)	$491,813

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$287,064	$10,236	$(22)	$297,278
States, municipalities and political subdivisions	630,196	16,931	(578)	646,549
Foreign governments	680,097	28,815	(4,666)	704,246
Public utilities	1,152,023	32,265	(10,541)	1,173,747
Mortgage backed securities	1,014,009	12,672	(6,067)	1,020,614
All other corporate bonds	6,262,966	143,166	(122,151)	6,283,981

Total fixed maturity securities	$10,026,355	$244,085	$(144,025)	$10,126,415

Equity securities:
Industrial, miscellaneous and all other	$21,193	$1,283	$—	$22,476
Non-sinking fund preferred stocks	681,505	3,830	(71,810)	613,525

Total equity securities	$702,698	$5,113	$(71,810)	$636,001

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the impairment reported as a realized loss in that period. Realized gains and losses on sales of investments are recognized on the specific identification basis.

The net realized losses including other-than-temporary impairments recorded in the statement of operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net realized (losses) gains related to sales:
Fixed maturity securities	$(19,982)	$(7,473)	$(20,988)	$(9,039)
Equity securities	(43,190)	(4,161)	(47,546)	(5,585)
Commercial mortgage loans on real estate	—	—	952	—
Other investments	(428)	5,257	(2,753)	11,884
Collateral held under securities lending	(6,457)	—	(6,457)	—

Total related to sales	(70,057)	(6,377)	(76,792)	(2,740)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(108,106)	(6,191)	(166,676)	(6,191)
Equity securities	(116,901)	(508)	(129,313)	(508)
Other investments	(4,141)	—	(4,141)	(1,153)

Total other-than-temporary impairments	(229,148)	(6,699)	(300,130)	(7,852)

Total	$(299,205)	$(13,076)	$(376,922)	$(10,592)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

When we determine that there is an other-than-temporary impairment, we write down the value of the security to the current market value, which reduces the cost basis. In periods subsequent to the recognition of an other-than-temporary impairment, we generally accrete into net investment income the discount (or amortize the reduced premium) resulting from the reduction in cost basis, based upon the amount and timing of the expected future cash flows over the remaining life of the security.

The investment category of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2008 and December 31, 2007 and the length of time the securities have been in an unrealized loss position were as follows:

	September 30, 2008
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$7,219	$(58)	$—	$—	$7,219	$(58)
States, municipalities and political subdivisions	749,029	(33,100)	10,812	(1,040)	759,841	(34,140)
Foreign governments	315,680	(13,605)	7,873	(457)	323,553	(14,062)
Public utilities	806,763	(63,775)	137,897	(23,760)	944,660	(87,535)
All other corporate bonds	3,494,676	(312,211)	978,316	(204,713)	4,472,992	(516,924)
Mortgage backed securities	328,664	(14,924)	92,510	(7,392)	421,174	(22,316)

Total fixed maturity securities	$5,702,031	$(437,673)	$1,227,408	$(237,362)	$6,929,439	$(675,035)

Equity securities:
Industrial, miscellaneous and all other	$4,752	$(500)	$—	$—	$4,752	$(500)
Non-sinking fund preferred stocks	214,606	(48,585)	181,737	(54,470)	396,343	(103,055)

Total equity securities	$219,358	$(49,085)	$181,737	$(54,470)	$401,095	$(103,555)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

	December 31, 2007
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,108	$(1)	$10,189	$(21)	$11,297	$(22)
States, municipalities and political subdivisions	98,544	(525)	6,031	(53)	104,575	(578)
Foreign governments	99,985	(2,966)	47,285	(1,700)	147,270	(4,666)
Public utilities	317,542	(6,436)	114,001	(4,105)	431,543	(10,541)
All other corporate bonds	102,488	(3,277)	224,233	(2,790)	326,721	(6,067)
Mortgage backed securities	2,125,337	(89,862)	699,116	(32,289)	2,824,453	(122,151)

Total fixed maturity securities	$2,745,004	$(103,067)	$1,100,855	$(40,958)	$3,845,859	$(144,025)

Equity securities:
Non-sinking fund preferred stocks	$399,160	$(58,427)	$106,487	$(13,383)	$505,647	$(71,810)

We did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at September 30, 2008 or December 31, 2007, based on factors noted above and also because management has the ability and intent to hold these assets until recovery in value occurs and we believe the securities will generally continue to perform in accordance with their contractual terms.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the re-investment of cash collateral.

Our liability to the borrower for collateral received was $355,961 and the fair value of the collateral reinvested was $343,321 at September 30, 2008. The difference between these amounts is recorded as an unrealized loss and is included as part of accumulated other comprehensive income.

7. Fair Value Measurements

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of September 30, 2008.

Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$9,059,614	$3,691		$8,874,399		$181,524
Equity securities	491,813	4,349	a	467,906		19,558
Short-term investments	620,434	503,980		116,454		—
Collateral held under securities lending	233,320	22,016		211,304		—
Other investments	268,664	76,744	b	181,272	c	10,648	c
Cash equivalents	841,866	841,866		—
Other assets	3,725	—		—		3,725
Assets held in separate accounts	2,173,524	1,980,250	a	193,274		—

Total financial assets	$13,692,960	$3,432,896		$10,044,609		$215,455

Financial Liabilities
Other liabilities	$76,744	$76,744	b	$—		$—

[a]	Mainly includes mutual fund investments
[b]	Comprised of Assurant Incentive Plan investments and related liability which are invested in mutual funds
[c]	Consists of invested assets associated with a modified coinsurance arrangement

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended September 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of quarter	$249,328	$215,229	$19,856	$9,240	$5,003
Total net losses (realized/unrealized) included in earnings	(27,986)	(26,422)	—	(5)	(1,559)
Net unrealized losses included in stockholder’s equity	(3,239)	(1,006)	(1,580)	(653)	—
Purchases, issuances, (sales) and (settlements)	(5,286)	(5,227)	—	(340)	281
Net transfers in (out of)	2,638	(1,050)	1,282	2,406	—

Balance, end of period	$215,455	$181,524	$19,558	$10,648	$3,725

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the nine months ended September 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of year	$282,581	$256,937	$12,116	$10,368	$3,160
Total net (losses) gains (realized/unrealized) included in earnings	(28,077)	(26,961)	—	11	(1,127)
Net unrealized losses included in stockholder’s equity	(19,214)	(15,875)	(2,234)	(1,105)	—
Purchases, issuances, (sales) and (settlements)	21,274	18,674	1,940	(1,032)	1,692
Net transfers (out of) in	(41,109)	(51,251)	7,736	2,406	—

Balance, end of period	$215,455	$181,524	$19,558	$10,648	$3,725

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

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

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended September 30, 2008, the application of valuation technique applied to similar assets and liabilities has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities.

Management uses the following criteria in order to determine whether the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of bid-ask spread.

Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets.

The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, which happens infrequently, the price of a security is adjusted accordingly. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize our financial assets in the fair value hierarchy.

8. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is being amortized over the life of the notes and is included as part of interest expense in the statement of operations.

The interest expense incurred related to the senior notes was $15,047 for the three months ended September 30, 2008 and 2007, respectively, and $45,141 for the nine months ended September 30, 2008 and 2007 respectively. There was $7,523 of accrued interest at September 30, 2008 and 2007, respectively. The Company made interest payments of $30,094 on February 15, 2008 and August 15, 2008.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. The Company did not use the commercial paper program during the nine months ended September 30, 2008. During 2007, the Company used proceeds from the commercial paper program for general corporate

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

purposes, all of which were repaid during 2007. The Company did not use the revolving credit facility during the nine months ended September 30, 2008 or the twelve months ended December 31, 2007.

The revolving credit facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. The Company is in compliance with all covenants, minimum ratios and thresholds.

9. Stock Based Compensation

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee Directors. Effective May 2008, no new grants will be made under this plan and all future grants issued to directors will be issued from the Assurant, Inc. Long-Term Equity Incentive Plan, discussed further below. The compensation expense recorded related to these shares was $625 for the nine months ended September 30, 2007. There was no expense recorded for the three months ended September 30, 2007, or for the three and nine months ended September 30, 2008.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

Restricted Stock

The restricted shares granted to employees and to non-employee Directors were 12,245 and 27,050 for the three months ended September 30, 2008 and 2007, respectively, and 132,876 and 110,459 for the nine months ended September 30, 2008 and 2007, respectively. The compensation expense recorded related to restricted stock was $1,778 and $1,618 for the three months ended September 30, 2008 and 2007, respectively, and $5,481 and $3,698 for the nine months ended September 30, 2008 and 2007, respectively. The related total income tax benefit recognized was $622 and $566 for the three months ended September 30, 2008 and 2007, respectively, and $1,721 and $1,294 for the nine months ended September 30, 2008 and 2007, respectively. The weighted average grant date fair value for restricted stock granted during the nine months ended September 30, 2008 and 2007 was $62.96 and $55.23, respectively.

As of September 30, 2008, there was $6,804 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the three months ended September 30, 2008 and 2007 was $378 and $179, respectively, and $5,833 and $3,182 for the nine months ended September 30, 2008 and 2007, respectively.

Stock Appreciation Rights

There were no SARs granted during the three months ended September 30, 2008 and 2007 and 1,497,891 and 1,541,505 granted during the nine months ended September 30, 2008 and 2007, respectively. The compensation expense recorded related to SARs was $3,643 and $3,236 for the three months ended September 30, 2008 and 2007, respectively, and $10,243 and $9,241 for the nine months ended September 30, 2008 and 2007, respectively. The related total income tax benefit recognized was $1,275 and $1,132 for the three months ended September 30, 2008 and 2007, respectively, and $3,545 and $3,196 for the nine months ended September 30, 2008 and 2007, respectively. The weighted average grant date fair value for SARs granted during the nine months ended September 30, 2008 was $13.77.

The total intrinsic value of SARs exercised during the nine months ended September 30, 2008 and 2007 was $38,496 and $53,389, respectively. As of September 30, 2008, there was approximately $22,519 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The fair value of each SAR outstanding was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the nine months ended September 30, 2008 were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the nine months ended September 30, 2008 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current expected annual dividend and share price on the grant date.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase stock at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $483 and $415 for the three months ended September 30, 2008 and 2007, respectively, and $1,334 and $1,076 for the nine months ended September 30, 2008 and 2007, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

In January 2008, the Company issued 70,646 shares to employees at a discounted price of $53.45 for the offering period of July 1, 2007 through December 31, 2007. In January 2007, the Company issued 80,282 shares to employees at a discounted price of $43.52 for the offering period of July 1, 2006 through December 31, 2006.

In July 2008, the Company issued 65,841 shares to employees at a discounted price of $59.13 for the offering period of January 1, 2008 through June 30, 2008, related to the ESPP. In July 2007, the Company issued 75,468 shares to employees at a discounted price of $50.26 for the offering period of January 1, 2007 through June 30, 2007, related to the ESPP.

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

10. Stock Repurchase

On August 7, 2008, the Company purchased 1,000,000 of its common shares from Fortis Insurance N.V. (“Fortis”) at a price, including transaction fees, of $59.00 per share for a total of $59,000. The shares were purchased in a private aftermarket block transaction.

In September 2007, the Company announced the suspension of its stock buyback program. The purchase of shares from Fortis does not constitute a resumption of its buyback program, which remains on hold. The Company continues to evaluate the potential to implement a new buyback program.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

11. Earnings Per Common Share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator
Net (loss) income	$(111,429)	$187,191	$265,355	$532,928

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	117,750,167	118,447,175	117,897,422	120,404,471

Incremental common shares from :
SARs	—	1,216,688	1,137,360	1,585,790
Restricted stock	—	77,571	104,196	71,750
ESPP	—	—	5,498	—

Weighted average shares used in diluted earnings per share calculations	117,750,167	119,741,434	119,144,476	122,062,011

Earnings per share
Basic	$(0.95)	$1.58	$2.25	$4.43
Diluted*	$(0.95)	$1.56	$2.23	$4.37

*	Per FAS128, no potential common shares are included in the computation of diluted per share amount when a loss from operations exists.

Average restricted shares totaling 26,662 for the three months ended September 30, 2007, and 336 and 65,579, for the nine months ended September 30, 2008 and 2007, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average SARs totaling 1,468,543 for the three months ended September 30, 2007, and 1,065,998 and 1,145,150 for the nine months ended September 30, 2008 and 2007, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$5,196	$5,252	$481	$514	$626	$726
Interest cost	7,098	6,222	1,572	1,456	958	849
Expected return on plan assets	(9,040)	(8,312)	—	—	(717)	(321)
Amortization of prior service cost	717	758	175	250	346	341
Amortization of net loss (gain)	399	2,003	299	264	(118)	—

Net periodic benefit cost	$4,370	$5,923	$2,527	$2,484	$1,095	$1,595

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$15,796	$15,486	$1,431	$1,523	$2,176	$2,210
Interest cost	20,248	18,437	4,522	4,260	2,858	2,615
Expected return on plan assets	(27,590)	(24,253)	—	—	(1,317)	(935)
Amortization of prior service cost	2,167	2,297	575	850	996	1,002
Amortization of net loss (gain)	2,499	5,471	999	1,274	(118)	—
Settlement charge under FAS 88	—	—	1,748	115	—	—

Net periodic benefit cost	$13,120	$17,438	$9,275	$8,022	$4,595	$4,892

(1)	The Company’s nonqualified plans are unfunded.

During the first nine months of 2008, $15,000 was contributed to the qualified pension benefits plan. An additional $5,000 is expected to be contributed to the qualified pension benefits plan over the remainder of 2008.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

13. Segment Information

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$707,115	$513,228	$486,700	$277,093	$—	$1,984,136
Net investment income	105,539	31,129	13,769	35,278	6,599	192,314
Net realized losses on investments	—	—	—	—	(299,205)	(299,205)
Amortization of deferred gain on disposal of businesses	—	—	—	—	7,379	7,379
Fees and other income	40,623	12,501	10,100	6,475	212	69,911

Total revenues	853,277	556,858	510,569	318,846	(285,015)	1,954,535

Benefits, losses and expenses
Policyholder benefits	295,190	302,105	311,790	185,951	12	1,095,048
Amortization of deferred acquisition costs and value of business acquired	326,468	82,731	4,263	9,305	—	422,767
Underwriting, general and administrative expenses	201,311	125,788	148,082	90,421	19,448	585,050
Interest expense	—	—	—	—	15,190	15,190

Total benefits, losses and expenses	822,969	510,624	464,135	285,677	34,650	2,118,055

Segment income (loss) before provision (benefit) for income tax	30,308	46,234	46,434	33,169	(319,665)	(163,520)
Provision (benefit) for income taxes	9,921	15,292	16,230	11,712	(105,246)	(52,091)

Segment income (loss) after tax	$20,387	$30,942	$30,204	$21,457	$(214,419)

Net loss						$(111,429)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

	Three Months Ended September 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$649,915	$445,211	$514,233	$284,029	$—	$1,893,388
Net investment income	105,631	25,862	15,753	38,046	8,757	194,049
Net realized losses on investments	—	—	—	—	(13,076)	(13,076)
Amortization of deferred gain on disposal of businesses	—	—	—	—	8,298	8,298
Fees and other income	36,623	12,063	10,688	6,040	119	65,533

Total revenues	792,169	483,136	540,674	328,115	4,098	2,148,192

Benefits, losses and expenses
Policyholder benefits	284,755	129,354	326,479	194,957	—	935,545
Amortization of deferred acquisition costs and value of business acquired	277,005	70,341	4,420	7,990	—	359,756
Underwriting, general and administrative expenses	174,505	107,397	149,508	93,988	28,060	553,458
Interest expense	—	—	—	—	15,288	15,288

Total benefits, losses and expenses	736,265	307,092	480,407	296,935	43,348	1,864,047

Segment income (loss) before provision (benefit) for income tax	55,904	176,044	60,267	31,180	(39,250)	284,145
Provision (benefit) for income taxes	18,527	61,362	20,902	10,788	(14,625)	96,954

Segment income (loss) after tax	$37,377	$114,682	$39,365	$20,392	$(24,625)

Net income						$187,191

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

	Nine Months Ended September 30, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,091,237	$1,528,569	$1,470,485	$830,778	$—	$5,921,069
Net investment income	320,694	92,501	44,719	112,566	20,819	591,299
Net realized losses on investments	—	—	—	—	(376,922)	(376,922)
Amortization of deferred gain on disposal of businesses	—	—	—	—	22,085	22,085
Fees and other income	132,572	38,090	29,143	20,238	3,046	223,089

Total revenues	2,544,503	1,659,160	1,544,347	963,582	(330,972)	6,380,620

Benefits, losses and expenses
Policyholder benefits	888,043	618,711	943,859	578,994	1,108	3,030,715
Amortization of deferred acquisition costs and value of business acquired	961,729	249,822	13,857	27,656	—	1,253,064
Underwriting, general and administrative expenses	544,656	353,878	439,473	270,325	70,922	1,679,254
Interest expense	—	—	—	—	45,765	45,765

Total benefits, losses and expenses	2,394,428	1,222,411	1,397,189	876,975	117,795	6,008,798

Segment income (loss) before provision (benefit) for income tax	150,075	436,749	147,158	86,607	(448,767)	371,822
Provision (benefit) for income taxes	49,776	150,021	51,970	30,188	(175,488)	106,467

Segment income (loss) after tax	$100,299	$286,728	$95,188	$56,419	$(273,279)

Net income						$265,355

	As of September 30, 2008
Segment assets:
Segments assets, excluding goodwill	$11,748,132	$3,420,976	$1,085,988	$2,548,886	$5,709,843	$24,513,825

Goodwill						840,490

Total assets						$25,354,315

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

	Nine Months Ended September 30, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,851,601	$1,205,866	$1,540,953	$853,164	$—	$5,451,584
Net investment income	318,432	71,398	51,313	129,341	30,763	601,247
Net realized losses on investments	—	—	—	—	(10,592)	(10,592)
Amortization of deferred gain on disposal of businesses	—	—	—	—	24,893	24,893
Fees and other income	115,631	37,313	30,821	18,696	589	203,050

Total revenues	2,285,664	1,314,577	1,623,087	1,001,201	45,653	6,270,182

Benefits, losses and expenses
Policyholder benefits	786,626	377,007	973,590	589,897	—	2,727,120
Amortization of deferred acquisition costs and value of business acquired	795,765	200,914	15,146	22,690	—	1,034,515
Underwriting, general and administrative expenses	538,530	306,915	459,280	280,331	63,473	1,648,529
Interest expense	—	—	—	—	45,881	45,881

Total benefits, losses and expenses	2,120,921	884,836	1,448,016	892,918	109,354	5,456,045

Segment income (loss) before provision (benefit) for income tax	164,743	429,741	175,071	108,283	(63,701)	814,137
Provision (benefit) for income taxes	53,087	150,418	61,344	37,459	(21,099)	281,209

Segment income (loss) after tax	$111,656	$279,323	$113,727	$70,824	$(42,602)

Net income						$532,928

	As of December 31, 2007
Segment assets:
Segments assets, excluding goodwill	$11,936,776	$2,956,414	$1,236,591	$2,807,698	$6,980,181	$25,917,660

Goodwill						832,656

Total assets						$26,750,316

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $53,652 and $31,813 of letters of credit outstanding as of September 30, 2008 and December 31, 2007, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

15. Subsequent Events

On October 1, 2008 the Company completed the acquisition of Signal Holdings LLC (“Signal”). The Company paid $253,100 in cash for the outstanding capital stock of Signal, a leading provider of wireless handset protection programs and repair services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as Assurant) as of September 30, 2008, compared with December 31, 2007, and our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2008 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements that involve a number of risks and uncertainties. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) general global economic, financial market and political conditions (including difficult conditions in financial markets and the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (iv) inadequacy of reserves established for future claims losses; (v) failure to predict or manage benefits, claims and other costs; (vi) diminished value of invested assets in our investment portfolio (due to, among other things, the recent volatility in financial markets and global economic slowdown, credit and liquidity risk, environmental liability exposure and inability to target an appropriate overall risk level); (vii) losses due to natural and man-made catastrophes; (viii) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (ix) inability of reinsurers to meet their obligations; (x) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xi) credit risk of some of our agents in Assurant Specialty Property and Solutions; (xii) a further decline in the manufactured housing industry; (xiii) a decline in our credit or financial strength ratings (including the current heightened risk of rating downgrades in the insurance industry); (xiv) failure to effectively maintain and modernize our information systems; (xv) failure to protect client information and privacy; (xvi) failure to find and integrate suitable acquisitions and new insurance ventures; (xvii) inability of our subsidiaries to pay sufficient dividends; (xviii) failure to provide for succession of senior management and key executives; (xix) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); (xx) significant competitive pressures in our businesses and cyclicality of the insurance industry: (xxi) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in item 1A of this Form 10-Q and in our 2007 Annual Report on Form 10-K.

Company Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. We have five reportable segments, four of which are operating segments, Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits. These operating segments have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the U.S. and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit insurance including life, disability and unemployment; warranties and extended services contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance. Our remaining segment is Corporate & Other which includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

Critical Factors Affecting Results

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including difficult conditions in financial markets and the global economic slowdown, may have a material adverse effect on our results of operations or financial condition.

For information on how the current state of the global capital and credit markets may affect our results, refer to “Item 1A-Risk Factors.”

Critical Accounting Policies and Estimates

Our 2007 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the nine months ended September 30, 2008.

Assurant Consolidated

Overview

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,984,136	$1,893,388	$5,921,069	$5,451,584
Net investment income	192,314	194,049	591,299	601,247
Net realized losses on investments	(299,205)	(13,076)	(376,922)	(10,592)
Amortization of deferred gain on disposal of businesses	7,379	8,298	22,085	24,893
Fees and other income	69,911	65,533	223,089	203,050

Total revenues	1,954,535	2,148,192	6,380,620	6,270,182

Benefits, losses and expenses:
Policyholder benefits	1,095,048	935,545	3,030,715	2,727,120
Selling, underwriting and general expenses (1)(2)	1,007,817	913,214	2,932,318	2,683,044
Interest expense	15,190	15,288	45,765	45,881

Total benefits, losses and expenses	2,118,055	1,864,047	6,008,798	5,456,045

(Loss) income before (benefit) provision for income taxes	(163,520)	284,145	371,822	814,137
(Benefit) provision for income taxes	(52,091)	96,954	106,467	281,209

Net (loss) income	$(111,429)	$187,191	$265,355	$532,928

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).
(2)	Includes commissions, taxes, licenses and fees.

The following discussion provides a high level analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the three and nine months ended September 30, 2008 (“Third Quarter 2008” and “Nine Months 2008”, respectively) and three and nine months ended September 30, 2007 (“Third Quarter 2007” and “Nine Months 2007”, respectively). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

Net Income

Third Quarter 2008 incurred a net loss of $(111,429), a decrease of $298,620, or 160%, compared with $187,191 in net income for Third Quarter 2007. The decrease was primarily due to net realized losses on investments of $194,483 (after-tax) and losses associated with hurricanes Gustav and Ike of $86,200 (after-tax). Included in realized losses are other-than-temporary impairments of $148,946 (after-tax).

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

Net Income

Net income decreased $267,573, or 50%, to $265,355 for Nine Months 2008 from $532,928 for Nine Months 2007. The decrease was primarily due to the reasons noted above.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$707,115	$649,915	$2,091,237	$1,851,601
Net investment income	105,539	105,631	320,694	318,432
Fees and other income	40,623	36,623	132,572	115,631

Total revenues	853,277	792,169	2,544,503	2,285,664

Benefits, losses and expenses:
Policyholder benefits	295,190	284,755	888,043	786,626
Selling, underwriting and general expenses (4)(5)	527,779	451,510	1,506,385	1,334,295

Total benefits, losses and expenses	822,969	736,265	2,394,428	2,120,921

Segment income before provision for income taxes	30,308	55,904	150,075	164,743
Provision for income taxes	9,921	18,527	49,776	53,087

Segment net income	$20,387	$37,377	$100,299	$111,656

Net earned premiums and other considerations:
Domestic:
Credit	$70,270	$75,638	$213,331	$232,668
Service contracts	334,386	292,762	989,453	834,899
Other (1)	13,685	14,496	44,305	46,702

Total Domestic	418,341	382,896	1,247,089	1,114,269

International:
Credit	98,645	98,431	285,570	287,721
Service contracts	93,745	64,561	261,540	169,821
Other (1)	(139)	8,307	16,362	27,546

Total International	192,251	171,299	563,472	485,088

Preneed	96,523	95,720	280,676	252,244

Total	$707,115	$649,915	$2,091,237	$1,851,601

Fees and other income:
Domestic:
Debt protection	$8,495	$7,415	$24,694	$23,634
Service contracts	18,472	16,679	56,783	50,746
Other (1)	6,873	6,320	20,047	18,018

Total Domestic	33,840	30,414	101,524	92,398

International	7,272	5,179	26,718	14,055
Preneed	(489)	1,030	4,330	9,178

Total	$40,623	$36,623	$132,572	$115,631

Gross written premiums (2):
Domestic:
Credit	$151,717	$168,135	$456,788	$497,716
Service contracts	385,153	434,465	1,175,121	1,337,012
Other (1)	17,858	22,353	51,692	65,232

Total Domestic	554,728	624,953	1,683,601	1,899,960

International:
Credit	213,322	219,945	646,941	612,713
Service contracts	133,226	118,754	344,942	285,284
Other (1)	1,375	11,176	21,685	35,531

Total International	347,923	349,875	1,013,568	933,528

Total	$902,651	$974,828	$2,697,169	$2,833,488

Preneed (face sales)	$121,021	$107,341	$346,304	$295,759
Combined ratio (3):
Domestic	104.7%	100.9%	100.2%	100.9%
International	105.6%	102.3%	106.4%	104.7%

(1)	This includes emerging products and run-off products lines.

(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.
(4)	Includes amortization of DAC and VOBA.
(5)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

Net Income

Segment net income decreased $16,990, or 45%, to $20,387 for Third Quarter 2008 from $37,377 for Third Quarter 2007. The decrease was primarily due to less favorable results in our domestic service contract business, including the effects of the termination of the existing strategic alliance with General Electric (“GE”). Also contributing to the decrease was less favorable credit insurance loss experience in the United Kingdom and increased expenses in certain countries to support our international expansion. Partially offsetting these declines were favorable client settlements related to reserves previously established for a credit life product in Brazil.

On September 26, 2008, the Company acquired the Warranty Management Group business from GE Consumer & Industrial, a unit of GE. The Company paid GE $140,000 in cash for the sale, transfer and conveyance of certain assets and will assume certain liabilities. As part of the acquisition, the Company entered into a new 10-year agreement to market extended warranties and service contracts on GE-branded major appliances in the United States.

In a separate transaction, GE paid the Company $115,000 in cash in connection with the termination of the existing strategic alliance. Under the pre-existing relationship, the Company sold extended warranties directly to GE appliance purchasers and through leading retailers. After the acquisition, the Company assumed full responsibility for operating the extended warranty business it previously co-managed and shared with GE. Due to the termination of the existing strategic alliance, the Company reduced its deferred acquisition costs (“DAC”) asset.

Total Revenues

Total revenues increased $61,108, or 8%, to $853,277 for Third Quarter 2008 from $792,169 for Third Quarter 2007. The increase in revenues is primarily attributable to increased net earned premiums and other considerations of $57,200. This increase is due to growth in our domestic and international service contract business, which was driven by higher earnings on premiums written in prior periods. We also experienced growth in our Preneed life insurance (“Preneed”) business from increased earnings from our existing exclusive distribution partnership with Service Corporation International (“SCI”) funeral homes. These increases were partially offset by the continued runoff of our domestic credit insurance and Preneed Independent US business and a recently acquired runoff block of preneed business from Mayflower National Life Insurance Company (“Mayflower”). Subsequent to the acquisition, we merged Mayflower, a leading provider of preneed insurance products and services, into our existing preneed life insurer, American Memorial Life Insurance Company, where we continue to write all new preneed business. Also contributing to the increase in revenues was an increase in fees and other income of $4,000, or 11%, primarily from various international acquisitions made in and subsequent to Third Quarter 2007, combined with the continued growth of our service contract businesses.

Gross written premiums decreased $72,177, to $902,651 in the Third Quarter 2008 from $974,828 for Third Quarter 2007. Gross written premiums from our domestic service contract business decreased $49,312, primarily due to the store closings of a client and the impact of lower retail sales from other clients, partially offset by increases in premium from new clients. Gross written premiums from our domestic credit insurance business decreased $16,418 due to the continued runoff of this product line. Gross written premiums from our international credit business decreased $6,623 primarily driven by credit difficulties experienced in the United Kingdom housing market. This was offset by growth in other countries from increased marketing efforts, strong client production, and the favorable impact of foreign exchange rates. Partially offsetting these decreases is increased gross written premiums in our international service contracts business of $14,472 primarily from growth with both new and existing clients, which is consistent with our international expansion strategy, and the favorable impact of foreign exchange rates. We experienced an increase in our Preneed face sales of $13,680 primarily due to new business generated from former Alderwoods funeral homes and growth from our existing exclusive distribution partnership with SCI funeral homes.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $86,704, or 12%, to $822,969 for Third Quarter 2008 from $736,265 for Third Quarter 2007. Policyholder benefits increased $10,435, primarily driven by the growth in net earned premiums from our domestic and international service contract and Preneed businesses. This was partially offset by improved loss experience in our international business including the improved results in the credit life product in Brazil. Selling, underwriting and general expenses increased $76,269. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $62,637, primarily due to an increase in the overall commission rate caused by the change in business mix. This was evidenced by higher earnings in our service contract business, which has higher commission rates, compared to the lower commission rates on the decreasing domestic credit business. Additionally, Third Quarter 2008 includes the effects of the termination of the existing strategic alliance with GE. General expenses increased $13,632, due to higher employment expenses associated with our continued investment in international expansion combined with the amortization of intangibles associated with international acquisitions made during the latter part of 2007.

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

Net Income

Segment net income decreased $11,357, or 10%, to $100,299 for Nine Months 2008 from $111,656 for Nine Months 2007. The decrease is due in part to income recognized of $8,600 (after-tax) in 2007 related to settlement fees received related to the sale of marketing rights for the Independent U.S. Preneed business and the completed clients commission reconciliation project. In addition, net income decreased due to less favorable loss experience in our international businesses and continued investments made to support our strategic international expansion and higher expenses associated with the acquisitions internationally during the latter part of 2007. Net investment income increased $1,470 (after-tax). This increase is primarily attributable to an increase of approximately $10,900 (after-tax) resulting from higher average invested assets attributable to growth in our international and domestic service contract business partially offset by decreased investment income from lower distributions from real estate joint venture partnerships of approximately $9,400 (after-tax). The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Nine Months 2007 compared with Nine Months 2008 given more favorable real estate market conditions in 2007.

Total Revenues

Total revenues increased $258,839, or 11%, to $2,544,503 for Nine Months 2008 from $2,285,664 for Nine Months 2007. The increase in revenues is primarily attributable to increased net earned premiums and other considerations of $239,636. This increase is due to growth in our domestic and international service contract business driven by higher earnings on premiums written in prior periods. We also experienced growth in our Preneed business from increased earnings from the acquisition of Mayflower in late 2007 and earnings from the existing exclusive distribution partnership with SCI funeral homes. These increases were offset by the continued runoff of our domestic credit insurance and the Preneed Independent US businesses. Also contributing to the increase in revenues was an increase in fees and other income of $16,941, or 15%, primarily from various international acquisitions made during the latter part of 2007 combined with the continued growth of our service contract businesses. Net investment income increased $2,262, or 1%, despite net investment income of $15,680 recognized in Nine Months 2007 from real estate joint venture partnerships compared with $1,210 in Nine Months 2008. Absent this investment income from real estate joint venture partnerships, net investment income increased $16,732, or 6%, primarily attributable to higher average invested assets from growth in our international and domestic service contract businesses.

Gross written premiums decreased $136,319, to $2,697,169 in the Third Quarter 2008 from $2,833,488 for Third Quarter 2007. Gross written premiums from our domestic service contract business decreased $161,891, primarily due to the store closings of a client and the impact of lower retail sales from other clients, partially offset by increases in premium from new clients. Gross written premiums from our domestic credit insurance business decreased $40,928 due to the continued runoff of this product line. These decreases were partially offset by increased gross written premiums in our international business. Gross written premiums from our international credit business increased $34,228 primarily driven by increased marketing efforts, strong client production, and the favorable impact of foreign exchange rates partially offset by credit difficulties experienced in the United Kingdom housing market. Gross written premiums in our international service contracts business increased $59,658 primarily from growth with both new and existing clients consistent with our international expansion strategy, and the favorable impact of foreign exchange rates. We experienced an increase in our Preneed face sales of $50,545 primarily due to new business generated from former Alderwoods funeral homes and growth from our existing exclusive distribution partnership with SCI funeral homes.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $273,507, or 13%, to $2,394,428 for Nine Months 2008 from $2,120,921 for Nine Months 2007. Policyholder benefits increased $101,417, primarily driven by growth in net earned premiums from our domestic and international service contract and Preneed businesses, combined with unfavorable loss experience in a credit life product in Brazil. Selling, underwriting and general expenses increased $172,090. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $129,169, primarily due to an increase in the overall commission rate increases caused by the change in business mix. This was evidenced by higher earnings in our service contract business, which has higher commission rates, compared to the lower commission rates on the decreasing domestic credit business. In addition, contributing to the increase was $7,800 of income recorded in 2007 from our completed clients commission reconciliation project combined with the effects of the termination of the existing strategic alliance with GE in Third Quarter 2008. General expenses increased $42,921, due to additional costs associated with the growth of the domestic service contract business as well as higher expenses associated with the continued investment in international expansion and increased expenses from amortization of intangible assets associated with international acquisitions made in the latter part of 2007.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$513,228	$445,211	$1,528,569	$1,205,866
Net investment income	31,129	25,862	92,501	71,398
Fees and other income	12,501	12,063	38,090	37,313

Total revenues	556,858	483,136	1,659,160	1,314,577

Benefits, losses and expenses:
Policyholder benefits	302,105	129,354	618,711	377,007
Selling, underwriting and general expenses (5)(6)	208,519	177,738	603,700	507,829

Total benefits, losses and expenses	510,624	307,092	1,222,411	884,836

Segment income before provision for income taxes	46,234	176,044	436,749	429,741
Provision for income taxes	15,292	61,362	150,021	150,418

Segment net income	$30,942	$114,682	$286,728	$279,323

Net earned premiums and other considerations by major product groupings:
Homeowners (Creditor Placed and Voluntary)	$368,066	$317,607	$1,101,554	$845,159
Manufactured Housing (Creditor Placed and Voluntary)	55,389	54,132	168,934	155,254
Other (1)	89,773	73,472	258,081	205,453

Total	$513,228	$445,211	$1,528,569	$1,205,866

Gross written premiums for selected product groupings:
Homeowners (Creditor Placed and Voluntary)	$492,069	$420,184	$1,441,014	$1,119,336
Manufactured Housing (Creditor Placed and Voluntary)	80,909	77,885	230,491	222,712
Other (1)	187,929	156,235	483,094	418,992

Total	$760,907	$654,304	$2,154,599	$1,761,040

Ratios:
Loss ratio (2)	58.9%	29.1%	40.5%	31.3%
Expense ratio (3)	39.7%	38.9%	38.5%	40.8%
Combined ratio (4)	97.1%	67.2%	78.0%	71.2%

(1)	This primarily includes flood, agricultural, specialty auto and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(5)	Includes amortization of DAC and VOBA.
(6)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

Net Income

Segment net income decreased $83,740, or 73%, to $30,942 for Third Quarter 2008 from $114,682 for Third Quarter 2007. The decrease in net income was primarily due to incurred losses from Hurricanes Gustav and Ike of $86,200 (after-tax), net of reinsurance, and $8,600 (after-tax) in catastrophe reinsurance reinstatement premiums and related expenses. Third Quarter 2007 had no reportable hurricane related costs. Partially offsetting these hurricane costs was an increase in net investment income of $3,424 (after-tax) as a result of higher average invested assets resulting from the continued growth of the business.

Total Revenues

Total revenues increased $73,722 or 15%, to $556,858 for Third Quarter 2008 from $483,136 for Third Quarter 2007. The increase in revenues was primarily due to increased net earned premiums and other considerations of $68,017, or 15% net of reinsurance costs of $26,600, including catastrophe reinsurance reinstatement premiums of $13,173 related to losses incurred from Hurricane Ike. The increase was mainly attributable to the growth of creditor placed homeowners insurance net earned premiums. This was primarily driven by a 15% increase in average insured values of properties and increased policy penetration rates. Partially offsetting these factors was a net decrease in tracked loans in Third Quarter 2008 due to continued market consolidation and declining inventory of sub-prime loans. In addition, net investment income increased $5,267 or 20% in Third Quarter 2008 compared to Third Quarter 2007 due to higher invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $203,532, or 66%, to $510,624 for Third Quarter 2008 from $307,092 for Third Quarter 2007. This increase was due to an increase in policyholder benefits of $172,751 and higher selling, underwriting, and general expenses of $30,781. The increase in policyholder benefits is primarily attributable to losses incurred relating to Hurricanes Gustav and Ike of $132,600, net of reinsurance, additional other weather related losses and corresponding growth in creditor placed homeowners insurance. The combined ratio increased to 97.1% from 67.2%, primarily due to the losses from Hurricanes Gustav and Ike and the additional other weather related losses and expenses. Commissions, taxes, licenses and fees increased $11,220, primarily due to the associated increase in net earned premiums and a $3,500 benefit in the Third Quarter 2007 from a completed client commission reconciliation project. General expenses increased $19,561 primarily due to increases in employment related expenses consistent with business growth and additional hurricane related expenses.

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

Net Income

Segment net income increased $7,405, or 3%, to $286,728 for Nine Months 2008 from $279,323 for Nine Months 2007. The increase in net income was primarily due to higher net earned premiums resulting from creditor placed homeowners insurance and our ability to leverage the benefits of scale. Net income also improved due to an increase in net investment income of $13,717 (after-tax) as a result of higher average invested assets resulting from the continued growth of the business. Partially offsetting these increases are losses from Hurricanes Gustav and Ike of $86,200 (after-tax), net of reinsurance, and $8,600 (after-tax) in catastrophe reinsurance reinstatement premiums and related expenses. We did not have any reportable hurricane related costs during Nine Months 2007.

Total Revenues

Total revenues increased $344,583, or 26%, to $1,659,160 for Nine Months 2008 from $1,314,577 for Nine Months 2007. The increase in revenues was primarily due to increased net earned premiums and other considerations of $322,703, or 27% net of reinsurance costs of $17,500, including catastrophe reinsurance reinstatement premiums of $13,173 related to losses incurred from Hurricane Ike. The increase in net earned premium was mainly attributable to the growth of creditor placed homeowners insurance net earned premiums. This was primarily driven by an increase in average insured value of properties and increased policy penetration rates. Partially offsetting these factors was a net decrease in tracked loans in Nine Months 2008 due to continued market consolidation and declining inventory of sub-prime loans. In addition, net investment income increased $21,103, or 30%, in the Nine Months 2008 compared to Nine Months 2007, due to higher invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $337,575, or 38%, to $1,222,411 for Nine Months 2008 from $884,836 for Nine Months 2007. This increase was due to an increase in policyholder benefits of $241,704 and higher selling, underwriting, and general expenses of $95,871. The increase in policyholder benefits is primarily attributable to the $132,600, net of reinsurance, of losses incurred relating to hurricanes Gustav and Ike, additional other weather related losses and corresponding growth in creditor placed homeowners insurance. The combined ratio increased to 78.0% from 71.2%, due to the losses from hurricanes Gustav and Ike partially offset by our ability to leverage benefits of scale. Commissions, taxes, licenses and fees increased $56,489, primarily due to the associated increase in net earned premiums. General expenses increased $39,382 primarily due to increases in employment related expenses consistent with business growth.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$486,700	$514,233	$1,470,485	$1,540,953
Net investment income	13,769	15,753	44,719	51,313
Fees and other income	10,100	10,688	29,143	30,821

Total revenues	510,569	540,674	1,544,347	1,623,087

Benefits, losses and expenses:
Policyholder benefits	311,790	326,479	943,859	973,590
Selling, underwriting and general expenses (4)(5)	152,345	153,928	453,330	474,426

Total benefits, losses and expenses	464,135	480,407	1,397,189	1,448,016

Segment income before provision for income taxes	46,434	60,267	147,158	175,071
Provision for income taxes	16,230	20,902	51,970	61,344

Segment net income	$30,204	$39,365	$95,188	$113,727

Net earned premiums and other considerations:
Individual markets:
Individual medical	$319,188	$323,490	$957,039	$958,594
Short-term medical	27,335	26,336	75,457	72,396

Subtotal	346,523	349,826	1,032,496	1,030,990
Small employer group:	140,177	164,407	437,989	509,963

Total	$486,700	$514,233	$1,470,485	$1,540,953

Membership by product line:
Individual markets:
Individual medical			585	638
Short-term medical			101	101

Subtotal			686	739
Small employer group:			136	171

Total			822	910

Ratios:
Loss ratio (1)	64.1%	63.5%	64.2%	63.2%
Expense ratio (2)	30.7%	29.3%	30.2%	30.2%
Combined ratio (3)	93.4%	91.5%	93.2%	92.1%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	Includes amortization of DAC and VOBA.
(5)	Includes commissions, taxes, licenses and fees.

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

Net Income

Segment net income decreased $9,161, or 23%, to $30,204 for Third Quarter 2008 from $39,365 for Third Quarter 2007. The decrease was primarily attributable to less favorable results in the individual medical business and the continuing decline in small employer group net earned premiums.

Total Revenues

Total revenues decreased $30,105, or 6%, to $510,569 for Third Quarter 2008 from $540,674 for Third Quarter 2007. Net earned premiums and other considerations from our individual medical business, decreased $4,302 or 1%, primarily due to reduced membership, partially offset by premium rate increases. This market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this growing segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $24,230, or 15%, due to a decline in members, partially offset by premium rate increases. The decline in the small employer group members is due to increased competition and our adherence to strict underwriting guidelines. In addition, net investment income decreased $1,984 due to lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $16,272, or 3%, to $464,135 for Third Quarter 2008 from $480,407 for Third Quarter 2007. Policyholder benefits decreased $14,689, or 5%, although the benefit loss ratio increased to 64.1% from 63.5%. The increase in the benefit loss ratio was primarily attributable to higher claims experience on individual medical business coupled with a non-proportionate decline in net earned premiums. Selling, underwriting and general expenses decreased $1,583, or 1%, primarily due to lower commission expenses for both individual medical and small employer group business associated with the decline in net earned premiums.

For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

Net Income

Segment net income decreased $18,539, or 16%, to $95,188 for Nine Months 2008 from $113,727 for Nine Months 2007. The decrease was primarily attributable to less favorable results in the individual medical business and the continuing decline in small employer group net earned premiums, partially offset by improved claim experience on small employer group business.

Total Revenues

Total revenues decreased $78,740, or 5%, to $1,544,347 for Nine Months 2008 from $1,623,087 for Nine Months 2007. Net earned premiums and other considerations from our individual medical business decreased $1,555 due to reduced membership, partially offset by premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $71,974, or 14%, due to a decline in members, partially offset by premium rate increases. The decline in small employer group business was due to increased competition and our adherence to strict underwriting guidelines. Additionally, net investment income decreased $6,594 due to lower distributions from real estate joint venture partnerships and lower average invested assets. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Nine Months 2007 compared with Nine Months 2008 given the more favorable real estate market conditions in 2007.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $50,827, or 4%, to $1,397,189 for Nine Months 2008 from $1,448,016 for Nine Months 2007. Policyholder benefits decreased $29,731, or 3%, although the benefit loss ratio increased to 64.2% from 63.2%. The increase in the benefit loss ratio was due primarily to higher claims experience on individual medical business coupled with a non-proportionate decline in net earned premiums. Our small employer group business had more favorable loss experience in Nine Months 2008 compared to Nine Months 2007. Selling, underwriting and general expenses decreased $21,096, or 4%, primarily due to lower commission expenses for both individual medical and small employer group business associated with the decline in net earned premiums.

Assurant Employee Benefits

Overview

The tables below present information regarding the Assurant Employee Benefits segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$277,093	$284,029	$830,778	$853,164
Net investment income	35,278	38,046	112,566	129,341
Fees and other income	6,475	6,040	20,238	18,696

Total revenues	318,846	328,115	963,582	1,001,201

Benefits, losses and expenses:
Policyholder benefits	185,951	194,957	578,994	589,897
Selling, underwriting and general expenses (4)(5)	99,726	101,978	297,981	303,021

Total benefits, losses and expenses	285,677	296,935	876,975	892,918

Segment income before provision for income taxes	33,169	31,180	86,607	108,283
Provision for income taxes	11,712	10,788	30,188	37,459

Segment net income	$21,457	$20,392	$56,419	$70,824

Ratios:
Loss ratio (1)	67.1%	68.6%	69.7%	69.1%
Expense ratio (2)	35.2%	35.2%	35.0%	34.8%
Net earned premiums and other considerations
By major product grouping:
Group dental	$109,982	$103,770	$325,031	$307,872
Group disability single premiums for closed blocks (3)	—	12,283	5,500	35,130
All other group disability	115,749	114,904	345,376	348,632
Group life	51,362	53,072	154,871	161,530

Total	$277,093	$284,029	$830,778	$853,164

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.
(4)	Includes amortization of DAC and VOBA.
(5)	Includes commissions, taxes, licenses and fees.

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

Net Income

Segment net income increased $1,065 or 5% to $21,457 for Third Quarter 2008 from $20,392 for Third Quarter 2007. The increase in net income was primarily due to favorable disability and life experience, partially offset by less favorable dental experience.

Total Revenues

Total revenues decreased $9,269 to $318,846 for Third Quarter 2008 from $328,115 for Third Quarter 2007, due to a decrease in group disability single premium for closed blocks of business. Excluding single premium on closed blocks of business, net earned premium and other considerations increased $5,344. We continue to see overall growth in net earned premiums, specifically in our small case business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $11,258 or 4% to $285,677 for Third Quarter 2008 from $296,935 for Third Quarter 2007. The loss ratio decreased to 67.1% from 68.6% as our disability and life experience was favorable, partially offset by less favorable dental experience. Our current year disability loss experience is favorable compared with our historical loss experience, due to continued good incidence and favorable disability recovery rates, which includes claimants who return to work. Group life loss experience is favorable due to good mortality, while group dental loss experience was less favorable compared to the prior year. The expense ratio is consistent in both periods at 35.2%. Excluding the single premiums on closed blocks of business in Third Quarter 2007, the expense ratio decreased to 35.2% from 36.7%, driven by a decrease in interest rates paid on deposit funds and continued focus on expense management.

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

Net Income

Segment net income decreased $14,405 or 20% to $56,419 for Nine Months 2008 from $70,824 for Nine Months 2007. The decrease in net income was primarily driven by a decrease in net investment income due to lower distributions from real estate joint venture partnerships of $9,217 (after-tax) and less favorable dental experience. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Nine Months 2007 compared with Nine Months 2008 given the more favorable real estate market conditions in 2007.

Total Revenues

Total revenues decreased $37,619 or 4% to $963,582 for Nine Months 2008 from $1,001,201 for Nine Months 2007. Excluding single premium on closed blocks of business, net earned premiums and other considerations increased $7,244 as we began to see overall growth in net earned premiums, specifically in our small case business. Net investment income decreased $16,775 primarily because Nine Months 2007 included $15,391 in real estate joint venture partnership investment income while Nine Months 2008 included $1,210.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $15,943 or 2% to $876,975 for Nine Months 2008 from $892,918 for Nine Months 2007. We continue to see favorable disability experience in the current year, driven by continued good incidence and favorable disability recovery rates, which includes claimants who return to work. Group life experience was favorable year over year due to good mortality. Group dental was less favorable when compared with the same prior year period. The expense ratio increased to 35.0% from 34.8%. Excluding the single premiums on closed blocks of business, the expense ratio decreased to 35.2% from 36.2%, driven by a decrease in interest rates paid on deposit funds and continued focus on expense management.

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

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net investment income	$6,599	$8,757	$20,819	$30,763
Net realized (losses) on investments	(299,205)	(13,076)	(376,922)	(10,592)
Amortization of deferred gain on disposal of businesses	7,379	8,298	22,085	24,893
Fees and other income	212	119	3,046	589

Total (losses) revenues	(285,015)	4,098	(330,972)	45,653

Benefits, losses and expenses:
Policyholder benefits	12	—	1,108	—
Selling, underwriting and general expenses	19,448	28,060	70,922	63,473
Interest expense	15,190	15,288	45,765	45,881

Total benefits, losses and expenses	34,650	43,348	117,795	109,354

Segment loss before benefit for income taxes	(319,665)	(39,250)	(448,767)	(63,701)
Benefit for income taxes	(105,246)	(14,625)	(175,488)	(21,099)

Segment net loss	$(214,419)	$(24,625)	$(273,279)	$(42,602)

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

Net Income

Segment net loss increased $189,794, or 771%, to $(214,419) for Third Quarter 2008 compared with $(24,625) for Third Quarter 2007. Segment net loss increased mainly due to additional net realized losses on investments of $185,984 (after-tax). Included in Third Quarter 2008 net realized losses on investments were other-than-temporary impairments of $148,946 (after-tax), while Third Quarter 2007 included impairments of $4,354 (after-tax). Third Quarter 2008 net realized losses were caused by dramatic declines in the value of our fixed maturity and equity securities due to significant financial market volatility. Some of the securities we recorded material net realized losses include, but are not limited to Federal National Mortgage Association (“Fannie Mae”) ($32,089 after-tax), Federal Home Loan Mortgage Corporation (“Freddie Mac”) ($34,096 after-tax), American International Group ($19,685 after-tax), Lehman Brothers Holdings Inc ($6,062 after-tax), and Washington Mutual Inc ($14,545 after-tax). See “—Investments” below for further details. Results were also negatively impacted by an additional $4,000 of expense from changes in certain tax liabilities and a $1,403 (after-tax) decline in net investment income, due to lower short-term interest rates. These increases were partially offset by a $1,100 (after-tax) reduction in expenses in Third Quarter 2008 compared with Third Quarter 2007, related to the ongoing SEC investigation regarding certain loss mitigation products and $2,103 (after-tax) of income from the recovery of certain SEC investigation related expenses from our director and officer insurance coverage in Third Quarter 2008. There was no such recovery in Third Quarter 2007.

Total Revenues

Total revenues decreased $289,113, to $(285,015) for Third Quarter 2008 compared with $4,098 for Third Quarter 2007. The decline in revenues was mainly due to an additional $286,129 of net realized losses on investments in Third Quarter 2008 compared to Third Quarter 2007.

Total Benefits, Losses and Expenses

Total expenses decreased $8,698, or 20%, to $34,650 for Third Quarter 2008 compared with $43,348 for Third Quarter 2007. The decline in expenses was mainly due to a $3,236 recovery of certain SEC investigation related expenses from our director and officer insurance coverage and a decrease of $1,700 in expenses related to the ongoing SEC investigation regarding certain loss mitigation products.

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

Net Income

Segment net loss increased $230,677, or 541%, to $(273,279) for Nine Months 2008 compared with $(42,602) for Nine Months 2007. Segment net loss increased mainly due to additional net realized losses on investments of $238,114 (after-tax). Included in Nine Months 2008 net realized losses on investments were other-than-temporary impairments of $195,085 (after-tax), compared with $5,104 (after-tax) for Nine Months 2007. Results were also impacted by a decline of $6,464 (after-tax) in net investment income, an increase of $6,287 (after-tax) in compensation expenses related to severance and retirement benefits and an increase of $3,500 (after-tax) in expenses related to the ongoing SEC investigation regarding certain loss mitigation products. These changes were partially offset by a $26,700 realized gain, including associated tax benefit, on the sale of United Family Life Insurance Company, an inactive life insurance subsidiary in 2008 and $2,103 (after-tax) of income from the recovery of certain SEC investigation related expenses through our director and officer insurance coverage.

Total Revenues

Total revenues decreased $376,625, to $(330,972) for Nine Months 2008 compared with $45,653 for Nine Months 2007. The decline in revenues was mainly due to an additional $366,330 of net realized losses on investments in Nine Months 2008 compared to Nine Months 2007. In addition, net investment income declined $9,944 as a result of lower short-term interest rates and lower average invested assets.

Total Benefits, Losses and Expenses

Total expenses increased $8,441 or 8%, to $117,795 for Nine Months 2008 compared with $109,354 for Nine Months 2007. The increase in expenses was mainly due to an increase of $9,672 in compensation expense related to severance and retirement benefits and an increase of $5,400 in expenses related to the ongoing SEC investigation regarding certain loss mitigation products. These changes were partially offset by a $3,236 recovery of certain SEC investigation related expenses through our director and officer insurance coverage.

Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$147,075	$5,469	$(58)	$152,486
States, municipalities and political subdivisions	960,329	6,856	(34,140)	933,045
Foreign governments	552,404	6,868	(14,062)	545,210
Public utilities	1,203,536	7,253	(87,535)	1,123,254
Mortgage backed securities	937,132	8,502	(22,316)	923,318
All other corporate bonds	5,874,464	24,761	(516,924)	5,382,301

Total fixed maturity securities	$9,674,940	$59,709	$(675,035)	$9,059,614

Equity securities:
Industrial, miscellaneous and all other	$5,671	$284	$(500)	$5,455
Non-sinking fund preferred stocks	588,364	1,049	(103,055)	486,358

Total equity securities	$594,035	$1,333	$(103,555)	$491,813

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$287,064	$10,236	$(22)	$297,278
States, municipalities and political subdivisions	630,196	16,931	(578)	646,549
Foreign governments	680,097	28,815	(4,666)	704,246
Public utilities	1,152,023	32,265	(10,541)	1,173,747
Mortgage backed securities	1,014,009	12,672	(6,067)	1,020,614
All other corporate bonds	6,262,966	143,166	(122,151)	6,283,981

Total fixed maturity securities	$10,026,355	$244,085	$(144,025)	$10,126,415

Equity securities:
Industrial, miscellaneous and all other	$21,193	$1,283	$—	$22,476
Non-sinking fund preferred stocks	681,505	3,830	(71,810)	613,525

Total equity securities	$702,698	$5,113	$(71,810)	$636,001

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2008		December 31, 2007
Aaa / Aa / A	$6,008,185	66.3%	$6,917,249	68.3%
Baa	2,409,011	26.6%	2,570,640	25.4%
Ba	519,037	5.7%	492,822	4.9%
B and lower	123,381	1.4%	145,704	1.4%

Total	$9,059,614	100.0%	$10,126,415	100.0%

The industry categories that comprise our “All other corporate” and “Public Utilities” fixed maturity securities caption above as of the dates indicated are:

	September 30, 2008		December 31, 2007
	Fair Value	Net Unrealized (Loss)	Fair Value	Net Unrealized Gain (Loss)
Industry Category:
Consumer cyclical	907,932	(79,071)	934,737	1,317
Consumer non-cyclical	332,690	(18,635)	373,127	6,565
Energy	626,883	(37,731)	715,105	30,109
Financials	1,769,587	(249,512)	2,285,585	(28,712)
Health care	299,825	(17,793)	383,799	2,302
Industrials	985,339	(60,772)	1,017,314	12,265
Materials	259,901	(19,251)	300,447	(258)
Technology	143,333	(6,831)	189,095	2,165
Telecommunications	361,232	(27,420)	403,953	16,007
Utilities	762,023	(52,862)	745,588	6,405
Other corporate	41,598	(1,047)	51,294	(572)
Collaterized debt obligations	15,212	(1,520)	57,684	(4,854)

Total all other corporate and public utilities	$6,505,555	$(572,445)	$7,457,728	$42,739

Net investment income decreased $1,735, or 1%, to $192,314 for Third Quarter 2008 from $194,049 for Third Quarter 2007. The decrease was primarily due to lower investment yields.

Net investment income decreased $9,948, or 2%, to $591,299 for Nine Months 2008 from $601,247 for Nine Months 2007. The decrease was primarily due to a decrease in investment yields and lower distributions from real estate joint venture partnerships. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Nine Months 2007 compared with Nine Months 2008 given the more favorable real estate market conditions in 2007.

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery in market value. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any security whose price decrease is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. Realized gains and losses on sales of investments are recognized on the specific identification basis.

The net realized losses including other-than-temporary impairments recorded in the statement of operations are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net realized (losses) gains related to sales:
Fixed maturity securities	$(19,982)	$(7,473)	$(20,988)	$(9,039)
Equity securities	(43,190)	(4,161)	(47,546)	(5,585)
Commercial mortgage loans on real estate	—	—	952	—
Other investments	(428)	5,257	(2,753)	11,884
Collateral held under securities lending	(6,457)	—	(6,457)	—

Total related to sales	(70,057)	(6,377)	(76,792)	(2,740)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(108,106)	(6,191)	(166,676)	(6,191)
Equity securities	(116,901)	(508)	(129,313)	(508)
Other investments	(4,141)	—	(4,141)	(1,153)

Total other-than-temporary impairments	(229,148)	(6,699)	(300,130)	(7,852)

Total	$(299,205)	$(13,076)	$(376,922)	$(10,592)

When we determine that there is an other-than-temporary impairment, we write down the value of the security to the current market value, which reduces the cost basis. In periods subsequent to the recognition of an other-than-temporary impairment, we generally accrete into net investment income the discount (or amortize the reduced premium) resulting from the reduction in cost basis, based upon the amount and timing of the expected future cash flows over the remaining life of the security.

The investment category of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2008 and December 31, 2007 and the length of time the securities have been in an unrealized loss position were as follows:

	September 30, 2008
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$7,219	$(58)	$—	$—	$7,219	$(58)
States, municipalities and political subdivisions	749,029	(33,100)	10,812	(1,040)	759,841	(34,140)
Foreign governments	315,680	(13,605)	7,873	(457)	323,553	(14,062)
Public utilities	806,763	(63,775)	137,897	(23,760)	944,660	(87,535)
All other corporate bonds	3,494,676	(312,211)	978,316	(204,713)	4,472,992	(516,924)
Mortgage backed securities	328,664	(14,924)	92,510	(7,392)	421,174	(22,316)

Total fixed maturity securities	$5,702,031	$(437,673)	$1,227,408	$(237,362)	$6,929,439	$(675,035)

Equity securities:
Industrial, miscellaneous and all other	$4,752	$(500)	$—	$—	$4,752	$(500)
Non-sinking fund preferred stocks	214,606	(48,585)	181,737	(54,470)	396,343	(103,055)

Total equity securities	$219,358	$(49,085)	$181,737	$(54,470)	$401,095	$(103,555)

	December 31, 2007
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,108	$(1)	$10,189	$(21)	$11,297	$(22)
States, municipalities and political subdivisions	98,544	(525)	6,031	(53)	104,575	(578)
Foreign governments	99,985	(2,966)	47,285	(1,700)	147,270	(4,666)
Public utilities	317,542	(6,436)	114,001	(4,105)	431,543	(10,541)
All other corporate bonds	102,488	(3,277)	224,233	(2,790)	326,721	(6,067)
Mortgage backed securities	2,125,337	(89,862)	699,116	(32,289)	2,824,453	(122,151)

Total fixed maturity securities	$2,745,004	$(103,067)	$1,100,855	$(40,958)	$3,845,859	$(144,025)

Equity securities:
Non-sinking fund preferred stocks	$399,160	$(58,427)	$106,487	$(13,383)	$505,647	$(71,810)

The total gross unrealized losses represent less than 11% and 5% of the aggregate fair value of the related securities at September 30, 2008 and December 31, 2007. Approximately 63% and 75% of these gross unrealized losses have been in a continuous loss position for less than twelve months in 2008 and 2007, respectively. The gross total unrealized losses are comprised of 1,760 and 1,282 individual securities with 51% and 77% of the individual securities having an unrealized loss of less than $200 in 2008 and 2007, respectively. At September 30, 2008, the total gross unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $168,815.

We did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at September 30, 2008 and December 31, 2007, based on factors noted earlier and also because management has the ability and intent to hold these assets until recovery in value occurs and we believe the securities will generally continue to perform in accordance with their contractual terms.

Subsequent to September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system has resulted in substantial volatility in the financial markets and the banking system. These and other economic events have had a material adverse impact on our investments. As a result, our investments have incurred a material decline in fair value since September 30, 2008.

The aggregate amounts of the Company’s current holdings as of September 30, 2008 of Fannie Mae, Freddie Mac, American International Group, Lehman Brothers Holdings, Inc. and Washington Mutual, Inc. and their related unrealized gain (loss) are as follows:

	Residential Mortgage-Backed (at fair value)	Unrealized Gain	Senior and Subordinated Debt (at fair value)	Unrealized Gain (loss)	Preferred Stock (at fair value)	Unrealized Loss
Fannie Mae	$421,864	$3,908	$32,297	$1,159	$3,592	$—
Freddie Mac	172,126	1,853	25,126	599	2,379	—
American International Group	—	—	26,724	(8,212)	31	—
Lehman Brothers Holdings, Inc.	—	—	1	—	—	—
Washington Mutual, Inc.	—	—	17	—	—	—

As of September 30, 2008, the Company owns $294,168 of securities guaranteed by financial guarantee insurance companies. Included in this amount were $249,053 of municipal securities, whose credit rating was AA with the guarantee, but would have had a rating of A+ without the guarantee.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity security portfolio as well as the current net unrealized loss position at September 30, 2008.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
	(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$17,210	0.19%	$(472)
Second lien mortgages (including sub-prime second lien mortgages)	10,946	0.12%	96

Total exposure to sub-prime collateral	$28,156	0.31%	$(376)

At September 30, 2008, approximately 3.0% of the mortgage-backed holdings had exposure to the sub-prime mortgage collateral. This represented approximately 0.3% of the total fixed maturity portfolio and 0.1% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 84% are rated as investment grade. We have no sub-prime exposure to collateralized debt obligations. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

As required by FAS 157, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of the following three levels:

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

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of September 30, 2008.

Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$9,059,614	$3,691		$8,874,399		$181,524
Equity securities	491,813	4,349	a	467,906		19,558
Short-term investments	620,434	503,980		116,454		—
Collateral held under securities lending	233,320	22,016		211,304		—
Other investments	268,664	76,744	b	181,272	c	10,648	c
Cash equivalents	841,866	841,866		—		—
Other assets	3,725	—		—		3,725
Assets held in separate accounts	2,173,524	1,980,250	a	193,274		—

Total financial assets	$13,692,960	$3,432,896		$10,044,609		$215,455

Financial Liabilities
Other liabilities	$76,744	$76,744	b	$—		$—

[a]	Mainly includes mutual fund investments
[b]	Comprised of Assurant Incentive Plan investments and related liability which are invested in mutual funds
[c]	Consists of invested assets associated with a modified coinsurance arrangement

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable, the remaining un-priced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities.

Management uses the following criteria in order to determine whether the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of bid-ask spread.

Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets.

The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, which happens infrequently, the price of a security is adjusted accordingly. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize our financial assets in the fair value hierarchy.

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

Our liability to the borrower for collateral received was $355,961 and the fair value of the collateral reinvested was $343,321 at September 30, 2008. The difference between these amounts is recorded as an unrealized loss and is included as part of accumulated other comprehensive income.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments is limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Solvency regulations, capital requirements and rating agency requirements are some of the factors used in determining the amount of capital used for dividends. For 2008, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval for our statutory subsidiaries, is approximately $445,154.

Rating organizations review the financial strength of insurers, including our insurance subsidiaries. For details on the ratings of our insurance subsidiaries, refer to “ Item 1-Business-Ratings” in our 2007 Annual Report on Form 10-K.

Liquidity

Dividends paid by our subsidiaries were $331,303 and $436,900 for Nine Months 2008 and for the year ended December 31, 2007, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, and to periodically repurchase our outstanding common stock.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate income.

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances where unexpected cash needs arise in excess of that available from usual operating sources. In such instances, subject to prevailing market conditions we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, drawing funds from our revolving credit facility or accessing the capital markets on a private or public basis. We consider the permanence of the cash need as well as the cost of each source of funds in determining which option to utilize.

We paid dividends of $0.14 per common share on September 9, 2008 to shareholders of record as of August 25, 2008, $0.14 per common share on June 10, 2008 to shareholders as of May 27, 2008 and $0.12 per common share on March 10, 2008 to shareholders of record as of February 25, 2008. Any determination to pay future dividends will be at the discretion of our Board of Directors and will depend upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our senior notes and dividends on our common shares.

Retirement and Other Employee Benefits

Based on a consistent discount rate used as of December 31, 2007 our qualified pension benefits plan (the “Plan”) was $(74,392) and $30,283 (under)over-funded at September 30, 2008 and December 31, 2007, respectively.

Subsequent to December 31, 2007 global financial markets have experienced significant turmoil, including declines in asset values and increases in corporate bond yields. The fair value of investments in the Plan declined by 16% from December 31, 2007 to September 30, 2008, as a result of poor investment performance.

As a result of increasing corporate bond yields, the discount rate used to measure the Plan’s liabilities has increased approximately 150 basis points from rate used as of December 31, 2007. Using the higher discount rate would cause the Plan to be $(1,927) under funded as of September 30, 2008.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2008, we contributed $15,000 to the qualified pension benefits plan. We expect to contribute an additional $5,000 to the qualified pension benefits plan over the remainder of 2008.

Commercial Paper Program

In March 2004, we established a $500,000 commercial paper program, which is backed up by a $500,000 senior revolving credit. We did not use the commercial paper program or the revolving credit facility during the nine months ended September 30, 2008.

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

Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the senior notes was $15,047 for the three months ended September 30, 2008 and 2007, respectively, and $45,141 for the nine months ended September 30, 2008 and 2007 respectively. There was $7,523 of accrued interest at September 30, 2008 and 2007, respectively. The Company made interest payments of $30,094 on February 15, 2008 and August 15, 2008. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For The Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities (1)	$807,687	$844,752
Investing activities	(262,817)	(956,161)
Financing activities	(296,155)	(61,116)

Net change in cash	$248,715	$(172,525)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $807,687 and $844,752 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net cash provided by operating activities was primarily due to decline in gross written premium from our domestic insurance businesses in our Assurant Solutions segment, partially offset by the cash received from the termination of the existing strategic alliance with GE.

Net cash used in investing activities was $262,817 and $956,161 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net cash used in investing activities was primarily due to the change in collateral held under securities lending coupled with the decrease in purchases of fixed maturity securities, partially offset by the change in short-term investments.

Net cash used in financing activities was $296,155 and $61,116 for the nine months ended September 30, 2008 and 2007, respectively. The change in net cash used in financing activities was primarily due to the change in obligation under securities lending, partially offset by greater purchases of common stock in 2007. On September 4, 2007, the Company announced that it suspended its previously publicly announced November 10, 2006 stock buyback program. During Third Quarter 2008, the Company purchased shares from Fortis, Inc., its former parent. This purchase does not constitute a resumption of its buyback program, which remains on hold. The Company continues to evaluate the potential to implement a new buyback program.

The table below shows our cash outflows for distributions and dividends for the periods indicated:

	For the Nine Months Ended September 30,
Security	2008	2007
	(in thousands)
Mandatorily redeemable preferred stock dividends and interest paid	$60,742	$60,862
Common stock dividends	47,203	40,877

Total	$107,945	$101,739

Letters of Credit

In the normal course of business, letters of credit are issued to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $53,652 and $31,813 of letters of credit outstanding as of September 30, 2008 and December 31, 2007, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our 2007 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2008. However, during the quarter ended September 30, 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the United States government or were merged into other organizations. The market disruption has resulted in a lack of liquidity in the credit markets and a widening of credit spreads. As a result of these effects, the Company had a net unrealized loss of $717,548 in its fixed maturity security and equity security portfolios at September 30, 2008, compared with a net unrealized gain of $33,363 at December 31, 2007.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of September 30, 2008. Based on that review, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ending September 30, 2008, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the period covered by this report. Please see “Item 1-Legal Proceedings” in the Form 10-Q for the period ending March 31, 2008, for a description of the most recent material developments in the Company’s legal proceedings.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to “Item 1A—Risk Factors” included in our 2007 Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-K.

Risks Related to Our Company

Current conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to meet liquidity needs.

The global capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

Liquidity and credit capacity are important to our business because they allow us to pay our operating expenses, interest on our debt and dividends on our common stock, and replace certain maturing liabilities. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments.

In the event current resources do not satisfy our needs, we may have to seek additional methods of financing our operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that clients or lenders could develop a negative perception of our long- or short-term financial prospects if we continue to incur large investment losses or if the level of our business activity persistently decreased due to a market downturn. Continuing disruptions, uncertainty or volatility in the capital and credit markets could have an adverse effect on our core business, our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. Potentially, we may be forced to delay raising or be unable to raise capital or bear an unattractive cost of capital which could decrease our profitability and reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by disruptions in the capital markets.

General economic, financial market and political conditions may adversely affect our results of operations and financial conditions. Particularly, difficult conditions in financial markets and the global economy may negatively affect our results.

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the global mortgage market, a declining global real estate market, and the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile energy prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible global recession. Any of these factors may influence our results. Specifically, during periods of economic downturn:

•

individuals and businesses (i) may choose not to purchase our insurance products, warranties and other related products and services, (ii) may terminate existing policies or contracts or permit them to lapse, (iii) may choose to reduce the amount of coverage purchased (iv) in the case of business customers of Assurant Health or Assurant Employee Benefits, may have fewer employees requiring insurance coverage due to reductions in their staffing levels, or (v) in the case of Assurant Solutions and Assurant Specialty Property, clients are more likely to experience financial distress or declare bankruptcy which could have an adverse impact on the remittance of premiums from such clients as well as the collection of receivables from such clients for items such as unearned premiums.

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

In addition, general inflationary pressures may affect the costs of medical and dental care, as well as repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our preneed insurance policies, particularly those that are guaranteed to grow with the Consumer Price Index (or “CPI”).

Recently, legislation has been passed in an attempt to stabilize the financial markets. This legislation or similar proposals, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition and liquidity.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including, but not limited to, foreign regulators, state insurance regulators, the U.S. Securities and Exchange Commission, the New York Stock Exchange, the U.S. Department of Justice and state attorneys general. In light of the difficult economic conditions, some of these authorities are considering or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or to otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, either of which in turn could materially affect our results of operations, financial condition and liquidity.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability. Given the current global economic slowdown, our investment portfolio may continue to suffer reduced returns or losses that could reduce our profitability.

Investment returns are an important part of our overall profitability and significant fluctuations in the fixed maturity market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Our net investment income and net realized (losses)/gains on investments collectively accounted for approximately 3.4% of our total revenues during the nine month period ending September 30, 2008 and 9.4% of our total revenues during the nine month period ending September 30, 2007. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for additional information on our investment portfolio and related risks.

The U.S. mortgage market has experienced unprecedented disruptions resulting from credit quality deterioration in a significant portion of loans originated. Beginning in the sub-prime mortgage lending market, the decline has extended into the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This has led to reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. This continuing decline has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets, especially alternative documentation loans (typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned). These conditions may continue or worsen in the future. Although at September 30, 2008, only a small portion of our mortgage-backed securities were secured by sub-prime mortgage collateral, if the market disruption continues these events could ultimately impact our fixed maturity and commercial mortgage loan portfolio and may have a material adverse effect on the value of our investment portfolio, our results of operations, financial position and cash flows.

The performance of our investment portfolio is subject to continuing fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can materially adversely affect the performance of some of our investments. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 76.8% of the fair value of our total investments as of September 30, 2008 and 76.7% of the fair value of our total investments as of December 31, 2007. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for additional information on the effect of fluctuations in interest rates.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our balance sheet. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An increase in interest rates, will increase the net unrealized loss position of our current investment portfolio.

We employ asset/liability management strategies to reduce the adverse effects of interest rate volatility and to increase the likelihood that cash flows are available to pay claims as they become due. Our asset/liability management strategies include asset/liability duration management, structuring our bond and commercial mortgage loan portfolios to limit the effects of prepayments and consistent monitoring of, and appropriate changes to, the pricing of our products.

Asset/liability management strategies may fail to eliminate or reduce the adverse effects of interest rate volatility, and significant fluctuations in the level of interest rates may have a material adverse effect on our results of operations and financial condition.

In addition, our preneed insurance policies are generally whole life insurance policies with increasing death benefits. In extended periods of declining interest rates or rising inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment earnings that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Inflation Risk” in our Annual Report on Form 10-K for additional information.

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

Our investment portfolio is subject to various risks that may result in further realized investment losses.

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, preferred stocks, leveraged loans, and municipal bonds. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in the continued recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors that may result in the continued recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of September 30, 2008, fixed maturity securities represented 71.9% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments comprise approximately 5.1% of the fair value of our total investments as of September 30, 2008 and generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in our 2007 Annual Report on Form 10-K for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 3.9% of the fair value of our total investments as of September 30, 2008). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of principal than our fixed maturity investments. Recent volatility in the equity markets has led, and may continue to lead, to a decline in the market value of our investments in equity securities.

In the third quarter of 2008, the Company recognized net realized losses on investments totaling $194,483 after tax and reported gross unrealized losses of $778,590. Net realized losses generally emanate from two sources: losses related to sales and losses related to other-than-temporary impairments. If the current economic downturn continues to negatively affect companies, industry sectors or countries, the Company may have additional realized and unrealized investment losses and further increases in other-than-temporary impairments. We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could result in management’s decision that further impairments have occurred. This could lead to additional losses on investments, particularly those that management has the intent and ability to hold until recovery in value occurs. For further details on the third quarter net investment losses and other-than-temporary-impairments, please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”

In addition, while we currently do not utilize derivative instruments to hedge or manage our interest rate or equity risk, we may do so in the future. Derivative instruments generally present greater risk than fixed maturity investments or equity investments because of their greater sensitivity to market fluctuations. Since August 1, 2003, we have been utilizing derivative instruments to manage the exposure to inflation risk created by our preneed insurance policies that are tied to the CPI. However, our protection would be limited by the derivative instruments if there were a sharp increase in inflation on a sustained long-term basis which could have a material adverse effect on our results of operations and financial condition.

A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. As a result of our pending SEC investigation A.M. Best, Moody’s and S&P have placed a negative outlook on our ratings. Additionally, given recent economic developments that have negatively affected the entire insurance industry, we believe that we are currently more susceptible to ratings downgrades. For more information on the specific A.M. Best, Moody’s, and S&P ratings of our domestic operating insurance subsidiaries, see “Item 1—Business—Ratings,” in our Annual Report on Form 10-K for additional information.

If our ratings are lowered from their current levels by A.M. Best, Moody’s, or S&P, our competitive position in the respective insurance industry segments could be materially adversely impacted and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings on various mortgage-backed products. As a result, they could become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries which in turn, could negatively affect our financial position as well.

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

As of December 31, 2007 contracts representing approximately 32% of Assurant Solutions’ and 12% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or not renew contracts if the subsidiaries’ ratings fall below these minimum or other acceptable levels. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement. Additionally, contracts in Assurant Employee Benefits’ Disability Reinsurance Management Services (“DRMS”) business line representing approximately 4% of net earned premiums for the year ended December 31, 2007 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and recapture inforce business (generally after a recapture period) if the ratings of applicable subsidiaries fall below “A-”.

Risks Related to Our Common Stock

Given the current economic climate, our stock and the stocks of other companies in the insurance industry may be increasingly subject to stock price and trading volume volatility. The price of our common stock could fluctuate significantly and you could lose all or part of your investment.

Recently, the stock markets have experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may cause this volatility. Our stock price has fluctuated and may continue to materially fluctuate in response to a number of events and factors, including:

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

These factors could materially reduce our stock price. In addition, broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Number of Shares that may yet be Purchased under the Programs
July 1, 2008 - July 31, 2008	—	—	—	—
August 1, 2008 - August 31, 2008	1,000,000	59.00	1,000,000	3,456,989
September 1, 2008 - September 30, 2008	—	—	—	—

Total	1,000,000	$59.00	1,000,000	3,456,989

1.	On August 7, 2008, the Company purchased 1,000,000 common shares from Fortis Insurance N.V. in a private aftermarket block transaction.
2.	Shares purchased pursuant to the November 10, 2006 publicly announced repurchase program. On September 4, 2007 the Company announced that it suspended the November 10, 2006 stock buyback program. The purchase of shares from Fortis does not constitute a resumption of its buyback program, which remains on hold. The Company continues to evaluate the potential to implement a new buyback program.

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

ASSURANT, INC.

Date: November 4, 2008	By:	/s/ Robert B. Pollock
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: November 4, 2008	By:	/s/ Michael J. Peninger
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Interim Chief Financial Officer