Form 10-K
period 2008-12-31
ASSURANT INC
filed 2009-02-27
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,778 million at June 30, 2008 based on the closing sale price of $65.96 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 17, 2009 was 117,778,468.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2009 (2009 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders, number of employees and beneficial owners.

i

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events, financial performance, business prospects, growth and operating strategies and similar matters. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (iv) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (v) diminished value of invested assets in our investment portfolio (due to, among other things, the recent volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments, environmental liability exposure and inability to target an appropriate overall risk level); (vi) inadequacy of reserves established for future claims losses; (vii) failure to predict or manage benefits, claims and other costs; (viii) losses due to natural and man-made catastrophes; (ix) increases or decreases in tax valuation allowances; (x) fluctuations in exchange rates and other risks related to our international operations; (xi) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xii) inability of reinsurers to meet their obligations; (xiii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xiv) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xv) a further decline in the manufactured housing industry; (xvi) a decline in our credit or financial strength ratings (including the currently heightened risk of ratings downgrades in the insurance industry); (xvii) failure to effectively maintain and modernize our information systems; (xviii) failure to protect client information and privacy; (xix) failure to find and integrate suitable acquisitions and new insurance ventures; (xx) inability of our subsidiaries to pay sufficient dividends; (xxi) failure to provide for succession of senior management and key executives; (xxii) negative impact on our business and negative publicity due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); (xxiii) significant competitive pressures in our businesses and cyclicality of the insurance industry; and (xxiv) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Critical Factors Affecting Results” in Item 7 and “Risk Factors” in Item 1A of this Form 10-K.

ii

PART I

Item 1. Business

Legal Organization

Assurant, Inc. (“Assurant” or the “Company”) is a Delaware corporation, formed in connection with the initial public offering (“IPO”) of its common stock, which began trading on the New York Stock Exchange (“NYSE”) on February 5, 2004. Prior to the IPO, Fortis, Inc., a Nevada corporation, formed Assurant and merged into it on February 4, 2004. The merger was executed in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc.

Prior to the IPO, 100% of the outstanding common stock of Fortis, Inc. was owned indirectly by Fortis N.V., a public company with limited liability incorporated as naamloze vennootschap under Dutch law, and Fortis SA/ NV, a public company with limited liability incorporated as société anonyme/naamloze vennootschap under Belgian law (“Fortis”).

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

On January 28, 2008, Fortis distributed 18,851,690 shares of the Company’s common stock to the holders of the mandatorily exchangeable bonds. The shares of the Company’s common stock distributed to such holders were not registered at the time Fortis sold the exchangeable bonds but became freely transferable by such holders upon distribution. Following this transaction, Fortis owned 4,147,440, or 3.5% of Assurant’s shares outstanding. On August 7, 2008, the Company purchased 1,000,000 of its common shares from Fortis.

In this report, references to the “Company,” “Assurant,” “we,” “us” or “our” refer to (1) Fortis, Inc. and its subsidiaries prior to the merger, on February 4, 2004, and (2) Assurant, Inc. and its subsidiaries after the consummation of the merger. References to “Fortis” refer collectively to Fortis N.V. and Fortis SA/ NV. References to our “separation” from Fortis refer to the fact that Fortis reduced its ownership of our common stock in connection with the secondary offering.

Business Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected other international markets. Our four operating segments—Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits—have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the United States of America (“U.S.”) and selected international markets. These segments provide debt protection administration; credit insurance; warranties and service contracts; pre-funded funeral insurance; creditor–placed homeowners insurance; manufactured housing homeowners insurance; individual health and small employer group health insurance; group dental insurance; group disability insurance; and group life insurance.

Assurant’s mission is to be the premier provider of specialized insurance products and related services in North America and selected international markets. To achieve this mission, we focus on the following areas:

•	Building and maintaining a portfolio of diverse, specialty insurance businesses

•	Leveraging a set of core capabilities for competitive advantage—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems

•	Managing targeted growth initiatives

•	Identifying and adapting to evolving market needs

•	Centralizing certain key functions in the Corporate and Other segment to achieve economies of scale

Building and maintaining a portfolio of diverse, specialty insurance businesses—We currently are made up of four operating segments, Assurant Solutions, Assurant Specialty Property, Assurant Health and Assurant Employee Benefits, each focused on serving specific sectors of the insurance market. We believe that the uncorrelated nature of the risks in our businesses allows us to maintain a greater level of financial stability since our businesses will likely not be affected in the same way by the same economic and operating trends.

Leveraging a set of core capabilities for competitive advantage—We pursue a differentiated strategy of building leading positions in specialized market segments for insurance products and related services in North America as well as selected international markets. These markets are generally complex, have a relatively limited number of competitors and, we believe, offer long-term growth opportunities. In these markets, we leverage the experience of our management team and apply our core capabilities to create a competitive advantage—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise which are evident within each of our businesses. We seek to generate leading insurance industry returns by building on specialized market knowledge, well-established distribution relationships and economies of scale. As a result of our strategy, we are a leader in many of our chosen markets and products.

Managing targeted growth initiatives—Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our businesses. We make decisions based on strict guidelines designed to ensure that any new business will support our business model. We have established performance goals related to short-term incentive compensation for senior management based on those and other initiatives.

Identifying and adapting to evolving market needs—Assurant’s businesses adapt to changing market conditions by tailoring product and service offerings to specific client and customer needs. This flexibility was developed, in part, as a result of our entrepreneurial culture and the encouragement of management autonomy at each operating segment. By understanding the dynamics of our core markets, we seek to design innovative products and services and sustain long-term profitable growth and market leading positions.

Centralizing certain key functions in the Corporate and Other segment to achieve economies of scale—At the corporate level, Assurant, Inc. provides strategic management and key resources for its operating segments, including asset management, employee benefits, finance, treasury, tax, accounting, legal, organizational and leadership development, mergers and acquisitions, real estate and facility management and communications. Assurant, Inc. also provides support services in such areas as information technology, financial and human resources systems management. We believe this enables the operating segments to focus on their target markets and distribution relationships while enjoying the economies of scale realized by operating these businesses together and benefiting from being part of a larger, diversified specialty insurance company. Our overall strategy and financial objectives are set annually and continuously monitored at the corporate level to ensure that our capital resources are being properly allocated.

Competition

Assurant’s businesses focus on niche segments within broader insurance markets. While we face competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines and the business lines in which we operate are generally characterized by a limited number of competitors. Competition in our operating segments is based on a number of factors, including quality of service, product features, price, scope of distribution, financial strength ratings and name recognition. The relative importance of these factors depends on the particular product and market. We compete for customers and distributors with insurance companies and other financial services companies in our various businesses.

The Assurant Solutions and Assurant Specialty Property segments face competition in their product lines, but we believe that no other company participates in all of the same product lines or offers comparable comprehensive capabilities as do these two segments. Competitors include insurance companies, financial institutions, and, in the case of preneed life insurance, regional insurers. Assurant Health’s main competitors are other health insurance companies, Health Maintenance Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in states where we write business. Assurant Employee Benefits competitors include other benefit and life insurance companies, dental managed care entities and not-for-profit dental plans.

Segments

On April 1, 2006, the Company separated its Assurant Solutions segment into two segments: Assurant Solutions and Assurant Specialty Property. In addition, concurrent with the creation of the new Assurant Solutions and Assurant Specialty Property segments, the Company realigned the Preneed segment under the new Assurant Solutions segment. For additional information on our segments, see Note 22 to the Consolidated Financial Statements included elsewhere in this report.

Assurant Solutions

	For the Years Ended
	December 31, 2008	December 31, 2007
Gross written premium for selected product groupings (1):
Domestic credit insurance	$604,101	$656,975
International credit insurance	827,457	833,894
Domestic extended service contracts and warranties (2)	1,530,284	1,828,048
International extended service contracts and warranties (2)	477,652	422,669
Preneed life insurance (face sales)	445,313	395,790
Net earned premiums and other considerations	$2,813,407	$2,530,445
Segment net income	$112,183	$143,921
Equity (3)	$1,540,066	$1,595,083

(1)	Gross written premium does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premiums to third parties and to insurance subsidiaries of its clients.
(2)	Extended service contracts include warranty contracts for products such as personal computers, consumer electronics and appliances.
(3)	Equity excludes accumulated other comprehensive (loss) income.

For additional information on Assurant Solutions, see “Management’s Discussion and Analysis” and Note 22 to the Consolidated Financial Statements elsewhere in this report.

Products and Services

Assurant Solutions targets growth in three key product areas: extended service contracts (“ESC”) and warranties, both domestically and internationally; preneed life insurance and international credit insurance. In addition, we offer debt protection/debt deferment services through financial institutions.

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

Preneed Life Insurance: Preneed life insurance allows individuals to prepay for a funeral in a single payment or in multiple payments over a fixed number of years. The insurance policy proceeds are used to address funeral costs at death. These products are only sold in the U.S. and Canada and are generally structured as whole life insurance policies in the U.S. and as annuity products in Canada.

Effective January 1, 2009, new preneed life insurance policies in which death benefit increases are determined at the discretion of the Company will be accounted for as universal life contracts under Statement of Financial Accounting Standards (“FAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“FAS 97”). For contracts sold prior to January 1, 2009, these types of preneed life insurance sales were accounted for and will continue to be accounted for under FAS No. 60, Accounting and Reporting by Insurance Enterprises. The difference between reporting in accordance with FAS 60 and FAS 97 is not material. In addition, this change will not materially impact our results of operations in the future, but will result in us recording policy fee income instead of net earned premiums and incurred losses.

Credit Insurance: Our credit insurance programs provide our clients’ customers with products that offer protection from life events and uncertainties that arise in purchasing and borrowing transactions, thereby providing the consumer peace of mind. Credit insurance programs generally offer consumers a convenient option to protect a credit card balance or installment loan in the event of death, involuntary unemployment or disability, and are generally available to all consumers without the underwriting restrictions that apply to term life insurance. For more information see “Risk Factors—Risks Related to Our Industry—We face significant competitive pressures in our businesses, which may reduce premium rates and prevent us from pricing our products at rates that will allow us to be profitable.”

Regulatory changes have caused a shift to debt deferment products by financial institutions. The largest credit card issuing institutions and lenders have migrated from credit insurance towards debt protection programs. Consequently, we have seen a reduction in domestic gross written premiums generated in the credit insurance market.

Debt Protection/Debt Deferment: Debt protection/debt deferment is coverage offered by a lender with credit card accounts, installment loans and lines of credit. It waives or defers all or a portion of the monthly payments, monthly interest, or the actual debt for the account holder for a covered event such as death, disability, unemployment and family leave. It is similar to credit, life, disability and involuntary unemployment insurance except it is not necessary to have an insurance company underwrite the program and can include a variety of coverages.

We have worked with our clients to offer alternative products such as debt deferment and protection services. Our debt protection programs generate fee income.

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term distribution relationships with market leaders. We partner with six of the top ten largest credit card companies to market our credit insurance and debt protection programs and four of the ten largest consumer electronics and appliance retailers (based on combined product sales) to market our ESC and warranty products.

Several of our distribution agreements are exclusive. Typically these agreements have terms of one to five years and allow us to integrate our administrative systems with those of our clients. This integration enables us to exchange information in an almost real-time environment.

In addition to our domestic market, we operate in Canada, the United Kingdom (“U.K.”), Argentina, Brazil, Puerto Rico, Denmark, Chile, Germany, Spain, Italy and Mexico. In these markets, we primarily sell ESC and credit insurance products through agreements with financial institutions, retailers and cellular phone companies. Although there has been contraction in the domestic credit insurance market, the international markets are experiencing growth in the credit insurance business. Expertise gained in the domestic credit insurance market has enabled us to extend our administrative infrastructure internationally. Systems, training, computer hardware and the overall market development approach are customized to fit the particular needs of each targeted international market.

Assurant Solutions has decided to exit the Denmark market and close its office there. This process should be completed by the end of 2009. The Company incurred $9,651 (after-tax) in expenses in the fourth quarter of 2008 in the form of severance accruals, reserve increases and deferred asset write-offs in connection with the closure.

On January 9, 2009, we announced a strategic relationship to market, administer and underwrite ESC products to Whirlpool Corporation (“Whirlpool”) appliance customers in the U.S. and Canada. Whirlpool is a leading manufacturer and marketer of major home appliances. The Company paid $25,000 in cash for the transaction.

On September 26, 2008, the Company acquired the Warranty Management Group business from GE Consumer & Industrial, a unit of General Electric Co. (“GE”). The Company paid GE $140,000 in cash for the sale, transfer and conveyance of certain assets and assumed certain liabilities. As part of the acquisition, the Company entered into a new 10-year agreement to market extended warranties and service contracts on GE-branded major appliances in the U.S.

In a separate transaction, GE paid the Company $115,000 in cash and the Company eliminated deferred acquisition costs (“DAC”) by $106,000 and a receivable from GE of $9,000 in connection with the termination of the existing strategic alliance. Under the pre-existing relationship, the Company sold extended warranties directly to GE appliance purchasers and through leading retailers and paid commissions to GE. After the acquisition, the Company assumed full responsibility for operating the extended warranty business it previously co-managed and shared with GE.

On October 1, 2008, the Company completed the acquisition of Signal Holdings LLC (“Signal”), a leading provider of wireless handset protection programs and repair services. The Company paid $257,400 in cash for the acquisition, transfer and conveyance of certain assets and assumed certain liabilities. Signal generates annual revenues of approximately $330,000 through servicing extended service contracts for 4.2 million wireless subscribers.

Our preneed life insurance policies are marketed in the U.S. and Canada. On November 9, 2005, we sold our U.S. independent distribution business to Forethought Life Insurance Company (“Forethought”) to allow us to focus in the U.S. and Canada on our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in the U.S. based on total revenue and continue to develop our other growth area: independent business in Canada. We are the sole provider of preneed life insurance for SCI through September 30, 2013. In Canada, we market our preneed life insurance programs through independent and corporate funeral homes and selected third-party general agents. On July 1, 2007, we acquired 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”) from SCI. We subsequently merged Mayflower, a leading provider of preneed insurance products and services, into one of our existing preneed life insurers, American Memorial Life Insurance Company, where we continue to write all new preneed life insurance business.

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

In addition, on October 1, 2007, we acquired 100% of the outstanding stock of Centrepoint Insurance Services Limited (“Centrepoint”), a privately held company in the U.K. Centrepoint is a leading insurance broker of building and contents and mortgage payment protection insurance.

Underwriting and Risk Management

We write a significant portion of our contracts on a retrospective commission basis. This allows us to adjust commissions based on claims experience. Under this commission arrangement, as permitted by law, compensation to the financial institutions and other clients is predicated upon the actual losses incurred compared to premiums earned after a specific net allowance to us. We believe that this aligns our clients’ interests with ours and helps us to better manage risk exposure. A distinct characteristic of our credit insurance programs is that the majority of these products have relatively low exposures per incident. This is because policy size is equal to the size of the installment loan or credit card balance. Thus, catastrophic loss severity for most of this business is low relative to insurance companies writing more traditional lines of property insurance.

Our claims processing is automated and combines the efficiency of centralized claims handling, customer service centers and the flexibility of field representatives. This flexibility adds savings and efficiencies to the claims-handling process. Our claims department also provides continuous automated feedback to the underwriting team to help with risk assessment and pricing.

We have extensive knowledge-based experience and risk management expertise in the ESC and warranty areas and utilize an integrated model to address the complexities of pricing, marketing, training, risk retention and client service.

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

Assurant Specialty Property

	For the Years Ended
	December 31, 2008	December 31, 2007
Net earned premiums and other considerations by major product grouping:
Homeowners (creditor placed and voluntary)	$1,471,012	$1,188,090
Manufactured housing (creditor placed and voluntary)	225,209	209,104
Other (1)	352,017	285,072

Total	$2,048,238	$1,682,266

Segment net income	$405,203	$379,240
Loss ratio (2)	38.3%	32.6%
Expense ratio (3)	39.0%	40.5%
Combined ratio (4)	76.4%	72.2%
Equity (5)	$1,276,603	$1,158,074

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)

(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(5)	Equity excludes accumulated other comprehensive (loss) income.

For additional information on Assurant Specialty Property, see “Management’s Discussion and Analysis” and Note 22 to the Consolidated Financial Statements elsewhere in this report.

Products and Services

Assurant Specialty Property’s business strategy is to pursue long-term growth in creditor-placed homeowners insurance and expand its strategy into two emerging markets, creditor-placed automobile and renters insurance. Assurant Specialty Property also writes other specialty products.

Creditor-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered primarily through our creditor-placed programs. The creditor-placed program provides collateral protection to our mortgage lending and servicing clients in the event that a homeowner does not purchase or renew its homeowners insurance on a mortgaged dwelling. As a result of our efficiency in handling certain back-office functions, the vast majority of our mortgage lending and servicing clients outsource their insurance processing to us.

We use a proprietary insurance-tracking administration system to continuously monitor our client’s mortgage portfolio in order to verify the existence of insurance on each mortgaged property. We earn fee based revenue for these administration services. In the event that a mortgagee is not maintaining adequate insurance coverage, they will be notified and, if the situation continues, we will issue an insurance certificate on the property on behalf of the creditor under a master policy. This process works through the integration of our proprietary loan-tracking system with the back offices and systems of our clients. We believe this proven business strategy will allow us to continue our growth due to integration with our clients and the inherent efficiencies of this integration.

Creditor-placed and voluntary manufactured housing insurance: The next largest product line within Assurant Specialty Property is manufactured housing insurance, offered on a creditor-placed and voluntary basis. Creditor-placed insurance is issued after an insurance tracking process similar to that described above. The tracking is performed by Assurant Specialty Property utilizing a proprietary insurance tracking administration system or by the lender themselves. Manufactured housing retailers in the U.S. use our proprietary premium rating technology which allows them to sell property coverages at the point of sale. We have successfully maintained the revenue contribution from this product line despite the continued decrease in manufactured home shipments.

Other insurance: We believe there are opportunities before us to expand our creditor-placed business model with the addition of new clients, new products for existing clients, adjacent products and services and the potential acquisition of new businesses. We have developed products using our creditor-placed business model to meet similar needs in adjacent and emerging markets, such as the creditor-placed automobile and mandatory insurance rental markets. Both of these markets have been expanding in recent years. The creditor-placed automobile market has benefited from technology improvements and more advanced product offerings thus making this a more attractive market. The mandatory insurance rental market continues to expand as more property management companies mandate tenant liability coverage. We also act as an administrator for the U.S. Government under the voluntary National Flood Insurance Program for which we earn an expense reimbursement for collecting premiums and processing claims. This is a public flood insurance program and is restricted as to rates, underwriting, coverages and claims management procedures. The business is 100% reinsured to the Federal Government and we do not assume any underwriting risk with respect to this program. Separately, we do underwrite a creditor-placed flood insurance program.

Marketing and Distribution

Assurant Specialty Property focuses on establishing long-term relationships with institutions that are leaders in their chosen markets. Our creditor-placed homeowners program is marketed through financial institutions and other mortgage lenders. Our clients in this program consist of a majority of the top mortgage servicers. The majority of our creditor-placed agreements are exclusive. Typically these agreements have terms of three to five years and allow us to integrate our systems with our clients.

We offer our manufactured housing insurance programs primarily through three channels: manufactured housing lenders; manufactured housing retailers and independent specialty agents. The independent specialty agents distribute flood products and miscellaneous specialty property products. Renters insurance is distributed primarily through property management companies.

Underwriting and Risk Management

We maintain a disciplined approach to the management of our product lines. Our creditor-placed homeowners insurance program and certain of our manufactured home products are not underwritten on an individual basis. Contracts with our clients require us to automatically issue these policies, after notice, when a borrower’s policy lapses or is terminated. These products are priced after factoring in this inherent underwriting risk.

We monitor pricing adequacy on a product by region, state, risk and producer. We proactively seek to make timely commission, premium and coverage modifications, subject to regulatory constraints, where we determine them to be appropriate. In addition, we maintain a risk management practice that concentrates on catastrophe exposure management, the adequacy and pricing of reinsurance coverage and continuous analytical review of risk retention and profitability in the property lines. For the lines where there is exposure to catastrophes (e.g. homeowners, manufactured home, and other property policies), we monitor and manage our aggregate risk exposure by geographic area and, when appropriate, enter into reinsurance contracts to manage our exposure to catastrophe events. We purchase coverage to protect the capital of Assurant Specialty Property and to mitigate earnings volatility. Additionally, in the event of a catastrophe loss, we have a mechanism in place to reinstate reinsurance coverages for protection from potential subsequent catastrophe events within the policy year.

Assurant Health

	For the Years Ended
	December 31, 2008	December 31, 2007
Net earned premiums and other considerations:
Individual markets:
Individual medical	$1,276,743	$1,283,321
Short-term medical and student health	101,435	96,837

Subtotal	1,378,178	1,380,158
Small employer group medical	573,777	670,122

Total	$1,951,955	$2,050,280

Segment net income	$120,254	$151,743
Loss ratio (1)	64.5%	63.2%
Expense ratio (2)	30.4%	30.0%
Combined ratio (3)	93.6%	92.0%
Equity (4)	$337,475	$410,897

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(4)	Equity excludes accumulated other comprehensive (loss) income.

For additional information on Assurant Health, see “Management’s Discussion and Analysis” and Note 22 to the Consolidated Financial Statements elsewhere in this report.

Product and Services

In business since 1892, Assurant Health is focused on pursuing long-term profitable growth opportunities in the individual medical market by offering medical insurance, short-term medical insurance and student medical plans to individuals and families. Products are offered with different plan options to meet a broad range of customer needs. Assurant Health also offers medical insurance to small employer groups.

Individual Medical: Our medical insurance products are sold to individuals, primarily between the ages of 18 and 64, and their families, who do not have employer-sponsored coverage. We emphasize the sale of individual products through associations and trusts that act as the master policyholder for such products. Products marketed and sold through associations and trusts offer flexibility in pricing and product design which increase our ability to respond to market changes.

Substantially all of the individual health insurance products we sell are Preferred Provider Organization (“PPO”) plans, which offer members the ability to select from a wide range of health care providers. Coverage is typically available with a variety of co-payment, deductible and coinsurance options, with the total benefit for covered services limited by certain policy maximums. Members who participate in a qualifying high deductible health plan can also add a Health Savings Account (“HSA”) option. We offer extensive HSA training to our independent agents and offer internet-based HSA tools making it easier for our customers to integrate their HSA into the plan of their choice and better manage their health care spending. These products are individually underwritten, taking into account the applicant’s medical history and other factors. The remaining products we sell are indemnity, or fee-for-service plans. Indemnity plans offer a member the ability to select any health care provider for covered services.

Short-term Medical Insurance and Student Health Insurance: Our short-term medical insurance product is designed for individuals who are between jobs or seeking interim coverage before their major medical coverage becomes effective. Short-term medical insurance products are generally sold to individuals in order to fill gaps in coverage of twelve months or less. Student health coverage plans are medical insurance plans sold to full-time college students who are not covered by their parents’ health insurance, are no longer eligible for dependant coverage, or are seeking a more comprehensive alternative to a college-sponsored plan.

Small Employer Group Medical: Our group medical insurance sold to small employers focuses primarily on companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2008, our average group size was approximately four employees. In the case of our small employer group health insurance, we underwrite the entire group and examine the medical risk factors of the individual groups for pricing purposes only. Substantially all of the small employer health insurance products that we sell are PPO products. We also offer HSA and Health Reimbursement Account (“HRA”) options and a variety of ancillary products to meet the demands of small employers for life insurance, short-term disability insurance and dental insurance.

Marketing and Distribution

Breadth and depth of distribution is a key competitive advantage for Assurant Health. Our health insurance products are principally marketed through a network of independent agents by our distributors. We also market our products to individuals through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. In addition, we market our products through NorthStar Marketing, a wholly-owned affiliate that proactively seeks business directly from independent agents. Since 2000, we have had an exclusive national marketing agreement with a major mutual insurance company, pursuant to which their captive agents market our individual health products. Captive agents are representatives of a single insurer or group of insurers who are obligated to submit business only to that insurer, or at a minimum, give that insurer first refusal rights on a sale. The term of this agreement will expire in September 2018 with the option for either company to exit the agreement after September 2013. Through an agreement with a well-known association’s administrator, we provide many of our individual health insurance products. This agreement automatically renewed for a two-year term in September 2008. We also have a long-term relationship with a national marketing organization with more than 50 offices. We, and our direct writing agents, also sell short-term medical insurance plans through the internet.

In 2006, we launched Advantage Agent, an array of new products, tools and capabilities designed to make it easy for agents to do business with Assurant Health. These capabilities resulted in an easier policy application process and shortened approval periods, while maintaining the integrity of our disciplined risk management requirements. In 2007, we enhanced this platform so that we are able to issue coverage to qualified individual applicants immediately while they are still in the agent’s office, complete with medical identification card. Our state of the art application and underwriting technology now allows us to fully underwrite healthy applicants instantly.

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

We also utilize a broad range of focused traditional cost containment and care management processes across our various product lines to manage risk and to lower costs. These include case management, disease management and pharmacy benefits management programs. We retain provider networks through a variety of relationships. These relationships generally include leased networks, such as Private Health Care Systems, Inc. (“PHCS”), which contract directly with individual health care providers. Assurant Health was a co-founder of PHCS. Although we sold our equity interest in PHCS during 2006, we continue to have access to the PHCS network. Pharmacy benefits management is provided by Medco Health Solutions (“Medco”). Medco has established itself as a leader in its industry with almost 60,000 participating retail pharmacies nationwide and its extensive mail-order service. Through Medco’s advanced technology platforms, Assurant Health is able to access information about customer utilization patterns on a timely basis to improve its risk management capabilities. In addition to the technology-based advantages, Medco allows us to purchase our pharmacy benefits at competitive prices. Our agreement with Medco expires June 30, 2010, but will be automatically extended for additional one-year terms unless prior notice of a party’s intent to terminate is given to the other party.

Assurant Employee Benefits

	For the Years Ended
	December 31, 2008	December 31, 2007
Net Earned Premiums and Other Considerations:
Group dental	$435,115	$412,810
Group disability single premiums for closed blocks (1)	11,447	49,456
All other group disability	459,208	467,490
Group life	205,978	214,983

Total	$1,111,748	$1,144,739

Segment net income	$70,557	$87,021
Loss ratio (2)	69.8%	69.1%
Expense ratio (3)	35.2%	35.2%
Equity (4)	$503,551	$605,358

(1)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(4)	Equity excludes accumulated other comprehensive (loss) income.

For additional information on Assurant Employee Benefits, see “Management’s Discussion and Analysis” and Note 22 to the Consolidated Financial Statements elsewhere in this report.

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

We offer a range of group disability, dental, life and voluntary products as well as individual dental products. The group products are offered with funding options ranging from fully employer paid to fully employee paid (voluntary).

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

We have extended a joint network leasing agreement with Aetna which strengthens our Dental PPO network position. Aetna adds to its PPO offerings the dentists contracted with Dental Health Alliance, L.L.C.®, the dental PPO operated by Assurant Employee Benefits. Assurant Employee Benefits markets a network comprised of the Dental Health Alliance® and the Aetna Dental Access® networks.

Group Disability: Group disability insurance provides partial replacement of lost earnings for insured employees who become disabled as defined by their plan provisions. Our group disability products include both short- and long-term disability coverage options. We also reinsure disability policies written by other carriers through our subsidiary, Disability Reinsurance Management Services, Inc. (“DRMS”).

Group long-term disability insurance provides income protection for extended work absences due to sickness or injury. Most policies commence benefits following 90 or 180-day waiting periods, with benefits limited to specified maximums as a percentage of income. Group short-term disability insures temporary loss of income due to sickness or injury, and often provides benefits immediately for disabilities caused by accidents or after one week for disabilities caused by sickness. The insured receives a weekly benefit while disabled for a period of up to 26 weeks depending on the plan.

Group Life: Group term life insurance provided through the workplace provides financial coverage in the event of premature death. Accidental death and dismemberment (“AD&D”) insurance, as well as coverage for spouses, children or domestic partners, are also available. Insurance consists primarily of renewable term life insurance with the amount of coverage provided being either a flat amount, a multiple of the employee’s earnings, or a combination of the two.

Marketing and Distribution

Our insurance products and services are distributed through a group sales force strategically positioned in 34 U.S. offices located near major metropolitan areas. These company employees distribute our products and services through independent employee benefits advisors, including brokers and other intermediaries, and are compensated through a salary and incentive package. Daily account management is provided through the local sales office, further supported by one of three regional sales support centers and a home office customer relations department. Compensation to brokers is generally provided monthly, and in some cases includes an annual performance incentive, based on volume and retention of business.

Marketing efforts concentrate on the identification of our target customers’ benefit needs, the development and communication of products and services tailored to meet those needs, alignment of our Company with select high-potential brokers and other intermediaries who value our approach to the market, and the promotion of the Assurant Employee Benefits’ brand.

DRMS, our wholly owned subsidiary, assists customers in obtaining reinsurance for carriers that want to supplement their core product offerings with a turnkey group disability insurance solution. Services are provided for a fee and may include product development, state insurance regulatory filings, underwriting, claims management or any of the other functions typically performed by an insurer’s back office. The risks written by DRMS’ various clients are reinsured, with the clients generally retaining shares ranging from 20% to 60% of the risk. DRMS’ clients operate in niches not often reached through our traditional distribution, enabling us to reach new customers.

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

Ratings

Rating organizations continually review the financial strength of insurers, including our insurance subsidiaries. Insurance companies are assigned financial strength ratings by independent rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies and are an important factor in establishing the competitive position of insurance companies. Most of our active domestic operating insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”). A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “S” (Suspended). Six of our domestic operating insurance subsidiaries are also rated by Moody’s Investor Services (“Moody’s”). In addition, seven of our domestic operating insurance subsidiaries are rated by Standard & Poor’s Inc., a division of McGraw-Hill Companies, Inc. (“S&P”).

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

The S&P financial strength rating for two of our domestic operating insurance subsidiaries is A (“Strong”), which is the third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”), and for five of our domestic operating insurance subsidiaries is A- (“Strong”), which is the third highest of nine ratings categories and the lowest within the category based on modifiers.

As a result of their concerns related to the ongoing U.S. Securities and Exchange Commission (“SEC”) investigation (see “Item 3. Legal Proceedings” for more information), Moody’s and S&P have placed a negative outlook on our ratings. If there is a negative event, outcome or action as a result of the SEC investigation, our ratings may be downgraded. We do not expect this negative outlook by Moody’s and S&P to significantly affect our borrowing capacity; however, a significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital. In addition, given recent economic developments that have negatively affected the entire insurance industry, we believe that we could be more susceptible to ratings downgrades than in prior years. For further information on the risks of rating downgrades, see “Item 1A—Risk Factors—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.”

The objective of A.M. Best’s, Moody’s and S&P’s ratings systems is to assist policyholders and to provide an opinion of an insurer’s financial strength, operating performance, strategic position and ability to meet ongoing obligations to its policyholders. These ratings reflect the opinions of A.M. Best, Moody’s and S&P of our ability to pay policyholder claims, are not applicable to our common stock or debt securities and are not a recommendation to buy, sell or hold any security, including our common stock or debt securities. These ratings are subject to periodic review by, and may be revised upward, downward or revoked at the sole discretion of, A.M. Best, Moody’s and S&P.

Employees

We had approximately 15,000 employees as of February 17, 2009. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our Directors and Officers and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the SEC website at www.sec.gov. These documents are also available free of charge through our website at www.assurant.com.

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

Our relationships and contractual arrangements with significant clients, distributors and other parties with whom we do business are important to the success of our segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive relationships with mortgage lenders and manufactured housing lenders and manufacturers. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well-known association through which we provide many of our individual health insurance products. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

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

Our earnings could be materially affected by an impairment of goodwill.

Goodwill represented $1,001,899 and $832,656 of our $24,514,586 and $26,750,316 in total assets as of December 31, 2008 and 2007, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. During the fourth quarter of 2008, we experienced a significant decline in our stock price, which during the quarter reached its lowest point since our IPO. This decline has had a relatively short duration and the stock price had increased by year end. Due to this significant decline, our market capitalization was below the sum of our reporting units’ fair values. If we experience a sustained decline in our results of operations and cash flows, or other indicators of impairment exist, such as a continued significant decline in our share price and market capitalization, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Current conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to meet liquidity needs.

The global capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for almost all issuers.

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

In the event that current resources do not satisfy our needs, we may have to seek additional methods of financing our operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that clients or lenders could develop a negative perception of our long- or short-term financial prospects if we continue to incur large investment losses or if the level of our business activity persistently decreases due to a market downturn. Continuing disruptions, uncertainty or volatility in the capital and credit markets could have an adverse effect on our core business, our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs, and access the capital necessary to grow our business. Potentially, we may be forced to delay raising or be unable to raise capital or bear an unattractive cost of capital which could decrease our profitability and reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by disruptions in the capital markets.

General economic, financial market and political conditions may materially adversely affect our results of operations and financial conditions. Particularly, difficult conditions in financial markets and the global economy may negatively affect our results.

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. Recently, concerns over the availability and cost of credit, the declining global mortgage and real estate market, the loss of consumer confidence and reduction in consumer spending, inflation, energy costs, geopolitical issues, have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with increased unemployment, have precipitated an economic slowdown and fears of a possible global recession. Any of these factors may influence our results. Specifically, during periods of economic downturn:

•

individuals and businesses (i) may choose not to purchase our insurance products, warranties and other related products and services, (ii) may terminate existing policies or contracts or permit them to lapse, (iii) may choose to reduce the amount of coverage purchased, and (iv) in the case of business customers of Assurant Health or Assurant Employee Benefits, may have fewer employees requiring insurance coverage due to reductions in their staffing levels;

•

clients are more likely to experience financial distress or declare bankruptcy or liquidation which could have an adverse impact on the remittance of premiums from such clients as well as the collection of receivables from such clients for items such as unearned premiums;

•	disability insurance claims and claims on other specialized insurance products tend to rise;

•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment and disability levels;

•	there is a risk of potential increases in fraudulent insurance claims;

•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits; and

•	substantial decreases in loan availability and origination could have a long-term effect on premium writings.

In addition, general inflationary pressures may affect the costs of medical and dental care, as well as repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our preneed insurance policies, particularly those that are guaranteed to grow with the Consumer Price Index (or “CPI”). Conversely, deflationary pressures may affect the pricing of our products.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law in an attempt to stabilize and provide liquidity to the U.S. financial markets. EESA followed, and was followed by, numerous actions by the U.S. Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the SEC and others to address the current liquidity and credit crises that followed the sub-prime meltdown that began in 2007. EESA and similar legislation or proposals, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation or related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition and liquidity.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including, but not limited to, foreign regulators, state insurance regulators, the SEC, the New York Stock Exchange, the U.S. Department

of Justice and state attorneys general. In light of the difficult economic conditions, some of these authorities are considering or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or to otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, either of which in turn could materially and adversely affect our results of operations, financial condition and liquidity.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability. Given the current global economic slowdown, our investment portfolio may continue to suffer reduced returns or losses that could materially reduce our profitability.

Investment returns are an important part of our overall profitability and significant fluctuations in the fixed maturity market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In particular, volatility of claims may force us to liquidate securities prior to maturity, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for additional information on our investment portfolio and related risks.

The U.S. mortgage market has experienced unprecedented disruptions resulting from credit quality deterioration in a significant portion of loans originated. This has led to reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. This continuing decline has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets, especially alternative documentation loans (typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned). These conditions may continue or worsen in the future. Although at December 31, 2008, only a small portion of our mortgage-backed securities were secured by sub-prime mortgage collateral, if the market disruption continues, these events could ultimately impact our fixed maturity and commercial mortgage loan portfolio and may have a material adverse effect on the value of our investment portfolio, our results of operations, financial position and cash flows.

The performance of our investment portfolio is subject to continuing fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can materially adversely affect the performance of some of our investments. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 77% of the fair value of our total investments as of December 31, 2008 and 2007. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for additional information on the effect of fluctuations in interest rates.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our balance sheet. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An increase in interest rates will increase the net unrealized loss position of our current investment portfolio.

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

Assurant Employee Benefits calculates reserves for long-term disability and life waiver of premium claims using net present value calculations based on current interest rates at the time claims are funded and expectations regarding future interest rates. Waiver of premium refers to a provision in a life insurance policy pursuant to which an insured with a disability that lasts for a specified period no longer has to pay premiums for the duration of the disability or for a stated period, during which time the life insurance coverage provides continued coverage. If interest rates decline, reserves for open and/or new claims in Assurant Employee Benefits would need to be calculated using lower discount rates, thereby increasing the net present value of those claims and the required reserves. Depending on the magnitude of the decline, this could have a material adverse effect on our results of operations and financial condition. In addition, investment income may be lower than that assumed in setting premium rates.

Our investment portfolio is subject to various risks that may result in realized investment losses.

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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2008, fixed maturity securities represented 71% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments comprise approximately 6% of the fair value of our total investments as of December 31, 2008 and generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 4% of the fair value of our total investments as of December 31, 2008). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of principal than our fixed maturity investments. Recent volatility in the equity markets has led, and may continue to lead, to a decline in the market value of our investments in equity securities.

For the fiscal year ended on December 31, 2008, the Company recognized net realized losses on fixed maturity and equity securities totaling $263,364 after tax and reported gross unrealized losses on fixed maturity and equity securities of $907,301. Net realized losses generally emanate from two sources: losses related to sales and losses related to other-than-temporary impairments. If the current economic downturn continues to negatively affect companies, industry sectors or countries, the Company may have additional realized and unrealized investment losses and further increases in other-than-temporary impairments. We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and any impairments are charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could result in management’s decision that further impairments have occurred. This could lead to additional losses on investments, particularly those that management has the intent and ability to hold until recovery in value occurs. For further details on net investment losses and other-than-temporary-impairments, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”

In addition, while we currently do not utilize derivative instruments to hedge or manage our interest rate or equity risk, we may do so in the future. Derivative instruments generally present greater risk than fixed maturity investments or equity investments because of their greater sensitivity to market fluctuations. Since August 1, 2003, we have been utilizing derivative instruments to manage the exposure to inflation risk created by our preneed insurance policies that are tied to the CPI. However, the protection provided by these derivative instruments would be limited if there were a sharp increase in inflation on a sustained long-term basis which could have a material adverse effect on our results of operations and financial condition.

Our commercial mortgage loans and real estate investments subject us to liquidity risk.

Our commercial mortgage loans on real estate investments (which represented approximately 12% of the fair value of our total investments as of December 31, 2008) are relatively illiquid, thus increasing our liquidity risk. In addition, if we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

The risk parameters of our investment portfolio may not target an appropriate level of risk, thereby reducing our profitability and diminishing our ability to compete and grow.

We seek to earn returns on our investments to enhance our ability to offer competitive rates and prices to our customers. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each of our operating segments. However, if we do not succeed in targeting an appropriate overall risk level for our investment portfolio, the return on our investments may be insufficient to meet our profit targets over the long term, thereby reducing our profitability. If, in response, we choose to increase our product prices to maintain profitability, our ability to compete and grow may be diminished.

Environmental liability exposure may result from our commercial mortgage loan portfolio and real estate investments.

Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may harm our financial strength and reduce our profitability. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, under certain circumstances, we may be liable for the costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us. We also may face this liability after foreclosing on a property securing a mortgage loan held by us after a loan default.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially reduce our earnings, profitability and capital.

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Reserves, whether calculated, in the U.S., under accounting principles generally accepted in the U.S. (“GAAP”), Statutory Accounting Principles (“SAP”) or accounting principles required in foreign jurisdictions, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time of what we expect the ultimate settlement and administration of a claim or group of claims will cost, based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. In addition, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

We may be unable to accurately predict benefits, claims and other costs or to manage such costs through our loss mitigation methods, which could have a material adverse effect on our results of operations and financial condition.

Our profitability could vary depending on our ability to predict benefits, claims and other costs, including but not limited to, medical and dental costs, and predictions regarding the frequency and magnitude of claims on our disability and property coverages. It also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and, in health and dental insurance, negotiation of favorable provider contracts. Utilization review is a process designed to control and limit medical expenses, which includes, among other things, requiring certification for admission to a health care facility and cost-effective ways of handling patients with catastrophic illnesses. Claims management entails the use of a variety of means to mitigate the extent of losses incurred by insureds and the corresponding benefit cost, which includes efforts to improve the quality of medical care provided to insureds and to assist them with vocational services. Our ability to predict and manage costs and claims, as well as our business, results of operations and financial condition, may be adversely affected by changes in health and dental care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment, economic factors, the occurrence of catastrophes and increased construction and repair related costs.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues relating to claims and coverage may emerge. These issues could materially adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number or size of claims or both. We may be limited in our ability to respond to such changes by insurance regulations, existing contract terms, contract filing requirements, market conditions or other factors.

Catastrophe losses, including man-made catastrophe losses, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Our insurance operations expose us to claims arising out of catastrophes, particularly in our homeowners, life and other personal lines of business. We have experienced, and expect in the future to experience, catastrophe losses that may materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, severe winter weather, fires and epidemics, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. The frequency and severity of catastrophes are inherently unpredictable. Catastrophe losses can vary widely and could significantly exceed our results. It is possible that both the frequency and severity of man-made catastrophes will increase and that we will not be able to implement exclusions from coverage in our policies or obtain reinsurance for such catastrophes.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most of our catastrophe claims in the past have related to homeowners and other personal lines coverages, which, for the year ended December 31, 2008, represented approximately 90% of our net earned premiums in our Assurant Specialty Property segment. In addition, as of December 31, 2008, approximately 41% of the insurance in force in our homeowners and other personal lines related to properties located in California, Florida and Texas. As a result of Assurant Specialty Property’s creditor-placed homeowners and creditor-placed manufactured housing insurance products that automatically provide coverage against an insured’s property being destroyed or damaged by various perils, our concentration in these areas may increase in the future. If other insurers withdraw coverage in these or other states, this may lead to adverse selection and increased utilization of our creditor-placed homeowners or creditor-placed manufactured housing insurance in these areas and may negatively impact our loss experience. Adverse selection refers to the process by which an applicant who believes him or herself to be uninsurable, or at greater than average risk, seeks to obtain an insurance policy at a standard premium rate. Claims resulting from natural or man-made catastrophes may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophes in the future.

Pre-tax catastrophe losses in excess of $5,000 (before the benefits of reinsurance) that we have experienced in recent years include the following amounts:

•

total losses of approximately $199,000 incurred from the original date of loss through December 31, 2008 in connection with the 2008 Hurricanes Gustav and Ike and the 2008 California wildfires. Total reinsurance recoveries related to these events from inception through 2008 were approximately $64,000;

•

total losses of approximately $37,000 incurred from the original date of loss through December 31, 2008, in connection with the 2007 California wildfires. Total reinsurance recoveries related to these events since inception through 2008 were approximately $4,900; and

•

total losses of approximately $381,000 incurred from the original date of loss through December 31, 2008, in connection with the 2005 Hurricanes Dennis, Katrina, Rita and Wilma. Total reinsurance recoveries related to these events since inception through 2008 were approximately $334,000.

No liquidation in investments was required in connection with these catastrophes as the claims were paid from current cash flow, cash on hand or short-term investments. Total losses do not include amounts paid in connection with the National Flood Insurance Program as we are either an administrator or are reinsured by the federal government and have no underwriting risk under the program.

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

Our ability to manage these risks depends in part on our successful utilization of catastrophe property and life reinsurance to limit the size of property and life losses from a single event or multiple events, and life and disability reinsurance to limit the size of life or disability insurance exposure on an individual insured life. It also depends in part on state regulation that may prohibit us from excluding such risks or from withdrawing from or increasing premium rates in catastrophe-prone areas. As discussed further below, catastrophe reinsurance for our group insurance lines is not currently widely available and catastrophe reinsurance for our Assurant Specialty Property segment could be unavailable or very expensive. This means that the occurrence of a significant catastrophe could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Unanticipated changes in tax provisions or exposure to additional income tax liabilities could materially and adversely affect our results.

During 2008, the Company generated deferred tax assets related to realized and unrealized capital losses, along with the sale of a non-operating subsidiary. In accordance with FAS No. 109, the Company must conclude whether the future realization of its deferred tax asset is “more likely than not.” FAS No. 109 states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company recorded a partial valuation allowance during 2008. In determining whether the Company’s deferred tax asset is realizable, the Company weighed all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The Company considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

To support the deferred tax asset, the Company was able to rely on future taxable capital gain income from gross unrealized gains in its investment portfolio and on the use of certain tax planning strategies that became available during the fourth quarter. These tax planning strategies are prudent and feasible, and include actions management ordinarily might not take but would take, if necessary, to realize a tax benefit for a capital loss carryforward before it expires.

In determining the appropriate valuation allowance, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods in accordance with the requirements of FAS No. 109, and there is a risk that the Company may need to increase or decrease the valuation allowance in future quarters, which could have a material impact on its financial statements.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely impact our results of operations.

While most of our costs and revenues are denominated in U.S. dollars, a portion is denominated in foreign currencies. The results of our operations may be impacted by foreign exchange rate fluctuations as the financial results in certain countries are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our net assets, net revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. These fluctuations in currency exchange rates may result in gains and losses that may materially and adversely impact our results of operations.

We face risks associated with our international operations.

Our international operations face political, legal, operational and other risks that we may not face in our domestic operations. For example, we may face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws; political or economic instability in countries in which we conduct business, including possible terrorist acts; foreign exchange rate fluctuations; diminished ability to legally enforce our contractual rights; differences and unexpected changes in regulatory requirements; exposure to local economic conditions and restrictions on the withdrawal of non-U.S. investment and earnings, including potentially substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the U.S. If our business model is not successful in a particular country, we may lose all or most of our investment in that country. Additionally, in certain countries such as China, if we are significantly delayed or unable to obtain an insurance license, our results of operations could be adversely affected.

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

As part of our business, we have reinsured certain life, property and casualty and health risks to reinsurers. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable to the insured as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Due to insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not pay the reinsurance recoverables that they owe to us on a timely basis or at all.

Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities and, even where highly desirable or necessary, we may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain or structure new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. Either of these potential developments could materially adversely affect our results of operations and financial condition.

We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.

In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our Fortis Financial Group (“FFG”) division to The Hartford Financial Services Group, Inc. (“The Hartford”) and in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. Most of the general account assets backing reserves coinsured under these sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert to us.

The A.M. Best ratings of The Hartford and John Hancock are currently A+ and A++, respectively. However, A.M. Best recently placed a negative outlook on the issuer credit and financial strength ratings of both The Hartford and John Hancock.

We also have the risk of becoming responsible for administering these businesses in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process this business. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

Due to the structure of our commission program, we are exposed to the credit risk of some of our agents and our clients in Assurant Solutions and Assurant Specialty Property.

We are subject to the credit risk of the clients and/or agents with which we contract in Assurant Solutions and Assurant Specialty Property. We advance agents’ commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.

In addition, some of our clients and agents collect premiums on our behalf. If due to bankruptcy, liquidation or other reasons these parties fail to remit payments owed to us or fail to pass on payments they collect on our behalf, it could have an adverse effect on our results of operations.

A further decline in the manufactured housing market may adversely affect our results of operations and financial condition.

The manufactured housing industry has experienced a significant decline in both shipments and retail sales in the last eight years. The downturn in the manufactured housing industry is a result of several factors, including the impact of repossessions, the lack of retail financing, reduced resale values, and the consolidations of manufacturers and lenders of manufactured housing. In the year ended December 31, 2008, our sales of homeowners’ policies in the manufactured housing sector comprised 10% of Assurant Specialty Property’s net written premiums. If these downward trends continue, without diversification and growth in other manufactured housing product lines, our results of operations and financial condition may be adversely affected.

A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. In 2007, as a result of our pending SEC investigation, A.M. Best, Moody’s and S&P placed a negative outlook on our ratings. In 2008, A.M. Best revised its outlook on our ratings to “stable,” but downgraded the financial strength and issuer credit ratings of five of our life insurance subsidiaries and one of our property and casualty insurance subsidiaries from “A” to “A-” and “a” to “a-”, respectively. Additionally, S&P lowered its counterparty credit and financial strength ratings of two of our life insurance subsidiaries from “A” to “A-”. Given recent economic developments that have negatively affected the entire insurance industry, we believe that we could be more susceptible to ratings downgrades than in prior years. For more information on the specific A.M. Best, Moody’s, and S&P ratings of our domestic operating insurance subsidiaries, see “Item 1—Business—Ratings.”

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

As of December 31, 2008, contracts representing approximately 21% of Assurant Solutions’ and 19% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or not renew contracts if the subsidiaries’ ratings fall below these minimum or other acceptable levels. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement. Additionally, contracts in the DRMS business line representing approximately 4% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2008 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and in some instances recapture inforce business if the ratings of applicable subsidiaries fall below “A-”. Termination or failure to renew these contracts would materially and adversely affect our results of operations and financial condition.

The failure to effectively maintain and modernize our information systems could adversely affect our business.

Our business is dependent upon the ability to keep current with technological advances. This is particularly important where our systems, including our ability to keep our systems integrated with those of our clients, are critical to the operation of our business and financial reporting. If we do not effectively maintain our systems and update them to address technological advancements, our relationships and ability to do business with our clients may be adversely affected.

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. We must commit significant resources to maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry, regulatory and legal standards and changing customer preferences. A failure to maintain effective and efficient information systems, or a failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition or our ability to do business in a particular jurisdiction. If we do not effectively maintain adequate systems we could experience adverse consequences, including inadequate information on which to base pricing; underwriting and reserving decisions; the loss of existing customers; difficulty attracting new customers; customer, provider and agent disputes; regulatory problems, such as failure to meet prompt payment obligations; internal control problems, such as failure to properly document transactions or obtain internal authorization; litigation exposure; security breaches resulting in loss of data; or increases in administrative expenses.

Our management information, internal control and financial reporting systems may need further enhancements and development to satisfy continuing financial and other reporting requirements.

Failure to protect our clients’ confidential information and privacy could result in the loss of reputation and customers, reduction to our profitability and/or subject us to fines, litigation and penalties.

A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our Assurant Health and Assurant Employee Benefits segments is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act (“HIPAA”), and certain activities conducted by our segments are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors, servicing companies, and clients. These obligations generally include protecting such confidential information to the same extent as we protect our own confidential information in accordance with laws that govern our clients or us, or in compliance with client requirements. The actions we take to protect such confidential information vary by operating segment and may include, among other things, training and educating our employees regarding our obligations relating to confidential information, actively monitoring our record retention plans and any changes in privacy and compliance requirements of the jurisdictions in which our regulated subsidiaries do business, drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues, regularly monitoring and assessing our third party vendors for compliance of privacy and security requirements, maintaining and utilizing appropriately secure storage facilities for tangible records, and limiting access, as appropriate, to both tangible records and electronic information.

In addition, we maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information, including payment card information. If we do not properly comply with privacy and security laws and regulations that require us to protect confidential information, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), loss of reputation and civil litigation.

See “—Risks Related to Our Industry—Costs of compliance with privacy and security laws could adversely affect our business and results of operations.”

Our ability to achieve our desired market positions may be significantly impaired if we do not find suitable acquisition candidates or new insurance ventures, and even if we do, we may not successfully integrate any such acquired companies or successfully promote such ventures, which could have a material adverse effect on our results of operations.

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

Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. No assurance can be given that there will not be further regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. If the ability of insurance subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses. For more information on the maximum amount our subsidiaries could pay us in 2009 without regulatory approval, see “Item 5—Market For Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Our credit facilities also contain limitations on our ability to pay dividends to our stockholders if we are in default or such dividend payments would cause us to be in default of the credit facilities.

The success of our business strategy depends on the continuing service of key executives and the members of our senior management team, and any failure to adequately provide for the succession of senior management and other key executives could have an adverse effect on our results of operations.

Our business and results of operations could be adversely affected if we fail to adequately plan for the succession of our senior management and other key executives. While we have succession plans in place and change of control employment agreements with senior management and certain key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us. In addition, if we fail to effectively retain senior management and other key executives, such failure may have an adverse effect on the retention of employees and others in senior management.

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

In addition to the occasional employment-related litigation to which businesses are subject, we are a defendant in actions arising out of, and are involved in, various regulatory investigations and examinations relating to our insurance and other related business operations. We are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which we do business. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells and administers its products. Therefore, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts;

•	disputes over claim payment amounts that may not be in compliance with individual state regulatory requirements;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes concerning historical premiums charged by companies acquired by us for coverage that may have been based on factors such as race;

•	disputes relating to customers regarding the ratio of premiums to benefits in our various operating segments;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes relating to certain excess of loss programs in the London markets;

•	disputes with taxation and insurance authorities regarding our tax liabilities;

•	disputes relating to certain businesses we have acquired or disposed of;

•	periodic examinations of compliance with applicable federal securities laws;

•	disputes relating to customers’ claims that the customer was not aware of the full cost of insurance or that insurance was in fact being purchased; and

•

industry-wide investigations regarding business practices including, but not limited to, the use of finite reinsurance and the marketing and refunding of insurance policies or certificates of insurance.

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

The Company conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. On the basis of its investigation, the Company has concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophe reinsurance program. The contract to which this verbal agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

In July 2007, the Company learned that each of the following five individuals: Robert B. Pollock, President and Chief Executive Officer; Philip Bruce Camacho, Executive Vice President and Chief Financial Officer; Adam Lamnin, Executive Vice President and Chief Financial Officer of Assurant Solutions/Assurant Specialty Property; Michael Steinman, Senior Vice President and Chief Actuary of Assurant Solutions/Assurant Specialty Property and Dan Folse, Vice President-Risk Management of Assurant Solutions/Assurant Specialty Property, received Wells notices from the SEC in connection with its ongoing investigation. A Wells notice is an indication that the staff of the SEC is considering recommending that the SEC bring a civil enforcement action against the recipient for violating provisions of the federal securities laws. Under SEC procedures, the recipients have the opportunity to respond to the SEC Staff before a formal recommendation is finalized and before the Commissioners themselves consider any recommendations.

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

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notice to him remains in effect. The SEC Staff’s inquiry continues, and we cannot predict the duration or outcome of the investigation.

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

We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the insurance industry or our business. Given our position in the insurance industry, it is possible that we will become subject to further investigations and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be adversely affected by the negative publicity for the insurance industry related to any such proceedings, and by any new industry-wide regulations or practices that may result from any such proceedings.

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

Ongoing focus by the SEC and the National Association of Insurance Commissioners (“NAIC”) on certain industry practices, including but not limited to, broker contingent commissions and finite or financial reinsurance, has created negative publicity for some insurers and the reinsurance industry and may impact the Company negatively.

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

The insurance industry is cyclical. Although no two cycles are the same, insurance industry cycles have typically lasted for periods ranging from two to ten years. The segments of the insurance markets in which we operate tend not to be correlated to each other, with each segment having its own cyclicality. Periods of intense price competition due to excessive underwriting capacity, periods when shortages of underwriting capacity permit more favorable rate levels, consequent fluctuations in underwriting results and the occurrence of other losses characterize the conditions in these markets. Recently, insurers have experienced significant fluctuations in operating results due to volatile and sometimes unpredictable developments in the financial markets and overall economic recession, which are beyond the direct control of the insurer. Other factors that have historically caused fluctuations are competition, frequency of occurrence or severity of catastrophic events, levels of reinsurance capacity and general economic conditions. This may cause a decline in revenue at times in the cycle if we choose not to reduce our product prices in order to maintain our market position, because of the adverse effect on profitability of such a price reduction. We have and can be expected, therefore, to experience the effects of such cyclicality and changes in customer expectations of appropriate premium levels, the frequency or severity of claims or other loss events or other factors affecting the insurance industry that generally could have a material adverse effect on our results of operations and financial condition.

We are subject to extensive governmental laws and regulations, which increase our costs and could restrict the conduct of our business.

Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation is generally designed to protect the interests of policyholders. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers with respect to such things as:

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

Our non-insurance operations and certain aspects of our insurance operations are subject to various federal and state regulation including state and federal consumer protection and other laws. Similarly, our foreign subsidiaries are subject to legislation and regulation in the countries in which they are domiciled and in some cases where the end customer is domiciled. We face the challenge of conducting business in a multi-national setting with varying regulations.

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

Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. For example, some states have imposed new time limits for the payment of uncontested covered claims and require health care and dental service plans to pay interest on uncontested claims not paid promptly within the required time period. Some states have also granted their insurance regulatory agencies additional authority to impose monetary penalties and other sanctions on health and dental plans engaging in certain unfair payment practices. If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.

Legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

•	legislation that holds insurance companies or managed care companies liable for adverse consequences of medical or dental decisions;

•	limitations or imposed reductions on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements;

•	impositions of fines, taxes or other penalties for improper licensing, the failure to promptly pay claims, however defined, or other regulatory violations;

•	increased licensing requirements;

•	restrictions on the ability to offer certain types of insurance products;

•	increased disclosure requirements on certain types of products;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	imposition of more stringent standards of review of our coverage determinations;

•	new benefit mandates;

•	increased regulation relating to the sale of individual health insurance;

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

In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Although the U.S. federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas could significantly impact the insurance industry and us. The American Counsel of Life Insurers and others are promoting the introduction of an optional federal charter for certain insurers. Moreover, federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our costs under our life, health and disability insurance policies. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously. In addition, the NAIC’s proposed expansion of the Market Conduct Annual Statement could increase the likelihood of examinations of insurance companies with niche markets. Court decisions that impact the insurance industry could result in the release of previously protected confidential and privileged information by departments of insurance, which could increase the risk of litigation.

While health insurance is generally regulated at the state level, a number of legislative proposals have been made at the federal level over the past several years that could impose added burdens on Assurant Health. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions, establish association health plans for small businesses, and establish a national health insurance program. Any of these proposals, if implemented, could adversely affect our results of operations or financial condition. Federal changes in Medicare and Medicaid that reduce provider reimbursements could have negative implications for the private sector due to cost shifting. State small employer group and individual health insurance market reforms to increase access and affordability could also reduce profitability by precluding us from appropriately pricing for risk in our individual and small employer group health insurance policies. Additionally, legislative proposals aimed at providing additional safeguards for patient privacy could add administrative burdens and adversely affect our cost of doing business.

With respect to Assurant Specialty Property, federal legislative proposals regarding National Catastrophe Insurance, if adopted, could reduce the business need for some of the property and casualty related products provided by Assurant Specialty Property. Additionally, as the U.S. Congress continues to respond to the recent housing foreclosure crisis, it could enact legislation placing additional barriers on creditor-placed insurance.

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

Furthermore, foreign privacy regulations could limit the efficiency of our foreign operations and reduce profitability. For example, under European Union directives, insurers domiciled in the European Union may not send data that may contain personal information to the U.S. unless certain controls relating to the care and control of the information exist.

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

Beginning in early 2005, several large organizations became subjects of intense public scrutiny due to high-profile data security breaches involving sensitive financial and health information. These events focused national attention on identity theft and the duty of organizations to notify impacted consumers in the event of a data security breach. Several federal bills are pending in Congress and currently 44 states have passed legislation requiring customer notification in the event of a data security breach. Most state laws take their lead from recently enacted California Civil Code Section 1798.82, which requires businesses that conduct business in California to disclose any breach of security to any resident whose unencrypted data is believed to have been disclosed. Several significant legal, operational and reputational risks exist with regard to data breach and customer notification. Federal pre-emption relating to this issue may reduce our compliance costs. Nonetheless, a breach of data security requiring public notification can result in regulatory fines, penalties or sanctions, civil lawsuits, loss of reputation, loss of customers and reduction of our profitability.

Risks Related to Our Common Stock

Given the current economic climate, our stock may be increasingly subject to stock price and trading volume volatility. The price of our common stock could fluctuate or decline significantly and you could lose all or part of your investment.

During 2008, the stock markets experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have caused this volatility. Our stock price declined significantly during the second half of 2008 and may continue to materially fluctuate in 2009 in response to a number of events and factors, including:

•	quarterly variations in operating results;

•	natural disasters, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations, including the ongoing SEC investigation;

•	sales of stock by insiders;

•	changes in our financial strength ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies;

•	increases in minimum capital, reserves and other financial viability requirements; and

•	limitations on our ability to repurchase Company stock.

These factors could materially reduce our stock price. In addition, broad market and industry fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own eight properties, including five buildings that serve as headquarters locations for our operating segments, two buildings that serve as operation centers for Assurant Solutions and Assurant Specialty Property and one building which will be placed into service as a claims training center for Assurant Specialty Property in 2009. Assurant Solutions and Assurant Specialty Property share headquarters buildings located in Miami, Florida and Atlanta, Georgia and Assurant Specialty Property has operations centers located in Florence, South Carolina and Springfield, Ohio. Assurant Solutions’ preneed business also has a headquarters building in Rapid City, South Dakota. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

As previously disclosed, the Company and certain of its officers and former employees have received subpoenas and requests from the SEC in connection with an investigation by the SEC Staff into certain finite reinsurance contracts entered into by the Company. The Company is cooperating fully and is complying with the requests.

The Company conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. On the basis of our investigation, the Company has concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophe reinsurance program. The contract to which this verbal side agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

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

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notice to him remains in effect. The SEC Staff’s inquiry continues, and we cannot predict the duration or outcome of the investigation.

In the course of its response to SEC Staff inquiries, the Company identified certain problems related to its document production process. These production issues have delayed resolution of this matter. The Company believes that it has now completed its response to the SEC Staff’s document request. Messrs. Camacho and Lamnin remain on administrative leave.

In relation to the SEC investigation discussed above, the SEC may charge the Company and/or individuals with violations of the federal securities laws, including alleging violations of Sections 10(b), 13(a), and/or 13(b) of the Securities Exchange Act of 1934, and/or Section 17(a) of the Securities Act of 1933, and may seek civil monetary penalties, injunctive relief and other remedies against the Company and individuals, including potentially seeking a bar preventing one or more of the individuals from serving as an officer or director of a public company. The SEC may also take the position that the Company should restate its consolidated financial statements to address the accounting treatment referred to above. No settlement of any kind can be reached without approval by the SEC and we have not accrued for any civil monetary penalties because the Company cannot reasonably estimate the probability or amount of such penalties at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of Assurant, Inc. during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends) on our common stock from February 4, 2004 (the date of the initial public offering of our common stock) through December 31, 2008 with the total stockholder returns for the S&P 400 Midcap Index, as the broad equity market index, and the S&P 400 Multi-Line Insurance Index and S&P 500 Multi-Line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on February 4, 2004 and that all dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

	Base Period 2/4/04	INDEXED RETURNS Years Ending

Company / Index		12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Assurant, Inc.	100	139.96	200.90	257.17	313.90	142.57
S&P 400 MidCap index	100	115.27	129.75	143.14	154.56	98.56
S&P 500 Multi-line Insurance Index	100	97.20	105.73	113.74	99.08	11.22
S&P 400 Multi-line Insurance Index	100	107.80	128.89	156.92	141.75	100.54

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Assurant, Inc.		39.96	43.54	28.01	22.06	-54.58
S&P 400 MidCap index		15.27	12.56	10.32	7.98	-36.23
S&P 500 Multi-line Insurance Index		-2.80	8.78	7.58	-12.89	-88.68
S&P 400 Multi-line Insurance Index		7.80	19.56	21.75	-9.67	-29.07

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ”. The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2008	High	Low	Dividends
First Quarter	$69.17	$57.75	$0.12
Second Quarter	$70.87	$60.39	$0.14
Third Quarter	$71.31	$38.52	$0.14
Fourth Quarter	$56.75	$12.52	$0.14

Year Ended December 31, 2007	High	Low	Dividends
First Quarter	$57.64	$51.93	$0.10
Second Quarter	$62.13	$49.20	$0.12
Third Quarter	$60.00	$45.27	$0.12
Fourth Quarter	$69.77	$53.43	$0.12

Holders

On February 17, 2009, there were approximately 418 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 17, 2009 was $23.16.

Shares Repurchased

Period in 2008	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
January 1 – January 31	—	$—	—	260,992
February 1 – February 28	—	—	—	260,992
March 1 – March 31	—	—	—	260,992

Total first quarter	—	—	—	260,992

April 1 – April 30	—	—	—	260,992
May 1 – May 31	—	—	—	260,992
June 1 – June 30	—	—	—	260,992

Total second quarter	—	—	—	260,992

July 1 – July 31	—	—	—	260,992
August 1—August 31	1,000,000	59.00	1,000,000	201,992
September 1 – September 30	—	—	—	201,992

Total third quarter	1,000,000	59.00	1,000,000	201,992

October 1 – October 31	—	—	—	201,992
November 1 – November 30	—	—	—	201,992
December 1 – December 31	—	—	—	201,992

Total fourth quarter	—	—	—	201,992

Total through December 31	1,000,000	$59.00	1,000,000	201,992

1.	On August 7, 2008, the Company purchased 1,000,000 common shares from Fortis Insurance N.V. in a private aftermarket block transaction.
2.	On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock through a stock repurchase program. On September 4, 2007, the Company suspended its stock repurchase program. On November 11, 2008, the Company reinstated its stock repurchase program, however no shares were repurchased under the program and it expired on January 31, 2009.

Dividend Policy

On January 23, 2009, we announced that our Board of Directors declared a quarterly dividend of $0.14 per common share payable on March 9, 2009 to stockholders of record as of February 23, 2009. We paid dividends of $0.14 per common share on December 10, 2008, September 9, 2008, and June 10, 2008, and $0.12 per common share on March 10, 2008. In 2007, we paid dividends of $0.12 per common share on December 10, 2007, September 11, 2007, and June 12, 2007, and $0.10 per common share on March 12, 2007. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.” For the calendar year 2009, the maximum amount of dividends that our regulated U.S. domiciled insurance subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $482,143. Dividends paid by our subsidiaries totaled $453,303 in 2008.

We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.

In addition, payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our revolving credit facilities, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, our $500,000 senior revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:

Revenues
Net earned premiums and other considerations	$7,925,348	$7,407,730	$6,843,775	$6,520,796	$6,482,871
Net investment income	774,347	799,073	736,686	687,257	634,749
Net realized (losses) gains on investments (4)	(428,679)	(62,220)	111,865	8,235	24,308
Amortization of deferred gain on disposal of businesses	29,412	33,139	37,300	42,508	57,632
Loss on disposal of businesses (5)	—	—	—	—	(9,232)
Fees and other income	300,800	275,793	340,958	238,879	220,386

Total revenues	8,601,228	8,453,515	8,070,584	7,497,675	7,410,714

Benefits, losses and expenses
Policyholder benefits (6)	4,019,147	3,712,711	3,535,521	3,705,904	3,839,057
Amortization of deferred acquisition costs and value of businesses acquired	1,671,680	1,429,735	1,186,710	926,608	820,456
Underwriting, general and administrative expenses	2,286,170	2,238,851	2,191,368	2,148,297	2,156,692
Interest expense	60,953	61,178	61,243	61,258	56,418
Distributions on mandatorily redeemable preferred securities	—	—	—	—	2,163

Total benefits, losses and expenses	8,037,950	7,442,475	6,974,842	6,842,067	6,874,786

Income before provision for income taxes and cumulative effect of change in accounting principle	563,278	1,011,040	1,095,742	655,608	535,928
Provision for income taxes (7)	115,482	357,294	379,871	176,253	185,368

Net income before cumulative effect of change in accounting principle	447,796	653,746	715,871	479,355	350,560
Cumulative effect of change in accounting principle (1)	—	—	1,547	—	—

Net income	$447,796	$653,746	$717,418	$479,355	$350,560

Earnings per share:
Basic
Net income before cumulative effect of change in accounting principle	$3.80	$5.46	$5.65	$3.53	$2.53
Cumulative effect of change in accounting principle	—	—	0.01	—	—

Net income	$3.80	$5.46	$5.66	$3.53	$2.53

Diluted
Net income before cumulative effect of change in accounting principle	$3.77	$5.38	$5.56	$3.50	$2.53
Cumulative effect of change in accounting principle (1)	—	—	0.01	—	—

Net income	$3.77	$5.38	$5.57	$3.50	$2.53

Dividends per share	$0.54	$0.46	$0.38	$0.31	$0.21

Share Data:
Weighted average shares outstanding used in per share calculations	117,764,288	119,737,556	126,846,990	135,773,551	138,358,767
Plus: Dilutive securities	1,072,043	1,699,137	1,965,823	1,171,759	108,797

Weighted average shares used in diluted per share calculations	118,836,331	121,436,693	128,812,813	136,945,310	138,467,564

	As of and for the years ended December 31,
	2008	2007	2006	2005	2004
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$13,107,476	$14,552,115	$13,416,817	$13,371,392	$12,955,128
Total assets	$24,514,586	$26,750,316	$25,165,148	$25,365,453	$24,548,106
Policy liabilities (2)	$15,806,235	$15,903,289	$14,513,106	$14,300,713	$13,378,708
Debt	$971,957	$971,863	$971,774	$971,690	$971,611
Mandatorily redeemable preferred stock	$11,160	$21,160	$22,160	$24,160	$24,160
Total stockholder’s equity	$3,709,505	$4,088,903	$3,832,597	$3,699,559	$3,635,431

Per Share Data:
Total book value per share (3)	$31.61	$34.71	$31.26	$28.33	$26.01

(1)	On January 1, 2006, we adopted FAS 123R. As a result, we recognized a cumulative adjustment of $1,547.
(2)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(3)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2008, 2007 and 2006 there were 117,368,534, 117,808,007 and 122,618,317 shares, respectively, of common stock outstanding. At December 31, 2005 and 2004 there were 130,591,834 and 139,766,177 shares of common stock outstanding.
(4)	Included in net realized losses are other-than-temporary impairments of $340,153 and $48,184 for 2008 and 2007, respectively. During 2006, we recorded an investment gain of $98,342 related to the sale of our equity interest in PHCS.
(5)	In 2004, we sold the assets of a division and recorded a loss on sale of $9,232.
(6)	During 2008, we incurred losses of $132,615 associated with hurricanes Gustav and Ike.
(7)	During 2008, we recorded a $84,864 tax benefit due to the sale of a non-operating subsidiary and the related deferred tax assets on a capital loss carryover.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Item 1A—Risk Factors” and “Forward-Looking Statements.”

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

Critical Factors Affecting Results

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on invested assets and our ability to manage our expenses. Therefore, factors affecting these items may have a material adverse effect on our results of operations or financial condition. For a listing of those factors see “Item 1A—Risk Factors.”

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

Effective January 1, 2009, new preneed life insurance policies in which death benefit increases are determined at the discretion of the Company will be accounted for as universal life contracts under FAS 97. For contracts sold prior to January 1, 2009, these types of preneed life insurance sales were accounted for and will continue to be accounted for under FAS 60. The difference between reporting in accordance with FAS 60 and FAS 97 is not material. In addition, this change will not materially impact our results of operations in the future, but will result in us recording policy fee income instead of net earned premiums and incurred losses.

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

Our profitability depends in part on accurately predicting policyholder benefits, claims and other costs. It also depends on our ability to manage future policyholder benefits and other costs through product design, underwriting criteria, utilization review or claims management catastrophe reinsurance coverage and, in health and dental insurance, negotiation of favorable provider contracts. Changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. As a result of one or more of these factors or other factors, claims could substantially exceed our expectations, which could have a material adverse effect on our business, results of operations and financial condition.

Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and general operating expenses. For a description of DAC and VOBA, see Notes 2, 9 and 11 to the Notes to Consolidated Financial Statements included elsewhere in this report.

We incur expenses related to our debt and mandatorily redeemable preferred stock.

Critical Accounting Estimates

There are certain accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of those policies. In calculating financial statement estimates, the use of different assumptions could produce materially different estimates. In addition, if factors such as those described above or in “Item 1A—Risk Factors” cause actual events to differ from the assumptions used in applying the accounting policies and calculating financial estimates, there could be a material adverse effect on our results of operations, financial condition and liquidity.

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

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

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

The following table provides reserve information by our major lines of business for the years ended December 31, 2008 and 2007:

	December 31, 2008				December 31, 2007
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,432,583	$4,815	$11,664	$3,796	$3,479,115	$3,877	$11,559	$3,991
Life insurance no longer offered	498,945	735	1,516	349	511,093	765	1,414	509
Universal life and other products no longer offered	288,981	300	208	7,682	307,930	1,689	267	8,211
FFG, LTC and other disposed businesses	2,764,874	41,771	25,764	352,344	2,756,059	44,414	26,994	278,497
Medical	105,236	14,688	12,627	19,826	130,005	18,564	14,712	30,998
All other	5,026	288	18,194	7,664	5,294	316	14,174	6,248
Short Duration Contracts:
Group term life	—	6,265	212,745	43,517	—	6,659	231,534	49,509
Group disability	—	2,392	1,325,418	147,584	—	2,806	1,363,098	161,733
Medical	—	109,759	96,702	181,158	—	109,755	115,198	201,601
Dental	—	4,642	3,610	21,580	—	5,035	3,479	17,419
Property and Warranty	—	1,887,510	228,920	332,930	—	1,816,436	192,307	312,091
Credit Life and Disability	—	395,091	85,312	72,665	—	494,118	102,151	87,373
Extended Service Contract	—	2,788,327	2,187	65,769	—	2,768,048	4,606	40,736
All other	—	151,276	6,861	14,139	—	138,227	9,678	12,997

Total	$7,095,645	$5,407,859	$2,031,728	$1,271,003	$7,189,496	$5,410,709	$2,091,171	$1,211,913

For a description of our reserving methodology, see Note 12 to the Consolidated Financial Statements included elsewhere in this report.

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

Risks related to the reserves recorded for contracts from FFG and LTC disposed businesses have been 100% ceded via reinsurance. While the Company has not been released from the contractual obligation to the policyholders, changes in and deviations from economic and mortality assumptions used in the calculation of these reserves will not directly affect our results of operations unless there is a default by the assuming reinsurer.

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

Key sensitivities at December 31, 2008 for group long term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,546,983	Group disability, claim termination rate 10% lower	$1,511,169

Group disability, as reported	$1,473,002	Group disability, as reported	$1,473,002

Group disability, discount rate increased by 100 basis points	$1,405,172	Group disability, claim termination rate 10% higher	$1,435,026

The discount rate is also a key sensitivity for group term life waiver of premium reserves.

Claims and Benefits Payable
Group term life, discount rate decreased by 10%	$266,090
Group term life, as reported	$256,262
Group life, discount rate increased by 10%	$247,447

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

We develop the best estimate of expected outstanding liabilities for medical IBNR reserves using generally accepted actuarial principles. The various product lines are evaluated using experience data of sufficient detail to allow for the compilation of historical loss patterns including but not limited to claim lag factors, projected claims per member and restated development factors. If sufficient experience data is not available, experience data from other similar blocks may be used. Industry data provides additional benchmarks when historical experience is too limited. This information is used to provide a range in which the expected outstanding liabilities may fall. The selection of the ultimate loss estimate varies by product line as the credibility of certain methods differs depending upon the in-force volume, the product’s claim volatility and the method itself. The selection is also influenced by other available information that may indicate that historical experience data may not be appropriate to use for current liability estimates. Examples of such information include but are not limited to changes in claims inventory levels, changes in provider negotiated rates or cost savings initiatives, increasing or decreasing medical cost trends, product changes and demographic changes in the underlying insured population.

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

Key sensitivities as of December 31, 2008 for medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

	Claims and Benefits Payable
Medical, loss development factors 1% lower	$291,860	*
Medical, as reported	$277,860
Medical, loss development factors 1% higher	$265,860

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 87% of medical claims are paid within four months of the incurred date.

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

The data is typically analyzed using quarterly paid losses and/or quarterly case-incurred losses. Some product groupings may also use annual paid loss and/or annual case-incurred losses, as well as other methods such the expected loss ratio and Bornhuetter-Ferguson loss development methods.

Each of these reserve methodologies produces an indication of the loss reserves for the product or product grouping. The process to select the best estimate differs across lines of business. The single best estimate is determined based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions;

•	the quality and applicability of historical data – whether it be internal or industry data;

•	current and future market conditions – the economic environment will often impact the development of loss triangles;

•	the extent of data segmentation – data should be homogenous yet credible enough for loss development methods to apply, and

•	the past variability of loss estimates – the loss estimates on some product lines will vary from actual loss experience more than others.

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

Most of our credit insurance business is written on a retrospective commission basis, which permits management to adjust commissions based on claims experience. Thus, any adjustment to prior years’ incurred claims in this line of business is partially offset by a change in contingent commissions, which is included in the selling, underwriting and general expenses line in our results of operations.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2008 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2008	Change in cost of claims occurring in 2008
3% higher	$596,067	$34,217
2% higher	$584,549	$22,699
1% higher	$573,143	$11,293
Base scenario	$561,850	—
1% lower	$550,557	$(11,293)
2% lower	$539,151	$(22,699)
3% lower	$527,633	$(34,217)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $32,000 (before reinsurance) and $30,300 (net of reinsurance) at December 31, 2008. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the financial statements, we believe that any changes in reserve estimates for these claims are not reasonably likely to be material.

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

Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaries, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, were resolved by settlement or arbitration. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. On February 28, 2006, there was a settlement relating to the 1996 program. In 2007, there were two settlements relating to parts of the 1997 program. During 2008, there was a $35,000 settlement relating to the 1997 program. Loss accruals previously established relating to the 1996 and 1997 programs were adequate. As of December 31, 2008, we have $24,046 in loss reserves accrued. We believe, based on information currently available, that the amounts accrued are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

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

Long Duration Contracts

Acquisition costs for preneed life insurance policies and life insurance policies (no longer offered) are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

For preneed investment-type annuities, universal life insurance policies and investment-type annuity contracts that are (no longer offered), DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Acquisition costs relating to the majority of individual medical contracts issued prior to 2003, a limited number of individual medical contracts issued from 2003 through 2006 in certain jurisdictions, and individual voluntary limited benefit health policies issued in 2007 and later, are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.

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

Acquisition costs on the majority of individual medical contracts issued from 2003 through 2006, all medical contracts issued after 2006 and all small group medical contracts consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred, but rather are recorded in the statement of operations in the period in which they are incurred.

Investments

We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued and any impairments are charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management.

Securities whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write-down list, which is discussed at quarterly meetings attended by members of our investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the impairment reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. See also “Investments” in Note 2 to the Consolidated Financial Statements included elsewhere in this report and “Item 1A—Risk Factors—Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability” and “Investments” contained later in this item.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of December 31, 2008	As of December 31, 2007
Reinsurance recoverables	$4,010,170	$3,904,348

We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,616,622 and $2,544,685 at December 31, 2008 and 2007, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2008	2007
Ceded future policyholder benefits and expense	$2,672,754	$2,662,654
Ceded unearned premium	637,528	643,792
Ceded claims and benefits payable	637,103	540,615
Ceded paid losses	62,785	57,287

Total	$4,010,170	$3,904,348

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions, client risk and profit sharing. See also “Item 1A—Risk Factors-Reinsurance may not be available or adequate to protect us against losses and we are subject to the credit risk of insurers,” and “Item 7A–Quantitative and Qualitative Disclosures About Market Risk—Credit Risk.”

Retirement and Other Employee Benefits

We sponsor a pension and a retirement health benefit plan covering our employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets, to aid us in selecting appropriate assumptions and valuing our related liabilities. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. See Note 21 to our consolidated financial statements for more information on our retirement and other employee benefits, including a sensitivity analysis for changes in the assumed health care cost trend rates.

Contingencies

We follow the requirements of FAS No. 5, Accounting for Contingencies (“FAS 5”). This requires management to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated number within the range of possible losses is more probable than any other, we report an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Deferred Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. The Company has significant deferred tax assets resulting from capital loss carryforwards and other temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 8 to our consolidated financial statements.

FAS No.109, Accounting for Income Taxes (“FAS 109”) states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In determining whether the Company’s deferred tax asset is realizable, the Company weighed all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The Company has considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry back years and tax-planning strategies.

The Company has concluded that it is not more likely than not that it will generate sufficient taxable income of the same character in the foreseeable future to realize all of its deferred tax assets related to capital loss carryovers. During 2008, the Company realized a tax benefit of $174,864 upon the sale of a non-operating subsidiary, United Family Life Insurance Company (“UFLIC”), reflecting the tax benefit of prior goodwill impairments. After utilizing all carryback capacity of capital gains, a valuation allowance of $152,343 was established in the second quarter of 2008 to reduce the deferred tax asset for the remaining capital loss carryforward. The gross deferred tax asset for cumulative realized and unrealized capital losses as of December 31, 2008 is $629,700, including the carryover from the loss on the sale of UFLIC in the second quarter of 2008. The gross deferred tax asset of $629,700 has been reduced by a valuation allowance of $90,000 as of December 31, 2008 because it is not more likely than not that this deferred tax asset will be realized in its entirety in the foreseeable future. This resulted in a reduction of the valuation allowance of $62,343 in the fourth quarter of 2008 related to deferred tax assets on capital loss carryovers. This reduction was recorded as a benefit in the statement of operations in the fourth quarter of 2008. Certain tax planning strategies were identified by the company during the fourth quarter of 2008 as a result of the Signal acquisition, which owns a group of companies. While no specific strategies were identified at the time of the acquisition, and while no commitments to implement any strategy have been made, prudent and feasible strategies could generate taxable capital gain income in the foreseeable future and were considered in the realization to the Company’s deferred tax assets and the reduction of the valuation allowance.

The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carry back or carryforward period. U.S. tax rules mandate that capital losses can only be recovered against capital gains. An example of capital gains would be gains from the sale of investments. The Company is dependent upon having capital gain income in the foreseeable future to use the capital loss carryforward in its entirety. To support the deferred tax asset during the fourth quarter, the Company was able to rely on future taxable capital gain income from gross unrealized gains in its investment portfolio, which had increased from earlier quarters of unprecedented market declines. The Company was also able to rely on the use of various tax planning strategies to forecast taxable capital gains in the foreseeable future.

FAS 109 indicates that a tax planning strategy is an action that management ordinarily might not take but would take, if necessary, to realize a tax benefit for a carryforward before it expires. These are actions that are prudent and feasible and would result in the realization of deferred tax assets. Examples include, but are not limited to, changing the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss or accelerating taxable amounts.

The gross deferred tax asset related to net operating loss carryforwards on international subsidiaries is $28,863. It is more likely than not that some of this asset will not be realized in the foreseeable future. As such, a cumulative valuation allowance of $7,466 was recorded as of December 31, 2008, including a valuation allowance against the net operating losses of the Company’s Denmark subsidiary, which we plan to close during 2009. The Company is dependent on income of the same character in the same jurisdiction to support the deferred tax assets related to net operating loss carryforwards of international subsidiaries.

The Company believes it is more likely than not that the remainder of its deferred tax assets will be realized in the foreseeable future. Accordingly, other than noted herein for capital loss carryovers and international subsidiaries, a valuation allowance has not been established.

Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized. Depending on the nature of the taxable income that results in a reversal of the valuation allowance, and on management’s judgment, the reversal will be recognized either through other comprehensive (loss) income or through continuing operations in the statement of operations. Likewise, if the Company determines that it is not more likely than not that it would be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to continuing operations in the statement of operations in the period such determination is made.

In determining the appropriate valuation allowance, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies.

Valuation and Recoverability of Goodwill

Goodwill represented $1,001,899 and $832,656 of our $24,514,586 and $26,750,316 total assets as of December 31, 2008 and 2007, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to: a sustained significant decline in our share price and market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

When required, we test goodwill for impairment at the reporting unit level. Following the guidance of FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), we have concluded that our reporting units for goodwill testing are equivalent to our reported operating segments, excluding the Corporate and Other segment.

The following table illustrates the amount of goodwill assigned to each reporting unit:

	December 31,
	2008	2007
Assurant Solutions (1)	$372,792	$203,549
Assurant Specialty Property	239,726	239,726
Assurant Health	204,303	204,303
Assurant Employee Benefits	185,078	185,078

Total	$1,001,899	$832,656

(1)	The increase in the amount of goodwill assigned to the Assurant Solutions reporting unit is primarily the result of the Company’s fourth quarter 2008 acquisition of Signal Holdings, Inc.

For each reporting unit, we first compare its fair value with its net book value. If the fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its fair value, we would perform a second test to measure the amount of impairment if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill were less than the recorded goodwill, we would record an impairment charge for the difference.

The following describes the valuation methodologies used in both 2008 and 2007 to derive the fair value of the reporting units.

For each reporting unit we identify a group of peer companies, which have operations that are as similar as possible to the reporting unit. Certain of our reporting units have a very limited number of peer companies. A Public Company Analysis is then used to value the reporting unit based upon its relative performance to its peer companies, based on several measures, including price to trailing 12 month earnings, price to projected earnings, price to tangible net worth and return on equity.

A Discounted Cash Flow Analysis (“DCF”) is used to value the reporting unit based upon the expected earnings available for distribution over future periods. Free cash flows are projected to equal future earnings, less the amount of capital required for the business. This cash flow stream is discounted back to its present value by the reporting unit’s cost of capital factor, including a terminal value for potential dividend expectations after the projected period, to arrive at an indicated value. Earnings and required capital used in the projections are based on best estimate projections of revenue growth, loss experience, investment income, expenses, and rating agency formulas for major products lines written in the reporting unit. The cost of capital assumed for each reporting unit reflects our estimates of the risks inherent in the forecasts.

An Acquisition Analysis values the reporting unit based on comparisons to relevant insurance industry acquisitions over the previous three years. For Assurant Health, health insurance industry acquisitions were emphasized in determining the Assurant Health segment valuation multiples. The remaining reporting units used a broad selection of insurance industry acquisitions.

While all three valuation methodologies are considered in assessing fair value, the DCF received the highest weighting of the three methodologies due to the recent dislocations in the economy, the scarcity of M&A transactions in the insurance marketplace (particularly during 2008), and the relative lack of directly comparable companies for certain of our reporting units, particularly Assurant Solutions.

In the fourth quarters of 2008 and 2007, we conducted our annual assessments of goodwill using the methodologies discussed above. Based on the results of these assessments, we concluded that the fair value of the reporting units exceeded their respective net book values. Therefore, the second step of the FAS 142 goodwill impairment test to determine the implied fair value of goodwill was not necessary.

The determination of fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. We evaluated the significant assumptions used to determine the fair values of each reporting unit, both individually and in the aggregate and concluded they are reasonable.

Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 139 basis points and 176 basis points for the Assurant Solutions and Assurant Employee Benefits, respectively, would result in their respective fair values being less than their net book values as of December 31, 2008. Likewise, a reduction in projected free cash flows for the Assurant Solutions and Assurant Employee Benefits of 22% and 20% respectively, would result in their respective fair values being less than their net book values as of December 31, 2008. It would take more significant movements in our estimates and assumptions in order for Assurant Health and Assurant Specialty Property’s fair values to be less than their net book values.

During the fourth quarter of 2008, we experienced a significant decline in our stock price, which during the quarter reached its lowest point since our IPO. Our market capitalization was approximately $6,500,000 at September 30, 2008, but declined significantly during the fourth quarter amidst the unprecedented volatility in the capital markets before rising to approximately $3,500,000 at December 31, 2008. Our market capitalization at December 31, 2008 was approximately 94% of our book value. As demonstrated in the graph and table in “Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” our stock price has historically outperformed various stock indices and has consistently traded at prices well above those of the fourth quarter of 2008.

Should current market conditions continue for an extended period, or should the operating results of any of our reporting units decline substantially compared to projected results, we could determine that we need to record a non-cash impairment charge related to goodwill. Any such charge would have no effect on either the Company’s cash balance or future cash flows.

Recent Accounting Pronouncements—Adopted

On January 1, 2008, the Company adopted FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. Effective September 30, 2008, the Company adopted Financial Statement of Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 regarding the pricing of securities in an inactive market. The adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position or results of operations. See Note 6 for further information regarding FAS 157.

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The adoption of FAS 141R will not have an impact on the Company’s financial position or results of operations. However, any business combination entered into beginning in 2009 may have a significantly different impact on our financial position and results of operations compared with its impact as recorded under FAS 141. Earnings volatility could result, depending on the terms of acquisition.

In December 2007, the FASB issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 will not have an impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company will apply the requirements of FAS 157 to its non-financial assets measured at fair value on a non-recurring basis which include goodwill and intangible assets. The Company does not currently have any non-financial liabilities which are required to be measured at fair value on a non-recurring basis. In a business combination, the Company would initially measure at fair value the non-financial assets and liabilities of the acquired company. The requirements of FAS 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company will use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its scheduled impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, FSP FAS 157-2 will not have an impact on the Company’s financial position or results of operations upon adoption. However, there may be an impact on the Company’s financial position and results of operations from FSP FAS 157-2 when the Company performs its impairment analyses of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under FAS 157.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities. Therefore, these financial instruments need to be included in calculating basic and diluted earnings per share under the two-class method described in FAS No. 128, Earnings Per Share. All prior period EPS data presented will be adjusted retrospectively. FSP EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, the Company is required to adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 will not have a material impact on the Company’s basic and diluted earnings per share calculations.

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures About Postretirement Plan Benefit Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009. Therefore, the Company is required to adopt FSP FAS 132R-1 on December 31, 2009. The adoption of FSP FAS 132R-1 will not have an impact on the Company’s financial position and results of operations.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Net earned premiums and other considerations	$7,925,348	$7,407,730	$6,843,775
Net investment income	774,347	799,073	736,686
Net realized (losses) gains on investments	(428,679)	(62,220)	111,865
Amortization of deferred gains on disposal of businesses	29,412	33,139	37,300
Fees and other income	300,800	275,793	340,958

Total revenues	8,601,228	8,453,515	8,070,584

Benefits, losses and expenses:
Policyholder benefits	4,019,147	3,712,711	3,535,521
Selling, underwriting and general expenses (1)	3,957,850	3,668,586	3,378,078
Interest expense	60,953	61,178	61,243

Total benefits, losses and expenses	8,037,950	7,442,475	6,974,842

Income before provision for income taxes and cumulative effect of change in accounting principle	563,278	1,011,040	1,095,742
Provision for income taxes	115,482	357,294	379,871

Net income before cumulative effect of change in accounting principle	447,796	653,746	715,871
Cumulative effect of change in accounting principle	—	—	1,547

Net income	$447,796	$653,746	$717,418

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the twelve months ended December 31, 2008 (“Twelve Months 2008”), twelve months ended December 31, 2007 (“Twelve Months 2007”) and twelve months ended December 31, 2006 (“Twelve Months 2006”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net income decreased $205,950 or 32% to $447,796 for Twelve Months 2008 from $653,746 for Twelve Months 2007. The decrease was primarily due to our Corporate and Other segment, which had $278,641 (after-tax) of net realized losses on investments in 2008, compared with $40,443 (after-tax) of net realized losses on investments in 2007. The net realized losses in 2008 and 2007 include $221,099 (after-tax) and $31,320 (after-tax), respectively, of realized losses from the write-down of other-than-temporary declines in our investment portfolio. These declines were partially offset by an increase of $86,928 in Twelve Months 2008, consisting of a $2,064 gain (after-tax) and a $84,864 related tax benefit, associated with the sale of UFLIC, during 2008.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net income decreased $63,672, or 9%, to $653,746 for Twelve Months 2007 from $717,418 for Twelve Months 2006. The decrease was primarily due to our Corporate and Other segment, which had $40,443 (after-tax) of net realized losses on investments in 2007, compared with $72,712 (after-tax) of net realized gains on investments in 2006. The net realized losses in 2007 include $31,320 (after-tax) of realized losses from the write-down of other-than-temporary declines in our investment portfolio, while net realized gains in 2006 include a $63,900 (after-tax) gain from the sale of our investment in PHCS. Also in 2006 our Assurant Solutions segment had a favorable legal settlement of $40,500 (after-tax) and one time fee income recognized from a closed block of extended service contract business. Partially offsetting these items was the continued strong performance of our Assurant Specialty Property segment, which continued to experience strong premium growth and excellent combined ratios in its creditor-placed homeowners insurance business, mainly due to exceptionally mild weather and our ability to leverage the benefits of scale.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Net earned premiums and other considerations	$2,813,407	$2,530,445	$2,371,605
Net investment income	420,615	427,331	392,510
Fees and other income	182,508	159,211	221,751

Total revenues	3,416,530	3,116,987	2,985,866

Benefits, losses and expenses:
Policyholder benefits	1,198,758	1,073,858	998,770
Selling, underwriting and general expenses	2,041,892	1,830,709	1,689,776

Total benefits, losses and expenses	3,240,650	2,904,567	2,688,546

Segment income before provision for income taxes	175,880	212,420	297,320
Provision for income taxes	63,697	68,499	98,427

Segment net income	$112,183	$143,921	$198,893

Net earned premiums and other considerations:
Domestic:
Credit	$279,497	$303,231	$368,712
Service contracts	1,364,886	1,156,991	1,040,770
Other (1)	60,159	62,709	81,283

Total Domestic	1,704,542	1,522,931	1,490,765

International:
Credit	368,442	376,709	394,482
Service contracts	355,248	249,803	99,494
Other (1)	20,175	39,144	66,729

Total International	743,865	665,656	560,705

Preneed	365,000	341,858	320,135

Total	$2,813,407	$2,530,445	$2,371,605

Fees and other income:
Domestic:
Debt protection	$34,459	$31,093	$54,053
Service contracts	79,298	70,709	66,427
Other (1)	26,661	25,039	80,072

Total Domestic	140,418	126,841	200,552

International	32,919	22,168	16,943
Preneed	9,171	10,202	4,256

Total	$182,508	$159,211	$221,751

Gross written premiums (2):
Domestic:
Credit	$604,101	$656,975	$714,791
Service contracts	1,530,284	1,828,048	1,600,588
Other (1)	71,393	85,005	108,569

Total Domestic	2,205,778	2,570,028	2,423,948

International:
Credit	827,457	833,894	680,097
Service contracts	477,652	422,669	341,886
Other (1)	27,381	46,590	44,655

Total International	1,332,490	1,303,153	1,066,638

Total	$3,538,268	$3,873,181	$3,490,586

Preneed (face sales)	$445,313	$395,790	$433,510

Combined ratio (3):
Domestic	100.6%	101.1%	99.4%
International	108.2%	105.1%	99.2%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Income

Segment net income decreased $31,738, or 22%, to $112,183 for Twelve Months 2008 from $143,921 for Twelve Months 2007. Twelve Months 2008 net income decreased due to charges associated with client bankruptcies of $8,058 (after-tax) and costs associated with our decision to exit business operations in Denmark of $9,651 (after-tax). The comparative decrease is also due in part to $12,600 (after-tax) of income recognized during 2007 related to settlement fees received from the sale of marketing rights for the independent U.S. preneed business and $8,900 (after-tax) from the completed clients commission reconciliation project partially offset by a settlement with a client of $3,431. Absent these unusual items, net income increased $4,040 due to improved underwriting results from our domestic businesses partially offset by less favorable loss experience in our international businesses, specifically our United Kingdom (“UK”) operations, and continued costs to support our international expansion. Net investment income decreased $4,365 (after-tax) primarily attributable to reduced investment income from lower distributions from real estate joint venture partnerships of approximately $9,300 (after-tax) partially offset by an increase of approximately $5,000 (after-tax) resulting from higher average invested assets attributable to growth in our international and domestic service contract business. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Twelve Months 2007 compared with Twelve Months 2008 given more favorable real estate market conditions in 2007. These decreases were partially offset by earnings from acquisitions made in our domestic service contract business in the latter part of 2008.

On September 26, 2008, the Company acquired the Warranty Management Group business from GE. The Company paid GE $140,000 in cash for the sale, transfer and conveyance of certain assets and assumed certain liabilities. As part of the acquisition, the Company entered into a new 10-year agreement to market extended warranties and service contracts on GE-branded major appliances in the U.S.

In a separate transaction, GE paid the Company $115,000 in cash and the Company eliminated DAC by $106,000 and a receivable from GE of $9,000 in connection with the termination of the existing strategic alliance. Under the pre-existing relationship, the Company sold extended warranties directly to GE appliance purchasers and through leading retailers and paid commissions to GE. After the acquisition, the Company assumed full responsibility for operating the extended warranty business it previously co-managed and shared with GE.

Total Revenues

Total revenues increased $299,543, or 10%, to $3,416,530 for Twelve Months 2008 from $3,116,987 for Twelve Months 2007. The increase in revenues is primarily attributable to increased net earned premiums and other considerations of $282,962. This increase is primarily due to growth in our domestic and international service contract businesses. The growth is driven by higher earnings from extended service contract premiums written in prior periods. We also experienced growth in our preneed business due to the acquisition of Mayflower in late 2007 and earnings from the existing exclusive distribution partnership with SCI funeral homes. These increases were partially offset by the continued runoff of our domestic credit insurance and the preneed independent US businesses. Also contributing to the increase in revenues was an increase in fees and other income of $23,297, or 15%, primarily from various international acquisitions made during the latter part of 2007 combined with the continued growth of our service contract businesses. Net investment income decreased $6,716, or 2%, due primarily to net investment income of $15,724 recognized in Twelve Months of 2007 from real estate joint venture partnerships compared with $1,450 in Twelve Months ended 2008. Absent this investment income from real estate joint venture partnerships, net investment income increased $7,558, or 2%, primarily attributable to higher average invested assets from growth in our domestic and international service contract businesses.

Gross written premiums decreased $334,913, or 9%, to $3,538,268 for Twelve Months 2008 from $3,873,181 for Twelve Months 2007. Gross written premiums from our domestic service contract business decreased $297,764, primarily due to closings of certain client retail stores and the impact of lower retail sales from other clients, partially offset by increases in premium from new clients. Gross written premiums from our domestic credit insurance business decreased $52,874 due to the continued runoff of this product line. Gross written premiums from our international credit business decreased $6,437 primarily driven by the unfavorable impact of foreign exchange rates as the U.S. dollar strengthened against international currencies and slowdown in the UK mortgage market due to credit difficulties. This was partially offset by growth in other countries from increased marketing efforts and strong client production. Gross written premiums in our international service contract business increased $54,983 attributable to growth with both new and existing clients, which is consistent with our international expansion. We experienced an increase in preneed face sales of $49,523 primarily due to new business generated from former Alderwoods funeral homes and growth from our existing exclusive distribution partnership with SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $336,083, or 12%, to $3,240,650 for Twelve Months 2008 from $2,904,567 for Twelve Months 2007. Policyholder benefits increased $124,900, primarily driven by growth in net earned premiums from our domestic and international service contract and preneed businesses, combined with unfavorable loss experience in a credit life product in Brazil and unfavorable loss experience in the UK market driven by higher unemployment rates. Selling, underwriting and general expenses increased $211,183. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $133,263, primarily due to an increase in the overall commission rates caused by the change in business mix. This was evidenced by higher earnings in our service contract business, which has higher commission rates, compared to the lower commission rates on the decreasing domestic credit business. In addition, contributing to the increase was approximately $14,000 of income recorded in Twelve Months 2007 from our completed client commission reconciliation project and a charge to commissions expense related to our decision to exit the Denmark market in Fourth Quarter 2008. General expenses increased $68,284, partially due to higher expenses associated with the growth of the domestic service contract business as well as higher expenses associated with continued investment in international expansion and increased expenses from acquisitions made during the latter part of 2007 through end of 2008. Additionally, expenses increased due to a receivable charge of $9,632 resulting from client bankruptcies and a client’s announcement of a court ordered liquidation of assets.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income decreased $54,972, or 28%, to $143,921 for Twelve Months 2007 from $198,893 for Twelve Months 2006. The decrease was primarily due to a legal settlement of $40,500 (after-tax) and fee income of $5,041 (after tax), from a closed block of extended service contract business, both recognized in the prior year. Absent these items, net income declined $9,431 in 2007 compared with 2006 primarily as a result of continued investments made to support the segment’s international expansion as well as a client-related settlement expense of $3,431 (after-tax). The results also included $6,560 (after-tax) of unfavorable loss experience due to a claims backlog reported by a client and a resulting DAC write-off in a credit life product in Brazil, which has since been re-priced for some clients and discontinued for other clients. These declines were partially offset by an increase of $8,817 (after-tax) in net investment income from real estate partnerships, the receipt of $3,510 (after-tax) of contract settlement fees related to the sale of marketing rights for the independent U.S. preneed business, and $9,144 (after-tax) of income stemming from our completed clients commission reconciliation project.

Total Revenues

Total revenues increased $131,121, or 4%, to $3,116,987 for Twelve Months 2007 from $2,985,866 for Twelve Months 2006. This increase was due to an increase in net earned premiums and other considerations of $158,840, primarily attributable to growth in our domestic and international extended service contract business as well as growth in our preneed business, mainly due to the acquisition of Mayflower National Life Insurance Company (“Mayflower”) during 2007. These increases were partially offset by the decrease in net earned premiums from the continued runoff of our domestic credit insurance business. The increase in revenues was also due to an increase in net investment income of $34,821, or 9%, primarily due to an increase in investment income from real estate joint venture partnerships of $13,000 and higher average invested assets. Fees and other income decreased $62,541, or 28%, primarily attributable to one-time amounts totaling $70,056 due to a legal settlement and income from a closed block of extended service contract business, both recognized in the prior year. Absent these transactions, Assurant Solutions’ fee income increased $7,515, or 5%, primarily driven by continued growth of our extended service contract business due to acquisitions and $5,400 from the sale of the marketing rights of the independent U.S. preneed business. These increases were partially offset by the loss of a debt deferment client.

We experienced gross written premium growth in most of our core product lines, with the exception of our domestic credit insurance and preneed businesses. Gross written premiums from our international credit business increased $153,797 primarily as a result of growth in Canada from existing clients. This growth was primarily due to increased marketing efforts and strong performance from clients which lead to greater outstanding credit card balances. Gross written premiums in our international service contract business increased $80,783, mainly due to increased premiums from existing clients and greater international penetration, which is consistent with our strategic international expansion plan. Gross written premiums in our domestic service contract business increased $227,460 due to the addition of new clients and growth generated from existing clients. Gross written premiums from our domestic credit insurance business decreased $57,816 due to the continued runoff of this product line and the loss of a client. We experienced a decrease of $37,720 in our preneed business due to the sale of the U.S. Independent distribution channel, however, this was partially offset by growth in the business from the Mayflower acquisition.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $216,021, or 8%, to $2,904,567 for Twelve Months 2007 from $2,688,546 for Twelve Months 2006. This increase was primarily due to an increase in selling, underwriting and general expenses of $140,933. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $123,846 primarily due to the overall commission rate increases caused by the change in the mix of business as evidenced by our growing service contract business, which has higher commission rates compared to the lower commission rates on the decreasing domestic credit business. Additionally, we had unfavorable loss experience due to a claims backlog reported by a client and a resulting DAC write-off in a credit life product in Brazil, which has since been repriced for some clients and discontinued for other clients. Partially offsetting these increases was income stemming from our completed client commission reconciliation project. General expenses increased $17,087 due to the continued investment in international expansion as well as costs associated with growth of the domestic service contract business. Policyholder benefits increased $75,088 primarily driven by growth in our international and domestic service contract businesses. This was partially offset by decreased policyholder benefits resulting from the runoff of domestic credit insurance and the terminated accidental death business.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Net earned premiums and other considerations	$2,048,238	$1,682,266	$1,208,311
Net investment income	123,043	100,210	74,501
Fees and other income	50,000	51,256	49,424

Total revenues	2,221,281	1,833,732	1,332,236

Benefits, losses and expenses:
Policyholder benefits	785,403	548,873	408,721
Selling, underwriting and general expenses	817,848	701,958	553,452

Total benefits, losses and expenses	1,603,251	1,250,831	962,173

Segment income before provision for income tax	618,030	582,901	370,063
Provision for income taxes	212,827	203,661	128,942

Segment net income	$405,203	$379,240	$241,121

Net earned premiums and other considerations by major product groupings:
Homeowners (creditor placed and voluntary)	$1,471,012	$1,188,090	$753,169
Manufactured housing (creditor placed and voluntary)	225,209	209,104	214,461
Other (1)	352,017	285,072	240,681

Total	$2,048,238	$1,682,266	$1,208,311

Ratios:
Loss ratio (2)	38.3%	32.6%	33.8%
Expense ratio (3)	39.0%	40.5%	44.0%
Combined ratio (4)	76.4%	72.2%	76.5%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Income

Segment net income increased $25,963, or 7%, to $405,203 for Twelve Months 2008 from $379,240 for Twelve Months 2007. The increase in net income is primarily due to higher net earned premiums from our creditor placed homeowners insurance and our ability to leverage the benefits of scale. Net income also improved due to an increase in net investment income of $14,841 (after-tax) as a result of higher average invested assets resulting from the continued growth of the business. Net income for Twelve Months 2008 increased despite $86,200 (after-tax), net of reinsurance, of losses from hurricanes Gustav and Ike and $8,600 (after-tax) in catastrophe reinsurance reinstatement premiums. In addition, losses from California wildfires for Twelve Months 2008 were $17,115 (after-tax) less than in Twelve Months 2007.

Total Revenues

Total revenues increased $387,549, or 21%, to $2,221,281 for Twelve Months 2008 from $1,833,732 for Twelve Months 2007. The increase in revenues is primarily due to increased net earned premiums of $365,972, or 22%. The increase is attributable to the growth of creditor placed homeowners insurance which was primarily driven by an increase in average insured value of properties and increased percentage of policies placed per loans tracked. Partially offsetting these factors was a net decrease in tracked loans due to continued market consolidation, and an overall decline in sub-prime loans. Also, net investment income increased $22,833, or 23% in Twelve Months 2008 compared to Twelve Months 2007, due to higher average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $352,420, or 28%, to $1,603,251 for Twelve Months 2008 from $1,250,831 for Twelve Months 2007. This increase was due to an increase in policyholder benefits of $236,530 and higher selling, underwriting, and general expenses of $115,890. The increase in policyholder benefits is primarily attributable to losses incurred relating to hurricanes Gustav and Ike of $132,600, net of reinsurance, and corresponding growth in creditor placed homeowners insurance. This was partially offset by $26,331 of lower losses from California wildfires in Twelve Months 2008 compared with Twelve Months 2007. The combined ratio increased to 76.4% from 72.2% due to the losses from hurricanes Gustav and Ike, partially offset by our continued ability to leverage benefit of scale. Commissions, taxes, licenses and fees increased $67,435, primarily due to the associated increase in net earned premiums. General expenses increased $48,455 primarily due to increases in employment related expenses consistent with business growth.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income increased $138,119, or 57%, to $379,240 for Twelve Months 2007 from $241,121 for Twelve Months 2006. This increase in net income was primarily due to higher net earned premiums from continued growth in our creditor placed homeowners insurance business and continued excellent combined ratios driven by mild weather and our ability to leverage the benefits of scale. Net income also improved due to an increase of $16,711 (after-tax) in net investment income as a result of higher average invested assets resulting from the continued growth of the business. These increases were partially offset by an increase in net catastrophe losses of $17,770 (after-tax).

Total Revenues

Total revenues increased $501,496, or 38%, to $1,833,732 for Twelve Months 2007 from $1,332,236 for Twelve Months 2006. The increase in revenues is mainly due to increased net earned premiums of $473,955, or 39%. The increase is attributable to the growth of the creditor placed homeowners insurance, through both organic growth and acquisitions. The organic growth was primarily driven by the increase in average insured value for property and increased policy placement rates. The increase in net earned premiums was partially offset by increased catastrophe reinsurance premiums of $54,000. Also, net investment income increased $25,709 or 35%, due to higher average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $288,658, or 30%, to $1,250,831 for Twelve Months 2007 from $962,173 for Twelve Months 2006. This increase was due to an increase in policyholder benefits of $140,152 and higher selling, underwriting, and general expenses of $148,506. The combined ratio improved to 72.2% from 76.5% primarily due to the benefits of scale and favorable loss experience. The increase in policyholder benefits is primarily attributable to the corresponding growth in creditor placed homeowners insurance, as well as $27,300 of higher net catastrophe losses mainly attributable to the California wildfires. The increase is also the result of $10,500 of lower National Flood Insurance Program reimbursements in 2007, compared with 2006, which are recorded against policyholder benefits and an $8,500 favorable settlement with two former clients in 2006. These policyholder benefit increases were partially offset by favorable loss experience, absent catastrophe losses. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $89,445, primarily due to the associated increase in net earned premiums. General expenses increased $59,061 due primarily to increases in employment related expenses consistent with business growth and additional operating expenses associated with the Safeco Financial Institution Services acquisition.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Net earned premiums and other considerations	$1,951,955	$2,050,280	$2,083,957
Net investment income	57,464	66,634	75,215
Fees and other income	38,917	40,583	41,560

Total revenues	2,048,336	2,157,497	2,200,732

Benefits, losses and expenses:
Policyholder benefits	1,258,188	1,295,441	1,300,817
Selling, underwriting and general expenses	604,605	627,348	641,328

Total benefits, losses and expenses	1,862,793	1,922,789	1,942,145

Segment income before provision for income tax	185,543	234,708	258,587
Provision for income taxes	65,289	82,965	90,668

Segment net income	$120,254	$151,743	$167,919

Net earned premiums and other considerations:
Individual Markets:
Individual medical	$1,276,743	$1,283,321	$1,213,677
Short-term medical	101,435	96,837	101,454

Subtotal	1,378,178	1,380,158	1,315,131
Small employer group:	573,777	670,122	768,826

Total	$1,951,955	$2,050,280	$2,083,957

Membership by product line:
Individual Markets:
Individual medical	578	619	641
Short-term medical	92	87	87

Subtotal	670	706	728
Small employer group:	131	165	207

Total	801	871	935

Ratios:
Loss ratio (1)	64.5%	63.2%	62.4%
Expense ratio (2)	30.4%	30.0%	30.2%
Combined ratio (3)	93.6%	92.0%	91.4%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Income

Segment net income decreased $31,489, or 21%, to $120,254 for Twelve Months 2008 from $151,743 for Twelve Months 2007. The decrease is primarily attributable to less favorable results in the individual medical business and the continuing decline in small employer group net earned premiums.

Total Revenues

Total revenues decreased $109,161, or 5%, to $2,048,336 for Twelve Months 2008 from $2,157,497 for Twelve Months 2007. Net earned premiums and other considerations from our individual medical business decreased $6,578, or less than 1%, due to reduced membership, partially offset by premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $96,345, or 14%, due to a decline in members, partially offset by premium rate increases. The decline in small employer group members is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $9,170 due to lower investment income from real estate joint venture partnerships and lower average invested assets. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Twelve Months 2007 compared with Twelve Months 2008 given the more favorable real estate market conditions in 2007.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $59,996, or 3%, to $1,862,793 for Twelve Months 2008 from $1,922,789 for Twelve Months 2007. Policyholder benefits decreased $37,253, or 3%, primarily due to the decrease in small employer group business in Twelve Months 2008 compared to Twelve Months 2007. Although policyholder benefits decreased, the benefit loss ratio increased to 64.5% from 63.2%. The increase in the benefit loss ratio was primarily due to higher claims experience on individual medical business coupled with a non-proportionate decline in net earned premiums. Our small employer group business had more favorable loss experience in Twelve Months 2008 compared to Twelve Months 2007. Selling, underwriting and general expenses decreased $22,743, or 4%, primarily due to lower commission expenses for both individual medical and small employer group business associated with the decline in net earned premium.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income decreased $16,176, or 10%, to $151,743 for Twelve Months 2007 from $167,919 for Twelve Months 2006. The decrease in segment net income was primarily attributable to our small employer group business which experienced continuing declines in net earned premiums and higher claim experience. Also contributing to the decline was lower net investment income, due to lower investment income from real estate joint venture partnerships and lower average invested assets.

Total Revenues

Total revenues decreased $43,235, or 2%, to $2,157,497 for Twelve Months 2007 from $2,200,732 for Twelve Months 2006. Net earned premiums and other considerations from our individual medical business, our targeted growth area, increased $69,644, or 6%, due to new member sales and higher premiums per member. However, this market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this growing segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $98,705, or 13%, due to a decline in members, partially offset by premium rate increases. The decline in small employer group members is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $8,581 due to lower real estate investment income from joint venture partnerships and lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $19,356, or 1%, to $1,922,789 for Twelve Months 2007 from $1,942,145 for Twelve Months 2006. Policyholder benefits decreased $5,376, or less than 1%. This decrease is consistent with the decrease in net earned premiums. Our small employer group business had less favorable loss experience in 2007 compared with 2006. This was partially offset by our individual medical business which had favorable loss experience. Selling, underwriting and general expenses decreased $13,980, or 2%, primarily due to lower staffing costs and externally contracted services.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Net earned premiums and other considerations	$1,111,748	$1,144,739	$1,179,902
Net investment income	147,027	166,955	158,525
Fees and other income	26,139	23,997	27,541

Total revenues	1,284,914	1,335,691	1,365,968

Benefits, losses and expenses:
Policyholder benefits	775,684	790,570	827,208
Selling, underwriting and general expenses	400,816	411,868	410,446

Total benefits, losses and expenses	1,176,500	1,202,438	1,237,654

Segment income before provision for income tax	108,414	133,253	128,314
Provision for income taxes	37,857	46,232	44,711

Segment net income	$70,557	$87,021	$83,603

Ratios:
Loss ratio (1)	69.8%	69.1%	70.1%
Expense ratio (2)	35.2%	35.2%	34. 0%
Net earned premiums and other considerations:
By major product groupings:
Group dental	$435,115	$412,810	$428,218
Group disability single premiums for closed blocks (3)	11,447	49,456	46,313
All other group disability	459,208	467,490	480,924
Group life	205,978	214,983	224,447

Total	$1,111,748	$1,144,739	$1,179,902

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Income

Segment net income decreased 19% to $70,557 for Twelve Months 2008 from $87,021 for Twelve Months 2007. The decrease in net income was primarily driven by a decrease in net investment income from real estate joint venture partnerships of $9,192 (after-tax) and less favorable dental experience. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Twelve Months 2007 compared with Twelve Months 2008 given the more favorable real estate market conditions during 2007. Twelve Months 2008 also included a reserve release of $3,485 (after-tax) due to favorable reserve adequacy studies.

Total Revenues

Total revenues decreased 4% to $1,284,914 for Twelve Months 2008 from $1,335,691 for Twelve Months 2007. Excluding single premiums on closed blocks of business, net earned premiums and other considerations increased $5,018 as we have begun to see overall growth in net earned premiums, specifically in our small case business. Net investment income decreased $19,928 primarily because Twelve Months 2007 included $15,436 in real estate joint venture partnership investment income while Twelve Months 2008 included $1,294. Also contributing to the decrease in net investment income during Twelve Months 2008 were lower average invested assets and slightly lower yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 2% to $1,176,500 for Twelve Months 2008 from $1,202,438 for Twelve Months 2007. The decrease was driven by favorable disability experience during 2008 due to continued good incidence, and recoveries. Dental experience is less favorable when compared to 2007, while life experience in 2008 was consistent with 2007. We completed our annual reserve studies in the fourth quarter of 2008 which led to a release of $5,362, resulting in a reduction to benefits. The expense ratio remained consistent at 35.2%. Excluding the single premiums on closed blocks of business, the expense ratio decreased to 35.6% from 36.8% due to a decrease in credited interest rates paid on deposit funds along with a focus on expense management.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Income

Segment net income increased $3,418 or 4% to $87,021 for Twelve Months 2007 from $83,603 for Twelve Months 2006. The increase in net income was primarily driven by additional net investment income of $5,479 (after-tax) in 2007 compared with 2006 and continued favorable loss experience, in our group disability business. Partially offsetting these increases were slightly less favorable results in our group life and group dental business.

Total Revenues

Total revenues decreased $30,277 or 2% to $1,335,691 for Twelve Months 2007 from $1,365,968 for Twelve Months 2006. The decrease was primarily a result of lower persistency of large cases over the past several quarters, as the business continues to implement its small case strategy. The decrease in net earned premiums was partially offset by an increase in net investment income of $8,429, or 5%, primarily due to an increase in net investment income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $35,216 or 3% to $1,202,438 for the Twelve Months 2007 from $1,237,654 for the Twelve Months 2006. The loss ratio decreased to 69.1% in 2007 from 70.1% in 2006. Our group disability business benefited from favorable loss experience in the current year, driven by continued

good incidence and favorable disability recovery rates, which includes claimants who return to work. Group life and group dental experienced slightly less favorable results in 2007 than 2006. The expense ratio increased to 35.2% in 2007 from 34.0% in 2006, due to a decline in net earned premiums as the total amount of expenses remained relatively flat year over year.

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Net investment income	$26,198	$37,943	$35,935
Net realized (losses) gains on investments	(428,679)	(62,220)	111,865
Amortization of deferred gains on disposal of businesses	29,412	33,139	37,300
Fees and other income	3,236	746	682

Total revenues	(369,833)	9,608	185,782

Benefits, losses and expenses:
Policyholder benefits	1,114	3,969	5
Selling, underwriting and general expenses	92,689	96,703	83,076
Interest expense	60,953	61,178	61,243

Total benefits, losses and expenses	154,756	161,850	144,324

Segment (loss) income before (benefit) provision for income taxes	(524,589)	(152,242)	41,458
(Benefit) provision for income taxes	(264,188)	(44,063)	17,123

Segment net (loss) income	$(260,401)	$(108,179)	$24,335

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Loss

Segment net loss increased $152,222, or 141%, to $(260,401) for Twelve Months 2008 compared with $(108,179) for Twelve Months 2007. Segment net loss increased mainly due to additional realized losses on investments of $238,198 (after-tax) and a decline of $7,634 (after-tax) in net investment income. These declines in Twelve Months 2008 were partially offset by a $86,928 gain (after-tax) and related tax benefit associated with the sale of UFLIC during 2008, and $3,859 (after-tax) of income from the reimbursement of certain SEC investigation expenses from our director and executive officer (“D&O”) insurance coverage. In addition, Twelve Months 2007 included a $1,856 (after-tax) reserve strengthening charge for asbestos and environmental liabilities related to certain previously discontinued products.

Total Revenues

Total revenues decreased $379,441, to $(369,833) for Twelve Months 2008 compared with $9,608 for Twelve Months 2007. The decline in revenues was mainly due to an additional $366,459 of net realized losses on investments in Twelve Months 2008 compared with Twelve Months 2007. Also, net investment income declined $11,745 as a result of lower short-term interest rates and lower average invested assets.

Total Benefits, Losses and Expenses

Total expenses decreased $7,094 or 4%, to $154,756 for Twelve Months 2008 compared with $161,850 for Twelve Months 2007. The decrease in expenses was mainly due to reimbursements of $5,938 through our D&O insurance coverage for certain SEC investigation related expenses in Twelve Months 2008. Twelve Months 2007 included a $2,580 reserve strengthening charge for asbestos and environmental liabilities related to certain previously discontinued products.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income

Segment results decreased $132,514 to a net loss of $(108,179) for the Twelve Months 2007 from net income of $24,335 for the Twelve Months 2006. This deterioration was mainly due to net realized losses on investments of $40,443, (after-tax) which includes $31,320 (after-tax) of write-downs of other-than-temporary declines in our investment portfolio in 2007 compared with 2006 which had net realized gains on investments of $72,712 (after-tax) including a gain of $63,900 (after-tax) from the sale of our investment in PHCS. Also, results were negatively impacted by $2,580 (after-tax) asbestos and environmental reserve increase related to discontinued products, costs related to an ongoing SEC investigation regarding certain loss mitigation products, additional externally contracted services and tax expense related to the change in certain tax liabilities. In addition, there was a continued decline in the amortization of deferred gains on disposal of businesses due to continued runoff of the businesses sold and a reduction in net investment income due to lower investment income from real estate joint venture in 2006.

Total Revenues

Total revenues decreased $176,174, or 95%, to $9,608 for the Twelve Months 2007 from $185,782 for the Twelve Months 2006. The decline was mainly due to the net realized losses on investments in 2007 compared with net realized gains on investments in 2006, discussed above. In addition, amortization of deferred gains on disposal of businesses declined $4,161, in connection with the runoff of the businesses sold and net investment income decreased due to $4,856 of investment income in 2006 from a real estate joint venture.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $17,526, or 12%, to $161,850 for the Twelve Months 2007 from $144,324 for the Twelve Months 2006. This decline was primarily due to $11,503 of expenses related to an ongoing SEC investigation regarding certain loss mitigation products, an additional $8,730 of externally contracted services for various ongoing projects and a $3,969 asbestos and environmental reserve increase related to discontinued products. These negative variances were partially offset by a $3,343 reduction in compensation expenses.

Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Public utilities	1,162,447	23,868	(59,604)	1,126,711
Mortgage-backed	981,275	29,887	(46,877)	964,285
All other corporate	5,546,027	79,407	(662,549)	4,962,885

Total fixed maturity securities	$9,204,228	$180,459	$(793,421)	$8,591,266

Equity securities:
Industrial, miscellaneous and all other	$5,384	$283	$(1,618)	$4,049
Non-sinking fund preferred stocks	571,972	11,114	(112,262)	470,824

Total equity securities	$577,356	$11,397	$(113,880)	$474,873

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$287,064	$10,236	$(22)	$297,278
States, municipalities and political subdivisions	630,196	16,931	(578)	646,549
Foreign governments	680,097	28,815	(4,666)	704,246
Public utilities	1,123,043	32,356	(10,006)	1,145,393
Mortgage-backed	1,052,664	12,644	(6,716)	1,058,592
All other corporate	6,253,291	143,103	(122,037)	6,274,357

Total fixed maturity securities	$10,026,355	$244,085	$(144,025)	$10,126,415

Equity securities:
Industrial, miscellaneous and all other	$21,193	$1,283	$—	$22,476
Non-sinking fund preferred stocks	681,505	3,830	(71,810)	613,525

Total equity securities	$702,698	$5,113	$(71,810)	$636,001

The industry categories that comprise our “All other corporate” and “Public Utilities” fixed maturity securities captions above as of the dates indicated are:

	December 31, 2008		December 31, 2007
	Fair Value	Net Unrealized (Loss) Gain	Fair Value	Net Unrealized Gain (Loss)
Industry Category:
Consumer cyclical	$891,923	$(112,339)	$984,229	$664
Consumer non-cyclical	302,847	(12,697)	364,006	6,745
Energy	604,332	(65,668)	730,301	30,042
Financials	1,671,617	(228,940)	2,274,551	(28,004)
Health care	290,201	(15,594)	383,799	2,302
Industrials	859,641	(100,011)	1,000,547	12,135
Materials	220,934	(41,477)	300,447	(257)
Technology	124,490	(6,579)	189,095	2,165
Telecommunications	367,051	(11,610)	403,953	16,006
Utilities	750,551	(23,792)	730,391	6,471
Other corporate	374	11	747	1
Collaterized debt obligations	5,635	(182)	57,684	(4,854)

Total all other corporate and public utilities	$6,089,596	$(618,878)	$7,419,750	$43,416

The following table shows the carrying value of our investments by type of security as of the dates indicated:

	December 31, 2008		December 31, 2007
Fixed maturity securities	$8,591,266	71%	$10,126,415	73%
Equity securities	474,873	4%	636,001	5%
Commercial mortgage loans on real estate	1,506,694	12%	1,433,626	10%
Policy loans	58,096	1%	57,107	1%
Short-term investments	703,402	6%	410,878	3%
Collateral held under securities lending	234,027	2%	541,650	4%
Other investments	498,434	4%	541,474	4%

Total investments	$12,066,792	100%	$13,747,151	100%

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2008		December 31, 2007
Aaa / Aa / A	$5,706,913	66.4%	$6,917,249	68.3%
Baa	2,364,693	27.5%	2,570,640	25.4%
Ba	402,942	4.7%	492,822	4.9%
B and lower	116,718	1.4%	145,704	1.4%

Total	$8,591,266	100%	$10,126,415	100.0%

Net unrealized losses on fixed maturity securities increased $713,022 to December 31, 2008 from December 31, 2007. The increase in net unrealized losses on fixed maturity securities was primarily due to widening credit spreads across many sectors primarily during the third and fourth quarters of 2008. Net unrealized losses on equity securities increased $35,786 from December 31, 2007 to December 31, 2008. The increase was primarily due to credit spreads widening in the preferred stock sector.

Major categories of net investment income were as follows:

	Years Ended December 31,
	2008	2007	2006
Fixed maturity securities	$582,869	$564,369	$517,744
Equity securities	47,618	47,264	49,779
Commercial mortgage loans on real estate	95,013	91,702	90,000
Policy loans	3,717	3,967	3,669
Short-term investments	16,256	17,327	11,575
Other investments	27,395	59,998	57,836
Cash and cash equivalents	26,990	40,026	30,836

Total investment income	799,858	824,653	761,439

Investment expenses	(25,511)	(25,580)	(24,753)

Net investment income	$774,347	$799,073	$736,686

Net investment income decreased $24,726, or 3%, to $774,347 at December 31, 2008 from $799,073 at December 31, 2007. The decrease is due to lower distributions from real estate joint venture partnerships and lower yields. The decrease in investment income from real estate joint venture partnerships is due to greater sales of underlying properties in 2007 compared with 2008 given the more favorable real estate market conditions in 2007. Additionally, the yield on average invested assets and cash and cash equivalents, which excludes investment income from real estate partnerships, was 5.50% in 2008 compared to 5.69% in 2007.

Net investment income increased $62,387, or 8%, to $799,073 at December 31, 2007 from $736,686 at December 31, 2006. The increase is primarily the result of an increase in average invested assets and $37,173 of investment income from real estate joint venture partnerships in 2007 compared to $18,578 in 2006. The yield on average invested assets and cash and cash equivalents was 5.69% in 2007 compared to 5.67% in 2006.

Over the last six months of 2007 and during 2008 the fixed maturity and equity security markets experienced significant volatility. This volatility has primarily been due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines.

In connection with this volatility, we recorded net realized losses, including other-than-temporary impairments, in the statement of operations as follows:

	Years Ended December 31,
	2008	2007	2006
Net realized (losses) gains related to sales:
Fixed maturity securities	$(22,701)	$(13,884)	$663
Equity securities	(47,845)	(10,767)	(3,742)
Commercial mortgage loans on real estate	326	(532)	15,178
Other investments	(4,819)	11,147	100,576 (1)
Collateral held under securities lending	(13,487)	—	—

Total net realized (losses) gains related to sales	(88,526)	(14,036)	112,675

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(201,296)	(31,703)	(810)
Equity securities	(133,333)	(16,481)	—
Other investments	(5,524)	—	—

Total net realized losses related to-other-than-temporary impairments	(340,153)	(48,184)	(810)

Total net realized (losses) gains	$(428,679)	$(62,220)	$111,865

(1)	Includes a $98,342 realized gain relating to the sale of PHCS.

The industry breakdown of our 2008 other-than-temporary impairments were as follows:

Financial	$144,380
Agency/Sovereign Government	97,667
Collateralized debt obligations	36,418
Sub-prime mortgage-backed securities	30,200
Consumer cyclical	20,021
Materials	6,541
All other	4,926

Total other-than-temporary impairments	$340,153

The top 10 creditors that are included in our 2008 other-than-temporary impairments were as follow:

Federal National Mortgage Association	$49,932
Federal Home Loan Mortgage Corporation	47,735
American International Group	23,658
PNC Financial Services *	17,923
Lehman Brothers Holding Inc.	13,290
CIT Group, Inc.	11,538
Washington Mutual Inc.	11,339
Avis Budget Group, Inc.	9,966
Istar Financial Inc.	8,598
Suntrust Banks, Inc.	6,951
All other creditors	72,605

Sub-total	273,535
Collateralized debt obligations	36,418
Sub-prime mortgage-backed securities	30,200

Total other-than-temporary impairments	$340,153

*	Includes $12,200 of losses associated with National City Corporation prior to their acquisition by PNC Financial Services.

We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the impairment reported as a realized loss in that period. Realized gains and losses on sales of investments are recognized on the specific identification basis.

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

The investment category and duration of our gross unrealized losses on fixed maturity securities and equity securities at December 31, 2008 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$983	$(22)	$—	$—	$983	$(22)
States, municipalities and political subdivisions	361,383	(12,397)	27,545	(2,279)	388,928	(14,676)
Foreign governments	117,133	(5,853)	28,478	(3,840)	145,611	(9,693)
Public utilities	474,251	(34,099)	185,491	(25,505)	659,742	(59,604)
Mortgage-backed	155,781	(27,512)	84,046	(19,365)	239,827	(46,877)
All other corporate	2,430,886	(346,331)	1,140,375	(316,218)	3,571,261	(662,549)

Total fixed maturity securities	$3,540,417	$(426,214)	$1,465,935	$(367,207)	$5,006,352	$(793,421)

Equity securities:
Industrial, miscellaneous and all other	$3,366	$(1,618)	$—	$—	$3,366	$(1,618)
Non-sinking fund preferred stocks	171,637	(49,291)	212,669	(62,971)	384,306	(112,262)

Total equity securities	$175,003	$(50,909)	$212,669	$(62,971)	$387,672	$(113,880)

The investment category and duration of our gross unrealized losses on fixed maturity securities and equity securities at December 31, 2007 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,108	$(1)	$10,189	$(21)	$11,297	$(22)
States, municipalities and political subdivisions	98,544	(525)	6,031	(53)	104,575	(578)
Foreign governments	99,985	(2,966)	47,285	(1,700)	147,270	(4,666)
Public utilities	300,588	(5,887)	113,311	(4,119)	413,899	(10,006)
Mortgage-backed	133,557	(3,699)	240,273	(3,017)	373,830	(6,716)
All other corporate	2,111,222	(89,989)	683,766	(32,048)	2,794,988	(122,037)

Total fixed maturity securities	$2,745,004	$(103,067)	$1,100,855	$(40,958)	$3,845,859	$(144,025)

Equity securities:
Non-sinking fund preferred stocks	$399,160	$(58,427)	$106,487	$(13,383)	$505,647	$(71,810)

The total unrealized losses represent less than 17% and 5% of the aggregate fair value of the related securities at December 31, 2008 and 2007. Approximately 53% and 75% of these unrealized losses have been in a continuous loss position for less than twelve months in 2008 and 2007, respectively. The total unrealized losses are comprised of 1,409 and 1,282 individual securities in 2008 and 2007, respectively. At December 31, 2008, 39%, 14% and 13% of the unrealized losses for fixed maturity and equity securities were concentrated in the financial, consumer cyclical and industrial industries, respectively, with no exposure to any single creditor in excess of 7%, 7% and 9%, of those industries respectively.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2008, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$120,645	$117,653
Due after one year through five years	1,257,379	1,136,287
Due after five years through ten years	1,506,303	1,292,618
Due after ten years	2,628,742	2,219,967

Total	5,513,069	4,766,525
Mortgage-backed securities	286,704	239,827

Total	$5,799,773	$5,006,352

As of December 31, 2008, the Company owns $270,635 of securities guaranteed by financial guarantee insurance companies. Included in this amount were $226,266 of municipal securities whose credit rating was A+ with or without the financial guarantee. With the credit rating downgrades of the financial guarantee insurance companies in 2008, their financial guarantee is providing minimal or no value in the current market environment.

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity security portfolio as well as the current net unrealized loss position at December 31, 2008.

	Market Value	Portfolio	(Loss) Gain
Fixed maturity portfolio:
Sub-prime first lien mortgages	$13,551	0.16%	$(928)
Second lien mortgages (including sub-prime second lien mortgages)	8,838	0.10%	407

Total exposure to sub-prime collateral	$22,389	0.26%	$(521)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized loss position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
Fixed maturity portfolio:
Sub-prime first lien mortgages	$52,918	0.52%	$(2,405)
Second lien mortgages (including sub-prime second lien mortgages)	24,644	0.25%	91

Total exposure to sub-prime collateral	$77,562	0.77%	$(2,314)

At December 31, 2008 and 2007, approximately 2.3% and 7.6% of the mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.3% and 0.8% of the total fixed maturity portfolio and 0.1% and 1.6% of the total unrealized loss position at December 31, 2008 and 2007, respectively. Of the securities with sub-prime exposure, approximately 84% are rated as investment grade. We have no sub-prime exposure to collateralized debt obligations as of December 31, 2008 and 2007. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. Financial assets utilizing Level 3 inputs include certain preferred stocks, corporate bonds and mortgage-backed securities that were quoted by brokers that could not be corroborated by Level 2 inputs and derivatives.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2008.

Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$8,591,266	$2,398		$8,427,643		$161,225
Equity securities	474,873	3,165	(a)	455,352		16,356
Short-term investments	703,402	611,460		91,942		—
Collateral held under securities lending	159,028	54,192		104,836		—
Other investments	239,605	56,296	(b)	176,285	(c)	7,024	(c)
Cash equivalents	674,390	674,390		—		—
Other assets	7,080	—		—		7,080
Assets held in separate accounts	1,701,996	1,523,024	(a)	178,972		—

Total financial assets	$12,551,640	$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	$56,296	(b)	$—		$—

(a)	Mainly includes mutual fund investments
(b)	Comprised of Assurant Incentive Plan investments and related liability which are invested in mutual funds
(c)	Consists of invested assets associated with a modified coinsurance arrangement

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

Management uses the following criteria in order to determine that the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels;

•	The available prices vary significantly over time or among market participants;

•	The prices are stale (i.e., not current); and

•	The magnitude of bid-ask spread.

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

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States government, government agencies and authorities, and U.S. corporations, are loaned to select broker/dealers. Cash collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of the cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments which are designated as available for sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral.

As of December 31, 2008 and 2007, our collateral held under securities lending, of which its use is unrestricted, was $234,027 and $541,650, respectively, while our liability to the borrower for collateral received was $256,506 and $541,650, respectively. The difference between the collateral held and obligations under securities lending as of December 31, 2008 is recorded as an unrealized loss and is included as part of accumulated other comprehensive (loss) income. The Company has proactively reduced the size of the program to mitigate counter-party exposure during the third and fourth quarters of 2008. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing.

Since the Company reinvests the cash collateral generally in investments which are designated as available for sale under FAS 115, the reinvestment is presented as cash flows from investing activities.

Loss Protection and Capital Management

As part of our overall risk and capital management strategy, we purchase reinsurance for certain risks underwritten by our various business segments, including significant individual or catastrophic claims, to free up capital to enable us to write additional business.

For those product lines where there is exposure to catastrophes, we closely monitor and manage the aggregate risk exposure by geographic area. We have entered into reinsurance treaties to manage exposure to these types of events.

Under indemnity reinsurance transactions in which we are the ceding insurer, we remain liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, we have control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification, as well as developing strong relationships with our reinsurers for the sharing of risks.

Business Dispositions

To exit certain businesses, we have used reinsurance to facilitate transactions because the businesses share legal entities with business segments we retain. Assets supporting liabilities ceded relating to these businesses are held in trusts and the separate accounts relating to divested business are still reflected in our consolidated balance sheets.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A. M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2009, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $482,143.

Liquidity

Dividends and or returns of capital paid by our subsidiaries totaled $453,303, $436,900 and $554,270 for the years ended December 31, 2008, 2007 and 2006, respectively. We used these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

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

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances where unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper and drawing funds from our revolving credit facility. In addition, on November 6, 2008, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt, or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we determine to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

On January 23, 2009, we announced that our Board of Directors declared a quarterly dividend of $0.14 per common share payable on March 9, 2009 to stockholders of record as of February 23, 2009. We paid dividends of $0.14 per common share on December 10, 2008, September 9, 2008, and June 10, 2008, and $0.12 per common share on March 10, 2008. In 2007, we paid dividends of $0.12 per common share on December 10, 2007, September 11, 2007, and June 12, 2007, and $0.10 per common share on March 12, 2007. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our senior notes and dividends on our common shares.

Retirement and Other Employee Benefits

We sponsor a pension plan and a retirement health benefit plan covering our employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets, to aid us in selecting appropriate assumptions and valuing our related liabilities. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.

The Pension Protection Act of 2006 (“PPA”) requires certain qualified plans, like the Assurant Pension Plan (“ the Plan”), to meet specified funding thresholds beginning with the 2008 plan year. If these funding thresholds are not met, there are negative consequences to the Plan and participants. If the funded percentage falls below 80%, full payment of lump sum benefits as well as implementation of amendments improving benefits are restricted.

As of January 1, 2008, the Plan’s funded percentage is 117% on a PPA calculated basis. Therefore, benefit and payment restrictions did not occur during 2008. The 2008 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2009. Due to the well funded status of the Plan in 2008, no restrictions will exist before October 2009 (the time that the January 1, 2009 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2009, we do not anticipate any restrictions on benefits for the remainder of 2009.

Our pension plan was under funded by $200,855 at December 31, 2008. We established a funding policy for our qualified pension plan in which service cost plus 15% of plan deficit will be contributed annually. We made $29,695 of discretionary pension plan contributions in 2008. See Note 21 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

Commercial Paper Program

We maintain a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. Our commercial paper program is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed by a $500,000 senior revolving credit facility with a syndicate of banks arranged by J.P. Morgan Securities, Inc. and Citigroup Global Market, Inc., which was established on January 30, 2004. In April 2005, we amended and restated our $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as we are in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back up the commercial paper program. There were no amounts relating to the commercial paper program outstanding at December 31, 2008. We did not use the revolving credit facility during 2008 and no amounts are outstanding. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, the company is not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants, all of which have been met as of December 31, 2008. These covenants include (but are not limited to):

(i)	Maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1; and

(ii)	Maintenance of a consolidated adjusted net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation the “Minimum Amount” is an amount equal to the sum of the base amount ($2,477,212) plus 50% of consolidated net income for each fiscal quarter (if positive) ending after December 31, 2004, and plus 100% of the net proceeds of any issuance of Capital Stock or Hybrid Securities.

At December 31, 2008, our ratio of debt to total capitalization was 0.18 to 1, the Minimum Amount consolidated described in (ii) above was $3,706,446 and our actual consolidated adjusted net worth as calculated under the covenant was $4,391,611.

In the event of the breach of certain covenants all obligations under the facility, including unpaid principal and accrued interest, may become immediately due and payable.

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

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2008	2007	2006
Net cash provided by (used in):
Operating activities (1)	$976,857	$1,212,454	$931,424
Investing activities	(329,003)	(1,208,585)	(84,511)
Financing activities	(412,134)	(186,577)	(714,810)

Net change in cash	$235,720	$(182,708)	$132,103

(1)	Includes effect of exchange rates changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2008, 2007, and 2006.

Operating activities:

Net cash provided by operating activities was $976,857 and $1,212,454 for the years ended December 31, 2008 and 2007, respectively. The decrease in cash provided by operating activities is mainly due to greater claim payments associated with hurricanes Gustav and Ike in 2008 and declines in gross written premium from our domestic insurance businesses in our Assurant Solutions segment, partially offset by cash received from the termination of a previous strategic alliance with GE.

Net cash provided by operating activities was $1,212,454 and $931,424 for the years ended December 31, 2007 and 2006, respectively. The $281,030 increase in net cash provided by operating activities is primarily due to the increase in gross written premiums from our extended service contracts and creditor placed homeowners businesses and lower claim payments related to hurricane losses.

Investing Activities:

Net cash used in investing activities was $329,003 and $1,208,585 for the years ended December 31, 2008 and 2007, respectively. The decrease in investing activities is mainly due to a decrease in purchases of fixed maturity securities and changes in collateral held under securities, partially offset by the change in short-term investments and the acquisitions of Signal and the GE Warranty Management Group.

Net cash used in investing activities was $1,208,585 and $84,511 for the years ended December 31, 2007 and 2006, respectively. The $1,124,074 increase in net cash used in investing activities is mainly due to net purchases of fixed maturity securities. In addition, the increase is also attributable to changes in collateral held under securities lending and short-term investments, as well as the negative impact on cash since it was used for the acquisitions of Centrepoint, Swansure and Mayflower.

Financing Activities:

Net cash used in financing activities was $412,134 and $186,577 for the years ended December 31, 2008 and 2007, respectively. The increase in net cash used in financing activities is mainly due to changes in obligation under securities lending, partially offset by a decrease in cash used to re-purchase our common stock. During 2008, the Company purchased 1,000,000 shares from Fortis, Inc., its former parent.

Net cash used in financing activities was $186,577 and $714,810 for the years ended December 31, 2007 and 2006, respectively. The $528,233 decrease in cash used in financing activities is primarily due to changes in collateral held under securities lending.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
Security
Interest paid on mandatory redeemable preferred stock and debt	$60,859	$61,089	$61,159
Common stock dividends	63,672	55,038	48,157

Total	$124,531	$116,127	$109,316

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2008, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$15,882,222	$1,768,096	$1,552,285	$1,356,911	$11,204,930
Debt and related interest	1,917,188	60,188	120,375	120,375	1,616,250
Mandatory redeemable preferred stock	11,160	—	—	—	11,160
Operating leases	125,528	35,181	43,178	20,189	26,980
Pension obligations and postretirement benefit	475,440	36,157	70,970	82,796	285,517
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	10,000	10,000	—	—	—
Other investments	19,505	19,505	—	—	—
FIN 48 liability	19,604	1,589	13,460	4,555	—

Total obligations and commitments	$18,460,647	$1,930,716	$1,800,268	$1,584,826	$13,144,837

(1)	Insurance liabilities, reflected in the commitments and contingencies table above, include products for which we are currently making periodic payments and products for which we are not making periodic payments, but for which we believe the amount and timing of future payments is essentially fixed and determinable. Amounts included in insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $7,095,645 and claims and benefits payable of $3,302,731 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $29,617 and $31,813 of letters of credit outstanding as of December 31, 2008 and December 31, 2007, respectively.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

We manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

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

As of December 31, 2008

	-100	-50	0	50	100
Total market value	$9,184,963	$8,882,572	$8,591,266	$8,305,337	$8,035,576
% Change in market value from base case	6.91%	3.39%	—	-3.33%	-6.47%
$ Change in market value from base case	$593,697	$291,306	—	$-285,928	$-555,690

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

As of December 31, 2008

	-100	-50	0	50	100
Portfolio yield	5.91%	5.96%	6.01%	6.06%	6.11%
Basis point change in portfolio yield	(0.10)%	(0.05)%	—	0.05%	0.10%

Credit Risk

We have exposure to credit risk primarily from customers, as a holder of fixed maturity securities and by entering into reinsurance cessions.

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2008:

Rating	Fair Value	Percentage of Total
Aaa/Aa/A	$5,706,913	66%
Baa	2,364,693	28%
Ba	402,942	5%
B and lower	116,718	1%

Total	$8,591,266	100%

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

For at least 50% of our $4,010,170 of reinsurance recoverables at December 31, 2008, we are protected from the credit risk by using various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,257,727 and $1,355,689 as of December 31, 2008 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. However, A.M. Best recently placed a negative outlook on the issuer credit and financial strength ratings of both The Hartford and John Hancock. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “—We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing Companies were to become insolvent.” We believe that a majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 10% of Assurant preneed’s insurance policies with reserves of $362,899 as of December 31, 2008 have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. We also have limited foreign exchange risk exposure to currencies other than the Canadian dollar, primarily the British pound and Danish Krone. However, total invested assets denominated in these other currencies were less than 3% of our total invested assets at December 31, 2008.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $822,851 of the total, on our entire fixed maturity portfolio is summarized in the following table:

Foreign Exchange Movement Analysis

of Market Value of Fixed Maturity Securities Assets

As of December 31, 2008

Foreign exchange spot rate at December 31,2008, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$8,508,981	$8,550,124	$8,591,266	$8,632,408	$8,673,551
% change of market value from base case	(0.96)%	(0.48)%	—	0.48%	0.96%
$ change of market value from base case	$(82,285)	$(41,142)	—	$41,142	$82,285

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk. Please see “Item 1A—Risk Factors-Risk Related to Our Company—Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely impact our results of operations The following table summarizes the results of this analysis on our reported net income:

Foreign Exchange Movement Analysis

Of Net Income

As of December 31, 2008

Foreign exchange daily average rate for the year ended 2008, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$444,658	$446,227	$447,796	$449,365	$450,934
% change of net income from base case	(0.70)%	(0.35)%	—	0.35%	0.70%
$ change of net income from base case	$(3,138)	$(1,569)	—	$1,569	$3,138

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

In accordance with the Financial Accounting Standards Board’s Derivatives Implementation Group Statement 133 Implementation Issue No. 36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”), we have bifurcated the modified coinsurance agreement with The Harford into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the consolidated balance sheet. The invested assets related to this modified coinsurance agreement are included in other investments on the consolidated balance sheets.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The management of Assurant is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of Assurant’s disclosure controls and procedures. Based on that evaluation, management concluded that Assurant’s disclosure controls and procedures as of December 31, 2008, were effective to provide reasonable assurance that information required to be disclosed by Assurant in the reports Assurant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2008 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its interim chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in our upcoming 2009 Proxy Statement (“2009 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2009 Proxy Statement, under the captions “Directors” and “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2009 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee in the 2009 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information in the 2009 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2009 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee” in “Corporate Governance” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2009 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2009 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2009 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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

(a)3. Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed or incorporated by reference certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K, originally filed on January 25, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee (incorporated by reference from Exhibit 10.27 to Registrant’s Form 10-K, originally filed on March 30, 2004).

10.1	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.2	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.3	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.4	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.5	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.6	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009.*

10.7	Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to the Registrant’s Form S-8, originally filed on May 15, 2008).*

10.8	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan.*

Exhibit Number	Exhibit Description
10.9	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan.*

10.10	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.11	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.12	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.13	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.14	Assurant, Inc. Executive Short Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.15	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009.*

10.16	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009.*

10.17	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009.*

10.18	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009.*

10.19	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009.*

10.20	Letter Agreement, dated October 17, 1997, between American Bankers Insurance Group and Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).*

10.21	Assurant, Inc. Amended and Restated Directors Compensation Plan (incorporated by reference from Exhibit 10.26 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.22	First Amendment to the Assurant, Inc. Amended and Restated Directors Compensation Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.23	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.24	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.25	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.26	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

Exhibit Number	Exhibit Description
10.27	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.28	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.29	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

10.30	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.31	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.32	Three Year Credit Agreement, dated as of January 30, 2004, by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, Bank One, NA, as administrative agent for the lenders, Citigroup North America Inc., as syndication agent, and Morgan Stanley Senior Funding, Inc. and JP Morgan Chase Bank, as co-documentation agents (incorporated by reference from Exhibit 10.26 to the Registrant’s Registration Statement on form S-1/A (File No. 333-109984) and amendments thereto, originally filed on February 3, 2004).

10.33	First Amended and Restated Credit Agreement dated as of April 29, 2005 among Assurant, Inc., as the borrower, and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on May 16, 2005).

10.34	Amendment No. 1 to the Amended and Restated Credit Agreement Dated as of April 29, 2005 among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).

10.35	Amendment No. 2 to the Amended and Restated Credit Agreement among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, effective April 2006 (incorporated by reference from Exhibit 10.42 to the Registrant’s Form 10-K, originally filed on March 1, 2007).

10.36	Amendment No. 3 to the Amended and Restated Credit Agreement among Assurant, Inc., as the borrower and certain banks and financial institutions as the lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, effective February 2, 2007 (incorporated by reference from Exhibit 10.43 to the Registrant’s Form 10-K, originally filed on March 1, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2008.

12.2	Computation of Other Ratios as of December 31, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

Exhibit Number	Exhibit Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2009.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. PENINGER Michael J. Peninger	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)

/S/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* John Michael Palms	Director

* Robert J. Blendon	Director

* Beth L. Bronner	Director

* Howard L. Carver	Director

* Juan N. Cento	Director

* Allen R. Freedman	Director

* David B. Kelso	Director

*	Director
Charles J. Koch

* H. Carroll Mackin	Director

*By:	/S/ MICHAEL J. PENINGER
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting related to fair value measurements on January 1, 2008 and its method of accounting for uncertainty in income taxes and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007.

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

New York, New York

February 27, 2009

Assurant, Inc.

Consolidated Balance Sheets

At December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$ 9,204,228 in 2008 and $10,026,355 in 2007 )	$8,591,266	$10,126,415
Equity securities available for sale, at fair value (cost—$577,356 in 2008 and $702,698 in 2007)	474,873	636,001
Commercial mortgage loans on real estate, at amortized cost	1,506,694	1,433,626
Policy loans	58,096	57,107
Short-term investments	703,402	410,878
Collateral held under securities lending	234,027	541,650
Other investments	498,434	541,474

Total investments	12,066,792	13,747,151
Cash and cash equivalents	1,040,684	804,964
Premiums and accounts receivable, net	513,181	580,379
Reinsurance recoverables	4,010,170	3,904,348
Accrued investment income	144,679	149,165
Tax receivable	44,156	26,012
Deferred acquisition costs	2,650,672	2,895,345
Property and equipment, at cost less accumulated depreciation	278,621	275,779
Deferred income taxes, net	449,372	—
Goodwill	1,001,899	832,656
Value of business acquired	108,204	125,612
Other assets	427,347	265,617
Assets held in separate accounts	1,778,809	3,143,288

Total assets	$24,514,586	$26,750,316

Liabilities
Future policy benefits and expenses	$7,095,645	$7,189,496
Unearned premiums	5,407,859	5,410,709
Claims and benefits payable	3,302,731	3,303,084
Commissions payable	233,200	267,886
Reinsurance balances payable	88,393	104,105
Funds held under reinsurance	38,433	50,147
Deferred gain on disposal of businesses	187,360	216,772
Obligation under securities lending	256,506	541,650
Accounts payable and other liabilities	1,433,028	1,332,824
Deferred income taxes, net	—	108,429
Debt	971,957	971,863
Mandatorily redeemable preferred stock	11,160	21,160
Liabilities related to separate accounts	1,778,809	3,143,288

Total liabilities	20,805,081	22,661,413

Commitments and contingencies (Note 25)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 117,368,534 and 117,808,007 shares outstanding at December 31, 2008 and 2007, respectively	1,443	1,438
Additional paid-in capital	2,928,160	2,904,970
Retained earnings	2,650,371	2,269,107
Accumulated other comprehensive (loss) income	(670,946)	53,911
Treasury stock, at cost; 26,997,943 and 25,997,943 shares at December 31, 2008 and 2007, respectively	(1,199,523)	(1,140,523)

Total stockholders’ equity	3,709,505	4,088,903

Total liabilities and stockholders’ equity	$24,514,586	$26,750,316

See the accompany notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations

Years ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$7,925,348	$7,407,730	$6,843,775
Net investment income	774,347	799,073	736,686
Net realized (losses) gains on investments	(428,679)	(62,220)	111,865
Amortization of deferred gain on disposal of businesses	29,412	33,139	37,300
Fees and other income	300,800	275,793	340,958

Total revenues	8,601,228	8,453,515	8,070,584

Benefits, losses and expenses
Policyholder benefits	4,019,147	3,712,711	3,535,521
Amortization of deferred acquisition costs and value of business acquired	1,671,680	1,429,735	1,186,710
Underwriting, general and administrative expenses	2,286,170	2,238,851	2,191,368
Interest expense	60,953	61,178	61,243

Total benefits, losses and expenses	8,037,950	7,442,475	6,974,842

Income before provision for income taxes and cumulative effect of change in accounting principle	563,278	1,011,040	1,095,742
Provision for income taxes	115,482	357,294	379,871

Net income before cumulative effect of change in accounting principle	447,796	653,746	715,871
Cumulative effect of change in accounting principle	—	—	1,547

Net income	$447,796	$653,746	$717,418

Earnings per common share:
Basic
Net income before cumulative effect of change in accounting principle	$3.80	$5.46	$5.65
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$3.80	$5.46	$5.66

Diluted
Net income before cumulative effect of change in accounting principle	$3.77	$5.38	$5.56
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$3.77	$5.38	$5.57

Dividends per share	$0.54	$0.46	$0.38

Share Data:
Weighted average shares outstanding used in basic per share calculations	117,764,288	119,737,556	126,846,990
Plus: Dilutive securities	1,072,043	1,699,137	1,965,823

Weighted average shares used in diluted per share calculations	118,836,331	121,436,693	128,812,813

See the accompany notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

At December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Accumulated Other Comprehensive (Loss) income	Treasury Stock	Total
	(in thousands except number of shares)
Balance, January 1, 2006	$1,426	$2,880,329	$1,006,910	$(2,829)	$219,499	$(405,776)	$3,699,559
Stock plan exercises	4	(5,567)	—	2,829	—	—	(2,734)
Stock plan compensation expense	—	17,569		—	—	—	17,569
Tax benefit from share-based payment arrangements	—	2,561	—	—	—	—	2,561
Dividends	—	—	(48,157)	—	—	—	(48,157)
Acquisition of common stock	—	—	—	—	—	(422,184)	(422,184)
Comprehensive (loss) income:
Net income	—	—	717,418	—	—	—	717,418
Other comprehensive income:
Net change in unrealized gains on securities, net of tax of $33,561	—	—	—	—	(67,627)	—	(67,627)
Foreign currency translation, net of tax of ($674)	—	—	—	—	6,373	—	6,373
Pension under-funding, net of tax of ($20)	—	—	—	—	1,331	—	1,331

Total other comprehensive in income							(59,923)

Total comprehensive income:							657,495
Adoption of FAS 158, net of taxes					(71,512)		(71,512)

Balance, December 31, 2006	$1,430	$2,894,892	$1,676,171	$—	$88,064	$(827,960)	$3,832,597

Stock plan exercises	8	(18,829)	—	—	—	—	(18,821)
Stock plan compensation expense	—	19,526	—	—	—	—	19,526
Tax benefit from share-based payment arrangements	—	9,381	—	—	—	—	9,381
Dividends	—	—	(55,038)	—	—	—	(55,038)
Acquisition of common stock	—	—	—	—	—	(312,563)	(312,563)
Cumulative effect of change in accounting principles (Note 2)			(5,772)				(5,772)
Comprehensive income:
Net income	—	—	653,746	—	—	—	653,746
Other comprehensive income:
Net change in unrealized gains on securities, net of tax of $54,497	—	—	—	—	(102,245)	—	(102,245)
Net change in foreign current currency translation, net of tax of $(17,578)	—	—	—	—	41,800	—	41,800
Amortization of pension and post postretirement unrecognized net periodic benefit (cost) and change fund in funding status, net of taxes tax of $(14,159)	—	—	—	—	26,292	—	26,292

Total other comprehensive loss							(34,153)

Total comprehensive income:							619,593

Balance, December 31, 2007	$1,438	$2,904,970	$2,269,107	$—	$53,911	$(1,140,523)	$4,088,903

Stock plan exercises	5	(6,621)	—	—	—	—	(6,616)
Stock plan compensation expense	—	24,129	—	—	—	—	24,129
Tax benefit from share-based payment arrangements	—	5,682	—	—	—	—	5,682
Dividends	—	—	(63,672)	—	—	—	(63,672)
Acquisition of common stock	—	—	—	—	—	(59,000)	(59,000)
Cumulative effect of change in accounting principles (Note 2)	—	—	(2,860)	—	—	—	(2,860)
Comprehensive loss:
Net income	—	—	447,796	—	—	—	447,796
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes of $269,502	—	—	—	—	(501,784)	—	(501,784)
Net change in foreign currency translation, net of taxes of $24,961	—	—	—	—	(130,379)	—	(130,379)
Amortization of pension and postretirement unrecognized net periodic cost and change in funded status, net of tax of $49,914	—	—	—	—	(92,694)	—	(92,694)

Total other comprehensive loss							(724,857)

Total comprehensive loss:							(277,061)

Balance, December 31, 2008	$1,443	$2,928,160	$2,650,371	$—	$(670,946)	$(1,199,523)	$3,709,505

See the accompany notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net income	$447,796	$653,746	$717,418
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(107,384)	19,596	533,938
Change in premiums and accounts receivable	109,870	(8,969)	(104,090)
Change in deferred acquisition costs and value of business acquired	91,764	(408,769)	(339,898)
Change in intangibles	(22,564)	(9,237)	(4,614)
Change in accrued investment income	320	(5,717)	(9,468)
Change in insurance policy reserves and expenses	276,837	887,180	100,586
Change in accounts payable and other liabilities	(20,965)	(16,754)	(13,552)
Change in commissions payable	(30,230)	(47,781)	(983)
Change in reinsurance balances payable	(9,591)	15,727	(44,962)
Change in funds held under reinsurance	(7,856)	(2,147)	(28,640)
Change in trading portfolio	43,416	7,254	13,376
Change in income taxes	(237,172)	16,897	121,142
Amortization of deferred gain on disposal of businesses	(29,412)	(33,139)	(37,301)
Depreciation and amortization	91,609	94,307	93,305
Net realized losses (gains) on investments	428,679	62,220	(111,865)
Stock based compensation expense	24,129	19,526	17,569
Tax benefit from share-based payment arrangements	(5,682)	(9,381)	(2,561)
Other	(44,429)	(30,998)	20,863

Net cash provided by operating activities	999,135	1,203,561	920,263

Investing activities
Sales of:
Fixed maturity securities available for sale	2,072,455	2,077,216	1,854,030
Equity securities available for sale	238,423	295,062	302,757
Property and equipment and other (1)	739	1,385	171,413
Subsidiary, net of cash transferred (3)	31,853	—	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	583,869	626,741	640,070
Purchase of:
Fixed maturity securities available for sale	(2,346,371)	(3,311,076)	(3,001,808)
Equity securities available for sale	(316,604)	(267,308)	(313,758)
Property and equipment and other	(56,068)	(58,676)	(74,706)
Subsidiaries and warranty business, net of cash transferred (2)	(365,398)	(161,985)	47,514
Change in commercial mortgage loans on real estate	(78,157)	(164,015)	(38,461)
Change in short term investments	(332,345)	(86,364)	113,408
Change in other invested assets	(31,690)	14,160	(31,989)
Change in policy loans	(1,366)	1,967	2,315
Change in collateral held under securities lending	271,657	(175,692)	244,704

Net cash used in investing activities	(329,003)	(1,208,585)	(84,511)

Assurant, Inc.

Consolidated Statement of Cash Flows—(Continued)

Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Financing activities
Repayment of mandatorily redeemable preferred stock	(10,000)	(1,000)	(2,000)
Tax benefit from share-based payment arrangements	5,682	9,381	2,561
Acquisition of common stock	(59,000)	(315,570)	(422,451)
Dividends paid	(63,672)	(55,038)	(48,157)
Change in obligation under securities lending	(285,144)	175,692	(244,704)
Commercial paper issued	—	39,958	59,941
Commercial paper repaid	—	(40,000)	(60,000)

Net cash used in financing activities	(412,134)	(186,577)	(714,810)

Effect of exchange rate changes on cash and cash equivalents	(22,278)	8,893	11,161

Change in cash and cash equivalents	235,720	(182,708)	132,103
Cash and cash equivalents at beginning of period	804,964	987,672	855,569

Cash and cash equivalents at end of period	$1,040,684	$804,964	$987,672

Supplemental information:
Income taxes paid, net of refunds	$349,191	$334,382	$257,317
Interest paid on mandatorily redeemable preferred stock and debt	$60,859	$61,089	$61,159

(1)	This includes $ 146,368 from the sale of our equity interest in Private Healthcare Systems Inc (“PHCS”), in November 2006.
(2)	This relates to Safeco Financial Institution Solutions, Inc, acquired on May 1, 2006, Mayflower National Life Insurance Company, acquired on July 1, 2007, Swansure Group Limited, acquired on July 12, 2007, Centrepoint Insurance Services, Ltd, acquired on October 1, 2007, Warranty Management Group business from GE Consumer & Industrial acquired on September 26, 2008 and Signal Holdings acquired on October 1, 2008.
(3)	This relates to the sale of United Family Life Insurance Company (“UFLIC”) to a third party on May 1, 2008.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (“Assurant” or the “Company”) is a Delaware corporation, formed in connection with the initial public offering (“IPO”) of its common stock, which began trading on the New York Stock Exchange (“NYSE”) on February 5, 2004. Prior to the IPO, Fortis, Inc., a Nevada corporation, formed Assurant and merged into it on February 4, 2004. The merger was executed in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc. Assurant is a holding Company whose subsidiaries provide insurance products and related services in North America and selected international markets.

Prior to the IPO, 100% of the outstanding common stock of Fortis, Inc. was owned indirectly by Fortis N.V., a public company with limited liability incorporated as naamloze vennootschap under Dutch law, and Fortis SA/ NV, a public company with limited liability incorporated as société anonyme/naamloze vennootschap under Belgian law (“Fortis”).

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

On January 28, 2008, Fortis distributed 18,851,690 shares of the Company’s common stock to the holders of the mandatorily exchangeable bonds. The shares of the Company’s common stock distributed to such holders were not registered at the time Fortis sold the exchangeable bonds but became freely transferable by such holders upon distribution. On August 7, 2008, the Company purchased 1,000,000 of its common shares from Fortis. (See Note 18—Stock Repurchase)

Through its operating subsidiaries, the Company provides creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit insurance, warranties and extended service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The items on the Company’s balance

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

sheet affected by the use of estimates include but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that can be converted into common stock were exercised as of the end of the period.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income, net unrealized gains and losses on foreign currency translation, net unrealized gains and losses on securities classified as available for sale and expenses for pension and post-retirement plans, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2008 presentation.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Foreign Currency Translation

For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in “accumulated other comprehensive (loss) income.” Other than for one of our wholly owned Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions.

Fair Value

The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Investments

Fixed maturity and equity securities are classified as available-for-sale, as defined in Statement of Financial Accounting Standards (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive (loss) income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized (losses) gains on investments.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

The collateral held under securities lending and the obligation under securities lending are reported at fair value.

Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (“AIP”) the American Security Insurance Company Investment Plan (“ASIC”) and the Assurant Deferred Compensation Plan (“ADC”). The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to the modified coinsurance arrangement, the AIP, ASIC and ADC are classified as trading securities as defined in FAS 115 and are reported at fair value.

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write-down list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the write-down reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments are recognized on the specific identification basis.

Investment income is recorded as earned net of investment expenses. The Company uses the interest method to recognize interest income on its commercial mortgage loans.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The retrospective method is used to adjust the effective yield.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in-force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

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

The Company classifies net interest expense related to tax matters and any applicable penalties as a component of income tax expense.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium taxes and certain direct marketing expenses.

Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the consolidated statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for pre-funded funeral (“preneed”) life insurance policies and life insurance policies (no longer offered) are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

Acquisition costs relating to worksite group life and disability consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

For preneed investment type annuities and universal life and investment-type annuities (no longer offered), DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

Goodwill

Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to: a sustained significant decline in our share price and market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment.

When required, we test goodwill for impairment at the reporting unit level. Following the guidance of FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), we have concluded that our reporting units for goodwill testing are equivalent to our reported operating segments, excluding the Corporate and Other segment.

For each reporting unit, we first compare its fair value with its net book value. If the fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its fair value, we would perform a second test to measure the amount of impairment if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill were less than the recorded goodwill, we would record an impairment charge for the difference.

In the fourth quarters of 2008 and 2007, we conducted our annual assessments of goodwill. Based on the results of the assessment, the Company concluded that the fair value of the reporting units exceeded their respective net book values and therefore goodwill was not impaired.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2008 and 2007 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Other Assets

Other assets primarily include prepaid items and intangible assets. Intangible assets that have finite lives, including but not limited to, customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. Impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. There were no impairments of finite-lived or indefinite-lived intangible assets in either 2008 or 2007.

Separate Accounts

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets (with matching liabilities) are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations because the accounts are administered by reinsurers.

Reserves

Reserves are established in accordance with GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. However, based on information currently available, we believe our reserve estimates are adequate.

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance policies (no longer offered), universal life and annuities (no longer offered), Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) contracts disposed and medical policies. Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are (no longer offered), a majority of individual medical policies issued prior to 2003, a limited number of medical contracts issued from 2003 through 2006 in certain jurisdictions, individual voluntary limited benefit health policies issued in 2007 and later and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for preneed investment-type annuities, universal life insurance policies and investment-type annuity contracts (no longer offered), and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

For group disability, the case reserves and the IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

For a majority of individual medical contracts issued prior to 2003, a limited number of individual medical contracts currently issued from 2003 through 2006 in certain jurisdictions, individual voluntary limited benefit health policies issued in 2007 and later and traditional life insurance contracts previously sold by the preneed business (no longer offered), revenue is recognized when due from policyholders.

For universal life insurance and investment-type annuity contracts previously sold by the Assurant Solutions segment (no longer offered), revenues consist of charges assessed against policy balances.

Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded.

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical, dental, property and warranty, credit life and disability, and extended service contracts and individual medical contracts issued from 2003 through 2006 in most jurisdictions and in all jurisdictions after 2006.

Reinstatement premiums for reinsurance are netted against net earned premiums and other considerations in the consolidated statement of operations.

Fee and Other Income

The Company derives fee and other income primarily from providing administrative services. Fee income is recognized when services are performed.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor (administrative service-only plans). For these contract sales, the Company recognizes administrative fee revenue on a straight-line pro-rata basis over the terms of the service contract.

Administrator obligor service contracts are sales in which the Company is designated as the obligor. The Company recognizes and reports administration fees related to these contracts as earned on the same basis as the premium is recognized or on a straight-line pro-rata basis. Administration fees related to the unexpired portion of the contract term are deferred and amortized over the term of the contracts.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, salaries and personnel benefits and other general operating expenses.

Leases

The Company records expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows FAS No. 5, Accounting for Contingencies (“FAS 5”), which requires the Company to evaluate each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Recent Accounting Pronouncements—Adopted

On January 1, 2008, the Company adopted FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. Effective September 30, 2008, the Company adopted Financial Statement of Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 regarding the pricing of securities in an inactive market. The adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position or results of operations. See Note 6 for further information regarding FAS 157.

On January 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

On January 1, 2007, the Company adopted Statement of Position No. 05-1, Accounting by InsuranceEnterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of InsuranceContracts (“SOP 05-1”). SOP 05-01 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements that did meet new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of SOP 05-1. At adoption, the Company recognized a $6,560 decrease to deferred acquisition costs and a corresponding decrease of $4,264 (after-tax) to retained earnings.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

Recent Accounting Pronouncements—Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The adoption of FAS 141R will not have an impact on the Company’s financial position or results of operations. However, any business combination entered into beginning in 2009 may have a significantly different impact on our financial position and results of operations compared with its impact as recorded under FAS 141. Earnings volatility could result, depending on the terms of acquisition.

In December 2007, the FASB issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 will not have an impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company will apply the requirements of FAS 157 to its non-financial assets measured at fair value on a non-recurring basis which include goodwill and intangible assets. The Company does not currently have any non-financial liabilities which are required to be measured at fair value on a non-recurring basis. In a business combination, the Company would initially measure at fair value the non-financial assets and liabilities of the acquired company. The requirements of FAS 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company will use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its scheduled impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

year, the adoption of FAS 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis will not have an impact on the Company’s financial position or results of operations upon adoption. However, there may be an impact on the Company’s financial position and results of operations when the Company performs its impairment analyses of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under FAS 157.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities. Therefore, these financial instruments need to be included in calculating basic and diluted earnings per share under the two-class method described in FAS No. 128, Earnings Per Share. All prior period EPS data presented will be adjusted retrospectively. FSP EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, the Company is required to adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 will not have a material impact on the Company’s basic and diluted earnings per share calculations.

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures About Postretirement Plan Benefit Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009. Therefore, the Company is required to adopt FSP FAS 132R-1 on December 31, 2009. The adoption of FSP FAS 132R-1 will not have an impact on the Company’s financial position and results of operations.

3. Business Combinations

During the years of 2008, 2007 and 2006, the Company made several acquisitions with available cash. The major transactions are:

On October 1, 2008, the Company acquired 100% of the outstanding stock of Signal Holdings LLC (“Signal”), a leading provider of wireless handset protection programs and repair services. The Company paid $257,400 in cash for the acquisition, transfer and conveyance of certain assets and assumed certain liabilities. In connection with the acquisition, the Company recorded $59,400 of other intangible assets, all of which are amortizable, and $169,800 of goodwill. The factors that contributed to the recognition of goodwill include the future expected growth of Signal and the acquisition of key former Signal employees.

On September 26, 2008, the Company acquired the Warranty Management Group business from GE Consumer & Industrial, a unit of General Electric Co. (“GE”). The Company paid GE $140,000 in cash for the sale, transfer and conveyance of certain assets and assumed certain liabilities. In connection with the acquisition of this business, the Company recorded $126,840 of amortizable intangible assets and $13,160 of goodwill. The factors that contributed to the recognition of goodwill include: marketing knowledge gained from the pre-existing relationship, acquisition of key former GE employees and increased sales opportunities not afforded the Company under the pre-existing relationship. As part of the acquisition, the Company entered into a new 10-year agreement to market extended warranties and service contracts on GE- branded major appliances in the U.S.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

In a separate transaction, GE paid the Company $115,000 in cash and the Company eliminated DAC by $106,000 and a receivable from GE of $9,000, in connection with the termination of the existing strategic alliance. Under the pre-existing relationship, the Company sold extended warranties directly to GE appliance purchasers and through leading retailers and paid commissions to GE. After the acquisition, the Company assumed full responsibility for operating the extended warranty business it previously co-managed and shared with GE.

The results of operations of the Signal and GE Warranty Management Group did not have a material effect on the Company’s results, and accordingly, proforma information has not been disclosed.

On October 1, 2007, the Company acquired 100% of the outstanding stock of Centrepoint Insurance Services Limited (“Centrepoint”), a privately held company in the United Kingdom (“U.K.”). In connection with the acquisition, the Company recorded approximately $36,000 of other intangible assets, all of which are amortizable, and approximately $37,000 of goodwill. Centerpoint is a leading insurance broker of buildings and contents and mortgage payment protection insurance to financial intermediaries in the U.K., through its 4,200 mortgage-broker network.

On July 12, 2007, the Company acquired 100% of the outstanding stock of Swansure Group (“Swansure”), a privately held company in the U.K. In connection with the acquisition, the Company recorded approximately $28,000 of other intangible assets, all of which are amortizable, and approximately $4,000 of goodwill. Swansure owns D&D Homecare Limited and Adminicle Limited. D&D Homecare is an insurance broker that designs and distributes general insurance products, including mortgage payment protection and buildings and contents insurance. Adminicle Limited provides a range of insurance administration and outsourcing services.

On July 1, 2007, the Company acquired 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”). Mayflower is a leading provider of preneed insurance products and services. There was no goodwill or intangible assets associated with this acquisition.

On May 1, 2006, the Company acquired 100% of the outstanding common stock of Safeco Financial Institution Solutions, Inc. (“SFIS”) from Safeco Corporation. Additionally, during 2007 the Company made certain payments to SFIS, based on contingencies reached, that were negotiated as part of the acquisition. In connection with the acquisition, the Company recorded approximately $29,000 in total of other intangible assets, all of which are amortizable. SFIS was the largest provider of creditor-placed homeowners insurance and direct tracking services for mortgage lenders and servicers nationwide. The Company also entered into a reinsurance agreement with certain Safeco Insurance Companies.

4. Business Disposition

On May 1, 2008, the Company sold a subsidiary, United Family Life Insurance Company (“UFLIC”), to a third party for proceeds of $32,715. The Company recognized a pre-tax gain of $3,175 and an associated tax benefit of $84,864 from the sale.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

5. Investments

The following table shows the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities at December 31, 2008.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Public utilities	1,162,447	23,868	(59,604)	1,126,711
Mortgage-backed	981,275	29,887	(46,877)	964,285
All other corporate	5,546,027	79,407	(662,549)	4,962,885

Total fixed maturity securities	$9,204,228	$180,459	$(793,421)	$8,591,266

Equity securities:
Industrial, miscellaneous and all other	$5,384	$283	$(1,618)	$4,049
Non-sinking fund preferred stocks	571,972	11,114	(112,262)	470,824

Total equity securities	$577,356	$11,397	$(113,880)	$474,873

The following table shows the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities at December 31, 2007.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$287,064	$10,236	$(22)	$297,278
States, municipalities and political subdivisions	630,196	16,931	(578)	646,549
Foreign governments	680,097	28,815	(4,666)	704,246
Public utilities	1,123,043	32,356	(10,006)	1,145,393
Mortgage-backed	1,052,664	12,644	(6,716)	1,058,592
All other corporate	6,253,291	143,103	(122,037)	6,274,357

Total fixed maturity securities	$10,026,355	$244,085	$(144,025)	$10,126,415

Equity securities:
Industrial, miscellaneous and all other	$21,193	$1,283	$—	$22,476
Non-sinking fund preferred stocks	681,505	3,830	(71,810)	613,525

Total equity securities	$702,698	$5,113	$(71,810)	$636,001

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$295,093	$294,084
Due after one year through five years	1,891,883	1,793,576
Due after five years through ten years	2,174,903	1,991,739
Due after ten years	3,861,074	3,547,582

Total	8,222,953	7,626,981
Mortgage-backed securities	981,275	964,285

Total	$9,204,228	$8,591,266

Major categories of net investment income were as follows:

	Years Ended December 31,
	2008	2007	2006
Fixed maturity securities	$582,869	$564,369	$517,744
Equity securities	47,618	47,264	49,779
Commercial mortgage loans on real estate	95,013	91,702	90,000
Policy loans	3,717	3,967	3,669
Short-term investments	16,256	17,327	11,575
Other investments	27,395	59,998	57,836
Cash and cash equivalents	26,990	40,026	30,836

Total investment income	799,858	824,653	761,439

Investment expenses	(25,511)	(25,580)	(24,753)

Net investment income	$774,347	$799,073	$736,686

No material investments of the Company were non-income producing for the years ended December 31, 2008, 2007, and 2006.

Over the last six months of 2007 and during 2008 the fixed maturity and equity security markets experienced significant volatility. This volatility has primarily been due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

In connection with this volatility, we recorded net realized (losses) gains, including other-than-temporary impairments, in the statement of operations as follows:

	Years Ended December 31,
	2008	2007	2006
Net realized (losses) gains related to sales:
Fixed maturity securities	$(22,701)	$(13,884)	$663
Equity securities	(47,845)	(10,767)	(3,742)
Commercial mortgage loans on real estate	326	(532)	15,178
Other investments	(4,819)	11,147	100,576 (1)
Collateral held under securities lending	(13,487)	—	—

Total net realized (losses) gains related to sales	(88,526)	(14,036)	112,675

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(201,296)	(31,703)	(810)
Equity securities	(133,333)	(16,481)	—
Other investments	(5,524)	—	—

Total net realized losses related to other-than-temporary impairments	(340,153)	(48,184)	(810)

Total net realized (losses) gains	$(428,679)	$(62,220)	$111,865

(1)	Includes a $98,342 realized gain relating to the sale of PHCS.

Proceeds from sales of available for sale securities were $2,317,080, $2,317,094 and $2,201,923 during 2008, 2007 and 2006 respectively. Gross gains of $58,855, $29,874 and $33,511 and gross losses of $136,908, $54,526 and $36,590 were realized on dispositions in 2008, 2007 and 2006, respectively. For securities sold at a loss during 2008, the average period of time these securities were trading continuously at a price below book value was approximately 10 months.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2008 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$983	$(22)	$—	$—	$983	$(22)
States, municipalities and political subdivisions	361,383	(12,397)	27,545	(2,279)	388,928	(14,676)
Foreign governments	117,133	(5,853)	28,478	(3,840)	145,611	(9,693)
Public utilities	474,251	(34,099)	185,491	(25,505)	659,742	(59,604)
Mortgage-backed	155,781	(27,512)	84,046	(19,365)	239,827	(46,877)
All other corporate	2,430,886	(346,331)	1,140,375	(316,218)	3,571,261	(662,549)

Total fixed maturity securities	$3,540,417	$(426,214)	$1,465,935	$(367,207)	$5,006,352	$(793,421)

Equity securities:
Industrial, miscellaneous and all other	$3,366	$(1,618)	$—	$—	$3,366	$(1,618)
Non-sinking fund preferred stocks	171,637	(49,291)	212,669	(62,971)	384,306	(112,262)

Total equity securities	$175,003	$(50,909)	$212,669	$(62,971)	$387,672	$(113,880)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2007 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,108	$(1)	$10,189	$(21)	$11,297	$(22)
States, municipalities and political subdivisions	98,544	(525)	6,031	(53)	104,575	(578)
Foreign governments	99,985	(2,966)	47,285	(1,700)	147,270	(4,666)
Public utilities	300,588	(5,887)	113,311	(4,119)	413,899	(10,006)
Mortgage-backed	133,557	(3,699)	240,273	(3,017)	373,830	(6,716)
All other corporate	2,111,222	(89,989)	683,766	(32,048)	2,794,988	(122,037)

Total fixed maturity securities	$2,745,004	$(103,067)	$1,100,855	$(40,958)	$3,845,859	$(144,025)

Equity securities:
Non-sinking fund preferred stocks	$399,160	$(58,427)	$106,487	$(13,383)	$505,647	$(71,810)

The total unrealized losses represent less than 17% and 5% of the aggregate fair value of the related securities at December 31, 2008 and 2007. Approximately 53% and 75% of these unrealized losses have been in

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

a continuous loss position for less than twelve months in 2008 and 2007, respectively. The total unrealized losses are comprised of 1,409 and 1,282 individual securities in 2008 and 2007, respectively. At December 31, 2008, 39%, 14% and 13% of the unrealized losses for fixed maturity and equity securities were concentrated in the financial, consumer cyclical and industrial industries, respectively with no exposure to any single creditor in excess of 7%, 7% and 9%, of those industries respectively.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2008, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$120,645	$117,653
Due after one year through five years	1,257,379	1,136,287
Due after five years through ten years	1,506,303	1,292,618
Due after ten years	2,628,742	2,219,967

Total	5,513,069	4,766,525
Mortgage-backed securities	286,704	239,827

Total	$5,799,773	$5,006,352

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) gains position at December 31, 2008.

	Market Value	Portfolio	Net Unrealized (Loss) Gain
Fixed maturity portfolio:
Sub-prime first lien mortgages	$13,551	0.16%	$(928)
Second lien mortgages (including sub-prime second lien mortgages)	8,838	0.10%	407

Total exposure to sub-prime collateral	$22,389	0.26%	$(521)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) gains position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss)Gain
Fixed maturity portfolio:
Sub-prime first lien mortgages	$52,918	0.52%	$(2,405)
Second lien mortgages (including sub-prime second lien mortgages)	24,644	0.25%	91

Total exposure to sub-prime collateral	$77,562	0.77%	$(2,314)

At December 31, 2008 and 2007, approximately 2.3% and 7.6% of the mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.3% and 0.8% of the total fixed maturity portfolio and 0.1% and 1.6% of the total unrealized loss position at December 31, 2008 and 2007, respectively. Of the securities with sub-prime exposure, approximately 84% are rated as investment grade. We

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

have no sub-prime exposure to collateralized debt obligations as of December 31, 2008 and 2007. All mortgage- backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2008, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $7 to $21,820 at December 31, 2008 and from $10 to $18,627 at December 31, 2007. The mortgage loan valuation allowance for losses was $5,908 and $5,290 at December 31, 2008 and 2007, respectively.

At December 31, 2008, loan commitments outstanding totaled approximately $10,000. Furthermore, at December 31, 2008, the Company is committed to fund additional capital contributions of $19,505 to joint ventures and to certain investments in limited partnerships.

The Company has short term investments and fixed maturities of $451,707 and $514,885 at December 31, 2008 and 2007, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Assurant Solutions segment pre-arranged funeral business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2008 and 2007, the CPI CAPs included in other assets amounted to $6,781 and $7,560, respectively. In 2008, upon adoption of FAS 157, the Company used an exit price to value the CPI CAPs. Beginning in the first quarter, the value of the CPI CAPs was derived using cash flow model based prices in accordance with FSP FAS 157-3 since the market for CPI CAPs was not active. In 2007, the Company valued the CPI CAPS using a transaction price. The gain (loss) recorded in the results of operations totaled $4,183, $160 and ($2,580) for the years ended December 31, 2008, 2007 and 2006, respectively.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States government, government agencies and authorities, and U.S. corporations, are loaned to select broker/dealers. Cash collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of the cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments which are designated as available for sale under FAS 115. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral.

As of December 31, 2008 and 2007, our collateral held under securities lending, of which its use is unrestricted, was $234,027 and $541,650, respectively, while our liability to the borrower for collateral received was $256,506 and $541,650, respectively. The difference between the collateral held and obligations under securities lending as of December 31, 2008 is recorded as an unrealized loss and is included as part of accumulated other comprehensive (loss) income. The Company has proactively reduced the size of the program

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

to mitigate counter-party exposure during the third and fourth quarters of 2008. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing.

Since the Company reinvests the cash collateral generally in investments which are designated as available for sale under FAS 115, the reinvestment is presented as cash flows from investing activities.

6. Fair Value Disclosures

FAS 157 Disclosures

FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with FAS 157, the Company has categorized its recurring basis financial assets and liabilities based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The FASB has deferred the effective date of FAS 157 until January 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FSP FAS 157-2.

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

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

asset. Financial assets utilizing Level 3 inputs include certain preferred stocks, corporate bonds and mortgage-backed securities that were quoted by brokers and could not be corroborated by Level 2 inputs and derivatives.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2008.

	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities	$8,591,266	$2,398		$8,427,643		$161,225
Equity securities	474,873	3,165	(a)	455,352		16,356
Short-term investments	703,402	611,460		91,942		—
Collateral held under securities lending	159,028	54,192		104,836		—
Other investments	239,605	56,296	(b)	176,285	(c)	7,024	(c)
Cash equivalents	674,390	674,390		—		—
Other assets	7,080	—		—		7,080
Assets held in separate accounts	1,701,996	1,523,024	(a)	178,972		—

Total financial assets	$12,551,640	$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	$56,296	(b)	$—		$—

(a)	Mainly includes mutual fund investments
(b)	Comprised of AIP, ASIC and ADC investments and related liability which are invested in mutual funds
(c)	Consists of invested assets associated with a modified coinsurance arrangement

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the year ended December 31, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of year	$282,581	$256,937	$12,116	$10,368	$3,160
Total net losses (realized/unrealized) included in earnings	(35,093)	(37,057)	—	13	1,951
Net unrealized losses included in stockholder’s equity	(29,950)	(24,268)	(3,703)	(1,979)	—
Purchases, issuances, (sales) and (settlements)	24,013	21,482	1,940	(1,378)	1,969
Net transfers in (out of)	(49,866)	(55,869)	6,003	—	—

Balance, end of year	$191,685	$161,225	$16,356	$7,024	$7,080

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation techniques

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the year ended December 31, 2008, the application of valuation technique applied to similar assets and liabilities has been consistent.

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

Management uses the following criteria in order to determine that the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels

•	The available prices vary significantly over time or among market participants,

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

FAS.107 Disclosures

FAS No. 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for additional financial instruments as compared to FAS 157, including financial instruments that are not recognized in the consolidated balance sheets. However, FAS 107 excludes certain financial instruments including those related to insurance contracts and those accounted for under Accounting Principles Board Opinions (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock such as real estate joint ventures.

Please refer to the FAS 157 disclosure above for the methods and assumptions used to estimate fair value for the following line items:

•	Fixed maturity securities

•	Equity securities

•	Short-term investments

•	Other assets

•	Other liabilities

Fair values for collateral held and obligations under securities lending, separate account assets (with matching liabilities) and invested assets related to a modified coinsurance arrangement and the AIP, ASIC and ADC are obtained from an independent pricing service which uses observable market information.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents: the carrying amount reported approximates fair value because of the short maturity of the instruments.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Other investments: the invested assets related to the modified coinsurance arrangement classified as trading securities and are reported at their fair values, which are primarily based on matrix pricing models. The invested assets of the AIP, ASIC and ADC are classified as trading securities and are reported at their fair values, which are based on quoted market prices. The carrying amounts of the remaining other investments approximate fair value.

Collateral and obligations under securities lending: the invested assets of the collateral held under securities lending are reported at their estimated fair values, which are primarily based on matrix pricing models and quoted market prices. The obligations under securities lending are reported at the amount received from the selected broker/dealers.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using discounted cash flow analysis.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values, which are primarily based on quoted market prices.

Funds held under reinsurance: the carrying amount reported approximates fair value due to the short maturity of the instruments.

Debt: the fair value of debt is based upon quoted market prices.

Mandatorily redeemable preferred stock: the fair value of mandatorily redeemable preferred stock equals the carrying value for all series of mandatorily redeemable preferred stock.

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$1,040,684	$1,040,684	$804,964	$804,964
Fixed maturity securities	8,591,266	8,591,266	10,126,415	10,126,415
Equity securities	474,873	474,873	636,001	636,001
Commercial mortgage loans on real estate	1,506,694	1,509,923	1,433,626	1,480,146
Policy loans	58,096	58,096	57,107	57,107
Short-term investments	703,402	703,402	410,878	410,878
Other investments	339,453	339,453	420,541	420,541
Assets held in separate accounts	1,778,809	1,778,809	3,143,288	3,143,288
Collateral held under securities lending	234,027	234,027	541,650	541,650
Financial liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$804,883	$701,529	$868,775	$773,712
Funds held under reinsurance	38,433	38,433	50,147	50,147
Debt	971,957	769,021	971,863	942,043
Mandatorily redeemable preferred stocks	11,160	11,160	21,160	21,160
Liabilities related to separate accounts	1,778,809	1,778,809	3,143,288	3,143,288
Obligations under securities lending	256,506	256,506	541,650	541,650

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

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

7. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2008	2007
Insurance premiums receivable	$417,299	$474,720
Other receivables	122,246	122,479
Allowance for uncollectible amounts*	(26,364)	(16,820)

Total	$513,181	$580,379

*	increase is primarily due to $9,600 allowance associated with client bankruptcy

8. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense follows:

	Year Ended December 31,
	2008	2007	2006
Current expense:
Federal & state	$320,931	$277,993	$283,762
Foreign	26,878	13,991	11,691

Total current expense	347,809	291,984	295,453

Deferred (benefit) expense
Federal & state	(213,038)	82,551	89,459
Foreign	(19,289)	(17,241)	(5,041)

Total deferred (benefit) expense	(232,327)	65,310	84,418

Total income tax expense	$115,482	$357,294	$379,871

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2008	2007	2006
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(1.5)	(0.5)	(0.2)
Dividends received deduction	(1.2)	(0.4)	(0.5)
Foreign earnings	2.6	0.8	0.1
Foreign tax credit	(2.5)	(0.8)	(0.5)
Change in valuation allowance	16.7	(0.5)	0.2
Loss on sale of subsidiary	(30.8)	—	—
Other	2.2	1.7	0.6

Effective income tax rate:	20.5%	35.3%	34.7%

During 2008, the Company realized a tax benefit of $174,864 from the loss on the sale of a non-operating subsidiary, UFLIC. The gross deferred tax asset for cumulative realized and unrealized capital losses as of December 31, 2008 is $629,700, including the carryover from the loss on the sale of UFLIC. The gross deferred tax asset of $629,700 has been reduced by a valuation allowance of $90,000 as of December 31, 2008. The amount of the valuation allowance is based on an assessment of the Company’s ability to generate taxable income in the future. The Company’s ability to generate future taxable income as a result of recent acquisitions has been considered in that assessment although no commitment has been made to do so or was identified at the time of the acquisitions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the adoption, the Company recognized a $1,508 increase to the liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007
Balance at beginning of year	$(24,955)	$(28,511)
Additions based on tax positions related to the current year	(4,007)	(4,632)
Reductions based on tax positions related to the current year	4,157	—
Additions for tax positions of prior years	(1,235)	(13,686)
Reductions for tax positions of prior years	1,802	21,360
Lapses	73	514
Settlements	8,385	—

Balance at end of year	$(15,780)	$(24,955)

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Of the total unrecognized tax benefit, $19,604 and $19,561, for 2008 and 2007, respectively, which includes interest, if recognized, would impact the Company’s consolidated effective tax rate. The liability for unrecognized tax benefits is included in tax receivable on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized $2,500 and $3,000, respectively, of interest expense related to income tax matters. The Company had $6,600 and $9,000 of interest accrued on December 31, 2008 and 2007, respectively.

The Company, and its subsidiaries, file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007
Deferred Tax Assets
Policyholder and separate account reserves	$537,081	$558,616
Accrued liabilities	84,089	78,469
Investments, net	119,403	20,077
Net operating loss carryforwards	37,295	27,775
Capital loss carryforwards	191,264	—
Deferred gain on disposal of businesses	66,274	76,386
Compensation related	29,011	31,218
Net unrealized depreciation on securities	259,576	—
Employee and post-retirement benefits	87,926	43,154

Total deferred tax asset	1,411,919	835,695

Less valuation allowance	(98,793)	(4,258)

Net deferred tax asset	1,313,126	831,437

Deferred Tax Liabilities
Deferred acquisition costs	(780,873)	(834,297)
Net unrealized appreciation on securities	—	(9,978)
Other	(82,881)	(95,591)

Total deferred tax liability	(863,754)	(939,866)

Net deferred income tax asset (liability)	$449,372	$(108,429)

During 2008, the Company recognized income tax expense of $94,535 to establish a partial valuation allowance against deferred tax assets, which are primarily attributable to a capital loss resulting from the sale of UFLIC. A cumulative valuation allowance of $98,793 has been recorded because it is management’s assessment that it is more likely than not that deferred tax assets of $1,313,126 will be realized. The valuation allowance as of January 1, 2008 was $4,258, and primarily related to expiring net operating losses in foreign jurisdictions.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $106,492. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $27,811, net of anticipated foreign tax credits.

At December 31, 2008, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal and foreign income tax purposes. Net operating loss carryforwards total $112,196 and will expire if unused as follows:

Expiration Year	Amount
2012	$186
2013	1,394
2014	45
2015	12
2016	431
2017	7,984
2018	2,235
2021	12,893
2022	5,936
2023	8,996
2028	305
unlimited	71,779

$112,196

At December 31, 2008, the Company and its subsidiaries have capital loss carryovers all of which were generated in 2008 for U.S. federal and state income tax purposes in the amount of $548,689. These capital loss carryovers will expire if not utilized within five years.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

9. Deferred Acquisition Costs

Information about deferred acquisition costs follows:

	December 31,
	2008	2007	2006
Beginning balance	$2,895,345	$2,397,906	$2,022,308
Costs deferred and other (1)	1,410,311	1,915,070	1,544,736
Amortization	(1,654,984)	(1,411,071)	(1,169,138)
Cumulative effect of change in accounting principle	—	(6,560)	—

Ending balance	$2,650,672	$2,895,345	$2,397,906

(1)	includes foreign currency translation

10. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2008	2007
Land	$14,359	$14,359
Buildings and improvements	201,845	197,419
Furniture, fixtures and equipment	422,291	375,632

Total	638,495	587,410
Less accumulated depreciation	(359,874)	(311,631)

Total	$278,621	$275,779

Depreciation expense for 2008, 2007 and 2006 amounted to $59,696, $55,126 and $48,629, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

11. Goodwill, VOBA and Intangibles

Information about goodwill, VOBA and intangibles is as follows:

	Goodwill for the Years Ended December 31,				VOBA for the Years Ended December 31,			Intangibles for the Years Ended December 31,
	2008		2007	2006	2008	2007	2006	2008	2007	2006
Beginning balance	$832,656		$790,519	$804,864	$125,612	$134,437	$151,512	$160,733	$122,637	$126,382
Additions/(deletions)	181,956	*	40,702	(14,183)	(199)	9,397	481	217,179 *	73,836	33,774
Amortization, net of interest accrued	—		—	—	(16,696)	(18,664)	(17,572)	(33,956)	(35,740)	(37,519)
Foreign currency translation and other	(12,906)		1,435	31	(513)	442	16	(14,317)	—	—
Tax adjustments	193		—	(193)	—	—	—	—	—	—

Ending balance	$1,001,899		$832,656	$790,519	$108,204	$125,612	$134,437	$329,639	$160,733	$122,637

*	Amounts primarily attributable to the acquisitions of the GE Warranty Management Group on September 26, 2008 and Signal on October 1, 2008. See Note 3—Business Combinations

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

As prescribed under FAS 142, the Company has assigned goodwill to its reportable operating segments. The Corporate and other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment. This assignment of goodwill is performed only for FAS 142 impairment testing purposes.

	Solutions	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2006	$161,412	$239,726	$204,303	$185,078	$790,519
Acquisitions	40,702	—	—	—	40,702
Foreign currency translation and other	1,435	—	—	—	1,435

Balance at December 31, 2007	203,549	239,726	204,303	185,078	832,656

Acquisitions	181,956	—	—	—	181,956
Foreign currency translation and other	(12,713)	—	—	—	(12,713)

Balance at December 31, 2008	$372,792	$239,726	$204,303	$185,078	$1,001,899

As of December 31, 2008, the majority of the outstanding balance of VOBA is from the Company’s preneed business which is part of the Assurant Solutions segment. VOBA in the preneed business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2008 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2009	$13,878
2010	12,519
2011	11,138
2012	8,957
2013	8,442
Thereafter	53,270

Total	$108,204

Intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. At December 31, 2008 the estimated amortization of intangibles and the amount of indefinite lived intangibles, which mainly include state licenses, are as follows:

Year	Amount
2009	$47,212
2010	49,229
2011	44,648
2012	35,440
2013	30,163
Thereafter	120,222

Total intangible assets with finite lives	326,914

Total intangible assets with indefinite lives	2,725

Total intangible assets	$329,639

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

12. Reserves

The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2008				December 31, 2007
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,432,583	$4,815	$11,664	$3,796	$3,479,115	$3,877	$11,559	$3,991
Life insurance no longer offered	498,945	735	1,516	349	511,093	765	1,414	509
Universal life and other products no longer offered	288,981	300	208	7,682	307,930	1,689	267	8,211
FFG, LTC and other disposed businesses	2,764,874	41,771	25,764	352,344	2,756,059	44,414	26,994	278,497
Medical	105,236	14,688	12,627	19,826	130,005	18,564	14,712	30,998
All other	5,026	288	18,194	7,664	5,294	316	14,174	6,248
Short Duration Contracts:
Group term life	—	6,265	212,745	43,517	—	6,659	231,534	49,509
Group disability	—	2,392	1,325,418	147,584	—	2,806	1,363,098	161,733
Medical	—	109,759	96,702	181,158	—	109,755	115,198	201,601
Dental	—	4,642	3,610	21,580	—	5,035	3,479	17,419
Property and Warranty	—	1,887,510	228,920	332,930	—	1,816,436	192,307	312,091
Credit Life and Disability	—	395,091	85,312	72,665	—	494,118	102,151	87,373
Extended Service Contracts	—	2,788,327	2,187	65,769	—	2,768,048	4,606	40,736
All other	—	151,276	6,861	14,139	—	138,227	9,678	12,997

Total	$7,095,645	$5,407,859	$2,031,728	$1,271,003	$7,189,496	$5,410,709	$2,091,171	$1,211,913

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The following table provides a roll forward of the Company’s product lines with the most significant short duration claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2005, gross of reinsurance (3)	$314,076	$1,498,916	$324,106	$96,792	$947,018
Less: Reinsurance ceded and other (1)	(663)	(17,058)	(60,114)	(13,936)	(554,412)

Balance as of January 1, 2006, net of reinsurance (3)	313,413	1,481,858	263,992	82,856	392,606
Incurred losses related to:
Current year	196,388	393,849	1,110,600	280,538	713,943
Prior year’s interest	10,217	65,124	—	—	—
Prior year (s)	(59,882)	(83,206)	(45,629)	(11,668)	(40,597)

Total incurred losses	146,723	375,767	1,064,971	268,870	673,346
Paid losses related to:
Current year	123,439	69,819	868,805	218,388	508,931
Prior year (s)	40,536	281,807	194,370	63,694	206,556

Total paid losses	163,975	351,626	1,063,175	282,082	715,487
Balance as of December 31, 2006 net of reinsurance (3)	296,161	1,505,999	265,788	69,644	350,465
Plus: Reinsurance ceded and other (1)	813	12,891	50,342	8,412	141,177

Balance as of December 31, 2006, gross of reinsurance (3)	$296,974	$1,518,890	$316,130	$78,056	$491,642

Less: Reinsurance ceded and other (1)	(813)	(12,891)	(50,342)	(8,412)	(141,177)

Balance as of January 1, 2007, net of reinsurance	296,161	1,505,999	265,788	69,644	350,465
Incurred losses related to:
Current year	177,561	385,929	1,181,341	199,748	839,672
Prior year’s interest	9,738	65,239	—	—	—
Prior year (s)	(54,683)	(91,216)	(37,902)	(14,564)	(43,923)

Total incurred losses	132,616	359,952	1,143,439	185,184	795,749
Paid losses related to:
Current year	111,417	75,185	926,074	163,560	598,066
Prior year (s)	37,667	302,334	207,765	49,604	162,844

Total paid losses	149,084	377,519	1,133,839	213,164	760,910
Balance as of December 31, 2007, net of reinsurance (3)	279,693	1,488,432	275,388	41,664	385,304
Plus: Reinsurance ceded and other (1)	1,350	36,399	41,411	4,046	119,094

Balance as of December 31, 2007, gross of reinsurance (3)	281,043	1,524,831	316,799	45,710	504,398

Less: Reinsurance ceded and other (1)	(1,350)	(36,399)	(41,411)	(4,046)	(119,094)

Balance as of January 1, 2008, net of reinsurance	279,693	1,488,432	275,388	41,664	385,304
Incurred losses related to:
Current year	169,301	342,447	1,194,853	146,873	1,081,244
Prior year’s interest	8,884	65,751	—	—	—
Prior year (s)	(58,480)	(94,113)	(51,093)	(6,737)	(55,499)

Total incurred losses	119,705	314,085	1,143,760	140,136	1,025,745
Paid losses related to:
Current year	109,558	83,863	971,781	121,707	807,087
Prior year (s)	35,039	280,767	206,772	30,408	209,506

Total paid losses	144,597	364,630	1,178,553	152,115	1,016,593
Balance as of December 31, 2008, net of reinsurance (3)	254,801	1,437,887	240,595	29,685	394,456
Plus: Reinsurance ceded and other (1)	1,461	35,115	37,265	2,768	167,394

Balance as of December 31, 2008, gross of reinsurance (3)	$256,262	$1,473,002	$277,860	$32,453	$561,850

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.
(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(3)	The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $77,299, $84,139 and $95,529 at December 31, 2008, and 2007 and 2006, respectively.

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

The Group Term Life case and IBNR reserves redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The Company’s group disability products are short duration contracts that include short and long term disability coverage. The December 31, 2008 and 2007 long-term disability coverage reserves, net of reinsurance, are $1,408,467 and $1,456,808, respectively, while short-term disability coverage reserves, net of reinsurance, are $64,535 and $68,023, respectively. Case and IBNR reserves for long-term disability coverage have been discounted at 5.25% in 2008 and 2007. The amount of discounts deducted from outstanding reserves as of December 31, 2008 and 2007 are $490,005 and $512,245, respectively.

In 2008, 2007 and 2006 the Company’s Property and Warranty case and IBNR reserves show redundancies from the Company’s creditor-placed homeowners business, due to lower than anticipated loss ratios. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all years presented, there were no material changes in estimated amounts for incurred claims in prior years for all years presented. Property and Warranty case and IBNR reserves were at their highest level at December 31, 2005 due to outstanding 2005 hurricane claims, most of which were paid in 2006.

Long Duration Contracts

The Company’s long duration contracts are primarily comprised of preneed life insurance policies and annuity contracts life insurance policies (no longer offered), universal life and annuities (no longer offered), FFG and LTC disposed businesses and medical polices. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

The Company’s Solutions segment, through its preneed business manages preneed insurance products through two separate divisions, the independent division and the American Memorial Life Insurance Company (“AMLIC”) division. The Company signed an agreement with Forethought Life Insurance Company on November 9, 2005 whereby the Company discontinued writing new preneed insurance policies in the U.S. via independent funeral homes. The reserve assumptions for future policy benefits and expenses for pre-funded funeral life and annuity contracts and traditional life insurance (no longer offered) by the preneed business differ by division and are established based upon the following:

PreNeed Business—Independent Division

Interest and discount rates for preneed life insurance are level, vary by year of issuance and product, and ranged from 4.7% to 7.3% in 2008 and 2007 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in 2008 and 2007.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2008 and 2007 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2008 and 2007.

Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future policy benefit increases on preneed life insurance policies ranged from 1.0% to 7.0% in 2008 and 2007. Some policies have future policy benefit increases that are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in 2008 and 2007 with the exception of most policies issued in 2005 and later where the assumption was 2.3%.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2008 and 2007. Withdrawal charges, if any, can range to 7.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

PreNeed Business—AMLIC Division

Interest and discount rates for preneed life insurance policies issued or acquired in October 2000 and beyond vary by issue year and are based on pricing assumptions and can be modified to allow for provisions for adverse deviation. Discount rates for 2008 and 2007 policy issues ranged from 5.3% to 6.0%. Preneed life insurance policies issued prior to October 2000 and all traditional life policies issued by the AMLIC division use discount rates, which vary by issue year and product. These policy issues ranged from 2.5% to 7.5% in 2008 and 2007.

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

Future policy benefit increases are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2008 and 2007. Renewal guaranteed benefit increases range from 0.0% to 3.0% in 2008 and 2007. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2008 and 2007.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities. These rates ranged from 1.0% to 6.5% in 2008 and 2007. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the U.S. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2008 and 2007 respectively, except for limited policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 5.1% in 2008 and 2007, respectively. Guaranteed crediting rates where present ranged from 4.0% to 4.5%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

13. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2008	2007
Ceded future policyholder benefits and expense	$2,672,754	$2,662,654
Ceded unearned premium	637,528	643,792
Ceded claims and benefits payable	637,103	540,615
Ceded paid losses	62,785	57,287

Total	$4,010,170	$3,904,348

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2008			2007			2006
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums and other considerations	$997,538	$8,625,122	$9,622,660	$1,050,202	$7,790,573	$8,840,775	$1,207,705	$7,152,654	$8,360,359
Premiums assumed	7,176	343,032	350,208	687	568,265	568,952	1,578	482,718	484,296
Premiums ceded	(379,624)	(1,667,896)	(2,047,520)	(402,442)	(1,599,555)	(2,001,997)	(497,315)	(1,503,565)	(2,000,880)

Net earned premiums and other considerations	$625,090	$7,300,258	$7,925,348	$648,447	$6,759,283	$7,407,730	$711,968	$6,131,807	$6,843,775

Direct policyholder benefits	$1,372,998	$3,746,597	$5,119,595	$1,502,722	$3,244,144	$4,746,866	$1,657,362	$3,050,635	$4,707,997
Policyholder benefits assumed	27,692	220,553	248,245	4,887	290,526	295,413	6,134	291,320	297,454
Policyholder benefits ceded	(807,896)	(540,797)	(1,348,693)	(918,934)	(410,634)	(1,329,568)	(1,037,690)	(432,240)	(1,469,930)

Net policyholder benefits	$592,794	$3,426,353	$4,019,147	$588,675	$3,124,036	$3,712,711	$625,806	$2,909,715	$3,535,521

The Company had $957,152 and $499,656, respectively, of invested assets held in trusts or by custodians as of December 31, 2008 and 2007, respectively, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in Assurant Solutions and Assurant Specialty Property segments, for client risk and profit sharing.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $9,680 and $7,811 at December 31, 2008 and 2007, respectively.

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company’s various segments, including significant individual or catastrophic claims, which enables the Company to free up capital to write additional business.

For those product lines where there is exposure to losses from catastrophe events, the Company closely monitors and manages the aggregate risk exposure by geographic area. The Company has entered into reinsurance treaties to manage exposure to these types of events.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To mitigate this risk, the Company has control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with the Company’s reinsurers for the sharing of risks. A.M. Best ratings for The Hartford and John Hancock, the reinsurers we have the most exposure to, are A+ and A++, respectively, although A.M. Best recently placed a negative outlook on the issuer credit and financial strength ratings of both The Hartford and John Hancock. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best, although A.M. Best recently placed a negative outlook on the Life and Health insurance industry.

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet. If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,260,933 and $1,305,718 as of December 31, 2008 and 2007, respectively. The reinsurance recoverable from John Hancock was $1,355,689 and $1,238,967 as of December 31, 2008 and 2007, respectively.

The reinsurance agreement associated with the FFG sale also stipulates that The Hartford contribute funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In addition, the Company would be responsible for administering this business in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process this business. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

As of December 31, 2008, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

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

14. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is amortized over the life of the notes and is included as part of interest expense on the statement of operations. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. Through an offer to exchange the senior notes in May 2004, all of the holders exchanged their notes for the new notes registered under the Securities Act in 2004 and all of the holders exchanged their notes for the new, registered notes.

The interest expense incurred for the years ended December 31, 2008, 2007 and 2006 related to the senior notes was $60,188. There was $22,570 of accrued interest at December 31, 2008, 2007 and 2006, respectively. The Company made interest payments of $30,094 on February 15, 2008 and August 15, 2008, respectively.

The Company maintains a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is backed up by a $500,000 senior revolving credit facility with a

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

syndicate of banks arranged by J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., which was established on January 30, 2004. In April 2005, the Company amended and restated its $500,000 senior revolving credit facility with a syndicate of banks arranged by Citibank and JP Morgan Chase Bank. The amended and restated credit facility is unsecured and is available until April 2010, so long as the Company is in compliance with all the covenants. This facility is also available for general corporate purposes, but to the extent used thereto, would be unavailable to back the commercial paper program. The Company did not use the commercial paper program during the twelve months ended December 31, 2008. On January 9, 2007 and April 18, 2007 the Company used $20,000 from the commercial paper program for general corporate purposes, which was repaid on January 16, 2007 and April 25, 2007, respectively. There were no amounts relating to the commercial paper program outstanding at December 31, 2008 and 2007. The Company did not use the revolving credit facility during the twelve months ended December 31, 2008 and 2007 and no amounts are currently outstanding. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, the Company is not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2008 the Company was in compliance with all covenants, minimum ratios and thresholds.

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

Information about the preferred stock is as follows:

	For the years ended December 31,
	2008	2007
Preferred stock, par value $1.00 per share:
Series B: 19,160 shares designated, 6,160 and 16,160 shares issued and outstanding in 2008 and 2007, respectively	$6,160	$16,160
Series C: 5,000 shares designated, issued and outstanding	5,000	5,000

Total	$11,160	$21,160

There was no change in the outstanding shares of Series C for the years ended December 31, 2008, 2007 and 2006. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Shares outstanding, beginning	16,160	17,160	19,160
Shares redeemed	(10,000)	(1,000)	(2,000)

Shares outstanding, ending	6,160	16,160	17,160

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

16. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2008	2007	2006
Shares outstanding, beginning	117,808,007	122,618,317	130,591,834
Vested restricted shares, net (a)	58,447	35,969	50,900
Issuance to Board of Directors	8,466	10,396	11,555
Issuance related to ESPP	136,487	156,517	152,567
Issuance related to SARS exercise	357,127	676,141	275,677
Shares repurchased	(1,000,000)	(5,689,333)	(8,464,216)

Shares outstanding, ending	117,368,534	117,808,007	122,618,317

(a)	Vested restricted shares shown net of shares retired to cover participant tax liability

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

17. Incentive Plans

Stock Based Incentive Plans

Effective January 1, 2006, the Company adopted the recognition provisions of FAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation costs are recognized based on the grant date fair value, in accordance with FAS 123R, for new awards granted after January 1, 2006 as well as any unvested portion of awards granted prior to January 1, 2006. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefit related to employee stock based compensation awards as of the adoption date of FAS 123R. For the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

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

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee Directors. Effective May 2008, all future grants issued to directors will be issued from the Assurant, Inc. Long- Term Equity Incentive Plan, discussed further below. The compensation expense recorded related to these shares was $625 and $565 for the years ended December 31, 2007 and 2006, respectively. There was no expense recorded for the year ended December 31, 2008.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Restricted stock granted under the ALTIP vests pro ratably over a three year period. SARs granted prior to 2007 under the ALTIP cliff vest as of December 31 of the second calendar year following the calendar year in which the right was granted, and have a five year contractual life. SARs granted in 2007 and through May 2008 cliff vest on the third anniversary from the date the award was granted, and have a five year contractual life. SARs granted under the BVR Program have a three year cliff vesting period. Restricted stock granted under the CEO Equity Grants Program have variable vesting schedules.

Long-Term Equity Incentive Plan

In May 2008, the shareholders of the Company approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorizes the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee Directors. Under the ALTEIP, the Company is authorized to grant various stock awards including but not limited to SARs, restricted stock and restricted stock units, performance shares and performance units. All future share-based grants will be issued under the ALTEIP.

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

Restricted Stock

A summary of the Company’s outstanding restricted stock is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2007	204,028	$51.41
Grants	178,994	$55.89
Vests	(98,966)	$50.57
Forfeitures	(11,655)	$55.36

Shares outstanding at December 31, 2008	272,401	$54.48

The compensation expense recorded related to restricted stock was $7,417, $5,009 and $3,366 for the years ended December 31, 2008, 2007 and 2006, respectively. The related total income tax benefit recognized was $2,398, $1,753 and $1,178 for the years ended December 31, 2008, 2007 and 2006 respectively. Total compensation expense for 2008 includes $566 for restricted stock granted to the Board of Directors, which vested immediately. The weighted average grant date fair value for restricted stock granted in 2007 and 2006 was $55.18 and $49.65, respectively.

As of December 31, 2008, there was $6,516 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $6,264, $3,365 and $2,862 respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Stock Appreciation Rights

A summary of the Company’s SARs is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
SARs outstanding, December 31, 2007	5,510,831	$39.99	—	—
Grants	1,497,891	$60.68	—	—
Exercises	(1,096,247)	$30.80	—	—
Forfeitures and adjustments	(258,061)	$53.89	—	—

SARs outstanding, December 31, 2008	5,654,414	$46.62	2.91	$6,492

SARs exercisable at December 31, 2008	2,673,989	$35.64	2.84	$6,492

There were 1,497,891 and 1,541,505 SARs granted during the years ended December 31, 2008 and 2007, respectively. The compensation expense recorded related to SARs was $14,179, $12,545 and $14,779 for the years ended December 31, 2008, 2007 and 2006, respectively. The related income tax benefit recognized was $4,922, $4,352 and $5,142 for the years ended December 31, 2008, 2007 and 2006. Total compensation expense for 2008 includes $116 for SARs granted to the Board of Directors, which vested immediately. The weighted average grant date fair value for SARs granted in 2008, 2007 and 2006 was $13.77, $11.44 and $11.37, respectively.

The total intrinsic value of SARs exercised during the years ended December 31, 2008, 2007 and 2006 was $38,527, $64,872 and $22,790, respectively. As of December 31, 2008, there was approximately $18,986 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.57 years.

The fair value of each SAR granted to employees and officers was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the year ended December 31, 2008 were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the year ended December 31, 2008 was assumed to equal the average of the vesting period of the SAR’s and the full contractual term of the SAR’s. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.

	For awards granted during the years ended December 31,
	2008	2007	2006
Expected volatility	27.69-28.15%	19.99-20.57%	20.25-22.85%
Expected term (years)	3.0-4.0	3.0-4.0	3.0-3.88
Risk free interest rates	1.84-2.19%	4.41-4.43%	4.77-4.89%
Dividend yield	0.79%	0.75%	0.65%

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their after-tax compensation in each offering period toward the purchase of shares of the Company’s common stock. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of the common stock on the first or last day of the offering period. Participants’ contributions are limited to a maximum contribution of $7.5 per offering period, or $15 per year.

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

In January 2009, the Company issued 133,994 shares to employees at a discounted price of $27.00 for the offering period of July 1, 2008 through December 31, 2008. In January 2008, the Company issued 70,646 shares to employees at a discounted price of $53.45 for the offering period of July 1, 2007 through December 31, 2007. In January 2007, the Company issued 80,282 shares at a discounted price of $43.52 for the offering period of July 1, 2006 through December 31, 2006.

In July 2008, the Company issued 65,841 shares to employees at a discounted price of $59.13 for the offering period of January 1, 2008 through June 30, 2008. In July 2007, the Company issued 76,235 shares to employees at a discounted price of $50.26 for the offering period of January 1, 2007 through June 30, 2007.

The compensation expense recorded related to the ESPP was $2,533, $1,346 and $1,239 for the years ended December 31, 2008, 2007 and 2006, respectively. The related income tax benefit for disqualified disposition was $110, $131 and $52 for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of each award under the ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model and the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.

	For awards issued during the years ended December 31,
	2008	2007	2006
Expected volatility	19.81-32.87%	17.15-22.43%	21.06-21.09%
Risk free interest rates	3.29-4.96%	5.03-5.24%	3.35-4.35%
Dividend yield	0.73-0.80%	0.71-0.82%	0.72-0.88%
Expected term (years)	0.5	0.5	0.5

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Non-Stock Based Incentive Plans

Deferred Compensation

The Deferred Compensation Programs consist of the AIP, the ASIC and the ADC. The AIP and ASIC Plans provided key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. Both Plans were frozen in December 2004 and no additional contributions can be made to the Plans. Effective March 1, 2005 and amended and restated January 1, 2008, the ADC Plan was established in order to comply with the Jobs Act of 2004 and IRC Section 409A. The ADC Plan provides key employees the ability to defer a portion of their eligible compensation to be invested in a variety of mutual funds. Deferrals and withdrawals under the ADC are fully compliant with the Jobs Act definition of eligible compensation and distribution requirements. The amounts included in other investments and other liabilities related to the Deferred Compensation Plans were $57,270 and $102,747 at December 31, 2008 and 2007, respectively.

18. Stock Repurchase

On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock through a stock repurchase program. On September 4, 2007, the Company suspended its stock repurchase program. On November 11, 2008, the Company reinstated its stock repurchase program, however no shares were repurchased under the program and it expired on January 31, 2009.

On August 7, 2008, the Company purchased 1,000,000 of its common shares from Fortis Insurance N.V. (“Fortis”) at a price, including transaction fees, of $59.00 per share for a total of $59,000. The shares were purchased in a private aftermarket block transaction.

Under this authorization 5,689,333 shares were repurchased at a cost of $312,563 for the year ended December 31, 2007.

There is $201,992 remaining under the current authorization.

19. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Securities	Pension Under- funding	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2006	$42,635	$125,629	$(80,200)	$88,064

Activity in 2007	41,800	(102,245)	26,292	(34,153)

Balance at December 31, 2007	84,435	23,384	(53,908)	53,911

Activity in 2008	(130,379)	(501,784)	(92,694)	(724,857)

Balance at December 31, 2008	$(45,944)	$(478,400)	$(146,602)	$(670,946)

The unrealized gains (losses) on securities is net of reclassification adjustments of $(225,333), $(44,389) and $(8,886), net of tax, in 2008, 2007 and 2006, respectively, for net realized gains (losses) on sales of securities included in net income.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes, intangible assets and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2008		2007	2006
Statutory net income
P&C companies	$356,128		$310,666	$242,848
Life companies	64,214		346,930	474,966	(1)

Total statutory net income	$420,342	(2)	$657,596	$717,814

(1)	The $ 474,966 Life Companies statutory net income in 2006 includes a gain of approximately $31,700 (after-tax) resulting from the April 2006 sale of the Canadian insurance operations of Union Security Insurance Company (USIC) to an affiliated entity not subject to SAP. The Life Companies 2006 statutory net income also includes approximately $40,500 (after-tax) of other income resulting from a legal settlement.
(2)	The $420,342 total statutory net income includes $224,290 (after-tax) of net realized losses on investments, including $177,890 (after-tax) of realized losses due to other-than-temporary impairments, and $86,200 (after-tax) of incurred insurance losses due to Hurricanes Gustav and Ike.

	December 31,
	2008	2007
Statutory capital and surplus
P&C companies	$1,380,247	$1,271,891
Life companies	930,685	1,094,320

Total statutory capital and surplus	$2,310,932	$2,366,211

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2009 without regulatory approval is approximately $482,143. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

21. Retirement and Other Employee Benefits

The Company and its subsidiaries participate in a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also has a noncontributory, nonqualified supplemental program covering certain employees. The qualified and nonqualified plans are referred to as “Pension Benefits” unless otherwise noted. The Company has the right to modify or terminate these benefits; however, the Company will not be relieved of its obligation to plan participants for their vested benefits.

In addition, the Company provides certain life and healthcare benefits (“Retirement Health Benefits”) for retired employees and their dependents. Substantially all employees of the Company may become eligible for these benefits depending on age and years of service. The Company has the right to modify or terminate these benefits. Plan assets and benefit obligations are measured as of December 31, 2008.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Summarized information on the Company’s Pension Benefits and Retirement Health Benefit plans for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2008	2007	2006	2008	2007	2006
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(519,622)	$(517,263)	$(487,670)	$(59,068)	$(60,547)	$(60,698)
Service cost	(22,904)	(22,605)	(21,705)	(2,801)	(2,935)	(2,791)
Interest cost	(33,440)	(30,299)	(27,098)	(3,816)	(3,465)	(3,087)
Amendments	(4,412)	(3,976)	—	—	—	(389)
Actuarial (loss) gain	(29,981)	27,851	(5,481)	(3,054)	6,333	5,165
Benefits paid	28,927	26,670	24,691	1,573	1,546	1,253

Projected benefit obligation at end of year	$(581,432)	$(519,622)	$(517,263)	$(67,166)	$(59,068)	$(60,547)

Change in plan assets
Fair value of plan assets at beginning of year	$452,723	$404,237	$353,154	$21,851	$15,436	$13,734
Actual return on plan assets	(71,459)	30,160	49,001	(4,278)	482	1,895
Employer contributions	29,695	46,117	27,350	7,687	7,479	1,060
Benefits paid (including administrative expenses)	(30,382)	(27,791)	(25,268)	(1,573)	(1,546)	(1,253)

Fair value of plan assets at end of year	$380,577	$452,723	$404,237	$23,687	$21,851	$15,436

Funded status at end of year	$(200,855)	$(66,899)	$(113,026)	$(43,479)	$(37,217)	$(45,111)

For the years ended December 31, 2008, 2007 and 2006, accumulated benefit obligations exceeded plan assets as follows:

	Pension Benefits
	2008	2007	2006
Projected benefit obligation	$581,432	$519,622	$517,263
Accumulated benefit obligation	$506,363	$453,092	$449,209
Fair value of plan assets	$380,577	$452,723	$404,237

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2008	2007	2006	2008	2007	2006
Non-current asset	$—	$30,283	$—	$—	$—	$—
Current liabilities	$(10,870)	$(5,220)	$(10,651)	$—	$—	$(862)
Non-current liabilities	$(189,985)	$(91,963)	$(102,375)	$(43,479)	$(37,217)	$(44,249)

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Amounts recognized in accumulated other comprehensive (loss) income consist of:

	Pension Benefits			Retirement Health Benefits
	2008	2007	2006	2008	2007	2006
Net (loss) gain	$(207,391)	$(73,808)	$(107,260)	$(488)	$9,112	$3,553
Prior service cost	(10,705)	(9,926)	(10,025)	(6,889)	(8,231)	(9,573)

	$(218,096)	$(83,734)	$(117,285)	$(7,377)	$881	$(6,020)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive (loss) income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2008	2007	2006	2008	2007	2006
Net periodic benefit cost
Service cost	$22,904	$22,605	$21,705	$2,801	$2,935	$2,791
Interest cost	33,440	30,299	27,098	3,816	3,465	3,087
Expected return on plan assets	(36,630)	(32,565)	(28,541)	(2,033)	(1,256)	(1,133)
Amortization of prior service cost	3,633	4,075	3,714	1,342	1,342	1,331
Amortization of net loss (gain)	4,196	9,012	11,600	(236)	—	—
Settlement loss	1,746	115	609	—	—

Net periodic benefit cost	$29,289	$33,541	$36,185	$5,690	$6,486	$6,076

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (loss) income
Net gain (loss)	$137,779	$(24,325)	$(107,260)	$9,365	$(5,559)	$3,553
Amortization of prior service cost	(3,633)	(4,075)	—	(1,342)	(1,342)	—
Amortization of net loss (gain)	(4,196)	(9,127)	—	236	—	—
Prior service credit (cost)	4,412	3,976	(10,025)	—	—	(9,573)

Total recognized in accumulated other comprehensive (loss) income	$134,362	$(33,551)	$(117,285)	$8,259	$(6,901)	$(6,020)

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss) income	$163,651	$(10)	$(81,100)	$13,949	$(415)	$56

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year are $7,724 and $1,968, respectively. The estimated net gain and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive (loss) income into net periodic cost over the next fiscal year is zero and $1,342, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Determination of the projected benefit obligation was based on the following assumptions for the year ended December 31:

	Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.49%	5.89%	6.29%	6.28%	5.89%	6.22%	6.55%	5.92%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the year ended December 31:

	Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.49%	5.89%	5.66%	6.28%	5.89%	5.66%	6.55%	5.92%	5.66%
Expected long- term return on plan assets	8.25%	8.25%	8.25%	—	—	—	8.25%	8.25%	8.25%

The selection of our discount rate assumption reflects the rate at which the pension and postretirement plan obligations could be effectively settled at December 31, 2008, 2007 and 2006. The methodology for selecting the discount rate was to match each plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate, for each plan, is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily, government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of the 8.25% assumption for the fiscal year 2008, 2007 and 2006. Due to significant volatility in the debt and equity securities markets, actual return on plan assets was (16.0)% for the year ended December 31, 2008.

	Retirement Health Benefits
	2008	2007	2006
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	8.0%	9.0%	9.0%
Post-65 Non-reimbursement Plan	10.0%	11.0%	11.0%
Pre-65 Reimbursement Plan	8.0%	9.0%	9.0%
Post-65 Reimbursement Plan	10.0%	11.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2012	2012	2011
Post-65 Non-reimbursement Plan	2014	2014	2013
Pre-65 Reimbursement Plan	2012	2012	2011
Post-65 Reimbursement Plan	2014	2014	2013

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2008	2007	2006
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$20	$19	$65
Effect on postretirement benefit obligation	345	303	1,151
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	(20)	(19)	(66)
Effect on postretirement benefit obligation	(350)	(308)	(1,143)

The goal of our asset strategy is to determine if the growth in the value of the fund over the long-term, both in real and nominal terms, manages (controls) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities.

The Company’s qualified pension plans and other post retirement benefit plans weighted-average asset allocation at December 31, by asset category, are as follows:

	Pension Benefits			Retirement Health Benefits
	2008	2007	2006	2008	2007	2006
Assets Category
Equity securities	34.0%	73.7%	76.9%	34.0%	73.7%	76.9%
Debt securities	64.0%	23.5%	22.2%	64.0%	23.5%	22.2%
Other	2.0%	2.8%	0.9%	2.0%	2.8%	0.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The Investment Committee that oversees the investment of the plan assets conducted a review of the investment strategies and policies of the Plan. This included a review of the strategic asset allocation, including the relationship of the Plan liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted a target asset allocation and modified the ranges:

	Low	Target	High
Debt securities	45%	50%	55%
Equity securities *	45%	50%	55%

*	Target asset allocations for equity securities include allocations for alternative investments. The Company expects to invest certain plan assets in alternative investments, examples of which include funds of hedge funds, private real estate and private equity, during 2009. Amounts allocated for these investments are included in the fixed maturities caption of the Assets Category schedule at December 31, 2008, provided in the section above.

The equity securities category includes both domestic and foreign equity securities. The target asset equity security allocation of U.S. and foreign securities is 22.5% and 7.5%, respectively.

The Company expects to contribute $40,000 to its qualified pension plan and $10,000 to its retirement health benefits plan in 2009.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2009	$34,504	$1,653
2010	32,498	1,903
2011	34,374	2,195
2012	37,727	2,490
2013	39,740	2,839
Years 2014-2018	265,020	20,497

Total	$443,863	$31,577

The Company and its subsidiaries have a defined contribution plan covering substantially all employees which provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $32,431, $30,628 and $29,260 in 2008, 2007 and 2006, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The following tables summarize selected financial information by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,813,407	$2,048,238	$1,951,955	$1,111,748	$—	$7,925,348
Net investment income	420,615	123,043	57,464	147,027	26,198	774,347
Net realized losses on investments	—	—	—	—	(428,679)	(428,679)
Amortization of deferred gain on disposal of businesses	—	—	—	—	29,412	29,412
Fees and other income	182,508	50,000	38,917	26,139	3,236	300,800

Total revenues	3,416,530	2,221,281	2,048,336	1,284,914	(369,833)	8,601,228

Benefits, losses and expenses
Policyholder benefits	1,198,758	785,403	1,258,188	775,684	1,114	4,019,147
Amortization of deferred acquisition costs and value of business acquired	1,281,118	335,290	18,253	37,019	—	1,671,680
Underwriting, general and administrative expenses	760,774	482,558	586,352	363,797	92,689	2,286,170
Interest expense	—	—	—	—	60,953	60,953

Total benefits, losses and expenses	3,240,650	1,603,251	1,862,793	1,176,500	154,756	8,037,950

Segment income (loss) before provision (benefit) for income tax	175,880	618,030	185,543	108,414	(524,589)	563,278
Provision (benefit) for income taxes	63,697	212,827	65,289	37,857	(264,188)	115,482

Segment income (loss) after income tax	$112,183	$405,203	$120,254	$70,557	$(260,401)

Net income						$447,796

Segment Assets:
Segments assets, excluding goodwill	$11,151,178	$3,335,130	$1,040,761	$2,559,065	$5,426,553	$23,512,687

Goodwill						1,001,899

Total assets						$24,514,586

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2007
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,530,445	$1,682,266	$2,050,280	$1,144,739	$—	$7,407,730
Net investment income	427,331	100,210	66,634	166,955	37,943	799,073
Net realized losses on investments	—	—	—	—	(62,220)	(62,220)
Amortization of deferred gain on disposal of businesses	—	—	—	—	33,139	33,139
Fees and other income	159,211	51,256	40,583	23,997	746	275,793

Total revenues	3,116,987	1,833,732	2,157,497	1,335,691	9,608	8,453,515

Benefits, losses and expenses
Policyholder benefits	1,073,858	548,873	1,295,441	790,570	3,969	3,712,711
Amortization of deferred acquisition costs and value of business acquired	1,104,614	274,399	19,769	30,953	—	1,429,735
Underwriting, general and administrative expenses	726,095	427,559	607,579	380,915	96,703	2,238,851
Interest expense	—	—	—	—	61,178	61,178

Total benefits, losses and expenses	2,904,567	1,250,831	1,922,789	1,202,438	161,850	7,442,475

Segment income (loss) before provision (benefit) for income tax	212,420	582,901	234,708	133,253	(152,242)	1,011,040
Provision (benefit) for income taxes	68,499	203,661	82,965	46,232	(44,063)	357,294

Segment income (loss) after income tax	$143,921	$379,240	$151,743	$87,021	$(108,179)

Net income						$653,746

Segment assets:
Segments assets, excluding goodwill	$11,936,776	$2,956,414	$1,236,591	$2,807,698	$6,980,181	$25,917,660

Goodwill						832,656

Total assets						$26,750,316

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2006
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,371,605	$1,208,311	$2,083,957	$1,179,902	$—	$6,843,775
Net investment income	392,510	74,501	75,215	158,525	35,935	736,686
Net realized gains on investments	—	—	—	—	111,865	111,865
Amortization of deferred gain on disposal of businesses	—	—	—	—	37,300	37,300
Fees and other income	221,751	49,424	41,560	27,541	682	340,958

Total revenues	2,985,866	1,332,236	2,200,732	1,365,968	185,782	8,070,584

Benefits, losses and expenses
Policyholder benefits	998,770	408,721	1,300,817	827,208	5	3,535,521
Amortization of deferred acquisition costs and value of business acquired	902,403	232,780	24,756	26,771	—	1,186,710
Underwriting, general and administrative expenses	787,373	320,672	616,572	383,675	83,076	2,191,368
Interest expense	—	—	—	—	61,243	61,243

Total benefits, losses and expenses	2,688,546	962,173	1,942,145	1,237,654	144,324	6,974,842

Segment income before provision for income tax	297,320	370,063	258,587	128,314	41,458	1,095,742
Provision for income taxes	98,427	128,942	90,668	44,711	17,123	379,871

Segment income after income tax	$198,893	$241,121	$167,919	$83,603	$24,335	$715,871

Cumulative effect of change in accounting principle						1,547

Net income						$717,418

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The Company operates primarily in the United States and Canada, but also in selected international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived assets
2008
United States	$7,765,060	$269,907
Foreign countries	836,168	8,714

Total	$8,601,228	$278,621

2007
United States	$7,740,702	$264,550
Foreign countries	712,813	11,229

Total	$8,453,515	$275,779

2006
United States	$7,482,045	$267,870
Foreign countries	588,539	7,331

Total	$8,070,584	$275,201

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. The Company has no reportable major customers.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

The Companies net earned premiums by segment and product are as follows:

	2008	2007	2006
Solutions:
Credit	$647,939	$679,940	$763,194
Service contracts	1,720,134	1,406,794	1,140,264
Preneed	365,000	341,858	320,135
Other	80,334	101,853	148,012

Total	$2,813,407	$2,530,445	$2,371,605

Specialty Property:
Homeowners (creditor placed and voluntary)	$1,471,012	$1,188,090	$753,169
Manufactured housing (creditor placed and voluntary)	225,209	209,104	214,461
Other	352,017	285,072	240,681

Total	$2,048,238	$1,682,266	$1,208,311

Health:
Individual medical	$1,276,743	$1,283,321	$1,213,677
Short-term medical	101,435	96,837	101,454
Small employer group	573,777	670,122	768,826

Total	$1,951,955	$2,050,280	$2,083,957

Employee Benefits:
Group dental	$435,115	$412,810	$428,218
Group disability single premiums for closed blocks	11,447	49,456	46,313
All other group disability	459,208	467,490	480,924
Group life	205,978	214,983	224,447

Total	$1,111,748	$1,144,739	$1,179,902

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

23. Earnings per common share

The following table presents the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below.

	Years Ended December 31,
	2008	2007	2006
Numerator
Net income before cumulative effect of change in accounting principle	$447,796	$653,746	$715,871
Cumulative effect of change in accounting principle (Note 17)	—	—	1,547

Net income	$447,796	$653,746	$717,418

Denominator
Weighted average shares outstanding used in basic per share calculations	117,764,288	119,737,556	126,846,990
Incremental common shares from assumed:
SARs	831,700	1,554,047	1,853,972
Restricted stock	103,331	74,443	31,572
ESPP	137,012	70,647	80,279

Weighted average shares used in diluted per share calculations	118,836,331	121,436,693	128,812,813

Earnings Per Common Share—Basic
Net income before cumulative effect of change in accounting principle	$3.80	$5.46	$5.65
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$3.80	$5.46	$5.66

Earnings Per Common Share—Diluted
Net income before cumulative effect of change in accounting principle	$3.77	$5.38	$5.56
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$3.77	$5.38	$5.57

Average restricted shares totaling 5,537, 18,412 and 68,753 for the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average SARs totaling 2,500,386, 1,217,500 and zero for the years ended December 31, 2008, 2007 and 2006, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

24. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2008
Total revenues	$2,177,325	$2,248,760	$1,954,535	$2,220,608
Income (loss) before provision (benefit) for income taxes	285,928	249,414	(163,520)	191,456
Net income (loss)	186,830	189,954	(111,429)	182,441
Basic per share data:
Income (loss) before provision (benefit) for income taxes	$2.43	$2.11	$(1.39)	$1.63
Net income (loss)	$1.58	$1.61	$(0.95)	$1.55
Diluted per share data:
Income (loss) before provision (benefit) for income taxes	$2.40	$2.09	$(1.39)	$1.63
Net income (loss)	$1.57	$1.59	$(0.95)	$1.55

	March 31	June 30	September 30	December 31
2007
Total revenues	$2,057,263	$2,064,727	$2,148,192	$2,183,333
Income before provision for income taxes	277,519	252,474	284,145	196,902
Net income	179,457	166,280	187,191	120,818
Basic per share data:
Income before provision for income taxes	$2.27	$2.09	$2.40	$1.67
Net income	$1.47	$1.38	$1.58	$1.03
Diluted per share data:
Income before provision for income taxes	$2.24	$2.06	$2.37	$1.65
Net income	$1.45	$1.36	$1.56	$1.01

During the fourth quarter of 2008, the Company recorded a $62,343 tax benefit due to the release of a valuation allowance related to deferred tax assets on capital loss carryovers and pre-tax net realized losses on investments of $51,757. Included in net realized losses are other-than-temporary impairments of $40,023.

During the third quarter of 2008, the Company realized pre-tax losses associated with hurricanes Gustav and Ike of $132,615 and pre-tax realized net losses on investments of $299,205. Included in net realized losses are other-than-temporary impairments of $229,148.

During the fourth quarter of 2007, the Company realized pre-tax net realized losses on investments of $51,628. Included in net realized losses are other-than-temporary impairments of $41,485.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

25. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2008, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2009	$35,181
2010	26,406
2011	16,772
2012	12,106
2013	8,083
Thereafter	26,980

Total minimum future lease payments	$125,528

Rent expense was $37,360, $38,237 and $40,112 for 2008, 2007 and 2006, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $29,617 and $31,813 of letters of credit outstanding as of December 31, 2008 and 2007, respectively.

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

Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation between multiple layers of retrocessionaires, reinsurers, ceding companies and intermediaries, including brokers, in an effort to resolve these disputes. Many of the disputes involving ARIC and an affiliate, Bankers Insurance Company Limited (“BICL”), relating to the 1995 and 1997 program years, were resolved by settlement or arbitration. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes. On February 28, 2006, there was a settlement relating to the 1996 program.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

In 2007, there were two settlements relating to parts of the 1997 program. During 2008, there was a $35,000 settlement relating to the 1997 program. Loss accruals previously established relating to the 1996 and 1997 programs were adequate. As of December 31, 2008, we have $24,046 in loss reserves accrued. The Company believes, based on information currently available, that the amounts accrued are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

As previously disclosed, the Company and certain of its officers and former employees have received subpoenas and requests from the SEC in connection with its investigation by the SEC Staff into certain finite reinsurance contracts entered into by the Company. The Company is cooperating fully and is complying with the requests.

The Company conducted an evaluation of the transactions that could potentially fall within the scope of the subpoenas, as defined by the authorities, and the Company has provided information as requested. On the basis of our investigation, the Company has concluded that there was a verbal side agreement with respect to one of our reinsurers under our catastrophe reinsurance program. The contract to which this verbal side agreement applied was accounted for using reinsurance accounting as opposed to deposit accounting. While management believes that the difference resulting from the appropriate alternative accounting treatment would be immaterial to our financial position or results of operations, regulators may reach a different conclusion. In 2004 and 2003, premiums ceded to this reinsurer were $2,600 and $1,500, respectively, and losses ceded were $10,000 and zero, respectively. This contract expired in December 2004 and was not renewed.

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

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. The Board’s decision to reinstate Mr. Pollock implies no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notice to him remains in effect. The SEC Staff’s inquiry continues, and we cannot predict the duration or outcome of the investigation.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(In thousands except number of shares and per share amounts)

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

Assurant, Inc.

at December 31, 2008

Schedule I—Summary of Investments Other –Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$150,487	$150,487
States, municipalities and political subdivisions	874,134	873,580	873,580
Foreign governments	503,620	513,318	513,318
Public utilities	1,162,447	1,126,711	1,126,711
Mortgage-backed	981,275	964,285	964,285
All other corporate	5,546,027	4,962,885	4,962,885

Total fixed maturity securities	9,204,228	8,591,266	8,591,266

Equity securities:
Industrial, miscellaneous and all other	5,384	4,049	4,049
Non sinking fund preferred stocks	571,972	470,824	470,824

Total equity securities	577,356	474,873	474,873

Commercial mortgage loans on real estate, at amortized cost	1,506,694	1,509,923	1,506,694
Policy loans	58,096	58,096	58,096
Short-term investments	703,402	703,402	703,402
Collateral held under securities lending	256,506	234,027	234,027
Other investments	498,434	498,434	498,434

Total investments	$12,804,716	$12,070,021	$12,066,792

Assurant, Inc.

Schedule II—Condensed Balance Sheet (Parent Only)

	December 31,
	2008	2007
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,209,278	$4,500,567
Fixed maturity securities (amortized cost—$22,638 in 2008 and $110,022 in 2007)	16,738	109,655
Short-term investments	3,777	3,166
Other investments	75,762	122,276

Total investments	4,305,555	4,735,664

Cash and cash equivalents	302,319	277,958
Receivable from subsidiaries, net	5,967	9,796
Income tax receivable	43,026	41,838
Accrued investment income	137	1,761
Property and equipment, at cost less accumulated depreciation	149,302	147,034
Deferred income taxes, net	199,353	91,029
Goodwill	43,832	43,832
Other assets	36,637	40,336

Total assets	$5,086,128	$5,389,248

Liabilities
Accounts payable and other liabilities	$393,506	$307,322
Debt	971,957	971,863
Mandatorily redeemable preferred stock	11,160	21,160

Total liabilities	1,376,623	1,300,345

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 117,368,534 and 117,808,007 shares outstanding at December 31, 2008 and 2007, respectively	1,443	1,438
Additional paid-in capital	2,928,160	2,904,970
Retained earnings	2,650,371	2,269,107
Accumulated other comprehensive (loss) income	(670,946)	53,911
Treasury stock, at cost; 26,997,943 and 25,997,943 shares at December 31, 2008 and 2007, respectively	(1,199,523)	(1,140,523)

Total stockholders’ equity	3,709,505	4,088,903

Total liabilities and stockholders’ equity	$5,086,128	$5,389,248

Assurant, Inc.

Schedule II—Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2008	2007	2006
	(in thousands )
Revenues
Net investment income	$9,358	$22,265	$19,643
Net realized (losses) gains on investments	(208)	687	98,151
Fees and other income	77,567	58,551	60,760
Equity in undistributed and distributed net income of subsidiaries	435,808	750,058	686,928

Total revenues	522,525	831,561	865,482
Expenses
General and administrative expenses	151,529	137,888	121,226
Interest expense	60,953	61,178	61,243

Total expenses	212,482	199,066	182,469

Income before benefit for income taxes and cumulative effect of change in accounting principle	310,043	632,495	683,013
Benefit for income taxes	137,753	21,251	32,858

Net income before cumulative effect of change in accounting principle	447,796	653,746	715,871
Cumulative effect of change in accounting principle	—	—	1,547

Net income	$447,796	$653,746	$717,418

Assurant, Inc.

Schedule II—Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Operating Activities
Net income	$447,796	$653,746	$717,418
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (income) on consolidated subsidiaries	(432,102)	(752,957)	(623,252)
Dividends received from subsidiaries	453,303	436,900	554,270
Change in receivables	5,453	9,540	8,024
Change in income taxes	(50,437)	31,475	3,162
Change in accounts payable and other liabilities	(56,421)	(46,116)	4,041
Change in trading portfolio	46,507	1,240	236
Depreciation and amortization	35,689	33,589	30,114
Net realized losses (gains) on investments	208	(687)	(98,151)
Tax benefit from share-based payment arrangements	(5,682)	(9,381)	(2,561)
Stock based compensation expense	24,129	19,526	17,569
Other	(6,764)	(18,012)	(11,751)

Net cash provided by operating activities	461,679	358,863	599,119

Investing Activities
Sales of:
Fixed maturity securities available for sale	3,862	41,454	7,422
Property and equipment and other (1)	5	1,233	169,541
Subsidiary, net of cash transferred (2)	28,031	—	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	82,770	13,509	37,567
Purchase of:
Fixed maturity securities available for sale	—	(38,297)	(71,584)
Property and equipment and other	(37,892)	(29,516)	(49,440)
Subsidiary	—	(23,432)	(11,000)
Capital contributed to subsidiaries	(386,500)	(182,381)	(76,143)
Change in short-term investments	(611)	5,045	3,856
Change in other invested assets	7	5	(6,976)

Net cash (used in) provided by investing activities	(310,328)	(212,380)	3,243

Financing Activities
Repayment of mandatorily redeemable preferred stock	(10,000)	(1,000)	(2,000)
Tax benefit from share-based payment arrangements	5,682	9,381	2,561
Acquisition of common stock	(59,000)	(315,570)	(422,451)
Dividends paid	(63,672)	(55,038)	(48,157)
Commercial paper issued	—	39,958	59,941
Commercial paper repaid	—	(40,000)	(60,000)

Net cash used in financing activities	(126,990)	(362,269)	(470,106)

Change in cash and cash equivalents	24,361	(215,786)	132,256
Cash and cash equivalents at beginning of period	277,958	493,744	361,488

Cash and cash equivalents at end of period	$302,319	$277,958	$493,744

(1)	This includes $146,368 from the sale of our equity interest in PHCS in November 2006.
(2)	This relates to the sale of UFLIC to a third party on May 1, 2008.

Assurant, Inc.

for the years ended December 31, 2008, 2007 & 2006

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Property and Casualty Premiums Written
(in thousands)
2008
Solutions	$2,407,675	$4,221,357	$3,985,167	$367,582	$2,813,407	$420,615	$1,198,758	$1,265,196	$776,696	$667,260
Specialty Property	201,817	3,473	1,243,043	411,359	2,048,238	123,043	785,403	334,516	483,332	2,207,540
Employee Benefits	24,557	705	13,168	1,775,285	1,111,748	147,027	775,684	37,019	363,796	—
Health	16,623	107,394	124,759	315,706	1,951,955	57,464	1,258,188	18,253	586,352	—
Corporate and Other	—	2,762,716	41,722	432,799	—	26,198	1,114	—	92,690	—

Total segments	$2,650,672	$7,095,645	$5,407,859	$3,302,731	$7,925,348	$774,347	$4,019,147	$1,654,984	$2,302,866	$2,874,800

2007
Solutions	$2,658,208	$4,298,202	$4,171,002	$378,215	$2,530,445	$427,331	$1,073,858	$1,087,388	$743,321	$740,875
Specialty Property	178,398	4,472	1,052,326	309,590	1,682,266	100,210	548,873	272,961	428,997	1,872,476
Employee Benefits	24,565	759	14,259	1,842,102	1,144,739	166,955	790,570	30,953	380,915	—
Health	34,174	132,166	128,756	367,959	2,050,280	66,634	1,295,441	19,769	607,579	—
Corporate and Other	—	2,753,897	44,366	405,218	—	37,943	3,969	—	96,703	—

Total segments	$2,895,345	$7,189,496	$5,410,709	$3,303,084	$7,407,730	$799,073	$3,712,711	$1,411,071	$2,257,515	$2,613,351

2006
Solutions	$2,168,708	$3,865,514	$3,431,658	$387,691	$2,371,605	$392,510	$998,770	$884,831	$804,945	$823,783
Specialty Property	148,635	4,171	820,533	274,493	1,208,311	74,501	408,721	232,780	320,672	1,313,146
Employee Benefits	27,504	550	12,694	1,852,684	1,179,902	158,525	827,208	26,771	383,675	—
Health	53,059	155,175	119,934	401,551	2,083,957	75,215	1,300,817	24,756	616,572	—
Corporate and Other	—	2,729,064	45,074	412,320	—	35,935	5	—	83,077	—

Total segments	$2,397,906	$6,754,474	$4,429,893	$3,328,739	$6,843,775	$736,686	$3,535,521	$1,169,138	$2,208,941	$2,136,929

Assurant, Inc.

for the years ended December 31, 2008

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$121,510,500	$38,369,258	$1,872,195	$85,013,437	2.2%

Premiums:
Life insurance	$1,136,777	$422,862	$9,448	$723,363	1.3%
Accident and health insurance	3,686,230	726,497	145,199	3,104,932	4.7%
Property and liability insurance	4,799,653	898,161	195,561	4,097,053	4.8%

Total earned premiums	$9,622,660	$2,047,520	$350,208	$7,925,348	4.4%

Benefits:
Life insurance	$1,152,179	$591,238	$27,922	$588,863	4.7%
Accident and health insurance	2,155,549	340,794	132,506	1,947,261	6.8%
Property and liability insurance	1,811,867	416,661	87,817	1,483,023	5.9%

Total policyholder benefits	$5,119,595	$1,348,693	$248,245	$4,019,147	6.2%

Assurant, Inc.

for the years ended December 31, 2007

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$135,494,023	$42,443,183	$1,035,817	$94,086,657	1.1%

Premiums:
Life insurance	$1,177,622	$434,088	$35,445	$778,979	4.6%
Accident and health insurance	3,796,161	712,309	197,611	3,281,463	6.0%
Property and liability insurance	3,866,992	855,600	335,896	3,347,288	10.0%

Total earned premiums	$8,840,775	$2,001,997	$568,952	$7,407,730	7.7%

Benefits:
Life insurance	$1,321,162	$751,431	$20,075	$589,806	3.4%
Accident and health insurance	2,111,216	307,163	180,881	1,984,934	9.1%
Property and liability insurance	1,314,488	270,974	94,457	1,137,971	8.3%

Total policyholder benefits	$4,746,866	$1,329,568	$295,413	$3,712,711	8.0%

Assurant, Inc.

for the years ended December 31, 2006

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$136,511,963	$37,861,720	$994,736	$99,644,979	1.0%

Premiums:
Life insurance	$877,535	$443,055	$42,476	$476,956	8.9%
Accident and health insurance	4,224,731	711,240	212,060	3,725,551	5.7%
Property and liability insurance	3,258,093	846,585	229,760	2,641,268	8.7%

Total earned premiums	$8,360,359	$2,000,880	$484,296	$6,843,775	7.1%

Benefits:
Life insurance	$968,284	$768,285	$16,986	$216,985	7.8%
Accident and health insurance	2,609,700	411,757	197,788	2,395,731	8.3%
Property and liability insurance	1,130,013	289,888	82,680	922,805	9.0%

Total policyholder benefits	$4,707,997	$1,469,930	$297,454	$3,535,521	8.4%

Assurant, Inc.

as of December 31, 2008, 2007 and 2006

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2008:
Valuation allowance for foreign NOL deferred tax carryforward	$3,235	$4,231	$—	$—	$7,466
Valuation allowance for deferred tax assets	1,023	90,305	—	—	91,328
Valuation allowance for mortgage loans on real estate	5,290	628	(10)	—	5,908
Valuation allowance for uncollectible agents balances	12,052	1,620	(9)	1,722	11,941
Valuation allowance for uncollectible accounts	4,768	12,622	(130)	2,836	14,424
Valuation allowance for Reinsurance Recoverables	7,811	1,809	60	—	9,680

Total	$34,179	$111,215	$(89)	$4,558	$140,747

2007:
Valuation allowance for foreign NOL deferred tax carryforward	$8,782	$(5,547)	—	—	$3,235
Valuation allowance for deferred tax assets	—	1,023	—	—	1,023
Valuation allowance for mortgage loans on real estate	4,753	537	—	—	5,290
Valuation allowance for uncollectible agents balances	16,711	(2,938)	189	1,910	12,052
Valuation allowance for uncollectible accounts	6,876	3,799	(19)	5,888	4,768
Valuation allowance for Reinsurance Recoverables	7,717	86	8	—	7,811

Total	$44,839	$(3,040)	$178	$7,798	$34,179

2006:
Valuation allowance for foreign NOL deferred tax carryforward	$—	$8,782	$—	$—	$8,782
Valuation allowance for mortgage loans on real estate	19,921	(15,168)	—	—	4,753
Valuation allowance for uncollectible agents balances	17,784	857	(82)	1,848	16,711
Valuation allowance for uncollectible accounts	7,550	(128)	84	630	6,876
Valuation allowance for Reinsurance Recoverables	10,383	19	—	2,685	7,717

Total	$55,638	$(5,638)	$2	$5,163	$44,839