Form 10-Q
period 2009-03-31
ASSURANT INC
filed 2009-05-06
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The number of shares of the registrant’s Common Stock outstanding at May 1, 2009 was 117,753,411.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$9,320,038 in 2009 and $9,204,228 in 2008)	$8,616,598	$8,591,266
Equity securities available for sale, at fair value (cost—$540,903 in 2009 and $577,356 in 2008)	374,376	474,873
Commercial mortgage loans on real estate, at amortized cost	1,495,420	1,506,694
Policy loans	57,793	58,096
Short-term investments	664,272	703,402
Collateral held under securities lending	181,177	234,027
Other investments	488,410	498,434

Total investments	11,878,046	12,066,792
Cash and cash equivalents	664,339	1,040,684
Premiums and accounts receivable, net	439,534	513,181
Reinsurance recoverables	4,076,574	4,010,170
Accrued investment income	153,819	144,679
Tax receivable	—	44,156
Deferred acquisition costs	2,579,420	2,650,672
Property and equipment, at cost less accumulated depreciation	277,288	278,621
Deferred income taxes, net	530,700	449,372
Goodwill	1,005,027	1,001,899
Value of business acquired	104,627	108,204
Other assets	508,908	427,347
Assets held in separate accounts	1,602,362	1,778,809

Total assets	$23,820,644	$24,514,586

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$7,150,150	$7,095,645
Unearned premiums	5,227,849	5,407,859
Claims and benefits payable	3,278,332	3,302,731
Commissions payable	192,295	233,200
Reinsurance balances payable	67,862	88,393
Funds held under reinsurance	38,492	38,433
Deferred gain on disposal of businesses	180,558	187,360
Obligation under securities lending	202,616	256,506
Accounts payable and other liabilities	1,165,168	1,433,028
Tax payable	64,496	—
Debt	971,982	971,957
Mandatorily redeemable preferred stock	8,160	11,160
Liabilities related to separate accounts	1,602,362	1,778,809

Total liabilities	20,150,322	20,805,081

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 117,533,500 and 117,368,534 shares outstanding at March 31, 2009 and December 31, 2008, respectively	1,445	1,443
Additional paid-in capital	2,936,265	2,928,160
Retained earnings	2,714,463	2,650,371
Accumulated other comprehensive loss	(782,328)	(670,946)
Treasury stock, at cost; 26,997,943 shares at March 31, 2009 and December 31, 2008	(1,199,523)	(1,199,523)

Total stockholders’ equity	3,670,322	3,709,505

Total liabilities and stockholders’ equity	$23,820,644	$24,514,586

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(in thousands except per share and share amounts)
Revenues
Net earned premiums and other considerations	$1,874,579	$1,941,417
Net investment income	178,479	197,774
Net realized losses on investments	(55,689)	(43,143)
Amortization of deferred gain on disposal of businesses	6,802	7,379
Fees and other income	83,706	73,898

Total revenues	2,087,877	2,177,325

Benefits, losses and expenses
Policyholder benefits	960,342	937,459
Amortization of deferred acquisition costs and value of business acquired	387,794	405,208
Underwriting, general and administrative expenses	566,685	533,442
Interest expense	15,189	15,288

Total benefits, losses and expenses	1,930,010	1,891,397

Income before provision for income taxes	157,867	285,928
Provision for income taxes	77,286	99,098

Net income	$80,581	$186,830

Earnings Per Share
Basic	$0.68	$1.58
Diluted*	$0.68	$1.56
Dividends per share	$0.14	$0.12

Share Data:
Weighted average shares outstanding used in basic per share calculations*	117,891,543	118,103,519
Plus: Dilutive securities*	76,204	1,283,802

Weighted average shares used in diluted per share calculations*	117,967,747	119,387,321

*Prior period amounts have been adjusted in accordance with FSP EITF 03-6-1. See Notes 3 and 9.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

From December 31, 2008 through March 31, 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2008	$1,443	$2,928,160	$2,650,371	$(670,946)	$(1,199,523)	$3,709,505
Stock plan exercises	2	3,221	—	—	—	3,223
Stock plan compensation expense	—	5,539	—	—	—	5,539
Change in tax benefit from share-based payment arrangements	—	(655)	—	—	—	(655)
Dividends	—	—	(16,489)	—	—	(16,489)
Comprehensive loss:
Net income	—	—	80,581	—	—	80,581
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes of $53,557	—	—	—	(106,926)	—	(106,926)
Net change in foreign currency translation, net of taxes of $1,562	—	—	—	(5,057)	—	(5,057)
Amortization of pension and postretirement unrecognized net periodic benefit, net of taxes of $(324)		—	—	601	—	601

Total other comprehensive loss						(111,382)

Total comprehensive loss:						(30,801)

Balance, March 31, 2009	$1,445	$2,936,265	$2,714,463	$(782,328)	$(1,199,523)	$3,670,322

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash (used in) provided by operating activities	$(264,569)	$450,192

Investing activities
Sales of:
Fixed maturity securities available for sale	176,029	575,869
Equity securities available for sale	16,908	81,492
Property and equipment and other	137	1,251
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	175,548	189,552
Purchases of:
Fixed maturity securities available for sale	(489,486)	(578,632)
Equity securities available for sale	(5,677)	(177,592)
Property and equipment and other	(13,286)	(15,455)
Change in commercial mortgage loans on real estate	10,798	(37,875)
Change in short term investments	37,572	(242,936)
Change in other invested assets	2,145	(5,946)
Change in policy loans	267	58
Change in collateral held under securities lending	53,890	20,303

Net cash used in investing activities	(35,155)	(189,911)

Financing activities
Repayment of mandatorily redeemable preferred stock	(3,000)	(10,000)
Change in tax benefit from share-based payment arrangements	(655)	599
Dividends paid	(16,489)	(14,173)
Change in obligation under securities lending	(53,890)	(20,303)

Net cash used in financing activities	(74,034)	(43,877)

Effect of exchange rate changes on cash and cash equivalents	(2,587)	(774)

Change in cash and cash equivalents	(376,345)	215,630
Cash and cash equivalents at beginning of period	1,040,684	804,964

Cash and cash equivalents at end of period	$664,339	$1,020,594

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and selected other international markets.

The Company is traded on the New York Stock Exchange under the symbol AIZ.

Through its operating subsidiaries, the Company provides creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit-related insurance, warranties and service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

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

The interim financial data as of March 31, 2009 and for the three months ended March 31, 2009 and March 31, 2008 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2009 presentation.

Effective January 1, 2009, new preneed life insurance policies in which death benefit increases are determined at the discretion of the Company are accounted for as universal life contracts under Statement of Financial Accounting Standards (“FAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“FAS 97”). For contracts sold prior to January 1, 2009, these types of preneed life insurance sales are accounted for and will continue to be accounted for under FAS No. 60, Accounting and Reporting by Insurance Enterprises. The difference between reporting in accordance with FAS 60 and FAS 97 is not material. In addition, this change did not materially impact the Company’s results of operations, but resulted in the Company recording policy fee income instead of net earned premiums and incurred losses.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of FAS 141R did not have an impact on the Company’s financial position or results of operations. However, should the Company enter into any business combination in 2009 or beyond, our financial position or results of operations could incur a significantly different impact than had it recorded the acquisition under FAS 141. Earnings volatility could result, depending on the terms of the acquisition.

On January 1, 2009, the Company adopted FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a noncontrolling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of FAS 160 did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company applied FAS No. 157, Fair Value Measurements (“FAS 157”), for all non-financial assets and liabilities measured at fair value on a non-recurring basis in accordance with FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”), which postponed the effective date of FAS 157 for those assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company is January 1, 2009. The application of FSP FAS 157-2 did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with FAS 157. The requirements of FAS 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and since no impairment trigger event occurred during the first quarter of 2009, the application of FAS 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position or results of operations. However, there may be an impact during 2009 on the Company’s financial position and results of operations when the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under FAS 157.

On January 1, 2009, the Company adopted FSP Emerging Issues Task Force (“EITF”) Issue 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method described in FAS No. 128, Earnings Per Share (“FAS 128”). All prior period earnings per share data presented have been adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s basic and diluted earnings per share calculations for the periods ended March 31, 2009 and 2008. See Note 9 for further information.

Recent Accounting Pronouncements - Not Yet Adopted

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 supersedes FSP FAS 157-3, Determining the Fair Value of a

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-4 reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 requires companies to evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If a company concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability (or similar assets or liabilities), further analysis of the transactions or quoted prices is required and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with FAS 157. A company would need to determine whether or not a transaction is orderly based on the information that is available without undue cost and effort. If a transaction is not orderly, little reliance would be placed on that transaction price when estimating fair value. If a transaction is not known to be orderly, that transaction price would be considered when estimating fair value. However, less reliance would be placed on prices from transactions that are not known to be orderly as compared to transactions that are known to be orderly. FSP FAS 157-4 also requires additional disclosures in the period of adoption and in interim and annual periods. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect the early adoption option; therefore, the Company is required to adopt FAS 157-4 for the period ending June 30, 2009. The Company is currently evaluating the requirements of FSP FAS 157-4 and the potential impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes both the trigger to record an OTTI and the impairment amount that would be recognized in the results of operations for debt securities only. FSP FAS 115-2 and FAS 124-2 replaces the existing requirement that the company’s management assert that it has both the intent and ability to hold an impaired security until recovery in order for an impairment to be considered temporary; with a requirement that management assert that (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its amortized cost basis. An OTTI would be triggered if the company does not expect to recover its amortized cost basis in the security. If selling the security is more likely than not before recovery of the amortized cost basis, the difference between the security’s fair value and its amortized cost basis would be recorded in the results of operations. If selling the security is not more likely than not before recovery of the amortized cost basis, an OTTI would not have occurred unless there were credit losses, which would need to be recognized in the results of operations. Losses, other than credit, would be recognized within other comprehensive (loss) income (“OCI”), net of applicable taxes. The total OTTI would be presented in the results of operations with an offset for the amount of the OTTI that would be recognized in OCI. Credit losses should be measured based on the difference between the amortized cost basis of the security and the present value of expected future cash flows to be collected. As of the beginning of the period of adoption, there is also a requirement for a cumulative effect adjustment to reclassify the non-credit component of a previously recognized OTTI from retained earnings to accumulated OCI if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 require additional disclosures in the period of adoption and in both interim and annual periods for debt and equity securities that are and are not other than temporarily impaired. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect the early adoption option; therefore, the Company is required to adopt FSP FAS 115-2 and FAS 124-2 for the period ending June 30, 2009. The Company is currently evaluating the requirements of FSP FAS 115-2 and FAS 124-2 and the potential impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

107-1 and APB 28-1 will require interim disclosures of fair value measurements for all financial instruments within the scope of FAS 107. FSP FAS 107-1 and APB 28-1 will require disclosure of the methods and assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect the early adoption option; therefore, the Company is required to adopt FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will not have an impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures About Postretirement Plan Benefit Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 will require entities that are subject to the disclosure requirements of FAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009. Therefore, the Company is required to adopt FSP FAS 132R-1 on December 31, 2009. The adoption of FSP FAS 132R-1 will not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$120,273	$8,822	$(23)	$129,072
States, municipalities and political subdivisions	871,498	28,901	(8,594)	891,805
Foreign governments	528,041	17,412	(12,043)	533,410
Public utilities	1,198,744	17,693	(61,112)	1,155,325
Mortgage-backed	989,841	39,616	(45,918)	983,539
All other corporate	5,611,641	55,731	(743,925)	4,923,447

Total fixed maturity securities	$9,320,038	$168,175	$(871,615)	$8,616,598

Equity securities:
Industrial, miscellaneous and all other	$5,384	$283	$(2,008)	$3,659
Non-sinking fund preferred stocks	535,519	3,244	(168,046)	370,717

Total equity securities	$540,903	$3,527	$(170,054)	$374,376

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Public utilities	1,162,447	23,868	(59,604)	1,126,711
Mortgage-backed	981,275	29,887	(46,877)	964,285
All other corporate	5,546,027	79,407	(662,549)	4,962,885

Total fixed maturity securities	$9,204,228	$180,459	$(793,421)	$8,591,266

Equity securities:
Industrial, miscellaneous and all other	$5,384	$283	$(1,618)	$4,049
Non-sinking fund preferred stocks	571,972	11,114	(112,262)	470,824

Total equity securities	$577,356	$11,397	$(113,880)	$474,873

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

Throughout 2008 and continuing into 2009, the fixed maturity and equity security markets experienced significant volatility and declines in market values. These declines were primarily due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines.

In connection with these market declines, we recorded net realized losses, including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended March 31,
	2009	2008
Net realized (losses) gains related to sales:
Fixed maturity securities	$(8,574)	$4,212
Equity securities	(21,639)	(3,553)
Other investments	(37)	(393)

Total net realized (losses) gains related to sales	(30,250)	266

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(23,136)	(38,565)
Equity securities	(2,303)	(4,844)

Total net realized losses related to other-than-temporary impairments	(25,439)	(43,409)

Total net realized losses	$(55,689)	$(43,143)

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,086	$(23)	$—	$—	$1,086	$(23)
States, municipalities and political subdivisions	110,602	(4,661)	75,984	(3,933)	186,586	(8,594)
Foreign governments	164,947	(5,902)	21,006	(6,141)	185,953	(12,043)
Public utilities	353,368	(21,661)	297,322	(39,451)	650,690	(61,112)
Mortgage-backed	127,923	(14,557)	126,634	(31,361)	254,557	(45,918)
All other corporate	2,092,729	(287,963)	1,423,755	(455,962)	3,516,484	(743,925)

Total fixed maturity securities	$2,850,655	$(334,767)	$1,944,701	$(536,848)	$4,795,356	$(871,615)

Equity securities:
Industrial, miscellaneous and all other	$2,930	$(2,008)	$—	$—	$2,930	$(2,008)
Non-sinking fund preferred stocks	134,514	(58,203)	209,431	(109,843)	343,945	(168,046)

Total equity securities	$137,444	$(60,211)	$209,431	$(109,843)	$346,875	$(170,054)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

	December 31, 2008
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

The total gross unrealized losses represent less than 21% and 17% of the aggregate fair value of the related securities at March 31, 2009 and December 31, 2008, respectively. Approximately 38% and 53% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2009 and December 31, 2008, respectively. The total gross unrealized losses are comprised of 1,331 and 1,409 individual securities at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, 51%, 11% and 9% of the gross unrealized losses for fixed maturity and equity securities were concentrated in the financial, consumer cyclical and industrial industries, respectively.

For fixed maturity securities, 39.4% and 31.5% of the gross unrealized losses at March 31, 2009 and December 31, 2008 were from $444,404 and $373,385 of securities with a fair value below 70% of amortized cost, or 5.2% and 4.4% of our total fixed maturity security portfolio. The percentage of fair value to amortized cost for fixed maturity securities with gross unrealized losses at March 31, 2009 and December 31, 2008 are shown in the following tables.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

	March 31, 2009
	Par Value	Unrealized (Loss) Gain	Fair Value	% to Total Fixed Maturity Securities
> 80% of amortized cost	$4,011,764	$(307,252)	$3,677,051	42.7%
70% to 80% of amortized cost	895,213	(221,109)	673,901	7.8%
<70% of amortized cost	799,490	(343,254)	444,404	5.2%

Gross unrealized losses on fixed maturity securities	5,706,467	(871,615)	4,795,356	55.7%
Gross unrealized gains on fixed maturity securities	3,854,177	168,175	3,821,242	44.3%

Net unrealized loss on fixed maturity securities	$9,560,644	$(703,440)	$8,616,598	100.0%

	December 31, 2008
	Par Value	Unrealized (Loss) Gain	Fair Value	% to Total Fixed Maturity Securities
> 80% of amortized cost	$4,282,068	$(322,856)	$3,941,539	45.9%
70% to 80% of amortized cost	911,984	(220,308)	691,428	8.0%
<70% of amortized cost	627,811	(250,257)	373,385	4.4%

Gross unrealized losses on fixed maturity securities	5,821,863	(793,421)	5,006,352	58.3%
Gross unrealized gains on fixed maturity securities	3,614,294	180,459	3,584,914	41.7%

Net unrealized loss on fixed maturity securities	$9,436,157	$(612,962)	$8,591,266	100.0%

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality and are designated as available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the re-investment of cash collateral.

As of March 31, 2009 and December 31, 2008, our collateral held under securities lending, of which its use is unrestricted, was $181,177 and $234,027, respectively, while our liability to the borrower for collateral received was $202,616 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of accumulated other comprehensive loss. The Company has actively reduced the size of the program to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing.

Since the Company reinvests the cash collateral generally in investments which are designated as available-for-sale under FAS 115, the reinvestment is presented as cash flows from investing activities.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

5. Fair Value Disclosures

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of March 31, 2009 and December 31, 2008.

	March 31, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$8,616,598	$2,378		$8,454,432		$159,788
Equity securities	374,376	2,774	a	355,437		16,165
Short-term investments	664,272	533,998		130,274		—
Collateral held under securities lending	142,177	47,257		94,920		—
Other investments	230,178	56,883	b	167,249	c	6,046	c
Cash equivalents	446,983	446,983		—		—
Other assets	8,934	—		—		8,934
Assets held in separate accounts	1,526,146	1,362,206	a	163,940		—

Total financial assets	$12,009,664	$2,452,479		$9,366,252		$190,933

Financial Liabilities
Other liabilities	$56,883	$56,883	b	$—		$—

	December 31, 2008
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$8,591,266	$2,398		$8,427,643		$161,225
Equity securities	474,873	3,165	a	455,352		16,356
Short-term investments	703,402	611,460		91,942		—
Collateral held under securities lending	159,028	54,192		104,836		—
Other investments	239,605	56,296	b	176,285	c	7,024	c
Cash equivalents	674,390	674,390		—		—
Other assets	7,080	—		—		7,080
Assets held in separate accounts	1,701,996	1,523,024	a	178,972		—

Total financial assets	$12,551,640	$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	$56,296	b	$—		$—

[a]	Mainly includes mutual fund investments
[b]	Comprised of Assurant Investment Plan, American Security Insurance Company Investment Plan and Assurant Deferred Compensation Plan investments and related liability which are invested in mutual funds
[c]	Consists of invested assets associated with a modified coinsurance arrangement

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31, 2009
	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of year	$191,685	$161,225	$16,356	$7,024	$7,080
Total net gains (losses) (realized/unrealized) included in earnings	929	(704)	—	1	1,632
Net unrealized gains (losses) included in stockholder’s equity	2,023	2,671	(365)	(283)	—
Purchases, issuances, (sales) and (settlements)	8,206	8,680	—	(696)	222
Net transfers (out of) in	(11,910)	(12,084)	174	—	—

Balance, end of period	$190,933	$159,788	$16,165	$6,046	$8,934

	Three Months Ended March 31, 2008
	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Investments	Other Assets
Balance, beginning of year	$282,581	$256,937	$12,116	$10,368	$3,160
Total (losses) gains (realized/unrealized) included in earnings	(1,643)	(950)	—	3	(696)
Net unrealized losses included in stockholder’s equity	(6,017)	(4,959)	(646)	(412)	—
Purchases, issuances, (sales) and (settlements)	3,731	2,853	—	(346)	1,224
Net transfers (out of) in	(62,445)	(62,601)	156	—	—

Balance, end of period	$216,207	$191,280	$11,626	$9,613	$3,688

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended March 31, 2009, the application of the valuation technique applied to similar assets and liabilities has been consistent.

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

Management uses the following criteria in order to determine whether the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels,

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of bid-ask spread.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

information to indicate which securities were priced using market observable inputs so that the Company can properly categorize our financial assets in the fair value hierarchy.

6. Income Taxes

As of December 31, 2008, the Company had a cumulative valuation allowance against deferred tax assets of $98,793. During the three months ended March 31, 2009, the Company recognized income tax expense of $19,069 and other comprehensive loss of $7,000 to increase the valuation allowance. The increase in the valuation allowance was primarily related to an increase in deferred tax assets from additional realized capital losses and other-than-temporary impairments in our investment portfolio. It is management’s assessment that it is more likely than not that $124,862 of deferred tax assets will not be realized.

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

7. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000 (the “Senior Notes”). The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is being amortized over the life of the Senior Notes and is included as part of interest expense on the statement of operations.

The interest expense incurred related to the Senior Notes was $15,047, including $7,523 of accrued interest, for the three months ended March 31, 2009 and 2008, respectively. The Company made an interest payment of $30,094 on February 15, 2009.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. There were no amounts relating to the commercial paper program outstanding at March 31, 2009. The Company did not use the revolving credit facility during the three months ended March 31, 2009 or the twelve months ended December 31, 2008 and no amounts are currently outstanding. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, the Company is not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2009 the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

8. Stock Based Compensation

Long-Term Equity Incentive Plan

In May 2008, the shareholders of the Company approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorizes the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of our Common Stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be issued under the ALTEIP.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has decided to award PSUs and RSUs in 2009. RSUs and PSUs are promises to provide actual stock at the end of a vesting period or performance period. The RSUs granted under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and they will not have voting rights during the restricted period. PSUs will accrue dividend equivalents during the performance period, which will be paid in cash at the end of the performance period.

For the PSU portion of an award, the number of shares a participant will receive upon vesting is contingent upon the Company meeting certain pre-established performance goals, identified below, at the end of a three-year performance period. At the end of the three-year performance period, these performance goals will be measured to determine the number of shares a participant will receive. The payout levels can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount based on the Company’s level of performance against the pre-established performance goals.

PSU Performance Goals. For 2009, the Compensation Committee has established earnings per share growth, revenue growth and total stockholder return as the three performance measures for PSU awards. Earnings per share growth is defined as the year-over-year change in GAAP net income divided by average diluted shares outstanding. Revenue growth is defined as year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. The particular performance goals were set based on the performance of each measure relative to the A.M. Best U.S. Insurance Index.

Under the ALTEIP, the Company’s CEO is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Restricted stock and RSUs granted under this program may have different vesting periods.

Long-Term Incentive Plan

Prior to the approval of the ALTEIP, share based awards were granted under the 2004 Assurant Long-Term Incentive Plan (“ALTIP”), which authorized the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the ALTIP, Business Value Rights Program (“BVR”) and CEO Equity Grants Program. Under the ALTIP, the Company was authorized to grant restricted stock and SARs. Since May 2008, no new grants have been made under this plan.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

granted under the BVR Program have a three year cliff vesting period. Restricted stock granted under the CEO Equity Grants Program have variable vesting schedules.

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 671,118 for the three months ended March 31, 2009. The compensation expense recorded related to RSUs was $393 with the related total income tax benefit of $138 for the three months ended March 31, 2009. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2009 was $20.26.

As of March 31, 2009, there was $11,919 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.01 years.

Performance Share Units

PSUs granted to employees and to non-employee directors were 631,118 for the three months ended March 31, 2009. The compensation expense recorded related to PSUs was $402 with the related total income tax benefit of $141 for the three months ended March 31, 2009. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2009 was $20.39.

As of March 31, 2009, there was approximately $12,498 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.29 years.

The fair value of each PSU was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2009 were based on the historical stock price of the Company’s stock and peer insurance group. The expected term for grants issued during the three months ended March 31, 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Restricted Stock

Restricted stock granted to employees and to non-employee directors were 10,900 and 84,785 for the three months ended March 31, 2009 and 2008, respectively. The compensation expense recorded related to restricted stock was $1,529 and $1,455 for the three months ended March 31, 2009 and 2008, respectively. The related total income tax benefit recognized was $535 and $509 for the three months ended March 31, 2009 and 2008, respectively. The weighted average grant date fair value for restricted stock granted during the three months ended March 31, 2009 and 2008 was $29.77 and $61.11, respectively.

As of March 31, 2009, there was $5,029 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.15 years. The total fair value of restricted stock vested during the three months ended March 31, 2009 and 2008 was $1,008 and $1,738, respectively.

Stock Appreciation Rights

There were no SARs granted during the three months ended March 31, 2009. There were 1,495,600 SARs granted during the three months ended March 31, 2008. The compensation expense recorded related to SARs was $2,155 and $3,060 for the three months ended March 31, 2009 and 2008, respectively. The related total income tax benefit recognized was $754 and $1,071 for the three months ended March 31, 2009 and 2008, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

The total intrinsic value of SARs exercised during the three months ended March 31, 2009 and 2008 was $45 and $2,518, respectively. As of March 31, 2009, there was approximately $15,669 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.34 years.

The fair value of each SAR granted to employees and officers was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the three months ended March 31, 2008 were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the three months ended March 31, 2008 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annual dividend and share price as of the grant date.

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants issued to directors have been issued from the ALTEIP, discussed above. There were no common shares issued or expense recorded for the three months ended March 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $1,059 and $521 for the three months ended March 31, 2009 and 2008, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

9. Earnings Per Common Share

In accordance with FSP EITF 03-6-1, as described in Note 3, restricted stock and RSUs which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed earnings. All prior period EPS data presented has been adjusted retrospectively.

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Three months ended March 31,
	2009	2008
Numerator
Net income	$80,581	$186,830
Deduct dividends paid	(16,489)	(14,173)

Undistributed earnings	$64,092	$172,657

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	117,891,543	118,103,519

Incremental common shares from:
SARs	59,801	1,283,802
PSUs	16,403	—

Weighted average shares used in diluted earnings per share calculations	117,967,747	119,387,321

Earnings per Common Share - Basic
Distributed earnings	$0.14	$0.12
Undistributed earnings	0.54	1.46

Net income	$0.68	$1.58

Earnings per Common Share - Diluted
Distributed earnings	$0.14	$0.12
Undistributed earnings	0.54	1.44

Net income	$0.68	$1.56

Average SARs totaling 4,874,288 and 312,477 for the three months ended March 31, 2009 and 2008, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

10. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2009 and 2008 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008	2009	2008
Service cost	$5,450	$5,300	$550	$475	$675	$775
Interest cost	7,350	6,575	1,600	1,475	1,050	950
Expected return on plan assets	(8,800)	(9,275)	—	—	(475)	(300)
Amortization of prior service cost	100	725	150	200	325	325
Amortization of net loss (gain)	125	1,050	275	350	(50)	—
Curtailment credit/special termination benefits	—	—	(549)	—	—	—

Net periodic benefit cost	$4,225	$4,375	$2,026	$2,500	$1,525	$1,750

(1)	The Company’s nonqualified plans are unfunded.

During the first three months of 2009, $10,000 was contributed to the qualified pension benefits plan (“Plan”). An additional $30,000 is expected to be contributed to the Plan over the remainder of 2009.

The Benefit Plans Investment Committee of the Company (“Investment Committee”) oversees the investment of the Plan assets and periodically conducts a review of the investment strategies and policies of the Plan. This includes a review of the strategic asset allocation, including the relationship of the Plan liabilities and portfolio structure. The current target asset allocation and their respective ranges are:

	Low	Target	High
Debt securities	45%	50%	55%
Equity securities *	45%	50%	55%

*	Target asset allocations for equity securities include allocations for alternative investments. The Company expects to invest certain plan assets in alternative investments, examples of which include funds of hedge funds, private real estate and private equity, during 2009.

Effective January 1, 2009, the Company decided to modify its expected long-term return on plan assets assumption from 8.25% to 7.50%. The Company believes that this revised assumption better reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

11. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides credit-related insurance, including life, disability and unemployment, debt protection administration services, warranties and service contracts, life insurance policies and annuity products that provide benefits to fund pre-arranged funerals. Assurant Specialty Property provides creditor-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual, short-term and small group health insurance. Assurant Employee Benefits provides employee and employer paid dental, disability, and life insurance products and related services. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The Company evaluates performance of the operating business segments based on after-tax segment income (loss) excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$644,612	$493,790	$472,346	$263,831	$—	$1,874,579
Net investment income	97,995	29,436	12,477	34,157	4,414	178,479
Net realized losses on investments	—	—	—	—	(55,689)	(55,689)
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,802	6,802
Fees and other income	52,031	13,324	9,914	6,758	1,679	83,706

Total revenues	794,638	536,550	494,737	304,746	(42,794)	2,087,877

Benefits, losses and expenses
Policyholder benefits	272,022	167,800	321,960	198,728	(168)	960,342
Amortization of deferred acquisition costs and value of business acquired	280,536	94,133	3,475	9,650	—	387,794
Underwriting, general and administrative expenses	195,068	115,784	146,765	85,637	23,431	566,685
Interest expense	—	—	—	—	15,189	15,189

Total benefits, losses and expenses	747,626	377,717	472,200	294,015	38,452	1,930,010

Segment income (loss) before provision (benefit) for income tax	47,012	158,833	22,537	10,731	(81,246)	157,867
Provision (benefit) for income taxes	16,701	54,165	7,865	3,709	(5,154)	77,286

Segment income (loss) after tax	$30,311	$104,668	$14,672	$7,022	$(76,092)

Net income						$80,581

	As of March 31, 2009
Segment Assets:
Segment assets, excluding goodwill	$10,867,501	$3,266,046	$1,015,213	$2,510,592	$5,156,265	$22,815,617

Goodwill						1,005,027

Total assets						$23,820,644

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

	Three Months Ended March 31, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$683,493	$481,427	$496,060	$280,437	$—	$1,941,417
Net investment income	106,730	29,375	15,648	38,369	7,652	197,774
Net realized losses on investments	—	—	—	—	(43,143)	(43,143)
Amortization of deferred gain on disposal of businesses	—	—	—	—	7,379	7,379
Fees and other income	44,281	13,593	9,406	6,555	63	73,898

Total revenues	834,504	524,395	521,114	325,361	(28,049)	2,177,325

Benefits, losses and expenses
Policyholder benefits	286,680	144,813	306,565	199,401	—	937,459
Amortization of deferred acquisition costs and value of business acquired	307,993	83,340	4,873	9,002	—	405,208
Underwriting, general and administrative expenses	167,540	105,502	152,308	91,899	16,193	533,442
Interest expense	—	—	—	—	15,288	15,288

Total benefits, losses and expenses	762,213	333,655	463,746	300,302	31,481	1,891,397

Segment income (loss) before provision (benefit) for income tax	72,291	190,740	57,368	25,059	(59,530)	285,928
Provision (benefit) for income taxes	24,734	65,996	20,105	8,727	(20,464)	99,098

Segment income (loss) after tax	$47,557	$124,744	$37,263	$16,332	$(39,066)

Net income						$186,830

	As of December 31, 2008
Segment Assets:
Segment assets, excluding goodwill	$11,151,178	$3,335,130	$1,040,761	$2,559,065	$5,426,553	$23,512,687

Goodwill						1,001,899

Total assets						$24,514,586

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

12. Commitments and Contingencies

In the normal course of business, the Company issues letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $28,927 and $29,617 of letters of credit outstanding as of March 31, 2009 and December 31, 2008, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

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

On July 17, 2007, the Company announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. The Board’s actions were based on the recommendations of its Special Committee of non-management directors which thereafter undertook a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee has reviewed relevant documents, conducted interviews and worked with outside counsel to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman’s and Folse’s employment with the Company was terminated.

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. Effective March 15, 2009, Mr. Camacho resigned from his position as Executive Vice President and Chief Financial Officer of the Company. Starting March 16, 2009, Mr. Camacho began assisting the Company as a consultant for a 12-month transition period. The Board also reinstated Mr. Lamnin, who returned to the Company reporting to Mr. Pollock, and initially, assisting with a variety of strategic projects. The Board’s decisions to reinstate Messrs. Pollock and Lamnin and Mr. Camacho’s decision to resign imply no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notices to them remain in effect. The SEC Staff’s inquiry continues and the Company cannot predict the duration or outcome of the investigation.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2009 and 2008

(In thousands, except per share and share amounts)

13. Subsequent Events

On May 5, 2009, the Company entered into reinsurance agreements providing for $150,000 in multi-year, fully collateralized reinsurance from Ibis Re Ltd. (“Ibis Re”), a non-consolidated special purpose reinsurance company domiciled in the Cayman Islands. Ibis Re financed the property catastrophe reinsurance coverage by issuing $150,000 in catastrophe bonds to qualified institutional buyers in a private placement.

The new reinsurance coverage is designed to complement the Company’s existing property catastrophe reinsurance and state-specific reinsurance programs and to enhance its ability to manage risk related to catastrophe losses. The reinsurance consists of two separate layers of coverage providing for an aggregate of $150,000 of reinsurance coverage against losses from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States until April 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant”) as of March 31, 2009, compared with December 31, 2008, and our results of operations for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2009 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (iv) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (v) diminished value of invested assets in our investment portfolio (due to, among other things, the recent volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments, environmental liability exposure and inability to target an appropriate overall risk level); (vi) inadequacy of reserves established for future claims losses; (vii) failure to predict or manage benefits, claims and other costs; (viii) losses due to natural and man-made catastrophes; (ix) increases or decreases in tax valuation allowances; (x) fluctuations in exchange rates and other risks related to our international operations; (xi) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xii) current or new laws and regulations that could increase our costs or limit our growth; (xiii) inability of reinsurers to meet their obligations; (xiv) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xv) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xvi) a further decline in the manufactured housing industry; (xvii) a decline in our credit or financial strength ratings (including the currently heightened risk of ratings downgrades in the insurance industry); (xviii) failure to effectively maintain and modernize our information systems; (xix) failure to protect client information and privacy; (xx) failure to find and integrate suitable acquisitions and new insurance ventures; (xxi) inability of our subsidiaries to pay sufficient dividends; (xxii) failure to provide for succession of senior management and key executives; (xxiii) negative impact on our business and negative publicity due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); and (xxiv) significant competitive pressures in our businesses and cyclicality of the insurance industry. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A in our 2008 Annual Report on Form 10-K.

Company Overview

Assurant is a premier provider of specialized insurance products and related services in North America and selected international markets. We have five reportable segments, four of which are operating segments, Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits. These operating segments have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the United States of America (“U.S.”) and selected international markets. The Assurant business segments provide creditor-placed homeowners insurance; manufactured housing homeowners insurance; debt protection administration services; credit-related insurance including life, disability and unemployment; warranties and service contracts; individual, short-term and small employer group health insurance; group dental insurance; group disability insurance; group life insurance; and pre-funded funeral insurance. Our remaining segment is Corporate & Other which includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

Critical Factors Affecting Results and Liquidity

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including difficult conditions in financial markets and the global economic slowdown, may have a material adverse effect on our results of operations or financial condition during 2009. For example, our first quarter 2009 results reflected increased claims activity driven in some cases by heavy utilization of medical services among consumers who feared the potential loss of insurance coverage. Similarly, the effects of proposed or recently passed government regulation on our sales and profitability is not yet known, but could negatively affect our results of operations or financial condition during 2009. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2008 Annual Report on Form 10-K.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months. For the three months ended March 31, 2009, net cash used in operating activities totaled $(267,156); net cash used in investing activities totaled $(35,155) and net cash used in financing activities totaled $(74,034). We had $664,339 in cash and cash equivalents as of March 31, 2009. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2008 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2008 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the three months ended March 31, 2009.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Net earned premiums and other considerations	$1,874,579	$1,941,417
Net investment income	178,479	197,774
Net realized losses on investments	(55,689)	(43,143)
Amortization of deferred gain on disposal of businesses	6,802	7,379
Fees and other income	83,706	73,898

Total revenues	2,087,877	2,177,325

Benefits, losses and expenses:
Policyholder benefits	960,342	937,459
Selling, underwriting and general expenses (1)	954,479	938,650
Interest expense	15,189	15,288

Total benefits, losses and expenses	1,930,010	1,891,397

Income before provision for income taxes	157,867	285,928
Provision for income taxes	77,286	99,098

Net income	$80,581	$186,830

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

The following discussion provides a high level analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the three months ended March 31, 2009 (“First Quarter 2009”) and three months ended March 31, 2008 (“First Quarter 2008”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended March 31, 2009 Compared to The Three Months Ended March 31, 2008.

Net Income

First Quarter 2009 had a net income of $80,581, a decrease of $106,249, or 57%, compared with $186,830 in net income for First Quarter 2008. The decrease was primarily due to less favorable underwriting results from our four operating segments, a decline of $12,542, after-tax, in net investment income due to lower average invested assets and lower investment yields and an $8,155, after-tax, increase in net realized losses on investments due primarily to realized losses on sales of investments.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Net earned premiums and other considerations	$644,612	$683,493
Net investment income	97,995	106,730
Fees and other income	52,031	44,281

Total revenues	794,638	834,504

Benefits, losses and expenses:
Policyholder benefits	272,022	286,680
Selling, underwriting and general expenses	475,604	475,533

Total benefits, losses and expenses	747,626	762,213

Segment income before provision for income taxes	47,012	72,291
Provision for income taxes	16,701	24,734

Segment net income	$30,311	$47,557

Net earned premiums and other considerations:
Domestic:
Credit	$65,941	$73,253
Service contracts	346,508	319,515
Other (1)	14,579	15,434

Total Domestic	427,028	408,202

International:
Credit	74,173	98,264
Service contracts	87,903	77,667
Other (1)	3,660	9,598

Total International	165,736	185,529

Preneed	51,848	89,762

Total	$644,612	$683,493

Fees and other income:
Domestic:
Debt protection	$9,271	$7,915
Service contracts	27,709	18,370
Other (1)	3,947	5,735

Total Domestic	40,927	32,020

International	6,072	9,740
Preneed	5,032	2,521

Total	$52,031	$44,281

Gross written premiums (2):
Domestic:
Credit	$135,346	$152,341
Service contracts	246,883	393,811
Other (1)	15,074	16,758

Total Domestic	397,303	562,910

International:
Credit	171,379	219,212
Service contracts	107,070	101,002
Other (1)	5,387	11,348

Total International	283,836	331,562

Total	$681,139	$894,472

Preneed (face sales)	$103,124	$104,424
Combined ratio (3):
Domestic	98.3%	96.5%
International	107.3%	102.3%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant

Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the Preneed business.

For The Three Months Ended March 31, 2009 Compared to The Three Months Ended March 31, 2008.

Net Income

Segment net income decreased $17,246, or 36%, to $30,311 for First Quarter 2009 from $47,557 for First Quarter 2008. The decrease was primarily due to $11,700 (after-tax) of income related to the accrual of contractual receivables established for certain domestic service contracts and unfavorable loss experience primarily in our United Kingdom (“UK”) credit insurance business in First Quarter 2009 compared with First Quarter 2008. In addition, net investment income decreased $5,678 (after-tax) in First Quarter 2009 compared with the same period last year due to lower average invested assets and lower investment yields. These decreases were partially offset by improved underwriting results from our domestic businesses including earnings from acquisitions made in our domestic service contract business in the latter part of 2008 and improved underwriting results in our international business, excluding the UK credit business discussed above.

Total Revenues

Total revenues decreased $39,866, or 5%, to $794,638 for First Quarter 2009 from $834,504 for First Quarter 2008. The decrease is primarily attributable to reduced net earned premiums and other considerations of $38,881, primarily resulting from our application of Statement of Financial Accounting Standards (“FAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“FAS 97”), beginning January 1, 2009 for new Preneed life insurance policies in which death benefit increases are determined at the discretion of the Company. These types of policies will now be accounted for as universal life contracts. For contracts sold prior to January 1, 2009, these types of Preneed life insurance sales were accounted for and will continue to be accounted for under FAS No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”). The difference between reporting in accordance with FAS 97 compared with FAS 60 is not material but impacted various income statement captions including net earned premiums and other considerations; however it had no impact on our overall net income. Absent this item, net earned premiums would have decreased by approximately $7,000, or 1%. The decrease in net earned premiums was also related to the continued runoff of our domestic credit insurance and the Preneed independent U.S. businesses and the unfavorable impact of foreign exchange. These declines were partially offset by higher revenues in our domestic service contract business from premiums written in prior periods as well as growth in our international service contract business from both new and existing clients. Also contributing to the decrease in revenues was lower net investment income of $8,735, or 8%, due primarily to lower average invested assets and lower investment yields. Fees and other income increased $7,750, or 18%, primarily from the continued growth of our service contract businesses mostly resulting from acquisitions made in the latter part of 2008 and the application of FAS 97 for our Preneed business.

Gross written premiums decreased $213,333, or 24%, to $681,139 for First Quarter 2009 from $894,472 for First Quarter 2008. Gross written premiums from our domestic service contract business decreased $146,928, primarily due to a client bankruptcy as well as lower retail and auto sales. Gross written premiums from our international credit business decreased $47,833 primarily driven by the unfavorable impact of foreign exchange rates as the U.S. dollar strengthened against international currencies and the slowdown in the UK mortgage market. This was partially offset by growth in other countries from increased marketing efforts and strong client production. Gross written premiums from our domestic credit insurance business decreased $16,995, due to the continued runoff of this product line. Gross written premiums in our international service contract business increased $6,068 attributable to growth from both new and existing clients, which is consistent with our international expansion strategy. This growth was partially offset by the unfavorable impact of foreign exchange rates. Preneed face sales were relatively consistent, decreasing $1,300.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $14,587, or 2%, to $747,626 for First Quarter 2009 from $762,213 for First Quarter 2008. Policyholder benefits decreased $14,658, primarily due to the above-mentioned application of FAS 97 in our Preneed business. This was offset by higher losses related to growth in net earned premiums from our domestic service contract business, combined with unfavorable loss experience in our UK credit business, sold through the internet resulting from higher unemployment rates. Selling, underwriting and general expenses increased $71. General expenses increased $17,340, primarily due to higher expenses associated with the recent domestic service contract business acquisitions. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $17,269, primarily due to the decrease in net earned premiums in our international business favorable impact of foreign exchange rates, and reduced commission expense resulting from the acquisitions in the latter part of 2008. These declines in First Quarter 2009 were partially offset by an $18,000 reduction in commission expense related to the accrual of contractual receivables established from certain domestic service contract clients recorded in First Quarter 2008.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Net earned premiums and other considerations	$493,790	$481,427
Net investment income	29,436	29,375
Fees and other income	13,324	13,593

Total revenues	536,550	524,395

Benefits, losses and expenses:
Policyholder benefits	167,800	144,813
Selling, underwriting and general expenses	209,917	188,842

Total benefits, losses and expenses	377,717	333,655

Segment income before provision for income taxes	158,833	190,740
Provision for income taxes	54,165	65,996

Segment net income	$104,668	$124,744

Net earned premiums and other considerations by major product groupings:
Homeowners (creditor placed and voluntary)	$348,447	$342,335
Manufactured housing (creditor placed and voluntary)	55,876	57,061
Other (1)	89,467	82,031

Total	$493,790	$481,427

Gross earned premiums by major product groupings:
Homeowners (creditor placed and voluntary)	$437,391	$402,062
Manufactured housing (creditor placed and voluntary)	77,484	80,850
Other	151,429	140,793

Total	$666,304	$623,705

Gross written premiums by major product groupings:
Homeowners (creditor placed and voluntary)	$412,706	$419,501
Manufactured housing (creditor placed and voluntary)	69,852	70,131
Other (1)	131,701	125,316

Total	$614,259	$614,948

Ratios:
Loss ratio (2)	34.0%	30.1%
Expense ratio (3)	41.4%	38.1%
Combined ratio (4)	74.5%	67.4%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2009 Compared to The Three Months Ended March 31, 2008.

Net Income

Segment net income decreased $20,076, or 16%, to $104,668 for First Quarter 2009 from $124,744 for First Quarter 2008. The decrease in net income is primarily due to increased catastrophe reinsurance costs of $8,427, after-tax, and increased benefits, losses and expenses. In addition, First Quarter 2008 included $4,618, after-tax, of income from a client-related settlement.

Total Revenues

Total revenues increased $12,155 or 2%, to $536,550 for First Quarter 2009 from $524,395 for First Quarter 2008. The increase in revenues is primarily due to increased net earned premiums of $12,363. The increase is attributable to the growth of creditor placed homeowners insurance, primarily driven by an increase in average insured value of properties and increased percentage of policies placed per loans tracked. Partially offsetting these increases is a $12,965 increase in catastrophe reinsurance costs and a 1,100 decrease in loans tracked compared with First Quarter 2008, primarily in sub-prime mortgages, due to market consolidation.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $44,062 or 13%, to $377,717 for First Quarter 2009 from $333,655 for First Quarter 2008. This increase was due to an increase in policyholder benefits of $22,987 and higher selling, underwriting, and general expenses of $21,075. The increase in policyholder benefits is attributable to increased non-catastrophe losses associated with a normal winter weather compared to the mild winter of 2008. There were no reportable catastrophe losses for First Quarter 2009 or First Quarter 2008. Commissions, taxes, licenses and fees increased $6,833, primarily due to a $7,104 release of an expense reimbursement accrual in 2008 no longer required as a result of a new contract. General expenses increased $14,242 primarily due to additional services provided to our clients, such as loss drafts, along with investment in technology and infrastructure initiatives. First Quarter 2009 combined ratio was 74.5% compared with 67.4% for First Quarter 2008. Excluding the additional catastrophe reinsurance costs, First Quarter 2009 combined ratio would have been 72.6%.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Net earned premiums and other considerations	$472,346	$496,060
Net investment income	12,477	15,648
Fees and other income	9,914	9,406

Total revenues	494,737	521,114

Benefits, losses and expenses:
Policyholder benefits	321,960	306,565
Selling, underwriting and general expenses	150,240	157,181

Total benefits, losses and expenses	472,200	463,746

Segment income before provision for income taxes	22,537	57,368
Provision for income taxes	7,865	20,105

Segment net income	$14,672	$37,263

Net earned premiums and other considerations:
Individual markets:
Individual medical	$317,070	$319,756
Short-term medical	26,048	23,539

Subtotal	343,118	343,295
Small employer group	129,228	152,765

Total	$472,346	$496,060

Membership by product line:
Individual markets:
Individual medical	572	599
Short-term medical	94	87

Subtotal	666	686
Small employer group:	123	152

Total	789	838

Ratios:
Loss ratio (1)	68.2%	61.8%
Expense ratio (2)	31.2%	31.1%
Combined ratio (3)	97.9%	91.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

Net Income

Segment net income decreased $22,591, or 61%, to $14,672 for First Quarter 2009 from $37,263 for First Quarter 2008. The decrease is primarily attributable to unfavorable claim reserve development in both the individual medical and small employer group businesses, and the continuing decline in small employer group net earned premiums. The unfavorable claim reserve development is primarily due to claims paid in First Quarter 2009 that related to services rendered in Fourth Quarter 2008 being higher than expected as a result of changing consumer and provider behavior caused by the deteriorating economic conditions.

Total Revenues

Total revenues decreased $26,377, or 5%, to $494,737 for First Quarter 2009 from $521,114 for First Quarter 2008. Net earned premiums and other considerations from our individual medical business decreased $2,686, or 1%, due to reduced membership, partially offset by premium rate increases. This market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this growing segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $23,537, or 15%, due to a decline in members, partially offset by premium rate increases. The decline in the small employer group members is due to increased competition and our adherence to strict underwriting guidelines. In addition, net investment income decreased $3,171 due to lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $8,454, or 2%, to $472,200 for First Quarter 2009 from $463,746 for First Quarter 2008. Policyholder benefits increased $15,395, or 5%, and the benefit loss ratio increased to 68.2% from 61.8%. As referred to above, the increase in the benefit loss ratio was primarily attributable to higher claims experience on both individual medical business and small employer group business for services provided in the Fourth Quarter 2008 coupled with a non-proportionate decline in small employer group net earned premiums. Selling, underwriting and general expenses decreased $6,941, or 4%, primarily due to lower technology costs and general expenses.

Assurant Employee Benefits

Overview

The tables below present information regarding the Assurant Employee Benefits segment results of operations:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Net earned premiums and other considerations	$263,831	$280,437
Net investment income	34,157	38,369
Fees and other income	6,758	6,555

Total revenues	304,746	325,361

Benefits, losses and expenses:
Policyholder benefits	198,728	199,401
Selling, underwriting and general expenses	95,287	100,901

Total benefits, losses and expenses	294,015	300,302

Segment income before provision for income taxes	10,731	25,059
Provision for income taxes	3,709	8,727

Segment net income	$7,022	$16,332

Ratios:
Loss ratio (1)	75.3%	71.1%
Expense ratio (2)	35.2%	35.2%
Net earned premiums and other considerations
By major product grouping:
Group dental	$105,565	$106,073
Group disability single premiums for closed blocks (3)	—	5,500
All other group disability	109,704	116,300
Group life	48,562	52,564

Total	$263,831	$280,437

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

For The Three Months Ended March 31, 2009 Compared to The Three Months Ended March 31, 2008.

Net Income

Segment net income decreased $9,310, or 57%, to $7,022 for First Quarter 2009 from $16,332 for First Quarter 2008. The decrease in net income was driven by less favorable loss experience and lower net investment income, partially offset by a decrease in selling, underwriting and general expenses.

Total Revenues

Total revenues decreased $20,615, or 6%, to $304,746 for First Quarter 2009 from $325,361 for First Quarter 2008. First Quarter 2008 net earned premiums include $5,500 of single premiums on closed blocks of business. Excluding single premiums on closed blocks of business, net earned premiums decreased $11,106 or 4% primarily driven by a decrease in assumed premium through our Disability RMS distribution channel as three clients made strategic decisions to discontinue their reinsurance relationship with Disability RMS during 2007 and 2008 and have been recapturing business since terminating the relationship. In addition, we have seen an increase in lapses of larger employer cases and the increased unemployment environment will present a challenge to revenue growth. Net investment income decreased $4,212 or 11% driven by lower invested assets and lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $6,287 or 2% to $294,015 for First Quarter 2009 from $300,302 for First Quarter 2008. The loss ratio increased to 75.3% from 71.1%, primarily driven by less favorable group disability experience. Disability recovery rates, including claimants who returned to work, were unfavorable in First Quarter 2009 compared to the prior year period mainly due to the ailing economy, which led to a reduction in the number of claimants recovering from disabilities. In addition, we experienced an increase in high dollar disability claims in First Quarter 2009 compared with First Quarter 2008. Group life and dental experience were also less favorable when compared to the prior year period. Excluding the single premiums on closed blocks of business in the prior year period, the expense ratio decreased to 35.2% from 35.8% driven by lower sales related costs and a continued focus on expense management.

Assurant Corporate & Other

Overview

The Corporate & Other segment includes activities of the holding company, financing expenses, net realized losses on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate & Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group (“FFG”) (a business we sold via reinsurance in April 2001) and Long Term Care (“LTC”) (a business we sold via reinsurance in March 2000).

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Net investment income	$4,414	$7,652
Net realized losses on investments	(55,689)	(43,143)
Amortization of deferred gain on disposal of businesses	6,802	7,379
Fees and other income	1,679	63

Total losses	(42,794)	(28,049)

Benefits, losses and expenses:
Policyholder benefits	(168)	—
Selling, underwriting and general expenses	23,431	16,193
Interest expense	15,189	15,288

Total benefits, losses and expenses	38,452	31,481

Segment loss before benefit for income taxes	(81,246)	(59,530)
Benefit for income taxes	(5,154)	(20,464)

Segment net loss	$(76,092)	$(39,066)

For The Three Months Ended March 31, 2009 Compared to The Three Months Ended March 31, 2008.

Net Loss

Segment net loss increased $37,026, or 95%, to $(76,092) for First Quarter 2009 compared with a net loss of $(39,066) for First Quarter 2008. The increased net loss was a result of an $8,155, after tax, increase in net realized losses on investments due primarily to realized losses on sales of investments, a decline in net investment income and an increase in expenses primarily due to compensation related costs. Additionally, the benefit for income taxes declined $15,310 primarily related to a $21,000 increase to the tax valuation allowance related to deferred tax assets driven by additional realized capital losses and other-than-temporary impairments during First Quarter 2009. Partially offsetting these amounts was a $1,882, after-tax, expense reduction relating to the ongoing SEC investigation regarding certain loss mitigation products due to reduced expenses and the reimbursement of certain SEC investigation related expenses through our director and officer insurance coverage.

Total Revenues

Total revenues decreased $14,745, or 53%, to $(42,794) for First Quarter 2009 compared with $(28,049) for First Quarter 2008. The decline in revenues was mainly due to an increase in net realized losses on investments of $12,546 compared to the prior year period and a decline in net investment income of $3,238 resulting from lower short-term and overnight interest rates in First Quarter 2009. First Quarter 2009 and First Quarter 2008 net realized losses on investments include $25,439 and $43,409, respectively, from the write-down of other-than-temporary declines in our investment portfolio.

Total Benefits, Losses and Expenses

Total expenses increased $6,971, or 22%, to $38,452 for First Quarter 2009 compared with $31,481 for First Quarter 2008. The increase in expenses was primarily due to $7,000 in compensation related expense accruals.

Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$120,273	$8,822	$(23)	$129,072
States, municipalities and political subdivisions	871,498	28,901	(8,594)	891,805
Foreign governments	528,041	17,412	(12,043)	533,410
Public utilities	1,198,744	17,693	(61,112)	1,155,325
Mortgage-backed	989,841	39,616	(45,918)	983,539
All other corporate	5,611,641	55,731	(743,925)	4,923,447

Total fixed maturity securities	$9,320,038	$168,175	$(871,615)	$8,616,598

Equity securities:
Industrial, miscellaneous and all other	$5,384	$283	$(2,008)	$3,659
Non-sinking fund preferred stocks	535,519	3,244	(168,046)	370,717

Total equity securities	$540,903	$3,527	$(170,054)	$374,376

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Public utilities	1,162,447	23,868	(59,604)	1,126,711
Mortgage-backed	981,275	29,887	(46,877)	964,285
All other corporate	5,546,027	79,407	(662,549)	4,962,885

Total fixed maturity securities	$9,204,228	$180,459	$(793,421)	$8,591,266

Equity securities:
Industrial, miscellaneous and all other	$5,384	$283	$(1,618)	$4,049
Non-sinking fund preferred stocks	571,972	11,114	(112,262)	470,824

Total equity securities	$577,356	$11,397	$(113,880)	$474,873

The industry categories that comprise our “All other corporate” and “Public utilities” fixed maturity securities captions above as of the dates indicated are:

	March 31, 2009		December 31, 2008
	Fair Value	Net Unrealized (Loss) Gain	Fair Value	Net Unrealized (Loss) Gain
Industry Category:
Consumer cyclical	$863,019	$(107,105)	$891,923	$(112,339)
Consumer non-cyclical	300,920	(8,058)	302,847	(12,697)
Energy	588,340	(61,717)	604,332	(65,668)
Financials	1,591,825	(362,312)	1,671,617	(228,940)
Health care	363,758	(20,107)	290,201	(15,594)
Industrials	859,480	(88,748)	859,641	(100,011)
Materials	221,392	(30,988)	220,934	(41,477)
Technology	129,219	(9,075)	124,490	(6,579)
Telecommunications	373,861	(14,444)	367,051	(11,610)
Utilities	781,464	(28,974)	750,551	(23,792)
Other corporate	371	10	374	11
Collaterized debt obligations	5,123	(95)	5,635	(182)

Total all other corporate and public utilities	$6,078,772	$(731,613)	$6,089,596	$(618,878)

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2009		December 31, 2008
Aaa / Aa / A	$5,638,489	65.4%	$5,706,913	66.4%
Baa	2,384,793	27.7%	2,364,693	27.5%
Ba	467,895	5.4%	402,942	4.7%
B and lower	125,421	1.5%	116,718	1.4%

Total	$8,616,598	100.0%	$8,591,266	100.0%

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2009	2008
Fixed maturity securities	$138,411	$147,992
Equity securities	10,232	11,613
Commercial mortgage loans on real estate	23,683	23,763
Policy loans	775	872
Short-term investments	2,538	4,646
Other investments	5,787	7,038
Cash and cash equivalents	3,845	8,285

Total investment income	185,271	204,209

Investment expenses	(6,792)	(6,435)

Net investment income	$178,479	$197,774

Net investment income decreased $19,295, or 10%, to $178,479 for First Quarter 2009 from $197,774 for First Quarter 2008. The decrease was primarily due to lower average invested assets and lower investment yields.

Throughout 2008 and continuing into 2009, the fixed maturity and equity security markets experienced significant volatility and declines in market values. These declines were primarily due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines.

In connection with these market declines, we recorded net realized losses, including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended March 31,
	2009	2008
Net realized (losses) gains related to sales:
Fixed maturity securities	$(8,574)	$4,212
Equity securities	(21,639)	(3,553)
Other investments	(37)	(393)

Total net realized (losses) gains related to sales	(30,250)	266

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(23,136)	(38,565)
Equity securities	(2,303)	(4,844)

Total net realized losses related to other-than-temporary impairments	(25,439)	(43,409)

Total net realized losses	$(55,689)	$(43,143)

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

The investment category and duration of our gross unrealized losses on fixed maturity securities and equity securities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,086	$(23)	$—	$—	$1,086	$(23)
States, municipalities and political subdivisions	110,602	(4,661)	75,984	(3,933)	186,586	(8,594)
Foreign governments	164,947	(5,902)	21,006	(6,141)	185,953	(12,043)
Public utilities	353,368	(21,661)	297,322	(39,451)	650,690	(61,112)
Mortgage-backed	127,923	(14,557)	126,634	(31,361)	254,557	(45,918)
All other corporate	2,092,729	(287,963)	1,423,755	(455,962)	3,516,484	(743,925)

Total fixed maturity securities	$2,850,655	$(334,767)	$1,944,701	$(536,848)	$4,795,356	$(871,615)

Equity securities:
Industrial, miscellaneous and all other	$2,930	$(2,008)	$—	$—	$2,930	$(2,008)
Non-sinking fund preferred stocks	134,514	(58,203)	209,431	(109,843)	343,945	(168,046)

Total equity securities	$137,444	$(60,211)	$209,431	$(109,843)	$346,875	$(170,054)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$983	$(22)	$—	$—	$983	$(22)
States, municipalities and political subdivisions	361,383	(12,397)	27,545	(2,279)	388,928	(14,676)
Foreign governments	117,133	(5,853)	28,478	(3,840)	145,611	(9,693)
Public utilities	474,251	(34,099)	185,491	(25,505)	659,742	(59,604)
Mortgage-backed	155,781	(27,512)	84,046	(19,365)	239,827	(46,877)
All other corporate	2,430,886	(346,331)	1,140,375	(316,218)	3,571,261	(662,549)

Total fixed maturity securities	$3,540,417	$(426,214)	$1,465,935	$(367,207)	$5,006,352	$(793,421)

Equity securities:
Industrial, miscellaneous and all other	$3,366	$(1,618)	$—	$—	$3,366	$(1,618)
Non-sinking fund preferred stocks	171,637	(49,291)	212,669	(62,971)	384,306	(112,262)

Total equity securities	$175,003	$(50,909)	$212,669	$(62,971)	$387,672	$(113,880)

The total gross unrealized losses represent less than 21% and 17% of the aggregate fair value of the related securities at March 31, 2009 and December 31, 2008, respectively. Approximately 38% and 53% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2009 and December 31, 2008, respectively. The total gross unrealized losses are comprised of 1,331 and 1,409 individual securities in March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, 51%, 11% and 9% of the gross unrealized losses for fixed maturity securities and equity securities were concentrated in the financial, consumer cyclical and industrial industries, respectively.

For fixed maturity securities, 39.4% and 31.5% of the gross unrealized losses at March 31, 2009 and December 31, 2008 were from $444,404 and $373,385 of securities with a fair value below 70% of amortized cost, or 5.2% and 4.4%, respectively, of our fixed maturity security portfolio. The percentage of fair value to amortized cost for fixed maturity securities with gross unrealized losses at March 31, 2009 and December 31, 2008 are shown in the following tables.

	March 31, 2009
	Par value	Unrealized (loss) gain	Fair value	% to total fixed maturity securities
> 80% of amortized cost	$4,011,764	$(307,252)	$3,677,051	42.7%
70% to 80% of amortized cost	895,213	(221,109)	673,901	7.8%
<70% of amortized cost	799,490	(343,254)	444,404	5.2%

Gross unrealized losses on fixed maturity securities	5,706,467	(871,615)	4,795,356	55.7%
Gross unrealized gains on fixed maturity securities	3,854,177	168,175	3,821,242	44.3%

Net unrealized losses on fixed maturity securities	$9,560,644	$(703,440)	$8,616,598	100.0%

	December 31, 2008
	Par value	Unrealized (loss) gain	Fair value	% to total fixed maturity securities
> 80% of amortized cost	$4,282,068	$(322,856)	$3,941,539	45.9%
70% to 80% of amortized cost	911,984	(220,308)	691,428	8.0%
<70% of amortized cost	627,811	(250,257)	373,385	4.4%

Gross unrealized losses on fixed maturity securities	5,821,863	(793,421)	5,006,352	58.3%
Gross unrealized gains on fixed maturity securities	3,614,294	180,459	3,584,914	41.7%

Net unrealized losses on fixed maturity securities	$9,436,157	$(612,962)	$8,591,266	100.0%

As of March 31, 2009, the Company owned $269,088 of securities guaranteed by financial guarantee insurance companies. Included in this amount were $229,318 of municipal securities, whose credit rating was A+ both with and without the guarantee. Due to the credit rating downgrades of the financial guarantee insurance companies in 2008, their financial guarantee is providing minimal or no value in the current market environment.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At March 31, 2009 and December 31, 2008, approximately 1.9% and 2.3%, respectively, of the mortgage-backed holdings had exposure to sub-prime mortgage collateral which consisted of first and second lien mortgages. This represented approximately 0.2% and 0.3% of the total fixed maturity portfolio and 0.1% and 0.1% of the total unrealized loss position at March 31, 2009 and December 31, 2008, respectively. Of the securities with sub-prime exposure, approximately 81% and 84% were rated as investment grade as of March 31, 2009 and December 31, 2008, respectively. We had no sub-prime exposure to collateralized debt obligations as of March 31, 2009 and December 31, 2008. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of March 31, 2009 and December 31, 2008.

	March 31, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$8,616,598	$2,378		$8,454,432		$159,788
Equity securities	374,376	2,774	a	355,437		16,165
Short-term investments	664,272	533,998		130,274		—
Collateral held under securities lending	142,177	47,257		94,920		—
Other investments	230,178	56,883	b	167,249	c	6,046	c
Cash equivalents	446,983	446,983		—		—
Other assets	8,934	—		—		8,934
Assets held in separate accounts	1,526,146	1,362,206	a	163,940		—

Total financial assets	$12,009,664	$2,452,479		$9,366,252		$190,933

Financial Liabilities
Other liabilities	$56,883	$56,883	b	$—		$—

	December 31, 2008
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities	$8,591,266	$2,398		$8,427,643		$161,225
Equity securities	474,873	3,165	a	455,352		16,356
Short-term investments	703,402	611,460		91,942		—
Collateral held under securities lending	159,028	54,192		104,836		—
Other investments	239,605	56,296	b	176,285	c	7,024	c
Cash equivalents	674,390	674,390		—		—
Other assets	7,080	—		—		7,080
Assets held in separate accounts	1,701,996	1,523,024	a	178,972		—

Total financial assets	$12,551,640	$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	$56,296	b	$—		$—

[a]	Mainly includes mutual fund investments
[b]	Comprised of Assurant Investment Plan, American Security Insurance Company Investment Plan and Assurant Deferred Compensation Plan investments and related liability which are invested in mutual funds
[c]	Consists of invested assets associated with a modified coinsurance arrangement

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

Management uses the following criteria in order to determine whether the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels,

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of bid-ask spread.

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

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality and are designated as available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the re-investment of cash collateral.

As of March 31, 2009 and December 31, 2008, our collateral held under securities lending, of which its use is unrestricted, was $181,177 and $234,027, respectively, while our liability to the borrower for collateral received was $202,616 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of accumulated other comprehensive loss. The Company has actively reduced the size of the program to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing.

Since the Company reinvests the cash collateral generally in investments which are designated as available-for-sale under FAS 115, the reinvestment is presented as cash flows from investing activities.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2009, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $437,017. This amount decreased by $45,126 from what was reported in our Annual Report on Form 10-K due to realized and unrealized capital losses in First Quarter 2009.

Rating organizations review the financial strength of insurers, including our insurance subsidiaries. For details on the ratings of our insurance subsidiaries as of December 31, 2008, refer to “Item 1—Business—Ratings” in our 2008 Annual Report on Form 10-K.

Liquidity

Dividends or returns of capital paid by our subsidiaries were $453,303 for the year ended December 31, 2008. We used these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares. No dividends or returns of capital were paid by our subsidiaries for First Quarter 2009.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate investment income.

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances where unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from our revolving credit facility. In addition, on November 6, 2008, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

We paid dividends of $0.14 per common share on March 9, 2009 to stockholders of record as of February 23, 2009. Any determination to pay future dividends will be at the discretion of our Board of Directors and will depend upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was $200,855 under-funded at March 31, 2009. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During First Quarter 2009, we contributed $10,000 to the Plan. We expect to contribute an additional $30,000 to the Plan over the remainder of 2009.

The Benefit Plans Investment Committee of the Company (“Investment Committee”) oversees the investment of the Plan assets and periodically conducts a review of the investment strategies and policies of the Plan. This includes a review of the strategic asset allocation, including the relationship of the Plan liabilities and portfolio structure. The current target asset allocation and their respective ranges are:

	Low	Target	High
Debt securities	45%	50%	55%
Equity securities *	45%	50%	55%

*	Target asset allocations for equity securities include allocations for alternative investments. We expect to invest certain plan assets in alternative investments, examples of which include funds of hedge funds, private real estate and private equity, during 2009.

Effective January 1, 2009, we decided to modify our expected long-term return on plan assets assumption from 8.25% to 7.50%. We believe that this revised assumption better reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. This change in assumption will increase full year 2009 plan expenses by approximately $9,200.

Commercial Paper Program

We have a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. We did not use the commercial paper program or the revolving credit facility during the three months ended March 31, 2009. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, we are not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2009, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2008 Annual Report on Form 10-K.

Senior Notes

On February 18, 2004, we issued two series of senior notes with an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 (collectively, the “Senior Notes”). The Senior Notes were rated bbb by A.M. Best Company, Baa1 by Moody’s Investor Services and BBB+ by Standard & Poor’s Inc., as of March 31, 2009.

Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047, including $7,523 of accrued interest, for the three months ended March 31, 2009 and 2008, respectively. The Company made an interest payment of $30,094 on February 15, 2009. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For The Three Months Ended March 31,
	2009	2008
Net cash (used in) provided by:
Operating activities (1)	$(267,156)	$449,418
Investing activities	(35,155)	(189,911)
Financing activities	(74,034)	(43,877)

Net change in cash	$(376,345)	$215,630

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash (used in) provided by operating activities was $(267,156) and $449,418 for First Quarter 2009 and First Quarter 2008, respectively. The decrease in operating activity cash flow was primarily due to a combination of reduced gross written premiums and higher paid claims primarily the result of deteriorating economic conditions and hurricanes Ike and Gustav, which occurred in 2008.

Net cash used in investing activities was $35,155 and $189,911 for First Quarter 2009 and First Quarter 2008, respectively. The change in net cash used in investing activities is due to decreases in purchases of fixed maturity and equity securities, coupled with a decrease in collateral held under securities lending, short-term investments and commercial mortgage loans, partially offset by lower sales of fixed maturity and equity securities.

Net cash used in financing activities was $74,034 and $43,877 for First Quarter 2009 and First Quarter 2008, respectively. The change in net cash used in financing activities was primarily due to changes in obligation under securities lending and dividends paid to shareholders, offset by a decrease in the redemption of our mandatorily redeemable preferred stock.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
Security	2009	2008
Interest paid on mandatorily redeemable preferred stock and debt	$30,212	$30,312
Common stock dividends	16,489	14,173

Total	$46,701	$44,485

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $28,927 and $29,617 of letters of credit outstanding as of March 31, 2009 and December 31, 2008, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our 2008 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2009.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ending March 31, 2009, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2007, the Company announced that the Board of Directors (the “Board”) had placed all five employees on administrative leave, pending further review of this matter. The Board’s actions were based on the recommendations of its Special Committee of non-management directors which thereafter undertook a thorough investigation of the events that had resulted in the receipt of the Wells notices. The Special Committee has reviewed relevant documents, conducted interviews and worked with outside counsel to investigate these matters and to recommend appropriate actions to the Board with respect to the SEC investigation. On August 9, 2007, Messrs. Steinman’s and Folse’s employment with the Company was terminated.

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. Effective March 15, 2009, Mr. Camacho resigned from his position as Executive Vice President and Chief Financial Officer of the Company. Starting March 16, 2009, Mr. Camacho began assisting the Company as a consultant for a 12-month transition period. The Board also reinstated Mr. Lamnin, who returned to the Company reporting to Mr. Pollock, and initially, assisting with a variety of strategic projects. The Board’s decisions to reinstate Messrs. Pollock and Lamnin and Mr. Camacho’s decision to resign imply no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notices to them remain in effect. The SEC Staff’s inquiry continues and we cannot predict the duration or outcome of the investigation.

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

Item 1A. Risk Factors.

Our 2008 Annual Report on Form 10-K described our Risk Factors. Other than as discussed in Item 1, there have been no material changes to the Risk Factors during the three months ended March 31, 2009.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits.

Pursuant to the rules and regulations of the SEC, the Company has filed or incorporated by reference certain agreements as exhibits to this quarterly report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com. Our website is not a part of this report and is not incorporated by reference in this report.

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).

10.2	Separation Agreement, dated March 3, 2009, by and between Assurant, Inc. and Philip Bruce Camacho (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 9, 2009).

10.3	Consulting Agreement, dated March 3, 2009, by and between Assurant, Inc. and Philip Bruce Camacho (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, originally filed on March 9, 2009).

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of March 31, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 06, 2009	By:	/s/ Robert B. Pollock
Name: Robert B. Pollock
Title: President and Chief Executive Officer

Date: May 06, 2009	By:	/s/ Michael J. Peninger
Name: Michael J. Peninger
Title: Executive Vice President and Chief Financial Officer