Form 10-Q
period 2009-06-30
ASSURANT INC
filed 2009-08-06
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding at August 3, 2009 was 117,926,517.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders and beneficial owners.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$9,613,773 in 2009 and $9,218,644 in 2008)	$9,407,954	$8,631,687
Equity securities available for sale, at fair value (cost—$518,464 in 2009 and $ 562,940 in 2008)	446,173	434,452
Commercial mortgage loans on real estate, at amortized cost	1,470,121	1,506,694
Policy loans	56,548	58,096
Short-term investments	521,651	703,402
Collateral held under securities lending	210,703	234,027
Other investments	525,827	498,434

Total investments	12,638,977	12,066,792
Cash and cash equivalents	809,182	1,040,684
Premiums and accounts receivable, net	582,189	513,181
Reinsurance recoverables	4,073,703	4,010,170
Accrued investment income	149,475	144,679
Tax receivable	—	44,156
Deferred income taxes, net	358,729	449,372
Deferred acquisition costs	2,573,130	2,650,672
Property and equipment, at cost less accumulated depreciation	275,735	278,621
Goodwill	1,009,394	1,001,899
Value of business acquired	101,295	108,204
Other assets	486,396	427,347
Assets held in separate accounts	1,764,269	1,778,809

Total assets	$24,822,474	$24,514,586

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$7,203,830	$7,095,645
Unearned premiums	5,203,442	5,407,859
Claims and benefits payable	3,331,280	3,302,731
Commissions payable	182,251	233,200
Reinsurance balances payable	56,776	88,393
Funds held under reinsurance	54,961	38,433
Deferred gain on disposal of businesses	173,808	187,360
Obligation under securities lending	224,774	256,506
Accounts payable and other liabilities	1,226,847	1,433,028
Tax payable	55,492	—
Debt	972,007	971,957
Mandatorily redeemable preferred stock	8,160	11,160
Liabilities related to separate accounts	1,764,269	1,778,809

Total liabilities	20,457,897	20,805,081

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 117,560,145 and 117,368,534 shares outstanding at June 30, 2009 and December 31, 2008, respectively	1,445	1,443
Additional paid-in capital	2,941,124	2,928,160
Retained earnings	2,933,131	2,650,371
Accumulated other comprehensive loss	(311,600)	(670,946)
Treasury stock, at cost; 26,997,943 shares at June 30, 2009 and December 31, 2008	(1,199,523)	(1,199,523)

Total stockholders’ equity	4,364,577	3,709,505

Total liabilities and stockholders’ equity	$24,822,474	$24,514,586

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,875,866	$1,995,516	$3,750,445	$3,936,933
Net investment income	174,932	201,211	353,411	398,985
Net realized losses on investments, excluding other-than-temporary impairment losses	(1,828)	(7,001)	(32,078)	(6,735)
Total other-than-temporary impairment losses	(7,996)	(27,573)	(33,435)	(70,982)
Portion of loss recognized in other comprehensive loss, before taxes	3,682	—	3,682	—

Net other-than-temporary impairment losses recognized in earnings	(4,314)	(27,573)	(29,753)	(70,982)
Amortization of deferred gain on disposal of businesses	6,750	7,327	13,552	14,706
Fees and other income	222,203	79,280	305,909	153,178

Total revenues	2,273,609	2,248,760	4,361,486	4,426,085

Benefits, losses and expenses
Policyholder benefits	989,402	998,208	1,949,744	1,935,667
Amortization of deferred acquisition costs and value of business acquired	398,493	425,088	786,287	830,297
Underwriting, general and administrative expenses	589,036	560,763	1,155,721	1,094,204
Interest expense	15,160	15,287	30,349	30,575

Total benefits, losses and expenses	1,992,091	1,999,346	3,922,101	3,890,743

Income before provision for income taxes	281,518	249,414	439,385	535,342
Provision for income taxes	88,196	59,460	165,482	158,558

Net income	$193,322	$189,954	$273,903	$376,784

Earnings Per Share
Basic	$1.63	$1.61	$2.32	$3.19
Diluted (1)	$1.63	$1.59	$2.31	$3.15
Dividends per share	$0.15	$0.14	$0.29	$0.26

Share Data
Weighted average shares outstanding used in basic per share calculations (1)	118,482,958	118,309,388	118,188,879	118,206,453
Plus: Dilutive securities (1)	245,346	1,331,495	246,152	1,344,852

Weighted average shares used in diluted per share calculations (1)	118,728,304	119,640,883	118,435,031	119,551,305

(1)	Prior period amounts have been adjusted in accordance with FSP EITF 03-6-1. See notes 3 and 10.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2008 through June 30, 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2008	$1,443	$2,928,160	$2,650,371	$(670,946)	$(1,199,523)	$3,709,505
Stock plan exercises	2	2,552	—	—	—	2,554
Stock plan compensation expense	—	11,944	—	—	—	11,944
Change in tax benefit from share-based payment arrangements	—	(1,532)	—	—	—	(1,532)
Dividends	—	—	(34,260)	—	—	(34,260)
Cumulative effect of change in accounting principle, net of taxes of $23,124 (Note 3)	—	—	43,117	(43,117)	—	—
Comprehensive income:
Net income	—	—	273,903	—	—	273,903
Other comprehensive income:
Net change in unrealized losses on securities, net of taxes of $(149,092)	—	—	—	353,121	—	353,121
Net change in other-than- temporary impairment gains recognized in other comprehensive income, net of taxes of $(3,420)	—	—	—	6,352	—	6,352
Net change in foreign currency translation, net of taxes of $(6,478)	—	—	—	41,787	—	41,787
Amortization of pension and postretirement unrecognized net periodic benefit, net of taxes of $(648)	—	—	—	1,203	—	1,203

Total other comprehensive income	—	—	—	—	—	402,463

Total comprehensive income	—	—	—	—	—	676,366

Balance, June 30, 2009	$1,445	$2,941,124	$2,933,131	$(311,600)	$(1,199,523)	$4,364,577

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash (used in) provided by operating activities	$(173,757)	$433,660

Investing activities
Sales of:
Fixed maturity securities available for sale	442,656	1,086,904
Equity securities available for sale	25,636	169,352
Property and equipment and other	286	561
Subsidiary, net of cash transferred	—	31,853
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	321,681	343,634
Purchases of:
Fixed maturity securities available for sale	(974,824)	(1,362,023)
Equity securities available for sale	(11,634)	(284,393)
Property and equipment and other	(28,062)	(28,798)
Change in commercial mortgage loans on real estate	32,553	(52,490)
Change in short-term investments	183,343	(87,728)
Change in other invested assets	(19,081)	(64,471)
Change in policy loans	1,644	822
Change in collateral held under securities lending	31,732	30,747

Net cash provided by (used in) investing activities	5,930	(216,030)

Financing activities
Repayment of mandatorily redeemable preferred stock	(3,000)	(10,000)
Change in tax benefit from share-based payment arrangements	(1,532)	5,220
Dividends paid	(34,260)	(30,740)
Change in obligation under securities lending	(31,732)	(30,747)

Net cash used in financing activities	(70,524)	(66,267)

Effect of exchange rate changes on cash and cash equivalents	6,849	276

Change in cash and cash equivalents	(231,502)	151,639
Cash and cash equivalents at beginning of period	1,040,684	804,964

Cash and cash equivalents at end of period	$809,182	$956,603

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2009 and 2008

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

The interim financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and June 30, 2008 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2009 presentation.

Effective January 1, 2009, new preneed life insurance policies in which death benefit adjustments are determined at the discretion of the Company are accounted for as universal life contracts under Statement of Financial Accounting Standards (“FAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“FAS 97”). For contracts sold prior to January 1, 2009, these preneed life insurance policies were accounted for and will continue to be accounted for under FAS No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”). The change from reporting certain preneed life insurance policies in accordance with FAS 97 versus FAS 60 is not material to the statement of operations or balance sheet.

In accordance with FAS 97, income earned on new preneed life insurance policies is presented within policy fee income. Under FAS 60, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being separately disclosed as incurred losses. As previously noted, the effects on net income for the three months and six months ended June 30, 2009 was not material.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2009, the Company adopted FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of FAS 141R did not have an impact on the Company’s financial position or results of operations. However, should the Company enter into any business combination in 2009 or beyond, our financial position or results of operations could incur a significantly different impact than had it recorded the acquisition under FAS 141. Earnings volatility could result, depending on the terms of the acquisition.

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

On January 1, 2009, the Company applied FAS No. 157, Fair Value Measurements (“FAS 157”), for all non-financial assets and liabilities measured at fair value on a non-recurring basis in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 postponed the effective date of FAS 157 for those assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company is January 1, 2009. The application of FSP FAS 157-2 did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with FAS 157. The requirements of FAS 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. To perform a market valuation, the Company is required to use a market, income or cost approach valuation technique(s). Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and since there have been no impairment triggers during the first half of 2009, the application of FAS 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position or results of operations. However, there may be an impact during 2009 on the Company’s financial position and results of operations when the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under FAS 157.

On January 1, 2009, the Company adopted FSP Emerging Issues Task Force (“EITF”) Issue 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method described in FAS No. 128, Earnings Per Share (“FAS 128”). All prior period earnings per share data presented have been adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s basic and diluted earnings per share calculations for the periods ended June 30, 2009 and 2008. See Note 10 for further information.

On April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances indicating that a transaction is not orderly. Under FSP FAS 157-4, significant decreases in the volume and level of activity of an asset or liability,

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

in relation to normal market activity, requires further evaluation of transactions or quoted prices and exercise of significant judgment in arriving at fair values. FSP FAS 157-4 also requires additional interim and annual disclosures. The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the OTTI guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. FSP FAS 115-2 and FAS 124-2 amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, FSP FAS 115-2 and FAS 124-2 modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive (loss) income (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in accumulated OCI (“AOCI”). See Note 4 for further information.

On April 1, 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments already required in annual financial statements to be included within interim financial statements. FSP FAS 107-1 and APB 28-1 also requires disclosure of the methods and assumptions used to estimate fair value. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s financial position or results of operations. See Note 5 for further information.

On June 30, 2009, the Company adopted FAS 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires disclosure of the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of FAS 165 did not have an impact on the Company’s financial position or results of operations. See Note 14.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures About Postretirement Plan Benefit Assets (“FSP FAS 132R-1”). FSP FAS 132R-1 will require companies that are subject to the disclosure requirements of FAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106, to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements of FSP FAS 132R-1 include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 will be effective for fiscal years ending after December 15, 2009. Therefore, the Company is required to adopt FSP FAS 132R-1 on December 31, 2009. The adoption of FSP FAS 132R-1 will not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The new guidance is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 166 on January 1, 2010. The Company is currently evaluating the requirements of FAS 166 and the potential impact, if any, on the Company’s financial position and results of operations.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46R (“FAS 167”). FAS 167 amends the consolidation guidance applicable to variable interest entities (“VIE”). FAS 167 requires a qualitative assessment in the determination of the primary beneficiary of the VIE. FAS 167 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. FAS 167 also requires an ongoing reconsideration of

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. FAS 167 provides two transition alternatives: (i) retrospective application with a cumulative-effect adjustment to retained earnings as of the beginning of the first year adjusted; or (ii) application as of the date of adoption with a cumulative-effect adjustment to retained earnings recognized on that date. FAS 167 is effective as of the beginning of the Company's first fiscal year beginning after November 15, 2009, and for interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 167 on January 1, 2010. The Company is currently evaluating the requirements of FAS 167 and the potential impact, if any, on the Company’s financial position and results of operations.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the “Codification”). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have an impact on the Company’s financial position or results of operations. The references to accounting guidance contained in the Company’s consolidated financial statements and disclosures will be updated in accordance with FAS 168.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI in AOCI of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$118,911	$6,315	$(31)	$125,195	$—
States, municipalities and political subdivisions	866,104	27,238	(7,358)	885,984	—
Foreign governments	570,562	16,526	(9,454)	577,634	—
Asset-backed	51,188	974	(2,072)	50,090	(230)
Commercial mortgage-backed	229,974	166	(26,822)	203,318	—
Residential mortgage-backed	705,461	34,455	(4,873)	735,043	(2,561)
Corporate	7,071,573	166,468	(407,351)	6,830,690	628

Total fixed maturity securities	$9,613,773	$252,142	$(457,961)	$9,407,954	$(2,163)

Equity securities:
Common stocks	$5,534	$284	$(1,660)	$4,158	$—
Non-redeemable preferred stocks	512,930	12,666	(83,581)	442,015	—

Total equity securities	$518,464	$12,950	$(85,241)	$446,173	$—

(1)	Represents the amount of other-than-temporary impairment losses in AOCI, which, from April 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Asset-backed	62,184	157	(2,435)	59,906
Commercial mortgage-backed	241,458	60	(43,415)	198,103
Residential mortgage-backed	677,633	29,670	(1,027)	706,276
Corporate	6,722,890	107,270	(700,143)	6,130,017

Total fixed maturity securities	$9,218,644	$184,454	$(771,411)	$8,631,687

Equity securities:
Common stocks	$5,384	$283	$(1,618)	$4,049
Non-redeemable preferred stocks	557,556	7,120	(134,273)	430,403

Total equity securities	$562,940	$7,403	$(135,891)	$434,452

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

The cost or amortized cost and fair value of fixed maturity securities at June 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$201,178	$201,967
Due after one year through five years	2,360,576	2,384,174
Due after five years through ten years	2,133,761	2,095,526
Due after ten years	3,931,635	3,737,836

Total	8,627,150	8,419,503
Asset-backed	51,188	50,090
Commercial mortgaged-backed	229,974	203,318
Residential mortgage-backed	705,461	735,043

Total	$9,613,773	$9,407,954

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from sales	$281,069	$495,453	$475,036	$1,261,037
Gross realized gains	7,242	10,003	12,336	36,218
Gross realized losses	2,618	18,062	39,421	43,618

Throughout 2008 and continuing into 2009, the fixed maturity and equity security markets experienced significant volatility and declines in market values. These declines were primarily due to a depressed housing market, unemployment, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

In connection with these market declines, we recorded net realized losses, including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net realized (losses) gains related to sales and other:
Fixed maturity securities	$5,088	$(5,217)	$(3,487)	$(1,005)
Equity securities	(256)	(803)	(21,895)	(4,356)
Other investments	(6,660)	(981)	(6,696)	(1,374)

Total net realized losses related to sales and other	(1,828)	(7,001)	(32,078)	(6,735)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(3,715)	(20,005)	(15,253)	(58,570)
Equity securities	(599)	(7,568)	(14,500)	(12,412)

Total net realized losses related to other-than-temporary impairments	(4,314)	(27,573)	(29,753)	(70,982)

Total net realized losses	$(6,142)	$(34,574)	$(61,831)	$(77,717)

Other-Than-Temporary Impairments

Adoption of FSP FAS 115-2 and 124-2

On April 1, 2009, the Company adopted FASB FSP No. FAS 115-2 and FAS 124-2. See Note 3 for further information. FSP FAS 115-2 and FAS 124-2 requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss in the statement of operations. Under FSP FAS 115-2 and FAS 124-2, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

FSP FAS 115-2 and FAS 124-2 requires that the Company record, as of April 1, 2009, the date of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income. For purposes of calculating the cumulative effect adjustment, the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, which were $188,614, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other factors. The Company determined that $119,022 of the OTTI previously recorded related to specific credit losses and $69,591 related to all other factors. Under FSP FAS 115-2 and FAS 124-2, the Company increased the amortized cost basis of these debt securities by $66,242 and recorded a cumulative effect adjustment, net of tax, in its shareholders’ equity section. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive loss.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

For the three and six months ended June 30, 2009, the Company recorded $7,996 and $33,435, respectively, of OTTI of which $4,314 and $29,753, respectively was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $3,682 for both periods related to all other factors and recorded as an unrealized loss component of accumulated other comprehensive loss.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Beginning balance at April 1, 2009 related to credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	$119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,237
Additions for credit loss impairments recognized in the current period on securities previously impaired	2,237
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(16,262)

Balance, June 30, 2009	$106,234

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the Balance Sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate debt and residential and commercial mortgage-backed or asset-backed securities. For corporate debt securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, which are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior to impairment at the Balance Sheet date. The discounted cash flows become the new amortized cost basis of the fixed maturity security.

In periods subsequent to the recognition of an other-than-temporary impairment, we generally accrete the discount (or amortize the reduced premium) into net investment income, up to the non-discounted amount of projected future cash flows, resulting from the reduction in cost basis, based upon the amount and timing of the expected future cash flows over the estimated period of cash flows.

Realized gains and losses on sales of investments are recognized on the specific identification basis.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

The investment categories and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$4,013	$(31)	$—	$—	$4,013	$(31)
States, municipalities and political subdivisions	84,434	(3,603)	75,637	(3,755)	160,071	(7,358)
Foreign governments	129,561	(6,247)	29,354	(3,207)	158,915	(9,454)
Asset-backed	3,218	(904)	11,900	(1,168)	15,118	(2,072)
Commercial mortgage-backed	31,157	(3,829)	153,051	(22,993)	184,208	(26,822)
Residential mortgage-backed	33,988	(3,150)	5,097	(1,723)	39,085	(4,873)
Corporate	834,374	(70,691)	2,520,622	(336,660)	3,354,996	(407,351)

Total fixed maturity securities	$1,120,745	$(88,455)	$2,795,661	$(369,506)	$3,916,406	$(457,961)

Equity securities:
Common stocks	$3,426	$(1,660)	$—	$—	$3,426	$(1,660)
Non-redeemable preferred stocks	113,517	(11,560)	261,581	(72,021)	375,098	(83,581)

Total equity securities	$116,943	$(13,220)	$261,581	$(72,021)	$378,524	$(85,241)

	December 31, 2008
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$983	$(22)	$—	$—	$983	$(22)
States, municipalities and political subdivisions	361,383	(12,397)	27,545	(2,279)	388,928	(14,676)
Foreign governments	117,133	(5,853)	28,478	(3,840)	145,611	(9,693)
Asset-backed	28,524	(384)	7,404	(2,051)	35,928	(2,435)
Commercial mortgage-backed	120,589	(26,663)	74,339	(16,752)	194,928	(43,415)
Residential mortgage-backed	6,668	(465)	2,303	(562)	8,971	(1,027)
Corporate	2,906,093	(372,956)	1,343,350	(327,187)	4,249,443	(700,143)

Total fixed maturity securities	$3,541,373	$(418,740)	$1,483,419	$(352,671)	$5,024,792	$(771,411)

Equity securities:
Common stocks	$3,366	$(1,618)	$—	$—	$3,366	$(1,618)
Non-redeemable preferred stocks	177,234	(57,723)	188,634	(76,550)	365,868	(134,273)

Total equity securities	$180,600	$(59,341)	$188,634	$(76,550)	$369,234	$(135,891)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

Total gross unrealized losses represent less than 13% and 17% of the aggregate fair value of the related securities at June 30, 2009 and December 31, 2008, respectively. Approximately 19% and 53% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2009 and December 31, 2008, respectively. The total gross unrealized losses are comprised of 1,055 and 1,409 individual securities at June 30, 2009 and December 31, 2008, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2009, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial, consumer cyclical and industrial industries of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve month or more were $323,509, or 73%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium. As of June 30, 2009, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of June 30, 2009 and December 31, 2008, our collateral held under securities lending, the use of which is unrestricted, was $210,703 and $234,027, respectively, while our liability to the borrower for collateral received was $224,774 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. The unrealized losses have been in a continuous loss position for twelve months or longer as of June 30, 2009 and December 31, 2008. The Company has actively reduced the size of the securities lending program to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing. Since the Company reinvests the cash collateral generally in investments that are designated as available-for-sale under FAS 115, the reinvestment is presented as cash flows from investing activities.

5. Fair Value Disclosures

FAS 157 Disclosures

FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with FAS 157, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

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

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset. Financial assets utilizing Level 2 inputs include corporate, municipal, foreign government and private placement bonds, U.S. Government and agency securities, residential and commercial mortgage-backed securities, asset-backed securities, non-redeemable preferred stocks and certain U.S. and foreign mutual funds.

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. Financial assets utilizing Level 3 inputs include certain non-redeemable preferred stocks, foreign government and corporate bonds, and commercial mortgage-backed and asset-backed securities that were quoted by brokers and could not be corroborated by Level 2 inputs and derivatives.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of June 30, 2009 and December 31, 2008.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

	June 30, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$125,195	$—		$125,195		$—
State, municipalities and political subdivisions	885,984	—		885,984		—
Foreign governments	577,634	2,791		560,034		14,809
Asset-backed	50,090	—		50,080		10
Commercial mortgage-backed	203,318	—		173,071		30,247
Residential mortgage-backed	735,043	—		735,043		—
Corporate	6,830,690	—		6,715,727		114,963
Equity securities:
Common stocks	4,158	3,116	a	1,042		—
Non-redeemable preferred stocks	442,015	—		436,450		5,565
Short-term investments	521,651	389,142		132,509		—
Collateral held under securities lending	185,703	84,735		100,968		—
Other investments	246,345	71,616	b, c	169,855	c	4,874	c
Cash equivalents	532,925	531,622		1,303		—
Other assets	9,315	—		—		9,315
Assets held in separate accounts	1,689,535	1,509,975	a	179,560		—

Total financial assets	$13,039,601	$2,592,997		$10,266,821		$179,783

Financial Liabilities
Other liabilities	$60,777	$60,777	b	$—		$—

	December 31, 2008
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$150,487	$—		$150,487		$—
State, municipalities and political subdivisions	873,580	—		873,580		—
Foreign governments	513,318	2,398		491,522		19,398
Asset-backed	59,906	—		59,895		11
Commercial mortgage-backed	198,103	—		159,194		38,909
Residential mortgage-backed	706,276	—		706,276		—
Corporate	6,130,017	—		6,023,335		106,682
Equity securities:
Common stocks	4,049	3,165	a	884		—
Non-redeemable preferred stocks	430,403	—		417,822		12,581
Short-term investments	703,402	611,460		91,942		—
Collateral held under securities lending	159,028	54,192		104,836		—
Other investments	239,605	56,296	b	176,285	c	7,024	c
Cash equivalents	674,390	674,390		—		—
Other assets	7,080	—		—		7,080
Assets held in separate accounts	1,701,996	1,523,024	a	178,972		—

Total financial assets	$12,551,640	$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	$56,296	b	$—		$—

[a]	Mainly includes mutual fund investments
[b]

Comprised of Assurant Investment Plan (“AIP”), American Security Insurance Company Investment Plan (“ASIC”) and Assurant Deferred Compensation Plan (“ADC”) investments and related liability which are invested in mutual funds

[c]	Consists of invested assets associated with a modified coinsurance arrangement

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign government	Asset- backed	Commercial mortgage- backed	Corporate	Non-redeemable preferred	Other investments	Other assets
Balance, beginning of period	$190,933	$17,147	$11	$38,395	$108,085	$12,315	$6,046	$8,934
Total (losses)gains (realized/unrealized) included in earnings	(914)	188	—	17	(1,325)	—	2	204
Net unrealized gains (losses) included in stockholder's equity	7,919	(2,526)	—	2,102	7,474	324	545	—
Purchases, issuances, (sales) and (settlements)	4,270	—	(1)	(10,267)	15,120	—	(759)	177
Net transfers out	(22,425)	—	—	—	(14,391)	(7,074)	(960)	—

Balance, end of period	$179,783	$14,809	$10	$30,247	$114,963	$5,565	$4,874	$9,315

	Three Months Ended June 30, 2008
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign government	Asset- backed	Commercial mortgage- backed	Residential mortgage- backed	Corporate	Non-redeemable preferred	Other investments	Other assets
Balance, beginning of period	$216,207	$5,112	$15	$38,882	$—	$152,230	$6,667	$9,613	$3,688
Total (losses)gains (realized/unrealized) included in earnings	1,552	98	—	521	—	(208)	—	13	1,128
Net unrealized gains (losses) included in stockholder's equity	(9,958)	105	—	(338)	418	(10,003)	(100)	(40)	—
Purchases, issuances, (sales) and (settlements)	22,829	8,250	(2)	7,044	19,357	(13,601)	1,940	(346)	187
Net transfers in	18,698	—	—	—	—	12,400	6,298	—	—

Balance, end of period	$249,328	$13,565	$13	$46,109	$19,775	$140,818	$14,805	$9,240	$5,003

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

	Six Months Ended June 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign government	Asset- backed	Commercial mortgage- backed	Corporate	Non-redeemable preferred	Other investments	Other assets
Balance, beginning of year	$191,685	$19,398	$11	$38,909	$106,682	$12,581	$7,024	$7,080
Total (losses)gains (realized/unrealized) included in earnings	15	374	—	10	(2,208)	—	3	1,836
Net unrealized gains (losses) included in stockholder's equity	9,943	(3,559)	—	4,884	8,298	58	262	—
Purchases, issuances, (sales) and (settlements)	12,476	—	(1)	(10,415)	23,948	—	(1,455)	399
Net transfers out	(34,336)	(1,404)	—	(3,141)	(21,757)	(7,074)	(960)	—

Balance, end of period	$179,783	$14,809	$10	$30,247	$114,963	$5,565	$4,874	$9,315

	Six Months Ended June 30, 2008
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign government	Asset- backed	Commercial mortgage- backed	Residential mortgage- backed	Corporate	Non-redeemable preferred	Other investments	Other assets
Balance, beginning of year	$282,581	$2,993	$1,808	$44,538	$—	$212,283	$7,431	$10,368	$3,160
Total (losses)gains (realized/unrealized) included in earnings	(91)	99	2	798	—	(1,437)	—	16	431
Net unrealized losses (gains) included in stockholder's equity	(15,975)	25	(1)	(697)	418	(14,882)	(387)	(451)	—
Purchases, issuances, (sales) and (settlements)	26,560	8,250	(4)	6,518	19,357	(10,220)	1,940	(693)	1,412
Net transfers (out) in	(43,747)	2,198	(1,792)	(5,048)	—	(44,926)	5,821	—	—

Balance, end of period	$249,328	$13,565	$13	$46,109	$19,775	$140,818	$14,805	$9,240	$5,003

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended June 30, 2009, the application of the valuation technique applied to similar assets and liabilities has been consistent.

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

Management evaluates the following factors in order to determine whether the market for a financial asset is inactive. The factors include, but are not limited to:

•	There are few recent transactions,

•	Little information is released publicly,

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of the bid-ask spread.

Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company generally uses the best estimate of fair value based upon all available inputs. On infrequent occasions, a non-pricing service source may be more familiar with the market activity for a particular security than the pricing service. In these cases the price used is taken from the non-pricing service source. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize our financial assets in the fair value hierarchy.

FAS 107 Disclosures

FAS No. 107, Disclosures About Fair Value of Financial Instruments (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for additional financial instruments as compared to FAS 157, including financial instruments that are not recognized in the consolidated balance sheets. However, FAS 107 excludes certain financial instruments including those related to insurance contracts and those accounted for under Accounting Principles Board Opinions (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock such as real estate joint ventures.

Please refer to the FAS 157 disclosure above for the methods and assumptions used to estimate fair value for the following assets and liabilities:

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

Other investments: the invested assets related to the modified coinsurance arrangement are classified as trading securities and are reported at their fair values, which are primarily based on matrix pricing models. The invested assets of the AIP, ASIC and ADC are classified as trading securities and are reported at their fair values, which are based on quoted market prices. The carrying amounts of the remaining other investments approximate fair value.

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

The following table demonstrates the carrying value and fair value of our financial assets and liabilities as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$809,182	$809,182	$1,040,684	$1,040,684
Fixed maturity securities	9,407,954	9,407,954	8,631,687	8,631,687
Equity securities	446,173	446,173	434,452	434,452
Commercial mortgage loans on real estate	1,470,121	1,428,270	1,506,694	1,509,923
Policy loans	56,548	56,548	58,096	58,096
Short-term investments	521,651	521,651	703,402	703,402
Other investments	341,323	341,323	339,453	339,453
Assets held in separate accounts	1,764,269	1,764,269	1,778,809	1,778,809
Collateral held under securities lending	210,703	210,703	234,027	234,027

Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$823,245	$727,872	$804,883	$701,529
Funds held under reinsurance	54,961	54,961	38,433	38,433
Debt	972,007	797,500	971,957	769,021
Mandatorily redeemable preferred stocks	8,160	8,160	11,160	11,160
Liabilities related to separate accounts	1,764,269	1,764,269	1,778,809	1,778,809
Obligations under securities lending	224,774	224,774	256,506	256,506

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

The fair value of the Company’s liabilities for insurance contracts, other than investment-type contracts, are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

6. Income Taxes

As of December 31, 2008, the Company had a cumulative valuation allowance of $98,793 against deferred tax assets. During the six months ended June 30, 2009, the Company recognized income tax expense of $5,423, and other comprehensive income of $25,917. The overall impact to the valuation allowance was a net decrease of $20,494. The decrease in the valuation allowance was primarily related to additional unrealized gains in the Company’s investment portfolio. It is management’s assessment that it is more likely than not that $78,299 of deferred tax assets will not be realized.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax assets, the valuation allowance may need to be adjusted in the future.

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2009 and 2008, respectively, and $30,094 for the six months ended June 30, 2009 and 2008, respectively. There was $22,570 of accrued interest at June 30, 2009 and 2008, respectively. The Company made interest payments of $30,094 on February 15, 2009 and February 15, 2008.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. There were no amounts relating to the commercial paper program outstanding at June 30, 2009. The Company did not use the revolving credit facility during the six months ended June 30, 2009 or the twelve months ended December 31, 2008 and no amounts are currently outstanding. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, the Company is not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. As of June 30, 2009 the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, at June 30, 2009 are as follows:

	Foreign currency translation adjustment	Unrealized losses on securities	OTTI	Pension under- funding	Accumulated other comprehensive loss
Balance at December 31, 2008	$(45,944)	$(478,400)	$—	$(146,602)	$(670,946)
Cumulative effect of change in accounting principle (after-tax)(1)	—	(35,359)	(7,758)	—	(43,117)
Activity in 2009	41,787	353,121	6,352	1,203	402,463

Balance at June 30, 2009	$(4,157)	$(160,638)	$(1,406)	$(145,399)	$(311,600)

(1)	Related to adoption of FSP FAS 115-2 and FAS 124-2. –See Notes 3 and 4 for further information.

The amounts in the unrealized losses on securities column is net of reclassification adjustments of $(37,970), net of tax, for the six months ended June 30, 2009, for net realized gains (losses) on sales of securities included in net income.

9. Stock Based Compensation

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has decided to award PSUs and RSUs in 2009. RSUs and PSUs are promises to provide actual stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and they will not have voting rights during the restricted period. PSUs will accrue dividend equivalents during the performance period, which will be paid in cash at the end of the performance period.

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

PSU Performance Goals. For 2009, the Compensation Committee has established earnings per share (“EPS”) growth, revenue growth and total stockholder return as the three performance measures for PSU awards. Earnings per share growth is defined as the year-over-year change in GAAP net income divided by average diluted shares outstanding. Revenue growth is defined as year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. The particular performance goals were set based on the performance of each measure relative to the A.M. Best U.S. Insurance Index.

Under the ALTEIP, the Company’s CEO is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Restricted stock and RSUs granted under this program may have different vesting periods.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 83,738 and 754,804 for the three and six months ended June 30, 2009, respectively. The compensation expense recorded related to RSUs was $2,051 and $2,445 for the three and six months ended June 30, 2009, respectively. The related total income tax benefit recognized was $718 and $856 for the three and six months ended June 30, 2009, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2009 was $20.52.

As of June 30, 2009, there was $11,801 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.82 years.

Performance Share Units

PSUs granted to employees were 631,066 for the six months ended June 30, 2009. No PSUs were granted during the three months ended June 30, 2009. The compensation expense recorded related to PSUs was $(370) and $31 for the three and six months ended June 30, 2009, respectively. Compensation expense recorded during the three months ended, March 31, 2009, has been reversed during the three months ended June 30, 2009 because the performance-based goals were below minimum payout threshold levels. The related total income tax expense recognized was $130 for the three months ended June 30, 2009. The related total income tax benefit recognized was $11 for the six months ended June 30, 2009. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2009 was $16.32.

As of June 30, 2009, there was no unrecognized compensation cost related to outstanding PSUs.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2009 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the six months ended June 30, 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Restricted Stock

Restricted stock granted to employees and to non-employee directors were 0 and 35,846 for the three months ended June 30, 2009 and 2008, respectively, and 10,900 and 120,631 for the six months ended June 30, 2009 and 2008, respectively. The compensation expense recorded related to restricted stock was $1,052 and $2,248 for the three months ended June 30, 2009 and 2008, respectively, and $2,581 and $3,703 for the six months ended June 30, 2009 and 2008, respectively. The related total income tax benefit recognized was $368 and $589 for the three months ended June 30, 2009 and 2008, respectively, and $903 and $1,098 for the six months ended June 30, 2009 and 2008, respectively. The weighted average grant date fair value for restricted stock granted during the six months ended June 30, 2009 and 2008 was $29.77 and $62.59, respectively.

As of June 30, 2009, there was $3,861 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 1.12 years. The total fair value of restricted stock vested during the three

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

months ended June 30, 2009 and 2008 was $902 and $3,717, respectively, and $1,910 and $5,455 for the six months ended June 30, 2009 and 2008, respectively.

Stock Appreciation Rights

There were no SARs granted during the three and six months ended June 30, 2009. There were 8,091 and 1,497,891 SARs granted during the three and six months ended June 30, 2008, respectively. The compensation expense recorded related to SARs was $2,689 and $3,541 for the three months ended June 30, 2009 and 2008, respectively, and $4,844 and $6,600 for the six months ended June 30, 2009 and 2008, respectively. The related total income tax benefit recognized was $941 and $1,199 for the three months ended June 30, 2009 and 2008, respectively, and $1,695 and $2,270 for the six months ended June 30, 2009 and 2008, respectively. The weighted average grant date fair value for SARs granted during the six months ended June 30, 2008 was $13.77.

The total intrinsic value of SARs exercised during the six months ended June 30, 2009 and 2008 was $417 and $35,963, respectively. As of June 30, 2009, there was approximately $13,195 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 1.23 years.

The fair value of each SAR granted to employees and officers was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued during the six months ended June 30, 2008 were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued during the six months ended June 30, 2008 was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was based on the current annual dividend and share price as of the grant date.

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants issued to directors have been issued from the ALTEIP, discussed above. There were no common shares issued or expense recorded for the three or six months ended June 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $984 and $330 for the three months ended June 30, 2009 and 2008, respectively, and $2,044 and $851 for the six months ended June 30, 2009 and 2008, respectively.

In January 2009, the Company issued 133,994 shares to employees at a discounted price of $27.00 for the offering period of July 1, 2008 through December 31, 2008. In January 2008, the Company issued 70,646 shares to employees at a discounted price of $53.45 for the offering period of July 1, 2007 through December 31, 2007.

In July 2009, the Company issued 186,940 shares to employees at a discounted price of $21.68 for the offering period of January 1, 2009 through June 30, 2009. In July 2008, the Company issued 65,841 shares to employees at a discounted price of $59.13 for the offering period of January 1, 2008 through June 30, 2008.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

10. Earnings Per Common Share

In accordance with FSP EITF 03-6-1 and as described in Note 3, restricted stock and RSUs which have non-forfeitable rights to dividends or dividend equivalents are included in calculating basic and diluted earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed earnings. All prior period EPS data presented has been adjusted retrospectively.

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator
Net income	$193,322	$189,954	$273,903	$376,784
Deduct dividends paid	(17,771)	(16,566)	(34,260)	(30,740)

Undistributed earnings	$175,551	$173,388	$239,643	$346,044

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	118,482,958	118,309,388	118,188,879	118,206,453

Incremental common shares from :
SARs	58,368	1,265,602	59,174	1,278,959
ESPP	186,978	65,893	186,978	65,893

Weighted average shares used in diluted earnings per share calculations	118,728,304	119,640,883	118,435,031	119,551,305

Earnings per common share - Basic
Distributed earnings	$0.15	$0.14	$0.29	$0.26
Undistributed earnings	1.48	1.47	2.03	2.93

Net income	$1.63	$1.61	$2.32	$3.19

Earnings per common share - Diluted
Distributed earnings	$0.15	$0.14	$0.29	$0.26
Undistributed earnings	1.48	1.45	2.02	2.89

Net income	$1.63	$1.59	$2.31	$3.15

Average SARs totaling 4,460,151 and 1,471,068 for the three months ended June 30, 2009 and 2008, respectively, and 4,665,504 and 891,177 for the six months ended June 30, 2009 and 2008, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

11.	Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2009 and 2008 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$5,450	$5,300	$550	$475	$675	$775
Interest cost	7,350	6,575	1,600	1,475	1,050	950
Expected return on plan assets	(8,800)	(9,275)	—	—	(475)	(300)
Amortization of prior service cost	100	725	150	200	325	325
Amortization of net loss (gain)	125	1,050	275	350	(50)	—
Special termination benefits	—	—	—	1,748	—	—

Net periodic benefit cost	$4,225	$4,375	$2,575	$4,248	$1,525	$1,750

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$10,900	$10,600	$1,100	$950	$1,350	$1,550
Interest cost	14,700	13,150	3,200	2,950	2,100	1,900
Expected return on plan assets	(17,600)	(18,550)	—	—	(950)	(600)
Amortization of prior service cost	200	1,450	300	400	650	650
Amortization of net loss (gain)	250	2,100	550	700	(100)	—
(Curtailment credit) special termination benefits	—	—	(549)	1,748	—	—

Net periodic benefit cost	$8,450	$8,750	$4,601	$6,748	$3,050	$3,500

(1)	The Company’s nonqualified plans are unfunded.

During the first six months of 2009, $20,000 was contributed to the qualified pension benefits plan (“Plan”). An additional $20,000 is expected to be contributed to the Plan over the remainder of 2009.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

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

	Low	Target	High
Debt securities	45%	50%	55%
Equity securities (2)	45%	50%	55%

(2)	Target asset allocations for equity securities include allocations for alternative investments. We expect to invest certain plan assets in alternative investments, examples of which include funds of hedge funds, private real estate and private equity, during 2009.

Effective January 1, 2009, the Company decided to modify its expected long-term return on plan assets assumption to 7.50% from 8.25%. The Company believes that this revised assumption better reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure.

12. Segment Information

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$666,935	$477,838	$468,895	$262,198	$—	$1,875,866
Net investment income	97,106	28,320	12,073	33,466	3,967	174,932
Net realized losses on investments	—	—	—	—	(6,142)	(6,142)
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,750	6,750
Fees and other income	51,960	13,642	9,847	7,540	139,214	222,203

Total revenues	816,001	519,800	490,815	303,204	143,789	2,273,609

Benefits, losses and expenses
Policyholder benefits	261,325	178,167	357,644	186,770	5,496	989,402
Amortization of deferred acquisition costs and value of business acquired	293,559	93,147	2,357	9,430	—	398,493
Underwriting, general and administrative expenses	215,829	110,269	146,800	88,563	27,575	589,036
Interest expense	—	—	—	—	15,160	15,160

Total benefits, losses and expenses	770,713	381,583	506,801	284,763	48,231	1,992,091

Segment income (loss) before provision (benefit) for income tax	45,288	138,217	(15,986)	18,441	95,558	281,518
Provision (benefit) for income taxes	17,394	46,989	(5,656)	6,313	23,156	88,196

Segment income (loss) after tax	$27,894	$91,228	$(10,330)	$12,128	$72,402

Net income						$193,322

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

	Six Months Ended June 30, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,311,547	$971,628	$941,241	$526,029	$—	$3,750,445
Net investment income	195,101	57,756	24,550	67,623	8,381	353,411
Net realized losses on investments	—	—	—	—	(61,831)	(61,831)
Amortization of deferred gain on disposal of businesses	—	—	—	—	13,552	13,552
Fees and other income	103,991	26,966	19,761	14,298	140,893	305,909

Total revenues	1,610,639	1,056,350	985,552	607,950	100,995	4,361,486

Benefits, losses and expenses
Policyholder benefits	533,347	345,967	679,604	385,498	5,328	1,949,744
Amortization of deferred acquisition costs and value of business acquired	574,095	187,280	5,832	19,080	—	786,287
Underwriting, general and administrative expenses	410,897	226,053	293,565	174,200	51,006	1,155,721
Interest expense	—	—	—	—	30,349	30,349

Total benefits, losses and expenses	1,518,339	759,300	979,001	578,778	86,683	3,922,101

Segment income before provision for income tax	92,300	297,050	6,551	29,172	14,312	439,385
Provision for income Taxes	34,095	101,154	2,209	10,022	18,002	165,482

Segment income (loss) after tax	$58,205	$195,896	$4,342	$19,150	$(3,690)

Net income						$273,903

	As of June 30, 2009
Segment assets:
Segment assets, excluding goodwill	$11,071,835	$3,191,767	$1,019,029	$2,524,077	$6,006,372	$23,813,080

Goodwill						1,009,394

Total assets						$24,822,474

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

13. Commitments and Contingencies

In the normal course of business, the Company issues letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $29,135 and $29,617 of letters of credit outstanding as of June 30, 2009 and December 31, 2008, respectively.

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

Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation, in an effort to resolve these disputes. The disputes involving ARIC and an affiliate, Assurant General Insurance Limited (formerly Bankers Insurance Company Limited) (“AGIL”), for the 1995 and 1996 program years are subject to working group settlements negotiated with other market participants. Negotiations, arbitrations and litigation are still ongoing with respect to the 1997 program year or will be scheduled for the remaining disputes.

As previously disclosed by the Company in a Current Report on Form 8-K, on June 9, 2009, ARIC and AGIL, wholly-owned subsidiaries of the Company, entered into a settlement agreement with Willis Limited, a subsidiary of Willis Group Holdings Limited (“Willis Limited”). The settlement agreement related to an action commenced in 2007 in the English Commercial Court pertaining to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay ARIC and AGIL a total of $139,000, which the Company has recorded in its Corporate and Other reporting segment.

The Company believes, based on information currently available, that existing loss accruals for remaining arbitrations and lawsuits are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

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

Six Months Ended June 30, 2009 and 2008

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

In the course of its response to SEC Staff inquiries, the Company identified certain problems related to its document production process. These production issues have delayed resolution of this matter. The Company believes that it has completed its response to the SEC Staff’s document request.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2009 and 2008

(In thousands, except per share and share amounts)

14. Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was August 5, 2009, and determined there were none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant”) as of June 30, 2009, compared with December 31, 2008, and our results of operations for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the June 30, 2009 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (iv) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (v) inadequacy of reserves established for future claims losses; (vi) failure to predict or manage benefits, claims and other costs; (vii) losses due to natural and man-made catastrophes; (viii) increases or decreases in tax valuation allowances; (ix) current or new laws and regulations that could increase our costs or limit our growth; (x) fluctuations in exchange rates and other risks related to our international operations; (xi) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xii) diminished value of invested assets in our investment portfolio (due to, among other things, the recent volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments, environmental liability exposure and inability to target an appropriate overall risk level); (xiii) inability of reinsurers to meet their obligations; (xiv) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xv) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xvi) a further decline in the manufactured housing industry; (xvii) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (xviii) failure to effectively maintain and modernize our information systems; (xix) failure to protect client information and privacy; (xx) failure to find and integrate suitable acquisitions and new insurance ventures; (xxi) inability of our subsidiaries to pay sufficient dividends; (xxii) failure to provide for succession of senior management and key executives; (xxiii) negative impact on our business and negative publicity due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); and (xxiv) significant competitive pressures in our businesses and cyclicality of the insurance industry. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A in our 2008 Annual Report on Form 10-K.

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

Critical Factors Affecting Results and Liquidity

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including unemployment, difficult conditions in financial markets and the global economic slowdown, may have a material adverse effect on our results of operations or financial condition during 2009. For example, our second quarter 2009 results for Assurant Health reflected deteriorating claims experience driven by heavy utilization of medical services and a reserve strengthening of $9,000 (after-tax) to address unfavorable claims development in the first six months of 2009. Similarly, the effects of proposed or recently passed government regulation on our sales and profitability is not yet known, but could negatively affect our results of operations or financial condition during 2009. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2008 Annual Report on Form 10-K.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months. For the six months ended June 30, 2009, net cash used in operating activities totaled $(173,757); net cash provided by investing activities totaled $5,930 and net cash used in financing activities totaled $(70,524). We had $809,182 in cash and cash equivalents as of June 30, 2009. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2008 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2008 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the six months ended June 30, 2009.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$1,875,866	$1,995,516	$3,750,445	$3,936,933
Net investment income	174,932	201,211	353,411	398,985
Net realized losses on investments	(6,142)	(34,574)	(61,831)	(77,717)
Amortization of deferred gain on disposal of businesses	6,750	7,327	13,552	14,706
Fees and other income	222,203	79,280	305,909	153,178

Total revenues	2,273,609	2,248,760	4,361,486	4,426,085

Benefits, losses and expenses:
Policyholder benefits	989,402	998,208	1,949,744	1,935,667
Selling, underwriting and general expenses (1)	987,529	985,851	1,942,008	1,924,501
Interest expense	15,160	15,287	30,349	30,575

Total benefits, losses and expenses	1,992,091	1,999,346	3,922,101	3,890,743

Income before provision for income taxes	281,518	249,414	439,385	535,342
Provision for income taxes	88,196	59,460	165,482	158,558

Net income	$193,322	$189,954	$273,903	$376,784

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

The following discussion provides an analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the three and six months ended June 30, 2009 (“Second Quarter 2009” and “Six Months 2009”, respectively) and three and six months ended June 30, 2008 (“Second Quarter 2008” and “Six Months 2008”, respectively). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended June 30, 2009 Compared to The Three Months Ended June 30, 2008.

Net Income

Net income increased $3,368, or 2%, to $193,322 for Second Quarter 2009 from $189,954 for Second Quarter 2008. The increase was primarily due to a favorable legal settlement of $84,996, (after-tax), net of attorney fees and allowances for related recoverables. The income related to this settlement was partially offset by less favorable underwriting results from our four operating segments and a decline of $17,081, after-tax, in net investment income due to lower average invested assets and lower investment yields.

For The Six Months Ended June 30, 2009 Compared to The Six Months Ended June 30, 2008.

Net Income

Net income decreased $102,881, or 27%, to $273,903 for Six Months 2009 from $376,784 for Six Months 2008. The decrease was primarily due to less favorable underwriting results from our four operating segments and a decline of $29,623, after-tax, in net investment income due to lower average invested assets and lower investment yields. Partially offsetting these items is a favorable legal settlement of $84,996, (after-tax), net of attorney fees and allowances for related recoverables discussed above.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$666,935	$700,629	$1,311,547	$1,384,122
Net investment income	97,106	108,425	195,101	215,155
Fees and other income	51,960	47,668	103,991	91,949

Total revenues	816,001	856,722	1,610,639	1,691,226

Benefits, losses and expenses:
Policyholder benefits	261,325	306,173	533,347	592,853
Selling, underwriting and general expenses	509,388	503,073	984,992	978,606

Total benefits, losses and expenses	770,713	809,246	1,518,339	1,571,459

Segment income before provision for income taxes	45,288	47,476	92,300	119,767
Provision for income taxes	17,394	15,121	34,095	39,855

Segment net income	$27,894	$32,355	$58,205	$79,912

Net earned premiums and other considerations:
Domestic:
Credit	$62,740	$69,808	$128,681	$143,061
Service contracts	354,783	335,552	701,291	655,066
Other (1)	22,054	15,186	36,633	30,620

Total domestic	439,577	420,546	866,605	828,747

International:
Credit	79,835	88,661	154,008	186,925
Service contracts	97,280	90,128	185,183	167,795
Other (1)	4,107	6,903	7,767	16,501

Total international	181,222	185,692	346,958	371,221

Preneed	46,136	94,391	97,984	184,153

Total	$666,935	$700,629	$1,311,547	$1,384,122

Fees and other income:
Domestic:
Debt protection	$10,232	$8,284	$19,503	$16,198
Service contracts	23,068	19,941	50,777	38,312
Other (1)	5,593	7,439	9,541	13,174

Total domestic	38,893	35,664	79,821	67,684

International	7,330	9,706	13,401	19,446
Preneed	5,737	2,298	10,769	4,819

Total	$51,960	$47,668	$103,991	$91,949

Gross written premiums (2):
Domestic:
Credit	$136,450	$152,730	$271,796	$305,071
Service contracts	245,306	396,157	492,189	789,968
Others (1)	43,985	17,076	59,059	33,834

Total domestic	425,741	565,963	823,044	1,128,873

International:
Credit	197,605	214,407	368,984	433,619
Service contracts	98,494	110,714	205,564	211,716
Others (1)	6,734	8,962	12,121	20,310

Total international	302,833	334,083	586,669	665,645

Total	$728,574	$900,046	$1,409,713	$1,794,518

Preneed (face sales)	$126,263	$120,859	$229,387	$225,283
Combined ratios (3):
Domestic	97.6%	99.4%	98.0%	98.0%
International	111.6%	111.4%	109.5%	106.9%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the Preneed business.

For The Three Months Ended June 30, 2009 Compared to The Three Months Ended June 30, 2008.

Net Income

Segment net income decreased $4,461, or 14%, to $27,894 for Second Quarter 2009 from $32,355 for Second Quarter 2008. The decrease was primarily the result of continued unfavorable credit insurance loss experience in the United Kingdom (“UK”), due to the high unemployment rates, and duration of unemployment, and a decrease of $7,357 (after-tax) of net investment income due to lower average invested assets and lower investment yields in Second Quarter 2009 compared with Second Quarter 2008. These decreases were partially offset by improved underwriting results from our domestic service contract business. In addition, Second Quarter 2008 net income included a loss from a discontinued credit life product in Brazil of $6,900 (after-tax).

Total Revenues

Total revenues decreased $40,721, or 5%, to $816,001 for Second Quarter 2009 from $856,722 for Second Quarter 2008. The decrease is mainly attributable to reduced net earned premiums and other considerations of $33,694, primarily resulting from our application of Statement of Financial Accounting Standards (“FAS”) No. 97, (see Note 2) for new Preneed life insurance policies in which death benefit increases are determined at the discretion of the Company. The difference between reporting in accordance with FAS 97 compared with FAS 60 is not material but impacted various income statement captions including net earned premiums and other considerations; however it had no impact on our overall net income. Absent this item, net earned premiums would have increased by approximately $10,000, or 1%. This increase was partially offset by the continued runoff of our domestic credit insurance and the Preneed independent U.S. businesses as well as the unfavorable impact of change in foreign exchange rates, as the U.S. dollar strengthened against international currencies. Also contributing to the decrease in revenues was lower net investment income of $11,319, or 10%, primarily due to lower average invested assets and lower investment yields. Fees and other income increased $4,292, or 9%, primarily from the continued growth of our international service contract business resulting from acquisitions made in the latter part of 2008 and the application of FAS 97 for our Preneed business.

Gross written premiums decreased $171,472, or 19%, to $728,574 for Second Quarter 2009 from $900,046 for Second Quarter 2008. Gross written premiums from our domestic service contract business decreased $150,851, primarily due to a client bankruptcy as well as lower premiums related to a decrease in retail and auto sales. Gross written premiums from our international credit business decreased $16,802, primarily driven by unfavorable impact of changes in foreign exchange rates combined with a slowdown in the UK mortgage credit market. This was partially offset by growth in other countries from increased marketing efforts and strong client production. Gross written premiums from our domestic credit insurance business decreased $16,280, due to the continued runoff of this product line. Gross written premiums from our international service contract business decreased $12,220, primarily the result of the unfavorable impact of changes in foreign exchange rates. This was partially offset by growth from both new and existing clients, which is consistent with our international expansion strategy. Other domestic gross written premiums increased $26,909, entirely driven by a temporary new program, which started and ended in Second Quarter 2009. Preneed face sales increased $5,404 due to increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $38,533, or 5%, to $770,713 for Second Quarter 2009 from $809,246 for Second Quarter 2008. Policyholder benefits decreased $44,848, primarily due to the above-mentioned application of FAS 97 in our Preneed business. Also contributing to the decrease were lower losses from a discontinued credit life product in Brazil and improved loss experience in our domestic service contract business. This was partially offset by unfavorable loss experience in our UK credit business resulting from higher unemployment rates. Selling, underwriting and general expenses increased $6,315. General expenses increased $23,775, primarily due to higher expenses associated with the recent domestic service contract business acquisitions and a $3,700 restructuring charge. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased

$17,460, primarily due to the decrease in net earned premiums in our international business, favorable foreign exchange rates, and reduced commission expense resulting from the acquisitions in the latter part of 2008.

For The Six Months Ended June 30, 2009 Compared to The Six Months Ended June 30, 2008.

Net Income

Segment net income decreased $21,707, or 27%, to $58,205 for Six Months 2009 from $79,912 for Six Months 2008. The decrease was primarily the result of unfavorable loss experience in the UK and a $13,035 (after-tax) decrease of net investment income due to both lower average invested assets and lower investment yields. In addition, Six Months 2008 includes $11,700 (after-tax) of income related to the accrual of contractual receivables established for certain domestic service contracts. These items were partially offset by improved underwriting results from our domestic service contract business, a loss of $6,900 (after-tax) recorded in Six Months 2008 from a discontinued credit life product in Brazil and improved underwriting results in our international business, absent the UK credit business discussed above.

Total Revenues

Total revenues decreased $80,587, or 5%, to $1,610,639 for Six Months 2009 from $1,691,226 for Six Months 2008. The decrease is mainly attributable to reduced net earned premiums and other considerations of $72,575, primarily resulting from the above-mentioned application of FAS 97, in our Preneed business. Absent this item, net earned premiums increased $3,000, or less than 1%, due to higher earnings in our domestic and international service contract business from premiums written in prior periods. This increase was partially offset by the continued runoff of our domestic credit insurance and the Preneed independent U.S. businesses and the unfavorable impact of foreign exchange as the U.S. dollar strengthened against international currencies. Also contributing to the decrease in revenues was lower net investment income of $20,054, or 9%, due primarily to lower average invested assets and lower investment yields. These decreases were partially offset by an increase in fees and other income of $12,042, or 13%, primarily from the continued growth of our service contract businesses mostly resulting from acquisitions made in the latter part of 2008 and the application of FAS 97 for our Preneed business.

Gross written premiums decreased $384,805, or 21%, to $1,409,713 for Six Months 2009 from $1,794,518 for Six Months 2008. Gross written premiums from our domestic service contract business decreased $297,779, primarily due to a client bankruptcy, as well as lower premiums resulting from decreased retail and auto sales. Gross written premiums from our international credit business decreased $64,635 primarily driven by unfavorable impact of changes in foreign exchange rates and the slowdown in the UK mortgage market. This was partially offset by growth in other countries from increased marketing efforts and strong client production. Gross written premiums from our domestic credit insurance business decreased $33,275, due to the continued runoff of this product line. Gross written premiums from our international service contract business decreased $6,152, primarily the result of unfavorable impact of changes in foreign exchange rates. This was partially offset by growth from both new and existing clients, which is consistent with our international expansion strategy. Other domestic gross written premium increased $25,225 mainly due to a temporary new program, which started and ended in Second Quarter 2009. Preneed face sales were $4,104 higher due to increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $53,120, or 3%, to $1,518,339 for Six Months 2009 from $1,571,459 for Six Months 2008. Policyholder benefits decreased $59,506, primarily due to the above-mentioned application of FAS 97 in our Preneed business. Also contributing to the decrease were lower losses from a discontinued credit life product in Brazil and improved loss experience in our domestic service contract business. This was partially offset by unfavorable loss experience in our UK credit business resulting from higher unemployment rates. Selling, underwriting and general expenses increased $6,386. General expenses increased $41,116, primarily due to higher expenses associated with the recent domestic service contract business acquisitions. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $34,730, primarily due to the decrease in net earned premiums in our international business, favorable impact of changes in foreign exchange rates, and reduced commission expense resulting from the acquisitions in the latter part of 2008. These declines in Six Months 2009 were partially offset by an $18,000 reduction in commission expense related to the accrual of contractual receivables established from certain domestic service contract clients recorded in Six Months 2008.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$477,838	$533,914	$971,628	$1,015,341
Net investment income	28,320	31,997	57,756	61,372
Fees and other income	13,642	11,996	26,966	25,589

Total revenues	519,800	577,907	1,056,350	1,102,302

Benefits, losses and expenses:
Policyholder benefits	178,167	171,793	345,967	316,606
Selling, underwriting and general expenses	203,416	206,339	413,333	395,181

Total benefits, losses and expenses	381,583	378,132	759,300	711,787

Segment income before provision for income taxes	138,217	199,775	297,050	390,515
Provision for income taxes	46,989	68,733	101,154	134,729

Segment net income	$91,228	$131,042	$195,896	$255,786

Net earned premiums and other considerations:
Homeowners (creditor placed and voluntary)	$336,338	$391,153	$684,785	$733,488
Manufactured housing (creditor placed and voluntary)	55,128	56,484	111,004	113,545
Other (1)	86,372	86,277	175,839	168,308

Total	$477,838	$533,914	$971,628	$1,015,341

Gross earned premiums for selected product groupings:
Homeowners (creditor placed and voluntary)	$430,568	$460,818	$867,959	$862,880
Manufactured housing (creditor placed and voluntary)	77,083	80,069	154,567	160,919
Other (1)	147,449	146,880	298,878	287,673

Total	$655,100	$687,767	$1,321,404	$1,311,472

Gross written premiums for selected product groupings:
Homeowners (creditor placed and voluntary)	$437,271	$529,444	$849,977	$948,945
Manufactured housing (creditor placed and voluntary)	77,969	79,451	147,821	149,582
Other (1)	154,864	169,849	286,565	295,165

Total	$670,104	$778,744	$1,284,363	$1,393,692

Ratios:
Loss ratio (2)	37.3%	32.2%	35.6%	31.2%
Expense ratio (3)	41.4%	37.8%	41.4%	38.0%
Combined ratio (4)	77.6%	69.3%	76.0%	68.4%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2009 Compared to The Three Months Ended June 30, 2008.

Net Income

Segment net income decreased $39,814, or 30%, to $91,228 for Second Quarter 2009 from $131,042 for Second Quarter 2008. The decline in net income is primarily due to decreased creditor-placed homeowners insurance net earned premiums. The decrease in creditor-placed homeowners insurance net earned premiums is the result of loans lost in servicer consolidations, fewer policies on real estate owned (“REO”) properties and increased catastrophe reinsurance costs of $6,937 (after-tax).

Total Revenues

Total revenues decreased $58,107 or 10%, to $519,800 for Second Quarter 2009 from $577,907 for Second Quarter 2008. The decrease in revenues is primarily due to decreased net earned premiums of $56,076, or 11%. The decrease in net earned premium is attributable to lower creditor-placed homeowners insurance net earned premiums, which is the result of client losses due to financial industry consolidation and a $10,673 increase in catastrophe reinsurance costs. We anticipate our catastrophe reinsurance costs, excluding potential reinstatement premiums, to remain at these increased amounts over the remainder of the year.

During Second Quarter 2009 we entered into reinsurance agreements providing for $150,000 in multi-year, fully collateralized reinsurance from Ibis Re Ltd. (“Ibis Re”), a separate non-consolidated special purpose reinsurance company domiciled in the Cayman Islands. Ibis Re financed the property catastrophe reinsurance coverage by issuing $150,000 in catastrophe bonds to qualified institutional buyers in a private placement. The new reinsurance coverage is designed to complement our existing property catastrophe reinsurance and state-specific reinsurance programs and to enhance our ability to manage risk related to catastrophe losses. The reinsurance consists of two separate layers of coverage providing for an aggregate of $150,000 of reinsurance coverage against losses from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the U.S. until April 2012.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $3,451 or 1%, to $381,583 for Second Quarter 2009 from $378,132 for Second Quarter 2008. This increase was due to an increase in policyholder benefits of $6,374 partially offset by lower selling, underwriting, and general expenses of $2,923. The increase in policyholder benefits is attributable to higher than normal frequency of smaller-scale weather events. There were no reportable catastrophe losses in Second Quarter 2009 and 2008. Commissions, taxes, licenses and fees decreased $23,938, primarily due to the decline in net earned premiums. General expenses increased $21,015 primarily due to additional services provided to our clients, such as loss drafts, client acquisition expenses and assessments. In addition, Second Quarter 2009 includes $3,800 in restructuring charges related to the consolidation of some of our operations. Second Quarter 2009 combined ratio was 77.6% compared with 69.3% for Second Quarter 2008.

For The Six Months Ended June 30, 2009 Compared to The Six Months Ended June 30, 2008.

Net Income

Segment net income decreased $59,890, or 23%, to $195,896 for Six Months 2009 from $255,786 for Six Months 2008. The decrease in net income is primarily due to decreased creditor-placed homeowners insurance net earned premiums, and increased benefits, losses and expenses. The decrease in creditor-placed homeowners insurance net earned premiums is the result of loans lost in servicer consolidations, fewer policies on REO properties and increased catastrophe reinsurance costs of $15,364 (after-tax). In addition, Six Months 2008 included $4,618 (after-tax) of income from a client related settlement.

Total Revenues

Total revenues decreased $45,952 or 4%, to $1,056,350 for Six Months 2009 from $1,102,302 for Six Months 2008. The decrease in revenues is primarily due to decreased net earned premiums of $43,713, or 4%. The decrease in net earned premiums is attributable to lower creditor-placed homeowners insurance net earned premiums, which is the result of client losses due to financial industry consolidation and a $23,637 increase in catastrophe reinsurance costs.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $47,513 or 7%, to $759,300 for Six Months 2009 from $711,787 for Six Months 2008. This increase was due to an increase in policyholder benefits of $29,361 and higher selling, underwriting, and general expenses of $18,152. The increase in policyholder benefits is attributable to higher than normal frequency of smaller-scale weather events. There were no reportable catastrophe losses in Six Months 2009 and 2008. Commissions, taxes, licenses and fees decreased $17,106, primarily due to the decline in net earned premiums. General expenses increased $35,258 primarily due to additional services provided to our clients, such as loss drafts, client acquisition expenses and assessments. In addition, Second Quarter 2009 includes $3,800 restructuring charges related to the consolidation of some of our operations. Six Months 2009 combined ratio was 76.0% compared with 68.4% for Six Months 2008.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$468,895	$487,725	$941,241	$983,785
Net investment income	12,073	15,302	24,550	30,950
Fees and other income	9,847	9,637	19,761	19,043

Total revenues	490,815	512,664	985,552	1,033,778

Benefits, losses and expenses:
Policyholder benefits	357,644	325,504	679,604	632,069
Selling, underwriting and general expenses	149,157	143,804	299,397	300,985

Total benefits, losses and expenses	506,801	469,308	979,001	933,054

Segment (loss) income before provision for income taxes	(15,986)	43,356	6,551	100,724
(Benefit) provision for income taxes	(5,656)	15,635	2,209	35,740

Segment net (loss) income	$(10,330)	$27,721	$4,342	$64,984

Net earned premiums and other considerations:
Individual markets:
Individual medical	$316,093	$318,095	$633,163	$637,851
Short-term medical	26,604	24,583	52,652	48,122

Subtotal	342,697	342,678	685,815	685,973
Small employer group	126,198	145,047	255,426	297,812

Total	$468,895	$487,725	$941,241	$983,785

Membership by product line:
Individual markets:
Individual medical			570	587
Short-term medical			95	101

Subtotal			665	688
Small employer group:			123	142

Total			788	830

Ratios:
Loss ratio (1)	76.3%	66.7%	72.2%	64.2%
Expense ratio (2)	31.2%	28.9%	31.2%	30.0%
Combined ratio (3)	105.9%	94.4%	101.9%	93.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

Net (Loss) Income

Segment results decreased $38,051, or 137%, to a net loss of $(10,330) for Second Quarter 2009 from net income of $27,721 for Second Quarter 2008. The decrease is primarily attributable to deteriorating claims experience caused by higher medical benefits utilization mainly in our individual medical business, and continued unfavorable claim reserve development which led to a $9,000 (after-tax) reserve strengthening.

Total Revenues

Total revenues decreased $21,849, or 4%, to $490,815 for Second Quarter 2009 from $512,664 for Second Quarter 2008. Net earned premiums and other considerations from our individual medical business decreased $2,002, or 1%, due to reduced membership, partially offset by premium rate increases. This market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $18,849, or 13%, due to a decline in members, partially offset by premium rate increases. The decline in the small employer group members is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $3,229 due to lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $37,493, or 8%, to $506,801 for Second Quarter 2009 from $469,308 for Second Quarter 2008. Policyholder benefits increased $32,140, or 10%, and the benefit loss ratio increased to 76.3% from 66.7%. As referenced above, the increase in the benefit loss ratio was primarily attributable to deteriorating claims experience and unfavorable claim reserve development on both individual medical business and small employer group business, which led to a $13,850 reserve strengthening, coupled with a non-proportionate decline in small employer group net earned premiums. Selling, underwriting and general expenses increased $5,353, or 4%, primarily due to higher advertising costs.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

Net Income

Segment net income decreased $60,642, or 93%, to $4,342 for Six Months 2009 from $64,984 for Six Months 2008. The decrease is primarily attributable to deteriorating claims experience caused by higher medical benefits utilization mainly in our individual medical business, and continued unfavorable claim reserve development which led to a $9,000 (after-tax) reserve strengthening during Second Quarter 2008 and the continuing decline in small employer group net earned premiums.

Total Revenues

Total revenues decreased $48,226, or 5%, to $985,552 for Six Months 2009 from $1,033,778 for Six Months 2008. Net earned premiums and other considerations from our individual medical business decreased $4,688, or 1%, due to reduced membership, partially offset by premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $42,386, or 14%, due to a decline in members, partially offset by premium rate increases. The decline in small employer group business is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $6,400 due to lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $45,947, or 5%, to $979,001 for Six Months 2009 from $933,054 for Six Months 2008. Policyholder benefits increased $47,535, or 8%, and the benefit loss ratio increased to 72.2% from 64.2%. The increase in the benefit loss ratio was primarily due to deteriorating claims experience and unfavorable claim reserve development on both individual medical business and small employer group business, which led to a $13, 850 reserve strengthening, coupled with a non-proportionate decline in net earned premiums. Selling, underwriting and general expenses decreased $1,588, or 1%, primarily due to lower commission expenses for small employer group business associated with the decline in net earned premium.

Assurant Employee Benefits

Overview

The tables below present information regarding the Assurant Employee Benefits segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$262,198	$273,248	$526,029	$553,685
Net investment income	33,466	38,919	67,623	77,288
Fees and other income	7,540	7,208	14,298	13,763

Total revenues	303,204	319,375	607,950	644,736

Benefits, losses and expenses:
Policyholder benefits	186,770	193,642	385,498	393,043
Selling, underwriting and general expenses	97,993	97,354	193,280	198,255

Total benefits, losses and expenses	284,763	290,996	578,778	591,298

Segment income before provision for income taxes	18,441	28,379	29,172	53,438
Provision for income taxes	6,313	9,749	10,022	18,476

Segment net income	$12,128	$18,630	$19,150	$34,962

Ratios:
Loss ratio (1)	71.2%	70.9%	73.3%	71.0%
Expense ratio (2)	36.3%	34.7%	35.8%	34.9%
Net earned premiums and other considerations:
By major product grouping:
Group dental	$105,306	$108,976	$210,871	$215,049
Group disability single premiums for closed blocks (3)	—	—	—	5,500
All other group disability	108,495	113,327	218,199	229,627
Group life	48,397	50,945	96,959	103,509

Total	$262,198	$273,248	$526,029	$553,685

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

For The Three Months Ended June 30, 2009 Compared to The Three Months Ended June 30, 2008.

Net Income

Segment net income decreased $6,502, or 35%, to $12,128 for Second Quarter 2009 from $18,630 for Second Quarter 2008. Results for Second Quarter 2009 are lower as a result of less favorable life and dental loss experience, an increase in general expenses, and lower net investment income partially offset by favorable disability loss experience.

Total Revenues

Total revenues decreased $16,171, or 5%, to $303,204 for Second Quarter 2009 from $319,375 for Second Quarter 2008. Second Quarter 2009 net earned premiums decreased $11,050, or 4%. Net earned premiums in all products have decreased due to an increase in lapses, increased unemployment rates and economic pressures in the small business sector. Net investment income decreased $5,453, or 14%, driven by lower average invested assets and lower investment yields. In addition, Second Quarter 2008 included $1,210 in real estate joint venture partnerships investment income.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $6,233, or 2%, to $284,763 for Second Quarter 2009 from $290,996 for Second Quarter 2008. The loss ratio increased to 71.2% from 70.9%, primarily driven by less favorable life and dental experience, partially offset by favorable disability loss experience. Disability results were driven by assumed business through our Disability RMS distribution channel, where we saw favorable recoveries and steady incidence levels. The expense ratio increased to 36.3% from 34.7% driven by lower net earned premium and $2,260 restructuring charge.

For The Six Months Ended June 30, 2009 Compared to The Six Months Ended June 30, 2008.

Net Income

Segment net income decreased $15,812, or 45%, to $19,150 for Six Months 2009 from $34,962 for Six Months 2008. The decrease in net income was driven by lower net earned premiums and less favorable life, dental and disability loss experience. In addition, net investment income was lower by $6,282 (after-tax) due to decreased average invested assets and lower investment yields.

Total Revenues

Total revenues decreased $36,786, or 6%, to $607,950 for Six Months 2009 from $644,736 for Six Months 2008. Six Months 2008 net earned premiums include $5,500 of single premiums on closed blocks of business. Excluding single premiums on closed blocks of business, net earned premiums decreased $22,156, or 4%, driven by decreases in all products reflecting economic pressures in the small business sector. The largest decrease was driven by a decline in assumed premium through our Disability RMS distribution channel as three clients made strategic decisions to discontinue their reinsurance relationship. Net investment income decreased $9,665, or 13%, driven by lower average invested assets and lower investment yields. In addition, Six Months 2008 included $1,210 in real estate joint venture partnerships investment income.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $12,520 or 2% to $578,778 for Six Months 2009 from $591,298 for Six Months 2008. The loss ratio increased to 73.3% from 71.0%, primarily driven by less favorable group disability, life and dental experience. Disability recovery rates were unfavorable for Six Months 2009 compared to the prior year period. Six Months 2009 included an increase in high dollar claims however, incidence has remained steady. Group life and dental experience were less favorable when compared to the prior year period.

Excluding the single premiums on closed blocks of business in the prior year period, the expense ratio increased to 35.8% from 35.3% driven by lower net earned premiums. We have continued to manage expenses and have seen a $4,975 decrease for Six Months 2009.

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

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$3,967	$6,568	$8,381	$14,220
Net realized losses on investments	(6,142)	(34,574)	(61,831)	(77,717)
Amortization of deferred gain on disposal of business	6,750	7,327	13,552	14,706
Fees and other income	139,214	2,771	140,893	2,834

Total revenues (losses)	143,789	(17,908)	100,995	(45,957)

Benefits, losses and expenses:
Policyholder benefits	5,496	1,096	5,328	1,096
Selling, underwriting and general expenses	27,575	35,281	51,006	51,474
Interest expense	15,160	15,287	30,349	30,575

Total benefits, losses and expenses	48,231	51,664	86,683	83,145

Segment income (loss) before provision (benefit) for income taxes	95,558	(69,572)	14,312	(129,102)
Provision (benefit) for income taxes	23,156	(49,778)	18,002	(70,242)

Segment net income (loss)	$72,402	$(19,794)	$(3,690)	$(58,860)

For The Three Months Ended June 30, 2009 Compared to The Three Months Ended June 30, 2008.

Net Income (Loss)

Segment results increased $92,196, to net income of $72,402 for Second Quarter 2009 compared with a net loss of $(19,794) for Second Quarter 2008. Segment results increased mainly due to a favorable legal settlement with Willis Limited, a subsidiary of Willis Group Holdings Limited (“Willis Limited”) related to the placement of personal accident reinsurance. The after-tax settlement, net of attorney fees and allowances for related recoverables, was $84,996. Corporate results also benefited from a decline in net realized losses on investments of $18,481 (after-tax), a change in our deferred tax asset valuation allowance of $13,021 and a decline of $3,656 in expenses related to the ongoing SEC investigation regarding certain loss mitigation products, which includes reimbursement of certain SEC investigation related expenses through our director and officer insurance coverage. These improvements were partially offset by a change in certain tax liabilities which resulted in additional tax expense of $3,381 and a decline in net investment income of $1,691 (after-tax). Also, Second Quarter 2008 included a tax benefit of $26,630 on the sale of an inactive life insurance subsidiary which did not recur.

Total Revenues

Total revenues increased $161,697, to $143,789 for Second Quarter 2009 compared with $(17,908) for Second Quarter 2008. The increase in revenues is mainly due to a favorable legal settlement of $139,000 with Willis Limited related to the placement of personal accident reinsurance and an improvement of $28,432 in net realized losses on investments. The improvement primarily relates to a reduction in other-than-temporary impairments (“OTTI”). Second Quarter 2009 includes $4,314 of OTTI losses compared with $27,573 in Second Quarter 2008.

Total Benefits, Losses and Expenses

Total expenses decreased $3,433, or 7%, to $48,231 for Second Quarter 2009 compared with $51,664 for Second Quarter 2008. The decline in expenses is mainly due to a reduction of $5,625 in expenses related to the ongoing SEC investigation regarding certain loss mitigation products, which includes reimbursement of certain SEC investigation related expenses through our director and officer insurance coverage.

For The Six Months Ended June 30, 2009 Compared to The Six Months Ended June 30, 2008.

Net Loss

Segment net loss was $(3,690) for Six Months 2009 compared with $(58,860) for Six Months 2008. Segment net loss mainly improved due to a favorable legal settlement with Willis Limited related to the placement of personal accident reinsurance. The after-tax settlement, net of attorney fees and allowances for related recoverables, was $84,996. Corporate results also benefited from a decline in net realized losses on investments of $10,326 (after-tax), and a decline of $5,825 (after-tax) in expenses related to the ongoing SEC investigation regarding certain loss mitigation products, which includes reimbursements of certain SEC investigation related expenses through our director and officer insurance coverage. These improvements were partially offset by a change in our deferred tax asset valuation allowance of $7,979, change in certain tax liabilities which resulted in additional tax expense of $3,381, additional executive compensation expense of $4,550 (after-tax) and a decline in net investment income of $3,796 (after-tax). Also, Six Months 2008, included a tax benefit of $26,630 on the sale of an inactive life insurance subsidiary which did not recur.

Total Revenues

Total revenues increased $146,952, to $100,995 for the Six Months 2009 compared with $(45,957) for Six Months 2008. The increase in revenues is mainly due to a favorable legal settlement of $139,000 with Willis Limited related to the placement of personal accident reinsurance and an improvement of $15,886 in net realized losses on investments in Six Months 2009 compared to the prior year period.

Total Benefits, Losses and Expenses

Total expenses increased $3,538 or 4%, to $86,683 for Six Months 2009 compared with $83,145 for Six Months 2008. The increase in expenses is mainly due to additional executive compensation expense of $7,000. The improvement in net realized losses on investments primarily relates to a reduction in OTTI. Six Months 2009 includes $29,753 of OTTI losses, compared with $70,982 in Six Months 2008.

Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value and OTTI in AOCI of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$118,911	$6,315	$(31)	$125,195	$—
States, municipalities and political subdivisions	866,104	27,238	(7,358)	885,984	—
Foreign governments	570,562	16,526	(9,454)	577,634	—
Asset-backed	51,188	974	(2,072)	50,090	(230)
Commercial mortgage-backed	229,974	166	(26,822)	203,318	—
Residential mortgage-backed	705,461	34,455	(4,873)	735,043	(2,561)
Corporate	7,071,573	166,468	(407,351)	6,830,690	628

Total fixed maturity securities	$9,613,773	$252,142	$(457,961)	$9,407,954	$(2,163)

Equity securities:
Common stocks	$5,534	$284	$(1,660)	$4,158	$—
Non-redeemable preferred stocks	512,930	12,666	(83,581)	442,015	—

Total equity securities	$518,464	$12,950	$(85,241)	$446,173	$—

(1)	– Represents the amount of other-than-temporary impairment losses in AOCI, which, from April 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Asset-backed	62,184	157	(2,435)	59,906
Commercial mortgage-backed	241,458	60	(43,415)	198,103
Residential mortgage-backed	677,633	29,670	(1,027)	706,276
Corporate	6,722,890	107,270	(700,143)	6,130,017

Total fixed maturity securities	$9,218,644	$184,454	$(771,411)	$8,631,687

Equity securities:
Common stocks	$5,384	$283	$(1,618)	$4,049
Non-redeemable preferred stocks	557,556	7,120	(134,273)	430,403

Total equity securities	$562,940	$7,403	$(135,891)	$434,452

The industry categories that comprise our “Corporate” fixed maturity securities captions above as of the dates indicated are:

	June 30, 2009		December 31, 2008
	Fair Value	Net Unrealized (Loss) Gain	Fair Value	Net Unrealized (Loss) Gain
Industry Category:
Consumer cyclical	$957,353	$(35,011)	$915,887	$(119,341)
Consumer non-cyclical	323,516	4,407	302,847	(12,697)
Energy	683,176	(3,750)	604,332	(65,668)
Financials	1,808,378	(182,406)	1,672,525	(196,670)
Health care	416,390	(5,558)	290,410	(15,606)
Industrials	937,283	(29,033)	851,921	(97,925)
Materials	231,166	(14,774)	220,934	(41,477)
Technology	158,789	(613)	120,626	(5,784)
Telecommunications	459,812	9,251	376,896	(11,976)
Utilities	849,557	18,713	767,630	(25,558)
Other corporate	375	16	374	11
Collaterized debt obligations	4,895	(2,125)	5,635	(182)

Total corporate securities	$6,830,690	$(240,883)	$6,130,017	$(592,873)

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2009		December 31, 2008
Aaa / Aa / A	$5,956,384	63.3%	$5,712,630	66.1%
Baa	2,699,070	28.7%	2,398,830	27.8%
Ba	579,886	6.2%	403,636	4.7%
B and lower	172,614	1.8%	116,591	1.4%

Total	$9,407,954	100.0%	$8,631,687	100.0%

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fixed maturity securities	$139,767	$147,716	$278,540	$295,708
Equity securities	9,516	13,412	19,386	25,025
Commercial mortgage loans on real estate	23,420	23,861	47,102	47,624
Policy loans	815	917	1,591	1,788
Short-term investments	1,849	4,483	4,716	9,129
Other investments	4,222	10,558	10,009	17,597
Cash and cash equivalents	2,186	6,745	5,702	15,030
Total investment income	181,775	207,692	367,046	411,901
Investment expenses	(6,843)	(6,481)	(13,635)	(12,916)

Net investment income	$174,932	$201,211	$353,411	$398,985

Net investment income decreased $26,279, or 13%, to $174,932 for Second Quarter 2009 from $201,211 for Second Quarter 2008. Net investment income decreased $45,574, or 11%, to $353,411 for Six Months 2009 from $398,985 for Six Months 2008. The decrease for both periods was primarily due to lower average invested assets and lower investment yields.

Throughout 2008 and continuing into 2009, the fixed maturity and equity security markets experienced significant volatility and declines in market values. These declines were primarily due to a depressed housing market, unemployment, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines. The fixed maturity and equity markets have had a partial recovery during Second Quarter 2009.

We recorded net realized losses, including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net realized (losses) gains related to sales and other:
Fixed maturity securities	$5,088	$(5,217)	$(3,487)	$(1,005)
Equity securities	(256)	(803)	(21,895)	(4,356)
Other investments	(6,660)	(981)	(6,696)	(1,374)

Total net realized losses related to sales and other	(1,828)	(7,001)	(32,078)	(6,735)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(3,715)	(20,005)	(15,253)	(58,570)
Equity securities	(599)	(7,568)	(14,500)	(12,412)

Total net realized losses related to other-than-temporary impairments	(4,314)	(27,573)	(29,753)	(70,982)

Total net realized losses	$(6,142)	$(34,574)	$(61,831)	$(77,717)

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Beginning balance at April 1, 2009 related to credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	$119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,237
Additions for credit loss impairments recognized in the current period on securities previously impaired	2,237
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(16,262)

Balance, June 30, 2009	$106,234

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate debt and residential and commercial mortgage-backed or asset-backed securities. For corporate debt securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, which are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior to impairment at the balance sheet date. The discounted cash flows become the new amortized cost basis of the fixed maturity security.

In periods subsequent to the recognition of an other-than-temporary impairment, we generally accrete into net investment income the discount (or amortize the reduced premium), up to the non-discounted amount of projected future cash flows, resulting from the reduction in cost basis, based upon the amount and timing of the expected future cash flows over the remaining life of the security.

Realized gains and losses on sales of investments are recognized on the specific identification basis.

As of June 30, 2009, the Company owned $266,629 of securities guaranteed by financial guarantee insurance companies. Included in this amount were $226,590 of municipal securities, whose credit rating was A+ both with and without the guarantee. Due to the credit rating downgrades of the financial guarantee insurance companies in 2008, which have continued to remain, their financial guarantee is providing minimal or no value in the current market environment.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At June 30, 2009 and December 31, 2008, approximately 1.7% and 2.3%, respectively, of the mortgage-backed holdings had exposure to sub-prime mortgage collateral which consisted of first and second lien mortgages. This represented approximately 0.2% and 0.3% of the total fixed maturity portfolio and 0.9% and 0.1% of the total unrealized loss position at June 30, 2009 and December 31, 2008, respectively. Of the securities with sub-prime exposure, approximately 33% and 84% were rated as investment grade as of June 30, 2009 and December 31, 2008, respectively. We had no sub-prime exposure to collateralized debt obligations as of June 30, 2009 and December 31, 2008. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset. Financial assets utilizing Level 2 inputs include corporate, municipal, foreign government and private placement bonds, U.S. Government and agency securities, residential and commercial mortgage-backed securities, asset-backed securities, non-redeemable preferred stocks and certain U.S. and foreign mutual funds.

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. Financial assets utilizing Level 3 inputs include certain non-redeemable preferred stocks, foreign government and corporate bonds, and commercial mortgage-backed and asset-backed securities that were quoted by brokers and could not be corroborated by Level 2 inputs and derivatives.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of June 30, 2009 and December 31, 2008.

	June 30, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$125,195	$—		$125,195		$—
State, municipalities and political subdivisions	885,984	—		885,984		—
Foreign governments	577,634	2,791		560,034		14,809
Asset-backed	50,090	—		50,080		10
Commercial mortgage-backed	203,318	—		173,071		30,247
Residential mortgage-backed	735,043	—		735,043		—
Corporate	6,830,690	—		6,715,727		114,963
Equity securities:
Common stocks	4,158	3,116	a	1,042		—
Non-redeemable preferred stocks	442,015	—		436,450		5,565
Short-term investments	521,651	389,142		132,509		—
Collateral held under securities lending	185,703	84,735		100,968		—
Other investments	246,345	71,616	b, c	169,855	c	4,874	c
Cash equivalents	532,925	531,622		1,303		—
Other assets	9,315	—		—		9,315
Assets held in separate accounts	1,689,535	1,509,975	a	179,560		—

Total financial assets	$13,039,601	$2,592,997		$10,266,821		$179,783

Financial Liabilities
Other liabilities	$60,777	$60,777	b	$—		$—

	December 31, 2008
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$150,487	$—		$150,487		$—
State, municipalities and political subdivisions	873,580	—		873,580		—
Foreign governments	513,318	2,398		491,522		19,398
Asset-backed	59,906	—		59,895		11
Commercial mortgage-backed	198,103	—		159,194		38,909
Residential mortgage-backed	706,276	—		706,276		—
Corporate	6,130,017	—		6,023,335		106,682
Equity securities:
Common stocks	4,049	3,165		884		—
Non-redeemable preferred stocks	430,403	—		417,822		12,581
Short-term investments	703,402	611,460		91,942		—
Collateral held under securities lending	159,028	54,192		104,836		—
Other investments	239,605	56,296	b	176,285	c	7,024	c
Cash equivalents	674,390	674,390		—		—
Other assets	7,080	—		—		7,080
Assets held in separate accounts	1,701,996	1,523,024	a	178,972		—

Total financial assets	$12,551,640	$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	$56,296	b	$—		$—

[a]	Mainly includes mutual fund investments
[b]	Comprised of Assurant Investment Plan, American Security Insurance Company Investment Plan and Assurant Deferred Compensation Plan investments and related liability which are invested in mutual funds
[c]	Consists of invested assets associated with a modified coinsurance arrangement

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

Management evaluates the following factors in order to determine whether the market for a financial asset is inactive. The factors include, but are not limited to:

•	There are few recent transactions,

•	Little information is released publicly,

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of the bid-ask spread.

Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets.

The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company generally uses the best estimate of fair value based upon all available inputs. On infrequent occasions, a non-pricing service source may be more familiar with the market activity for a particular security than the pricing service. In these cases the price used is taken from the non-pricing service source. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize our financial assets in the fair value hierarchy.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of June 30, 2009 and December 31, 2008, our collateral held under securities lending, the use of which is unrestricted, was $210,703 and $234,027, respectively, while our liability to the borrower for collateral received was $224,774 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. The unrealized losses have been in a continuous loss position for twelve months or longer as of June 30, 2009 and December 31, 2008. The Company has actively reduced the size of the securities lending program to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing.

Since the Company reinvests the cash collateral generally in investments that are designated as available-for-sale under FAS 115, the reinvestment is presented as cash flows from investing activities.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2009, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $437,017. This amount decreased by $45,126 from what was reported in our 2008 Annual Report on Form 10-K primarily due to realized capital losses during Six Months 2009.

Rating organizations review the financial strength of insurers, including our insurance subsidiaries. On July 30, 2009, Standard & Poor’s Inc., a division of McGraw-Hill Companies, Inc. (“S&P”), lowered its counterparty credit ratings and financial strength ratings on two of our domestic operating insurance subsidiaries to ‘A-‘ from ‘A’. As a result, all seven of our domestic operating insurance subsidiaries that are rated by S&P are rated A-. For additional details on the current ratings of our insurance subsidiaries, refer to our website, www.assurant.com, under the “Investor Relations” tab.

Liquidity

Dividends or returns of capital paid by our subsidiaries were $133,399 and $453,303 for the Six Months 2009 and the year ended December 31, 2008, respectively. We may use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

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

We paid dividends of $0.15 per common share on June 9, 2009 and $0.14 per common share on March 9, 2009. Any determination to pay future dividends will be at the discretion of our Board of Directors and will depend upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was $200,855 under-funded as of December 31, 2008 and has remained at relatively the same under-funded amount as of June 30, 2009. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Six Months 2009, we contributed $20,000 to the Plan. We expect to contribute an additional $20,000 to the Plan over the remainder of 2009.

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

	Low	Target	High
Debt securities	45%	50%	55%
Equity securities (1)	45%	50%	55%

(1)	Target asset allocations for equity securities include allocations for alternative investments. We expect to invest certain plan assets in alternative investments, examples of which include funds of hedge funds, private real estate and private equity, during 2009.

Effective January 1, 2009, we decided to modify our expected long-term return on plan assets assumption to 7.50% from 8.25%. We believe that this revised assumption better reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. This change in assumption will increase full year 2009 plan expenses by approximately $9,200.

Commercial Paper Program

We have a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility. We did not use the commercial paper program or the revolving credit facility during Six Months 2009. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, we are not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2009, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2008 Annual Report on Form 10-K.

Senior Notes

On February 18, 2004, we issued two series of senior notes with an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 (collectively, the “Senior Notes”). The Senior Notes were rated bbb by A.M. Best Company, Baa1 by Moody’s Investor Services and BBB+ by Standard & Poor’s Inc., as of June 30, 2009.

Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2009 and 2008, respectively, and $30,094 for the six months ended June 30, 2009 and 2008, respectively. There was $22,570 of accrued interest at June 30, 2009 and 2008, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
	2009	2008
Net cash (used in) provided by:
Operating activities (1)	$(166,908)	$433,936
Investment activities	5,930	(216,030)
Financing activities	(70,524)	(66,267)

Net change in cash	$(231,502)	$151,639

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash (used in) provided by operating activities was $(166,908) and $433,936 for Six Months 2009 and Six Months 2008, respectively. The change in operating activity cash flow was primarily due to combination of reduced gross written premiums and greater claim payments, primarily the result of deteriorating economic conditions and hurricanes Ike and Gustav which occurred in 2008.

Net cash provided by (used in) investing activities was $5,930 and $(216,030) for Six Months 2009 and Six Months 2008, respectively. The change in investing activities is primarily due to the combination of an increase in short-term investments and lowered sales in fixed maturity and equity securities, partially offset by a decrease in purchases of fixed maturity and equity securities.

Net cash used in financing activities was $(70,524) and $(66,267) for Six Months 2009 and Six Months 2008, respectively. The change in net cash used in financing activities was primarily due to dividends paid to shareholders and a change in tax benefit from share-based payment arrangements, partially offset by a decrease in the redemption of mandatorily redeemable preferred stock.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
Security:	2009	2008
Interest paid on mandatorily redeemable preferred stock and debt	$30,299	$30,430
Common stock dividends	34,260	30,740

Total	$64,559	$61,170

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $29,135 and $29,617 of letters of credit outstanding as of June 30, 2009 and December 31, 2008, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our 2008 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2009.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ending June 30, 2009, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the period covered by this report. Please see “Item 1—Legal Proceedings” in the Form 10-Q for the period ending March  31, 2009, for a description of the most recent material developments in the Company’s legal proceedings.

Item 1A. Risk Factors.

Our 2008 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended June 30, 2009.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of the Stockholders of the Company (the “Annual Meeting”), the successors to the class of directors whose term expires at such meeting are nominated for election for a term expiring at the Company’s Annual Meeting held in the third year following the year of election. At the Company’s Annual Meeting held on May 14, 2009 (the “2009 Annual Meeting”), the three nominees listed under (a) below were elected as directors to hold office for terms ending in 2012 or until their respective successors are duly elected and qualified.

In addition, at the 2009 Annual Meeting, the Company’s stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the 2009 fiscal year, and approved an amendment to the Company’s Restated Certificate of Incorporation to eliminate certain supermajority vote requirements and certain superseded references to Fortis Group.

The number of votes cast for and against and abstentions as to each of these matters was as follows:

(a)	Election of Directors:

Name of Director	Votes For	Votes Withheld
Charles J. Koch	52,157,251	55,256,263
H. Carroll Mackin	99,276,541	8,136,973
Robert B. Pollock	83,503,242	23,910,272

(b)	Ratification of appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the 2009 fiscal year:

Votes For	Votes Against	Abstentions
106,511,343	882,244	19,927

(c)	Approval of amendment to the Company’s Restated Certificate of Incorporation to eliminate certain supermajority vote requirements and certain superseded references:

Votes For	Votes Against	Abstentions
107,078,459	279,623	55,432

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

3.1	Restated Certificate of Incorporation of Assurant, Inc., as amended on May 15, 2009.

10.1	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.2	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.4	Assurant, Inc. Amended and Restated Directors Compensation Plan, as amended on May 15, 2009.*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of June 30, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

*	Management contract or compensatory plan or arrangement.
†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 5, 2009	By:	/s/ Robert B. Pollock
Name: Robert B. Pollock
Title: President and Chief Executive Officer

Date: August 5, 2009	By:	/s/ Michael J. Peninger
Name: Michael J. Peninger
Title: Executive Vice President and Chief Financial Officer