Form 10-Q
period 2009-09-30
ASSURANT INC
filed 2009-11-04
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding at November 2, 2009 was 116,799,796.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders and beneficial owners.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $9,598,085 in 2009 and $9,218,644 in 2008)	$9,964,609	$8,631,687
Equity securities available for sale, at fair value (cost - $523,484 in 2009 and $562,940 in 2008)	502,864	434,452
Commercial mortgage loans on real estate, at amortized cost	1,449,108	1,506,694
Policy loans	56,401	58,096
Short-term investments	445,684	703,402
Collateral held under securities lending	186,467	234,027
Other investments	532,860	498,434

Total investments	13,137,993	12,066,792
Cash and cash equivalents	1,235,851	1,040,684
Premiums and accounts receivable, net	515,631	513,181
Reinsurance recoverables	4,083,681	4,010,170
Accrued investment income	162,824	144,679
Tax receivable	—	44,156
Deferred income taxes, net	153,824	449,372
Deferred acquisition costs	2,555,762	2,650,672
Property and equipment, at cost less accumulated depreciation	274,646	278,621
Goodwill	1,009,089	1,001,899
Value of business acquired	97,992	108,204
Other assets	498,002	427,347
Assets held in separate accounts	1,940,283	1,778,809

Total assets	$25,665,578	$24,514,586

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$7,282,280	$7,095,645
Unearned premiums	5,154,685	5,407,859
Claims and benefits payable	3,327,991	3,302,731
Commissions payable	233,209	233,200
Reinsurance balances payable	62,728	88,393
Funds held under reinsurance	58,970	38,433
Deferred gain on disposal of businesses	167,006	187,360
Obligation under securities lending	197,288	256,506
Accounts payable and other liabilities	1,313,693	1,433,028
Tax payable	43,804	—
Debt	972,032	971,957
Mandatorily redeemable preferred stock	8,160	11,160
Liabilities related to separate accounts	1,940,283	1,778,809

Total liabilities	20,762,129	20,805,081

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 116,633,314 and 117,368,534 shares outstanding at September 30, 2009 and December 31, 2008, respectively	1,447	1,443
Additional paid-in capital	2,950,953	2,928,160
Retained earnings	3,060,160	2,650,371
Accumulated other comprehensive income (loss)	122,361	(670,946)
Treasury stock, at cost; 28,119,993 and 26,997,943 shares at September 30, 2009 and December 31, 2008, respectively	(1,231,472)	(1,199,523)

Total stockholders’ equity	4,903,449	3,709,505

Total liabilities and stockholders’ equity	$25,665,578	$24,514,586

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,874,398	$1,984,136	$5,624,843	$5,921,069
Net investment income	172,924	192,314	526,335	591,299
Net realized gains (losses) on investments, excluding other-than- temporary impairment losses	22,508	(70,057)	(9,570)	(76,792)
Total other-than-temporary impairment losses	(2,998)	(229,148)	(31,778)	(300,130)
Portion of loss (gain) recognized in other comprehensive income, before taxes	356	—	(617)	—

Net other-than-temporary impairment losses recognized in earnings	(2,642)	(229,148)	(32,395)	(300,130)
Amortization of deferred gain on disposal of businesses	6,802	7,379	20,354	22,085
Fees and other income	82,883	69,911	388,792	223,089

Total revenues	2,156,873	1,954,535	6,518,359	6,380,620

Benefits, losses and expenses
Policyholder benefits	941,145	1,095,048	2,890,889	3,030,715
Amortization of deferred acquisition costs and value of business acquired	390,382	422,767	1,176,669	1,253,064
Underwriting, general and administrative expenses	601,120	585,050	1,756,841	1,679,254
Interest expense	15,160	15,190	45,509	45,765

Total benefits, losses and expenses	1,947,807	2,118,055	5,869,908	6,008,798

Income (loss) before provision (benefit) for income taxes	209,066	(163,520)	648,451	371,822
Provision (benefit) for income taxes	64,336	(52,091)	229,818	106,467

Net income (loss)	$144,730	$(111,429)	$418,633	$265,355

Earnings Per Share
Basic (1)	$1.22	$(0.94)	$3.54	$2.25
Diluted (1)	$1.22	$(0.94)	$3.54	$2.22
Dividends per share	$0.15	$0.14	$0.44	$0.40
Share Data
Weighted average shares outstanding used in basic per share calculations (1)	118,184,367	117,985,882	118,187,358	118,132,393
Plus: Dilutive securities (1)	107,474	—	74,106	1,142,858

Weighted average shares used in diluted per share calculations (1)	118,291,841	117,985,882	118,261,464	119,275,251

(1)	Prior period amounts have been adjusted in accordance with the earnings per share guidance on participating securities and the two class method, which is now within the Financial Accounting Standards Board’s Accounting Standards Codification Topic 260, Earnings Per Share. See Notes 3 and 11.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2008 through September 30, 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance, December 31, 2008	$1,443	$2,928,160	$2,650,371	$(670,946)	$(1,199,523)	$3,709,505
Stock plan exercises	4	6,499	—	—	—	6,503
Stock plan compensation expense	—	18,005	—	—	—	18,005
Change in tax benefit from share-based payment arrangements	—	(1,711)	—	—	—	(1,711)
Dividends	—	—	(51,961)	—	—	(51,961)
Acquisition of common stock	—	—	—	—	(31,949)	(31,949)
Cumulative effect of change in accounting principle, net of taxes of $23,124 (Note 3)	—	—	43,117	(43,117)	—	—
Comprehensive income:
Net income	—	—	418,633	—	—	418,633
Other comprehensive income:
Net change in unrealized losses on securities, net of taxes of $(360,780)	—	—	—	762,259	—	762,259
Net change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(5,673)	—	—	—	10,536	—	10,536
Net change in foreign currency translation, net of taxes of $(13,477)	—	—	—	58,970	—	58,970
Amortization of pension and postretirement unrecognized net periodic benefit, net of taxes of $(2,509)	—	—	—	4,659	—	4,659

Total other comprehensive income	—	—	—	—	—	836,424

Total comprehensive income	—	—	—	—	—	1,255,057

Balance, September 30, 2009	$1,447	$2,950,953	$3,060,160	$122,361	$(1,231,472)	$4,903,449

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$213,039	$814,371

Investing activities
Sales of:
Fixed maturity securities available for sale	825,713	1,727,766
Equity securities available for sale	44,437	239,956
Property and equipment and other	313	380
Subsidiary, net of cash transferred	—	31,853
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	476,501	445,164
Purchases of:
Fixed maturity securities available for sale	(1,514,177)	(2,046,675)
Equity securities available for sale	(26,621)	(314,990)
Property and equipment and other	(38,366)	(37,388)
Subsidiaries and warranty business, net of cash transferred	(3,200)	(142,689)
Change in commercial mortgage loans on real estate	55,078	(69,004)
Change in short-term investments	261,197	(238,878)
Change in other invested assets	(19,910)	(37,072)
Change in policy loans	1,904	(472)
Change in collateral held under securities lending	59,218	179,232

Net cash provided by (used in) investing activities	122,087	(262,817)

Financing activities
Repayment of mandatorily redeemable preferred stock	(3,000)	(10,000)
Change in tax benefit from share-based payment arrangements	(1,711)	5,737
Acquisition of common stock	(31,949)	(59,000)
Dividends paid	(51,961)	(47,203)
Change in obligation under securities lending	(59,218)	(185,689)

Net cash used in financing activities	(147,839)	(296,155)

Effect of exchange rate changes on cash and cash equivalents	7,880	(6,684)

Change in cash and cash equivalents	195,167	248,715
Cash and cash equivalents at beginning of period	1,040,684	804,964

Cash and cash equivalents at end of period	$1,235,851	$1,053,679

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2009 and 2008

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.

The interim financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 and September 30, 2008 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2009 presentation.

Effective January 1, 2009, new preneed life insurance policies in which death benefit adjustments are determined at the discretion of the Company are accounted for as universal life contracts under the universal life insurance guidance which is now within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, Financial Services - Insurance. For contracts sold prior to January 1, 2009, these preneed life insurance policies were accounted for and will continue to be accounted for under the limited pay insurance guidance, which is also within ASC Topic 944. The change from reporting certain preneed life insurance policies in accordance with the universal life insurance guidance versus the limited pay insurance guidance is not material to the statement of operations or balance sheet.

In accordance with the universal life insurance guidance, income earned on new preneed life insurance policies is presented within policy fee income. Under the limited pay insurance guidance, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being separately disclosed as incurred losses. As previously noted, the effects on net income for the three and nine months ended September 30, 2009 were not material.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On July 1, 2009, the Company adopted the new guidance on GAAP, which is now within ASC Topic 105, GAAP. The new guidance establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the “Codification”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

References to accounting guidance contained in the Company’s consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification. Plain English references to the accounting guidance have been made along with references to the ASC topic number and name.

On January 1, 2009, the Company adopted the revised business combinations guidance, which is now within ASC Topic 805, Business Combinations. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of the revised guidance did not have an impact on the Company’s financial position or results of operations. However, should the Company enter into any business combination in 2009 or beyond, our financial position or results of operations could incur a significantly different impact than had it recorded the acquisition under the previous business combinations guidance. Earnings volatility could result, depending on the terms of the acquisition.

On January 1, 2009, the Company adopted the new consolidations guidance, which is now within ASC Topic 810, Consolidation. The new guidance requires that a noncontrolling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be presented in the statement of operations. The new guidance also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company applied the fair value measurements and disclosures guidance, which is now within ASC Topic 820, Fair Value Measurements and Disclosures, for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application of this guidance for those assets and liabilities did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with the fair value measurements and disclosures guidance. The requirements of this guidance include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. To perform a market valuation, the Company is required to use a market, income or cost approach valuation technique(s). Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and since there have been no impairment triggers during the first three quarters of 2009, as mentioned above the application of this guidance for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position or results of operations. However, there may be an impact during 2009 on the Company’s financial position and results of operations when the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under this guidance as compared to the previous guidance.

On January 1, 2009, the Company adopted the new earnings per share guidance on participating securities and the two class method, which is now within ASC Topic 260, Earnings Per Share. The new guidance requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. All prior period earnings per share data presented have been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s basic and diluted earnings per share calculations for the periods ended September 30, 2009 and 2008. See Note 11 for further information.

On April 1, 2009, the Company adopted the new guidance on determining fair value in illiquid markets, which is now within ASC Topic 820. This new guidance clarifies how to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased. This new guidance also clarifies how to identify circumstances indicating that a transaction is not orderly. Under this new guidance, significant decreases in the volume and level of activity of an asset or liability, in relation to normal market activity, requires further evaluation of transactions or quoted prices and exercise of significant judgment in arriving at fair values. This new guidance also requires additional interim and annual disclosures. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

On April 1, 2009, the Company adopted the new other-than-temporary impairments (“OTTI”) guidance, which is now within ASC Topic 320, Investments – Debt and Equity Securities. This new guidance amends the previous guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. In addition, it amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this new guidance modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive (loss) income (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in accumulated OCI (“AOCI”). See Note 4 for further information.

On April 1, 2009, the Company adopted the new fair value of financial instruments guidance, which is now within ASC Topic 825, Financial Instruments. This new guidance requires disclosures about the fair value of financial instruments already required in annual financial statements to be included within interim financial statements. This new guidance also requires disclosure of the methods and assumptions used to estimate fair value. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 5 for further information.

On June 30, 2009, the Company adopted the new subsequent events guidance, which is now within ASC Topic 855, Subsequent Events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance also requires disclosure of the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. See Note 15.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2008, the FASB issued new guidance on postretirement benefit plan assets, which is now within ASC Topic 715, Compensation – Retirement Benefits. This new guidance will require companies to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. This new guidance will be effective for fiscal years ending after December 15, 2009. Therefore, the Company is required to adopt this new guidance on December 31, 2009. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new guidance on transfers of financial assets. The new guidance was issued as Statement of Financial Accounting Standards (“FAS”) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”), which has not yet been adopted into Codification. FAS 166 amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. FAS 166 is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 166 on January 1, 2010. The Company is currently evaluating the requirements of FAS 166 and the potential impact, if any, on the Company’s financial position and results of operations.

In June 2009, the FASB issued new guidance on the accounting for a variable interest entity (“VIE”). The new guidance was issued as FAS No. 167, Amendments to FASB Interpretation No. 46R (“FAS 167”), which has not yet been adopted into Codification. FAS 167 amends the consolidation guidance applicable to VIEs. FAS 167 requires a qualitative assessment in the determination of the primary beneficiary of the VIE. FAS 167 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. FAS 167 also requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. FAS 167 provides two transition alternatives: (i) retrospective application with a cumulative-effect adjustment to retained earnings as of the beginning of the first year

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

adjusted; or (ii) application as of the date of adoption with a cumulative-effect adjustment to retained earnings recognized on that date. FAS 167 is effective as of the beginning of the Company’s first fiscal year beginning after November 15, 2009, and for interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 167 on January 1, 2010. The Company is currently evaluating the requirements of FAS 167 and the potential impact, if any, on the Company’s financial position and results of operations.

In August 2009, the FASB issued new guidance on measuring the fair value of liabilities, which is now within ASC Topic 820. When the quoted price in an active market for an identical liability is not available, this new guidance requires that either the quoted price of the identical or similar liability when traded as an asset or another valuation technique that is consistent with the fair value measurements and disclosures guidance be used to fair value the liability. This new guidance is effective in the first period (including interim periods) beginning after issuance. Therefore, the Company is required to adopt this new guidance on October 1, 2009. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements, which is now within ASC Topic 605, Revenue Recognition. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. This new guidance requires both qualitative and quantitative disclosures. This new guidance will be effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. Assuming the Company does not apply the guidance early, the Company is required to adopt this new guidance on January 1, 2011. The Company is currently evaluating the requirements of this new guidance and the potential impact, if any, on the Company’s financial position and results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI in AOCI of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$112,074	$7,262	$(22)	$119,314	$—
States, municipalities and political subdivisions	858,652	63,361	(1,647)	920,366	—
Foreign governments	573,817	28,029	(3,374)	598,472	—
Asset-backed	52,521	1,808	(926)	53,403	(204)
Commercial mortgage-backed	226,875	998	(10,906)	216,967	—
Residential mortgage-backed	654,404	32,028	(3,775)	682,657	(2,030)
Corporate	7,119,742	397,613	(143,925)	7,373,430	6,508

Total fixed maturity securities	$9,598,085	$531,099	$(164,575)	$9,964,609	$4,274

Equity securities:
Common stocks	$5,691	$288	$(1,278)	$4,701	$—
Non-redeemable preferred stocks	517,793	27,264	(46,894)	498,163	—

Total equity securities	$523,484	$27,552	$(48,172)	$502,864	$—

(1)	Represents the amount of other-than-temporary impairment gains (losses) in AOCI, which, from April 1, 2009, were not included in earnings under the new OTTI guidance for debt securities.

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Asset-backed	62,184	157	(2,435)	59,906
Commercial mortgage-backed	241,458	60	(43,415)	198,103
Residential mortgage-backed	677,633	29,670	(1,027)	706,276
Corporate	6,722,890	107,270	(700,143)	6,130,017

Total fixed maturity securities	$9,218,644	$184,454	$(771,411)	$8,631,687

Equity securities:
Common stocks	$5,384	$283	$(1,618)	$4,049
Non-redeemable preferred stocks	557,556	7,120	(134,273)	430,403

Total equity securities	$562,940	$7,403	$(135,891)	$434,452

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

The cost or amortized cost and fair value of fixed maturity securities at September 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$256,526	$260,909
Due after one year through five years	2,283,325	2,371,004
Due after five years through ten years	2,167,489	2,259,306
Due after ten years	3,956,945	4,120,363

Total	8,664,285	9,011,582
Asset-backed	52,521	53,403
Commercial mortgaged-backed	226,875	216,967
Residential mortgage-backed	654,404	682,657

Total	$9,598,085	$9,964,609

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sales	$452,769	$714,533	$927,805	$1,975,570
Gross realized gains	23,989	14,950	36,325	51,168
Gross realized losses	1,913	78,803	41,334	122,421

After a period of declining market values in the fixed maturity and equity security markets, the credit markets have shown continued improvement throughout 2009. This is primarily due to specific U.S. government intervention which resulted in a lower threat of systemic collapse, enhanced liquidity in the market, and improved economic prospects. As a result, many securities in the portfolio have shown improved market values throughout the year.

We recorded net realized gains (losses), including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$21,290	$(19,982)	$17,804	$(20,988)
Equity securities	836	(43,190)	(21,059)	(47,546)
Commercial mortgage loans on real estate	—	—	(5,306)	952
Other investments	382	(428)	(1,009)	(2,753)
Collateral held under securities lending	—	(6,457)	—	(6,457)

Total net realized gains (losses) related to sales and other	22,508	(70,057)	(9,570)	(76,792)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(2,631)	(108,106)	(17,884)	(166,676)
Equity securities	(11)	(116,901)	(14,511)	(129,313)
Other investments	—	(4,141)	—	(4,141)

Total net realized losses related to other-than-temporary impairments	(2,642)	(229,148)	(32,395)	(300,130)

Total net realized gains (losses)	$19,866	$(299,205)	$(41,965)	$(376,922)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

Other-Than-Temporary Impairments

Adoption of the New OTTI Guidance

On April 1, 2009, the Company adopted the new OTTI guidance, which is now within ASC Topic 320. See Note 3 for further information. The new OTTI guidance requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss in the statement of operations. Under the new OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

The new OTTI guidance, required that the Company record, as of April 1, 2009, the date of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income. For purposes of calculating the cumulative effect adjustment, the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, which were $188,614, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other factors. The Company determined that $119,022 of the OTTI previously recorded related to specific credit losses and $69,592 related to all other factors. Under the new OTTI guidance, the Company increased the amortized cost basis of these debt securities by $66,241 and recorded a cumulative effect adjustment, net of tax, in its shareholders’ equity section. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive (loss) income.

For the three and nine months ended September 30, 2009, the Company recorded $2,998 and $31,778, respectively, of OTTI of which $2,642 and $32,395, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $356 and $(617), respectively, related to all other factors and recorded as an unrealized loss (gain) component of AOCI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Balance, June 30, 2009	$106,234
Additions for credit loss impairments recognized in the current period on securities not previously impaired	227
Additions for credit loss impairments recognized in the current period on securities previously impaired	2,404
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(106)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,906)

Balance, September 30, 2009	$106,853

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

Beginning balance at April 1, 2009 related to credit losses remaining in retained earnings related to adoption of the new OTTI guidance for debt securities	$119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,464
Additions for credit loss impairments recognized in the current period on securities previously impaired	4,641
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(106)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18,168)

Balance, September 30, 2009	$106,853

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

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate debt and residential and commercial mortgage-backed or asset-backed securities. For corporate debt securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior to impairment at the Balance Sheet date. The discounted cash flows become the new amortized cost basis of the fixed maturity security.

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

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

The investment categories and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,792	$(22)	$—	$—	$1,792	$(22)
States, municipalities and political subdivisions	12,626	(1,140)	18,337	(507)	30,963	(1,647)
Foreign governments	35,935	(1,373)	9,189	(2,001)	45,124	(3,374)
Asset-backed	42	(1)	15,479	(925)	15,521	(926)
Commercial mortgage-backed	7,192	(643)	123,730	(10,263)	130,922	(10,906)
Residential mortgage-backed	10,598	(2,359)	6,313	(1,416)	16,911	(3,775)
Corporate	232,889	(19,194)	1,399,894	(124,731)	1,632,783	(143,925)

Total fixed maturity securities	$301,074	$(24,732)	$1,572,942	$(139,843)	$1,874,016	$(164,575)

Equity securities:
Common stocks	$—	$—	$3,494	$(1,278)	$3,494	$(1,278)
Non-redeemable preferred stocks	23,905	(1,672)	265,246	(45,222)	289,151	(46,894)

Total equity securities	$23,905	$(1,672)	$268,740	$(46,500)	$292,645	$(48,172)

	December 31, 2008
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$983	$(22)	$—	$—	$983	$(22)
States, municipalities and political subdivisions	361,383	(12,397)	27,545	(2,279)	388,928	(14,676)
Foreign governments	117,133	(5,853)	28,478	(3,840)	145,611	(9,693)
Asset-backed	28,524	(384)	7,404	(2,051)	35,928	(2,435)
Commercial mortgage-backed	120,589	(26,663)	74,339	(16,752)	194,928	(43,415)
Residential mortgage-backed	6,668	(465)	2,303	(562)	8,971	(1,027)
Corporate	2,906,093	(372,956)	1,343,350	(327,187)	4,249,443	(700,143)

Total fixed maturity securities	$3,541,373	$(418,740)	$1,483,419	$(352,671)	$5,024,792	$(771,411)

Equity securities:
Common stocks	$3,366	$(1,618)	$—	$—	$3,366	$(1,618)
Non-redeemable preferred stocks	177,234	(57,723)	188,634	(76,550)	365,868	(134,273)

Total equity securities	$180,600	$(59,341)	$188,634	$(76,550)	$369,234	$(135,891)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

Total gross unrealized losses represent less than 10% and 17% of the aggregate fair value of the related securities at September 30, 2009 and December 31, 2008, respectively. Approximately 12% and 53% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2009 and December 31, 2008, respectively. The total gross unrealized losses are comprised of 590 and 1,409 individual securities at September 30, 2009 and December 31, 2008, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2009, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial, consumer cyclical and industrial industries of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $141,876, or 76%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium. As of September 30, 2009, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale under the debt and equity securities guidance, which is now within ASC Topic 320. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of September 30, 2009 and December 31, 2008, our collateral held under securities lending, the use of which is unrestricted, was $186,467 and $234,027, respectively, while our liability to the borrower for collateral received was $197,288 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. The unrealized losses have been in a continuous loss position for twelve months or longer as of September 30, 2009 and December 31, 2008. The Company has actively reduced the size of the securities lending program to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing. Since the Company reinvests the cash collateral generally in investments that are designated as available-for-sale, the reinvestment is presented as cash flows from investing activities.

5. Fair Value Disclosures

Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures

The fair value measurements and disclosures guidance, which is now within ASC Topic 820, defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

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

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of September 30, 2009 and December 31, 2008.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

	September 30, 2009
Financial Assets	Total		Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$119,314		$—		$119,314		$—
State, municipalities and political subdivisions	920,366		—		920,366		—
Foreign governments	598,472		2,999		592,470		3,003
Asset-backed	53,403		—		53,394		9
Commercial mortgage-backed	216,967		—		187,036		29,931
Residential mortgage-backed	682,657		—		682,657		—
Corporate	7,373,430		—		7,265,715		107,715
Equity securities:
Common stocks	4,701		3,496	a	1,205		—
Non-redeemable preferred stocks	498,163		—		491,806		6,357
Short-term investments	445,684		351,219		94,465		—
Collateral held under securities lending	136,467	d	48,475		87,992		—
Other investments	252,060	e	55,411	b	192,971	c	3,678	c
Cash equivalents	858,732	d	843,259		15,473		—
Other assets	9,448	e	—		—		9,448
Assets held in separate accounts	1,865,861	d	1,653,691	a	212,170		—

Total financial assets	$14,035,725		$2,958,550		$10,917,034		$160,141

Financial Liabilities
Other liabilities	$55,411	e	$55,411	b	$—		$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

	December 31, 2008
Financial Assets	Total		Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$150,487		$—		$150,487		$—
State, municipalities and political subdivisions	873,580		—		873,580		—
Foreign governments	513,318		2,398		491,522		19,398
Asset-backed	59,906		—		59,895		11
Commercial mortgage-backed	198,103		—		159,194		38,909
Residential mortgage-backed	706,276		—		706,276		—
Corporate	6,130,017		—		6,023,335		106,682
Equity securities:
Common stocks	4,049		3,165	a	884		—
Non-redeemable preferred stocks	430,403		—		417,822		12,581
Short-term investments	703,402		611,460		91,942		—
Collateral held under securities lending	159,028	d	54,192		104,836		—
Other investments	239,605	e	56,296	b	176,285	c	7,024	c
Cash equivalents	674,390	d	674,390		—		—
Other assets	7,080	e	—		—		7,080
Assets held in separate accounts	1,701,996	d	1,523,024	a	178,972		—

Total financial assets	$12,551,640		$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	e	$56,296	b	$—		$—

[a]	Mainly includes mutual fund investments.
[b]

Comprised of Assurant Investment Plan (“AIP”), American Security Insurance Company Investment Plan (“ASIC”) and Assurant Deferred Compensation Plan (“ADC”) investments and related liability which are invested in mutual funds.

[c]	Consists of invested assets associated with a modified coinsurance arrangement.
[d]

The amounts presented differ from the amounts presented in the consolidated balance sheets because certain cash equivalent investments are not measured at estimated fair value (e.g., certificates of deposit, etc.).

[e]

The amounts presented differ from the amounts presented in the consolidated balance sheets because only certain assets or liabilities within these line items are measured at estimated fair value (e.g., debt and equity securities and derivatives, etc.).

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities	Other investments	Other assets
		Foreign government	Asset- backed	Commercial mortgage- backed	Corporate	Non-redeemable preferred
Balance, beginning of period	$179,783	$14,809	$10	$30,247	$114,963	$5,565	$4,874	$9,315
Total (losses) gains (realized/unrealized) included in earnings	(1,007)	1,470	(1)	16	(2,401)	—	1	(92)
Net unrealized gains (losses) included in stockholder’s equity	11,651	1,541	1	1,650	8,425	792	(758)	—
Purchases, issuances, (sales) and (settlements)	(18,201)	(14,817)	(1)	(222)	(3,035)	—	(351)	225
Net transfers out	(12,085)	—	—	(1,760)	(10,237)	—	(88)	—

Balance, end of period	$160,141	$3,003	$9	$29,931	$107,715	$6,357	$3,678	$9,448

	Three Months Ended September 30, 2008
	Total level 3 assets	Fixed Maturity Securities					Equity Securities	Other investments	Other assets
		Foreign government	Asset- backed	Commercial mortgage- backed	Residential mortgage- backed	Corporate	Non-redeemable preferred
Balance, beginning of period	$249,328	$13,565	$13	$46,109	$19,775	$140,818	$14,805	$9,240	$5,003
Total (losses) gains (realized/unrealized) included in earnings	(27,986)	174	—	(229)	—	(26,368)	—	(5)	(1,558)
Net unrealized gains (losses) included in stockholder’s equity	(3,239)	(910)	—	(774)	—	603	(1,505)	(653)	—
Purchases, issuances, (sales) and (settlements)	(5,286)	2,130	(1)	3,435	—	(10,790)	—	(340)	280
Net transfers in (out)	2,638	—	—	(2,971)	(19,775)	21,095	1,883	2,406	—

Balance, end of period	$215,455	$14,959	$12	$45,570	$—	$125,358	$15,183	$10,648	$3,725

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

	Nine Months Ended September 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities	Other investments	Other assets
		Foreign government	Asset- backed	Commercial mortgage- backed	Corporate	Non-redeemable preferred
Balance, beginning of year	$191,685	$19,398	$11	$38,909	$106,682	$12,581	$7,024	$7,080
Total (losses) gains (realized/unrealized) included in earnings	(992)	1,844	(1)	26	(4,609)	—	4	1,744
Net unrealized gains (losses) included in stockholder’s equity	21,594	(2,018)	1	6,534	16,723	850	(496)	—
Purchases, issuances, (sales) and (settlements)	(5,725)	(14,817)	(2)	(10,637)	20,913	—	(1,806)	624
Net transfers out	(46,421)	(1,404)	—	(4,901)	(31,994)	(7,074)	(1,048)	—

Balance, end of period	$160,141	$3,003	$9	$29,931	$107,715	$6,357	$3,678	$9,448

	Nine Months Ended September 30, 2008
	Total level 3 assets	Fixed Maturity Securities					Equity Securities	Other investments	Other assets
		Foreign government	Asset- backed	Commercial mortgage- backed	Residential mortgage- backed	Corporate	Non-redeemable preferred
Balance, beginning of period	$282,581	$2,993	$1,808	$44,538	$—	$212,283	$7,431	$10,368	$3,160
Total (losses) gains (realized/unrealized) included in earnings	(28,077)	273	2	569	—	(27,805)	—	11	(1,127)
Net unrealized gains (losses) included in stockholder’s equity	(19,214)	(885)	(1)	(1,471)	418	(14,278)	(1,892)	(1,105)	—
Purchases, issuances, (sales) and (settlements)	21,274	10,380	(5)	9,953	19,357	(21,011)	1,940	(1,032)	1,692
Net transfers (out) in	(41,109)	2,198	(1,792)	(8,019)	(19,775)	(23,831)	7,704	2,406	—

Balance, end of period	$215,455	$14,959	$12	$45,570	$—	$125,358	$15,183	$10,648	$3,725

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

Three different valuation techniques can be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in the fair value measurements and disclosures guidance, which is now within ASC Topic 820, are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended September 30, 2009, the application of the valuation technique applied to similar assets and liabilities has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance, defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

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

Fair Value of Financial Instruments Disclosures

The financial instruments guidance, which is now within ASC Topic 825, requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for financial instruments that are not recognized in the consolidated balance sheets. However, this guidance excludes certain financial instruments, including those related to insurance contracts and those accounted for under the equity method and joint ventures guidance, which is now within ASC Topic 323, Investments – Equity Method and Joint Ventures (such as real estate joint ventures).

Please refer to the disclosure above for the methods and assumptions used to estimate fair value for the following assets and liabilities:

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

Three and Nine Months Ended September 30, 2009 and 2008

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

The following table demonstrates the carrying value and fair value of our financial assets and liabilities as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$1,235,851	$1,235,851	$1,040,684	$1,040,684
Fixed maturity securities	9,964,609	9,964,609	8,631,687	8,631,687
Equity securities	502,864	502,864	434,452	434,452
Commercial mortgage loans on real estate	1,449,108	1,410,377	1,506,694	1,509,923
Policy loans	56,401	56,401	58,096	58,096
Short-term investments	445,684	445,684	703,402	703,402
Other investments	343,466	343,466	339,453	339,453
Other assets	9,448	9,448	7,080	7,080
Assets held in separate accounts	1,940,283	1,940,283	1,778,809	1,778,809
Collateral held under securities lending	186,467	186,467	234,027	234,027
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$863,356	$760,349	$804,883	$701,529
Funds held under reinsurance	58,970	58,970	38,433	38,433
Debt	972,032	938,254	971,957	769,021
Other liabilities	55,411	55,411	56,296	56,296
Mandatorily redeemable preferred stocks	8,160	8,160	11,160	11,160
Liabilities related to separate accounts	1,940,283	1,940,283	1,778,809	1,778,809
Obligations under securities lending	197,288	197,288	256,506	256,506

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

6. Income Taxes

As of December 31, 2008, the Company had a cumulative valuation allowance of $98,793 against deferred tax assets. During the nine months ended September 30, 2009, the Company recognized income tax expense of $601, and other comprehensive income of $31,680. The overall impact to the valuation allowance was a net decrease of $31,079. The decrease in the valuation allowance was primarily related to additional unrealized gains in the Company’s investment portfolio. It is management’s assessment that it is more likely than not that $67,714 of deferred tax assets will not be realized.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax- planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax assets, the valuation allowance may need to be adjusted in the future.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2009 and 2008, respectively, and $45,141 for the nine months ended September 30, 2009 and 2008, respectively. There was $7,523 of accrued interest at September 30, 2009 and 2008, respectively. The Company made interest payments of $30,094 on February 15, 2009 and 2008 and August 15, 2009 and 2008.

In March 2004, the Company established a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility which expires in April 2010. There were no amounts relating to the commercial paper program outstanding at September 30, 2009. The Company did not use the revolving credit facility during the nine months ended September 30, 2009 or the twelve months ended December 31, 2008 and no amounts are currently outstanding. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, the Company is not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. As of September 30, 2009 the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

8. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, at September 30, 2009 are as follows:

	Foreign currency translation adjustment	Unrealized (losses) gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive (loss) income
Balance at December 31, 2008	$(45,944)	$(478,400)	$—	$(146,602)	$(670,946)
Cumulative effect of change in accounting principle (after-tax) (1)	—	(35,359)	(7,758)	—	(43,117)
Activity in 2009	58,970	762,259	10,536	4,659	836,424

Balance at September 30, 2009	$13,026	$248,500	$2,778	$(141,943)	$122,361

(1)	Related to the adoption of the new OTTI guidance for debt securities. See Notes 3 and 4 for further information.

The amounts in the unrealized (losses) gains on securities column are net of reclassification adjustments of $(27,563), net of tax, for the nine months ended September 30, 2009, for net realized gains (losses) on sales of securities included in net income.

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has decided to award PSUs and RSUs in 2009. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, which will be paid in cash at the end of the performance period based on the actual number of shares issued.

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

PSU Performance Goals. For 2009, the Compensation Committee has established earnings per share (“EPS”) growth, revenue growth and total stockholder return as the three performance measures for PSU awards. Earnings per share growth is defined as the year-over-year change in GAAP net income divided by average diluted shares outstanding. Revenue growth is defined as year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. The actual payout level is determined by ranking the average of the Company’s performance with respect to all three measures against the average performance of the companies included in the A.M. Best Insurance Index for the relevant period.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

Under the ALTEIP, the Company’s CEO is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Restricted stock and RSUs granted under this program may have different vesting periods.

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 18,096 and 772,900 for the three and nine months ended September 30, 2009, respectively. The compensation expense recorded related to RSUs was $2,323 and $4,768 for the three and nine months ended September 30, 2009, respectively. The related total income tax benefit recognized was $813 and $1,669 for the three and nine months ended September 30, 2009, respectively. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2009 was $20.60.

As of September 30, 2009, there was $10,096 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.57 years.

Performance Share Units

PSUs granted to employees were 631,066 for the nine months ended September 30, 2009. No PSUs were granted during the three months ended September 30, 2009. No compensation expense was recorded for the three months ended September 30, 2009 because both the performance and market-based goals were below minimum payout threshold levels. The compensation expense recorded related to PSUs for the nine months ended September 30, 2009 was $31 and the related total income tax benefit recognized was $11. The weighted average grant date fair value for PSUs granted during the nine months ended September 30, 2009 was $16.32.

As of September 30, 2009, there was no unrecognized compensation cost related to outstanding PSUs.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2009 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the nine months ended September 30, 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Restricted stock granted under the ALTIP vests on a prorated basis over a three year period. SARs granted prior to 2007 under the ALTIP cliff vest as of December 31 of the second calendar year following the calendar year in which the right was granted, and have a five year contractual life. SARs granted in 2007 and through May 2008 cliff vest on the third anniversary from the date the award was granted, and have a five year contractual life. SARs granted under the BVR Program have a three year cliff vesting period. Restricted stock granted under the CEO Equity Grants Program have variable vesting schedules.

Restricted Stock

Restricted stock granted to employees and to non-employee directors were 0 and 12,245 for the three months ended September 30, 2009 and 2008, respectively, and 10,900 and 132,876 for the nine months ended September 30, 2009 and 2008, respectively. The compensation expense recorded related to restricted stock was $998 and $1,778 for the three months ended September 30, 2009 and 2008, respectively, and $3,579 and $5,481 for the nine months ended September 30, 2009 and 2008, respectively. The related total income tax benefit recognized was $349 and $622 for the three months ended September 30, 2009 and 2008, respectively, and $1,253 and $1,721 for the nine months ended September 30, 2009 and 2008, respectively. The weighted average grant date fair value for restricted stock granted during the nine months ended September 30, 2009 and 2008 was $29.77 and $62.96, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

As of September 30, 2009, there was $2,805 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.93 years. The total fair value of restricted stock vested during the three months ended September 30, 2009 and 2008 was $300 and $378, respectively, and $2,210 and $5,833 for the nine months ended September 30, 2009 and 2008, respectively.

Stock Appreciation Rights

There were no SARs granted during the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009. Currently there are no plans to award SARs in the future. There were 1,497,891 SARs granted during nine months ended September 30, 2008. The compensation expense recorded related to SARs was $2,693 and $3,643 for the three months ended September 30, 2009 and 2008, respectively, and $7,538 and $10,243 for the nine months ended September 30, 2009 and 2008, respectively. The related total income tax benefit recognized was $943 and $1,275 for the three months ended September 30, 2009 and 2008, respectively, and $2,638 and $3,545 for the nine months ended September 30, 2009 and 2008, respectively. The weighted average grant date fair value for SARs granted during the nine months ended September 30, 2008 was $13.77.

The total intrinsic value of SARs exercised during the three months ended September 30, 2009 and 2008 was $1 and $2,533, respectively. The total intrinsic value of SARs exercised during the nine months ended September 30, 2009 and 2008 was $412 and $38,496, respectively. As of September 30, 2009, there was approximately $10,277 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 0.98 years.

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

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants issued to directors have been issued from the ALTEIP, discussed above. There were no common shares issued or expense recorded under the Director’s Compensation Plan for the three or nine months ended September 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $46 and $483 for the three months ended September 30, 2009 and 2008, respectively, and $2,089 and $1,334 for the nine months ended September 30, 2009 and 2008, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2009	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	—	—	—
February	—	—	—
March	—	—	—
April	—	—	—
May	—	—	—
June	—	—	—
July	—	—	—
August	863,050	$28.45	863,050
September	259,000	28.54	259,000

Total	1,122,050	$28.47	1,122,050

On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. During the nine months ended September 30, 2009, the Company repurchased 1,122,050 shares of the Company’s outstanding common stock at a cost of $31,949 and can repurchase up to $170,044 of additional outstanding common stock under the current authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

11. Earnings Per Common Share

In accordance with the earnings per share guidance on participating securities and the two class method, which is now within ASC Topic 260, described in Note 3, restricted stock and RSUs which have non-forfeitable rights to dividends or dividend equivalents are included in calculating basic and diluted earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed earnings. All prior period EPS data presented has been adjusted retrospectively.

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator
Net income (loss)	$144,730	$(111,429)	$418,633	$265,355
Deduct dividends paid	(17,701)	(16,463)	(51,961)	(47,203)

Undistributed earnings	$127,029	$(127,892)	$366,672	$218,152

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	118,184,367	117,985,882	118,187,358	118,132,393
Incremental common shares from :
SARs (1)	107,474	—	74,106	1,137,360
ESPP (1)	—	—	—	5,498

Weighted average shares used in diluted earnings per share calculations	118,291,841	117,985,882	118,261,464	119,275,251

Earnings per common share - Basic
Distributed earnings	$0.15	$0.14	$0.44	$0.40
Undistributed earnings	1.07	(1.08)	3.10	1.85

Net income (loss)	$1.22	$(0.94)	$3.54	$2.25

Earnings per common share - Diluted
Distributed earnings	$0.15	$0.14	$0.44	$0.40
Undistributed earnings	1.07	(1.08)	3.10	1.82

Net income (loss)	$1.22	$(0.94)	$3.54	$2.22

(1)	Per the earnings per share guidance, which is now within ASC Topic 260, no potential common shares are included in the computation of diluted per share amount when a loss from operations exists.

Average SARs totaling 4,080,321 for the three months ended September 30, 2009 and 4,423,605 and 1,065,998 for the nine months ended September 30, 2009 and 2008, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost	$6,609	$5,196	$468	$481	$1,110	$626
Interest cost	7,562	7,098	1,552	1,572	1,081	958
Expected return on plan assets	(8,804)	(9,040)	—	—	(547)	(717)
Amortization of prior service cost	85	717	419	175	417	346
Amortization of net loss (gain)	3,689	399	658	299	50	(118)
Settlement gain	—	—	(610)	—	—	—

Net periodic benefit cost	$9,141	$4,370	$2,487	$2,527	$2,111	$1,095

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost	$17,509	$15,796	$1,568	$1,431	$2,460	$2,176
Interest cost	22,262	20,248	4,752	4,522	3,181	2,858
Expected return on plan assets	(26,404)	(27,590)	—	—	(1,497)	(1,317)
Amortization of prior service cost	285	2,167	719	575	1,067	996
Amortization of net loss (gain)	3,939	2,499	1,208	999	(50)	(118)
Settlement (gain) loss	—	—	(1,159)	1,748	—	—

Net periodic benefit cost	$17,591	$13,120	$7,088	$9,275	$5,161	$4,595

(1)	The Company’s nonqualified plans are unfunded.

During the first nine months of 2009, $30,000 in cash was contributed to the qualified pension benefits plan (“Plan”). An additional $10,000 in cash is expected to be contributed to the Plan over the remainder of 2009.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$669,344	$478,701	$470,385	$255,968	$—	$1,874,398
Net investment income	97,681	26,550	11,770	33,039	3,884	172,924
Net realized gains on investments	—	—	—	—	19,866	19,866
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,802	6,802
Fees and other income	50,093	15,100	10,140	7,467	83	82,883

Total revenues	817,118	520,351	492,295	296,474	30,635	2,156,873

Benefits, losses and expenses
Policyholder benefits	248,933	156,076	353,412	182,632	92	941,145
Amortization of deferred acquisition costs and value of business acquired	290,200	88,973	1,428	9,781	—	390,382
Underwriting, general and administrative expenses	230,017	118,019	146,047	86,748	20,289	601,120
Interest expense	—	—	—	—	15,160	15,160

Total benefits, losses and expenses	769,150	363,068	500,887	279,161	35,541	1,947,807

Segment income (loss) before provision (benefit) for income tax	47,968	157,283	(8,592)	17,313	(4,906)	209,066
Provision (benefit) for income taxes	16,324	54,126	(3,745)	5,863	(8,232)	64,336

Segment income (loss) after tax	$31,644	$103,157	$(4,847)	$11,450	$3,326

Net income						$144,730

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

	Three Months Ended September 30, 2008
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$707,115	$513,228	$486,700	$277,093	$—	$1,984,136
Net investment income	105,539	31,129	13,769	35,278	6,599	192,314
Net realized losses on investments	—	—	—	—	(299,205)	(299,205)
Amortization of deferred gain on disposal of businesses	—	—	—	—	7,379	7,379
Fees and other income	40,623	12,501	10,100	6,475	212	69,911

Total revenues	853,277	556,858	510,569	318,846	(285,015)	1,954,535

Benefits, losses and expenses
Policyholder benefits	295,190	302,105	311,790	185,951	12	1,095,048
Amortization of deferred acquisition costs and value of business acquired	326,468	82,731	4,263	9,305	—	422,767
Underwriting, general and administrative expenses	201,311	125,788	148,082	90,421	19,448	585,050
Interest expense	—	—	—	—	15,190	15,190

Total benefits, losses and expenses	822,969	510,624	464,135	285,677	34,650	2,118,055

Segment income (loss) before provision (benefit) for income tax	30,308	46,234	46,434	33,169	(319,665)	(163,520)
Provision (benefit) for income taxes	9,921	15,292	16,230	11,712	(105,246)	(52,091)

Segment income (loss) after tax	$20,387	$30,942	$30,204	$21,457	$(214,419)

Net (loss)						$(111,429)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

	Nine Months Ended September 30, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,980,891	$1,450,329	$1,411,626	$781,997	$—	$5,624,843
Net investment income	292,782	84,306	36,320	100,662	12,265	526,335
Net realized losses on investments	—	—	—	—	(41,965)	(41,965)
Amortization of deferred gain on disposal of businesses	—	—	—	—	20,354	20,354
Fees and other income	154,084	42,066	29,901	21,765	140,976	388,792

Total revenues	2,427,757	1,576,701	1,477,847	904,424	131,630	6,518,359

Benefits, losses and expenses
Policyholder benefits	782,280	502,043	1,033,016	568,130	5,420	2,890,889
Amortization of deferred acquisition costs and value of business acquired	864,295	276,253	7,260	28,861	—	1,176,669
Underwriting, general and administrative expenses	640,914	344,072	439,612	260,948	71,295	1,756,841
Interest expense	—	—	—	—	45,509	45,509

Total benefits, losses and expenses	2,287,489	1,122,368	1,479,888	857,939	122,224	5,869,908

Segment income (loss) before provision (benefit) for income tax	140,268	454,333	(2,041)	46,485	9,406	648,451
Provision (benefit) for income Taxes	50,419	155,280	(1,536)	15,885	9,770	229,818

Segment income (loss) after tax	$89,849	$299,053	$(505)	$30,600	$(364)

Net income						$418,633

	As of September 30, 2009
Segment assets:
Segment assets, excluding goodwill	$11,204,037	$3,264,573	$1,059,085	$2,464,960	$6,663,834	$24,656,489

Goodwill						1,009,089

Total assets						$25,665,578

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

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

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

14. Commitments and Contingencies

In the normal course of business, the Company issues letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $29,764 and $29,617 of letters of credit outstanding as of September 30, 2009 and December 31, 2008, respectively.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect, individually or in the aggregate, on the Company’s financial condition, results of operations, or cash flows.

During the three months ended September 30, 2009, the Company recorded a $12,500 charge in the Assurant Health segment related to an unfavorable ruling reached during September 2009 by the South Carolina Supreme Court in a claim-related lawsuit, in the ordinary course, that was originally filed in 2003. The Company is currently pursuing available appellate remedies.

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

As previously disclosed by the Company in a Current Report on Form 8-K, on June 9, 2009, ARIC and AGIL, wholly-owned subsidiaries of the Company, entered into a settlement agreement with Willis Limited, a subsidiary of Willis Group Holdings Limited (“Willis Limited”). The settlement agreement related to an action commenced in 2007 in the English Commercial Court pertaining to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay ARIC and AGIL a total of $139,000, which the Company recorded in its Corporate and Other reporting segment during the second quarter of 2009.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

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

On the basis of an extensive review of evidence concerning this matter and the work of the Special Committee, the Board unanimously voted to reinstate Mr. Pollock as President and Chief Executive Officer, effective January 28, 2008. Effective March 15, 2009, Mr. Camacho resigned from his position as Executive Vice President and Chief Financial Officer of the Company. Starting March 16, 2009, Mr. Camacho began assisting the Company as a consultant for a 12-month transition period. The Board also reinstated Mr. Lamnin who, effective October 12, 2009, began serving as Executive Vice President and Chief Operating Officer of Assurant Health. The Board’s decisions to reinstate Messrs. Pollock and Lamnin and Mr. Camacho’s decision to resign imply no conclusion concerning the outcome of the SEC Staff’s ongoing investigation, and the SEC Staff’s Wells notices to them remain in effect. The SEC Staff’s inquiry continues and the Company cannot predict the duration or outcome of the investigation.

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

In the course of implementing procedures for compliance with the new mandatory reporting requirements under the Medicare, Medicaid, and SCHIP Extension Act of 2007, Assurant Health identified a possible ambiguity in the Medicare Secondary Payer Act and related regulations about which the Company has since had a meeting with representatives of the Centers for Medicare and Medicaid Services (“CMS”). Assurant Health believes that its historical interpretation and application of such laws and regulations is correct and has requested that CMS issue a written determination to that effect. CMS is considering the matter and has not made a

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(In thousands, except per share and share amounts)

determination. The Company does not believe that any loss relating to this issue is probable, nor can the Company make any estimate of any possible loss or range of possible loss associated with this issue.

15. Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was November 4, 2009, and determined there were none.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant”) as of September 30, 2009, compared with December 31, 2008, and our results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2009 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (iv) negative impact on our business and negative publicity due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); (v) current or new laws and regulations that could increase our costs or limit our growth; (vi) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (vii) inadequacy of reserves established for future claims losses; (viii) failure to predict or manage benefits, claims and other costs; (ix) losses due to natural and man-made catastrophes; (x) increases or decreases in tax valuation allowances; (xi) fluctuations in exchange rates and other risks related to our international operations; (xii) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xiii) diminished value of invested assets in our investment portfolio (due to, among other things, the recent volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments, environmental liability exposure and inability to target an appropriate overall risk level); (xiv) inability of reinsurers to meet their obligations; (xv) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xvi) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xvii) a further decline in the manufactured housing industry; (xviii) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (xix) failure to effectively maintain and modernize our information systems; (xx) failure to protect client information and privacy; (xxi) failure to find and integrate suitable acquisitions and new insurance ventures; (xxii) inability of our subsidiaries to pay sufficient dividends; (xxiii) failure to provide for succession of senior management and key executives; and (xxiv) significant competitive pressures in our businesses and cyclicality of the insurance industry. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A in our 2008 Annual Report on Form 10-K.

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

Critical Factors Affecting Results and Liquidity

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including unemployment, difficult conditions in financial markets and the global economic slowdown, may have a material adverse effect on our results of operations or financial condition. Similarly, the effects of proposed or recently passed government regulation on our sales and profitability is not yet known, but could negatively affect our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2008 Annual Report on Form 10-K.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months. For the nine months ended September 30, 2009, net cash provided by operating activities totaled $213,039; net cash provided by investing activities totaled $122,087 and net cash used in financing activities totaled $(147,839). We had $1,235,851 in cash and cash equivalents as of September 30, 2009. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2008 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2008 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the nine months ended September 30, 2009.

As mentioned in our 2008 Annual Report on Form 10-K, Management considers the valuation and recoverability of goodwill to be a critical accounting policy and estimate. Goodwill and Other Intangible Assets accounting guidance requires that goodwill be tested for impairment at the reporting unit level on an annual basis or between annual tests if an event or circumstances would reasonably likely cause the fair value of the reporting unit to be below its carrying value. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of Management. The Company performs its annual test during the fourth quarter each year. Based on its last annual test, performed during fourth quarter 2008, the Company concluded that goodwill was not impaired. However, due to significant increases in unrealized gains in its investment portfolio, Management determined an interim test was necessary. During the three months ended September 30, 2009, the Company performed the first step of the two-step goodwill impairment test for the two reporting units it considered reasonably likely that their fair values were reduced below their carrying values, Assurant Solutions and Assurant Employee Benefits, due to increases in unrealized gains in their investment portfolios. Based on a fair value determined using both market and income approaches, Management concluded that the fair value was more than the carrying value of each reporting unit, and thus it was not necessary for the Company to perform step two of the impairment test.

Calculating a fair value under the market and income approaches requires Management to use various assumptions and estimates, including but not limited to: forecasted reporting unit revenues, income and dividends, discount rates and exit multiples. If the Company’s assumptions and estimates change, the Company may be required to record an impairment charge for goodwill in future periods, whether in connection with the Company’s next annual impairment testing in fourth quarter 2009, or in a future interim period. Management cannot determine if a future impairment charge may result, since any impairment is dependent on the performance of the respective reporting unit and upon a number of variables which cannot be predicted with certainty. However, if an impairment charge does result in a future period, the non-cash charge may be material.

Additionally, while we did not perform an interim impairment test for our other two reporting units, Assurant Health and Assurant Specialty Property, if economic, political or regulatory factors change, an impairment charge could be required in future periods and a non-cash charge may be material.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$1,874,398	$1,984,136	$5,624,843	$5,921,069
Net investment income	172,924	192,314	526,335	591,299
Net realized losses on investments	19,866	(299,205)	(41,965)	(376,922)
Amortization of deferred gain on disposal of businesses	6,802	7,379	20,354	22,085
Fees and other income	82,883	69,911	388,792	223,089

Total revenues	2,156,873	1,954,535	6,518,359	6,380,620

Benefits, losses and expenses:
Policyholder benefits	941,145	1,095,048	2,890,889	3,030,715
Selling, underwriting and general expenses (1)	991,502	1,007,817	2,933,510	2,932,318
Interest expense	15,160	15,190	45,509	45,765

Total benefits, losses and expenses	1,947,807	2,118,055	5,869,908	6,008,798

Income (loss) before provision (benefit) for income taxes	209,066	(163,520)	648,451	371,822
Provision (benefit) for income taxes	64,336	(52,091)	229,818	106,467

Net income (loss)	$144,730	$(111,429)	$418,633	$265,355

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

The following discussion provides an analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the three and nine months ended September 30, 2009 (“Third Quarter 2009” and “Nine Months 2009”, respectively) and three and nine months ended September 30, 2008 (“Third Quarter 2008” and “Nine Months 2008”, respectively). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended September 30, 2009 Compared to The Three Months Ended September 30, 2008.

Net Income

Net income increased $256,159, to $144,730 for Third Quarter 2009 from a net loss of $(111,429) for Third Quarter 2008. The increase was primarily due to net realized losses on investments of $194,483 (after-tax) in Third Quarter 2008 compared with net realized gains on investments of $12,913 (after-tax) in Third Quarter 2009. Third Quarter 2008 net realized losses included other-than-temporary impairments of $148,946 (after-tax) while Third Quarter 2009 only had $1,717 (after-tax). Additionally, Third Quarter 2008 included losses of $86,200 (after-tax) associated with hurricanes Gustav and Ike. The Company incurred no reportable catastrophe losses during Third Quarter 2009.

For The Nine Months Ended September 30, 2009 Compared to The Nine Months Ended September 30, 2008.

Net Income

Net income increased $153,278, or 58%, to $418,633 for Nine Months 2009 from $265,355 for Nine Months 2008. The increase was primarily due to the reasons noted above.

Assurant Solutions

Overview

The tables below present information regarding our Assurant Solutions segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$669,344	$707,115	$1,980,891	$2,091,237
Net investment income	97,681	105,539	292,782	320,694
Fees and other income	50,093	40,623	154,084	132,572

Total revenues	817,118	853,277	2,427,757	2,544,503

Benefits, losses and expenses:
Policyholder benefits	248,933	295,190	782,280	888,043
Selling, underwriting and general expenses	520,217	527,779	1,505,209	1,506,385

Total benefits, losses and expenses	769,150	822,969	2,287,489	2,394,428

Segment income before provision for income taxes	47,968	30,308	140,268	150,075
Provision for income taxes	16,324	9,921	50,419	49,776

Segment net income	$31,644	$20,387	$89,849	$100,299

Net earned premiums and other considerations:
Domestic:
Credit	$59,562	$70,270	$188,243	$213,331
Service contracts	348,258	334,386	1,049,549	989,453
Other (1)	24,471	13,685	61,104	44,305

Total domestic	432,291	418,341	1,298,896	1,247,089

International:
Credit	80,743	98,645	234,751	285,570
Service contracts	108,458	93,745	293,641	261,540
Other (1)	4,025	(139)	11,792	16,362

Total international	193,226	192,251	540,184	563,472

Preneed	43,827	96,523	141,811	280,676

Total	$669,344	$707,115	$1,980,891	$2,091,237

Fees and other income:
Domestic:
Debt protection	$10,541	$8,495	$30,044	$24,694
Service contracts	23,384	18,472	74,161	56,783
Other (1)	4,443	6,873	13,983	20,047

Total domestic	38,368	33,840	118,188	101,524

International	7,400	7,272	20,802	26,718
Preneed	4,325	(489)	15,094	4,330

Total	$50,093	$40,623	$154,084	$132,572

Gross written premiums (2):
Domestic:
Credit	$134,597	$151,717	$406,393	$456,788
Service contracts	259,316	385,153	751,505	1,175,121
Others (1)	14,210	17,858	73,269	51,692

Total domestic	408,123	554,728	1,231,167	1,683,601

International:
Credit	221,581	213,322	590,565	646,941
Service contracts	118,256	133,226	323,820	344,942
Others (1)	7,652	1,375	19,773	21,685

Total international	347,489	347,923	934,158	1,013,568

Total	$755,612	$902,651	$2,165,325	$2,697,169

Preneed (face sales)	$137,301	$121,021	$366,688	$346,304

Combined ratios (3):
Domestic	98.2%	104.7%	98.1%	100.2%
International	108.8%	105.6%	109.3%	106.4%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the Preneed business.

For The Three Months Ended September 30, 2009 Compared to The Three Months Ended September 30, 2008.

Net Income

Segment net income increased $11,257, or 55%, to $31,644 for Third Quarter 2009 from $20,387 for Third Quarter 2008. The increase was primarily driven by improved underwriting results in our domestic service contract business as well as the effects in Third Quarter 2008 of a $7,700 (after-tax) one-time charge related to the acquisition of GE’s Warranty Management Group (“GE”). These items were partially offset by the continued unfavorable credit insurance loss experience in the United Kingdom (“UK”) due to higher unemployment rates than prior year and a decrease of $5,108 (after-tax) of net investment income due to lower average invested assets and lower investment yields.

Total Revenues

Total revenues decreased $36,159, or 4%, to $817,118 for Third Quarter 2009 from $853,277 for Third Quarter 2008. The decrease is mainly attributable to reduced net earned premiums and other considerations of $37,771, primarily resulting from our application of the universal life insurance accounting guidance, which is now within the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) Topic 944, Financial Services – Insurance, for new Preneed life insurance policies in which death benefit increases are determined at the discretion of the Company. The difference between reporting in accordance with the universal life insurance guidance compared with the limited pay insurance guidance, which is also within ASC Topic 944, impacted various income statement captions including net earned premiums and other considerations; however, it did not have a material impact on our overall net income. Absent this item, net earned premiums would have increased $12,500, or nearly 2%, due to higher earnings in our domestic and international service contract business from premiums written in prior periods and earnings from a temporary involuntary unemployment product, which started and ended during the second quarter of 2009. This increase was partially offset by the continued runoff of our domestic credit insurance and the unfavorable impact of changes in foreign exchange rates, as the U.S. dollar strengthened against international currencies. Also contributing to the decrease in revenues was lower net investment income of $7,858, or 7%, primarily due to lower average invested assets and lower investment yields. Fees and other income increased $9,470, or 23%, primarily from the continued growth of our domestic service contract business resulting from acquisitions made in the latter part of 2008 and the application of the universal life insurance accounting guidance for our Preneed business.

Gross written premiums decreased $147,039, or 16%, to $755,612 for Third Quarter 2009 from $902,651 for Third Quarter 2008. This decrease was driven primarily by lower domestic service contract business of $125,837, mainly due to a client bankruptcy and decreased retail and auto sales. Gross written premiums from our domestic credit insurance business decreased $17,120, due to the continued runoff of this product line. Gross written premiums from our international service contract business decreased $14,970, primarily attributable to the unfavorable impact of changes in foreign exchange rates and our decision to exit the Denmark market. This was partially offset by growth in several countries from both new and existing clients, which is consistent with our international expansion strategy. Gross written premiums from our international credit business increased $8,259, primarily due to new business growth in Canada and strong client production from new and existing international clients. This was partially offset by the unfavorable impact of changes in foreign exchange rates combined with a slowdown in the UK mortgage credit market. Preneed face sales increased $16,280 due to increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $53,819, or 7%, to $769,150 for Third Quarter 2009 from $822,969 for Third Quarter 2008. Policyholder benefits decreased $46,257, primarily due to the above-mentioned application of the universal life insurance accounting guidance in our Preneed business and improved loss experience in our domestic service contract business. This was partially offset by continued unfavorable loss experience in our UK credit business resulting from higher unemployment rates. Selling, underwriting and general expenses decreased $7,562. General expenses increased $28,295, primarily due to higher expenses associated with the recent domestic service contract business acquisitions. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $35,857, partially related to the termination of our strategic alliance with GE in Third Quarter 2008 and reduced commission expense resulting from acquisitions in the latter part of 2008 combined with the impact of the above-mentioned application of the universal life insurance accounting guidance, in our Preneed business.

For The Nine Months Ended September 30, 2009 Compared to The Nine Months Ended September 30, 2008.

Net Income

Segment net income decreased $10,450, or 10%, to $89,849 for Nine Months 2009 from $100,299 for Nine Months 2008. The decrease was primarily the result of a decrease of net investment income of $18,143 (after-tax) due to both lower average invested assets and lower investment yields and unfavorable credit insurance loss experience in the UK. In addition, Nine Months 2008 includes $4,000 (after-tax) of income for certain transactions in our domestic service contract business related to the accrual of contractual receivables established for certain domestic service contracts. These items were partially offset by improved underwriting results from our domestic service contract business, improved underwriting results in Brazil after a loss of $6,900 (after-tax) recorded in Nine Months 2008 from a discontinued credit life product and improved underwriting results in our international business, other than the UK credit business discussed above.

Total Revenues

Total revenues decreased $116,746, or 5%, to $2,427,757 for Nine Months 2009 from $2,544,503 for Nine Months 2008. The decrease is mainly attributable to reduced net earned premiums and other considerations of $110,346, primarily resulting from the above-mentioned application of the universal life insurance accounting guidance, in our Preneed business. Absent this item, net earned premiums increased $15,000, or 1%, due to higher earnings in our domestic and international service contract business from premiums written in prior periods and earnings from a temporary involuntary unemployment product, which started and ended during the second quarter of 2009. This increase was partially offset by unfavorable changes in foreign exchange rates as the U.S. dollar strengthened against international currencies combined with the continued runoff of our domestic credit insurance business. Also contributing to the decrease in revenues was lower net investment income of $27,912, or 9%, due primarily to lower average invested assets and lower investment yields. These decreases were partially offset by an increase in fees and other income of $21,512, or 16%, primarily from the application of the universal life insurance accounting guidance for our Preneed business and the continued growth of our service contract businesses resulting from acquisitions made in the latter part of 2008.

Gross written premiums decreased $531,844, or 20%, to $2,165,325 for Nine Months 2009 from $2,697,169 for Nine Months 2008. This decrease was driven primarily by lower domestic service contract business of $423,616, primarily due to a client bankruptcy and decreased retail and auto sales. Gross written premiums from our international credit business decreased $56,376 primarily driven by unfavorable changes in foreign exchange rates and the slowdown in the UK mortgage market. This was partially offset by growth in several countries from increased marketing efforts and strong new and existing client production. Gross written premiums from our domestic credit insurance business decreased $50,395, due to the continued runoff of this product line. Gross written premiums from our international service contract business decreased $21,122, primarily the result of unfavorable changes in foreign exchange rates. This was partially offset by growth from both new and existing clients, which is consistent with our international expansion strategy. Other domestic gross written premium increased $21,577 mainly due to a temporary auto warranty program, which started and ended during the second quarter of 2009. Preneed face sales were $20,384 higher due to increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $106,939, or 4%, to $2,287,489 for Nine Months 2009 from $2,394,428 for Nine Months 2008. Policyholder benefits decreased $105,763, primarily due to the above-mentioned application of the universal life insurance accounting guidance, in our Preneed business. Also contributing to the decrease were lower losses from a discontinued credit life product in Brazil and improved loss experience in our domestic service contract business. This was partially offset by continued unfavorable loss experience in our UK credit business resulting from higher unemployment rates than the prior year. Selling, underwriting and general expenses decreased $1,176. General expenses increased $69,411, primarily due to higher expenses associated with the recent domestic service contract business acquisitions. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $70,587, primarily due to the corresponding favorable change in foreign exchange rates in our international business and reduced commission expense resulting from the acquisitions in the latter part of 2008. Also contributing to the decrease was the above-mentioned application of the universal life insurance accounting guidance in our Preneed business. These declines in Nine Months 2009 were partially offset by an $18,000 reduction in commission expense related to the accrual of contractual receivables established from certain domestic service contract clients recorded in Nine Months 2008.

Assurant Specialty Property

Overview

The tables below present information regarding our Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$478,701	$513,228	$1,450,329	$1,528,569
Net investment income	26,550	31,129	84,306	92,501
Fees and other income	15,100	12,501	42,066	38,090

Total revenues	520,351	556,858	1,576,701	1,659,160

Benefits, losses and expenses:
Policyholder benefits	156,076	302,105	502,043	618,711
Selling, underwriting and general expenses	206,992	208,519	620,325	603,700

Total benefits, losses and expenses	363,068	510,624	1,122,368	1,222,411

Segment income before provision for income taxes	157,283	46,234	454,333	436,749
Provision for income taxes	54,126	15,292	155,280	150,021

Segment net income	$103,157	$30,942	$299,053	$286,728

Net earned premiums and other considerations:
Homeowners (creditor placed and voluntary)	$333,068	$368,066	$1,017,853	$1,101,554
Manufactured housing (creditor placed and voluntary)	54,347	55,389	165,351	168,934
Other (1)	91,286	89,773	267,125	258,081

Total	$478,701	$513,228	$1,450,329	$1,528,569

Gross earned premiums for selected product groupings:
Homeowners (creditor placed and voluntary)	$427,030	$450,274	$1,294,989	$1,313,154
Manufactured housing (creditor placed and voluntary)	76,448	80,570	231,015	241,489
Other (1)	150,604	152,899	449,482	440,572

Total	$654,082	$683,743	$1,975,486	$1,995,215

Gross written premiums for selected product groupings:
Homeowners (creditor placed and voluntary)	$437,835	$492,069	$1,287,812	$1,441,014
Manufactured housing (creditor placed and voluntary)	75,935	80,909	223,756	230,491
Other (1)	167,968	187,929	454,533	483,094

Total	$681,738	$760,907	$1,966,101	$2,154,599

Ratios:
Loss ratio (2)	32.6%	58.9%	34.6%	40.5%
Expense ratio (3)	41.9%	39.7%	41.6%	38.5%
Combined ratio (4)	73.5%	97.1%	75.2%	78.0%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2009 Compared to The Three Months Ended September 30, 2008.

Net Income

Segment net income increased $72,215, or 233%, to $103,157 for Third Quarter 2009 from $30,942 for Third Quarter 2008. The increase in net income is primarily due to lower catastrophe losses and reinstatement premiums of $94,800 (after-tax), net of reinsurance. Also contributing to the increase in net income is $5,900 (after-tax) from a subrogation reimbursement received during Third Quarter 2009 from the 2007 California wildfire losses. These increases were partially offset by decreased creditor-placed homeowners insurance net earned premiums due to continuing declines in real estate owned (“REO”) property premiums, less premiums from loans lost due to servicer consolidations and higher reinsurance costs.

Total Revenues

Total revenues decreased $36,507 or 7%, to $520,351 for Third Quarter 2009 from $556,858 for Third Quarter 2008. The decrease in revenues is primarily due to decreased net earned premiums of $34,527, or 7%. The decrease in net earned premiums is attributable to lower creditor-placed homeowners insurance net earned premiums, which is the result of continuing declines in REO property premiums and loans lost due to servicer consolidations. Over the next two years we expect premium levels to continue to decline due to the reduction in the number of REO policies, lower placement rates and possible reductions in average insured values. We also expect servicer consolidations trends to continue, which will add some variability to quarterly segment results.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $147,556 or 29%, to $363,068 for Third Quarter 2009 from $510,624 for Third Quarter 2008. This decrease was primarily due to a decrease in policyholder benefits of $146,029, of which, $133,000, net of reinsurance, related to catastrophe losses from Hurricanes Ike and Gustav in Third Quarter 2008. There were no reportable catastrophe losses in Third Quarter 2009 and the Company also received $9,000 during Third Quarter 2009 from a subrogation reimbursement from 2007 California wildfire losses. Selling, underwriting and general expenses were relatively flat for Third Quarter 2009 when compared to Third Quarter 2008. Third Quarter 2009 combined ratio was 73.5% compared to 97.1% for Third Quarter 2008. Excluding catastrophe losses, Third Quarter 2008 combined ratio was 71.9%.

For The Nine Months Ended September 30, 2009 Compared to The Nine Months Ended September 30, 2008.

Net Income

Segment net income increased $12,325, or 4%, to $299,053 for Nine Months 2009 from $286,728 for Nine Months 2008. The increase in net income is primarily due to lower catastrophe losses of $86,200 (after-tax) partially offset by the decline in creditor-placed homeowners insurance net earned premiums. There were no reportable catastrophe losses in the Nine Months 2009. Also contributing to the increase in net income is $5,900 (after-tax) from a subrogation reimbursement received during Third Quarter 2009 from the 2007 California wildfire losses. The decrease in creditor-placed homeowners’ insurance net earned premium is due to declines in REO property premiums, loans lost due to servicer consolidations and $12,533 (after-tax) in increased catastrophe reinsurance costs.

Total Revenues

Total revenues decreased $82,459, or 5%, to $1,576,701 for Nine Months 2009 from $1,659,160 for Nine Months 2008. The decrease in revenues is primarily due to decreased net earned premiums of $78,240, or 5%. The decrease is primarily attributable to lower creditor-placed homeowners insurance net earned premiums due to decreased premiums from REO property premiums, loans lost due to servicer consolidations and a $19,282 increase in catastrophe reinsurance costs.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $100,043 or 8%, to $1,122,368 for Nine Months 2009 from $1,222,411 for Nine Months 2008. The decrease was due to lower policyholder benefits of $116,668 partially offset by higher selling, underwriting, and general expenses of $16,625. The decrease in policyholder benefits is due to a decrease in reportable catastrophe losses of $133,000, net of reinsurance, related to Hurricanes Ike and Gustav in Third Quarter 2008. There were no reportable catastrophe losses in Nine Months 2009. Commissions, taxes, licenses and fees decreased $19,756, primarily due to the decline in net earned premiums. General expenses increased $36,381 primarily due to additional services provided to our clients, such as loss drafts, along with investment in technology and infrastructure initiatives. In addition, Nine Months 2009 includes $3,800 in severance costs for a reduction in force, including the closure of our California operations center. Nine Months 2009 combined ratio was 75.2% compared with 78.0% for Nine Months 2008. Excluding catastrophe losses, Nine Months 2008 combined ratio was 69.5%

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$470,385	$486,700	$1,411,626	$1,470,485
Net investment income	11,770	13,769	36,320	44,719
Fees and other income	10,140	10,100	29,901	29,143

Total revenues	492,295	510,569	1,477,847	1,544,347

Benefits, losses and expenses:
Policyholder benefits	353,412	311,790	1,033,016	943,859
Selling, underwriting and general expenses	147,475	152,345	446,872	453,330

Total benefits, losses and expenses	500,887	464,135	1,479,888	1,397,189

Segment (loss) income before provision for income taxes	(8,592)	46,434	(2,041)	147,158
(Benefit) provision for income taxes	(3,745)	16,230	(1,536)	51,970

Segment net (loss) income	$(4,847)	$30,204	$(505)	$95,188

Net earned premiums and other considerations:
Individual markets:
Individual medical	$317,820	$319,188	$950,983	$957,039
Short-term medical	27,278	27,335	79,930	75,457

Subtotal	345,098	346,523	1,030,913	1,032,496
Small employer group	125,287	140,177	380,713	437,989

Total	$470,385	$486,700	$1,411,626	$1,470,485

Membership by product line:
Individual markets:
Individual medical			568	585
Short-term medical			91	101

Subtotal			659	686
Small employer group:			122	136

Total			781	822

Ratios:
Loss ratio (1)	75.1%	64.1%	73.2%	64.2%
Expense ratio (2)	30.7%	30.7%	31.0%	30.2%
Combined ratio (3)	104.2%	93.4%	102.7%	93.2%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended September 30, 2009 Compared to The Three Months Ended September 30, 2008.

Net (Loss) Income

Segment results decreased $35,051, or 116%, to a net loss of $(4,847) for Third Quarter 2009 from net income of $30,204 for Third Quarter 2008. The decrease is primarily attributable to continued adverse claims experience caused by higher medical benefits utilization mainly in our individual medical business, and a charge of $8,125 (after-tax) relating to an unfavorable ruling reached during September 2009 by the South Carolina Supreme Court in a claim-related lawsuit during Third Quarter 2009.

Total Revenues

Total revenues decreased $18,274, or 4%, to $492,295 for Third Quarter 2009 from $510,569 for Third Quarter 2008. Net earned premiums and other considerations from our individual medical business decreased $1,368, or less than 1%, due to a continued high level of policy lapses, partially offset by premium rate increases. The individual medical market has become increasingly competitive as established players and new regional entrants are more aggressively targeting this segment of the health insurance market. Net earned premiums and other considerations from our small employer group business decreased $14,890, or 11%, due to a continued high level of policy lapses, partially offset by premium rate increases. The decline in the small employer group members is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $1,999 primarily due to lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $36,752, or 8%, to $500,887 for Third Quarter 2009 from $464,135 for Third Quarter 2008. Policyholder benefits increased $41,622, or 13%, and the benefit loss ratio increased to 75.1% from 64.1%. As mentioned above, the increase in the loss ratio was primarily attributable to deteriorating claims experience on both individual medical and small employer group business and a $12,500 charge relating to an unfavorable ruling reached during September 2009 by the South Carolina Supreme Court in a claim-related lawsuit during Third Quarter 2009, coupled with a non-proportionate decline in small employer group net earned premiums. We estimate that the cost of administering H1N1 vaccines and related medical services will increase our claim expenses by $8,000 to $10,000 over the next six to eight months. Selling, underwriting and general expenses decreased $4,870, or 3%, primarily due to less contracted services and lower amortization of deferred amortization costs.

For the Nine Months Ended September 30, 2009 Compared to The Nine Months Ended September 30, 2008.

Net (Loss) Income

Segment results decreased $95,693, or 101%, to a net loss of $(505) for Nine Months 2009 from net income of $95,188 for Nine Months 2008. The decrease is primarily attributable to deteriorating claims experience caused by higher medical benefits utilization mainly in our individual medical business, unfavorable claim reserve development, a $8,125 (after-tax) charge relating to an unfavorable ruling reached during September 2009 by the South Carolina Supreme Court in a claim-related lawsuit during Third Quarter 2009, and the continuing decline in small employer group net earned premiums.

Total Revenues

Total revenues decreased $66,500, or 4%, to $1,477,847 for Nine Months 2009 from $1,544,347 for Nine Months 2008. Net earned premiums and other considerations from our individual medical business decreased $6,056, or less than 1%, while net earned premiums and other considerations from our small employer group business decreased $57,276, or 13%, both due to a high level of policy lapses and lower average premiums per member as consumers choose more affordable plans. The decline in small employer group business is due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $8,399 primarily due to lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $82,699, or 6%, to $1,479,888 for Nine Months 2009 from $1,397,189 for Nine Months 2008. Policyholder benefits increased $89,157, or 9%, and the benefit loss ratio increased to 73.2% from 64.2%. The increase in the loss ratio was due primarily to deteriorating claims experience, unfavorable claim reserve development on both individual medical and small employer group business, and a $12,500 charge relating to an unfavorable ruling reached during September 2009 by the South Carolina Supreme Court in a claim-related lawsuit during Third Quarter 2009, coupled with a non-proportionate decline in net earned premiums. Selling, underwriting and general expenses decreased $6,458, or 1%, primarily due to less contracted services and lower amortization of deferred acquisition costs, partially offset by increased advertising expense.

Assurant Employee Benefits

Overview

The tables below present information regarding the Assurant Employee Benefits segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net earned premiums and other considerations	$255,968	$277,093	$781,997	$830,778
Net investment income	33,039	35,278	100,662	112,566
Fees and other income	7,467	6,475	21,765	20,238

Total revenues	296,474	318,846	904,424	963,582

Benefits, losses and expenses:
Policyholder benefits	182,632	185,951	568,130	578,994
Selling, underwriting and general expenses	96,529	99,726	289,809	297,981

Total benefits, losses and expenses	279,161	285,677	857,939	876,975

Segment income before provision for income taxes	17,313	33,169	46,485	86,607
Provision for income taxes	5,863	11,712	15,885	30,188

Segment net income	$11,450	$21,457	$30,600	$56,419

Ratios:
Loss ratio (1)	71.3%	67.1%	72.7%	69.7%
Expense ratio (2)	36.6%	35.2%	36.1%	35.0%
Net earned premiums and other considerations:
By major product grouping::
Group dental	$105,507	$109,982	$316,378	$325,031
Group disability single premiums for closed blocks (3)	—	—	—	5,500
All other group disability	103,460	115,749	321,659	345,376
Group life	47,001	51,362	143,960	154,871

Total	$255,968	$277,093	$781,997	$830,778

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

For The Three Months Ended September 30, 2009 Compared to The Three Months Ended September 30, 2008.

Net Income

Segment net income decreased $10,007, or 47%, to $11,450 for Third Quarter 2009 from $21,457 for Third Quarter 2008. Net income for Third Quarter 2009 is lower as a result of less favorable loss experience across all product lines coupled with decreased net earned premiums and lower net investment income.

Total Revenues

Total revenues decreased $22,372, or 7%, to $296,474 for Third Quarter 2009 from $318,846 for Third Quarter 2008. Third Quarter 2009 net earned premiums decreased $21,125, or 8%. Net earned premiums have decreased in all products due to increased lapses and increased U.S. unemployment resulting in fewer employees insured, along with lower sales due to a challenging sales environment caused by difficult U.S. economic conditions. Net investment income decreased $2,239, or 6%, driven by lower average invested assets and lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $6,516, or 2%, to $279,161 for Third Quarter 2009 from $285,677 for Third Quarter 2008. The loss ratio increased to 71.3% from 67.1%, primarily driven by less favorable experience across all products. Overall, disability experience has been less favorable compared to Third Quarter 2008 due to less favorable claims recovery rates. We have experienced favorable results in disability business through our Disability RMS distribution channel compared to Third Quarter 2008, driven by favorable experience on closed blocks of business. Group life and dental experience were less favorable when compared to the prior year. Dental experience has been impacted by higher benefits utilization in the current year. The expense ratio increased to 36.6% from 35.2% primarily driven by lower net earned premiums.

For The Nine Months Ended September 30, 2009 Compared to The Nine Months Ended September 30, 2008.

Net Income

Segment net income decreased $25,819, or 46%, to $30,600 for Nine Months 2009 from $56,419 for Nine Months 2008. The decrease in net income was driven by less favorable group life, dental and disability loss experience and lower net earned premiums. In addition, net investment income was lower by $7,738 (after-tax) due to decreased average invested assets and lower investment yields.

Total Revenues

Total revenues decreased $59,158, or 6%, to $904,424 for Nine Months 2009 from $963,582 for Nine Months 2008. Nine Months 2008 net earned premiums includes $5,500 of single premiums on closed blocks of business. Excluding single premiums on closed blocks of business, net earned premiums decreased $43,281 or 5%, driven by decreases in all products reflecting current economic pressures. The largest decrease was driven by a decline in assumed premium through our Disability RMS distribution channel as three clients made strategic decisions to discontinue their reinsurance relationship. Net investment income decreased $11,904, or 11%, due to a decrease in average invested assets and lower investment yields. In addition, Nine Months 2008 includes $1,210 in real estate joint venture partnership income while Nine Months 2009 includes a loss of $237 from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $19,036, or 2%, to $857,939 for Nine Months 2009 from $876,975 for Nine Months 2008. The loss ratio increased to 72.7% from 69.7%, primarily driven by less favorable experience across all products. Overall, disability claim recovery rates were less favorable for Nine Months 2009 compared to the prior year and incidence has remained steady though we have seen an increase in average claim size in the current year. However, in our assumed disability business through our Disability RMS distribution channel, we experienced favorable results compared to Nine Months 2008 driven by improved claim recovery rates. Group life and dental experience were less favorable when compared to the prior year period. Dental experience has been impacted by higher benefits utilization in the current year period.

Excluding the single premiums on closed blocks of business in the prior year, the expense ratio increased to 36.1% from 35.0% driven by lower net earned premiums. We have had decreased commissions due to lower net earned premium and we have continued to manage expenses, which has resulted in a $8,172 decrease for Nine Months 2009 when compared with Nine Months 2008.

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

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$3,884	$6,599	$12,265	$20,819
Net realized gains (losses) on investments	19,866	(299,205)	(41,965)	(376,922)
Amortization of deferred gain on disposal of business	6,802	7,379	20,354	22,085
Fees and other income	83	212	140,976	3,046

Total revenues (losses)	30,635	(285,015)	131,630	(330,972)

Benefits, losses and expenses:
Policyholder benefits	92	12	5,420	1,108
Selling, underwriting and general expenses	20,289	19,448	71,295	70,922
Interest expense	15,160	15,190	45,509	45,765

Total benefits, losses and expenses	35,541	34,650	122,224	117,795

Segment (loss) income before (benefit) provision for income taxes	(4,906)	(319,665)	9,406	(448,767)
(Benefit) provision for income taxes	(8,232)	(105,246)	9,770	(175,488)

Segment net income (loss)	$3,326	$(214,419)	$(364)	$(273,279)

For The Three Months Ended September 30, 2009 Compared to The Three Months Ended September 30, 2008.

Net Income (Loss)

Segment results improved $217,745, to net income of $3,326 for Third Quarter 2009 compared with a net loss of $(214,419) for Third Quarter 2008. Segment results increased mainly due to $207,396 (after-tax) improvement in net realized gains (losses) on investments and a $7,043 tax benefit from the change in our deferred tax asset valuation allowance. These improvements were partially offset by $1,454 (after-tax) of additional legal expenses incurred related to a favorable legal settlement during the three months ended June 30, 2009 with Willis Group Holdings Limited (“Willis Limited”), a subsidiary of Willis Limited related to the placement of personal accident insurance in the London Market and a decline in net investment income of $1,764 (after-tax).

Total Revenues

Total revenues increased $315,650, to $30,635 for Third Quarter 2009 compared with $(285,015) for Third Quarter 2008. The increase in revenues is due to $19,866 of net realized gains on investments in Third Quarter 2009 compared with net realized losses of $(299,205) during Third Quarter 2008. This improvement is partially offset by a $2,715 decline in net investment income.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $891, or 3%, to $35,541 for Third Quarter 2009 compared with $34,650 for Third Quarter 2008. The increase in expenses is primarily due to $2,237 of additional legal expenses related to the Willis Limited litigation settlement mentioned above.

For The Nine Months Ended September 30, 2009 Compared to The Nine Months Ended September 30, 2008.

Net Loss

Segment net loss was $(364) for Nine Months 2009 compared with $(273,279) for Nine Months 2008. Segment results improved mainly due to a $217,722 (after-tax) improvement in net realized gains (losses) on investments and the favorable legal settlement with Willis Limited mentioned above. The after-tax settlement, net of attorney fees and allowances for related recoverables, was $83,542. Corporate results also benefited from a $5,182 (after-tax) decline in costs related to the ongoing SEC investigation regarding certain loss mitigation products, which includes reimbursements of certain SEC investigation related expenses through our director and officer insurance coverage. These improvements were partially offset by previously disclosed executive compensation expenses of $4,550 (after-tax), a decline in net investment income of $5,559 (after-tax) and a tax benefit of $26,630 recorded in 2008 from the sale of an inactive life insurance subsidiary.

Total Revenues

Total revenues increased $462,602, to $131,630 for Nine Months 2009 compared with $(330,972) for Nine Months 2008. The increase in revenues is mainly due to a $334,957 improvement in net realized gains (losses) on investments and the favorable legal settlement of $139,000 with Willis Limited mentioned above. These increases were partially offset by a decline of $8,554 in net investment income.

Total Benefits, Losses and Expenses

Total expenses increased $4,429, or 4%, to $122,224 for Nine Months 2009 compared with $117,795 for Nine Months 2008. The increase in expenses is primarily due to severance and additional executive compensation expense of $7,000 incurred during the first and second quarters of 2009.

Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value and OTTI in AOCI of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$112,074	$7,262	$(22)	$119,314	$—
States, municipalities and political subdivisions	858,652	63,361	(1,647)	920,366	—
Foreign governments	573,817	28,029	(3,374)	598,472	—
Asset-backed	52,521	1,808	(926)	53,403	(204)
Commercial mortgage-backed	226,875	998	(10,906)	216,967	—
Residential mortgage-backed	654,404	32,028	(3,775)	682,657	(2,030)
Corporate	7,119,742	397,613	(143,925)	7,373,430	6,508

Total fixed maturity securities	$9,598,085	$531,099	$(164,575)	$9,964,609	$4,274

Equity securities:
Common stocks	$5,691	$288	$(1,278)	$4,701	$—
Non-redeemable preferred stocks	517,793	27,264	(46,894)	498,163	—

Total equity securities	$523,484	$27,552	$(48,172)	$502,864	$—

(1) –	Represents the amount of other-than-temporary impairment gains and (losses) in AOCI, which, from April 1, 2009, were not included in earnings under the new OTTI guidance for debt securities.

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Asset-backed	62,184	157	(2,435)	59,906
Commercial mortgage-backed	241,458	60	(43,415)	198,103
Residential mortgage-backed	677,633	29,670	(1,027)	706,276
Corporate	6,722,890	107,270	(700,143)	6,130,017

Total fixed maturity securities	$9,218,644	$184,454	$(771,411)	$8,631,687

Equity securities:
Common stocks	$5,384	$283	$(1,618)	$4,049
Non-redeemable preferred stocks	557,556	7,120	(134,273)	430,403

Total equity securities	$562,940	$7,403	$(135,891)	$434,452

The industry categories that comprise our “Corporate” fixed maturity securities captions above as of the dates indicated are:

	September 30, 2009		December 31, 2008
	Fair Value	Net Unrealized (Loss) Gain	Fair Value	Net Unrealized (Loss) Gain
Industry Category:
Consumer cyclical	$1,038,663	$38,985	$915,887	$(119,341)
Consumer non-cyclical	335,432	22,513	302,847	(12,697)
Energy	761,494	40,208	604,332	(65,668)
Financials	1,988,836	(15,738)	1,672,525	(196,670)
Health care	437,338	21,975	290,410	(15,606)
Industrials	969,209	34,824	851,921	(97,925)
Materials	271,778	2,229	220,934	(41,477)
Technology	153,271	7,840	120,626	(5,784)
Telecommunications	505,248	34,029	376,896	(11,976)
Utilities	908,895	68,510	767,630	(25,558)
Other corporate	367	9	374	11
Collaterized debt obligations	2,899	(1,696)	5,635	(182)

Total corporate securities	$7,373,430	$253,688	$6,130,017	$(592,873)

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2009		December 31, 2008
Aaa / Aa / A	$6,169,071	62.0%	$5,712,630	66.1%
Baa	2,992,839	30.0%	2,398,830	27.8%
Ba	602,039	6.0%	403,636	4.7%
B and lower	200,660	2.0%	116,591	1.4%

Total	$9,964,609	100.0%	$8,631,687	100.0%

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fixed maturity securities	$139,803	$146,440	$418,343	$442,148
Equity securities	9,683	12,439	29,069	37,464
Commercial mortgage loans on real estate	22,983	23,550	70,085	71,174
Policy loans	860	1,011	2,451	2,799
Short-term investments	2,445	3,772	6,703	12,901
Other investments	3,192	4,817	13,202	22,414
Cash and cash equivalents	802	6,698	6,962	21,728

Total investment income	179,768	198,727	546,815	610,628
Investment expenses	(6,844)	(6,413)	(20,480)	(19,329)

Net investment income	$172,924	$192,314	$526,335	$591,299

Net investment income decreased $19,390, or 10%, to $172,924 for Third Quarter 2009 from $192,314 for Third Quarter 2008. Net investment income decreased $64,964, or 11%, to $526,335 for Nine Months 2009 from $591,299 for Nine Months 2008. The decrease for both periods was primarily due to lower average invested assets and lower investment yields.

After a period of declining market values in the fixed maturity and equity security markets, the credit markets have shown continued improvement throughout 2009. This is primarily due to specific U.S. government intervention which resulted in a lower threat of systemic collapse, enhanced liquidity in the market, and improved economic prospects. As a result, many securities in the portfolio have shown improved market values throughout the year.

We recorded net realized gains (losses), including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$21,290	$(19,982)	$17,804	$(20,988)
Equity securities	836	(43,190)	(21,059)	(47,546)
Commercial mortgage loans on real estate	—	—	(5,306)	952
Other investments	382	(428)	(1,009)	(2,753)
Collateral held under securities lending	—	(6,457)	—	(6,457)

Total net realized gains (losses) related to sales and other	22,508	(70,057)	(9,570)	(76,792)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(2,631)	(108,106)	(17,884)	(166,676)
Equity securities	(11)	(116,901)	(14,511)	(129,313)
Other investments	—	(4,141)	—	(4,141)

Total net realized losses related to other-than-temporary impairments	(2,642)	(229,148)	(32,395)	(300,130)

Total net realized gains (losses)	$19,866	$(299,205)	$(41,965)	$(376,922)

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Balance, June 30, 2009	$106,234
Additions for credit loss impairments recognized in the current period on securities not previously impaired	227
Additions for credit loss impairments recognized in the current period on securities previously impaired	2,404
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(106)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,906)

Balance, September 30, 2009	$106,853

Beginning balance at April 1, 2009 related to credit losses remaining in retained earnings related to adoption of the new OTTI guidance for debt securities	$119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,464
Additions for credit loss impairments recognized in the current period on securities previously impaired	4,641
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(106)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18,168)

Balance, September 30, 2009	$106,853

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

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate debt and residential and commercial mortgage-backed or asset-backed securities. For corporate debt securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and asset-backed securities, cash flow estimates include prepayment assumptions, which are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior to impairment at the balance sheet date. The discounted cash flows become the new amortized cost basis of the fixed maturity security.

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

As of September 30, 2009, the Company owned $263,939 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $225,683 of municipal securities, whose credit rating was AA- both with and without the guarantee. Due to the credit rating downgrades of the financial guarantee insurance companies in 2008, which have continued to remain, their financial guarantee is providing minimal or no value in the current market environment.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At September 30, 2009 approximately 1.8% of the asset and mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.9% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 33% are rated as investment grade. All asset-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

As required by the fair value measurements and disclosures guidance, which is now within ASC Topic 820, Fair Value Measurements and Disclosures, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of the following three levels:

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

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of September 30, 2009 and December 31, 2008.

	September 30, 2009
Financial Assets	Total		Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$119,314		$—		$119,314		$—
State, municipalities and political subdivisions	920,366		—		920,366		—
Foreign governments	598,472		2,999		592,470		3,003
Asset-backed	53,403		—		53,394		9
Commercial mortgage-backed	216,967		—		187,036		29,931
Residential mortgage-backed	682,657		—		682,657		—
Corporate	7,373,430		—		7,265,715		107,715
Equity securities:
Common stocks	4,701		3,496	a	1,205		—
Non-redeemable preferred stocks	498,163		—		491,806		6,357
Short-term investments	445,684		351,219		94,465		—
Collateral held under securities lending	136,467	d	48,475		87,992		—
Other investments	252,060	e	55,411	b	192,971	c	3,678	c
Cash equivalents	858,732	d	843,259		15,473		—
Other assets	9,448	e	—		—		9,448
Assets held in separate accounts	1,865,861	d	1,653,691	a	212,170		—

Total financial assets	$14,035,725		$2,958,550		$10,917,034		$160,141

Financial Liabilities
Other liabilities	$55,411	e	$55,411	b	$—		$—

	December 31, 2008
Financial Assets	Total		Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$150,487		$—		$150,487		$—
State, municipalities and political subdivisions	873,580		—		873,580		—
Foreign governments	513,318		2,398		491,522		19,398
Asset-backed	59,906		—		59,895		11
Commercial mortgage-backed	198,103		—		159,194		38,909
Residential mortgage-backed	706,276		—		706,276		—
Corporate	6,130,017		—		6,023,335		106,682
Equity securities:
Common stocks	4,049		3,165	a	884		—
Non-redeemable preferred stocks	430,403		—		417,822		12,581
Short-term investments	703,402		611,460		91,942		—
Collateral held under securities lending	159,028	d	54,192		104,836		—
Other investments	239,605	e	56,296	b	176,285	c	7,024	c
Cash equivalents	674,390	d	674,390		—		—
Other assets	7,080	e	—		—		7,080
Assets held in separate accounts	1,701,996	d	1,523,024	a	178,972		—

Total financial assets	$12,551,640		$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	e	$56,296	b	$—		$—

[a]	Mainly includes mutual fund investments.
[b]	Comprised of Assurant Investment Plan, American Security Insurance Company Investment Plan and Assurant Deferred Compensation Plan investments and related liability which are invested in mutual funds.
[c]	Consists of invested assets associated with a modified coinsurance arrangement.
[d]

The amounts presented differ from the amounts presented in the consolidated balance sheets because certain cash equivalent investments are not measured at estimated fair value (e.g., certificates of deposit, etc.).

[e]

The amounts presented differ from the amounts presented in the consolidated balance sheets because only certain assets or liabilities within these line items are measured at estimated fair value (e.g., debt and equity securities and derivatives, etc.).

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance, defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable, the remaining un-priced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities.

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

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale under the debt and equity securities guidance, which is now within ASC Topic 320, Investments –Debt and Equity Securities. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of September 30, 2009 and December 31, 2008, our collateral held under securities lending, the use of which is unrestricted, was $186,467 and $234,027, respectively, while our liability to the borrower for collateral received was $197,288 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. The unrealized losses have been in a continuous loss position for twelve months or longer as of September 30, 2009 and December 31, 2008. The Company has actively reduced the size of the securities lending program to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing. Since the Company reinvests the cash collateral generally in investments that are designated as available-for-sale, the reinvestment is presented as cash flows from investing activities.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2009, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $437,017. This amount decreased by $45,126 from what was reported in our 2008 Annual Report on Form 10-K primarily due to realized capital losses during Nine Months 2009.

Rating organizations review the financial strength of insurers, including our insurance subsidiaries. On July 30, 2009, Standard & Poor’s Inc., a division of McGraw-Hill Companies, Inc. (“S&P”), lowered its counterparty credit ratings and financial strength ratings on two of our domestic operating insurance subsidiaries to ‘A-’ from ‘A’. As a result, all seven of our domestic operating insurance subsidiaries that are rated by S&P are rated A-. For additional details on the current ratings of our insurance subsidiaries, refer to our website, www.assurant.com, under the “Investor Relations” tab, which is not incorporated by reference herein.

Liquidity

Dividends or returns of capital paid by our subsidiaries were $336,799 and $453,303 for the Nine Months 2009 and the year ended December 31, 2008, respectively. We may use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate investment income.

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from our revolving credit facility. In addition, on November 6, 2008, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

We paid dividends of $0.15 per common share on September 15, 2009 and June 9, 2009 and $0.14 per common share on March 9, 2009. Any determination to pay future dividends will be at the discretion of our Board of Directors and will depend upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was $200,855 under-funded as of December 31, 2008 and has remained at relatively the same under-funded amount as of September 30, 2009. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2009, we contributed $30,000 in cash to the Plan. We expect to contribute an additional $10,000 in cash to the Plan over the remainder of 2009.

The Benefit Plans Investment Committee of the Company oversees the investment of the Plan assets and periodically conducts a review of the investment strategies and policies of the Plan. This includes a review of the strategic asset allocation, including the relationship of the Plan liabilities and portfolio structure. The current target asset allocation and their respective ranges are:

	Low	Target	High
Debt securities	45%	50%	55%
Equity securities (1)	45%	50%	55%

(1)	Target asset allocations for equity securities include allocations for alternative investments. We expect to invest certain Plan assets in alternative investments, examples of which may include funds of hedge funds, private real estate and private equity, during 2009.

Effective January 1, 2009, we decided to modify our expected long-term return on plan assets assumption to 7.50% from 8.25%. We believe that this revised assumption better reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. This change in assumption will increase full year 2009 plan expenses by approximately $9,200.

Commercial Paper Program

We have a $500,000 commercial paper program, which is available for working capital and other general corporate purposes. This program is backed up by a $500,000 senior revolving credit facility, which expires in April 2010. We did not use the commercial paper program or the revolving credit facility during Nine Months 2009. The $500,000 senior revolving credit facility contains a $30,000 commitment from Lehman Brothers Bank, FSB (“Lehman”). Based on the financial condition of Lehman, we are not relying on Lehman’s commitment.

The revolving credit facility contains restrictive covenants. The terms of the revolving credit facility also require that we maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2009, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2008 Annual Report on Form 10-K.

Senior Notes

On February 18, 2004, we issued two series of senior notes with an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is payable in a single installment due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 (collectively, the “Senior Notes”). The Senior Notes were rated bbb by A.M. Best Company, Baa1 by Moody’s Investor Services and BBB+ by Standard & Poor’s Inc., as of September 30, 2009.

Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2009 and 2008, respectively, and $45,141 for the nine months ended September 30, 2009 and 2008, respectively. There was $7,523 of accrued interest at September 30, 2009 and 2008, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in):
Operating activities (1)	$220,919	$807,687
Investment activities	122,087	(262,817)
Financing activities	(147,839)	(296,155)

Net change in cash	$195,167	$248,715

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $220,919 and $807,687 for Nine Months 2009 and Nine Months 2008, respectively. The decreased operating activity cash flow was primarily due to reduced gross written premium and greater claim payments made in 2009, primarily the result of deteriorating economic conditions and hurricanes Ike and Gustav which occurred in Third Quarter 2008 but payments were primarily made in 2009.

Net cash provided by (used in) investing activities was $122,087 and $(262,817) for Nine Months 2009 and Nine Months 2008, respectively. The change in investing activities is primarily due to less short-term investments, commercial mortgage loans and lowered purchases of fixed maturity and equity securities, partially offset by a decrease in sales of fixed maturity and equity securities.

Net cash used in financing activities was $(147,839) and $(296,155) for Nine Months 2009 and Nine Months 2008, respectively. The change in net cash used in financing activities was primarily due to the change in obligation under securities lending, fewer acquisitions of common stock and a decrease in the redemption of mandatorily redeemable preferred stock.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2009	2008
Security:
Interest paid on mandatorily redeemable preferred stock and debt	$60,481	$60,742
Common stock dividends	51,961	47,203

Total	$112,442	$107,945

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $29,764 and $29,617 of letters of credit outstanding as of September 30, 2009 and December 31, 2008, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2008 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ending September 30, 2009, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in the period covered by this report. Please see “Item 1—Legal Proceedings” in the Form 10-Q for the period ending March 31, 2009, for a description of the most recent material developments in the Company’s legal proceedings.

Item 1A.	Risk Factors.

Our 2008 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ended September 30, 2009.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
July 1, 2009 – July 31, 2009	—	$—	—	$201,992
August 1, 2009 – August 31, 2009	863,050	28.45	863,050	177,436
September 1, 2009 – September 30, 2009	259,000	28.54	259,000	170,044

Total	1,122,050	$28.47	1,122,050	$170,044

(1) -	Shares purchased pursuant to the November 10, 2006 publicly announced share repurchase authorization of up to $600,000.

Item 6.	Exhibits.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of September 30, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 4, 2009	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: November 4, 2009	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer