Form 10-K
period 2009-12-31
ASSURANT INC
filed 2010-02-25
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,826 million at June 30, 2009 based on the closing sale price of $24.09 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 16, 2010 was 116,485,888.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2010 (2010 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders, number of employees, beneficial owners and number of loans.

i

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (ii) failure to maintain significant client relationships, distribution sources and contractual arrangements; (iii) failure to attract and retain sales representatives; (iv) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (v) negative impact on our business and negative publicity due to unfavorable outcomes in litigation and/or regulatory investigations; (vi) current or new laws and regulations, including proposed legislation relating to health care reform, that could increase our costs and/or decrease our revenues; (vii) inadequacy of reserves established for future claims losses; (viii) failure to predict or manage benefits, claims and other costs; (ix) losses due to natural and man-made catastrophes; (x) increases or decreases in tax valuation allowances; (xi) fluctuations in exchange rates and other risks related to our international operations; (xii) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xiii) diminished value of invested assets in our investment portfolio (due to, among other things, the recent volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments, and inability to assume an appropriate overall risk level); (xiv) inability of reinsurers to meet their obligations; (xv) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xvi) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xvii) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (xviii) failure to effectively maintain and modernize our information systems; (xix) failure to protect client information and privacy; (xx) failure to find and integrate suitable acquisitions and new insurance ventures; (xxi) inability of our subsidiaries to pay sufficient dividends; (xxii) failure to provide for succession of senior management and key executives; and (xxiii) significant competitive pressures in our businesses and cyclicality of the insurance industry. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Critical Factors Affecting Results” in Item 7 and “Risk Factors” in Item 1A of this Form 10-K.

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

Business Overview

Assurant is a provider of specialized insurance products and related services in North America and select worldwide markets. Our four operating segments—Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits—have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the United States of America (“U.S.”) and selected international markets. These segments provide debt protection administration; credit insurance; warranties and service contracts; pre-funded funeral insurance; creditor–placed homeowners insurance; manufactured housing homeowners insurance; individual health and small employer group health insurance; group dental insurance; group disability insurance; and group life insurance.

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

Building and maintaining a portfolio of diverse, specialty insurance businesses—We currently are made up of four operating segments, Assurant Solutions, Assurant Specialty Property, Assurant Health and Assurant Employee Benefits, each focused on serving specific sectors of the insurance market. We believe that the uncorrelated nature of the risks in our businesses allows us to maintain a greater level of financial stability since our businesses will generally not be affected in the same way by the same economic and operating trends.

Leveraging a set of core capabilities for competitive advantage—We pursue a strategy of building leading positions in specialized market segments for insurance products and related services in North America as well as selected international markets. These markets are generally complex, have a relatively limited number of competitors and, we believe, offer long-term growth opportunities. In these markets, we apply our core capabilities to create a competitive advantage—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise which are evident within each of our businesses. We seek to generate returns that are in the top quartile of the insurance industry by building on specialized market knowledge, well-established distribution relationships and economies of scale. As a result of our strategy, we are a leader in many of our chosen markets and products.

Managing targeted growth initiatives—Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our businesses. Our acquisition process is designed to ensure that any new business will support our business model. We establish performance goals in our short-term incentive compensation plan for senior management based on growth in targeted areas.

Identifying and adapting to evolving market needs—Assurant’s businesses adapt to changing market conditions by tailoring product and service offerings to specific client and customer needs. By understanding the dynamics of our core markets, we seek to design innovative products and services that will enable us to sustain long-term profitable growth and market leading positions.

Competition

Assurant’s businesses focus on niche segments within broader insurance markets. While we face competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines and the business lines in which we operate are generally characterized by a limited number of competitors. Competition in our operating segments is based on a number of factors, including quality of service, product features, price, scope of distribution, financial strength ratings and name recognition. The relative importance of these factors varies by product and market. We compete for customers and distributors with insurance companies and other financial services companies in our various businesses.

The Assurant Solutions and Assurant Specialty Property segments competitors include insurance companies, financial institutions, and, in the case of preneed life insurance, regional insurers. Assurant Health’s main competitors are other health insurance companies, Health Maintenance Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in states where we write business. Assurant Employee Benefits competitors include other benefit and life insurance companies, dental managed care entities and not-for-profit dental plans.

Segments

For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 23 to the Consolidated Financial Statements included elsewhere in this report.

Assurant Solutions

	For the Years Ended
	December 31, 2009	December 31, 2008
Gross written premiums for selected product groupings (1):
Domestic credit insurance	$526,532	$604,101
International credit insurance	843,225	827,457
Domestic extended service contracts and warranties (2)	1,012,670	1,530,284
International extended service contracts and warranties (2)	462,964	477,652
Preneed life insurance (face sales)	512,366	445,313
Net earned premiums and other considerations (3)	$2,671,041	$2,813,407
Segment net income	$120,052	$112,183
Equity (4)	$1,653,817	$1,540,066

(1)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of its premiums to third parties and to insurance subsidiaries of its clients.
(2)	Extended service contracts include warranty contracts for products such as personal computers, consumer electronics and appliances.
(3)

Effective January 1, 2009, new preneed life insurance policies in which death benefit adjustments are determined at the discretion of the Company are accounted for as universal life contracts. For contracts sold prior to January 1, 2009, these preneed life insurance policies were accounted for and will continue to be accounted for under the limited pay insurance guidance. In accordance with the universal life insurance guidance, income earned on new preneed life insurance policies is presented within policy fee income net of policyholder benefits. Under the limited pay insurance guidance, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being shown separately. The change from reporting certain preneed life insurance policies in accordance with the universal life insurance guidance versus the limited pay insurance guidance is not material to the statement of operations or balance sheet.

(4)	Equity excludes accumulated other comprehensive income (loss).

Products and Services

Assurant Solutions targets growth in three key product areas: domestic and international extended service contracts (“ESC”) and warranties; preneed life insurance; and international credit insurance. In addition, we offer debt protection/debt deferment services through financial institutions.

ESC and Warranties: Through partnerships with leading retailers and original equipment manufacturers, we underwrite and provide administrative services for extended service contracts and warranties. These contracts provide consumers with coverage on appliances, consumer electronics, personal computers, cellular phones, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of damages due to mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to seamlessly provide service to our clients that addresses all aspects of the warranty or extended service contract, including program design and marketing strategy. We provide technologically advanced administration, claims handling and customer service. We believe that we maintain a differentiated position in the marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

Preneed Life Insurance: Preneed life insurance allows individuals to prepay for a funeral in a single payment or in multiple payments over a fixed number of years. The insurance policy proceeds are used to address funeral costs at death. These products are only sold in the U.S. and Canada and are generally structured as whole life insurance policies in the U.S. and annuity products in Canada.

Effective January 1, 2009, new preneed life insurance policies in which death benefit adjustments are determined at the discretion of the Company are accounted for as universal life contracts under the universal life insurance guidance provided by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, Financial Services—Insurance. Preneed policies sold prior to January 1, 2009, were accounted for and will continue to be accounted for under the limited pay insurance guidance contained within ASC Topic 944. The difference in reporting these policies in accordance with the universal life insurance guidance versus the limited pay insurance guidance is not material to the statement of operations or balance sheet.

Under the universal life insurance guidance, income earned on new preneed life insurance policies is presented within policy fee income net of policyholder benefits. Under the limited pay insurance guidance, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being shown separately. As previously noted, the effects on net income for the twelve months ended December 31, 2009 were not material.

Credit Insurance: Our credit insurance products offer protection from life events and uncertainties that arise in purchasing and borrowing transactions. Credit insurance programs generally offer consumers the option to protect a credit card balance or installment loan in the event of death, involuntary unemployment or disability, and are generally available to all consumers without the underwriting restrictions that apply to term life insurance. For more information see “Risk Factors—Risks Related to Our Industry.”

Regulatory changes in the U.S. have caused a shift to debt deferment products by financial institutions. The largest credit card issuing institutions and lenders have migrated from credit insurance towards debt protection programs. Consequently, we have seen a reduction in domestic gross written premiums generated in the credit insurance market which we expect to continue.

Debt Protection/Debt Deferment: Debt protection/debt deferment is coverage offered by lenders in conjunction with credit card accounts, installment loans and lines of credit. It waives or defers all or a portion of the monthly payments, monthly interest, or the actual debt for the account holder for a covered event such as death, disability, unemployment and family leave. It is similar to credit, life, disability and involuntary unemployment insurance but does not require an insurance company to underwrite the program.

We earn fee income by providing administrative services such as debt deferment and protection service programs for our clients.

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term relationships with leading distributors of its products and services. We partner with seven of the top ten largest credit card companies to market our credit insurance and their debt protection programs, four of the ten largest consumer electronics and appliance retailers (based on combined product sales) and original equipment manufacturers to market our ESC and warranty products.

Several of our distribution agreements are exclusive. Typically these agreements have terms of one to five years and allow us to integrate our administrative systems with those of our clients.

In addition to the domestic market, we operate in Canada, the United Kingdom (“U.K.”), Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Mexico and China. In these markets, we primarily sell ESC and credit insurance products through agreements with financial institutions, retailers and wireless service providers. Although there has been contraction in the domestic credit insurance market, several international markets are experiencing growth in the credit insurance business. Expertise gained in the domestic credit insurance market has enabled us to extend our administrative infrastructure internationally. Systems, training, computer hardware and our overall market development approach are customized to fit the particular needs of each targeted international market.

During 2009, Assurant Solutions transferred new contracts sold in Denmark to a new underwriter (IF Group) and entered into a reinsurance agreement with that underwriter effective April 1, 2009 for the legacy business. This transfer was related to our decision in late 2008 to exit the Denmark market. Administration of all business previously written in Denmark is now provided by a third party administrator, and we are no longer writing business.

On January 9, 2009, we entered into a strategic relationship to market, administer and underwrite ESC products to Whirlpool Corporation (“Whirlpool”) appliance customers in the U.S. and Canada. Whirlpool is a leading manufacturer and marketer of major home appliances. The Company paid $25,000 in cash to acquire this business.

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

On October 1, 2008, the Company completed the acquisition of Signal Holdings LLC (“Signal”), a leading provider of wireless handset protection programs and repair services. The Company paid $257,400 in cash for the acquisition, transfer and conveyance of certain assets and assumed certain liabilities. Signal services extended service contracts for 4.2 million wireless subscribers.

Our preneed life insurance policies are marketed in the U.S. and Canada. We have an exclusive distribution partnership with Service Corporation International (“SCI”), the largest provider of deathcare products and services in North America. We also continue to develop our other growth area: independent business in Canada. We are the sole provider of preneed life insurance for SCI through September 30, 2013. In Canada, we market our preneed life insurance programs through independent and corporate funeral homes and selected third-party general agents. On July 1, 2007, we acquired 100% of the outstanding stock of Mayflower National Life Insurance Company (“Mayflower”) from SCI. We subsequently merged Mayflower, a leading provider of preneed insurance products and services, into one of our existing preneed life insurers, American Memorial Life Insurance Company, where we continue to write all new preneed life insurance business.

On July 12, 2007, we acquired 100% of the outstanding stock of Swansure Group (“Swansure”), a privately held company in the U.K. Swansure owns D&D Homecare Limited and Adminicle Limited. D&D Homecare Limited designs and distributes general insurance products, including mortgage payment protection and buildings and contents insurance. Adminicle Limited provides a range of insurance administration and outsourcing services. Assurant Solutions has decided to terminate the non-Assurant business performed by Adminicle and close the Adminicle facility in Cirencestor. This will be completed in 2010.

In addition, on October 1, 2007, we acquired 100% of the outstanding stock of Centrepoint Insurance Services Limited (“Centrepoint”), a privately held company in the U.K. Centrepoint is a leading insurance broker of building and contents and mortgage payment protection insurance.

Underwriting and Risk Management

We write a significant portion of our contracts on a retrospective commission basis. This allows us to adjust commissions based on claims experience. Under these commission arrangements, the compensation of our clients is based upon the actual losses incurred compared to premiums earned after a specified net allowance to us. We believe that these arrangements align our clients’ interests with ours and help us to better manage risk exposure.

Our extensive experience and risk management expertise in the credit, ESC, and warranty areas, along with our sophisticated claims handling capabilities allow us to address the complexities of pricing, marketing, training, risk retention and client service that are inherent in our products.

Profits from our preneed life insurance programs are generally earned from interest rate spreads—the difference between the death benefit growth rates on underlying policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we regularly adjust pricing to reflect changes in new money yield.

Assurant Specialty Property

	For the Years Ended
	December 31, 2009	December 31, 2008
Net earned premiums and other considerations by major product grouping:
Homeowners (creditor-placed and voluntary)	$1,369,031	$1,471,012
Manufactured housing (creditor-placed and voluntary)	219,960	225,209
Other (1)	358,538	352,017

Total	$1,947,529	$2,048,238

Segment net income	$405,997	$405,203
Loss ratio (2)	34.1%	38.3%
Expense ratio (3)	41.5%	39.0%
Combined ratio (4)	74.7%	76.4%
Equity (5)	$1,184,798	$1,276,603

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(5)	Equity excludes accumulated other comprehensive income (loss).

Products and Services

Assurant Specialty Property’s business strategy is to pursue long-term growth in creditor-placed homeowners insurance and expand its strategy into other emerging markets with similar characteristics, such as creditor-placed automobile and renters insurance. Assurant Specialty Property also writes other specialty products.

Creditor-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered through our creditor-placed programs. The creditor-placed program provides collateral protection to our mortgage lending and servicing clients in the event that a homeowner does not maintain insurance on a mortgaged dwelling. The majority of our mortgage lending and servicing clients outsource their insurance processing to us. As part of our creditor-placed homeowners program we provide to some of our clients on properties that have been foreclosed and are being managed by our clients. This type of insurance is called Real Estate Owned (“REO”) insurance. This market experienced significant increases in recent years as a result of the housing crisis, but is now moderating.

We use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to continuously monitor the clients’ mortgage portfolios and verify the existence of insurance on each mortgaged property. We earn fee income for these administration services. In the event that mortgagees do not maintain adequate insurance coverage, we will issue an insurance certificate on the property on behalf of the creditor under a master policy.

Creditor-placed and voluntary manufactured housing insurance: The next largest product line within Assurant Specialty Property is manufactured housing insurance, offered on a creditor-placed and voluntary basis. Creditor-placed insurance is issued after an insurance tracking process similar to that described above. The tracking is performed by Assurant Specialty Property utilizing a proprietary insurance tracking administration system, or by the lenders themselves. A number of manufactured housing retailers in the U.S. use our proprietary premium rating technology to assist them in selling property coverages at the point of sale.

Other insurance: We believe there are opportunities to apply our creditor-placed business model to other products and services. We have developed products in adjacent and emerging markets, such as the creditor-placed automobile and mandatory insurance rental markets. We also act as an administrator for the U.S. Government under the voluntary National Flood Insurance Program, for which we earn a fee for collecting premiums and processing claims. The business is 100% reinsured to the Federal Government and we do not assume any underwriting risk with respect to this program. Separately, we do underwrite a creditor-placed flood insurance program.

Marketing and Distribution

Assurant Specialty Property establishes long-term relationships with leading mortgage lenders and servicers. The majority of our creditor-placed agreements are exclusive. Typically these agreements have terms of three to five years and allow us to integrate our systems with our clients.

We offer our manufactured housing insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. The independent specialty agents distribute flood products and miscellaneous specialty property products. Renters insurance is distributed primarily through property management companies.

Underwriting and Risk Management

We maintain a disciplined approach to the management of our product lines. Our creditor-placed homeowners insurance program and certain of our manufactured home products are not underwritten on an individual policy basis. Contracts with our clients require us to automatically issue these policies when a borrower’s insurance coverage is not maintained. These products are priced to factor in the lack of individual policy underwriting.

We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints. Since several of our product lines (e.g., homeowners, manufactured home, and other property policies) are exposed to catastrophic risks, we purchase reinsurance coverage to protect the capital of Assurant Specialty Property and to mitigate earnings volatility. Our reinsurance program generally incorporates a provision to allow the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year.

Assurant Health

	For the Years Ended
	December 31, 2009	December 31, 2008
Net earned premiums and other considerations:
Individual markets:
Individual medical	$1,270,198	$1,276,743
Short-term medical and student health	104,238	101,435

Subtotal	1,374,436	1,378,178
Small employer group medical	505,192	573,777

Total	$1,879,628	$1,951,955

Segment net (loss) income	$(30,220)	$120,254
Loss ratio (1)	75.0%	64.5%
Expense ratio (2)	31.5%	30.4%
Combined ratio (3)	105.0%	93.6%
Equity (4)	$309,206	$337,475

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(4)	Equity excludes accumulated other comprehensive income (loss).

Product and Services

Assurant Health competes in the individual medical insurance market by offering medical insurance, short-term medical insurance and student medical plans to individuals and families. Our products are offered with different plan options to meet a broad range of customer needs and levels of affordability. Assurant Health also offers medical insurance to small employer groups.

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

Substantially all of the individual health insurance products we sell are Preferred Provider Organization (“PPO”) plans, which offer members the ability to select from a wide range of designated health care providers. Coverage is typically available with a variety of co-payment, deductible and coinsurance options, with the total benefit for covered services limited by certain policy maximums. These products are individually underwritten, taking into account the applicant’s medical history and other factors. The remaining products we sell are indemnity, or fee-for-service, plans which allow members to select any health care provider for covered services.

Short-term Medical and Student Health: Our short-term medical insurance product is designed for individuals who are between jobs or seeking interim coverage. Coverage is generally provided for periods of twelve months or less. Student health coverage plans are medical insurance plans sold to full-time college students who are not covered by their parents’ health insurance or are seeking a more comprehensive alternative to a college-sponsored plan.

Small Employer Group Medical: Our group medical insurance is primarily sold to small companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2009, our average group size was approximately five employees. Substantially all of the small employer health insurance products that we sell are PPO products. We also offer HSA and Health Reimbursement Account (“HRA”) options and a variety of ancillary products to meet the needs of small employers for life insurance, short-term disability insurance and dental insurance.

Marketing and Distribution

Our health insurance products are principally marketed through a network of independent agents. We also market through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. In addition, we market our products through NorthStar Marketing, a wholly-owned affiliate that seeks business directly from independent agents. Since 2000, we have had an exclusive national marketing agreement with a major mutual insurance company whose captive agents market our individual health products. This agreement will expire in September 2018 and allows either company to exit the agreement after September 2013. We also provide many of our products through a well-known association’s administrator through an agreement that automatically renewed for a two-year term in September 2008. We also have a long-term relationship with a national marketing organization with more than 50 offices. We also sell short-term medical insurance plans through the internet and market directly to consumers.

Underwriting and Risk Management

Premium rates for our health care plans are based upon our accumulated actuarial data and reflect a variety of factors including claims experience and member demographics. Prices of individual health insurance coverage also reflect our evaluation of the health conditions of applicants for coverage. Our pricing considers the expected frequency and severity of claims and the costs of providing insurance coverage, including the cost of administering policy benefits, sales and other administrative costs.

We utilize a broad range of cost containment and care management processes across our various product lines to manage risk and to lower costs. These include case management, disease management and pharmacy benefits management programs. We retain provider networks through a variety of relationships. These relationships generally include leased networks, such as Private Health Care Systems, Inc. (“PHCS”), which contract directly with individual health care providers. Pharmacy benefits management is provided by Medco Health Solutions (“Medco”). Through Medco’s advanced technology platforms, Assurant Health is able to access information about customer utilization patterns on a timely basis to improve its risk management capabilities. In addition, Medco allows us to purchase our pharmacy benefits at competitive prices. Our agreement with Medco expires June 30, 2010, but will be automatically extended for additional one-year terms unless 6 months prior notice of a party’s intent to terminate is given to the other party. Medco has not provided any notice of termination.

During 2009, Assurant Health experienced increased policyholder utilization of medical services which led to a deterioration in operating results. Additionally, pending healthcare reform in the U.S. Congress creates uncertainty for the future of this business. Please see “Management’s Discussion and Analysis—Assurant Health” and “Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” for further details.

Assurant Employee Benefits

	For the Years Ended
	December 31, 2009	December 31, 2008
Net Earned Premiums and Other Considerations:
Group dental	$425,288	$435,115
Group disability single premiums for closed blocks (1)	—	11,447
All other group disability	434,381	459,208
Group life	192,468	205,978

Total	$1,052,137	$1,111,748

Segment net income	$42,156	$70,557
Loss ratio (2)	72.0%	69.8%
Expense ratio (3)	36.4%	35.2%
Equity (4)	$537,041	$503,551

(1)	This represents single premiums on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a liability for assumed claim reserves. We then manage the claims using our claim management practices.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table)
(4)	Equity excludes accumulated other comprehensive income (loss).

Products and Services

We focus our business around the needs of businesses with fewer than 500 employees. We believe that our small group risk selection expertise, administrative systems, and strong relationships with brokers who work primarily with small businesses give us a competitive advantage versus other carriers.

We offer group disability, dental, life and voluntary products as well as individual dental products. The group products are offered with funding options ranging from fully employer-paid to fully employee-paid (“voluntary”). In addition, we reinsure disability and life products through our wholly owned subsidiary, Disability Reinsurance Management Services, Inc. (“DRMS”).

Group Dental: Dental benefit plans provide funding for necessary or elective dental care. Customers may select a traditional indemnity arrangement, a PPO arrangement, or a prepaid or managed care arrangement. Coverage is subject to deductibles, coinsurance and annual or lifetime maximums. In a prepaid plan, members must use participating dentists in order to receive benefits.

Success in the group dental business is heavily dependent on a strong provider network. Assurant Employee Benefits owns and operates Dental Health Alliance, L.L.C., a leading dental PPO network. We also have an agreement with Aetna, extending through 2012, that allows us to utilize Aetna’s Dental Access® network, thus increasing the attractiveness of our products in the marketplace.

Group Disability: Group disability insurance provides partial replacement of lost earnings for insured employees who become disabled, as defined by their plan provisions. Our products include both short- and long-term disability coverage options. We also reinsure disability policies written by other carriers through our subsidiary.

Group Life: Group term life insurance provided through the workplace provides benefits in the event of death. We also provide accidental death and dismemberment (“AD&D”) insurance. Insurance consists primarily of renewable term life insurance with the amount of coverage provided being either a flat amount, a multiple of the employee’s earnings, or a combination of the two. We also reinsure life policies written by other carriers through DRMS.

Marketing and Distribution

Our products and services are distributed through a group sales force located in 34 offices near major metropolitan areas. Our sales representatives distribute our products and services through independent brokers and employee-benefits advisors. Daily account management is provided through the local sales offices, further supported by regional sales support centers and a home office customer service department. Compensation to brokers in some cases includes an annual performance incentive, based on volume and retention of business.

DRMS, our wholly owned subsidiary, provides turnkey group disability and life insurance solutions to insurance carriers that want to supplement their core product offerings. Our services include product development, state insurance regulatory filings, underwriting, claims management, and other functions typically performed by an insurer’s back office. Assurant Employee Benefits reinsures the risks written by DRMS’ clients, with the clients generally retaining shares ranging from 10% to 60% of the risk.

Underwriting and Risk Management

The pricing of our products is based on the expected cost of benefits, calculated using assumptions for mortality, morbidity, interest, expenses and persistency, and other underwriting factors. Our block of business is diversified by industry and geographic location, which serves to limit some of the risks associated with changing economic conditions.

Disability claims management focuses on helping claimants return to work through a supportive network of services that may include physical therapy, vocational rehabilitation, and workplace accommodation. We employ or contract with a staff of doctors, nurses and vocational rehabilitation specialists, and use a broad range of additional outside medical and vocational experts to assist our claim specialists.

Ratings

Rating organizations periodically review the financial strength of insurers, including our insurance subsidiaries. Insurance companies are assigned financial strength ratings by independent rating agencies based upon factors relevant to policyholders. Ratings are an important factor in establishing the competitive position of insurance companies. Most of our active domestic operating insurance subsidiaries are rated by the A.M. Best Company (“A.M. Best”), which maintains a letter scale rating system ranging from “A++” (Superior) to “S” (Suspended). Six of our domestic operating insurance subsidiaries are also rated by Moody’s Investor Services (“Moody’s”). In addition, seven of our domestic operating insurance subsidiaries are rated by Standard & Poor’s Inc., a division of McGraw-Hill Companies, Inc. (“S&P”).

All of our domestic operating insurance subsidiaries rated by A.M. Best have financial strength ratings of A (“Excellent”), which is the second highest of ten ratings categories.

The Moody’s financial strength rating for six of our domestic operating insurance subsidiaries is A2 (“Good”), which is the third highest of nine ratings categories.

The S&P financial strength rating for five of our domestic operating insurance subsidiaries is A- (“Strong”), which is the third highest of nine ratings categories. Two of our domestic operating insurance subsidiaries are rated BBB+ (“Adequate”), which is the fourth highest of nine ratings categories.

As a result of their concerns related to pressures on our various businesses due to the economic climate, S&P has placed a negative outlook on our ratings. We do not expect this outlook to significantly affect our borrowing capacity; however, a significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital. We believe that because of recent economic developments that have negatively affected the entire insurance industry, we are more susceptible to ratings downgrades than in prior years. For further information on the risks of ratings downgrades, see “Item 1A—Risk Factors—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries.”

A.M. Best’s, Moody’s and S&P’s ratings represent an evaluation of an insurer’s financial strength, operating performance, strategic position and ability to meet ongoing obligations to its policyholders. These ratings are not applicable to our common stock or debt securities. They are subject to periodic review and may be revised upward, downward or revoked at the sole discretion of, A.M. Best, Moody’s and S&P.

Employees

We had approximately 15,000 employees as of February 16, 2010. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations.

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

Risks Related to Our Company

General economic, financial market and political conditions may materially adversely affect our results of operations and financial conditions. Particularly, difficult conditions in financial markets and the global economy may negatively affect the results of all of our business segments.

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. Concerns over the availability and cost of credit, the declining global mortgage and real estate market, the loss of consumer confidence, reduction in consumer spending, inflation, unemployment, energy costs and geopolitical issues, have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These conditions could affect all of our business segments. Specifically, during periods of economic downturn:

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

We are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including, but not limited to, foreign regulators, state insurance regulators, the SEC, the New York Stock Exchange (“NYSE”), the U.S. Department of Justice and state attorneys general. In light of current economic conditions, some of these authorities are considering or may in the future consider enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, either of which in turn could materially and adversely affect our results of operations, financial condition and liquidity.

Our income and profitability may decline if we are unable to maintain our relationships with significant clients, distributors and other parties important to the success of our business.

Our relationships and contractual arrangements with significant clients, distributors, original equipment manufacturers and other parties with whom we do business are important to the success of our segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive relationships with mortgage lenders and manufactured housing lenders and manufacturers. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well-known association through which we provide many of our individual health insurance products. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

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

Goodwill represented $926,398 and $1,001,899 of our $25,841,796 and $24,514,586 in total assets as of December 31, 2009 and 2008, respectively. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in the business climate; and/or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. Based on our 2009 annual goodwill impairment test, we determined that our Assurant Employee Benefits reporting unit experienced an impairment of $83,000. Based on the same test, it was determined that the goodwill assigned to our other three reporting units were not impaired. Should weak market conditions continue for an extend period or should the operating results of any of our reporting units decline substantially compared to the projected results or if other indicators of impairment exist, such as a continued significant decline in our share price and market capitalization, additional goodwill impairments, resulting in a non-cash charge to earnings, could occur.

Reform of the health care system is currently the subject of considerable debate in the U.S. Certain changes that have been proposed by various parties could have a material adverse effect on our health business. Should any of these proposals be enacted into law, they could result in a reduction of the value of our Assurant Health business unit and a corresponding goodwill impairment.

Current conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to meet liquidity needs.

The global capital and credit markets experienced extreme volatility and disruption during 2008 and through early 2009. In some cases, the markets exerted downward pressure on availability of liquidity and credit capacity for almost all issuers. Conditions in the capital and credit markets improved throughout 2009, but continue to be volatile.

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

Continuing disruptions, uncertainty or volatility in the capital and credit markets could have an adverse effect on our core business, our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs. Potentially, we may be forced to delay raising or be unable to raise capital, or we could be forced to bear an unattractive cost of capital, thus decreasing our profitability and reducing our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by disruptions in the capital markets.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability. Given the recent global economic slowdown, our investment portfolio may continue to suffer reduced returns or losses that could materially reduce our profitability.

Investment returns are an important part of our overall profitability and significant fluctuations in the fixed maturity market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities prior to maturity, causing us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

The U.S. mortgage market has experienced unprecedented disruptions resulting from credit quality deterioration in a significant portion of loans originated. This has led to reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. This continuing decline has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets, especially alternative documentation loans (typically offered to qualified borrowers who have relatively high credit scores but are not required to provide full documentation to support personal income and assets owned). These conditions may continue or worsen in the future. Although at December 31, 2009, only a small portion of our mortgage-backed securities were secured by sub-prime mortgage collateral, continued market disruption could ultimately impact our fixed maturity and commercial mortgage loan portfolio and may have a material adverse effect on the value of our investment portfolio, our results of operations, financial position and cash flows.

The performance of our investment portfolio is subject to continuing fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can materially adversely affect the performance of some of our investments. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 79% and 77% of the fair value of our total investments as of December 31, 2009 and 2008, respectively. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for additional information on the effect of fluctuations in interest rates.

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

Our asset/liability management strategies may fail to eliminate or reduce the adverse effects of interest rate volatility, and significant fluctuations in the level of interest rates may therefore have a material adverse effect on our results of operations and financial condition.

Our preneed insurance policies are generally whole life insurance policies with increasing death benefits. In extended periods of declining interest rates or rising inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment income that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Inflation Risk” for additional information.

Assurant Employee Benefits calculates reserves for long-term disability and life waiver of premium claims using net present value calculations based on interest rates at the time claims are funded and expectations regarding future interest rates. Waiver of premium refers to a provision in a life insurance policy pursuant to which an insured with a disability that lasts for a specified period no longer has to pay premiums for the duration of the disability or for a stated period, during which time the life insurance coverage continues. If interest rates decline, reserves for open and/or new claims in Assurant Employee Benefits would need to be calculated using lower discount rates, thereby increasing the net present value of those claims and the required reserves. Depending on the magnitude of the decline, this could have a material adverse effect on our results of operations and financial condition. In addition, investment income may be lower than that assumed in setting premium rates.

Our investment portfolio is subject to various risks that may result in realized investment losses.

We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, preferred stocks, leveraged loans, municipal bonds, and commercial mortgages. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in the continued recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors that may result in the continued recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2009, fixed maturity securities represented 76% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments comprise approximately 7% of the fair value of our total investments as of December 31, 2009 and generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 4% of the fair value of our total investments as of December 31, 2009). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of capital than our fixed maturity investments. Recent volatility in the equity markets led, and may continue to lead, to a decline in the market value of our investments in equity securities.

For the fiscal year ended on December 31, 2009, the Company recognized net realized losses on fixed maturity and equity securities totaling $26,697 after tax and reported gross unrealized losses on fixed maturity and equity securities of $176,659. Net realized losses generally emanate from two sources: losses related to sales and losses related to other-than-temporary impairments. If the recent economic downturn continues to negatively affect companies, industry sectors or countries, the Company may have additional realized and unrealized investment losses and further increases in other-than-temporary impairments. We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and any impairments are charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value of a security has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Changes in facts, circumstances, or critical assumptions could cause management to conclude that further impairments have occurred. This could lead to additional losses on investments. For further details on net investment losses and other-than-temporary-impairments, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”

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

Our commercial mortgage loans on real estate investments (which represented approximately 11% of the fair value of our total investments as of December 31, 2009) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and/or in a timely manner.

The risk parameters of our investment portfolio may not assume an appropriate level of risk, thereby reducing our profitability and diminishing our ability to compete and grow.

In pricing our products and services, we incorporate assumptions regarding returns on our investments. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each of our operating segments. If we do not assume sufficient risk levels in our investment portfolio, the return on our investments may be insufficient to meet our pricing assumptions and profit targets over the long term. If, in response, we choose to increase our product prices, our ability to compete and grow may be diminished.

Environmental liability exposure may result from our commercial mortgage loan portfolio and real estate investments.

Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may harm our financial strength and reduce our profitability. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, under certain circumstances, we may be liable for the costs of addressing releases or threatened releases of hazardous substances at properties securing mortgage loans held by us. We also may face this liability after foreclosing on a property securing a mortgage loan held by us.

Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves that may materially reduce our earnings, profitability and capital.

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Reserves, whether calculated under accounting principles generally accepted in the U.S. (“GAAP”), Statutory Accounting Principles (“SAP”) or accounting principles required in foreign jurisdictions, do not represent an exact calculation of exposure. Instead, they represent our best estimates, generally involving actuarial projections, of the ultimate settlement and administration costs for a claim or group of claims, based on our assessment of facts and circumstances known at the time of calculation. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by external factors such as changes in the economic cycle, unemployment, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues, new methods of treatment or accommodation, inflation, judicial trends, legislative changes, as well as changes in claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. For example, during 2009, Assurant Health experienced substantial increases in utilization of medical services relative to the assumptions reflected in its December 31, 2008 reserves. As a result, earnings for the business in 2009 were negatively impacted. In general, future loss development could require reserves to be increased across all businesses, which could have a material adverse effect on our earnings in the periods in which such increases were made.

We may be unable to accurately predict benefits, claims and other costs or to manage such costs through our loss mitigation methods, which could have a material adverse effect on our results of operations and financial condition.

Our profitability could vary depending on our ability to predict and price for benefits, claims and other costs, including but not limited to, medical and dental costs and the frequency and severity of property claims. Profitability also depends on our ability to manage future benefit and other costs through product design, underwriting criteria, utilization review or claims management and negotiation of favorable provider contracts. Utilization review is a process designed to control and limit medical expenses, which includes, among other things, requiring certification for admission to a health care facility and cost-effective ways of handling patients with catastrophic illnesses. Claims management entails the use of a variety of means to mitigate the extent of benefit costs while attempting to improve the quality of medical care provided to insureds and to assist them with vocational services. Our ability to predict and manage costs and claims, results of operations and financial condition, may be adversely affected by changes in health and dental care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment, economic factors, the occurrence of catastrophes and increased construction and repair-related costs.

The judicial and regulatory environments, changes in the composition of the kinds of work available in the economy, market conditions and numerous other factors may also materially adversely affect our ability to manage claim costs. The aging of the population, other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. One or more of these factors, or other factors, could cause claims to substantially exceed our expectations, which could have a material adverse effect on our results of operations and financial condition.

Changing industry practices or changes in legal, judicial, social or environmental conditions may cause unexpected increases in claims and coverage. These issues could materially adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent, increasing the number or size of claims, or both. We may be limited in our ability to respond to such changes by insurance regulations, existing contract terms, contract filing requirements, market conditions or other factors.

Catastrophe losses, including man-made catastrophe losses, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Our insurance operations expose us to claims arising out of catastrophes, particularly in our homeowners, life and other personal lines of business. We have experienced, and expect in the future to experience, catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, severe winter weather, fires, epidemics and the long-term effects of climate change, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives, and the effects of inflation could increase the severity of claims from future catastrophes.

Catastrophe losses can vary widely and could significantly exceed our expectations. They may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or materially adversely affect our financial condition. Our ability to write new business also could be affected.

We depend on catastrophe property and life reinsurance to limit the size of property and life losses from a single event or multiple events, and life and disability reinsurance to limit our exposure on individual insured lives. As discussed further below, catastrophe reinsurance for our group insurance or property businesses could become unavailable or prohibitively expensive at some point in the future. In such a situation, we might also be adversely impacted by state regulations that prohibit us from excluding catastrophic exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas. These circumstances could expose us to catastrophe losses that materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Based on our research and modeling, the exact impact of the physical effects of climate change is uncertain. It is possible that changes in the global climate may cause long-term increases in the frequency and/or severity of storms, resulting in higher catastrophe losses, which could materially impact our results of operations and financial condition.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most of our catastrophe claims in the past have related to homeowners and other personal lines coverages, which, for the year ended December 31, 2009, represented approximately 92% of our net earned premiums in our Assurant Specialty Property segment. In addition, as of December 31, 2009, approximately 40% of the insurance in force in our homeowners and other personal lines related to properties located in California, Florida and Texas. Since Assurant Specialty Property’s creditor-placed homeowners and creditor-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our concentration in these areas may increase in the future. In addition, the withdrawal of other insurers from these or other states may lead to adverse selection and increased utilization of our products in these areas and may negatively impact our loss experience. Adverse selection refers to the process by which applicants representing greater than average risk seek to obtain insurance coverage at standard premium rates.

Pre-tax catastrophe losses in excess of $5,000 (before the benefits of reinsurance) that we have experienced in recent years include the following amounts:

•

total losses of approximately $214,000 incurred from the original date of loss through December 31, 2009 in connection with the 2008 Hurricanes Gustav and Ike and the 2008 California wildfires. Total reinsurance recoveries related to these events from inception through 2009 were approximately $81,000; and;

•

total losses of approximately $28,000 incurred from the original date of loss through December 31, 2009, in connection with the 2007 California wildfires. Total reinsurance recoveries related to these events since inception through 2009 were approximately $3,600.

No liquidation of investments was required in connection with these catastrophes as the claims were paid from current cash flow, cash on hand or short-term investments. Total losses do not include amounts paid in connection with the National Flood Insurance Program as we are either an administrator or are reinsured by the federal government and have no underwriting risk under the program.

Our group life and health insurance operations could be materially impacted by catastrophes such as a terrorist attack, a natural disaster, a pandemic or an epidemic that causes a widespread increase in mortality or disability rates or that causes an increase in the need for medical care. If the severity of such an event were sufficiently high, it could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. In addition, with respect to our preneed insurance policies, the average age of policyholders is approximately 73 years. This group is more susceptible to certain epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.

We may face the loss of premium income due to a large-scale business interruption caused by a catastrophe combined with legislative or regulatory reactions to the event. For example, following hurricanes in 2005, several states suspended premium payment obligations or precluded insurers from canceling coverage for nonpayment in defined areas. While the premiums uncollected were immaterial, a more serious catastrophe combined with a similar legislative or regulatory response could materially impact our ability to collect premiums and thereby have a material adverse effect on our results of operations and financial condition.

Unanticipated changes in tax provisions or exposure to additional income tax liabilities could materially and adversely affect our results.

During 2009, the Company had deferred tax assets related to realized and unrealized capital losses that were generated during 2009 and 2008. In accordance with ASC Topic 740, Income Taxes, the Company must determine whether its ability to realize the value of its deferred tax asset in the future is “more likely than not.” ASC Topic 740 states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company decreased its valuation allowance $16,000 during 2009 leaving a balance of $81,688. In determining whether the Company’s deferred tax asset is realizable, the Company weighed all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The Company considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

To support the deferred tax asset, the Company relied on future taxable capital gain income from gross unrealized gains in its investment portfolio and on the use of certain tax planning strategies. These tax planning strategies are prudent and feasible, and include actions management ordinarily might not take but would take, if necessary, to realize a tax benefit for a capital loss carryforward before it expires.

In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically based on current business conditions affecting the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods in accordance with the requirements of ASC Topic 740. Each quarter, there is a risk that the Company may need to increase or decrease the valuation allowance, which could have a material impact on its results of operations and financial condition.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely impact our results of operations.

While most of our costs and revenues are denominated in U.S. dollars, a portion is denominated in foreign currencies. Because our financial results in certain countries are translated from local currency into U.S. dollars upon consolidation, the results of our operations may be impacted by foreign exchange rate fluctuations. We do not currently hedge foreign currency risk. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our net assets, net revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. These fluctuations in currency exchange rates may result in gains and losses that materially and adversely impact our results of operations.

We face risks associated with our international operations.

Our international operations face political, legal, operational and other risks that we may not face in our domestic operations. For example, we may face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws; political or economic instability in countries in which we conduct business, including possible terrorist acts; foreign exchange rate fluctuations; diminished ability to legally enforce our contractual rights; differences in cultural environments and unexpected changes in regulatory requirements; exposure to local economic conditions and restrictions on the withdrawal of non-U.S. investment and earnings, including potentially substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the U.S. If our business model is not successful in a particular country, we may lose all or most of our investment in that country. Additionally, in certain countries such as China, our results of operations could be adversely impacted by an inability to obtain an insurance license on a timely basis.

Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. Our reinsurance facilities are generally subject to annual renewal. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to renew or purchase. Reinsurance for certain types of catastrophes generally could become unavailable or prohibitively expensive for some of our businesses. Such changes could substantially increase our exposure to the risk of significant losses from natural or man-made catastrophes and could hinder our ability to write future business.

As part of our business, we have reinsured certain life, property and casualty and health risks to reinsurers. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements therefore do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. The inability to collect amounts due from reinsurers could materially adversely impact our results from operations and our financial position.

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

In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our Fortis Financial Group (“FFG”) division to The Hartford Financial Services Group, Inc. (“The Hartford”) and in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial

Corporation. Most of the assets backing reserves coinsured under these sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert to us.

The A.M. Best ratings of The Hartford and John Hancock are currently A and A+, respectively. A.M. Best downgraded the issuer credit and financial strength ratings of The Hartford from A+ to A in February 2009 and maintains a negative outlook on its ratings.

We also face the risk of again becoming responsible for administering these businesses in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process these businesses. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third party administrators and clients in Assurant Solutions and Assurant Specialty Property.

We are subject to the credit risk of some of the clients and/or agents with which we contract in Assurant Solutions and Assurant Specialty Property. We advance agents’ commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.

In addition, some of our clients, third party administrators and agents collect and report premiums and/or pay claims on our behalf. If, for any reason, these parties fail to remit all premiums collected or fail to pay claims on our behalf on a timely and accurate basis, it could have an adverse effect on our results of operations.

A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. In 2009 for example, S&P lowered its counterparty credit and financial strength ratings of two of our life insurance subsidiaries from A to BBB+ due to the recent operating performance of Assurant Health. In addition, S&P lowered its counterparty credit rating of Assurant, Inc. from BBB+ to BBB, citing reduced earnings diversification. S&P has placed a negative outlook on all Assurant ratings due to pressures on our various businesses from the economic climate. We believe that because of recent economic developments that have negatively affected the entire insurance industry, we are more susceptible to ratings downgrades than in prior years. For more information on the specific A.M. Best, Moody’s, and S&P ratings of our domestic operating insurance subsidiaries, see “Item 1—Business—Ratings.”

If our ratings are lowered from their current levels by A.M. Best, Moody’s, or S&P, our competitive position in the respective insurance industry segments could be materially adversely impacted and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to concerns regarding, among other things, our liquidity or solvency, the competitive environment, the adequacy of our reserves, the outcome of pending litigation or regulatory investigations. They may also change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Ratings agencies or regulators could also increase capital requirements for the Company or its subsidiaries.

Since customers and their advisors place importance on our financial strength ratings, we may lose customers and compete less successfully if we are downgraded. In addition, ratings impact our ability to attract investment capital on favorable terms. If our financial strength ratings are reduced from their current levels by A.M. Best, Moody’s, or S&P, our cost of borrowing would likely increase, our sales and earnings could decrease and our results of operations and financial condition could be materially adversely affected.

As of December 31, 2009, contracts representing approximately 16% of Assurant Solutions’ and 22% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

Additionally, certain contracts in the DRMS business, representing approximately 4% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2009, contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and in some instances recapture in force business if the ratings of applicable subsidiaries fall below “A-”. Termination or failure to renew these contracts could materially and adversely affect our results of operations and financial condition.

We face significant competitive pressures in our businesses, which may reduce premium rates and prevent us from pricing our products at rates that will allow us to be profitable.

In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and products, although we do not believe that any single competitor competes against us in all of the business lines in which we operate.

Competitors for Assurant Solutions and Assurant Specialty Property include national and regional insurance companies, managing and general agencies, and financial institutions. The main competitors for Assurant Health include health insurance companies, HMOs and the Blue Cross/Blue Shield plans in the states in which we write business. In Assurant Employee Benefits, competitors include benefits and life insurance companies, dental managed care entities and not-for-profit dental plans.

Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our subsidiaries, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Some may also have greater financial resources with which to compete.

Many of our insurance products, particularly our group benefits and group health insurance policies, are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. Competition may, as a result, adversely affect the persistency of our policies, as well as our ability to sell products in the future.

In Assurant Solutions, as a result of state and federal regulatory developments and changes in prior years, certain financial institutions are able to offer a product called debt protection which is similar to our credit insurance product. Financial institutions are also able to affiliate with other insurance companies in order to offer services similar to our own. This has resulted in new competitors, some of whom have significant financial resources, entering some of our markets. As financial institutions gain experience with debt protection administration, their reliance on third party administrators, such as Assurant Solutions, may diminish, thus reducing our revenue and profits.

Some of our competitors may have a lower target for returns on capital allocated to their business than we do, which may enable them to price their products and services lower than we do. In addition, from time to time, companies enter the markets in which we operate, thereby increasing competition. For example, several large insurance companies have recently entered the market for individual health insurance products. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our results of operations and financial condition.

In certain markets, we compete with organizations that have a substantial market share. In particular, certain large competitors of Assurant Health may be able to obtain favorable financial arrangements from health care providers that are not available to us, putting us at a competitive disadvantage and potentially adversely impacting our revenues and profits.

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

Our business is dependent upon the ability to keep current with technological advances. Our ability to keep our systems integrated with those of our clients is critical to the success of our business. If we do not effectively maintain our systems and update them to address technological advancements, our relationships and ability to do business with our clients may be adversely affected.

Our business depends significantly on effective information systems, and we have many different systems for our various businesses. We must commit significant resources to maintain and enhance existing information systems and develop new systems that allow us to keep pace with continuing changes in information processing technology, evolving industry, regulatory and legal standards and changing customer preferences. A failure to maintain effective and efficient information systems, or a failure to efficiently and effectively consolidate our information systems and eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition or our ability to do business in particular jurisdictions. If we do not effectively maintain adequate systems, we could experience adverse consequences, including poor pricing; underwriting and reserving decisions; the loss of existing customers; difficulty attracting new customers; customer, provider and agent disputes; regulatory problems such as failure to meet prompt payment obligations; internal control problems; exposure to litigation; security breaches resulting in loss of data; or increases in administrative expenses.

Our management information, internal control and financial reporting systems may need further enhancements and development to satisfy continuing financial and other reporting requirements.

Failure to protect our clients’ confidential information and privacy could result in the loss of reputation and customers, reduction to our profitability and/or subject us to fines, litigation and penalties.

Our businesses are subject to a variety of privacy regulations and confidentiality obligations. For example, the collection and use of patient data in our Assurant Health and Assurant Employee Benefits segments is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act (“HIPAA”), the privacy provisions contained in the American Recovery and Reinvestment Act of 2009 (the “HITECH Act”), and certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our vendors, servicing companies, and clients. These obligations generally require us, in accordance with applicable laws, to protect such information to the same extent that we protect our own confidential information. The actions we take to protect such confidential information vary by operating segment and may include, among other things, training and educating our employees regarding our obligations relating to confidential information, actively monitoring our record retention plans and any changes in privacy and compliance requirements of the jurisdictions in which our regulated subsidiaries do business, drafting appropriate contractual provisions into any contract that involves proprietary and confidential information, regularly monitoring and assessing our third party vendors for compliance with privacy and security requirements, maintaining and utilizing appropriately secure storage facilities for tangible records, and limiting access to tangible records and electronic information.

We maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect confidential information, including payment card information. If we do not properly comply with privacy and security laws and regulations that require us to protect confidential information, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), loss of reputation and civil litigation.

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

From time to time, we evaluate possible acquisition transactions and the start-up of complementary businesses. While our business model is not dependent upon acquisitions or new insurance ventures, the time frame for achieving or expanding our market positions can be significantly shortened through opportune acquisitions or new insurance ventures. Historically, acquisitions and new ventures have played a significant role in the growth of some of our businesses. No assurance can be given that we will be able to identify suitable acquisition or new venture opportunities, or that such transactions will be financed and completed on acceptable terms, or that our future acquisitions or ventures will be successful. Any deficiencies in the process of integrating companies we may acquire or successfully promote such new ventures could have a material adverse effect on our results of operations and financial condition.

Acquisitions entail a number of risks including, among other things, inaccurate assessment of liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; difficulties in integrating systems and personnel; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.

The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.

As a holding company whose principal assets are the capital stock of our subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, dividends to stockholders (including any dividends on our common stock) and corporate expenses. The ability of our subsidiaries to pay dividends and to make such other payments in the future will depend on their statutory surplus, future statutory earnings and regulatory restrictions. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority over creditors’ claims with respect to the assets and earnings of the subsidiaries. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against their assets or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary, and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before we, as a stockholder, would be entitled to receive any distribution from the subsidiary.

The payment of dividends to us by any of our regulated operating subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. No assurance can be given that there will not be future regulatory actions restricting the ability of our insurance subsidiaries to pay dividends. If the ability of insurance subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses. For more information on the maximum amount our subsidiaries could pay us in 2009 without regulatory approval, see “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

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

Our business and results of operations could be adversely affected if we fail to adequately plan for the succession of our senior management and other key executives. While we have succession plans in place and change of control employment agreements with senior management and certain key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us. In addition, if we fail to effectively retain members of senior management and other key executives, such failure may have an adverse effect on the retention of employees and others in senior management.

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

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts and rescissions of policies;

•	disputes over claim payment amounts that may not be in compliance with individual state regulatory requirements;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with our agents, producers or network providers over compensation and termination of contracts and related claims;

•	disputes concerning historical premiums charged by companies acquired by us for coverage that may have been based on factors such as race;

•	disputes relating to customers regarding the ratio of premiums to benefits in our various operating segments;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes relating to certain excess of loss programs in the London markets;

•	disputes with taxation and insurance authorities regarding our tax liabilities;

•	disputes relating to certain businesses we have acquired or disposed of;

•	periodic examinations of compliance with applicable federal securities laws;

•	disputes relating to customers’ claims that the customer was not aware of the full cost of insurance or that insurance was in fact being purchased; and

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

In addition, plaintiffs continue to bring new types of legal claims against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a detrimental judicial ruling could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our businesses.

We have experienced an increase in regulatory scrutiny of our medical contract coverage denial practices, particularly in our health business. These regulatory examinations and investigations could result in, among other things, changes in our business practices and claims handling practices, increases in policy liabilities, reopening of closed or denied claims, changes in governance or other oversight procedures, fines and other actions by the regulatory agencies. Such results, singly or in combination, could harm our reputation, cause negative publicity, adversely affect our ratings, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business.

Another focus of regulators was the accounting treatment for finite reinsurance contracts. Some state regulators have made routine inquiries to some of our insurance subsidiaries regarding finite reinsurance. On January 21, 2010, the SEC filed a civil complaint in the United States District Court for the Southern District of New York in connection with the previously disclosed SEC investigation into a finite reinsurance arrangement entered into by the Company. In the complaint, the SEC charged the Company with violating Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-11 and 13a-13 thereunder. As previously disclosed by the Company in a Current Report on Form 8-K on January 21, 2010, the Company entered into a settlement with the SEC in which the Company consented, without admitting or denying the allegations in the complaint, to the entry of a judgment requiring payment of a civil penalty of $3,500 and enjoining the Company from violating the aforementioned federal securities laws. The court approved the settlement in a final judgment entered on January 25, 2010 and the Company has paid the penalty.

As part of the settlement, the SEC granted permanent relief to two subsidiaries of the Company, exempting them from limitations on serving as depositors to investment companies under Section 9(a) of the Investment Company Act of 1940. If the subsidiaries fail to continue to meet the conditions in the application for permanent relief, then they could lose their ability to act as depositors of the separate accounts related to the FFG businesses sold to the Hartford in 2001. This could result in significant costs to restructure the modified coinsurance structure currently in place.

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

We communicate with and distribute our products and services ultimately to individual consumers. There may be a perception that some of these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocacy groups or the media may focus attention on our products and services, thereby subjecting us to negative publicity.

We may also be negatively impacted if another company in one of our industries or in a related industry engages in practices resulting in increased public attention to our businesses. Negative publicity may also result from judicial inquiries, unfavorable outcomes in lawsuits, or regulatory or governmental action with respect to our products, services and industry commercial practices. Negative publicity may cause increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement action by civil and criminal authorities. Additionally, negative publicity may increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, constraining our ability to price our products appropriately for the risks we are assuming, requiring us to change the products and services we offer, or increasing the regulatory burdens under which we operate.

The insurance industry is cyclical, which may impact our results.

The insurance industry is cyclical. Although no two cycles are the same, insurance industry cycles have typically lasted for periods ranging from two to ten years. The segments of the insurance markets in which we operate have historically tended not to be correlated to each other, with each segment having its own cyclicality, whereby periods of intense price competition may adversely impact revenues and profitability. The upheaval in the global economy during 2008 and 2009 has been much more widespread and has impacted all the businesses in which we operate. We expect to see continued cyclicality in some or all of our businesses in the future, which may have a material adverse effect on our results of operations and financial condition.

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

Our non-insurance operations and certain aspects of our insurance operations are subject to various federal and state regulation including state and federal consumer protection and other laws. Similarly, our foreign subsidiaries are subject to legislation and regulation in the countries in which they are domiciled and in some cases where their end customers are domiciled. We therefore face the challenge of conducting business in a multi-national setting with varying regulations.

Assurant Health is required by some jurisdictions to provide coverage to persons who would not be considered eligible insurance risks under standard underwriting criteria. Each of these jurisdictions dictates the types of insurance and the level of coverage that must be provided to such applicants. Our share of these risks is mandatory and is generally a function of our share of the applicable insurance market in each jurisdiction. These programs expose Assurant Health to the risk of losses in the jurisdictions in which they are still effective. In addition, HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small groups (generally groups with 50 or fewer employees) and limits exclusions based on pre-existing conditions. See also “—Risks Related to Our Industry—Costs of compliance with privacy and security laws could adversely affect our business and results of operations.” If regulatory requirements impede our ability to raise premium rates, utilize new policy forms or terminate, deny or cancel coverage in any of our businesses, our results of operations and financial condition could be materially adversely affected.

An insurer’s ability to write new business is partly a function of its statutory surplus. Maintaining appropriate levels of surplus as measured by SAP is considered important by insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, a downgrade by rating agencies, or enforcement action by regulatory authorities.

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant regulators’ interpretation of the laws and regulations. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals or to limit or restrain operations in their jurisdiction. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from operating, limit some or all of our activities, or financially penalize us. These types of actions could materially adversely affect our results of operations and financial condition.

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

In recent years, the state insurance regulatory framework has come under increased federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Although the U.S. federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas could significantly impact the insurance industry and us. The American Counsel of Life Insurers and others are promoting the introduction of an optional federal charter for certain insurers. Moreover, federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. Additionally, there have been attempts by the NAIC and several states to limit the use of discretionary clauses in policy forms. The elimination of discretionary clauses could increase our costs under our life, health and disability insurance policies. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously. In addition, the NAIC’s proposed expansion of the Market Conduct Annual Statement could increase the likelihood of examinations of insurance companies with niche markets. Court decisions that impact the insurance industry could result in the release of previously protected confidential and privileged information by departments of insurance, which could increase the risk of litigation.

While health insurance is generally regulated at the state level, a number of legislative proposals have been made at the federal level over the past several years that could impose added burdens on Assurant Health. During 2009, health care reform was a major initiative of President Obama and the U.S. Congress. Bills that would address the affordability and availability of health insurance and reduce the number of uninsureds are under consideration in the U.S. Congress and in many states. Certain health reform legislation was passed by the House of Representatives on November 7, 2009 and by the Senate on December 24, 2009. These proposals vary, but both include new taxes on the health insurance industry, individual insurance requirements, an expansion of eligibility under Medicaid and other programs, minimum medical benefit ratios for health plans, mandatory issuance of insurance coverage and requirements that would restrict the ability of insurers and health plans to adjust premiums based on risk assessments. These proposals may impose new taxes on us that would constitute a significant portion of our income and/or cause premium increases for our members. These proposals may also have some impact on the dental business line at Assurant Employee Benefits. In connection with the consideration by the U.S. Congress of health reform proposals, we have provided, and may continue to provide, information and testimony to certain committees and/or subcommittees of the U.S. Congress regarding our business practices, including executive compensation and rescission practices. At this time, we cannot predict whether health care reform legislation will be enacted and in what form, but if enacted, such reform could increase our costs, expose us to expanded liability, require us to modify the way in which we conduct business or put us at risk for loss of business. Additionally, our operating results and financial condition could be materially and adversely affected by such reform.

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

The U.S. Congress is also considering comprehensive proposals to reform the existing regulatory structure of the financial services industry. Certain proposals currently under consideration by the Senate aim to increase federal oversight of the financial services industry by, among other things, creating an independent consumer financial protection agency, establishing a financial services oversight council responsible for monitoring and assessing systemic risk in the financial industry, and providing resolution authority for the orderly dissolution of failing financial services companies.

The NAIC has adopted the Annual Financial Reporting Model Act (which prior to revision was known as the Model Audit Rule), that, when adopted by states, will impose internal controls similar to those mandated by

Section 404 of the Sarbanes-Oxley Act of 2002, as amended (which we refer to as SOX 404), with some differences for insurance companies. The latest date of adoption by any state, as prescribed by the NAIC, is 2010. These SOX 404 type controls will add an additional layer of internal review for insurer financial statements and subject insurers to varying levels of review by state insurance regulators. This could result in potential exposure for fines and penalties for non-compliance. In addition, the NAIC has adopted changes to statutory accounting principles, which may negatively impact insurer financial reporting requirements and the profitability of insurance operations on a statutory basis.

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

HIPAA, the HITECH Act, and the implementing regulations that have been adopted impose obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA and the HITECH Act also establish requirements for maintaining the confidentiality and security of individually identifiable health information and standards for electronic health care transactions. As have other entities in the health care industry, we have incurred and will continue to incur substantial costs in complying with the requirements of HIPAA, the HITECH Act, and the accompanying regulations.

HIPAA and the HITECH Act are far-reaching and complex and proper interpretation and practice under these laws continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA and the HITECH laws are ongoing. Failure to comply with HIPAA and the HITECH Act could result in regulatory fines, civil lawsuits, and actions by state attorneys general. Knowing and intentional violations of these rules may also result in federal criminal penalties.

Beginning in early 2005, several large organizations became subjects of intense public scrutiny due to high-profile data security breaches involving sensitive financial and health information. These events focused national attention on identity theft and the duty of organizations to notify impacted consumers in the event of a data security breach. Several federal bills are pending in Congress and currently 45 states have passed legislation requiring customer notification in the event of a data security breach. Most state laws take their lead from recently enacted California Civil Code Section 1798.82, which requires businesses that conduct business in

California to disclose any breach of security to any resident whose unencrypted data is believed to have been disclosed. Additionally, the HITECH Act contains the first federal security breach law and imposes a duty on Assurant Health and Assurant Employee Benefits to provide notice if there is a data security breach of protected health information. These breaches are annually reported to the Department of Health and Human Services. Several significant legal, operational and reputational risks exist with regard to data breach and customer notification. Federal pre-emption relating to this issue may reduce our compliance costs. Nonetheless, a breach of data security requiring public notification can result in regulatory fines, penalties or sanctions, civil lawsuits, loss of reputation, loss of customers and reduction of our profitability.

Risks Related to Our Common Stock

Given the recent economic climate, our stock may be subject to stock price and trading volume volatility. The price of our common stock could fluctuate or decline significantly and you could lose all or part of your investment.

During 2008 and early 2009, the stock markets experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have caused this volatility. Our stock price could materially fluctuate or decrease in response to a number of events and factors, including but not limited to:

•	quarterly variations in operating results;

•	catastrophes, terrorist attacks and epidemics;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in our markets;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our financial strength ratings;

•	limitations on premium levels or the ability to raise premiums on existing policies; and

•	increases in minimum capital, reserves and other financial viability requirements.

In addition, broad market and industry fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

Applicable laws, our certificate of incorporation and by-laws, and contract provisions may discourage takeovers and business combinations that our stockholders might consider in their best interests.

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

Additionally, we may, under some circumstances involving a change of control, be obligated to repay our outstanding indebtedness under our revolving credit facility and other agreements. We or any possible acquirer may not have available financial resources necessary to repay such indebtedness in those circumstances. If we or any possible acquirer cannot repay our indebtedness under our revolving credit facility or other agreements in the event of a change of control (as defined in such agreements), that may constitute an event of default resulting in acceleration of indebtedness and potential cross-default under other agreements. The threat of this could have the effect of delaying or preventing transactions involving a change of control, including transactions in which our stockholders would receive a substantial premium for their shares over then-current market prices, or which they otherwise may deem to be in their best interests.

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

•

require the approval by the holders of at least two-thirds of the voting power of our outstanding capital stock entitled to vote on the matter for the stockholders to amend certain provisions of our by-laws and certificate of incorporation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own eight properties, including five buildings whose locations serve as headquarters for our operating segments, two buildings that serve as operation centers for Assurant Solutions and Assurant Specialty Property and one building that serves as a claims training center for Assurant Specialty Property. Assurant Solutions and Assurant Specialty Property share headquarters buildings located in Miami, Florida and Atlanta, Georgia and Assurant Specialty Property has operations centers located in Florence, South Carolina and Springfield, Ohio. Assurant Solutions’ preneed business also has a headquarters building in Rapid City, South Dakota. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 26 to the Consolidated Financial Statements for a description of certain pending matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

On January 21, 2010, the SEC filed a civil complaint in the United States District Court for the Southern District of New York in connection with the previously disclosed SEC investigation into a finite reinsurance arrangement entered into by the Company. In the complaint, the SEC charged the Company with violating Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-11 and 13a-13 thereunder. As previously disclosed by the Company in a Current Report on Form 8-K on January 21, 2010, the Company entered into a settlement with the SEC in which the Company consented, without admitting or denying the allegations in the complaint, to the entry of a judgment requiring payment of a civil penalty of $3,500 and enjoining the Company from violating the aforementioned federal securities laws. The court approved the settlement in a final judgment entered on January 25, 2010. The Company has paid the penalty.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of Assurant, Inc. during the fourth quarter of 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends) on our common stock from December 31, 2004 through December 31, 2009 with the total stockholder returns for the S&P 400 Midcap Index, as the broad equity market index, and the S&P 400 Multi-Line Insurance Index and S&P 500 Multi-Line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

Total Return to Stockholders

(Includes reinvestment of dividends)

	Base Period 12/31/04	INDEXED RETURNS Years Ending
Company / Index		12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Assurant, Inc.	100	143.54	183.74	224.27	101.86	102.43
S&P 400 MidCap index	100	112.56	124.17	134.08	85.50	117.46
S&P 500 Multi-line Insurance Index*	100	108.78	117.02	101.94	11.55	15.74
S&P 400 Multi-line Insurance Index*	100	119.56	145.56	131.48	93.27	107.74

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Assurant, Inc.		43.54	28.01	22.06	-54.58	0.56
S&P 400 MidCap index		12.56	10.32	7.98	-36.23	37.38
S&P 500 Multi-line Insurance Index*		8.78	7.58	-12.89	-88.68	36.35
S&P 400 Multi-line Insurance Index*		19.56	21.75	-9.67	-29.07	15.52

*	S&P 400 Multi-line Insurance Index is comprised of Mid-Cap Companies, while the S&P 500 Multi-line Insurance Index is comprised of large cap companies.

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2009	High	Low	Dividends
First Quarter	$31.44	$16.34	$0.14
Second Quarter	$29.60	$20.88	$0.15
Third Quarter	$32.49	$21.65	$0.15
Fourth Quarter	$33.37	$28.94	$0.15

Year Ended December 31, 2008	High	Low	Dividends
First Quarter	$69.17	$57.75	$0.12
Second Quarter	$70.87	$60.39	$0.14
Third Quarter	$71.31	$38.52	$0.14
Fourth Quarter	$56.75	$12.52	$0.14

Holders

On February 16, 2010, there were approximately 396 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 16, 2010 was $30.81.

Shares Repurchased

Period in 2009	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (2)
January 1 – January 31	—	$—	—	$201,992
February 1 – February 28	—	—	—	201,992
March 1 – March 31	—	—	—	201,992

Total first quarter	—	—	—	201,992

April 1 – April 30	—	—	—	201,992
May 1 – May 31	—	—	—	201,992
June 1 – June 30	—	—	—	201,992

Total second quarter	—	—	—	201,992

July 1 – July 31	—	—	—	201,992
August 1 – August 31	863,050	28.45	863,050	177,436
September 1 – September 30	259,000	28.54	259,000	170,044

Total third quarter	1,122,050	28.47	1,122,050	170,044

October 1 – October 31	—	—	—	170,044
November 1 – November 30	—	—	—	170,044
December 1 – December 31	—	—	—	170,044

Total fourth quarter	—	—	—	170,044

Total through December 31	1,122,050	$28.47	1,122,050	$170,044

(1)	Shares purchased pursuant to the November 10, 2006 publicly announced share repurchase authorization of up to $600,000.
(2)	On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. Following this increase, the Company can repurchase up to $770,044 of additional outstanding common stock under the current authorization.

Dividend Policy

On January 25, 2010, we announced that our Board of Directors declared a quarterly dividend of $0.15 per common share payable on March 8, 2010 to stockholders of record as of February 22, 2010. We paid dividends of $0.15 on December 14, 2009, September 15, 2009 and June 9, 2009 and $0.14 per common share on March 9, 2009. In 2008, we paid dividends of $0.14 per common share on December 10, 2008, September 9, 2008, and June 10, 2008, and $0.12 per common share on March 10, 2008. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations and pay future stockholder dividends.” For the calendar year 2010, the maximum amount of dividends that our regulated U.S. domiciled insurance subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $526,515. Dividends paid by our subsidiaries totaled $676,780 in 2009.

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

In addition, our $350,000 revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:

Revenues
Net earned premiums and other considerations	$7,550,335	$7,925,348	$7,407,730	$6,843,775	$6,520,796
Net investment income	698,838	774,347	799,073	736,686	687,257
Net realized (losses) gains on investments (1)	(53,597)	(428,679)	(62,220)	111,865	8,235
Amortization of deferred gain on disposal of businesses	22,461	29,412	33,139	37,300	42,508
Fees and other income	482,464	300,800	275,793	340,958	238,879

Total revenues	8,700,501	8,601,228	8,453,515	8,070,584	7,497,675

Benefits, losses and expenses
Policyholder benefits (2)	3,867,982	4,019,147	3,712,711	3,535,521	3,705,904
Amortization of deferred acquisition costs and value of businesses acquired	1,601,880	1,671,680	1,429,735	1,186,710	926,608
Underwriting, general and administrative expenses	2,377,364	2,286,170	2,238,851	2,191,368	2,148,297
Interest expense	60,669	60,953	61,178	61,243	61,258
Goodwill impairment (3)	83,000	—	—	—	—

Total benefits, losses and expenses	7,990,895	8,037,950	7,442,475	6,974,842	6,842,067

Income before provision for income taxes and cumulative effect of change in accounting principle	709,606	563,278	1,011,040	1,095,742	655,608
Provision for income taxes (4)	279,032	115,482	357,294	379,871	176,253

Net income before cumulative effect of change in accounting principle	430,754	447,796	653,746	715,871	479,355
Cumulative effect of change in accounting principle (5)	—	—	—	1,547	—

Net income	$430,574	$447,796	$653,746	$717,418	$479,355

Earnings per share (6):
Basic
Net income before cumulative effect of change in accounting principle	$3.65	$3.79	$5.45	$5.64	$3.53
Cumulative effect of change in accounting principle	—	—	—	0.01	—

Net Income	$3.65	$3.79	$5.45	$5.65	$3.53

Diluted
Net income before cumulative effect of change in accounting principle	$3.63	$3.76	$5.38	$5.55	$3.50
Cumulative effect of change in accounting principle	—	—	—	0.01	—

Net Income	$3.63	$3.76	$5.38	$5.56	$3.50

Dividends Per Share	$0.59	$0.54	$0.46	$0.38	$0.31

Share Data (6):
Weighted average shares outstanding used in per share calculations	118,036,632	118,005,967	119,934,873	127,000,784	135,850,514
Plus: Dilutive securities	459,008	968,712	1,624,694	1,934,251	1,149,450

Weighted average shares used in diluted per share calculations	118,495,640	118,974,679	121,559,567	128,935,035	136,999,964

	As of and for the years ended December 31,
	2009	2008	2007	2006	2005
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$14,476,384	$13,107,476	$14,552,115	$13,416,817	$13,371,392
Total assets	$25,841,796	$24,514,586	$26,750,316	$25,165,148	$25,365,453
Policy liabilities (7)	$15,869,524	$15,806,235	$15,903,289	$14,513,106	$14,300,713
Debt	$972,058	$971,957	$971,863	$971,774	$971,690
Mandatorily redeemable preferred stock	$8,160	$11,160	$21,160	$22,160	$24,160
Total stockholder’s equity	$4,853,249	$3,709,505	$4,088,903	$3,832,597	$3,699,559

Per Share Data:
Total book value per share (6)(8)	$41.27	$31.53	$34.65	$31.22	$28.30

(1)	Included in net realized losses are other-than-temporary impairments of $38,660, $340,153, and $48,184 for 2009, 2008 and 2007, respectively. During 2006, we recorded an investment gain of $98,342 related to the sale of our equity interest in PHCS.
(2)	During 2008, we incurred losses of $132,615 associated with hurricanes Gustav and Ike.
(3)	During the fourth quarter of 2009, following the completion of our annual goodwill impairment analysis, we recorded an impairment charge of $83,000 related to Assurant Employee Benefits. The impairment charge resulted in a decrease to net income but did not have any related tax benefit.
(4)	During 2008, we recorded a $84,864 tax benefit due to the sale of a non-operating subsidiary and the related deferred tax assets on a capital loss carryover.
(5)	On January 1, 2006, we adopted the share based compensation guidance, which is included within ASC Topic 718 Compensation- Stock Compensation. As a result, we recognized a cumulative adjustment of $1,547.
(6)	Prior period amounts have been adjusted in accordance with the earning per share guidance on participating securities and the two class methods which is within the Financial Accounting Standards Board’s Accounting Standards Codification Topic 260, Earnings Per Share. For additional information, see Notes 2 and 24 to the Consolidated Financial Statements elsewhere in this report.
(7)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(8)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2009, 2008 and 2007 there were 117,591,250, 117,640,936, and 118,012,036 shares, respectively, of common stock outstanding. At December 31, 2006 and 2005 there were 122,772,350 and 130,719,435 shares of common stock outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Item 1A—Risk Factors” and “Forward-Looking Statements.”

General

We report our results through five segments: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing expenses, net realized gains (losses) on investments, interest income earned from short-term investments held, interest income from excess surplus of insurance subsidiaries not allocated to other segments, run-off Asbestos business, and additional costs associated with excess of loss reinsurance and ceded to certain subsidiaries in the London market between 1995 and 1997. The Corporate and Other segment also includes the amortization of deferred gains associated with the portions of the sales of FFG and LTC, which were sold through reinsurance agreements as described below.

Although profits improved in our Assurant Solutions segment year over year, results in the United Kingdom (“UK”) have continued to deteriorate. We are taking further actions to remedy issues in the UK. We believe that the addition of several new clients effective this year may bring revenue growth. The new clients and distribution channels we are adding will partially offset business lost from client bankruptcies and a slowdown in consumer spending. Our strategy to partner with original equipment manufacturers is producing favorable results. We are benefiting from our Preneed partnership with SCI as they continue to add new funeral homes.

We expect continued changes in the mortgage marketplace affecting Assurant Specialty Property. The overall number of U.S. mortgage loans outstanding is declining and we expect this trend to continue until the residential real estate market recovers. We expect the decline to be more pronounced in the subprime sector where policy placement rates are higher. We expect that the movement of portfolios between loan servicers will continue to create quarterly variability in gross written premiums beyond the seasonality we have traditionally experienced in this business. Consolidation of mortgage portfolios by our clients will pressure margins as loans transition to terms found in the most favorable portfolio contract.

We expect that the pricing and plan changes we have implemented combined with expense reduction efforts should return the Assurant Health business to profitability by late in 2010. Results are tracking consistent with our assumptions based on our experience in the second half of 2009. We continue to work closely with the industry and with members of Congress to offer constructive suggestions for reform of the health care system in the U.S. We are hopeful that reform will focus on programs that work to reduce costs and provide affordable healthcare options to all Americans.

Our focus at Assurant Employee Benefits remains on the small employer, particularly through the sale of worksite or voluntary, employee-paid products, which we believe represents a growing segment of the industry. We have taken actions during 2009 to improve our dental results and additional changes are planned for 2010. We recently extended our shared dental network relationship with Aetna through 2012, allowing us to continue to offer small employers one of the largest dental networks in the country in conjunction with our product.

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

Revenues

We generate revenues primarily from the sale of our insurance policies and service contracts, fee income by providing administrative services to certain clients and investment income from the securities we own. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income.

Effective January 1, 2009, new preneed life insurance policies in which death benefit increases are determined at the discretion of the Company are accounted for as universal life contracts under the universal life insurance accounting guidance, which is within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, Financial Services—Insurance. For contracts sold prior to January 1, 2009, these types of preneed life insurance sales were accounted for and will continue to be accounted for under limited pay insurance guidance, which is also within ASC Topic 944. The change from reporting certain preneed life insurance policies in accordance with the universal life insurance guidance versus the limited pay insurance guidance is not material to the consolidated statement of operations or balance sheets.

In accordance with the universal life insurance guidance, income earned on new preneed life insurance policies is presented within policy fee income. Under the limited pay insurance guidance, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being separately disclosed as incurred losses. As previously noted, the effects on net income for the twelve months ended December 31, 2009 were not material.

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

Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and general operating expenses. For a description of DAC and VOBA, see Notes 2, 9 and 12 to the Notes to Consolidated Financial Statements included elsewhere in this report.

We incur interest related expenses related to our debt and mandatorily redeemable preferred stock.

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

The following table provides reserve information of our major product lines for the years ended December 31, 2009 and 2008:

	December 31, 2009				December 31, 2008
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,629,601	$37,672	$10,431	$4,018	$3,432,583	$4,815	$11,664	$3,796
Life insurance no longer offered	478,839	681	1,639	339	498,945	735	1,516	349
Universal life and other products no longer offered	263,360	168	233	8,744	288,981	300	208	7,682
FFG, LTC and other disposed businesses	2,879,224	41,531	25,542	421,605	2,764,874	41,771	25,764	352,344
Medical	93,447	11,665	18,137	13,737	105,236	14,688	12,627	19,826
All other	5,162	335	18,197	6,225	5,026	288	18,194	7,664
Short Duration Contracts:
Group term life	—	3,710	218,191	37,419	—	6,265	212,745	43,517
Group disability	—	7,705	1,274,378	143,052	—	2,392	1,325,418	147,584
Medical	—	112,603	169,260	190,366	—	109,759	96,702	181,158
Dental	—	4,334	5,709	19,464	—	4,642	3,610	21,580
Property and Warranty	—	1,896,897	173,009	368,242	—	1,887,510	228,920	332,930
Credit Life and Disability	—	366,313	81,726	77,581	—	395,091	85,312	72,665
Extended Service Contracts	—	2,482,683	2,350	50,207	—	2,788,327	2,187	65,769
All other	—	187,267	10,013	16,513	—	151,276	6,861	14,139

Total	$7,349,633	$5,153,564	$2,008,815	$1,357,512	$7,095,645	$5,407,859	$2,031,728	$1,271,003

For a description of our reserving methodology, see Note 13 to the Consolidated Financial Statements included elsewhere in this report.

The following discusses the reserving process for our major long duration product line, Preneed, and reserves recorded for our significant discontinued operations, FFG and LTC.

Long Duration Contracts

Reserves for future policy benefits are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality, morbidity, expenses and withdrawal rates. These assumptions reflect current trends, are based on our experience and may include a provision for possible adverse deviation. We also record an unearned revenue reserve which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to either estimated gross profits or insurance in force.

Premium deficiency testing is performed annually. Such testing involves the use of best estimate assumptions to determine if the net liability position (all liabilities less DAC) exceeds the minimum liability needed to meet our obligations. Any premium deficiency would first be addressed by removing the provision for adverse deviation, if any. To the extent a premium deficiency still remains, it would be recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. Any additional deficiency would be recognized as a premium deficiency reserve.

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

Key sensitivities at December 31, 2009 for group long term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,488,672	Group disability, claim termination rate 10% lower	$1,451,884

Group disability, as reported	$1,417,430	Group disability, as reported	$1,417,430

Group disability, discount rate increased by 100 basis points	$1,351,718	Group disability, claim termination rate 10% higher	$1,382,110

The discount rate is also a key sensitivity for group term life waiver of premium reserves.

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$265,159
Group term life, as reported	$255,610
Group life, discount rate increased by 100 basis points	$247,032

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

We develop the best estimate of expected outstanding liabilities for medical IBNR reserves using generally accepted actuarial principles. The various product lines are evaluated using experience data of sufficient detail to allow for the compilation of historical loss patterns including but not limited to claim lag factors, projected claims per member and restated development factors. If sufficient experience data is not available, experience data from other similar blocks may be used. Industry data provides additional benchmarks when historical experience is too limited. This information is used to provide a range in which the expected outstanding liabilities may fall. The selection of the ultimate loss estimate varies by product line as the credibility of certain methods differs depending upon the in force volume, the product’s claim volatility and the method itself. The selection is also influenced by other available information that may indicate that historical experience data may not be appropriate to use for current liability estimates. Examples of such information include but are not limited to changes in claims inventory levels, changes in provider negotiated rates or cost savings initiatives, increasing or decreasing medical cost trends, product changes and demographic changes in the underlying insured population.

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

Key sensitivities as of December 31, 2009 for medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

Claims and Benefits Payable*
Medical, loss development factors 1% lower	$377,626
Medical, as reported	$359,626
Medical, loss development factors 1% higher	$348,626

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 87% of medical claims are paid within four months of the incurred date.

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

Each of these reserve methodologies produces an indication of the loss reserves for the product or product grouping. The process to select the best estimate differs across lines of business. The single best estimate is determined based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions;

•	the quality and applicability of historical data—whether it be internal or industry data;

•	current and future market conditions—the economic environment will often impact the development of loss triangles;

•	the extent of data segmentation—data should be homogeneous yet credible enough for loss development methods to apply; and

•	the past variability of loss estimates—the loss estimates on some product lines will vary from actual loss experience more than others.

We review operational and claims activity to gather additional pertinent information. After reviewing such information, a final IBNR amount for each product grouping is selected. We may use other methods depending on data credibility and product line. We use the estimates generated by the various methods to establish a range of reasonable estimates. The best estimate of Property and Warranty reserves is generally selected from the middle to upper end of the third quartile of the range of reasonable estimates.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2009 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2009	Change in cost of claims occurring in 2009
3% higher	$574,213	$32,962
2% higher	$563,118	$21,867
1% higher	$552,130	$10,879
Base scenario	$541,251	0
1% lower	$530,372	$(10,879)
2% lower	$519,384	$(21,867)
3% lower	$508,289	$(32,962)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $39,466 (before reinsurance) and $28,430 (net of reinsurance) at December 31, 2009. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we believe that any changes in reserve estimates for these claims are not reasonably likely to be material.

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

Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation, in an effort to resolve these disputes. The disputes involving ARIC and an affiliate, Assurant General Insurance Limited (formerly Bankers Insurance Company Limited (“AGIL”)), for the 1995 and 1996 program years are subject to working group settlements negotiated with other market participants. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes.

On February 28, 2006, there was a settlement relating to the 1996 program. In 2007, there were two settlements relating to parts of the 1997 program. During 2008, there was a $35,000 settlement relating to the 1997 program. Loss accruals previously established relating to the 1996 and 1997 program were adequate. As of December 31, 2009, we have $25,155 in loss reserves accrued. We believe, based on information currently available, that the amounts accrued are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict outcomes with certainty.

On June 9, 2009, ARIC and AGIL, wholly-owned subsidiaries of the Company, entered into a settlement agreement with Willis Limited, a subsidiary of Willis Group Holdings Limited (“Willis Limited”). The settlement agreement related to an action commenced in 2007 in the English Commercial Court pertaining to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited paid ARIC and AGIL a total of $139,000, which was recorded in the Corporate and Other segment.

DAC

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium tax and certain direct marketing expenses.

Premium deficiency testing is performed annually. Such testing involves the use of best estimate assumptions, including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for preneed life insurance policies issued prior to January 1, 2009 and life insurance policies (no longer offered) are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after January 1, 2009, universal life insurance policies and investment-type annuity contracts that are no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

Acquisition costs relating to group worksite products, which typically have high front-end costs and are expected to remain in force for an extended period of time, consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

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

Investments

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date, with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. See also “Investments” in Note 5 to the Consolidated Financial Statements included elsewhere in this report and “Item 1A—Risk Factors—Our investment portfolio is subject to several risks that may diminish the value of our invested assets and affect our profitability” and “Investments” contained later in this item.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	As of December 31, 2009	As of December 31, 2008
Reinsurance recoverables	$4,212,863	$4,010,170

We have used reinsurance to exit certain businesses, such as the dispositions of FFG and LTC. The reinsurance recoverables relating to these dispositions amounted to $2,790,765 and $2,616,622 at December 31, 2009 and 2008, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2009	2008
Ceded future policyholder benefits and expense	$2,786,916	$2,672,754
Ceded unearned premium	698,985	637,528
Ceded claims and benefits payable	662,553	637,103
Ceded paid losses	64,409	62,785

Total	$4,212,863	$4,010,170

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions, client risk and profit sharing. See also “Item 1A—Risk Factors-Reinsurance may not be available or adequate to protect us against losses and we are subject to the credit risk of insurers,” and “Item 7A–Quantitative and Qualitative Disclosures About Market Risk—Credit Risk.”

Retirement and Other Employee Benefits

We sponsor both qualified and non-qualified pension plans and a retirement health benefits plan covering our employees who meet specified eligibility requirements. The calculation of reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets, to aid us in selecting appropriate assumptions and valuing our related liabilities. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. See Note 22 to our consolidated financial statements for more information on our retirement and other employee benefits, including a sensitivity analysis for changes in the assumed health care cost trend rates.

Contingencies

We follow the requirements of the contingencies guidance, which is included within ASC Topic 450, Contingencies. This requires management to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated number within the range of possible losses is more probable than any other, we report an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

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

ASC Topic 740 states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. In determining whether the Company’s deferred tax asset is realizable, the Company considered all available evidence, including both positive and negative evidence. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The Company considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry back years and tax-planning strategies.

The Company has concluded that it is not more likely than not that it will generate sufficient taxable income of the same character in the foreseeable future to realize all of its deferred tax assets related to capital loss carryovers.

During 2008, the Company recorded a tax benefit of $174,864 upon the sale of a non-operating subsidiary, United Family Life Insurance Company (“UFLIC”), and an offsetting valuation allowance of $90,000. During 2009, the Company recognized $16,000 of other comprehensive income which reduced the valuation allowance to $74,000. The decrease in the valuation allowance was primarily related to additional unrealized gains in the Company’s investment portfolio. The gross deferred tax asset for cumulative realized and unrealized capital losses as of December 31, 2009 is $306,300, including the carryover from the loss on the sale of UFLIC.

The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carry back or carry forward period. U.S. tax rules mandate that capital losses can only be recovered against capital gains. An example of capital gains would be gains from the sale of investments. The Company is dependent upon having capital gain income in the foreseeable future to use the capital loss carryforward in its entirety. To support the capital deferred tax asset, the Company is able to rely on future taxable capital gain income from gross unrealized gains in its investment portfolio, which has increased from the prior year’s unprecedented market declines. The Company is also able to rely on the use of various tax planning strategies to forecast taxable capital gains in the foreseeable future.

ASC Topic 740 indicates that a tax planning strategy is an action that management ordinarily might not take, but would take, if necessary, to realize a tax benefit for a carryforward before it expires. These are actions that are prudent and feasible and would result in the realization of deferred tax assets. Examples include, but are not limited to, changing the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss or accelerating taxable amounts.

The gross deferred tax asset related to net operating loss carryforwards on international subsidiaries is $45,056. It is more likely than not that some of this asset will not be realized in the foreseeable future. As such, a cumulative valuation allowance of $6,834 has been recorded as of December 31, 2009. The Company is dependent on income of the same character in the same jurisdiction to support the deferred tax assets related to net operating loss carryforwards of international subsidiaries.

As of December 31, 2009, the Company has a cumulative valuation allowance of $81,688 against deferred tax assets as it is management’s assessment that it is more likely than not that $81,688 of deferred tax assets will not be realized.

The Company believes it is more likely than not that the remainder of its deferred tax assets will be realized in the foreseeable future. Accordingly, other than noted herein for capital loss carryovers and international subsidiaries, a valuation allowance has not been established.

Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized. Depending on the nature of the taxable income that results in a reversal of the valuation allowance, and on management’s judgment, the reversal will be recognized either through other comprehensive income (loss) or through continuing operations in the statement of operations. Likewise, if the Company determines that it is not more likely than not that it would be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to continuing operations in the statement of operations in the period such determination is made.

In determining the appropriate valuation allowance, certain judgments are made by management relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies. Please see “Item 1A—Risk Factors—Risks Related to Our Company—On anticipated changes in tax provisions or additional income tax liabilities could materially and adversely affect our results” for more information.

Valuation and Recoverability of Goodwill

Goodwill represented $926,398 and $1,001,899 of our $25,841,796 and $24,514,586 of total assets as of December 31, 2009 and 2008, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to, a sustained significant decline in our share price and market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment by management. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

When required, we test goodwill for impairment at the reporting unit level. Following the goodwill guidance, which is included within ASC Topic 350, Intangibles- Goodwill and Other, we have concluded that our reporting units for goodwill testing are equivalent to our reported operating segments, excluding the Corporate and Other segment.

The following table illustrates the amount of goodwill assigned to each reporting unit:

	December 31,
	2009	2008
Assurant Solutions	$380,291	$372,792
Assurant Specialty Property	239,726	239,726
Assurant Health	204,303	204,303
Assurant Employee Benefits	102,078	185,078

Total	$926,398	$1,001,899

For each reporting unit, we first compare its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we then perform a second test to measure the amount of impairment, if any. To determine the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

The following describes the valuation methodologies used in both 2009 and 2008 to derive the estimated fair value of the reporting units.

For each reporting unit we identify a group of peer companies, which have operations that are as similar as possible to the reporting unit. Certain of our reporting units have a very limited number of peer companies. A Guideline Company Method is used to value the reporting unit based upon its relative performance to its peer companies, based on several measures, including price to trailing 12 month earnings, price to projected earnings, price to tangible net worth and return on equity.

A Dividend Discount Method (“DDM”) is used to value the reporting units based upon the expected earnings available for distribution over future periods. The Company determined the estimated fair value of the reporting unit considering distributable earnings which were estimated from operating plans. Operating plan cash flows were then discounted using a market participant weighted average cost of capital estimated for a reporting unit. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting unit.

A Guideline Transaction Method values the reporting unit based on available data concerning the purchase prices paid in acquisitions of companies operating in the insurance industry. The application of certain financial multiples calculated from these transactions provides an indication of estimated fair value of the reporting units.

While all three valuation methodologies are considered in assessing fair value, the DDM received the highest weighting of the three methodologies, since it uses the earnings capacity of a business which is generally considered the most important factor in the valuation of a business enterprise. Also, the DDM received the highest weight given recent dislocations in the economy, the scarcity of M&A transactions in the insurance marketplace and the relative lack of directly comparable companies particularly for Assurant Solutions.

In the fourth quarter, we conducted our annual assessment of goodwill using the methodologies discussed above. After completing the Step 1 analysis, we determined that three of the four reporting units had estimated fair values in excess of their net book values, however, the Assurant Employee Benefits reporting unit had an estimated fair value less than its net book value. Accordingly, Management performed a Step 2 test for Assurant Employee Benefits. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of the estimated fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. Based on our Step 2 test it was determined that $83,000 of goodwill related to the Assurant Employee Benefits reporting unit was impaired, resulting in a non-cash charge. This impairment reflects both a challenging near term growth environment for the Assurant Employee Benefits reporting unit and an increased net book value, primarily related to its investment portfolio, which has increased in value by $137,600 (after-tax) from prior year. Management remains confident in the long-term prospects of the Assurant Employee Benefits reporting unit.

The three reporting units that passed Step 1, Assurant Solutions, Assurant Specialty Property and Assurant Health had estimated fair values that exceeded their net book values by 9.4%, 35.6% and 20.6%, respectively.

The determination of fair value of our reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above.

Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. We evaluated the significant assumptions used to determine the estimated fair values of each reporting unit, both individually and in the aggregate and concluded they are reasonable.

Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 100 basis points, with all other assumptions held constant, for Assurant Solutions, would result in its estimated fair value being less than its net book value as of December 31, 2009. Likewise, a reduction of 150 basis points in the terminal growth rate, with all other assumptions held constant, for Assurant Solutions would result in its estimated fair value being less than its net book value as of December 31, 2009. It would take more significant movements in our estimates and assumptions in order for Assurant Health and Assurant Specialty Property’s estimated fair values to be less than their net book values.

Should weak market conditions continue for an extended period or should the operating results of any of our reporting units decline substantially compared to projected results, we could determine that we need to record an additional non-cash impairment charge related to goodwill in any of our reporting units.

Recent Accounting Pronouncements—Adopted

On July 1, 2009, the Company adopted the new guidance on GAAP, which is within ASC Topic 105, GAAP. The new guidance establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the “Codification”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. References to accounting guidance contained in the Company’s consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification. Plain English references to the accounting guidance have been made along with references to the ASC topic number and name.

On December 31, 2009, the Company adopted the new guidance on postretirement benefit plan assets, which is within ASC Topic 715, Compensation—Retirement Benefits. This new guidance requires companies to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 22.

On October 1, 2009, the Company adopted the new guidance on measuring the fair value of liabilities, which is within ASC Topic 820. When the quoted price in an active market for an identical liability is not available, this new guidance requires that either the quoted price of the identical or similar liability when traded as an asset or another valuation technique that is consistent with the fair value measurements and disclosures guidance be used to fair value the liability. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On June 30, 2009, the Company adopted the new subsequent events guidance, which is within ASC Topic 855, Subsequent Events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. See Note 27.

On April 1, 2009, the Company adopted the new other-than-temporary impairments (“OTTI”) guidance, which is within ASC Topic 320. This new guidance amends the previous guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. In addition, it amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this new guidance modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive income (loss) (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in accumulated OCI (“AOCI”). See Note 5 for further information.

On April 1, 2009, the Company adopted the new guidance on determining fair value in illiquid markets, which is within ASC Topic 820. This new guidance clarifies how to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased. This new guidance also clarifies how to identify circumstances indicating that a transaction is not orderly. Under this new guidance, significant decreases in the volume and level of activity of an asset or liability, in relation to normal market activity, requires further evaluation of transactions or quoted prices and exercise of significant judgment in arriving at fair values. This new guidance also requires additional interim and annual disclosures. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted the new fair value of financial instruments guidance, which is within ASC Topic 825, Financial Instruments. This new guidance requires disclosures about the fair value of financial instruments already required in annual financial statements to be included within interim financial statements. This new guidance also requires disclosure of the methods and assumptions used to estimate fair value. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 6 for further information.

On January 1, 2009, the Company adopted the revised business combinations guidance, which is within ASC Topic 805, Business Combinations. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of the revised guidance did not have an impact on the Company’s financial position or results of operations. However, should the Company enter into any business combination in 2010 or beyond, our financial position or results of operations could incur a significantly different impact than had it recorded the acquisition under the previous business combinations guidance. Earnings volatility could result, depending on the terms of the acquisition.

On January 1, 2009, the Company adopted the new consolidations guidance, which is within ASC Topic 810, Consolidation. The new guidance requires that a noncontrolling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be presented in the statement of operations. The new guidance also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company applied the fair value measurements and disclosures guidance, which is within ASC Topic 820, Fair Value Measurements and Disclosures, for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application of this guidance for those assets and liabilities did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with the fair value measurements and disclosures guidance. The requirements of this guidance include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. To perform a market valuation, the Company is required to use a market, income or cost approach valuation technique(s). The Company performed its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of 2009. Step 1 of the impairment test indicated that the net book value of the Assurant Employee Benefits (“AEB”) reporting unit was greater than its estimated fair value. Based on the results of the Step 1 test, the Company was required to measure the fair value of goodwill of the AEB reporting unit in Step 2 of the impairment test. As mentioned above, the application of this guidance which was used to measure the fair value of goodwill of the AEB reporting unit in Step 2 of the impairment test did not have an impact on the Company’s financial position or results of operations during 2009.

On January 1, 2009, the Company adopted the new earnings per share guidance on participating securities and the two-class method, which is within ASC Topic 260, Earnings Per Share. The new guidance requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. All prior period earnings per share data presented have been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2009, 2008, and 2007. See Note 24 for further information.

Recent Accounting Pronouncements—Not Yet Adopted

In June 2009, the FASB issued new guidance on transfers of financial assets, which is within ASC Topic 860, Transfers and Servicing. This new guidance amends the derecognition guidance in the Codification and eliminates the exemption from consolidation for qualifying special-purpose entities. This new guidance is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years. Therefore, the Company is required to adopt this guidance on January 1, 2010. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new guidance on the accounting for a variable interest entity (“VIE”), which is within ASC Topic 810. This new guidance amends the consolidation guidance applicable to VIEs to require a qualitative assessment in the determination of the primary beneficiary of the VIE, to require an ongoing reconsideration of the primary beneficiary, to amend the events that trigger a reassessment of whether an entity is a VIE and to change the consideration of kick-out rights in determining if an entity is a VIE. This new guidance provides two transition alternatives: (i) retrospective application with a cumulative-effect adjustment to retained earnings as of the beginning of the first year adjusted; or (ii) application as of the date of adoption with a cumulative-effect adjustment to retained earnings recognized on that date. This new guidance is effective as of the beginning of the Company’s first fiscal year beginning after November 15, 2009, and for interim periods within those fiscal years. Therefore, the Company is required to adopt this guidance on January 1, 2010. The adoption of this new guidance will not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements, which is within ASC Topic 605, Revenue Recognition. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. This new guidance requires both qualitative and quantitative disclosures. This new guidance will be effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. Assuming the Company does not apply the guidance early, the Company is required to adopt this new guidance on January 1, 2011. The Company is currently evaluating the requirements of this new guidance and the potential impact, if any, on the Company’s financial position and results of operations.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Net earned premiums and other considerations	$7,550,335	$7,925,348	$7,407,730
Net investment income	698,838	774,347	799,073
Net realized losses on investments	(53,597)	(428,679)	(62,220)
Amortization of deferred gains on disposal of businesses	22,461	29,412	33,139
Fees and other income	482,464	300,800	275,793

Total revenues	8,700,501	8,601,228	8,453,515

Benefits, losses and expenses:
Policyholder benefits	3,867,982	4,019,147	3,712,711
Selling, underwriting and general expenses (1)	3,979,244	3,957,850	3,668,586
Interest expense	60,669	60,953	61,178

Total benefits, losses and expenses	7,907,895	8,037,950	7,442,475

Income before provision for income taxes and goodwill impairment	792,606	563,278	1,011,040
Provision for income taxes	279,032	115,482	357,294

Net income before goodwill impairment	513,574	447,796	653,746
Goodwill impairment	83,000	—	—

Net income	$430,574	$447,796	$653,746

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for the twelve months ended December 31, 2009 (“Twelve Months 2009”), twelve months ended December 31, 2008 (“Twelve Months 2008”) and twelve months ended December 31, 2007 (“Twelve Months 2007”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net income decreased $17,222, or 4%, to $430,574 for Twelve Months 2009 from $447,796 for Twelve Months 2008. The decrease was primarily due to a $(30,220) net loss for Assurant Health for Twelve Months 2009 compared with net income of $120,254 for Twelve Months 2008. In addition, Twelve Months 2009 includes a non-cash goodwill impairment charge of $83,000. These negative items were partially offset by lower net realized losses on investments of $243,803 (after-tax) as Twelve Months 2009 includes $34,838 (after-tax) compared with $278,641 (after-tax) in Twelve Months 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net income decreased $205,950, or 32%, to $447,796 for Twelve Months 2008 from $653,746 for Twelve Months 2007. The decrease was primarily due to our Corporate and Other segment, which had $278,641 (after-tax) of net realized losses on investments in 2008, compared with $40,443 (after-tax) of net realized losses on investments in 2007. The net realized losses in 2008 and 2007 include $221,099 (after-tax) and $31,320 (after-tax), respectively, of realized losses from the write-down of other-than-temporary declines in our investment portfolio. These declines were partially offset by an increase of $86,928 in Twelve Months 2008, consisting of a $2,064 gain (after-tax) and a $84,864 related tax benefit, associated with the sale of UFLIC, during 2008.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Net earned premiums and other considerations	$2,671,041	$2,813,407	$2,530,445
Net investment income	391,229	420,615	427,331
Fees and other income	216,550	182,508	159,211

Total revenues	3,278,820	3,416,530	3,116,987

Benefits, losses and expenses:
Policyholder benefits	1,029,151	1,198,758	1,073,858
Selling, underwriting and general expenses	2,055,348	2,041,892	1,830,709

Total benefits, losses and expenses	3,084,499	3,240,650	2,904,567

Segment income before provision for income taxes	194,321	175,880	212,420
Provision for income taxes	74,269	63,697	68,499

Segment net income	$120,052	$112,183	$143,921

Net earned premiums and other considerations:
Domestic:
Credit	$241,293	$279,497	$303,231
Service contracts	1,411,953	1,364,886	1,156,991
Other (1)	84,939	60,159	62,709

Total Domestic	1,738,185	1,704,542	1,522,931

International:
Credit	320,462	368,442	376,709
Service contracts	415,694	355,248	249,803
Other (1)	15,731	20,175	39,144

Total International	751,887	743,865	665,656

Preneed (4)	180,969	365,000	341,858

Total	$2,671,041	$2,813,407	$2,530,445

Fees and other income:
Domestic:
Debt protection	$40,058	$34,459	$31,093
Service contracts	102,410	79,298	70,709
Other (1)	18,534	26,661	25,039

Total Domestic	161,002	140,418	126,841

International	27,730	32,919	22,168
Preneed (4)	27,818	9,171	10,202

Total	$216,550	$182,508	$159,211

Gross written premiums (2):
Domestic:
Credit	$526,532	$604,101	$656,975
Service contracts	1,012,670	1,530,284	1,828,048
Other (1)	92,111	71,393	85,005

Total Domestic	1,631,313	2,205,778	2,570,028

International:
Credit	843,225	827,457	833,894
Service contracts	462,964	477,652	422,669
Other (1)	26,567	27,381	46,590

Total International	1,332,756	1,332,490	1,303,153

Total	$2,964,069	$3,538,268	$3,873,181

Preneed (face sales)	$512,366	$445,313	$395,790

Combined ratio (3):
Domestic	97.2%	100.6%	101.1%
International	110.7%	108.2%	105.1%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.
(4)	Effective January 1, 2009, new preneed life insurance policies in which death benefit adjustments are determined at the discretion of the Company are accounted for as universal life contracts. For contracts sold prior to January 1, 2009, these preneed life insurance policies were accounted for and will continue to be accounted for under the limited pay insurance guidance. In accordance with the universal life insurance guidance, income earned on new preneed life insurance policies is presented within policy fee income net of policyholder benefits. Under the limited pay insurance guidance, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being shown separately. The change from reporting certain preneed life insurance policies in accordance with the universal life insurance guidance versus the limited pay insurance guidance is not material to the statement of operations or balance sheet.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Income

Segment net income increased $7,869, or 7%, to $120,052 for Twelve Months 2009 from $112,183 for Twelve Months 2008. The increase was primarily the result of favorable underwriting results in our domestic service contract business from existing and run-off clients. Partially offsetting this increase was unfavorable loss experience in our UK credit insurance business primarily resulting from higher unemployment rates in the UK compared with the prior year, a $19,101 (after-tax) decrease in net investment income and $10,800 (after-tax) of restructuring charges in our domestic and international businesses. Twelve Months 2008 included charges of $24,700 (after-tax) related to our exit from the Denmark market, client bankruptcies, and a loss on a discontinued product in Brazil which were partially offset by $9,900 (after-tax) of income from client related settlements.

Total Revenues

Total revenues decreased $137,710, or 4%, to $3,278,820 for Twelve Months 2009 from $3,416,530 for Twelve Months 2008. The decrease is mainly attributable to reduced net earned premiums and other considerations of $142,366, primarily resulting from the application of universal life insurance accounting guidance, in our Preneed business. Absent this item, net earned premiums increased $35,000, or 1%, due to our domestic and international service contract business from premiums written in prior periods and from a temporary involuntary unemployment product sold by a US auto manufacturer, which started and ended during the second quarter of 2009. This increase was partially offset by unfavorable changes in foreign exchange rates as the U.S. dollar strengthened against international currencies combined with the continued runoff of our domestic credit insurance business. Also contributing to the decrease in revenues was lower net investment income of $29,386, or 7%, primarily due to lower average invested assets and lower investment yields. These decreases were partially offset by an increase in fees and other income of $34,042, or 19%, primarily from the application of the universal life insurance accounting guidance for our Preneed business and the continued growth of our service contract businesses resulting from acquisitions made in the latter part of 2008.

Gross written premiums decreased $574,199, or 16%, to $2,964,069 for Twelve Months 2009 from $3,538,268 for Twelve Months 2008. This decrease was driven primarily by lower domestic service contract business of $517,614, primarily due to a client bankruptcy and decreased retail and auto sales due to the slowdown in consumer spending. Gross written premiums from our domestic credit insurance business decreased $77,569, due to the continued runoff of this product line. Gross written premiums from our international service contract business decreased $14,688, primarily the result of unfavorable changes in foreign exchange rates. This was partially offset by growth from both new and existing clients, consistent with our international expansion strategy. Gross written premiums from our international credit business increased $15,768 primarily driven by growth in several countries due to strong growth from new and existing clients. This was partially offset by unfavorable changes in foreign exchange rates and the slowdown in the UK mortgage market. Preneed face sales were $67,053 higher due to growth from our exclusive distribution partnership with SCI and increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $156,151, or 5%, to $3,084,499 for Twelve Months 2009 from $3,240,650 for Twelve Months 2008. Policyholder benefits decreased $169,607, primarily due to the above mentioned application of universal life insurance accounting guidance, in our Preneed business. Also contributing to the decrease were lower losses from a discontinued credit life product in Brazil and improved loss experience in our domestic service contract business from existing and run-off clients. This was partially offset by unfavorable loss experience in our UK credit insurance business primarily resulting from higher unemployment rates than the prior year. During the Twelve Months 2009, we ceased distributing unemployment insurance-related products through the internet but losses from similar products sold through more traditional distribution channels increased as a result of the prolonged high unemployment in the UK. Selling, underwriting and general expenses increased $13,456. General expenses increased $82,616, primarily due to higher expenses associated with recent domestic extended service contract business acquisitions and restructuring charges relating to our international businesses of $10,600 and $5,900 for our domestic businesses. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $69,160, primarily due to the corresponding favorable change in foreign exchange rates in our international business and reduced commission expense resulting from acquisitions completed in the latter part of 2008. Also contributing to the decrease was the above-mentioned application of universal life insurance accounting guidance in our Preneed business. These declines in Twelve Months 2009 were partially offset by an $18,000 reduction in commission expense related to the accrual of contractual receivables established from certain domestic service contract clients recorded in Twelve Months 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Income

Segment net income decreased $31,738, or 22%, to $112,183 for Twelve Months 2008 from $143,921 for Twelve Months 2007. Twelve Months 2008 net income decreased due to charges associated with client bankruptcies of $8,058 (after-tax) and costs associated with our decision to exit business operations in Denmark of $9,651 (after-tax). The comparative decrease is also due in part to $12,600 (after-tax) of income recognized during 2007 related to settlement fees received from the sale of marketing rights for the independent U.S. preneed business and $8,900 (after-tax) from the completed clients commission reconciliation project partially offset by a settlement with a client of $3,431. Absent these unusual items, net income increased $4,040 due to improved underwriting results from our domestic businesses partially offset by less favorable loss experience in our international businesses, specifically our UK operations, and continued costs to support our international expansion. Net investment income decreased $4,365 (after-tax) primarily attributable to reduced investment income from lower distributions from real estate joint venture partnerships of approximately $9,300 (after-tax) partially offset by an increase of approximately $5,000 (after-tax) resulting from higher average invested assets attributable to growth in our international and domestic service contract business. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Twelve Months 2007 compared with Twelve Months 2008 given more favorable real estate market conditions in 2007. These decreases were partially offset by earnings from acquisitions made in our domestic service contract business in the latter part of 2008.

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

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Net earned premiums and other considerations	$1,947,529	$2,048,238	$1,682,266
Net investment income	110,337	123,043	100,210
Fees and other income	56,890	50,000	51,256

Total revenues	2,114,756	2,221,281	1,833,732

Benefits, losses and expenses:
Policyholder benefits	664,182	785,403	548,873
Selling, underwriting and general expenses	832,528	817,848	701,958

Total benefits, losses and expenses	1,496,710	1,603,251	1,250,831

Segment income before provision for income tax	618,046	618,030	582,901
Provision for income taxes	212,049	212,827	203,661

Segment net income	$405,997	$405,203	$379,240

Net earned premiums and other considerations by major product groupings:
Homeowners (creditor placed and voluntary)	$1,369,031	$1,471,012	$1,188,090
Manufactured housing (creditor placed and voluntary)	219,960	225,209	209,104
Other (1)	358,538	352,017	285,072

Total	$1,947,529	$2,048,238	$1,682,266

Ratios:
Loss ratio (2)	34.1%	38.3%	32.6%
Expense ratio (3)	41.5%	39.0%	40.5%
Combined ratio (4)	74.7%	76.4%	72.2%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Income

Segment net income was relatively flat at $405,997 for Twelve Months 2009 compared to $405,203 for Twelve Months 2008. However, Twelve Months 2008 included $86,200 (after-tax), net of reinsurance, of losses from hurricanes Gustav and Ike, $8,600 (after-tax) in catastrophe reinsurance reinstatement premiums and $5,050 (after-tax) in catastrophe losses from California wildfires. There were no reportable catastrophe losses in Twelve Months 2009, however, net earned premiums decreased $65,461 (after-tax) compared with Twelve Months 2008 primarily related to reduced real estate owned insurance business and higher reinsurance costs.

Total Revenues

Total revenues decreased $106,525, or 5%, to $2,114,756 for Twelve Months 2009 from $2,221,281 for Twelve Months 2008. The decrease in revenues is primarily due to decreased net earned premiums of $100,709, or 5%. The decrease is primarily attributable to lower creditor-placed homeowners insurance net earned premiums due to decreased premiums from real estate owned property, several lost clients due to the financial industry consolidation and a $29,434 increase in catastrophe reinsurance costs. Increased placement rates in our non-real estate owned creditor-placed business and increased average insured values partially offset these negative impacts.

While our leading position in the creditor-placed homeowner market allows us to retain many loan portfolios when they are combined, industry consolidation will affect both our revenues and net income, as margins come under pressure. We also expect that additional premiums in certain client portfolios will be reinsured in 2010, thus reducing our net earned premiums. We have added 75,000 subprime loans in the fourth quarter of 2009 from industry consolidation and will add 80,000 subprime loans in the first quarter of 2010 from a new client. This will help partially offset 230,000 subprime loans we lost in January 2010 due to industry consolidation.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $106,541 or 7%, to $1,496,710 for Twelve Months 2009 from $1,603,251 for Twelve Months 2008. The decrease was due to lower policyholder benefits of $121,221 partially offset by higher selling, underwriting, and general expenses of $14,680. The decrease in policyholder benefits is due to a decrease in reportable catastrophe losses of $132,600, net of reinsurance, related to Hurricanes Ike and Gustav and $7,770 related to California wildfire losses in Twelve Months 2008. There were no reportable catastrophe losses in Twelve Months 2009. Commissions, taxes, licenses and fees decreased $32,022, primarily due to the decline in net earned premiums. General expenses increased $46,702 primarily due to additional services provided to our clients, such as loss drafts, along with investment in technology and infrastructure initiatives. In addition, Twelve Months 2009 includes $3,800 in severance costs related to a reduction in force, including the closure of our California operations center. Twelve Months 2009 combined ratio was 74.7% compared with 76.4% for Twelve Months 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Income

Segment net income increased $25,963, or 7%, to $405,203 for Twelve Months 2008 from $379,240 for Twelve Months 2007. The increase in net income is primarily due to higher net earned premiums from our creditor placed homeowners insurance and our ability to leverage the benefits of scale. Net income also improved due to an increase in net investment income of $14,841 (after-tax) as a result of higher average invested assets resulting from the continued growth of the business and $17,115 (after-tax) of lower losses from California wildfires in Twelve Months 2008 compared with Twelve Months 2007. Net income for Twelve Months 2008 increased despite $86,200 (after-tax), net of reinsurance, of losses from hurricanes Gustav and Ike and $8,600 (after-tax) in catastrophe reinsurance reinstatement premiums.

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

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Net earned premiums and other considerations	$1,879,628	$1,951,955	$2,050,280
Net investment income	47,658	57,464	66,634
Fees and other income	39,879	38,917	40,583

Total revenues	1,967,165	2,048,336	2,157,497

Benefits, losses and expenses:
Policyholder benefits	1,410,171	1,258,188	1,295,441
Selling, underwriting and general expenses	604,698	604,605	627,348

Total benefits, losses and expenses	2,014,869	1,862,793	1,922,789

Segment (loss) income before provision for income tax	(47,704)	185,543	234,708
(Benefit) provision for income taxes	(17,484)	65,289	82,965

Segment net (loss) income	$(30,220)	$120,254	$151,743

Net earned premiums and other considerations:
Individual Markets:
Individual medical	$1,270,198	$1,276,743	$1,283,321
Short-term medical	104,238	101,435	96,837

Subtotal	1,374,436	1,378,178	1,380,158
Small employer group:	505,192	573,777	670,122

Total	$1,879,628	$1,951,955	$2,050,280

Membership by product line:
Individual Markets:
Individual medical	568	578	619
Short-term medical	78	92	87

Subtotal	646	670	706
Small employer group:	121	131	165

Total	767	801	871

Ratios:
Loss ratio (1)	75.0%	64.5%	63.2%
Expense ratio (2)	31.5%	30.4%	30.0%
Combined ratio (3)	105.0%	93.6%	92.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net (Loss)Income

Segment results decreased $150,474, or 125%, to a net loss of $(30,220) for Twelve Months 2009 from net income of $120,254 for Twelve Months 2008. The decrease is primarily attributable to deteriorating claims experience caused by higher medical benefits utilization in all products, $32,370 (after-tax) of charges relating to reserve increases for outcomes in two unfavorable claim-related lawsuits, H1N1-related medical services, unfavorable claim reserve development, the continuing decline in small employer group net earned premiums and increased expenses including $2,925 (after-tax) of restructuring costs.

Total Revenues

Total revenues decreased $81,171, or 4%, to $1,967,165 for Twelve Months 2009 from $2,048,336 for Twelve Months 2008. Net earned premiums and other considerations from our individual medical business decreased $6,545, or less than 1%, while net earned premiums and other considerations from our small employer group business decreased $68,585, or 12%, both due to a continued high level of policy lapses which were partially offset by premium rate increases. The decline in small employer group business is also due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $9,806 due to lower yields and lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $152,076, or 8%, to $2,014,869 for Twelve Months 2009 from $1,862,793 for Twelve Months 2008. Policyholder benefits increased $151,983, or 12%, and the loss ratio increased to 75.0% from 64.5%. The increase in the benefit loss ratio was primarily due to deteriorating claims experience and unfavorable claim reserve development on both individual medical business and small employer group business due to increased utilization and intensity of medical services, coupled with a non-proportionate decline in net earned premiums and $49,800 of reserve increases stemming from two separate claim related lawsuits. In addition, policyholder benefits include $3,900 for H1N1-related medical services. We estimate that the cost of administering H1N1 vaccines and related medical services will increase our claim expenses $4,000 to $5,000 in the first six months of 2010. Selling, underwriting and general expenses increased $93, or less than 1%. Higher expenses including $4,500 of restructuring costs, increased advertising expense of $8,155, and increased loss adjustment expense were partially offset by lower amortization of deferred acquisition costs. In 2010, healthcare reform legislation currently pending in the U.S. Congress could increase our costs and/or decrease our revenues. See “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” for more information.

In light of the factors noted above, we do not expect the Assurant Health segment to return to profitability until late 2010.

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

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $59,996, or 3%, to $1,862,793 for Twelve Months 2008 from $1,922,789 for Twelve Months 2007. Policyholder benefits decreased $37,253, or 3%, primarily due to the decrease in small employer group business in Twelve Months 2008 compared to Twelve Months 2007. Although policyholder benefits decreased, the loss ratio increased to 64.5% from 63.2%. The increase in the benefit loss ratio was primarily due to higher claims experience on individual medical business coupled with a non-proportionate decline in net earned premiums. Our small employer group business had more favorable loss experience in Twelve Months 2008 compared to Twelve Months 2007. Selling, underwriting and general expenses decreased $22,743, or 4%, primarily due to lower commission expenses for both individual medical and small employer group business associated with the decline in net earned premium.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Net earned premiums and other considerations	$1,052,137	$1,111,748	$1,144,739
Net investment income	133,365	147,027	166,955
Fees and other income	28,343	26,139	23,997

Total revenues	1,213,845	1,284,914	1,335,691

Benefits, losses and expenses:
Policyholder benefits	757,070	775,684	790,570
Selling, underwriting and general expenses	392,901	400,816	411,868

Total benefits, losses and expenses	1,149,971	1,176,500	1,202,438

Segment income before provision for income tax	63,874	108,414	133,253
Provision for income taxes	21,718	37,857	46,232

Segment net income	$42,156	$70,557	$87,021

Ratios:
Loss ratio (1)	72.0%	69.8%	69.1%
Expense ratio (2)	36.4%	35.2%	35.2%
Net earned premiums and other considerations:
By major product groupings:
Group dental	$425,288	$435,115	$412,810
Group disability single premiums for closed blocks (3)	—	11,447	49,456
All other group disability	434,381	459,208	467,490
Group life	192,468	205,978	214,983

Total	$1,052,137	$1,111,748	$1,144,739

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Income

Segment net income decreased $28,401 or 40%, to $42,156 for Twelve Months 2009 from $70,557 for Twelve Months 2008. The decrease in net income was primarily driven by lower net earned premiums and less favorable life, dental and disability loss experience. In addition, net investment income was lower by $8,880 (after-tax) due to decreased average invested assets and lower investment yields. In addition, net income includes a reserve release related to annual reserve adequacy studies of $2,102 (after-tax) in Twelve Months 2009 compared with $3,485 (after-tax) in Twelve Months 2008.

Total Revenues

Total revenues decreased 5% to $1,213,845 for Twelve Months 2009 from $1,284,914 for Twelve Months 2008. Twelve Months 2008 net earned premiums includes $11,447 of single premiums on closed blocks of business. Excluding single premiums on closed blocks of business, net earned premiums decreased 4%, or $48,164, driven by decreases in all products. The overall decrease is due to increased lapses and fewer covered lives due to higher unemployment, along with a difficult sales environment which presents a challenge to revenue growth. Although we added two new clients in the fourth quarter of 2009, assumed premiums from our Disability RMS distribution channel decreased $7,626 or 5% for Twelve Months 2009 compared to the prior year, excluding single premiums from closed blocks of business. An additional $4,594 of assumed premiums in the fourth quarter of 2009 is attributable to the acquisition of a block of business from Shenandoah Life Insurance Company. Net investment income decreased 9% or $13,662 due to a decrease in average invested assets and lower investment yields. In addition, Twelve Months 2008 included $1,294 in real estate joint venture partnership income while Twelve Months 2009 includes a loss of $237 from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 2% to $1,149,971 for Twelve Months 2009 from $1,176,500 for Twelve Months 2008. The loss ratio increased to 72.0% from 69.8%, primarily driven by less favorable experience across all products with the exception of assumed disability business through our Disability RMS distribution channel. Overall, disability recovery rates were less favorable for Twelve Months 2009 compared with the prior year, although incidence has remained steady. Group life and dental experience were less favorable when compared with the prior year. Dental experience has been impacted by higher utilization in the current year. Our annual reserve adequacy studies led to a release of $3,234, for Twelve Months 2009 resulting in a reduction to benefits and expenses compared with $5,362 in Twelve Months 2008.

Excluding the single premiums on closed blocks of business in the prior year, the expense ratio increased to 36.4% from 35.2% driven by lower net earned premiums as well as additional costs incurred with new client additions and $2,445 of restructuring costs in Twelve Months 2009. We have continued to manage expenses and have experienced a 2% or $7,915 decrease for Twelve Months 2009 in selling, underwriting and general expenses compared with Twelve Months 2008.

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

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Net investment income	$16,249	$26,198	$37,943
Net realized losses on investments	(53,597)	(428,679)	(62,220)
Amortization of deferred gains on disposal of businesses	22,461	29,412	33,139
Fees and other income	140,802	3,236	746

Total revenues	125,915	(369,833)	9,608

Benefits, losses and expenses:
Policyholder benefits	7,408	1,114	3,969
Selling, underwriting and general expenses	93,769	92,689	96,703
Interest expense	60,669	60,953	61,178

Total benefits, losses and expenses	161,846	154,756	161,850

Segment loss before benefit for income taxes	(35,931)	(524,589)	(152,242)
Benefit for income taxes	(11,520)	(264,188)	(44,063)

Segment net loss	$(24,411)	$(260,401)	$(108,179)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Loss

Segment net loss improved $235,990, to $(24,411) for Twelve Months 2009 compared with $(260,401) for Twelve Months 2008. Segment results improved mainly due to a decline in net realized losses on investments of $243,803 (after-tax) and a favorable legal settlement with Willis Limited. The after-tax settlement, net of attorney fees and allowances for related recoverables, was $83,542. Segment results also include a $3,500 (after-tax) penalty to settle the previously disclosed SEC investigation regarding a finite reinsurance arrangement. Expenses related to the SEC investigation, which include reimbursements of certain SEC investigation related expenses through our director and officer insurance coverage, were $4,076 (after-tax) lower in Twelve Months 2009 compared with Twelve Months 2008. These improvements were partially offset by a tax benefit of $88,994 related to the sale of an inactive subsidiary included in Twelve Months 2008, $9,914 of tax expense from the change in deferred tax asset valuation allowance, previously disclosed executive compensation expense (severance and special retirement bonus) of $4,550 (after-tax) and a decline in net investment income of $6,467 (after-tax).

Total Revenues

Total revenues increased $495,748, to $125,915 for Twelve Months 2009 compared with $(369,833) for Twelve Months 2008. The increase in revenues is mainly due to an improvement of $375,082 in net realized losses on investments and a favorable legal settlement of $139,000 with Willis Limited, mentioned above. Included in net realized losses on investments were other-than-temporary impairments (“OTTI”) of $38,660 and $340,153 for Twelve Months 2009 and Twelve Months 2008, respectively. These increases were partially offset by a decline of $9,949 in net investment income as a result of lower short-term interest rates and lower average invested assets and $6,951 in lower amortization of deferred gains on disposal of businesses.

Total Benefits, Losses and Expenses

Total expenses increased $7,090, to $161,846 in Twelve Months 2009 compared with $154,756 in Twelve Months 2008. The increase in expenses is mainly due to additional executive compensation expense of $7,000.

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

Goodwill impairment

In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), goodwill is deemed to have an indefinite life and should not be amortized, but rather must be tested, at least annually, for impairment. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would “more likely than not” reduce the fair value of the reporting unit below its carrying value.

The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Factors Affecting Results-Critical Accounting Estimates-Valuation and Recoverability of Goodwill” for more information.

All reporting units, except Assurant Employee Benefits, passed the Step 1 test. Based upon the assessment described above; Assurant concludes that no goodwill impairment exists for the Assurant Solutions, Assurant Specialty Property and Assurant Health reporting units. Since Assurant Employee Benefits failed the Step 1 test, we are required to perform a Step 2 test to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. Based on our Step 2 test it was determined that 45% of the goodwill of the Assurant Employee Benefits reporting unit was impaired, resulting in a non-cash charge of $83,000. This impairment reflects the challenging near term growth environment for the Assurant Employee Benefits reporting unit and an increased net book value of the reporting unit, primarily related to its investment portfolio, which has increased in value by $137,600 (after-tax) from prior year. Management remains confident in the long-term prospects of the Assurant Employee Benefits reporting unit.

Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value and OTTI of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$115,268	$5,135	$(73)	$120,330	$—
States, municipalities and political subdivisions	873,548	42,499	(5,979)	910,068	—
Foreign governments	558,254	19,352	(4,779)	572,827	—
Asset-backed	51,834	2,599	(470)	53,963	833
Commercial mortgage-backed	159,780	1,589	(1,462)	159,907	—
Residential mortgage-backed	685,373	29,224	(2,594)	712,003	123
Corporate	7,240,026	325,646	(127,998)	7,437,674	8,697

Total fixed maturity securities	$9,684,083	$426,044	$(143,355)	$9,966,772	$9,653

Equity securities:
Common stocks	$5,493	$285	$(1,249)	$4,529	$—
Non-redeemable preferred stocks	508,856	31,657	(32,055)	508,458	—

Total equity securities	$514,349	$31,942	$(33,304)	$512,987	$—

(1)	– Represents the amount of other-than-temporary impairment gains in AOCI, which, from April 1, 2009, were not included in earnings under the new OTTI guidance for debt securities.

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Asset-backed	62,184	157	(2,435)	59,906
Commercial mortgage-backed	241,458	60	(43,415)	198,103
Residential mortgage-backed	677,633	29,670	(1,027)	706,276
Corporate	6,722,890	107,270	(700,143)	6,130,017

Total fixed maturity securities	$9,218,644	$184,454	$(771,411)	$8,631,687

Equity securities:
Common stocks	$5,384	$283	$(1,618)	$4,049
Non-redeemable preferred stocks	557,556	7,120	(134,273)	430,403

Total equity securities	$562,940	$7,403	$(135,891)	$434,452

The industry categories that comprise our “Corporate” fixed maturity securities captions above as of the dates indicated are:

	December 31, 2009		December 31, 2008
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized (Loss) Gain
Industry Category:
Consumer cyclical	$1,014,735	$38,770	$915,887	$(119,341)
Consumer non-cyclical	322,638	15,797	302,847	(12,697)
Energy	790,437	39,340	604,332	(65,668)
Financials	2,076,599	(12,699)	1,672,525	(196,670)
Health care	431,155	14,574	290,410	(15,606)
Industrials	952,792	24,638	851,921	(97,925)
Materials	292,502	5,164	220,934	(41,477)
Technology	156,272	5,730	120,626	(5,784)
Telecommunications	502,267	28,242	376,896	(11,976)
Utilities	894,794	38,149	767,630	(25,558)
Other corporate	357	8	374	11
Collaterized debt obligations	3,126	(65)	5,635	(182)

Total corporate securities	$7,437,674	$197,648	$6,130,017	$(592,873)

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2009		December 31, 2008
Aaa / Aa / A	$6,152,842	61.8%	$5,712,630	66.1%
Baa	2,953,964	29.6%	2,398,830	27.8%
Ba	647,321	6.5%	403,636	4.7%
B and lower	212,645	2.1%	116,591	1.4%

Total	$9,966,772	100.0%	$8,631,687	100.0%

Net unrealized gains on fixed maturity securities were $282,689 as of December 31, 2009, compared to net unrealized losses of $(586,957) as of December 31, 2008. The change of $869,646 was primarily due to a decrease in credit spreads across many sectors, partially offset by an increase in treasury yields. Net unrealized losses on equity securities improved by $127,126 in 2009. The increase was primarily due to an improvement in the overall performance of the preferred stock market.

Major categories of net investment income were as follows:

	Years Ended December 31,
	2009	2008	2007
Fixed maturity securities	$558,639	$584,712	$564,369
Equity securities	38,189	45,775	47,264
Commercial mortgage loans on real estate	92,116	95,013	91,702
Policy loans	3,329	3,717	3,967
Short-term investments	7,933	16,256	17,327
Other investments	17,453	27,395	59,998
Cash and cash equivalents	8,359	26,990	40,026

Total investment income	726,018	799,858	824,653

Investment expenses	(27,180)	(25,511)	(25,580)

Net investment income	$698,838	$774,347	$799,073

Net investment income decreased $75,509, or 10%, to $698,838 at December 31, 2009 from $774,347 at December 31, 2008. The decrease is due to lower overall investment yields.

Net investment income decreased $24,726, or 3%, to $774,347 in 2008 from $799,073 in 2007. The decrease is due to lower distributions from real estate joint venture partnerships and lower yields. The decrease in investment income from real estate joint venture partnerships is due to greater sales of underlying properties in 2007 compared with 2008 given the more favorable real estate market conditions in 2007. Additionally, the yield on average invested assets and cash and cash equivalents, which excludes investment income from real estate partnerships, was 5.50% in 2008 compared to 5.69% in 2007.

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

We recorded net realized losses, including other-than-temporary impairments, in the statement of operations as follows:

	Years Ended December 31,
	2009	2008	2007
Net realized (losses) gains related to sales:
Fixed maturity securities	$17,651	$(23,775)	$(13,884)
Equity securities	(20,931)	(46,771)	(10,767)
Commercial mortgage loans on real estate	(10,219)	326	(532)
Other investments	(1,438)	(4,819)	11,147
Collateral held under securities lending	—	(13,487)	—

Total net realized losses related to sales	(14,937)	(88,526)	(14,036)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(23,238)	(191,873)	(31,703)
Equity securities	(14,555)	(142,756)	(16,481)
Other investments	(867)	(5,524)	—

Total net realized losses related to-other-than-temporary impairments	(38,660)	(340,153)	(48,184)

Total net realized losses	$(53,597)	$(428,679)	$(62,220)

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Balance, April 1, 2009	$119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,464
Additions for credit loss impairments recognized in the current period on securities previously impaired	6,900
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(433)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18,900)

Balance, December 31, 2009	$108,053

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

As of December 31, 2009, the Company owned $239,054 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $200,167 of municipal securities, whose credit rating was AA- both with and without the guarantee. Due to credit rating downgrades of the financial guarantee insurance companies their financial guarantee is providing minimal or no value in the current market environment.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2009, approximately 2.4% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.3% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 32% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

As required by the fair value measurements and disclosures guidance, which is within ASC Topic 820, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of the following three levels:

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

Management evaluates the following factors in order to determine whether the market for a financial asset is inactive. The factors include, but are not limited to:

•	There are few recent transactions,

•	Little information is released publicly,

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of the bid-ask spread

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

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale under the debt and equity securities guidance, which is within ASC Topic 320. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of December 31, 2009 and December 31, 2008, our collateral held under securities lending, the use of which is unrestricted, was $218,129 and $234,027, respectively, while our liability to the borrower for collateral received was $220,279 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of December 31, 2009 and December 31, 2008. The Company continues to reduce the size of the securities lending program to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

During 2009, subsidiaries of the Company entered into two reinsurance agreements (the “Reinsurance Agreements”) with Ibis Re Ltd., a reinsurance company domiciled in the Cayman Islands (“Ibis Re”), in connection with a fully collateralized catastrophe reinsurance bond program in the aggregate amount of $150,000 (the “Cat Bonds”). In connection with the issuance of the Cat Bonds, Ibis Re set up two insurance trusts to hold certain investments to secure payments to the subsidiaries under the Reinsurance Agreements and the repayment of principal to the bondholders, as applicable, and entered into two related swap agreements (each a “Swap”) with Goldman Sachs International (the “Swap Counterparty”).

The Swaps may be terminated as a result of certain events, including but not limited to a payment default by the Swap Counterparty, the insolvency of the Swap Counterparty, certain changes in law with regard to the Swap

Counterparty, or certain merger transactions involving the Swap Counterparty (each a “Swap Counterparty Event”). In the event of such termination, the Company may elect either to replace the Swap Counterparty and enter into an interim swap agreement (the “Interim Swap Agreement”), acting as an interim swap counterparty opposite Ibis Re, or to appoint another swap counterparty to replace the Swap Counterparty. Following a termination of a Swap as the result of a Swap Counterparty Event, if either the Company or a designated affiliate does not upon two business days notice indicate its intention to enter into the Interim Swap Agreement with Ibis Re or appoint another swap counterparty to replace the Swap Counterparty, then the related class of Cat Bond will be subject to early redemption on the next following quarterly payment date for such Cat Bond.

Business Dispositions

To exit certain businesses, we have used reinsurance to facilitate transactions because the businesses share legal entities with business segments we retain. Assets supporting liabilities ceded relating to these businesses are held in trusts and the separate accounts relating to divested business are still reflected in our consolidated balance sheets. Please see “Item 1A—Risk Factors—Risks Related to Our Company—We have sold businesses through reinsurance that could again become a direct financial and administrative responsibility if the purchasing companies were to become insolvent” for a discussion of related risks.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A. M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2010, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $524,666. During 2010, we will begin a 2 year project to streamline the Assurant Solutions legal entity structure which we anticipate will free up $75,000 to $150,000 in distributions to the holding company.

Liquidity

Dividends and or returns of capital paid by our subsidiaries totaled $703,099, $453,303 and $436,900 for the years ended December 31, 2009, 2008 and 2007, respectively. We used these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding common shares.

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

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances where unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper and drawing funds from our revolving credit facility. In addition, on November 6, 2008, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement enables us to issue equity, debt, or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we determine to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

On January 25, 2010, we announced that our Board of Directors declared a quarterly dividend of $0.15 per common share payable on March 8, 2010 to stockholders of record as of February 22, 2010. We paid dividends of $0.15 on December 14, 2009, September 15, 2009, and June 9, 2009 and $0.14 per common share on March 9, 2009. In 2008, we paid dividends of $0.14 per common share on December 10, 2008, September 9, 2008, and June 10, 2008, and $0.12 per common share on March 10, 2008. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

With the settlement of the SEC’s finite reinsurance investigation concluded we resumed our share repurchase program in 2010. On January 22, 2010, our Board of Directors authorized an additional $600,000 for the repurchase of Assurant’s shares. This brought the total repurchase authorization to $770,044 for use in the open market and/or for private transactions. The timing and the amount of repurchases will depend on the market conditions and other factors.

Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our senior notes and dividends on our common shares.

Retirement and Other Employee Benefits

We sponsor both a qualified and non-qualified pension plan and a retirement health benefits plan covering our employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets, to aid us in selecting appropriate assumptions and valuing our related liabilities. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation may vary and include an expectation of long-term market appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.

The Pension Protection Act of 2006 (“PPA”) requires certain qualified plans, like the Assurant Pension Plan (the “Plan”), to meet specified funding thresholds beginning with the 2009 plan year. If these funding thresholds are not met, there are negative consequences to the Plan and participants. If the funded percentage falls below 80%, full payment of lump sum benefits as well as implementation of amendments improving benefits are restricted.

As of January 1, 2009, the Plan’s funded percentage is 128% on a PPA calculated basis. Therefore, benefit and payment restrictions did not occur during 2009. The 2009 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2010. Due to the well funded status of the Plan in 2009, no restrictions will exist before October 2010 (the time that the January 1, 2010 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2010, we do not anticipate any restrictions on benefits for the remainder of 2010.

Our qualified pension plan was under funded by $87,977 on a GAAP basis at December 31, 2009. We established a funding policy for our qualified pension plan in which service cost plus 15% of plan deficit will be contributed annually. We made $40,000 of discretionary pension plan contributions in 2009 and we expect to contribute $40,000 in 2010. See Note 22 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

The impact of a 25 basis point change in the discount rate on the 2010 projected benefit expense would result in a change of $1,800 for both the qualified and non-qualified pension plan and $200 for the retirement health benefit plan. The impact of a 25 basis point change in the expected return on assets assumption on the 2010 projected benefit expense would result in a change of $1,300 for the qualified pension plan and $100 for the retirement health benefits plan.

Commercial Paper Program

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. Our commercial paper program is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,114 was available at December 31, 2009, due to outstanding letters of credit.

On December 18, 2009, the Company entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility replaces the Company’s prior five-year $500,000 revolving credit facility (“2004 Credit Facility”). The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided the Company is in compliance with all covenants. The agreement has a sublimit for letters of credit issued under the agreement of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes.

The amended and restated 2004 Credit Facility, which as of December 18, 2009 has been replaced by the 2009 Credit Facility, was unsecured and was available until April 2010, so long as the Company was in compliance with all the covenants. The 2004 Credit Facility was also available for general corporate purposes, but to the extent used thereto, was unavailable to back the commercial paper program.

The Company did not use the commercial paper program during the twelve months ended December 31, 2009 and 2008 and there were no amounts relating to the commercial paper program outstanding at December 31, 2009 and December 31, 2008. The Company did not borrow using the 2004 Credit Facility during the twelve months ended December 31, 2009 and 2008. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at December 31, 2009. The Company does have $24,866 of letters of credit outstanding under the 2009 Credit Facility as of December 31, 2009.

The 2009 Credit Facility contains restrictive covenants, all of which have been met as of December 31, 2009. These covenants include (but are not limited to):

(i)	Maintenance of a maximum debt to total capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1; and

(ii)	Maintenance of a consolidated adjusted net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation the “Minimum Amount” is an amount equal to the sum of (a) the base amount $3,352,474 plus (b) 50% of consolidated net income for each fiscal quarter (if positive) ending after December 31, 2009, plus (c) 50% of the net proceeds of any issuance of Capital Stock or Hybrid Securities received after September 30, 2009.

At December 31, 2009, our ratio of debt to total capitalization was 0.17 to 1, the consolidated Minimum Amount described in (ii) above was $3,352,474 and our actual consolidated adjusted net worth as calculated under the covenant was $4,795,484.

In the event of the breach of certain covenants all obligations under the facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is due February 15, 2034. Our senior notes are rated bbb by A.M. Best, Baa1 by Moody’s and BBB by S&P, as of December 31, 2009.

Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $60,188 for the years ended December 31, 2009 and 2008, respectively. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in):
Operating activities (1)	$278,963	$976,857	$1,212,454
Investing activities	141,467	(329,003)	(1,208,585)
Financing activities	(142,562)	(412,134)	(186,577)

Net change in cash	$277,868	$235,720	$(182,708)

(1)	Includes effect of exchange rates changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2009, 2008, and 2007.

Operating activities:

Net cash provided by operating activities was $278,963 and $976,857 for the years ended December 31, 2009 and 2008, respectively. The decrease in cash provided by operating activities is primarily due to reduced gross written premium and greater claim payments made in 2009, primarily the result of deteriorating economic conditions and payments associated with hurricanes Ike and Gustav which occurred in the second half of 2008.

Net cash provided by operating activities was $976,857 and $1,212,454 for the years ended December 31, 2008 and 2007, respectively. The decrease in cash provided by operating activities was mainly due to greater claim payments associated with hurricanes Gustav and Ike in 2008 and declines in gross written premium from our domestic insurance businesses in our Assurant Solutions segment, partially offset by cash received from the termination of a previous strategic alliance with GE.

Investing Activities:

Net cash provided by (used in) investing activities was $141,467 and $(329,003) for the years ended December 31, 2009 and 2008, respectively. The change in investing activities is primarily due to fewer purchases of short-term investments, commercial mortgage loans, fixed maturity securities and equity securities, partially offset by a decrease in sales of fixed maturity and equity securities.

Net cash used in investing activities was $329,003 and $1,208,585 for the years ended December 31, 2008 and 2007, respectively. The decrease in investing activities was mainly due to a decrease in purchases of fixed maturity securities and changes in collateral held under securities, partially offset by the change in short-term investments and the acquisitions of Signal and the GE Warranty Management Group.

Financing Activities:

Net cash used in financing activities was $142,562 and $412,134 for the years ended December 31, 2009 and 2008, respectively. The decrease in cash used in financing activities is primarily due to the change in obligation under securities lending, fewer repurchases of common stock and a decrease in the redemption of mandatorily redeemable preferred stock.

Net cash used in financing activities was $412,134 and $186,577 for the years ended December 31, 2008 and 2007, respectively. The increase in net cash used in financing activities was mainly due to changes in obligation under securities lending, partially offset by a decrease in cash used to re-purchase our common stock. During 2008, the Company purchased 1,000,000 shares from Fortis, its former parent.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007
Security
Interest paid on mandatory redeemable preferred stock and debt	$60,569	$60,859	$61,089
Common stock dividends	69,596	63,672	55,038

Total	$130,165	$124,531	$116,127

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2009, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2009
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$16,328,240	$1,825,783	$1,557,849	$1,383,609	$11,560,999
Debt and related interest	1,857,000	60,188	120,375	592,250	1,084,187
Mandatory redeemable preferred stock	8,160	—	—	—	8,160
Operating leases	145,047	34,755	45,869	25,140	39,283
Pension obligations and postretirement benefit	501,501	32,091	72,414	86,429	310,567
Commitments:
Investment purchases outstanding:
Other investments	17,500	17,500	—	—	—
Liability for unrecognized tax benefit	22,321	1,495	10,464	10,362	—

Total obligations and commitments	$18,879,769	$1,971,812	$1,806,971	$2,097,790	$13,003,196

(1)	Insurance liabilities, reflected in the commitments and contingencies table above, include products for which we are currently making periodic payments and products for which we are not making periodic payments, but for which we believe the amount and timing of future payments is essentially fixed and determinable. Amounts included in insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $7,349,633 and claims and benefits payable of $3,366,327 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $28,566 and $29,617 of letters of credit outstanding as of December 31, 2009 and December 31, 2008, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and stockholders’ interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to inflation risk and to a lesser extent foreign currency risk.

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

Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when either invested assets or liabilities, but not both is indexed to inflation.

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

The interest rate sensitivity relating to price risk of our fixed maturity securities is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the United States and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio:

Interest Rate Movement Analysis

of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2009

	-100	-50	0	50	100
Total market value	$10,680,018	$10,316,329	$9,966,772	$9,632,477	$9,315,290
% Change in market value from base case	7.16%	3.51%	—%	-3.35%	-6.54%
$ Change in market value from base case	$713,246	$349,557	$—	$-334,295	$-651,482

The interest rate sensitivity relating to reinvestment risk of our fixed maturity securities is assessed using hypothetical scenarios that assume purchases in the primary market and considers the effects of interest rates on sales. The effects of embedded options including call or put features are not considered. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology.

The following table summarizes the results of this analysis on our reported portfolio yield:

Interest Rate Movement Analysis

of Portfolio Yield of Fixed Maturity Securities Investment Portfolio

As of December 31, 2009

	-100	-50	0	50	100
Portfolio yield	5.80%	5.85%	5.89%	5.93%	5.98%
Basis point change in portfolio yield	(0.09)%	(0.04)%	—%	0.04%	0.09%

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of December 31, 2009:

Rating	Fair Value	Percentage of Total
Aaa/Aa/A	$6,152,842	62%
Baa	2,953,964	30%
Ba	647,321	6%
B and lower	212,645	2%

Total	$9,966,772	100%

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

For at least 50% of our $4,212,863 of reinsurance recoverables at December 31, 2009, we are protected from the credit risk by using various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,218,501 and $1,569,252 as of December 31, 2009 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A and A+, respectively. A.M. Best maintains a negative outlook on the issuer credit and financial strength ratings of The Hartford. The A.M. Best ratings of John Hancock are stable. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “—We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing Companies were to become insolvent.” We believe that a majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 9% of Assurant preneed’s insurance policies with reserves of $341,956 as of December 31, 2009 have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have limited foreign exchange risk exposure to currencies other than the Canadian dollar, primarily the British pound and Brazilian Real. However, total invested assets denominated in these other currencies were less than 2% of our total invested assets at December 31, 2009.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,141,656 of the total, on our entire fixed maturity portfolio is summarized in the following table:

Foreign Exchange Movement Analysis

of Market Value of Fixed Maturity Securities Assets

As of December 31, 2009

Foreign exchange spot rate at December 31, 2009, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$9,852,603	$9,909,688	$9,966,772	$10,023,856	$10,080,941
% change of market value from base case	(1.15)%	(0.57)%	—%	0.57%	1.15%
$ change of market value from base case	$(114,169)	$(57,084)	$—	$57,084	$114,169

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

Foreign Exchange Movement Analysis

Of Net Income

As of December 31, 2009

Foreign exchange daily average rate for the year ended December 31, 2009, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$427,843	$429,208	$430,574	$431,940	$433,305
% change of net income from base case	(0.63)%	(0.32)%	0.00%	0.32%	0.63%
$ change of net income from base case	$(2,731)	$(1,366)	$(0)	$1,366	$2,731

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

In accordance with the guidance on embedded derivatives, which is within ASC Topic 815, we have bifurcated the modified coinsurance agreement with The Hartford into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value in the consolidated balance sheets. The invested assets related to this modified coinsurance agreement are included in other investments on the consolidated balance sheets.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The management of Assurant is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Assurant’s disclosure controls and procedures. Based on that evaluation, management concluded that Assurant’s disclosure controls and procedures as of December 31, 2009, were effective to provide reasonable assurance that information required to be disclosed by Assurant in the reports Assurant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2009 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in our upcoming 2010 Proxy Statement (“2010 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2010 Proxy Statement, under the captions “Directors” and “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2010 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee in the 2010 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

Code of Ethics

The Assurant Code of Ethics applies to all directors, officers and employees of Assurant, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and our Corporate Governance Guidelines are posted on the “Corporate Governance” subsection of the “Investor Relations” section of our website at www.assurant.com. We intend to post any amendments to or waivers from the Code of Ethics that apply to our executive officers or directors on our website.

Item 11. Executive Compensation

The information in the 2010 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2010 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2010 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2010 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2010 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended on May 15, 2009 (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 6, 2009).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K, originally filed on January 25, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee (incorporated by reference from Exhibit 10.27 to Registrant’s Form 10-K, originally filed on March 30, 2004).

4.3

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10.1	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.2	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.3	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.4	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.5	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.6	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

Exhibit Number	Exhibit Description
10.7	Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to the Registrant’s Form S-8, originally filed on May 15, 2008).*

10.8	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.9	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.10	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.11	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.12	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.13	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.14	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.15	Assurant, Inc. Executive Short Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.16	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.17	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.18	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.19	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.20	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.21	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

Exhibit Number	Exhibit Description
10.22	Letter Agreement, dated October 17, 1997, between American Bankers Insurance Group and Philip Bruce Camacho (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on December 10, 2003).*

10.23	Separation Agreement, dated March 3, 2009, by and between Assurant, Inc. and Philip Bruce Camacho (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 9, 2009).*

10.24	Consulting Agreement, dated March 3, 2009, by and between Assurant, Inc. and Philip Bruce Camacho (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, originally filed on March 9, 2009).*

10.25	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2010.*

10.26	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.27	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.28	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.29	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.30	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.31	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.32	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.33	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

10.34	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.35	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

Exhibit Number	Exhibit Description
10.36	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.37	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.38	Employment Letter Agreement, dated April 21, 2008, between Assurant, Inc. and Bart Schwartz.*

12.1	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2009.

12.2	Computation of Other Ratios as of December 31, 2009.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2010.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 2010.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. PENINGER Michael J. Peninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* John Michael Palms	Non-Executive Chairman of the Board

* Robert J. Blendon	Director

* Beth L. Bronner	Director

* Howard L. Carver	Director

* Juan N. Cento	Director

* Allen R. Freedman	Director

* Lawrence V. Jackson	Director

* David B. Kelso	Director

* Charles J. Koch	Director

* H. Carroll Mackin	Director

Signature	Title

* Elaine D. Rosen	Director

*By:	/S/ MICHAEL J. PENINGER
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. (the “Company”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than temporary impairment of debt securities on April 1, 2009, its method of accounting related to fair value measurements on January 1, 2008, and its method of accounting for uncertain income taxes and for deferred acquisition costs in connection with the modifications or exchanges of insurance contracts on January 1, 2007.

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

New York, New York

February 25, 2010

Assurant, Inc.

Consolidated Balance Sheets

At December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$9,684,083 in 2009 and $9,218,644 in 2008 )	$9,966,772	$8,631,687
Equity securities available for sale, at fair value (cost—$514,349 in 2009 and $562,940 in 2008)	512,987	434,452
Commercial mortgage loans on real estate, at amortized cost	1,428,027	1,506,694
Policy loans	56,407	58,096
Short-term investments	453,469	703,402
Collateral held under securities lending	218,129	234,027
Other investments	522,041	498,434

Total investments	13,157,832	12,066,792

Cash and cash equivalents	1,318,552	1,040,684
Premiums and accounts receivable, net	507,933	513,181
Reinsurance recoverables	4,212,863	4,010,170
Accrued investment income	155,757	144,679
Tax receivable	—	44,156
Deferred acquisition costs	2,504,654	2,650,672
Property and equipment, at cost less accumulated depreciation	275,420	278,621
Deferred income taxes, net	167,240	449,372
Goodwill	926,398	1,001,899
Value of business acquired	94,632	108,204
Other assets	548,183	427,347
Assets held in separate accounts	1,972,332	1,778,809

Total assets	$25,841,796	$24,514,586

Liabilities
Future policy benefits and expenses	$7,349,633	$7,095,645
Unearned premiums	5,153,564	5,407,859
Claims and benefits payable	3,366,327	3,302,731
Commissions payable	218,060	233,200
Reinsurance balances payable	95,413	88,393
Funds held under reinsurance	49,417	38,433
Deferred gain on disposal of businesses	164,899	187,360
Obligation under securities lending	220,279	256,506
Accounts payable and other liabilities	1,388,279	1,433,028
Tax payable	30,126	—
Debt	972,058	971,957
Mandatorily redeemable preferred stock	8,160	11,160
Liabilities related to separate accounts	1,972,332	1,778,809

Total liabilities	20,988,547	20,805,081

Commitments and contingencies (Note 26)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 116,648,714 and 117,368,534 shares outstanding at December 31, 2009 and 2008, respectively	1,447	1,443
Additional paid-in capital	2,962,883	2,928,160
Retained earnings	3,054,466	2,650,371
Accumulated other comprehensive income(loss)	65,925	(670,946)
Treasury stock, at cost; 28,119,993 and 26,997,943 shares at December 31, 2009 and 2008, respectively	(1,231,472)	(1,199,523)

Total stockholders’ equity	4,853,249	3,709,505

Total liabilities and stockholders’ equity	$25,841,796	$24,514,586

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$7,550,335	$7,925,348	$7,407,730
Net investment income	698,838	774,347	799,073
Net realized losses on investments, excluding other-than-temporary impairment losses	(14,937)	(88,526)	(14,036)
Total other-than-temporary impairment losses	(35,905)	(340,153)	(48,184)
Portion of gain recognized in other comprehensive income, before taxes	(2,755)	—	—

Net other-than-temporary impairment losses recognized in earnings	(38,660)	(340,153)	(48,184)
Amortization of deferred gain on disposal of businesses	22,461	29,412	33,139
Fees and other income	482,464	300,800	275,793

Total revenues	8,700,501	8,601,228	8,453,515

Benefits, losses and expenses
Policyholder benefits	3,867,982	4,019,147	3,712,711
Amortization of deferred acquisition costs and value of business acquired	1,601,880	1,671,680	1,429,735
Underwriting, general and administrative expenses	2,377,364	2,286,170	2,238,851
Interest expense	60,669	60,953	61,178
Goodwill impairment	83,000	—	—

Total benefits, losses and expenses	7,990,895	8,037,950	7,442,475

Income before provision for income taxes	709,606	563,278	1,011,040
Provision for income taxes	279,032	115,482	357,294

Net income	$430,574	$447,796	$653,746

Earnings Per Share
Basic (1)	$3.65	$3.79	$5.45
Diluted (1)	$3.63	$3.76	$5.38
Dividends per share	$0.59	$0.54	$0.46
Share Data:
Weighted average shares outstanding used in basic per share calculations (1)	118,036,632	118,005,967	119,934,873
Plus: Dilutive securities (1)	459,008	968,712	1,624,694

Weighted average shares used in diluted per share calculations (1)	118,495,640	118,974,679	121,559,567

(1)	Prior period amounts have been adjusted in accordance with the earnings per share guidance on participating securities and the two class method which is now within the Financial Accounting Standards Board’s Accounting Standards Codification Topic 260, Earnings Per Share. See Notes 2 and 24.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

At December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
	(in thousands except number of shares)
Balance, January 1, 2007	$1,430	$2,894,892	$1,676,171	$88,064	$(827,960)	$3,832,597

Stock plan exercises	8	(18,829)	—	—	—	(18,821)
Stock plan compensation expense	—	19,526	—	—	—	19,526
Change in tax benefit from share-based payment arrangements	—	9,381	—	—	—	9,381
Dividends	—	—	(55,038)	—	—	(55,038)
Acquisition of common stock	—	—	—	—	(312,563)	(312,563)
Cumulative effect of change in accounting principles (Note 2)			(5,772)			(5,772)
Comprehensive income:
Net income	—	—	653,746	—	—	653,746
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $54,497	—	—	—	(102,245)	—	(102,245)
Net change in foreign currency translation, net of taxes of (17,578)	—	—	—	41,800	—	41,800
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(14,159)	—	—	—	26,292	—	26,292

Total other comprehensive loss						(34,153)

Total comprehensive income:						619,593

Balance, December 31, 2007	$1,438	$2,904,970	$2,269,107	$53,911	$(1,140,523)	$4,088,903

Stock plan exercises	5	(6,621)	—	—	—	(6,616)
Stock plan compensation expense	—	24,129	—	—	—	24,129
Change in tax benefit from share-based payment arrangements	—	5,682	—	—	—	5,682
Dividends	—	—	(63,672)	—	—	(63,672)
Acquisition of common stock	—	—	—	—	(59,000)	(59,000)
Cumulative effect of change in accounting principles (Note 2)	—	—	(2,860)	—	—	(2,860)
Comprehensive loss:
Net income	—	—	447,796	—	—	447,796
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes of $269,502	—	—	—	(501,784)	—	(501,784)
Net change in foreign currency translation, net of taxes of $24,961	—	—	—	(130,379)	—	(130,379)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $49,914	—	—	—	(92,694)	—	(92,694)

Total other comprehensive loss						(724,857)

Total comprehensive loss						(277,061)

Balance, December 31, 2008	$1,443	$2,928,160	$2,650,371	$(670,946)	$(1,199,523)	$3,709,505

Stock plan exercises	4	6,225	—	—	—	6,229
Stock plan compensation expense	—	30,288	—	—	—	30,288
Change in tax benefit from share-based payment arrangements	—	(1,790)	—	—	—	(1,790)
Dividends	—	—	(69,596)	—	—	(69,596)
Acquisition of common stock	—	—	—	—	(31,949)	(31,949)
Cumulative effect of change in accounting principles (Note 2)	—	—	43,117	(43,117)	—	—
Comprehensive income
Net income	—	—	430,574	—	—	430,574
Other comprehensive income:
Net change in unrealized losses on securities, net of taxes of $(353,445)	—	—	—	708,309	—	708,309
Net change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(7,556)				14,033		14,033
Net change in foreign currency translation, net of taxes of $(17,551)	—	—	—	69,856	—	69,856
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $6,579	—	—	—	(12,210)	—	(12,210)

Total other comprehensive income						779,988

Total comprehensive income:						1,210,562

Balance, December 31, 2009	$1,447	$2,962,883	$3,054,466	$65,925	$(1,231,472)	$4,853,249

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities
Net income	$430,574	$447,796	$653,746
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(193,316)	(107,384)	19,596
Change in premiums and accounts receivable	2,657	109,870	(8,969)
Change in deferred acquisition costs and value of business acquired	254,374	91,764	(408,769)
Change in intangibles	(25,871)	(22,564)	(9,237)
Change in accrued investment income	(6,896)	320	(5,717)
Change in insurance policy reserves and expenses	(185,053)	276,837	887,180
Change in accounts payable and other liabilities	(137,791)	(20,965)	(16,754)
Change in commissions payable	(18,514)	(30,230)	(47,781)
Change in reinsurance balances payable	4,742	(9,591)	15,727
Change in funds held under reinsurance	8,021	(7,856)	(2,147)
Change in securities classified as trading	15,566	43,416	7,254
Change in income taxes	(11,092)	(237,172)	16,897
Amortization of deferred gain on disposal of businesses	(22,461)	(29,412)	(33,139)
Depreciation and amortization	113,799	91,609	94,307
Net realized losses on investments	53,597	428,679	62,220
Stock based compensation expense	30,288	24,129	19,526
Change in tax benefit from share-based payment arrangements	1,790	(5,682)	(9,381)
Goodwill impairment	83,000	—	—
Other	(127,489)	(44,429)	(30,998)

Net cash provided by operating activities	269,925	999,135	1,203,561

Investing activities
Sales of:
Fixed maturity securities available for sale	1,315,003	2,072,455	2,077,216
Equity securities available for sale	78,030	238,423	295,062
Property and equipment and other	1,548	739	1,385
Subsidiary, net of cash transferred (1)	—	31,853	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	624,113	583,869	626,741
Purchase of:
Fixed maturity securities available for sale	(2,123,394)	(2,346,371)	(3,311,076)
Equity securities available for sale	(48,935)	(316,604)	(267,308)
Property and equipment and other	(55,885)	(56,068)	(58,676)
Subsidiaries and warranty business, net of cash transferred (2)	4,923	(365,398)	(161,985)
Change in commercial mortgage loans on real estate	72,122	(78,157)	(164,015)
Change in short-term investments	254,590	(332,345)	(86,364)
Change in other invested assets	(18,839)	(31,690)	14,160
Change in policy loans	1,964	(1,366)	1,967
Change in collateral held under securities lending	36,227	271,657	(175,692)

Net cash provided by (used in) investing activities	141,467	(329,003)	(1,208,585)

Assurant, Inc.

Consolidated Statement of Cash Flows—(Continued)

Years Ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Financing activities
Repayment of mandatorily redeemable preferred stock	(3,000)	(10,000)	(1,000)
Change in tax benefit from share-based payment arrangements	(1,790)	5,682	9,381
Acquisition of common stock	(31,949)	(59,000)	(315,570)
Dividends paid	(69,596)	(63,672)	(55,038)
Change in obligation under securities lending	(36,227)	(285,144)	175,692
Commercial paper issued	—	—	39,958
Commercial paper repaid	—	—	(40,000)

Net cash used in financing activities	(142,562)	(412,134)	(186,577)

Effect of exchange rate changes on cash and cash equivalents	9,038	(22,278)	8,893

Change in cash and cash equivalents	277,868	235,720	(182,708)
Cash and cash equivalents at beginning of period	1,040,684	804,964	987,672

Cash and cash equivalents at end of period	$1,318,552	$1,040,684	$804,964

Supplemental information:
Income taxes paid, net of refunds	$328,264	$349,191	$334,382
Interest paid on mandatorily redeemable preferred stock and debt	$60,569	$60,859	$61,089

(1)	This relates to the sale of United Family Life Insurance Company (“UFLIC”) to a third party on May 1, 2008.
(2)	This relates to Shenandoah Life Insurance Company (acquired through reinsurance agreement on October 1, 2009), Signal Holdings acquired on October 1, 2008, Warranty Management Group business from GE Consumer & Industrial acquired on September 26, 2008, Centrepoint Insurance Services, Ltd (acquired on October 1, 2007), Swansure Group Limited (acquired on July 12, 2007), and Mayflower National Life Insurance Company (acquired on July 1, 2007).

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The items on the Company’s balance sheets affected by the use of estimates include but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that can be converted into common stock were exercised as of the end of the period. Restricted stock and restricted stock units which have non-forfeitable rights to dividends or dividend equivalents are included in calculating basic and diluted earnings per share under the two-class method.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, net unrealized gains and losses on foreign currency translation, net unrealized gains and losses on securities classified as available for sale, net unrealized gains and losses on other-than-temporarily impaired securities and expenses for pension and post-retirement plans, less deferred income taxes.

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

Foreign Currency Translation

For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in accumulated other comprehensive income (loss) (“AOCI”). Other than for one of our wholly owned Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions.

Fair Value

The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 6 for further information.

Investments

Fixed maturity and equity securities are classified as available-for-sale, as defined in the investments guidance, which is included within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in AOCI.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience, loan groupings that have probable and estimable losses and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

agreement. Indicative factors of impairment include, but are not limited to, whether the loan is current, the value of the collateral and the financial position of the borrower. If a loan is individually impaired, the Company uses one of the following valuation methods based on the individual loans facts and circumstances to measure the impairment amount: (1) the present value of expected future cash flows, (2) the loan’s observable market price, or (3) the fair value of collateral. Changes in the allowance for loan losses are recorded in net realized losses on investments, excluding other- than-temporary impairment losses.

The Company has determined that a loan be placed on non-accrual status after 90 days of delinquent payments (unless the loan is both well secured and in the process of collection). A loan may be placed on non-accrual status before this time if information is available that suggests it is probable a loan may be impaired.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include money market funds and short maturity investments. These amounts are reported at cost, which approximates fair value.

The collateral held under securities lending is reported at fair value. The obligation under securities lending is reported at the amount of the collateral received.

Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (“AIP”) the American Security Insurance Company Investment Plan (“ASIC”) and the Assurant Deferred Compensation Plan (“ADC”). The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to the modified coinsurance arrangement, the AIP, ASIC and ADC are classified as trading securities as defined in the investment guidance, which is included within ASC Topic 320 and are reported at fair value.

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities, aggregated by issuer, whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write-down list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. See Note 5 for further information.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

accounts are netted with other positive cash accounts of the same bank provided the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

Receivables

The Company records a receivable when revenue has been earned but the cash has not been collected. The Company maintains allowances for doubtful accounts for probable losses resulting from the inability to collect payments.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

Long Duration Contracts

Acquisition costs for pre-funded funeral (“preneed”) life insurance policies issued prior to 2009 and life insurance policies (no longer offered) are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

Acquisition costs relating to group worksite insurance products consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after 2008, universal life insurance policies, and investment-type annuities (no longer offered), DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

When required, we test goodwill for impairment at the reporting unit level. Following the guidance on goodwill, which is included within ASC Topic 350, Intangibles-Goodwill and Other, we have concluded that our reporting units for goodwill testing are equivalent to our reported operating segments, excluding the Corporate and Other segment.

For each reporting unit, we first compare its estimated fair value with its net book value (“Step 1”). If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we would perform a second test to measure the amount of impairment if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination (“Step 2”). Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill were less than the recorded goodwill, we would record an impairment charge for the difference.

In the fourth quarters of 2009 and 2008, we conducted our annual assessments of goodwill. Based on the results of the 2009 assessment, the Company concluded that the net book value of the Assurant Employee Benefits (“AEB”) reporting unit exceeded its estimated fair value and therefore performed a Step 2 test. Based on

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

the results of the Step 2 test, the Company recorded an $83,000 impairment charge. The Company concluded that the estimated fair value of its other reporting units exceeded their respective net book values. Based on the results of the 2008 assessment, the Company concluded that the estimated fair value of the reporting units exceeded their respective net book values and therefore goodwill was not impaired. See Note 6 and 11 for further information.

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

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2009 and 2008 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Other Assets

Other assets primarily include prepaid items and intangible assets. Intangible assets that have finite lives, including but not limited to, customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. Impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. There were no impairments of finite-lived or indefinite-lived intangible assets in either 2009 or 2008.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including but not limited to: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

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

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance policies (no longer offered), universal life and annuities (no longer offered), Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) contracts disposed and medical policies. Future policy benefits and expense reserves on LTC, life insurance policies (no longer offered) and annuity contracts (no longer offered), a majority of individual medical policies issued prior to 2003, a limited number of medical contracts issued from 2003 through 2006 in certain jurisdictions, individual voluntary limited benefit health policies issued in 2007 and later and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after 2008, universal life insurance policies and investment-type annuity contracts (no longer offered), and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances. An unearned revenue reserve is also recorded for those preneed life insurance contracts which represents the balance of the excess of gross premiums over net premiums that is still recognized in future years’ income in a constant relationship to estimated gross profits.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Future policy benefits and expense reserves for preneed life insurance contracts issued prior to 2009 are reported at the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

For worksite group disability, which typically has high front-end costs and are expected to remain in force for an extended period of time, the case reserves and incurred but not reported (“IBNR”) reserves are recorded at an amount equal to the net present value of the expected future claims payments. Worksite group long term disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are preneed life insurance, group disability and life insurance. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies issued prior to 2009, revenues are recognized when due from policyholders. For preneed life insurance policies with discretionary death benefit growth issued after 2008 and for preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on group worksite insurance products.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Reinstatement premiums for reinsurance are netted against net earned premiums and other considerations in the consolidated statement of operations.

Total Other-Than-Temporary Impairment Losses

For debt securities with credit losses and non-credit losses or gains, total other-than-temporary impairment (“OTTI”) losses is the total of the decline in fair value from either the most recent OTTI determination or a prior period end in which the fair value declined until the current period end valuation date. This amount does not include any securities that had fair value increases. For equity securities and debt securities that the Company has the intent to sell or if it is more likely than not that it will be required to sell, for equity securities that have an OTTI or for debt securities if there are only credit losses, total other-than-temporary impairment losses is the total amount by which the fair value of the security is less than its amortized cost basis at the period end valuation date and the decline in fair value is deemed to be other-than-temporary.

Fee and Other Income

Income earned on preneed life insurance policies with discretionary death benefit growth issued after 2008 is presented within policy fee income.

The Company also derives fee and other income from providing administrative services. Fee income is recognized when services are performed.

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

Contingencies

The Company follows the guidance on contingencies, which is included within ASC Topic 450, Contingencies, which requires the Company to evaluate each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Recent Accounting Pronouncements—Adopted

On July 1, 2009, the Company adopted the new guidance on GAAP, which is within ASC Topic 105, GAAP. The new guidance establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the “Codification”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. References to accounting guidance contained in the Company’s consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification. Plain English references to the accounting guidance have been made along with references to the ASC topic number and name.

On December 31, 2009, the Company adopted the new guidance on postretirement benefit plan assets, which is within ASC Topic 715, Compensation—Retirement Benefits. This new guidance requires companies to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 22 for further information.

On October 1, 2009, the Company adopted the new guidance on measuring the fair value of liabilities, which is within ASC Topic 820, Fair Value Measurements and Disclosures. When the quoted price in an active market for an identical liability is not available, this new guidance requires that either the quoted price of the identical or similar liability when traded as an asset or another valuation technique that is consistent with the fair value measurements and disclosures guidance be used to fair value the liability. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On June 30, 2009, the Company adopted the new subsequent events guidance, which is within ASC Topic 855, Subsequent Events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. See Note 27 for further information.

On April 1, 2009, the Company adopted the new OTTI guidance, which is within ASC Topic 320. This new guidance amends the previous guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. In addition, it amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this new guidance modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive income (loss) (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in AOCI. See Note 5 for further information.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

On April 1, 2009, the Company adopted the new guidance on determining fair value in illiquid markets, which is within ASC Topic 820. This new guidance clarifies how to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased. This new guidance also clarifies how to identify circumstances indicating that a transaction is not orderly. Under this new guidance, significant decreases in the volume and level of activity of an asset or liability, in relation to normal market activity, requires further evaluation of transactions or quoted prices and exercise of significant judgment in arriving at fair values. This new guidance also requires additional interim and annual disclosures. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted the new fair value of financial instruments guidance, which is within ASC Topic 825, Financial Instruments. This new guidance requires disclosures about the fair value of financial instruments already required in annual financial statements to be included within interim financial statements. This new guidance also requires disclosure of the methods and assumptions used to estimate fair value. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 6 for further information.

On January 1, 2009, the Company adopted the revised business combinations guidance, which is within ASC Topic 805, Business Combinations. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of the revised guidance did not have an impact on the Company’s financial position or results of operations. However, should the Company enter into a business combination in 2010 or beyond, our financial position or results of operations could incur a significantly different impact than had it recorded the acquisition under the previous business combinations guidance. Earnings volatility could result, depending on the terms of the acquisition.

On January 1, 2009, the Company adopted the new consolidations guidance, which is within ASC Topic 810, Consolidation. The new guidance requires that a noncontrolling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be presented in the statement of operations. The new guidance also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company applied the fair value measurements and disclosures guidance, which is within ASC Topic 820, Fair Value Measurements and Disclosures, for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application of this guidance for those assets and liabilities did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with the fair value measurements and disclosures guidance. The requirements of this guidance include using an exit price based on an orderly transaction between market participants at the

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

measurement date assuming the highest and best use of the asset by market participants. To perform a market valuation, the Company is required to use a market, income or cost approach valuation technique(s). The Company performed its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of 2009. Step 1 of the impairment test indicated that the net book value of the AEB reporting unit was greater than its estimated fair value. Based on the results of the Step 1 test, the Company was required to measure the fair value of goodwill of the AEB reporting unit in Step 2 of the impairment test. As mentioned above, the application of this guidance which was used to measure the fair value of goodwill of the AEB reporting unit in Step 2 of the impairment test did not have an impact on the Company’s financial position or results of operations during 2009.

On January 1, 2009, the Company adopted the new earnings per share guidance on participating securities and the two class method, which is within ASC Topic 260, Earnings Per Share. The new guidance requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. All prior period earnings per share data presented have been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2009, 2008, and 2007. See Note 24 for further information.

On January 1, 2008, the Company adopted the fair value measurements and disclosures guidance, which is within ASC Topic 820. This guidance defined fair value, addressed how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expanded disclosures about fair value measurements. This guidance was applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, this guidance required limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments was shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. See Notes 5 and 6 for further information regarding these financial instruments and the fair value disclosures, respectively.

Recent Accounting Pronouncements—Not Yet Adopted

In June 2009, the FASB issued new guidance on transfers of financial assets, which is within ASC Topic 860, Transfers and Servicing. This new guidance amends the derecognition guidance in the Codification and eliminates the exemption from consolidation for qualifying special-purpose entities. This new guidance is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years. Therefore, the Company is required to adopt this guidance on January 1, 2010. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new guidance on the accounting for a variable interest entity (“VIE”), which is within ASC Topic 810. This new guidance amends the consolidation guidance applicable to VIEs to require a qualitative assessment in the determination of the primary beneficiary of the VIE, to require an ongoing reconsideration of the primary beneficiary, to amend the events that trigger a reassessment of whether an entity is

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

a VIE and to change the consideration of kick-out rights in determining if an entity is a VIE. This new guidance provides two transition alternatives: (i) retrospective application with a cumulative-effect adjustment to retained earnings as of the beginning of the first year adjusted; or (ii) application as of the date of adoption with a cumulative-effect adjustment to retained earnings recognized on that date. This new guidance is effective as of the beginning of the Company’s first fiscal year beginning after November 15, 2009, and for interim periods within those fiscal years. Therefore, the Company is required to adopt this guidance on January 1, 2010. The adoption of this new guidance will not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements, which is within ASC Topic 605, Revenue Recognition. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. This new guidance requires both qualitative and quantitative disclosures. This new guidance will be effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. Assuming the Company does not apply the guidance early, the Company is required to adopt this new guidance on January 1, 2011. The Company is currently evaluating the requirements of this new guidance and the potential impact, if any, on the Company’s financial position and results of operations.

3. Business Combinations

During the years of 2009, 2008 and 2007, the Company made several acquisitions with available cash. The major transactions are:

On October 1, 2009, the Company acquired, through a reinsurance agreement, a block of business from Shenandoah Life Insurance Company (“Shenandoah”). The Company will assume, on a coinsurance basis, 100% of the group life, disability, dental and vision insurance business in-force with Shenandoah. There were no goodwill or intangible assets associated with this agreement.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value and OTTI of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$115,268	$5,135	$(73)	$120,330	$—
States, municipalities and political subdivisions	873,548	42,499	(5,979)	910,068	—
Foreign governments	558,254	19,352	(4,779)	572,827	—
Asset-backed	51,834	2,599	(470)	53,963	833
Commercial mortgage-backed	159,780	1,589	(1,462)	159,907	—
Residential mortgage-backed	685,373	29,224	(2,594)	712,003	123
Corporate	7,240,026	325,646	(127,998)	7,437,674	8,697

Total fixed maturity securities	$9,684,083	$426,044	$(143,355)	$9,966,772	$9,653

Equity securities:
Common stocks	$5,493	$285	$(1,249)	$4,529	$—
Non-redeemable preferred stocks	508,856	31,657	(32,055)	508,458	—

Total equity securities	$514,349	$31,942	$(33,304)	$512,987	$—

(1).	Represents the amount of other-than-temporary impairment gains in AOCI, which, from April 1, 2009, were not included in earnings under the new OTTI guidance for debt securities.

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$136,725	$13,784	$(22)	$150,487
States, municipalities and political subdivisions	874,134	14,122	(14,676)	873,580
Foreign governments	503,620	19,391	(9,693)	513,318
Asset-backed	62,184	157	(2,435)	59,906
Commercial mortgage-backed	241,458	60	(43,415)	198,103
Residential mortgage-backed	677,633	29,670	(1,027)	706,276
Corporate	6,722,890	107,270	(700,143)	6,130,017

Total fixed maturity securities	$9,218,644	$184,454	$(771,411)	$8,631,687

Equity securities:
Common stocks	$5,384	$283	$(1,618)	$4,049
Non-redeemable preferred stocks	557,556	7,120	(134,273)	430,403

Total equity securities	$562,940	$7,403	$(135,891)	$434,452

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$350,897	$357,851
Due after one year through five years	2,304,475	2,395,679
Due after five years through ten years	2,151,517	2,235,956
Due after ten years	3,980,207	4,051,413

Total	8,787,096	9,040,899
Asset-backed	51,834	53,963
Commercial mortgage-backed	159,780	159,907
Residential mortgage-backed	685,373	712,003

Total	$9,684,083	$9,966,772

Major categories of net investment income were as follows:

	Years Ended December 31,
	2009	2008	2007
Fixed maturity securities	$558,639	$584,712	$564,369
Equity securities	38,189	45,775	47,264
Commercial mortgage loans on real estate	92,116	95,013	91,702
Policy loans	3,329	3,717	3,967
Short-term investments	7,933	16,256	17,327
Other investments	17,453	27,395	59,998
Cash and cash equivalents	8,359	26,990	40,026

Total investment income	726,018	799,858	824,653

Investment expenses	(27,180)	(25,511)	(25,580)

Net investment income	$698,838	$774,347	$799,073

No material investments of the Company were non-income producing for the years ended December 31, 2009, 2008, and 2007.

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Years Ended December 31,
	2009	2008	2007
Proceeds from sales	$1,396,027	$2,317,080	$2,317,094
Gross realized gains	50,186	58,855	29,874
Gross realized losses	55,982	136,908	54,526

For securities sold at a loss during 2009, the average period of time these securities were trading continuously at a price below book value was approximately 15 months.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

We recorded net realized (losses) gains, including other-than-temporary impairments, in the statement of operations as follows:

	Years Ended December 31,
	2009	2008	2007
Net realized (losses) gains related to sales:
Fixed maturity securities	$17,651	$(23,775)	$(13,884)
Equity securities	(20,931)	(46,771)	(10,767)
Commercial mortgage loans on real estate	(10,219)	326	(532)
Other investments	(1,438)	(4,819)	11,147
Collateral held under securities lending	—	(13,487)	—

Total net realized losses related to sales	(14,937)	(88,526)	(14,036)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(23,238)	(191,873)	(31,703)
Equity securities	(14,555)	(142,756)	(16,481)
Other investments	(867)	(5,524)	—

Total net realized losses related to other-than-temporary impairments	(38,660)	(340,153)	(48,184)

Total net realized losses	$(53,597)	$(428,679)	$(62,220)

Other-Than-Temporary Impairments

Adoption of the New OTTI Guidance

On April 1, 2009, the Company adopted the new OTTI guidance, which is within ASC Topic 320. See Note 2 for further information. The new OTTI guidance requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Prior to April 1, 2009, the Company was required to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss in the statement of operations. Under the new OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The new OTTI guidance, required that the Company record, as of April 1, 2009, the date of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income. For purposes of calculating the cumulative effect adjustment, the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, which were $188,614, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other factors. The Company determined that $119,022 of the OTTI previously recorded related to specific credit losses and $69,592 related to all other factors. Under the new OTTI guidance, the Company increased the amortized cost basis of these debt securities by $66,241 and recorded a cumulative effect adjustment, net of tax, in its shareholders’ equity section. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

For the twelve months ended December 31, 2009, the Company recorded $35,905 of OTTI of which $38,660 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $(2,755) related to all other factors and was recorded as an unrealized loss (gain) component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Balance, April 1, 2009	$119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,464
Additions for credit loss impairments recognized in the current period on securities previously impaired	6,900
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(433)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18,900)

Balance, December 31, 2009	$108,053

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate debt and residential and commercial mortgage-backed or asset-backed securities. For corporate debt securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior to impairment at the Balance Sheet date. The discounted cash flows becomes the new amortized cost basis of the fixed maturity security.

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

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$9,625	$(50)	$777	$(23)	$10,402	$(73)
States, municipalities and political subdivisions	127,202	(3,974)	17,571	(2,005)	144,773	(5,979)
Foreign governments	77,710	(2,172)	17,445	(2,607)	95,155	(4,779)
Asset-backed	2,859	(43)	9,312	(427)	12,171	(470)
Commercial mortgage-backed	34,805	(313)	29,282	(1,149)	64,087	(1,462)
Residential mortgage-backed	116,771	(1,804)	5,634	(790)	122,405	(2,594)
Corporate	764,708	(28,025)	1,078,051	(99,973)	1,842,759	(127,998)

Total fixed maturity securities	$1,133,680	$(36,381)	$1,158,072	$(106,974)	$2,291,752	$(143,355)

Equity securities:
Common stocks	$98	$(2)	$3,525	$(1,247)	$3,623	$(1,249)
Non-redeemable preferred stocks	15,595	(248)	214,928	(31,807)	230,523	(32,055)

Total equity securities	$15,693	$(250)	$218,453	$(33,054)	$234,146	$(33,304)

	December 31, 2008
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$983	$(22)	$—	$—	$983	$(22)
States, municipalities and political subdivisions	361,383	(12,397)	27,545	(2,279)	388,928	(14,676)
Foreign governments	117,133	(5,853)	28,478	(3,840)	145,611	(9,693)
Asset-backed	28,524	(384)	7,404	(2,051)	35,928	(2,435)
Commercial mortgage-backed	120,589	(26,663)	74,339	(16,752)	194,928	(43,415)
Residential mortgage-backed	6,668	(465)	2,303	(562)	8,971	(1,027)
Corporate	2,906,093	(372,956)	1,343,350	(327,187)	4,249,443	(700,143)

Total fixed maturity securities	$3,541,373	$(418,740)	$1,483,419	$(352,671)	$5,024,792	$(771,411)

Equity securities:
Common stocks	$3,366	$(1,618)	$—	$—	$3,366	$(1,618)
Non-redeemable preferred stocks	177,234	(57,723)	188,634	(76,550)	365,868	(134,273)

Total equity securities	$180,600	$(59,341)	$188,634	$(76,550)	$369,234	$(135,891)

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Total gross unrealized losses represent less than 7% and 17% of the aggregate fair value of the related securities at December 31, 2009 and 2008, respectively. Approximately 21% and 53% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2009 and 2008, respectively. The total gross unrealized losses are comprised of 635 and 1,409 individual securities at December 31, 2009 and 2008, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2009 and 2008. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2009, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial, consumer cyclical and industrial industries of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $110,906, or 79%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium. As of December 31, 2009, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2009, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$19,704	$19,541
Due after one year through five years	275,298	266,749
Due after five years through ten years	430,663	410,762
Due after ten years	1,506,252	1,396,037

Total	2,231,917	2,093,089
Asset-backed	12,641	12,171
Commercial mortgage-backed	65,549	64,087
Residential mortgage-backed	125,000	122,405

Total	$2,435,107	$2,291,752

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2009, approximately 2.4% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.3% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 32% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2009, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $9 to $22,092 at December 31, 2009 and from $7 to $21,820 at December 31, 2008. The mortgage loan valuation allowance for losses was $16,129 and $5,908 at December 31, 2009 and 2008, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

At December 31, 2009, there are no outstanding loan commitments. Furthermore, at December 31, 2009, the Company is committed to fund additional capital contributions of $17,500 to joint ventures and to certain investments in limited partnerships.

The Company has short term investments and fixed maturities of $542,246 and $451,707 at December 31, 2009 and 2008, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Assurant Solutions segment pre-arranged funeral business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2009 and 2008, the CPI CAPs included in other assets amounted to $12,955 and $6,781, respectively. In 2008, upon adoption of the fair value measurements and disclosure guidance, which is within ASC Topic 820, the Company used an exit price to value the CPI CAPs. Beginning in the first quarter of 2008, the value of the CPI CAPs was derived using cash flow model based prices in accordance with the fair value measurements and disclosures guidance, which is within ASC Topic 820, since the market for CPI CAPs was not active. In 2007, the Company valued the CPI CAPS using a transaction price. The gain recorded in the results of operations totaled $6,174, $4,183, and $160 for the years ended December 31, 2009, 2008 and 2007, respectively.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale under the debt and equity securities guidance, which is within ASC Topic 320. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of December 31, 2009 and 2008, our collateral held under securities lending, of which its use is unrestricted, was $218,129 and $234,027, respectively, while our liability to the borrower for collateral received was $220,279 and $256,506, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of December 31, 2009 and December 31, 2008. The Company has actively reduced the size of the securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

6. Fair Value Disclosures

Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures

The fair value measurements and disclosures guidance, which is within ASC Topic 820, defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2009 and 2008.

	December 31, 2009
Financial Assets	Total		Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$120,330		$—		$120,330		$—
State, municipalities and political subdivisions	910,068		—		910,068		—
Foreign governments	572,827		3,337		566,402		3,088
Asset-backed	53,963		—		53,954		9
Commercial mortgage-backed	159,907		—		127,619		32,288
Residential mortgage-backed	712,003		—		712,003		—
Corporate	7,437,674		—		7,300,948		136,726
Equity securities:
Common stocks	4,529		3,525	(a)	1,004		—
Non-redeemable preferred stocks	508,458		—		502,723		5,735
Short-term investments	453,469		372,861		80,608		—
Collateral held under securities lending	143,129	(d)	78,025		65,104		—
Other investments	242,193	(e)	53,803	(b),(c)	184,115	(c)	4,275	(c)
Cash equivalents	1,108,459	(d)	1,082,546		25,913		—
Other assets	14,344	(e)	—		334		14,010
Assets held in separate accounts	1,899,915	(d),(f)	1,685,117	(a)	214,798		—

Total financial assets	$14,341,268		$3,279,214		$10,865,923		$196,131

Financial Liabilities
Other liabilities	$51,410	(e)	$51,410	(b)	$—		$—

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

	December 31, 2008
Financial Assets	Total		Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$150,487		$—		$150,487		$—
State, municipalities and political subdivisions	873,580		—		873,580		—
Foreign governments	513,318		2,398		491,522		19,398
Asset-backed	59,906		—		59,895		11
Commercial mortgage-backed	198,103		—		159,194		38,909
Residential mortgage-backed	706,276		—		706,276		—
Corporate	6,130,017		—		6,023,335		106,682
Equity securities:
Common stocks	4,049		3,165	(a)	884		—
Non-redeemable preferred stocks	430,403		—		417,822		12,581
Short-term investments	703,402		611,460		91,942		—
Collateral held under securities lending	159,028	(d)	54,192		104,836		—
Other investments	239,605	(e)	56,296	(b)	176,285	(c)	7,024	(c)
Cash equivalents	674,390	(d)	674,390		—		—
Other assets	7,080	(e)	—		—		7,080
Assets held in separate accounts	1,701,996	(d),(f)	1,523,024	(a)	178,972		—

Total financial assets	$12,551,640		$2,924,925		$9,435,030		$191,685

Financial Liabilities
Other liabilities	$56,296	(e)	$56,296	(b)	$—		$—

(a)	Mainly includes mutual fund investments.
(b)	Comprised of Assurant Investment Plan, American Security Insurance Company Investment Plan and Assurant Deferred Compensation Plan investments and related liability which are invested in mutual funds.
(c)	Consists of invested assets associated with a modified coinsurance arrangement.
(d)	The amounts presented differ from the amounts presented in the consolidated balance sheets because certain cash equivalent investments are not measured at estimated fair value (e.g., certificates of deposit, etc.).
(e)	The amounts presented differ from the amounts presented in the consolidated balance sheets because only certain assets or liabilities within these line items are measured at estimated fair value (e.g., debt and equity securities and derivatives, etc.).
(f)	The fair value amount and associated levels presented are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities	Other investments	Other assets
		Foreign government	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred
Balance, beginning of period	$191,685	$19,398	$11	$38,909	$106,682	$12,581	$7,024	$7,080
Total (losses) gains (realized/unrealized) included in earnings	3,139	1,845	(1)	97	(5,920)	—	6	7,112
Net unrealized gains (losses) included in stockholders’ equity	27,608	(1,934)	1	7,285	20,860	654	742	—
Purchases, issuances, (sales) and (settlements)	6,565	(14,817)	(2)	(10,922)	34,780	—	(2,449)	(25)
Net transfers out	(32,866)	(1,404)	—	(3,081)	(19,676)	(7,500)	(1,048)	(157)

Balance, end of period	$196,131	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010

	Year Ended December 31, 2008
	Total level 3 assets	Fixed Maturity Securities					Equity Securities	Other investments	Other assets
		Foreign government	Asset- backed	Commercial mortgage- backed	Residential mortgage- backed	Corporate	Non- redeemable preferred
Balance, beginning of period	$282,581	$2,993	$1,808	$44,538	$—	$212,283	$7,431	$10,368	$3,160
Total (losses) gains (realized/unrealized) included in earnings	(35,093)	456	2	552	—	(38,067)	—	13	1,951
Net unrealized gains (losses) included in stockholders’ equity	(29,950)	1,745	(2)	(7,837)	418	(19,534)	(2,761)	(1,979)	—
Purchases, issuances, (sales) and (settlements)	24,013	10,380	(5)	9,676	19,357	(17,926)	1,940	(1,378)	1,969
Net transfers (out) in	(49,866)	3,824	(1,792)	(8,020)	(19,775)	(30,074)	5,971	—	—

Balance, end of period	$191,685	$19,398	$11	$38,909	$—	$106,682	$12,581	$7,024	$7,080

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Three different valuation techniques can be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in the fair value measurements and disclosures guidance, which is within ASC Topic 820, are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed principally to value debt securities without relying exclusively on quoted prices for those securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Market approach valuation techniques often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both qualitative and quantitative factors specific to the measurement.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the years ended December 31, 2009 and 2008, the application of the valuation technique applied to similar assets and liabilities has been consistent.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill and finite-lived intangible assets. In accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other, since the carrying amount of the AEB reporting unit was greater than its estimated fair value as determined in Step 1 of the impairment test, the Company was required to measure the fair value of goodwill of the AEB reporting unit in Step 2 of the impairment test. Goodwill of the AEB reporting unit with a carrying amount of $185,078 was written down to its implied fair value of $102,078, resulting in an impairment charge of $83,000, which was included in earnings for the period. See Note 11 for further information.

To estimate the fair value of the AEB reporting unit, the Company utilized both the income and market valuation approaches. Under the income approach, the Company determined the fair value of the reporting unit considering distributable earnings which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting unit. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

value of the reporting unit. Under the market approach, the Company derived the fair value of the reporting unit based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2009 earnings and price to estimated 2010 earnings which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for goodwill measured at fair value on a non-recurring basis on which an impairment charge was recorded, and the related impairment charge as of December 31, 2009:

	Assets at Fair Value Non-Recurring Basis
	Level 1	Level 2	Level 3	Total
At December 31, 2009
Goodwill	$—	$—	$102,078	$102,078

	Impairment Charges Twelve Months Ended December 31,
	2009	2008
Goodwill	$83,000	$—

Fair Value of Financial Instruments Disclosures

The financial instruments guidance, which is within ASC Topic 825, requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for financial instruments that are not recognized in the consolidated balance sheets. However, this guidance excludes certain financial instruments, including those related to insurance contracts and those accounted for under the equity method and joint ventures guidance, which is within ASC Topic 323, Investments—Equity Method and Joint Ventures (such as real estate joint ventures).

Please refer to the Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures section above for the methods and assumptions used to estimate fair value for the following assets and liabilities:

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents: the carrying value reported approximates fair value because of the short maturity of the instruments.

Commercial mortgage loans and policy loans: the fair values of mortgage loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans with similar characteristics are aggregated for purposes of the calculations. The carrying value of policy loans reported in the balance sheets approximates fair value.

Other investments: the invested assets related to the modified coinsurance arrangement are classified as trading securities and are reported at their fair values, which are primarily based on matrix pricing models. The invested assets of the AIP, ASIC and ADC are classified as trading securities and are reported at their fair values, which are based on quoted market prices. The carrying value of the remaining other investments approximates fair value.

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

Funds held under reinsurance: the carrying value reported approximates fair value due to the short maturity of the instruments.

Debt: the fair value of debt is based upon quoted market prices.

Mandatorily redeemable preferred stock: the fair value of mandatorily redeemable preferred stock equals the carrying value for all series of mandatorily redeemable preferred stock.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following table demonstrates the carrying value and fair value of our financial assets and liabilities as of December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$1,318,552	$1,318,552	$1,040,684	$1,040,684
Fixed maturity securities	9,966,772	9,966,772	8,631,687	8,631,687
Equity securities	512,987	512,987	434,452	434,452
Commercial mortgage loans on real estate	1,428,027	1,442,889	1,506,694	1,509,923
Policy loans	56,407	56,407	58,096	58,096
Short-term investments	453,469	453,469	703,402	703,402
Other investments	330,735	330,735	339,453	339,453
Other assets	14,344	14,344	7,080	7,080
Assets held in separate accounts	1,972,332	1,972,332	1,778,809	1,778,809
Collateral held under securities lending	218,129	218,129	234,027	234,027
Financial liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$895,546	$817,370	$804,883	$701,529
Funds held under reinsurance	49,417	49,417	38,433	38,433
Debt	972,058	942,938	971,957	769,021
Other liabilities	51,410	51,410	56,296	56,296
Mandatorily redeemable preferred stocks	8,160	8,160	11,160	11,160
Liabilities related to separate accounts	1,972,332	1,972,332	1,778,809	1,778,809
Obligations under securities lending	220,279	220,279	256,506	256,506

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

7. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2009	2008
Insurance premiums receivable	$416,139	$417,299
Other receivables	117,073	122,246
Allowance for uncollectible amounts	(25,279)	(26,364)

Total	$507,933	$513,181

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

8. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense follows:

	Year Ended December 31,
	2009	2008	2007
Current expense:
Federal & state	$295,779	$320,931	$277,993
Foreign	57,645	26,878	13,991

Total current expense	353,424	347,809	291,984

Deferred (benefit) expense
Federal & state	(28,143)	(213,038)	82,551
Foreign	(46,249)	(19,289)	(17,241)

Total deferred (benefit) expense	(74,392)	(232,327)	65,310

Total income tax expense	$279,032	$115,482	$357,294

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2009	2008	2007
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(1.3)	(1.5)	(0.5)
Dividends received deduction	(0.6)	(1.2)	(0.4)
Foreign earnings	3.1	2.6	0.8
Foreign tax credit	(1.8)	(2.5)	(0.8)
Change in valuation allowance	0.2	16.7	(0.5)
Loss on sale of subsidiary	—	(30.8)	—
Other	4.7	2.2	1.7

Effective income tax rate:	39.3%	20.5%	35.3%

During 2008, the Company recorded a tax benefit of $174,864 from the loss on the sale of a non-operating subsidiary, UFLIC. The gross deferred tax asset for cumulative realized and unrealized capital losses as of December 31, 2009 and 2008 was $306,300 and $629,700, respectively, including the carryover from the loss on the sale of UFLIC. The decrease in the losses is primarily related to recovery of unrealized loss during 2009 as well as use of some capital loss carryovers during 2009. The gross deferred tax asset of $306,300 has been reduced by a valuation allowance of $74,000 as of December 31, 2009. The amount of the valuation allowance is based on an assessment of the Company’s ability to generate taxable income in the future.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008
Balance at beginning of year	$(15,780)	$(24,955)
Additions based on tax positions related to the current year	(8,513)	(4,007)
Reductions based on tax positions related to the current year	8,738	4,157
Additions for tax positions of prior years	(10,144)	(1,235)
Reductions for tax positions of prior years	1,293	1,802
Lapses	472	73
Settlements	792	8,385

Balance at end of year	$(23,142)	$(15,780)

Of the total unrecognized tax benefit, $22,321 and $19,604, for 2009 and 2008, respectively, which includes interest, if recognized, would impact the Company’s consolidated effective tax rate. The liability for unrecognized tax benefits is included in tax payable as of December 31, 2009 and tax receivables as of December 31, 2008 respectively, on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized $1,500, $2,500 and $3,000, respectively, of interest expense related to income tax matters. The Company had $4,700 and $6,600 of interest accrued on December 31, 2009 and 2008, respectively.

The Company, and its subsidiaries, file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 2002.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008 (1)
Deferred Tax Assets
Policyholder and separate account reserves	$526,076	$447,671
Accrued liabilities	12,435	13,311
Investments, net	76,562	119,050
Net operating loss carryforwards	47,015	37,048
Capital loss carryforwards	170,768	191,048
Deferred gain on disposal of businesses	57,715	65,576
Compensation related	61,313	56,876
Net unrealized depreciation on securities	—	259,524
Employee and post-retirement benefits	95,233	87,943
Other	10,992	—

Total deferred tax asset	1,058,109	1,278,047

Less valuation allowance	(81,688)	(98,793)

Deferred tax assets, net of valuation allowance	976,421	1,179,254

Deferred Tax Liabilities
Deferred acquisition costs	(714,829)	(715,852)
Net unrealized appreciation on securities	(94,352)	—
Other	—	(14,030)

Total deferred tax liability	(809,181)	(729,882)

Net deferred income tax asset	$167,240	$449,372

(1)	Components of the 2008 net deferred income tax asset have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the overall net deferred income tax asset.

The Company’s total valuation allowance against deferred tax assets was reduced $17,105 from $98,793 at December 31, 2008 to $81,688 December 31, 2009, respectively, mainly through other comprehensive income and retained earnings. A cumulative valuation allowance of $81,688 has been recorded because it is management’s assessment that it is more likely than not that $81,688 of deferred tax assets will not be realized.

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

Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Company has not provided deferred income taxes is $118,976. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $28,893 net of anticipated foreign tax credits.

At December 31, 2009, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal and foreign income tax purposes. Net operating loss carryforwards total $150,672 and will expire if unused as follows:

Expiration Year	Amount
2012	$184
2013	1,556
2014	8,786
2016	474
2017	6,055
2018	2,584
2019	2,080
2021	72
2022	1,600
2023	7,920
2024	2,387
unlimited	116,974

$150,672

At December 31, 2009, the Company and its subsidiaries have capital loss carryovers, all of which were generated during 2008 and 2009 for U.S. federal and state income tax purposes in the amount of $487,909. The 2008 capital loss carryovers of $453,371 will expire if not utilized within four years while the 2009 capital loss carryovers of $34,538 will expire if not utilized within five years.

9. Deferred Acquisition Costs

Information about deferred acquisition costs follows:

	December 31,
	2009	2008	2007
Beginning balance	$2,650,672	$2,895,345	$2,397,906
Costs deferred and other (1)	1,441,972	1,410,311	1,915,070
Amortization	(1,587,990)	(1,654,984)	(1,411,071)
Cumulative effect of change in accounting principle	—	—	(6,560)

Ending balance	$2,504,654	$2,650,672	$2,895,345

(1)	Includes foreign currency translation

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

10. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2009	2008
Land	$14,449	$14,359
Buildings and improvements	206,458	201,845
Furniture, fixtures and equipment	455,149	422,291

Total	676,056	638,495
Less accumulated depreciation	(400,636)	(359,874)

Total	$275,420	$278,621

Depreciation expense for 2009, 2008 and 2007 amounted to $61,772, $59,696 and $55,126, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

11. Goodwill

Information about goodwill is as follows:

	Goodwill for the Years Ended December 31,
	2009	2008	2007
Balance as of January 1:
Goodwill	$2,262,838	$2,093,595	$2,051,458
Accumulated impairment loss	(1,260,939)	(1,260,939)	(1,260,939)

	1,001,899	832,656	790,519
Additions	3,520	181,956 *	40,702
Foreign currency translation and other	3,979	(12,713)	1,435
Impairments**	(83,000)	—	—

Goodwill	2,270,337	2,262,838	2,093,595
Accumulated impairment losses	(1,343,939)	(1,260,939)	(1,260,939)

Balance as of December 31:	$926,398	$1,001,899	$832,656

*	Amounts primarily attributable to the acquisitions of the GE Warranty Management Group on September 26, 2008 and The Signal on October 1, 2008. See Note 3—Business Combinations for further information.
**	Represents impairment of AEB reporting unit. See Notes 2 and 6 for further information.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

As prescribed under the guidance on goodwill, which is included within ASC Topic 350, Intangibles- Goodwill and Other (“ASC Topic 350”), the Company has assigned goodwill to its reportable operating segments. The Corporate and other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment. This assignment of goodwill is performed only for impairment testing purposes.

	Solutions	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2007
Goodwill	$1,464,488	$239,726	$204,303	$185,078	$2,093,595
Accumulated impairment losses*	(1,260,939)	—	—	—	(1,260,939)

	203,549	239,726	204,303	185,078	832,656
Acquisitions	181,956	—	—	—	181,956
Foreign currency translation and other	(12,713)	—	—	—	(12,713)
Balance at December 31, 2008
Goodwill	1,633,731	239,726	204,303	185,078	2,262,838
Accumulated impairment losses	(1,260,939)	—	—	—	(1,260,939)

	372,792	239,726	204,303	185,078	1,001,899
Acquisitions	3,520	—	—	—	3,520
Foreign currency translation and other	3,979	—	—	—	3,979
Impairment	—	—	—	(83,000)	(83,000)
Balance at December 31, 2009
Goodwill	1,641,230	239,726	204,303	185,078	2,270,337
Accumulated impairment losses	(1,260,939)	—	—	(83,000)	(1,343,939)

	$380,291	$239,726	$204,303	$102,078	$926,398

*	The accumulated impairment loss relates to an acquisition made in 1999. The entity acquired had businesses that currently are primarily represented by the Assurant Solutions and Assurant Specialty Property segments. Prior to 2006, the Assurant Solutions and Assurant Specialty Property segments were combined and together called Assurant Solutions. Thus, the entire goodwill impairment recognized in 2002 due to the adoption of FAS 142 is included in the tables under the Assurant Solutions segment.

In accordance with ASC Topic 350, goodwill is deemed to have an indefinite life and should not be amortized, but rather must be tested, at least annually, for impairment. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would “more likely than not” reduce the fair value of the reporting unit below its carrying value.

The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment.

All reporting units, except Assurant Employee Benefits, passed the Step 1 test. Based upon the assessment described above; Assurant concludes that no goodwill impairment exists for the Assurant Solutions, Assurant Specialty Property and Assurant Health reporting units. Since Assurant Employee Benefits failed the Step 1 test, we

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

were required to perform a Step 2 test to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of the estimated fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. Based on our Step 2 test it was determined that 45% of the goodwill of the Assurant Employee Benefits reporting unit was impaired, resulting in a non-cash charge of $83,000. This impairment reflects the challenging near term growth environment for the Assurant Employee Benefits reporting unit and an increased net book value of the reporting unit, primarily related to its investment portfolio, which has increased in value by $137,600 (after-tax) from prior year. Management remains confident in the long-term prospects of the Assurant Employee Benefits reporting unit.

12. VOBA and Intangibles

Information about VOBA and intangibles is as follows:

	VOBA for the Years Ended December 31,			Intangibles for the Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Beginning balance	$108,204	$125,612	$134,437	$329,639	$160,733	$122,637
(Deletions)/additions	—	(199)	9,397	12,171	217,179 *	73,836
Amortization, net of interest accrued	(13,890)	(16,696)	(18,664)	(48,620)	(33,956)	(35,740)
Foreign currency translation and other	318	(513)	442	4,635	(14,317)	—

Ending balance	$94,632	$108,204	$125,612	$297,825	$329,639	$160,733

*	Amounts primarily attributable to the acquisitions of the GE Warranty Management Group on September 26, 2008 and Signal on October 1, 2008. See Note 3- Business Combinations for further information.

As of December 31, 2009, the majority of the outstanding balance of VOBA is from the Company’s preneed business which is part of the Assurant Solutions segment. VOBA in the preneed business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2009 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2010	$12,517
2011	11,138
2012	8,956
2013	8,439
2014	7,991
Thereafter	45,591

Total	$94,632

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. At December 31, 2009, the accumulated amortization related to these assets was $186,638. The estimated amortization of intangibles and the amount of indefinite lived intangibles, which mainly include state licenses, are as follows:

Year	Amount
2010	$52,666
2011	47,770
2012	37,391
2013	28,995
2014	23,259
Thereafter	105,019

Total intangible assets with finite lives	295,100

Total intangible assets with indefinite lives	2,725

Total intangible assets	$297,825

13. Reserves

The following table provides reserve information of the Company’s major product lines at the dates shown:

	December 31, 2009				December 31, 2008
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,629,601	$37,672	$10,431	$4,018	$3,432,583	$4,815	$11,664	$3,796
Life insurance no longer offered	478,839	681	1,639	339	498,945	735	1,516	349
Universal life and other products no longer offered	263,360	168	233	8,744	288,981	300	208	7,682
FFG, LTC and other disposed businesses	2,879,224	41,531	25,542	421,605	2,764,874	41,771	25,764	352,344
Medical	93,447	11,665	18,137	13,737	105,236	14,688	12,627	19,826
All other	5,162	335	18,197	6,225	5,026	288	18,194	7,664
Short Duration Contracts:
Group term life	—	3,710	218,191	37,419	—	6,265	212,745	43,517
Group disability	—	7,705	1,274,378	143,052	—	2,392	1,325,418	147,584
Medical	—	112,603	169,260	190,366	—	109,759	96,702	181,158
Dental	—	4,334	5,709	19,464	—	4,642	3,610	21,580
Property and Warranty	—	1,896,897	173,009	368,242	—	1,887,510	228,920	332,930
Credit Life and Disability	—	366,313	81,726	77,581	—	395,091	85,312	72,665
Extended Service Contracts	—	2,482,683	2,350	50,207	—	2,788,327	2,187	65,769
All other	—	187,267	10,013	16,513	—	151,276	6,861	14,139

Total	$7,349,633	$5,153,564	$2,008,815	$1,357,512	$7,095,645	$5,407,859	$2,031,728	$1,271,003

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following table provides a roll forward of the Company’s product lines with the most significant short duration claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2006, gross of reinsurance (3)	$296,974	$1,518,890	$316,130	$78,056	$491,642

Less: Reinsurance ceded and other (1)	(813)	(12,891)	(50,342)	(8,412)	(141,177)

Balance as of January 1, 2007, net of reinsurance	296,161	1,505,999	265,788	69,644	350,465
Incurred losses related to:
Current year	177,561	385,929	1,181,341	199,748	839,672
Prior year’s interest	9,738	65,239	—	—	—
Prior year (s)	(54,683)	(91,216)	(37,902)	(14,564)	(43,923)

Total incurred losses	132,616	359,952	1,143,439	185,184	795,749
Paid losses related to:
Current year	111,417	75,185	926,074	163,560	598,066
Prior year (s)	37,667	302,334	207,765	49,604	162,844

Total paid losses	149,084	377,519	1,133,839	213,164	760,910
Balance as of December 31, 2007, net of reinsurance (3)	279,693	1,488,432	275,388	41,664	385,304
Plus: Reinsurance ceded and other (1)	1,350	36,399	41,411	4,046	119,094

Balance as of December 31, 2007, gross of reinsurance (3)	281,043	1,524,831	316,799	45,710	504,398

Less: Reinsurance ceded and other (1)	(1,350)	(36,399)	(41,411)	(4,046)	(119,094)

Balance as of January 1, 2008, net of reinsurance	279,693	1,488,432	275,388	41,664	385,304
Incurred losses related to:
Current year	169,301	342,447	1,194,853	146,873	1,081,244
Prior year’s interest	8,884	65,751	—	—	—
Prior year (s)	(58,480)	(94,113)	(51,093)	(6,737)	(55,499)

Total incurred losses	119,705	314,085	1,143,760	140,136	1,025,745
Paid losses related to:
Current year	109,558	83,863	971,781	121,707	807,087
Prior year (s)	35,039	280,767	206,772	30,408	209,506

Total paid losses	144,597	364,630	1,178,553	152,115	1,016,593
Balance as of December 31, 2008, net of reinsurance (3)	254,801	1,437,887	240,595	29,685	394,456
Plus: Reinsurance ceded and other (1)	1,461	35,115	37,265	2,768	167,394

Balance as of December 31, 2008 gross of reinsurance (3)	256,262	1,473,002	277,860	32,453	561,850

Less: Reinsurance ceded and other (1)	(1,461)	(35,115)	(37,265)	(2,768)	(167,394)

Balance as of January 1, 2009, net of reinsurance	254,801	1,437,887	240,595	29,685	394,456
Incurred losses related to:
Current year	146,638	310,228	1,273,782	118,565	943,054
Prior year’s interest	8,815	63,877	—	—	—
Prior year (s)	(24,801)	(79,899)	30,006	7,221	(35,840)

Total incurred losses	130,652	294,206	1,303,788	125,786	907,214
Paid losses related to:
Current year	88,063	71,930	1,003,547	97,780	662,736
Prior year (s)	43,381	279,861	211,638	27,776	226,725

Total paid losses	131,444	351,791	1,215,185	125,556	889,461
Balance as of December 31, 2009, net of reinsurance (3)	254,009	1,380,302	329,198	29,915	412,209
Plus: Reinsurance ceded and other (1)	1,600	37,128	30,428	1,959	129,042

Balance as of December 31, 2009 gross of reinsurance (3)	$255,609	$1,417,430	$359,626	$31,874	$541,251

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(3)	The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $87,852, $77,299 and $84,139 at December 31, 2009, and 2008 and 2007, respectively.

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, property and warranty, credit life and disability, extended service contracts and all other. The principal products and services included in these categories are described in the summary of significant accounting polices. See Note 2 for further information.

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

The deficiencies in our Medical lines case and IBNR reserves were caused by the Company’s claims and other case reserves developing less favorably than expected. The Company’s actual claims experience reflected higher medical provider utilization than assumed in the Company’s prior-year pricing and reserving processes as well as unfavorable litigation settlements.

The Company’s group disability products are short duration contracts that include short and long term disability coverage. Case reserves and IBNR for long-term disability have been discounted at 5.25% in 2009. The December 31, 2009 and 2008 liabilities net of reinsurance include $1,353,597 and $1,408,467 respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2009 and 2008 are $473,509 and $490,005, respectively

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

In 2009, 2008 and 2007 the Company’s Property and Warranty case and IBNR reserves show redundancies from the Company’s creditor-placed homeowners business, due to lower than anticipated loss ratios. A subrogation recovery of $9,000 associated with the 2007 California wildfires, net of reinsurance, also contributed to the redundancy in 2009. The current year redundancy was partially offset by less favorable development in various other short tail product lines. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all years presented, there were no material changes in estimated amounts for incurred claims in prior years. Property and Warranty case and IBNR reserves were at their highest level at December 31, 2008 due to outstanding 2008 hurricane claims, most of which were paid in 2009.

Long Duration Contracts

The Company’s long duration contracts are primarily comprised of preneed life insurance policies and annuity contract life insurance policies (no longer offered), universal life and annuities (no longer offered), FFG and LTC disposed businesses and medical polices. The principal products and services included in these categories are described in the summary of significant accounting policies. See Note 2 for further information.

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

PreNeed Business—Independent Division

Interest and discount rates for preneed life insurance issued prior to 2009 vary by year of issuance and product, are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based upon current assumptions without provisions for adverse deviation. During 2009 and 2008, interest and discount rates ranged between 4.7% and 7.3%.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2009 and 2008 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2009 and 2008.

Mortality assumptions for business issued prior to 2009 are based upon pricing assumptions and modified to allow for provisions for adverse deviation. For business issued after 2008, mortality assumptions are based upon pricing assumptions without provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future assumed policy benefit increases on preneed life insurance issued prior to 2009 ranged from 1.0% to 7.0% in 2009 and 2008. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2009 and 2008 with the exception of most policies issued in 2005 through 2007 where the assumption was 2.3%. Future policy benefit increases for business issued in 2009 are based on current assumptions.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2009 and 2008. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period.

PreNeed Business—AMLIC Division

Interest and discount rates for preneed life insurance issued or acquired after September 2000 and prior to 2009 vary by year of issuance and are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based on product nonforfeiture rates and current assumptions without provisions for adverse deviation. Discount rates ranged from 4.0% to 6.0% for 2009 issues and 5.3% to 6.0% for 2008 issues. Preneed insurance issued prior to October 2000 and all traditional life insurance issued by the AMLIC division use discount rates, which vary by issue year and product, ranging from 2.5% to 7.5% in 2009 and 2008.

Mortality assumptions for preneed life insurance issued or acquired after September 2000 and prior to 2009 are based upon pricing assumptions, which approximate actual experience, and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, mortality assumptions are based upon pricing assumptions, which approximate actual experience, without provisions for adverse deviation. Surrender rates for preneed life insurance issued or acquired in October 2000 and beyond vary by product and are based upon pricing assumptions. Mortality assumptions for all preneed life insurance and traditional life insurance acquired by the AMLIC division prior to October 2000 are based on statutory valuation requirements, which approximate GAAP, with no explicit provision for lapses.

Future policy benefit increases for preneed life insurance products are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2009 and 2008. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2009 and 2008. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2009 and 2008.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2009 and 2008. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2009 and 2008, respectively, except for a limited number of policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 5.1% in 2009 and 2008, respectively. Guaranteed crediting rates where present ranged from 4.0% to 4.5%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

FFG and LTC

The reserves for FFG and LTC are included in the Company’s reserves in accordance with the insurance guidance, which is within ASC Topic 944. The Company maintains an offsetting reinsurance recoverable related to these reserves. See Note 14 for further information.

14. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2009	2008
Ceded future policyholder benefits and expense	$2,786,916	$2,672,754
Ceded unearned premium	698,985	637,528
Ceded claims and benefits payable	662,553	637,103
Ceded paid losses	64,409	62,785

Total	$4,212,863	$4,010,170

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2009			2008			2007
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums and other considerations	$745,625	$8,632,312	$9,377,937	$997,538	$8,625,122	$9,622,660	$1,050,202	$7,790,573	$8,840,775
Premiums assumed	8,852	222,250	231,102	7,176	343,032	350,208	687	568,265	568,952
Premiums ceded	(360,221)	(1,698,483)	(2,058,704)	(379,624)	(1,667,896)	(2,047,520)	(402,442)	(1,599,555)	(2,001,997)

Net earned premiums and other considerations	$394,256	$7,156,079	$7,550,335	$625,090	$7,300,258	$7,925,348	$648,447	$6,759,283	$7,407,730

Direct policyholder benefits	$1,166,137	$3,690,611	$4,856,748	$1,372,998	$3,746,597	$5,119,595	$1,502,722	$3,244,144	$4,746,866
Policyholder benefits assumed	31,647	153,792	185,439	27,692	220,553	248,245	4,887	290,526	295,413
Policyholder benefits ceded	(764,441)	(409,764)	(1,174,205)	(807,896)	(540,797)	(1,348,693)	(918,934)	(410,634)	(1,329,568)

Net policyholder benefits	$433,343	$3,434,639	$3,867,982	$592,794	$3,426,353	$4,019,147	$588,675	$3,124,036	$3,712,711

The Company had $1,052,007 and $957,152, respectively, of invested assets held in trusts or by custodians as of December 31, 2009 and 2008, respectively, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in Assurant Solutions and Assurant Specialty Property segments, for client risk and profit sharing.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $6,254 and $9,680 at December 31, 2009 and 2008, respectively.

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

During 2009, subsidiaries of the Company entered into two reinsurance agreements (the “Reinsurance Agreements”) with Ibis Re Ltd., a reinsurance company domiciled in the Cayman Islands (“Ibis Re”), in connection with a fully collateralized catastrophe reinsurance bond program in the aggregate amount of $150,000 (the “Cat Bonds”). In connection with the issuance of the Cat Bonds, Ibis Re set up two insurance trusts to hold certain investments to secure payments to the subsidiaries under the Reinsurance Agreements and the repayment of principal to the bondholders, as applicable, and entered into two related swap agreements (each a “Swap”) with Goldman Sachs International (the “Swap Counterparty”).

The Swaps may be terminated as a result of certain events, including but not limited to a payment default by the Swap Counterparty, the insolvency of the Swap Counterparty, certain changes in law with regard to the Swap Counterparty, or certain merger transactions involving the Swap Counterparty (each a “Swap Counterparty Event”). In the event of such termination, the Company may elect either to replace the Swap Counterparty and enter into an interim swap agreement (the “Interim Swap Agreement”), acting as an interim swap counterparty opposite Ibis Re, or to appoint another swap counterparty to replace the Swap Counterparty. Following a termination of a Swap as the result of a Swap Counterparty Event, if either the Company or a designated affiliate does not upon two business days notice indicate its intention to enter into the Interim Swap Agreement with Ibis Re or appoint another swap counterparty to replace the Swap Counterparty, then the related class of Cat Bond will be subject to early redemption on the next following quarterly payment date for such Cat Bond.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To mitigate this risk, the Company has control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with the Company’s reinsurers for the sharing of risks. A.M. Best ratings for The Hartford and John Hancock, the reinsurers we have the most exposure to, are A and A+, respectively, although A.M. Best recently placed a negative outlook on the issuer credit and financial strength ratings of The Hartford and a stable outlook for John Hancock. The majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best, although A.M. Best continues to have a negative outlook on the Life and Health insurance industry.

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet. If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,221,513 and $1,260,933 as of December 31, 2009 and 2008, respectively. The reinsurance recoverable from John Hancock was $1,569,252 and $1,355,689 as of December 31, 2009 and 2008, respectively.

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

As of December 31, 2009, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

15. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is amortized over the life of the notes and is included as part of interest expense on the statement of operations. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. All of the holders of the senior notes exchanged their notes in May 2004 for new notes registered under the Securities Act of 1933, as amended.

The interest expense incurred for the years ended December 31, 2009, 2008 and 2007 related to the senior notes was $60,188. There was $22,570 of accrued interest at December 31, 2009, 2008 and 2007, respectively. The Company made interest payments of $30,094 on February 15, 2009 and August 15, 2009, respectively.

Credit Facility

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,114 was available at December 31, 2009, due to outstanding letters of credit.

On December 18, 2009, the Company entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility replaces the Company’s prior five-year $500,000 revolving credit facility (“2004 Credit Facility”). The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided the Company is in compliance with all covenants. The agreement has a sublimit for letters of credit issued under the agreement of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes.

The amended and restated 2004 Credit Facility was unsecured and was available until April 2010, so long as the Company was in compliance with all the covenants. The 2004 Credit Facility was also available for general corporate purposes, but to the extent used thereto, was unavailable to back the commercial paper program.

The Company did not use the commercial paper program during the twelve months ended December 31, 2009 and 2008 and there were no amounts relating to the commercial paper program outstanding at December 31, 2009 and December 31, 2008. The Company did not borrow using the 2004 Credit Facility during the twelve months ended December 31, 2009 and 2008. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at December 31, 2009. The Company does have $24,866 of letters of credit outstanding under the 2009 Credit Facility as of December 31, 2009.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2009 the Company was in compliance with all covenants, minimum ratios and thresholds.

The 2004 Credit Facility contained restrictive covenants. The terms of the 2004 Credit Facility also required that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants included maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At the time this credit facility was replaced, the Company was in compliance with all covenants, minimum ratios and thresholds.

16. Mandatorily Redeemable Preferred Stock

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

Information about the preferred stock is as follows:

	For the years ended December 31,
	2009	2008
Preferred stock, par value $1.00 per share:
Series B: 19,160 shares designated, 3,160 and 6,160 shares issued and outstanding in 2009 and 2008, respectively	$3,160	$6,160
Series C: 5,000 shares designated, issued and outstanding	5,000	5,000

Total	$8,160	$11,160

There was no change in the outstanding shares of Series C for the years ended December 31, 2009, 2008 and 2007. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended December 31,
	2009	2008	2007
Shares outstanding, beginning	6,160	16,160	17,160
Shares redeemed	(3,000)	(10,000)	(1,000)

Shares outstanding, ending	3,160	6,160	16,160

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

17. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2009	2008	2007
Shares outstanding, beginning	117,368,534	117,808,007	122,618,317
Vested restricted stock and restricted stock units, net (a)	78,826	58,447	35,969
Issuance to Board of Directors	—	8,466	10,396
Issuance related to ESPP	321,038	136,487	156,517
Issuance related to SARS exercise	2,366	357,127	676,141
Shares repurchased	(1,122,050)	(1,000,000)	(5,689,333)

Shares outstanding, ending	116,648,714	117,368,534	117,808,007

(a)	Vested restricted stock and restricted stock units shown net of shares retired to cover participant tax liability

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired.

18. Stock Based Compensation

In accordance with ASC Topic 718 Compensation- Stock Compensation (“ASC Topic 718”), the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

compensation awards as of the adoption date of ASC Topic 718. For the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

Long-Term Equity Incentive Plan

In May 2008, shareholders of the Company approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorizes the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of our common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be issued under the ALTEIP.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded PSUs and RSUs in 2009. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, which will be paid in cash at the end of the performance period based on the actual number of shares issued.

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

PSU Performance Goals. For 2009, the Compensation Committee has established earnings per share (“EPS”) growth, revenue growth and total stockholder’s return as the three performance measures for PSU awards. EPS growth is defined as the year-over-year change in GAAP net income divided by average diluted shares outstanding. Revenue growth is defined as year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholders’ return is defined as appreciation in Company stock plus dividend yield to stockholders. The actual payout level is determined by ranking the average of the Company’s performance with respect to all three measures against the average performance of the companies included in the A.M. Best Insurance Index for the applicable performance period.

Under the ALTEIP, the Company’s Chief Executive Officer (“CEO”) is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Restricted stock and RSUs granted under this program may have different vesting periods.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Restricted Stock Units

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2008	—	$—
Grants	806,375	21.04
Vests	(2,144)	20.26
Forfeitures	(10,868)	20.26

Shares outstanding at December 31, 2009	793,363	$21.05

The compensation expense recorded related to RSUs was $7,200 and the related total income tax benefit recognized was $2,520 for the year ended December 31, 2009.

As of December 31, 2009, there was $8,716 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.39 years. The total fair value of shares vested during the year ended December 31, 2009 was $43.

Performance Share Units

A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Performance share units outstanding, December 31, 2008	—	$—	—	—
Grants	631,066	20.39	—	—
Exercises	—	—	—	—
Forfeitures and adjustments	(10,168)	20.39	—	—

Performance share units outstanding, December 31, 2009	620,898	$20.39	2.20	$18,347

PSUs above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

The compensation expense recorded related to PSUs for the year ended December 31, 2009 was $5,980 and the related total income tax benefit recognized was $2,093.

As of December 31, 2009, there was $6,063 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.52 years.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the year ended December 31, 2009 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the year ended December 31, 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

For awards granted during the year ended December 31, 2009
Expected volatility	54.22%
Expected term (years)	2.8
Risk free interest rate	1.29%

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

Restricted Stock

A summary of the Company’s outstanding restricted stock is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2008	272,401	$54.48
Grants	10,900	29.77
Vests	(122,186)	54.23
Forfeitures	(11,942)	57.45

Shares outstanding at December 31, 2009	149,173	$52.66

The compensation expense recorded related to restricted stock was $4,409, $7,417 and $5,009 for the years ended December 31, 2009, 2008 and 2007, respectively. The related total income tax benefit recognized was $1,543 $2,398 and $1,753 for the years ended December 31, 2009, 2008 and 2007 respectively. Total compensation expense for 2008 includes $566 for restricted stock granted to the Board of Directors, which vested immediately. The weighted average grant date fair value for restricted stock granted in 2008 and 2007 was $55.89 and $55.18, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

As of December 31, 2009, there was $2,033 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $2,880, $6,264 and $3,365 respectively.

Stock Appreciation Rights

A summary of the Company’s SARs is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
SARs outstanding, December 31, 2008	5,654,414	$46.62	2.91	$6,492
Grants	—	—	—	—
Exercises	(79,689)	22.27	—	—
Forfeitures and adjustments	(702,267)	45.73	—	—

SARs outstanding, December 31, 2009	4,872,458	$46.82	2.07	$5,297

SARs exercisable at December 31, 2009	2,473,708	$36.54	1.86	$5,297

There were no SARs granted during the year ended December 31, 2009. Currently there are no plans to award SARs in the future. There were 1,497,891 SARs granted during the year ended December 31, 2008. The compensation expense recorded related to SARs was $10,046, $14,179 and $12,545 for the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit recognized was $3,516, $4,922 and $4,352 for the years ended December 31, 2009, 2008 and 2007. Total compensation expense for 2008 includes $116 for SARs granted to the Board of Directors, which vested immediately. The weighted average grant date fair value for SARs granted in 2008 and 2007 was $13.77 and $11.44, respectively.

The total intrinsic value of SARs exercised during the years ended December 31, 2009, 2008 and 2007 was $433, $38,527 and $64,872, respectively. As of December 31, 2009, there was approximately $7,702 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 0.72 years.

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

	For awards granted during the years ended December 31,
	2008	2007
Expected volatility	27.69-28.15%	19.99-20.57%
Expected term (years)	3.0-4.0	3.0-4.0
Risk free interest rates	1.84-2.19%	4.41-4.43%
Dividend yield	0.79%	0.75%

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants issued to directors have been issued from the ALTEIP, discussed above. The compensation expense recorded related to these shares was $625 for the year ended 2007. There was no expense recorded for the years ended December 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 shares to employees who are participants in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their after-tax compensation in each offering period toward the purchase of shares of the Company’s common stock. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of the common stock on the first or last day of the offering period. Participants’ contributions are limited to a maximum contribution of $7.5 per offering period, or $15 per year.

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

In January 2010, the Company issued 181,718 shares at a discounted price of $21.65 for the offering period of July 1, 2009 through December 31, 2009. In January 2009, the Company issued 133,994 shares to employees at a discounted price of $27.00 for the offering period of July 1, 2008 through December 31, 2008. In January 2008, the Company issued 70,646 shares to employees at a discounted price of $53.45 for the offering period of July 1, 2007 through December 31, 2007.

The compensation expense recorded related to the ESPP was $2,653, $2,533 and $1,346 for the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit for disqualified disposition was $250, $110 and $131 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

	For awards issued during the years ended December 31,
	2009	2008	2007
Expected volatility	29.46-96.42%	19.81-32.87%	17.15-22.43%
Risk free interest rates	0.28-2.12%	3.29-4.96%	5.03-5.24%
Dividend yield	0.84-1.83%	0.73-0.80%	0.71-0.82%
Expected term (years)	0.5	0.5	0.5

Non-Stock Based Incentive Plans

Deferred Compensation

The deferred compensation programs consist of the AIP, the ASIC and the ADC Plans. The AIP and ASIC Plans provided key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. The AIP and ASIC Plans were frozen in December 2004 and no additional contributions can be made to either Plan. Effective March 1, 2005 and amended and restated January 1, 2008, the ADC Plan was established in order to comply with the American Jobs Creation Act of 2004 (“Jobs Act”) and IRC Section 409A. The ADC Plan provides key employees the ability to defer a portion of their eligible compensation to be notionally invested in a variety of mutual funds. Deferrals and withdrawals under the ADC Plan are intended to be fully compliant with the Jobs Act definition of eligible compensation and distribution requirements.

19. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2009	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	—	$—	—
February	—	—	—
March	—	—	—
April	—	—	—
May	—	—	—
June	—	—	—
July	—	—	—
August	863,050	28.45	863,050
September	259,000	28.54	259,000
October	—	—	—
November	—	—	—
December	—	—	—

Total	1,122,050	$28.47	1,122,050

On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On August 7, 2008, the Company purchased 1,000,000 of its common shares from Fortis Insurance N.V. (“Fortis”) at a price, including transaction fees, of $59.00 per share for a total of $59,000. The shares were purchased in a private aftermarket block transaction. During the year ended December 31, 2009, the Company repurchased 1,122,050 shares of the Company’s outstanding common stock at a cost of $31,949.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. Following this increase, the Company can repurchase up to $770,044 of additional outstanding common stock under the current authorization.

20. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at December 31, are as follows:

	Foreign currency translation adjustment	Unrealized gains (losses) on securities	OTTI	Pension under- funding	Accumulated other comprehensive income (loss)
Balance at December 31, 2007	$84,435	$23,384	$—	$(53,908)	$53,911

Activity in 2008	(130,379)	(501,784)	—	(92,694)	(724,857)

Balance at December 31, 2008	(45,944)	(478,400)	—	(146,602)	(670,946)

Cumulative effect of change in accounting principle (after-tax) (1)	—	(35,359)	(7,758)	—	(43,117)

Activity in 2009	69,856	708,309	14,033	(12,210)	779,988

Balance at December 31, 2009	$23,912	$194,550	$6,275	$(158,812)	$65,925

(1)	Relates to the adoption of the new OTTI guidance for debt securities. See Notes 5 and 6 for further information.

The amounts in the unrealized gains (losses) on securities column are net of reclassification adjustments of $(26,209), $(225,333) and $(44,389), net of tax, in 2009, 2008 and 2007, respectively, for net realized gains (losses) on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(4,992), net of tax, in 2009, for net realized gains (losses) on sales of securities included in net income.

21. Statutory Information

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2009		2008		2007
Statutory net income
P&C companies	$488,545	(2)	$356,128		$310,666
Life companies	78,880		64,214		346,930

Total statutory net income	$567,425		$420,342	(1)	$657,596

(1)	The $420,342 total statutory net income includes $224,290 (after-tax) of net realized losses on investments, including $177,890 (after-tax) of realized losses due to other-than-temporary impairments, and $86,200 (after-tax) of incurred insurance losses due to Hurricanes Gustav and Ike.
(2)	The $488,545 total statutory P&C companies net income includes a favorable legal settlement of $90,350 (after-tax) with Willis Limited, as subsidiary of Willis Group Holdings Limited. See note 26 for further information.

	December 31,
	2009	2008
Statutory capital and surplus
P&C companies	$1,291,637	$1,380,247
Life companies	1,052,929	930,685

Total statutory capital and surplus	$2,344,566	$2,310,932

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2010 without regulatory approval is approximately $526,515. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

22. Retirement and Other Employee Benefits

Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory defined benefit pension plan covering substantially all employees. The defined benefit pension plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company also has a non-contributory, non-qualified supplemental program covering certain employees. The qualified and nonqualified plans are referred to as “Pension Benefits” unless otherwise noted. The Company has the right to modify or terminate these benefits; however, the Company will not be relieved of its obligation to plan participants for their vested benefits.

In addition, the Company provides certain life and healthcare benefits (“Retirement Health Benefits”) for retired employees and their dependents. Substantially all employees of the Company may become eligible for these benefits depending on age and years of service. The Company has the right to modify or terminate these benefits. Plan assets and benefit obligations are measured as of December 31, 2009.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2009	2008	2007	2009	2008	2007
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(581,432)	$(519,622)	$(517,263)	$(67,166)	$(59,068)	$(60,547)
Service cost	(26,153)	(22,904)	(22,605)	(3,571)	(2,801)	(2,935)
Interest cost	(36,127)	(33,440)	(30,299)	(4,263)	(3,816)	(3,465)
Amendments	(374)	(4,412)	(3,976)	(1,926)	—	—
Actuarial (loss) gain	(45,515)	(29,981)	27,851	(8,456)	(3,054)	6,333
Benefits paid	31,437	28,927	26,670	1,829	1,573	1,546

Projected benefit obligation at end of year	$(658,164)	$(581,432)	$(519,622)	$(83,553)	$(67,166)	$(59,068)

Change in plan assets
Fair value of plan assets at beginning of year	$380,577	$452,723	$404,237	$23,687	$21,851	$15,436
Actual return on plan assets	59,956	(71,459)	30,160	4,117	(4,278)	482
Employer contributions	53,063	29,695	46,117	10,571	7,687	7,479
Benefits paid (including administrative expenses)	(32,635)	(30,382)	(27,791)	(1,829)	(1,573)	(1,546)

Fair value of plan assets at end of year	$460,961	$380,577	$452,723	$36,546	$23,687	$21,851

Funded status at end of year	$(197,203)	$(200,855)	$(66,899)	$(47,007)	$(43,479)	$(37,217)

In accordance with the guidance on retirement benefits, which is within ASC Topic 715, Compensation- Retirement Benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2009, 2008 and 2007, the projected benefit obligations and the accumulated benefit obligations of Pension Benefits exceeded plan assets as follows:

	Pension Benefits
	2009	2008	2007
Projected benefit obligation	$658,164	$581,432	$519,622
Accumulated benefit obligation	$560,188	$506,363	$453,092
Fair value of plan assets	$460,961	$380,577	$452,723

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2009	2008	2007	2009	2008	2007
Assets	$—	$—	$30,283	$—	$—	$—
Liabilities	$(197,203)	$(200,855)	$(97,183)	$(47,007)	$(43,479)	$(37,217)

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits			Retirement Health Benefits
	2009	2008	2007	2009	2008	2007
Net (loss) gain	$(223,497)	$(207,391)	$(73,808)	$(6,872)	$(488)	$9,112
Prior service cost	(6,548)	(10,705)	(9,926)	(7,332)	(6,889)	(8,231)

	$(230,045)	$(218,096)	$(83,734)	$(14,204)	$(7,377)	$881

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$26,153	$22,904	$22,605	$3,571	$2,801	$2,935
Interest cost	36,127	33,440	30,299	4,263	3,816	3,465
Expected return on plan assets	(35,207)	(36,630)	(32,565)	(2,044)	(2,033)	(1,256)
Amortization of prior service cost	1,506	3,633	4,075	1,483	1,342	1,342
Amortization of net loss (gain)	9,494	4,196	9,012	—	(236)	—
Curtailment (gain)/settlement loss	(610)	1,746	115	—	—	—

Net periodic benefit cost	$37,463	$29,289	$33,541	$7,273	$5,690	$6,486

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net gain (loss)	$23,048	$137,779	$(24,325)	$6,383	$9,365	$(5,559)
Amortization of prior service cost	(2,256)	(3,633)	(4,075)	(1,483)	(1,342)	(1,342)
Amortization of net (gain) loss	(9,218)	(4,196)	(9,127)	—	236	—
Prior service credit	374	4,412	3,976	1,926	—	—

Total recognized in accumulated other comprehensive income (loss)	$11,948	$134,362	$(33,551)	$6,826	$8,259	$(6,901)

Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$49,411	$163,651	$(10)	$14,099	$13,949	$(415)

In 2008, the deterioration of the global economy, together with the credit crisis, caused significant volatility in interest rates and equity prices, which caused actual asset returns of the Plans’ investment portfolios to be much less than expected. In 2009, the improvement in the global economy, due to government stimulus programs and low interest rates, caused actual asset returns of the Plans’ investment portfolios to be much greater than expected. The Company uses a five-year averaging method to determine the market-related value of plan assets, which is used to calculate the expected return of plan assets component of the Plans’ expense. Under this methodology, asset gains/losses that result from actual returns which differ from the Company’s expected long-term rate of return on assets assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual as compared to expected asset returns for the Plans will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $11,230 and $970, respectively. The estimated net gain and prior service cost of Retirement Health Benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year is $0 and $1,483, respectively.

Determination of the projected benefit obligation was based on the following assumptions for the year ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	5.94%	6.25%	6.49%	5.73%	6.29%	6.28%	6.06%	6.22%	6.55%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the year ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.49%	5.89%	6.29%	6.28%	5.89%	6.22%	6.55%	5.92%
Expected long-term return on plan assets	7.50%	8.25%	8.25%	—	—	—	7.50%	8.25%	8.25%

*	Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% – 9.30% for the Pension Benefits for the years ended December 31, 2009, 2008 and 2007.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2009, 2008 and 2007. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 222 bonds rated AA by Moody’s with maturities between zero and thirty years. The discount rate, for each Plan, is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily, government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of 7.50% for the fiscal year 2009 and 8.25% for the fiscal year 2008 and 2007. The Company believes that this revised assumption, effective January 1, 2009, better reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Due to significant volatility in the debt and equity securities markets, actual return on plan assets was 15.8% and (16.0)% for the years ended December 31, 2009 and 2008.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The assumed health care cost trend rates used in measuring the accumulated benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2009	2008	2007
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	9.5%	8.0%	9.0%
Post-65 Non-reimbursement Plan	9.5%	10.0%	11.0%
Pre-65 Reimbursement Plan	9.5%	8.0%	9.0%
Post-65 Reimbursement Plan	9.5%	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2028	2012	2012
Post-65 Non-reimbursement Plan	2028	2014	2014
Pre-65 Reimbursement Plan	2028	2012	2012
Post-65 Reimbursement Plan	2028	2014	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2009	2008	2007
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$43	$20	$19
Effect on postretirement benefit obligation	596	345	303
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(55)	$(20)	$(19)
Effect on postretirement benefit obligation	(719)	(350)	(308)

The assets of the Plans are managed to maximize their long-term pre-tax investment return, subject to the following dual constraints: minimization of required contributions and maintenance of solvency requirements. It is anticipated that periodic contributions to the Plans will, for the foreseeable future, be sufficient to meet benefit payments thus allowing the balance to be managed according to a long-term approach. The Investment Committee for the Plans meets on a quarterly basis and reviews the re-balancing of existing fund assets and the asset allocation of new fund contributions.

The goal of our asset strategy is to ensure that the growth in the value of the fund over the long-term, both in real and nominal terms, manages (controls) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities. Diversification by asset classes stabilizes total fund results over short-term time periods. Each asset class is externally managed by outside investment managers appointed by the Investment Committee. Derivatives may be used consistent with the Plan’s investment objectives established by the Investment Committee. All securities must be U.S. dollar denominated.

The Investment Committee allocated 8% of the Plans’ assets to Mesirow Institutional Multi-Strategy Fund, L.P. (“MIMSF”) on December 1, 2009. MIMSF is a multi-strategy product for U.S. tax-exempt investors subject

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

to ERISA. MIMSF allocates to five primary sub-strategies including hedged equity, credit, event, relative value and multi-strategy. Allocations to these sub-strategies will shift over time depending upon MIMSF’s investment outlook. MIMSF is managed to be broadly diversified in terms of both strategy and manager exposures.

The Investment Committee that oversees the investment of the plan assets conducted a review of the investment strategies and policies of the Plans. This included a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted the current target asset allocation and modified the ranges as follows:

	The Plans’ Asset Allocation Percentages
Financial Assets	Low	Target (2)	High
Equity securities (1):
Common stock-U.S. listed small cap	5.0%	7.5%	10.0%
Mutual fund-U.S. listed large cap	22.0%	27.0%	32.0%
Common/collective trust- foreign listed	5.0%	7.5%	10.0%
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	8.0%	10.5%	13.0%
Corporate-U.S & foreign investment grade	29.5%	32.0%	34.5%
Corporate-U.S & foreign high yield	5.0%	7.5%	10.0%
Investment fund:
Multi-strategy hedge fund	5.5%	8.0%	10.5%

(1)	The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. Current target asset allocations for equity securities include allocations for investment funds. The Company expects to invest certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds, during 2010 and 2011. Amounts allocated for these investments are included in the equity securities caption of the fair value hierarchy at December 31, 2009, provided in the section above.
(2)	It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2009, 43.5% of plan assets were invested in fixed maturity securities and 19.6%, 14.2% and 9.4% of those securities were concentrated in the financial, communications and consumer non-cyclical industries, with no exposure to any single creditor in excess of 9.3%, 12.7% and 14.0% of those industries, respectively. As of December 31, 2009, 44.8% of plan assets were invested in equity securities and 61.7% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2009 by asset category, is as follows:

Qualified Pension Benefits
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$9,999		$—	$9,999	$—
Equity securities:
Common stock-U.S. listed small cap	33,908		33,908	—	—
Mutual funds-U.S. listed large cap	126,629		126,629	—	—
Common/collective trust-foreign listed	44,568		—	44,568	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	35,835		—	35,835	—
Corporate-U.S & foreign investment grade	136,656		—	136,656	—
Corporate-U.S & foreign high yield	25,078		—	25,078	—
Investment fund:
Multi-strategy hedge fund	36,631		—	—	36,631
Derivatives:
Interest rate swap	8,666		—	8,666	—

Total financial assets	$457,970	(1)	$160,537	$260,802	$36,631

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to an interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$793		$—	$793	$—
Equity securities:
Common stock-U.S. listed small cap	2,688		2,688	—	—
Mutual funds-U.S. listed large cap	10,039		10,039	—	—
Common/collective trust-foreign listed	3,533		—	3,533	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	2,841		—	2,841	—
Corporate-U.S & foreign investment grade	10,835		—	10,835	—
Corporate-U.S & foreign high yield	1,988		—	1,988	—
Investment fund:
Multi-strategy hedge fund	2,904		—	—	2,904
Derivatives:
Interest rate swap	687		—	687	—

Total financial assets	$36,308	(1)	$12,727	$20,677	$2,904

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to an interest receivable which is not required to be included in the fair value hierarchy.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following table for the Company’s qualified pension plan and retirement health benefit plan summarizes the change in fair value associated with the MIMSF, the only Level 3 financial asset.

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2008	$—	$—
Purchases	36,200	2,870
Actual return on plan assets still held at the reporting date	431	34

Ending balance at December 31, 2009	$36,631	$2,904

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2009, the application of the valuation technique applied to similar assets has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. Observable market inputs for Level 1 and 2 securities are consistent with the observable market inputs described in Note 6, Fair Value Disclosures. The MIFSF utilizes all three levels of inputs to price its holdings. Since unobservable inputs may have been significant to the fair value measurement, it was classified as Level 3.

The Company obtains one price for each investment. A quarterly analysis is performed to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by benefits, investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company uses the best estimate of fair value based upon all available inputs. The pricing service provides information regarding their pricing procedures so that the Company can properly categorize the Plans’ financial assets in the fair value hierarchy.

The Company expects to contribute $40,000 to its qualified pension plan in 2010. No contributions are expected to be made to the retirement health benefit plan in 2010.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2010	$30,321	$1,770
2011	32,605	2,084
2012	35,298	2,427
2013	38,522	2,851
2014	41,748	3,308
Years 2015-2019	284,989	25,578

Total	$463,483	$38,018

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $32,962, $30,064 and $29,101 in 2009, 2008 and 2007, respectively.

23. Segment Information

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

The Company evaluates performance of the operating segments based on segment income after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. See Note 2 for further information.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following tables summarize selected financial information by segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,671,041	$1,947,529	$1,879,628	$1,052,137	$—	$7,550,335
Net investment income	391,229	110,337	47,658	133,365	16,249	698,838
Net realized losses on investments	—	—	—	—	(53,597)	(53,597)
Amortization of deferred gain on disposal of businesses	—	—	—	—	22,461	22,461
Fees and other income	216,550	56,890	39,879	28,343	140,802	482,464

Total revenues	3,278,820	2,114,756	1,967,165	1,213,845	125,915	8,700,501

Benefits, losses and expenses
Policyholder benefits	1,029,151	664,182	1,410,171	757,070	7,408	3,867,982
Amortization of deferred acquisition costs and value of business acquired	1,187,106	367,663	8,526	38,585	—	1,601,880
Underwriting, general and administrative expenses	868,242	464,865	596,172	354,316	93,769	2,377,364
Interest expense	—	—	—	—	60,669	60,669

Total benefits, losses and expenses	3,084,499	1,496,710	2,014,869	1,149,971	161,846	7,907,895

Segment income (loss) before provision (benefit) for income tax and goodwill impairment	194,321	618,046	(47,704)	63,874	(35,931)	792,606
Provision (benefit) for income taxes	74,269	212,049	(17,484)	21,718	(11,520)	279,032

Segment income (loss) before goodwill impairment	120,052	405,997	(30,220)	42,156	(24,411)	513,574

Goodwill Impairment	—	—	—	—	83,000	83,000

Net income	120,052	405,997	(30,220)	42,156	(107,411)	$430,574

Segment Assets:
Segments assets, excluding goodwill	$11,091,800	$3,186,740	$1,078,567	$2,521,667	$7,036,624	$24,915,398

Goodwill						926,398

Total assets						$25,841,796

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

December 31, 2009, 2008 and 2007

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived assets
2009
United States	$7,837,792	$266,141
Foreign countries	862,709	9,279

Total	$8,700,501	$275,420

2008
United States	$7,765,060	$269,907
Foreign countries	836,168	8,714

Total	$8,601,228	$278,621

2007
United States	$7,740,702	$264,550
Foreign countries	712,813	11,229

Total	$8,453,515	$275,779

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. The Company has no reportable major customers.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The Companies net earned premiums by segment and product are as follows:

	2009	2008	2007
Solutions:
Credit	$561,755	$647,939	$679,940
Service contracts	1,827,647	1,720,134	1,406,794
Preneed	180,969	365,000	341,858
Other	100,670	80,334	101,853

Total	$2,671,041	$2,813,407	$2,530,445

Specialty Property:
Homeowners (creditor placed and voluntary)	$1,369,031	$1,471,012	$1,188,090
Manufactured housing (creditor placed and voluntary)	219,960	225,209	209,104
Other	358,538	352,017	285,072

Total	$1,947,529	$2,048,238	$1,682,266

Health:
Individual medical	$1,270,198	$1,276,743	$1,283,321
Short-term medical	104,238	101,435	96,837
Small employer group	505,192	573,777	670,122

Total	$1,879,628	$1,951,955	$2,050,280

Employee Benefits:
Group dental	$425,288	$435,115	$412,810
Group disability single premiums for closed blocks	—	11,447	49,456
All other group disability	434,381	459,208	467,490
Group life	192,468	205,978	214,983

Total	$1,052,137	$1,111,748	$1,144,739

24. Earnings per common share

In accordance with the earnings per share guidance on participating securities and the two class method, which is within ASC Topic 260, described in Note 2, restricted stock and RSUs which have non-forfeitable rights to dividends or dividend equivalents are included in calculating basic and diluted earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed earnings. All prior period EPS data presented has been adjusted to conform to the two-class method.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Years Ended December 31,
	2009	2008	2007
Numerator
Net income	$430,574	$447,796	$653,746
Deduct dividends paid	(69,596)	(63,672)	(55,038)

Undistributed earnings	$360,978	$384,124	$598,708

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	118,036,632	118,005,967	119,934,873
Incremental common shares from:
PSUs	171,371	—	—
SARs	100,400	831,700	1,554,047
ESPP	187,237	137,012	70,647

Weighted average shares used in diluted earnings per share calculations	118,495,640	118,974,679	121,559,567

Earnings per common share—Basic
Distributed earnings	$0.59	$0.54	$0.46
Undistributed earnings	3.06	3.25	4.99

Net income	$3.65	$3.79	$5.45

Earnings per common share—Diluted
Distributed earnings	$0.59	$0.53	$0.45
Undistributed earnings	3.04	3.23	4.93

Net income	$3.63	$3.76	$5.38

Average SARs totaling 4,287,465, 2,500,386 and 1,217,500 for the years ended December 31, 2009, 2008 and 2007, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

25. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2009 (1)
Total revenues	$2,087,877	$2,273,609	$2,156,873	$2,182,142
Income before provision for income taxes	157,867	281,518	209,066	61,155
Net income	80,581	193,322	144,730	11,941
Basic per share data:
Income before provision for income taxes	$1.34	$2.38	$1.77	$0.52
Net income	$0.68	$1.63	$1.22	$0.10
Diluted per share data:
Income before provision for income taxes	$1.34	$2.37	$1.77	$0.52
Net income	$0.68	$1.63	$1.22	$0.10

	March 31	June 30	September 30	December 31
2008 (1)
Total revenues	$2,177,325	$2,248,760	$1,954,535	$2,220,608
Income (loss) before provision (benefit) for income taxes	285,928	249,414	(163,520)	191,456
Net income (loss)	186,830	189,954	(111,429)	182,441
Basic per share data: (2)
Income (loss) before provision (benefit) for income taxes	$2.42	$2.11	$(1.39)	$1.63
Net income (loss)	$1.58	$1.61	$(0.94)	$1.55
Diluted per share data: (2)
Income (loss) before provision (benefit) for income taxes	$2.39	$2.08	$(1.39)	$1.62
Net income (loss)	$1.56	$1.59	$(0.94)	$1.55

(1)	The sum of the four periods may not agree to the total year to date amounts due to rounding.
(2)	Prior period amounts have been adjusted in accordance with the earnings per share guidance on participating securities and the two class method, which is within the Financial Accounting Standards Board’s Accounting Standards Codification Topic 260, Earnings Per Share.

During the fourth quarter of 2009, following the completion of our annual goodwill impairment analysis, the Company recorded an impairment charge of $83,000 related to the Assurant Employee Benefits reporting unit. The impairment charge resulted in a decrease to net income and had no related tax benefit. See Notes 2, 6 and 11 for further information.

During the fourth quarter of 2008, the Company recorded a $62,343 tax benefit due to the release of a valuation allowance related to deferred tax assets on capital loss carryovers and pre-tax net realized losses on investments of $51,757. Included in net realized losses are other-than-temporary impairments of $40,023.

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

During the third quarter of 2008, the Company realized pre-tax losses associated with hurricanes Gustav and Ike of $132,615 and pre-tax realized net losses on investments of $299,205. Included in net realized losses are other-than-temporary impairments of $229,148.

26. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2009, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2010	34,755
2011	26,076
2012	19,793
2013	13,846
2014	11,294
Thereafter	39,283

Total minimum future lease payments	$145,047

Rent expense was $41,639, $37,360 and $38,237 for 2009, 2008 and 2007, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $28,566 and $29,617 of letters of credit outstanding as of December 31, 2009 and 2008, respectively.

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

The Company has a $14,650 litigation reserve as a result of an unfavorable ruling reached during September 2009 by the South Carolina Supreme Court in a claim-related lawsuit, in the ordinary course, that was originally filed in 2003. The Company is currently pursuing available appellate remedies.

The Company holds a litigation reserve of $37,302 due to an unfavorable jury verdict in an ordinary course rescission-related lawsuit that was originally filed in 2006. A judgment has not yet been entered by the court and the Company plans to pursue all available post-trial motions and appellate remedies.

Both of these litigation reserves relate to our Assurant Health segment.

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

Assurant, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(In thousands except number of shares and per share amounts)

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

As previously disclosed by the Company in a Current Report on Form 8-K, on June 9, 2009, ARIC and AGIL, wholly-owned subsidiaries of the Company, entered into a settlement agreement with Willis Limited. The settlement agreement related to an action commenced in 2007 in the English Commercial Court pertaining to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited paid ARIC and AGIL $139,000, which the Company recorded in its Corporate and Other reporting segment and in fees and other income in the consolidated statements of operation during 2009.

The Company believes, on the basis of information currently available, that the existing loss accruals for remaining arbitrations and lawsuits are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

On January 21, 2010, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil complaint in the United States District Court for the Southern District of New York in connection with the SEC’s previously disclosed investigation into a finite reinsurance arrangement entered into by the Company. In the complaint, the SEC charged the Company with violating Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 12b-20, 13a-11 and 13a-13 thereunder. As previously disclosed by the Company in a Current Report on Form 8-K, the Company entered into a settlement with the SEC on January 21, 2010 in which the Company consented, without admitting or denying the allegations in the complaint, to the entry of a judgment requiring payment of a civil penalty of $3,500, an expense that the Company accrued as of December 31, 2009, and enjoining the Company from violating the aforementioned federal securities laws. The court approved the settlement in a final judgment entered on January 25, 2010. The Company has paid the penalty.

In the course of implementing procedures for compliance with the new mandatory reporting requirements under the Medicare, Medicaid, and SCHIP Extension Act of 2007, Assurant Health identified a possible ambiguity in the Medicare Secondary Payer Act and related regulations about which the Company has since had a meeting with representatives of the Centers for Medicare and Medicaid Services (“CMS”). Assurant Health believes that its historical interpretation and application of such laws and regulations is correct and has requested that CMS issue a written determination to that effect. CMS is considering the matter and has not made a determination. The Company does not believe that any loss relating to this issue is probable, nor can the Company make any estimate of any possible loss or range of possible loss associated with this issue.

27. Subsequent Events

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued and determined there were none.

Assurant, Inc.

at December 31, 2009

Schedule I—Summary of Investments Other—Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$115,268	$120,330	$120,330
States, municipalities and political subdivisions	873,548	910,068	910,068
Foreign governments	558,254	572,827	572,827
Asset-backed	51,834	53,963	53,963
Commercial mortgage-backed	159,780	159,907	159,907
Residential mortgage-backed	685,373	712,003	712,003
Corporate	7,240,026	7,437,674	7,437,674

Total fixed maturity securities	9,684,083	9,966,772	9,966,772

Equity securities:
Common stocks	5,493	4,529	4,529
Non-redeemable preferred stocks	508,856	508,458	508,458

Total equity securities	514,349	512,987	512,987

Commercial mortgage loans on real estate, at amortized cost	1,428,027	1,442,889	1,428,027
Policy loans	56,407	56,407	56,407
Short-term investments	453,469	453,469	453,469
Collateral held under securities lending	220,279	218,129	218,129
Other investments	522,041	522,041	522,041

Total investments	$12,878,655	$13,172,694	$13,157,832

Assurant, Inc.

Schedule II—Condensed Balance Sheet (Parent Only)

	December 31,
	2009	2008
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,886,775	$4,209,278
Fixed maturity securities available for sale, at fair value (amortized cost—$106,037 in 2009 and $22,638 in 2008)	105,409	16,738
Short-term investments	3,252	3,777
Other investments	73,057	75,762

Total investments	5,068,493	4,305,555

Cash and cash equivalents	727,186	302,319
Receivable from subsidiaries, net	30,574	5,967
Income tax receivable	5,259	43,026
Accrued investment income	235	137
Property and equipment, at cost less accumulated depreciation	144,980	149,302
Deferred income taxes, net	201,569	199,353
Goodwill	37,000	43,832
Other assets	33,145	36,637

Total assets	$6,248,441	$5,086,128

Liabilities
Accounts payable and other liabilities	$414,974	$393,506
Debt	972,058	971,957
Mandatorily redeemable preferred stock	8,160	11,160

Total liabilities	1,395,192	1,376,623

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 116,648,714 and 117,368,534 shares outstanding at December 31, 2009 and 2008, respectively	1,447	1,443
Additional paid-in capital	2,962,883	2,928,160
Retained earnings	3,054,466	2,650,371
Accumulated other comprehensive income (loss)	65,925	(670,946)
Treasury stock, at cost; 28,119,993 and 26,997,943 shares at December 31, 2009 and 2008, respectively	(1,231,472)	(1,199,523)

Total stockholders’ equity	4,853,249	3,709,505

Total liabilities and stockholders’ equity	$6,248,441	$5,086,128

Assurant, Inc.

Schedule II—Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues
Net investment income	$1,104	$9,358	$22,265
Net realized (losses) gains on investments	(1,223)	(208)	687
Fees and other income	92,936	77,567	58,551
Equity in undistributed and distributed net income of subsidiaries	534,781	435,808	750,058

Total revenues	627,598	522,525	831,561

Expenses
General and administrative expenses	174,889	151,529	137,888
Interest expense	60,669	60,953	61,178
Goodwill impairment	6,832	—	—

Total expenses	242,390	212,482	199,066

Income before benefit for income taxes	385,208	310,043	632,495
Benefit for income taxes	45,366	137,753	21,251

Net income	$430,574	$447,796	$653,746

Assurant, Inc.

Schedule II—Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Operating Activities
Net income	$430,574	$447,796	$653,746
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed and distributed net income of subsidiaries	(534,781)	(432,102)	(752,957)
Dividends received from subsidiaries	665,780	353,303	429,900
Change in receivables	(24,705)	5,453	9,540
Change in income taxes	56,435	(50,437)	31,475
Change in accounts payable and other liabilities	(24,668)	(56,421)	(46,116)
Change in trading portfolio	2,631	46,507	1,240
Depreciation and amortization	37,243	35,689	33,589
Net realized losses (gains) on investments	1,223	208	(687)
Change in tax benefit from share-based payment arrangements	1,790	(5,682)	(9,381)
Stock based compensation expense	30,288	24,129	19,526
Goodwill impairment	6,832	—	—
Other	9,722	(6,764)	(18,012)

Net cash provided by operating activities	658,364	361,679	351,863

Investing Activities
Sales of:
Fixed maturity securities available for sale	—	3,862	41,454
Property and equipment and other	1,104	5	1,233
Subsidiary, net of cash transferred (1)	—	28,031	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	15,856	82,770	13,509
Purchase of:
Fixed maturity securities available for sale	(73,223)	—	(38,297)
Property and equipment and other	(33,817)	(37,892)	(29,516)
Subsidiary	—	—	(23,432)
Capital contributed to subsidiaries	(64,000)	(386,500)	(182,381)
Return of capital contributions from subsidiaries (2)	26,319	100,000	7,000
Change in short-term investments	525	(611)	5,045
Change in other invested assets	74	7	5

Net cash used in investing activities	(127,162)	(210,328)	(205,380)

Financing Activities
Repayment of mandatorily redeemable preferred stock	(3,000)	(10,000)	(1,000)
Change in tax benefit from share-based payment arrangements	(1,790)	5,682	9,381
Acquisition of common stock	(31,949)	(59,000)	(315,570)
Dividends paid	(69,596)	(63,672)	(55,038)
Commercial paper issued	—	—	39,958
Commercial paper repaid	—	—	(40,000)

Net cash used in financing activities	(106,335)	(126,990)	(362,269)

Change in cash and cash equivalents	424,867	24,361	(215,786)
Cash and cash equivalents at beginning of period	302,319	277,958	493,744

Cash and cash equivalents at end of period	$727,186	$302,319	$277,958

(1)	This relates to the sale of UFLIC to a third party on May 1, 2008.
(2)	Return of capital received from subsidiaries, which were previously reported as an operating activity, have been appropriately classified as an investing activity to conform with the 2009 presentation.

Assurant, Inc.

for the years ended December 31, 2009, 2008 & 2007

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other* operating expenses	Property and Casualty Premiums Written
(in thousands)
2009
Solutions	$2,257,568	$4,372,710	$3,655,942	$399,804	$2,671,041	$391,229	$1,029,151	$1,173,216	$882,132	$639,628
Specialty Property	214,300	3,556	1,315,881	341,553	1,947,529	110,337	664,182	367,663	464,865	1,980,985
Employee Benefits	24,448	696	15,721	1,717,927	1,052,137	133,365	757,070	38,585	354,316	—
Health	8,338	95,353	124,515	396,546	1,879,628	47,658	1,410,171	8,526	596,172	—
Corporate and Other	—	2,877,318	41,505	510,497	—	16,249	7,408	—	176,769	—

Total segments	$2,504,654	$7,349,633	$5,153,564	$3,366,327	$7,550,335	$698,838	$3,867,982	$1,587,990	$2,474,254	$2,620,613

2008
Solutions	$2,407,675	$4,221,357	$3,985,167	$367,582	$2,813,407	$420,615	$1,198,758	$1,265,196	$776,696	$654,003
Specialty Property	201,817	3,473	1,243,043	411,359	2,048,238	123,043	785,403	334,516	483,332	2,207,540
Employee Benefits	24,557	705	13,168	1,775,285	1,111,748	147,027	775,684	37,019	363,796	—
Health	16,623	107,394	124,759	315,706	1,951,955	57,464	1,258,188	18,253	586,352	—
Corporate and Other	—	2,762,716	41,722	432,799	—	26,198	1,114	—	92,690	—

Total segments	$2,650,672	$7,095,645	$5,407,859	$3,302,731	$7,925,348	$774,347	$4,019,147	$1,654,984	$2,302,866	$2,861,543

2007
Solutions	$2,658,208	$4,298,202	$4,171,002	$378,215	$2,530,445	$427,331	$1,073,858	$1,087,388	$743,321	$740,875
Specialty Property	178,398	4,472	1,052,326	309,590	1,682,266	100,210	548,873	272,961	428,997	1,872,476
Employee Benefits	24,565	759	14,259	1,842,102	1,144,739	166,955	790,570	30,953	380,915	—
Health	34,174	132,166	128,756	367,959	2,050,280	66,634	1,295,441	19,769	607,579	—
Corporate and Other	—	2,753,897	44,366	405,218	—	37,943	3,969	—	96,703	—

Total segments	$2,895,345	$7,189,496	$5,410,709	$3,303,084	$7,407,730	$799,073	$3,712,711	$1,411,071	$2,257,515	$2,613,351

*	Includes amortization of value of business acquired, underwriting, general and administration expenses and goodwill impairment.

Assurant, Inc.

for the year ended December 31, 2009

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$111,493,158	$35,142,086	$8,763,631	$85,114,703	11.0%

Premiums:
Life insurance	$914,988	$418,839	$15,847	$511,996	3.1%
Accident and health insurance	3,551,406	755,348	151,471	2,947,529	5.1%
Property and liability insurance	4,911,543	884,517	63,784	4,090,810	1.6%

Total earned premiums	$9,377,937	$2,058,704	$231,102	$7,550,335	3.1%

Benefits:
Life insurance	$860,253	$436,326	$34,842	$458,769	7.6%
Accident and health insurance	2,496,901	517,158	113,993	2,093,736	5.4%
Property and liability insurance	1,499,594	220,721	36,604	1,315,477	2.8%

Total policyholder benefits	$4,856,748	$1,174,205	$185,439	$3,867,982	4.8%

Assurant, Inc.

for the year ended December 31, 2008

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

Assurant, Inc.

as of December 31, 2009, 2008 and 2007

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2009:
Valuation allowance for foreign NOL deferred tax carryforward	$7,465	$(631)	$—	$—	$6,834
Valuation allowance for deferred tax assets	91,328	(474)	(16,000)	—	74,854
Valuation allowance for mortgage loans on real estate	5,908	10,214	7	—	16,129
Valuation allowance for uncollectible agents balances	11,941	1,856	872	3,033	11,636
Valuation allowance for uncollectible accounts	14,424	10,608	125	11,513	13,644
Valuation allowance for Reinsurance Recoverables	9,680	(853)	257	2,831	6,253

Total	$140,746	$20,720	$(14,739)	$17,377	$129,350

2008:
Valuation allowance for foreign NOL deferred tax carryforward	$3,235	$4,230	$—	$—	$7,465
Valuation allowance for deferred tax assets	1,023	90,305	—	—	91,328
Valuation allowance for mortgage loans on real estate	5,290	628	(10)	—	5,908
Valuation allowance for uncollectible agents balances	12,052	1,620	(9)	1,722	11,941
Valuation allowance for uncollectible accounts	4,768	12,622	(130)	2,836	14,424
Valuation allowance for Reinsurance Recoverables	7,811	1,809	60	—	9,680

Total	$34,179	$111,214	$(89)	$4,558	$140,746

2007:
Valuation allowance for foreign NOL deferred tax carryforward	$8,782	$(5,547)	$—	$—	$3,235
Valuation allowance for deferred tax assets	—	1,023	—	—	1,023
Valuation allowance for mortgage loans on real estate	4,753	537	—	—	5,290
Valuation allowance for uncollectible agents balances	16,711	(2,938)	189	1,910	12,052
Valuation allowance for uncollectible accounts	6,876	3,799	(19)	5,888	4,768
Valuation allowance for Reinsurance Recoverables	7,717	86	8	—	7,811

Total	$44,839	$(3,040)	$178	$7,798	$34,179