Form 10-Q
period 2010-03-31
ASSURANT INC
filed 2010-05-05
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s Common Stock outstanding at May 3, 2010 was 111,826,599.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,081,075 in 2010 and $9,684,083 in 2009)	$10,479,317	$9,966,772
Equity securities available for sale, at fair value (cost - $505,308 in 2010 and $514,349 in 2009)	524,614	512,987
Commercial mortgage loans on real estate, at amortized cost	1,405,876	1,428,027
Policy loans	56,275	56,407
Short-term investments	436,398	453,469
Collateral held under securities lending	142,381	218,129
Other investments	563,727	522,041

Total investments	13,608,588	13,157,832

Cash and cash equivalents	932,541	1,318,552
Premiums and accounts receivable, net	513,820	507,933
Reinsurance recoverables	4,594,661	4,212,863
Accrued investment income	169,258	155,757
Deferred acquisition costs	2,468,246	2,504,654
Property and equipment, at cost less accumulated depreciation	273,270	275,420
Deferred income taxes, net	124,515	167,240
Goodwill	924,834	926,398
Value of business acquired	91,517	94,632
Other assets	545,648	548,183
Assets held in separate accounts	1,991,916	1,972,332

Total assets	$26,238,814	$25,841,796

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$7,756,402	$7,349,633
Unearned premiums	5,045,536	5,153,564
Claims and benefits payable	3,369,541	3,366,327
Commissions payable	207,073	218,060
Reinsurance balances payable	129,545	95,413
Funds held under reinsurance	50,220	49,417
Deferred gain on disposal of businesses	158,819	164,899
Obligation under securities lending	143,439	220,279
Accounts payable and other liabilities	1,311,375	1,388,279
Tax payable	121,119	30,126
Debt	972,084	972,058
Mandatorily redeemable preferred stock	8,160	8,160
Liabilities related to separate accounts	1,991,916	1,972,332

Total liabilities	21,265,229	20,988,547

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 113,584,251 and 116,648,714 shares outstanding at March 31, 2010 and December 31, 2009, respectively	1,451	1,447
Additional paid-in capital	2,964,651	2,962,883
Retained earnings	3,194,101	3,054,466
Accumulated other comprehensive income	154,038	65,925
Treasury stock, at cost; 31,546,462 and 28,119,993 shares at March 31, 2010 and December 31, 2009, respectively	(1,340,656)	(1,231,472)

Total stockholders’ equity	4,973,585	4,853,249

Total liabilities and stockholders’ equity	$26,238,814	$25,841,796

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,906,643	$1,874,579
Net investment income	174,014	178,479
Net realized gains (losses) on investments, excluding other-than- temporary impairment losses	5,318	(30,250)
Total other-than-temporary impairment losses	(906)	(25,439)
Portion of loss recognized in other comprehensive income, before taxes	61	—

Net other-than-temporary impairment losses recognized in earnings	(845)	(25,439)
Amortization of deferred gain on disposal of businesses	6,081	6,802
Fees and other income	76,645	83,706

Total revenues	2,167,856	2,087,877

Benefits, losses and expenses
Policyholder benefits	927,996	960,342
Amortization of deferred acquisition costs and value of business acquired	405,184	387,794
Underwriting, general and administrative expenses	571,149	566,685
Interest expense	15,161	15,189

Total benefits, losses and expenses	1,919,490	1,930,010

Income before provision for income taxes	248,366	157,867
Provision for income taxes	91,143	77,286

Net income	$157,223	$80,581

Earnings Per Share
Basic	$1.35	$0.68
Diluted	$1.34	$0.68
Dividends per share	$0.15	$0.14
Share Data
Weighted average shares outstanding used in basic per share calculations	116,817,005	117,891,543
Plus: Dilutive securities	377,868	76,204

Weighted average shares used in diluted per share calculations	117,194,873	117,967,747

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2009 through March 31, 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands except number of shares and per share amounts)
Balance, December 31, 2009	$1,447	$2,962,883	$3,054,466	$65,925	$(1,231,472)	$4,853,249
Stock plan exercises	4	402	—	—	—	406
Stock plan compensation expense	—	5,294	—	—	—	5,294
Change in tax benefit from share-based payment arrangements	—	(3,928)	—	—	—	(3,928)
Dividends	—	—	(17,588)	—	—	(17,588)
Acquisition of common stock	—	—	—	—	(109,184)	(109,184)
Comprehensive income:
Net income	—	—	157,223	—	—	157,223
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $(44,749)	—	—	—	88,690	—	88,690
Net change in other-than- temporary impairment gains recognized in other comprehensive income, net of taxes of $(1,356)	—	—	—	2,517	—	2,517
Net change in foreign currency translation, net of taxes of $(3,822)	—	—	—	(5,369)	—	(5,369)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,225)	—	—	—	2,275	—	2,275

Total other comprehensive income	—	—	—	—	—	88,113

Total comprehensive income	—	—	—	—	—	245,336

Balance, March 31, 2010	$1,451	$2,964,651	$3,194,101	$154,038	$(1,340,656)	$4,973,585

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$121,893	$(264,569)

Investing activities
Sales of:
Fixed maturity securities available for sale	402,321	176,029
Equity securities available for sale	19,057	16,908
Property and equipment and other	41	137
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	177,900	175,548
Purchases of:
Fixed maturity securities available for sale	(967,745)	(489,486)
Equity securities available for sale	(6,326)	(5,677)
Property and equipment and other	(13,196)	(13,286)
Subsidiary, net of cash transferred	(1,232)	—
Change in commercial mortgage loans on real estate	16,124	10,798
Change in short-term investments	17,352	37,572
Change in other invested assets	(28,315)	2,145
Change in policy loans	198	267
Change in collateral held under securities lending	76,840	53,890

Net cash used in investing activities	(306,981)	(35,155)

Financing activities
Repayment of mandatorily redeemable preferred stock	—	(3,000)
Change in tax benefit from share-based payment arrangements	(3,928)	(655)
Acquisition of common stock	(100,339)	—
Dividends paid	(17,588)	(16,489)
Change in obligation under securities lending	(76,840)	(53,890)

Net cash used in financing activities	(198,695)	(74,034)

Effect of exchange rate changes on cash and cash equivalents	(2,228)	(2,587)

Change in cash and cash equivalents	(386,011)	(376,345)
Cash and cash equivalents at beginning of period	1,318,552	1,040,684

Cash and cash equivalents at end of period	$932,541	$664,339

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and select worldwide markets.

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

The interim financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2010 presentation.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

On January 1, 2010, the Company adopted the new guidance on transfers of financial assets. This new guidance amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2010, the Company adopted the new guidance on the accounting for a variable interest entity (“VIE”). This new guidance amends the consolidation guidance applicable to VIEs to require a qualitative assessment in the determination of the primary beneficiary of the VIE, to require an ongoing reconsideration of the primary beneficiary, to amend the events that trigger a reassessment of whether an entity is a VIE and to change the consideration of kick-out rights in determining if an entity is a VIE. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements - Not Yet Adopted

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

and other entities do not sell the deliverable separate from the other deliverables within the arrangement. In addition it requires both qualitative and quantitative disclosures. This new guidance will be effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. Assuming the Company does not apply the guidance early, the Company is required to adopt this new guidance on January 1, 2011. The Company is currently evaluating the requirements of this new guidance and the potential impact, if any, on the Company’s financial position and results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$140,561	$5,213	$(127)	$145,647	$—
States, municipalities and political subdivisions	857,885	41,414	(2,800)	896,499	—
Foreign governments	580,787	20,479	(3,783)	597,483	—
Asset-backed	51,221	2,559	(243)	53,537	877
Commercial mortgage-backed	132,443	4,487	(186)	136,744	—
Residential mortgage-backed	808,337	33,460	(3,022)	838,775	119
Corporate	7,509,841	381,171	(80,380)	7,810,632	12,530

Total fixed maturity securities	$10,081,075	$488,783	$(90,541)	$10,479,317	$13,526

Equity securities:
Common stocks	$5,568	$286	$(969)	$4,885	$—
Non-redeemable preferred stocks	499,740	39,066	(19,077)	519,729	—

Total equity securities	$505,308	$39,352	$(20,046)	$524,614	$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$115,268	$5,135	$(73)	$120,330	$—
States, municipalities and political subdivisions	873,548	42,499	(5,979)	910,068	—
Foreign governments	558,254	19,352	(4,779)	572,827	—
Asset-backed	51,834	2,599	(470)	53,963	833
Commercial mortgage-backed	159,780	1,589	(1,462)	159,907	—
Residential mortgage-backed	685,373	29,224	(2,594)	712,003	123
Corporate	7,240,026	325,646	(127,998)	7,437,674	8,697

Total fixed maturity securities	$9,684,083	$426,044	$(143,355)	$9,966,772	$9,653

Equity securities:
Common stocks	$5,493	$285	$(1,249)	$4,529	$—
Non-redeemable preferred stocks	508,856	31,657	(32,055)	508,458	—

Total equity securities	$514,349	$31,942	$(33,304)	$512,987	$—

(1)	Represents the amount of other-than-temporary impairment gains in AOCI, which, from April 1, 2009, were not included in earnings under the OTTI guidance for debt securities.

The cost or amortized cost and fair value of fixed maturity securities at March 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$513,466	$524,159
Due after one year through five years	2,344,643	2,458,268
Due after five years through ten years	2,211,862	2,319,175
Due after ten years	4,019,103	4,148,659

Total	9,089,074	9,450,261
Asset-backed	51,221	53,537
Commercial mortgage-backed	132,443	136,744
Residential mortgage-backed	808,337	838,775

Total	$10,081,075	$10,479,317

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended
	March 31,
	2010	2009
Proceeds from sales	$438,575	$193,967
Gross realized gains	13,674	5,094
Gross realized losses	2,506	36,803

After a period of declining market values in the fixed maturity and equity security markets, the credit markets have shown continued improvement throughout 2009 continuing into 2010. This is primarily due to specific U.S. government intervention which resulted in a lower threat of systemic collapse, enhanced liquidity in the market, and improved economic prospects. As a result, many securities in the portfolio have shown improved market values throughout the year.

We recorded net realized gains (losses), including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended March 31,
	2010	2009
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$10,899	$(8,574)
Equity securities	1,164	(21,639)
Commercial mortgage loans on real estate	(6,772)	—
Other investments	27	(37)

Total net realized gains (losses) related to sales and other	5,318	(30,250)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(845)	(11,538)
Equity securities	—	(13,901)

Total net realized losses related to other-than-temporary impairments	(845)	(25,439)

Total net realized gains (losses)	$4,473	$(55,689)

Other-Than-Temporary Impairments

On April 1, 2009, the Company adopted the OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Prior to April 1, 2009, the Company was required to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss in the statement of operations. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the three months ended March 31, 2010, the Company recorded $906 of OTTI, of which $845 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $61 related to all other factors and recorded as an unrealized loss component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Balance, December 31, 2009	$108,053
Additions for credit loss impairments recognized in the current period on securities previously impaired	845
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(263)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,391)

Balance, March 31, 2010	$106,244

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

In periods subsequent to the recognition of an other-than-temporary impairment, the Company generally accretes the discount (or amortizes the reduced premium) into net investment income, up to the non-discounted amount of projected future cash flows, resulting from the reduction in cost basis, based upon the amount and timing of the expected future cash flows over the estimated period of cash flows.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

Realized gains and losses on sales of investments are recognized on the specific identification basis.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$23,022	$(109)	$690	$(18)	$23,712	$(127)
States, municipalities and political subdivisions	96,020	(1,576)	16,554	(1,224)	112,574	(2,800)
Foreign governments	93,498	(1,600)	17,611	(2,183)	111,109	(3,783)
Asset-backed	2,439	(22)	7,617	(221)	10,056	(243)
Commercial mortgage-backed	—	—	9,842	(186)	9,842	(186)
Residential mortgage-backed	150,566	(2,600)	5,949	(422)	156,515	(3,022)
Corporate	834,021	(19,806)	787,536	(60,574)	1,621,557	(80,380)

Total fixed maturity securities	$1,199,566	$(25,713)	$845,799	$(64,828)	$2,045,365	$(90,541)

Equity securities:
Common stocks	$—	$—	$3,804	$(969)	$3,804	$(969)
Non-redeemable preferred stocks	16,387	(146)	189,383	(18,931)	205,770	(19,077)

Total equity securities	$16,387	$(146)	$193,187	$(19,900)	$209,574	$(20,046)

	December 31, 2009
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$9,625	$(50)	$777	$(23)	$10,402	$(73)
States, municipalities and political subdivisions	127,202	(3,974)	17,571	(2,005)	144,773	(5,979)
Foreign governments	77,710	(2,172)	17,445	(2,607)	95,155	(4,779)
Asset-backed	2,859	(43)	9,312	(427)	12,171	(470)
Commercial mortgage-backed	34,805	(313)	29,282	(1,149)	64,087	(1,462)
Residential mortgage-backed	116,771	(1,804)	5,634	(790)	122,405	(2,594)
Corporate	764,708	(28,025)	1,078,051	(99,973)	1,842,759	(127,998)

Total fixed maturity securities	$1,133,680	$(36,381)	$1,158,072	$(106,974)	$2,291,752	$(143,355)

Equity securities:
Common stocks	$98	$(2)	$3,525	$(1,247)	$3,623	$(1,249)
Non-redeemable preferred stocks	15,595	(248)	214,928	(31,807)	230,523	(32,055)

Total equity securities	$15,693	$(250)	$218,453	$(33,054)	$234,146	$(33,304)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent less than 5% and 7% of the aggregate fair value of the related securities at March 31, 2010 and December 31, 2009, respectively. Approximately 23% and 21% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2010 and December 31, 2009, respectively. The total gross unrealized losses are comprised of 552 and 635 individual securities at March 31, 2010 and December 31, 2009, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at March 31, 2010 and December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of March 31, 2010, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial, industrial, and energy industries of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $68,318, or 81%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium. As of March 31, 2010, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale under the debt and equity securities guidance. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of March 31, 2010 and December 31, 2009, our collateral held under securities lending, of which its use is unrestricted, was $142,381 and $218,129, respectively, while our liability to the borrower for collateral received was $143,439 and $220,279, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of March 31, 2010 and December 31, 2009. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

5. Fair Value Disclosures

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures

The fair value measurements and disclosures guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The levels of the fair value hierarchy are described below:

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. The amounts presented below for Collateral held under securities lending, Other investments, Cash equivalents, Other assets, Assets held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments and Other liabilities are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan and the related deferred compensation liability, respectively. Other investments also consist of investments associated with a modified coinsurance arrangement. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	March 31, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$145,647	$—		$128,005		$17,642
State, municipalities and political subdivisions	896,499	—		896,499		—
Foreign governments	597,483	3,311		591,034		3,138
Asset-backed	53,537	—		52,934		603
Commercial mortgage-backed	136,744	—		114,990		21,754
Residential mortgage-backed	838,775	—		838,775		—
Corporate	7,810,632	—		7,686,624		124,008
Equity securities:
Common stocks	4,885	3,804	a	1,081		—
Non-redeemable preferred stocks	519,729	—		513,603		6,126
Short-term investments	436,398	325,102	b	111,296	c	—
Collateral held under securities lending	47,381	8,344	b	39,037	c	—
Other investments	253,894	62,215	a	187,157	c	4,522	c
Cash equivalents	723,882	706,040	b	17,842	c	—
Other assets	9,701	—		543		9,158	d
Assets held in separate accounts	1,924,415	1,705,326	a	219,089	c	—

Total financial assets	$14,399,602	$2,814,142		$11,398,509		$186,951

Financial Liabilities
Other liabilities	$53,345	$53,345		$—		$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	December 31, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$120,330	$—		$120,330		$—
State, municipalities and political subdivisions	910,068	—		910,068		—
Foreign governments	572,827	3,337		566,402		3,088
Asset-backed	53,963	—		53,954		9
Commercial mortgage-backed	159,907	—		127,619		32,288
Residential mortgage-backed	712,003	—		712,003		—
Corporate	7,437,674	—		7,300,948		136,726
Equity securities:
Common stocks	4,529	3,525	a	1,004		—
Non-redeemable preferred stocks	508,458	—		502,723		5,735
Short-term investments	453,469	372,861	b	80,608	c	—
Collateral held under securities lending	143,129	78,025	b	65,104	c	—
Other investments	242,193	53,803	a	184,115	c	4,275	c
Cash equivalents	1,108,459	1,082,546	b	25,913	c	—
Other assets	14,344	—		334		14,010	d
Assets held in separate accounts	1,899,915	1,685,117	a	214,798	c	—

Total financial assets	$14,341,268	$3,279,214		$10,865,923		$196,131

Financial Liabilities
Other liabilities	$51,410	$51,410		$—		$—

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
[c] .	Mainly includes fixed maturity securities.
[d] .	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

There were no significant transfers between Level 1 and Level 2 financial assets during the period. However, there were transfers between Level 2 and Level 3 financial assets during the period, which are reflected in the “Net transfers out” line below. The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$196,131	$—	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010
Total (losses) gains (realized/unrealized) included in earnings	(4,467)	(168)	—	—	23	(18)	—	2	(4,306)
Net unrealized gains (losses) included in stockholders’ equity	5,797	(23)	50	6	996	4,189	391	188	—
Purchases	23,320	19,521	—	588	—	2,658	—	553	—
Sales	(6,918)	(1,688)	—	—	(443)	(3,745)	—	(496)	(546)
Net transfers out	(26,912)	—	—	—	(11,110)	(15,802)	—	—	—

Balance, end of period	$186,951	$17,642	$3,138	$603	$21,754	$124,008	$6,126	$4,522	$9,158

	Three Months Ended March 31, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign governments	Asset- backed	Commercial mortgage - backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$191,685	$19,398	$11	$38,909	$106,682	$12,581	$7,024	$7,080
Total (losses) gains (realized/unrealized) included in earnings	929	186	—	(7)	(883)	—	1	1,632
Net unrealized gains (losses) included in stockholders’ equity	2,023	(1,033)	—	2,782	823	(266)	(283)	—
Purchases	10,524	—	—	—	10,302	—	—	222
Sales	(2,318)	—	—	(148)	(1,474)	—	(696)	—
Net transfers out	(11,910)	(1,404)	—	(3,141)	(7,365)	—	—	—

Balance, end of period	$190,933	$17,147	$11	$38,395	$108,085	$12,315	$6,046	$8,934

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

Three different valuation techniques can be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in the fair value measurements and disclosures guidance are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date (such as for mutual funds and money market funds). Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed principally to value debt securities without relying exclusively on quoted prices for those securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Market approach valuation techniques often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both qualitative and quantitative factors specific to the measurement.

Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts as of the period-end date. Examples of income approach valuation techniques include present value techniques, option-pricing models, binomial or lattice models that incorporate present value techniques and the multi-period excess earnings method.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended March 31, 2010 and December 31, 2009, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance, defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs (“standard inputs”), listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. To price municipal bonds, the pricing service uses material event notices and new issue data inputs in addition to the standard inputs. To price residential and commercial mortgage-backed securities and asset-backed securities, the pricing service uses vendor trading platform data, monthly payment information and collateral performance inputs in addition to the standard inputs. To price fixed maturity securities denominated in Canadian dollars, the pricing service uses observable inputs, including but not limited to, benchmark yields, reported trades, issuer spreads, benchmark securities and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable to the pricing service, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities. The Company could not corroborate the non-binding broker quotes with Level 2 inputs.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

A non-pricing service source prices certain privately placed corporate bonds using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons. A non-pricing service source prices our CPI Caps using a model with inputs including, but not limited to, the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include commercial mortgage loans, goodwill and finite-lived intangible assets.

The Company recorded a $6,772 additional reserve on one individually impaired commercial mortgage loan measured at a $9,000 fair value as of March 31, 2010. The fair value of the underlying real estate collateral was based on discounted cash flows utilizing current rental and market information. The fair value measurement was classified as Level 3 (unobservable) inputs in the fair value hierarchy.

The Company utilizes both the income and market valuation approaches to estimate the fair value of its reporting units in Step 1 of the goodwill impairment test. Under the income approach, the Company determines the fair value of the reporting unit considering distributable earnings which were estimated from operating plans. The resulting cash flows are then discounted using a market participant weighted average cost of capital estimated for the reporting unit. After discounting the future discrete earnings to their present value, the Company estimates the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

estimate the fair value of the reporting unit. Under the market approach, the Company derives the fair value of the reporting unit based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2010 earnings and price to estimated 2011 earnings which are estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples are also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units is more heavily weighted towards the income approach because the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise.

Fair Value of Financial Instruments Disclosures

The financial instruments guidance requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets. However, this guidance excludes certain financial instruments, including those related to insurance contracts and those accounted for under the equity method and joint ventures guidance (such as real estate joint ventures).

For the financial instruments included within the following financial assets and financial liabilities, the carrying value in the consolidated balance sheets equals or approximates fair value. Please refer to the Fair Value Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures section above for more information on the financial instruments included within the following financial assets and financial liabilities and the methods and assumptions used to estimate fair value:

•	Cash and cash equivalents

•	Fixed maturity securities

•	Equity securities

•	Short-term investments

•	Other investments

•	Other assets

•	Assets held in separate accounts

•	Collateral held under securities lending

•	Other liabilities

•	Liabilities related to separate accounts

In estimating the fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets, the Company used the following methods and assumptions:

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

Debt: the fair value of debt is based upon quoted market prices.

Mandatorily redeemable preferred stock: the fair value of mandatorily redeemable preferred stock equals the carrying value for all series of mandatorily redeemable preferred stock.

Obligations under securities lending: the obligations under securities lending are reported at the amount received from the selected broker/dealers.

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,405,876	$1,438,175	$1,428,027	$1,442,889
Policy loans	56,275	56,275	56,407	56,407
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$927,565	$842,857	$895,546	$817,370
Funds held under reinsurance	50,220	50,220	49,417	49,417
Debt	972,084	970,643	972,058	942,938
Mandatorily redeemable preferred stocks	8,160	8,160	8,160	8,160
Obligations under securities lending	143,439	143,439	220,279	220,279

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

6. Income Taxes

As of December 31, 2009, the Company had a cumulative valuation allowance of $81,688 against deferred tax assets. During the three months ended March 31, 2010, the Company recognized income tax expense of $3,393 and an income tax benefit through accumulated other comprehensive income of $(108). The valuation allowance related to deferred tax assets was increased by $3,285 primarily due to foreign company net operating losses. It is management’s assessment that it is more likely than not that $84,973 of deferred tax assets will not be realized. During First Quarter 2009 the Company recognized $21,000 of income tax expense due to an increase in the valuation allowance related to deferred tax assets primarily related to realized capital losses and other-than-temporary impairments in our investment portfolio.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended March 31, 2010 and 2009, respectively. There was $7,523 of accrued interest at March 31, 2010 and 2009, respectively. The Company made interest payments of $30,094 on February 15, 2010 and 2009.

Credit Facility

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility (“2004 Credit Facility”). This program is currently backed up by a $350,000 senior revolving credit facility, described below, of which $325,604 was available at March 31, 2010, due to outstanding letters of credit.

On December 18, 2009, the Company entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility replaces the 2004 Credit Facility. The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided the Company is in compliance with all covenants. The agreement has a sublimit for letters of credit issued under the agreement of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes.

The Company did not use the commercial paper program during the three months ended March 31, 2010 and 2009 and there were no amounts relating to the commercial paper program outstanding at March 31, 2010 and December 31, 2009. The Company did not borrow using the 2004 Credit Facility during the three months ended March 31, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at March 31, 2010. The Company does have $24,396 of letters of credit outstanding under the 2009 Credit Facility as of March 31, 2010.

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2010 the Company was in compliance with all covenants, minimum ratios and thresholds.

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at March 31, 2010 are as follows:

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2009	$23,912	$194,550	$6,275	$(158,812)	$65,925
Activity in 2010	(5,369)	88,690	2,517	2,275	88,113

Balance at March 31, 2010	$18,543	$283,240	$8,792	$(156,537)	$154,038

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The amounts in the unrealized gains on securities column are net of reclassification adjustments of $6,803, net of tax, for the three months ended March 31, 2010, for net realized gains (losses) on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(322), net of tax, for the three months ended March 31, 2010, for net realized gains (losses) on sales of securities included in net income.

9. Stock Based Compensation

Long-Term Equity Incentive Plan

In May 2008, the shareholders of the Company approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorizes the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of our common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be awarded under the ALTEIP.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded PSUs and RSUs in 2010 and 2009. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued.

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

PSU Performance Goals. For 2009, the Compensation Committee established earnings per share (“EPS”) growth, revenue growth and total stockholder return as the three performance measures for PSU awards. EPS growth is defined as the year-over-year change in GAAP net income divided by average diluted shares outstanding. Revenue growth is defined as the year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. For 2010, in light of the significant volatility in EPS across the financial services sector, and in response to comments from our investors, the Committee decided to replace growth in EPS with growth in book value per diluted share (“BVPS”) excluding AOCI as a performance metric. BVPS growth is defined as year-over-year growth of the Company’s common equity divided by the period ending fully diluted total shares outstanding. The Company believes this change will provide a more consistent basis for comparing the Company’s long-term financial performance to that of our competitors. The other metrics (revenue growth and total stockholder return) remain the same for PSUs awarded in 2010. The actual payout level is determined by ranking the average of the Company’s performance with respect to all three measures against the average performance of certain companies included in the A.M. Best Insurance Index for the relevant period.

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 448,451 and 671,118 for the three months ended March 31, 2010 and 2009, respectively. The compensation expense recorded related to RSUs was $2,695 and $393 for the three months ended March 31, 2010 and 2009, respectively. The related total income tax benefit was $943 and $138 for the three months ended March 31,

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

2010 and 2009, respectively. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2010 and 2009 was $32.93 and $20.26, respectively.

As of March 31, 2010, there was $19,583 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.74 years. The total fair value of RSUs vested during the three months ended March 31, 2010 was $7,096. No RSUs vested during the three months ended March 31, 2009.

Performance Share Units

PSUs granted to employees were 440,366 and 631,118 for the three months ended March 31, 2010 and 2009, respectively. The compensation expense recorded related to PSUs was $(1,307) and $402 for the three months ended March 31, 2010 and 2009, respectively. A portion of the compensation expense recorded during 2009 has been reversed during the three months ended March 31, 2010, since the Company’s level of actual performance as measured against pre-established performance goals has declined. The related total income tax expense was $457 for the three months ended March 31, 2010. The related total income tax benefit was $141 for the three months ended March 31, 2009. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2010 and 2009 was $33.12 and $20.39, respectively.

As of March 31, 2010, there was $15,895 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.05 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2010 and 2009 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the three months ended March 31, 2010 and 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Restricted stock granted under the ALTIP vests on a prorated basis over a three year period. SARs granted prior to 2007 under the ALTIP cliff vest as of December 31 of the second calendar year following the calendar year in which the right was granted, and have a five year contractual life. SARs granted in 2007 and through May 2008 cliff vest on the third anniversary from the date the award was granted, and have a five year contractual life. SARs granted under the BVR Program have a three-year cliff vesting period. Restricted stock granted under the CEO Equity Grants Program have variable vesting schedules.

Restricted Stock

There was no restricted stock granted during the three months ended March 31, 2010. There were 10,900 restricted shares granted during the three months ended March 31, 2009. The compensation expense recorded related to restricted stock was $704 and $1,529 for the three months ended March 31, 2010 and 2009, respectively. The related total income tax benefit recognized was $247 and $535 for the three months ended March 31, 2010 and 2009, respectively. The weighted average grant date fair value for restricted stock granted during the three months ended March 31, 2009 was $29.77.

As of March 31, 2010, there was $1,402 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.91 years. The total fair value of restricted stock vested during the three months ended March 31, 2010 and 2009 was $1,670 and $1,008, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

Stock Appreciation Rights

There were no SARs granted during the three months ended March 31, 2010 and 2009. Currently there are no plans to award SARs in the future. The compensation expense recorded related to SARs was $2,746 and $2,155 for the three months ended March 31, 2010 and 2009, respectively. The related total income tax benefit was $961 and $754 for the three months ended March 31, 2010 and 2009, respectively.

The total intrinsic value of SARs exercised during the three months ended March 31, 2010 and 2009 was $639 and $45, respectively. As of March 31, 2010, there was approximately $5,490 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 0.95 years.

The fair value of each SAR granted to employees and officers was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities for awards issued were based on the median historical stock price volatility of insurance guideline companies and implied volatilities from traded options on the Company’s stock. The expected term for grants issued was assumed to equal the average of the vesting period of the SARs and the full contractual term of the SARs. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was based on the current annual dividend and share price as of the grant date.

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants awarded to directors have been awarded from the ALTEIP, discussed above. There were no common shares issued or expense recorded under the Director’s Compensation Plan for the three months ended March 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $456 and $1,059 for the three months ended March 31, 2010 and 2009, respectively.

In January 2010, the Company issued 181,718 shares to employees at a discounted price of $21.65 for the offering period of July 1, 2009 through December 31, 2009. In January 2009, the Company issued 133,994 shares to employees at a discounted price of $27.00 for the offering period of July 1, 2008 through December 31, 2008.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2010	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	—	$—	—
February	1,304,915	30.46	1,304,915
March	2,121,554	32.73	2,121,554

Total	3,426,469	$31.86	3,426,469

On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock.

During the three months ended March 31, 2010, the Company repurchased 3,426,469 shares of the Company’s outstanding common stock at a cost of $109,184 and as of March 31, 2010, could repurchase up to $660,860 of additional outstanding common stock under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted earnings per common share for each period presented below.

	Three months ended March 31,
	2010	2009
Numerator
Net income	$157,223	$80,581
Deduct dividends paid	(17,588)	(16,489)

Undistributed earnings	$139,635	$64,092

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	116,817,005	117,891,543
Incremental common shares from :
SARs	158,169	59,801
PSUs	217,429	16,403
ESPP	2,270	—

Weighted average shares used in diluted earnings per share calculations	117,194,873	117,967,747

Earnings per common share - Basic
Distributed earnings	$0.15	$0.14
Undistributed earnings	1.20	0.54

Net income	$1.35	$0.68

Earnings per common share - Diluted
Distributed earnings	$0.15	$0.14
Undistributed earnings	1.19	0.54

Net income	$1.34	$0.68

Average SARs totaling 3,770,081 and 4,874,288 for the three months ended March 31, 2010 and 2009, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2010 and 2009 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
Service cost	$6,225	$5,450	$550	$550	$950	$675
Interest cost	7,875	7,350	1,550	1,600	1,150	1,050
Expected return on plan assets	(9,250)	(8,800)	—	—	(625)	(475)
Amortization of prior service cost	25	100	225	150	375	325
Amortization of net loss (gain)	2,400	125	475	275	—	(50)
Curtailment credit / special termination benefits	—	—	—	(549)	—	—

Net periodic benefit cost	$7,275	$4,225	$2,800	$2,026	$1,850	$1,525

(1)	The Company’s nonqualified plan is unfunded.

During the first three months of 2010, $10,000 in cash was contributed to the qualified pension benefits plan (“Plan”). An additional $30,000 in cash is expected to be contributed to the Plan over the remainder of 2010.

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

The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$645,364	$508,822	$467,442	$285,015	$—	$1,906,643
Net investment income	98,453	26,921	11,565	32,810	4,265	174,014
Net realized gains on investments	—	—	—	—	4,473	4,473
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,081	6,081
Fees and other income	45,712	13,100	10,408	7,311	114	76,645

Total revenues	789,529	548,843	489,415	325,136	14,933	2,167,856

Benefits, losses and expenses
Policyholder benefits	227,631	162,533	333,640	204,242	(50)	927,996
Amortization of deferred acquisition costs and value of business acquired	293,703	100,531	1,635	9,315	—	405,184
Underwriting, general and administrative expenses	217,387	106,486	141,484	86,607	19,185	571,149
Interest expense	—	—	—	—	15,161	15,161

Total benefits, losses and expenses	738,721	369,550	476,759	300,164	34,296	1,919,490

Segment income (loss) before provision (benefit) for income tax	50,808	179,293	12,656	24,972	(19,363)	248,366
Provision (benefit) for income taxes	21,942	60,815	4,287	8,505	(4,406)	91,143

Segment income (loss) after tax	$28,866	$118,478	$8,369	$16,467	$(14,957)

Net income						$157,223

	As of March 31, 2010
Segment Assets:
Segment assets, excluding goodwill	$10,998,874	$3,377,170	$1,102,852	$2,521,437	$7,313,647	$25,313,980

Goodwill						924,834

Total assets						$26,238,814

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$644,612	$493,790	$472,346	$263,831	$—	$1,874,579
Net investment income	97,995	29,436	12,477	34,157	4,414	178,479
Net realized losses on investments	—	—	—	—	(55,689)	(55,689)
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,802	6,802
Fees and other income	52,031	13,324	9,914	6,758	1,679	83,706

Total revenues	794,638	536,550	494,737	304,746	(42,794)	2,087,877

Benefits, losses and expenses
Policyholder benefits	272,022	167,800	321,960	198,728	(168)	960,342
Amortization of deferred acquisition costs and value of business acquired	280,536	94,133	3,475	9,650	—	387,794
Underwriting, general and administrative expenses	195,068	115,784	146,765	85,637	23,431	566,685
Interest expense	—	—	—	—	15,189	15,189

Total benefits, losses and expenses	747,626	377,717	472,200	294,015	38,452	1,930,010

Segment income (loss) before provision (benefit) for income tax	47,012	158,833	22,537	10,731	(81,246)	157,867
Provision (benefit) for income taxes	16,701	54,165	7,865	3,709	(5,154)	77,286

Segment income (loss) after tax	$30,311	$104,668	$14,672	$7,022	$(76,092)

Net income						$80,581

	As of December 31, 2009
Segment Assets:
Segment assets, excluding goodwill	$11,091,800	$3,186,740	$1,078,567	$2,521,667	$7,036,624	$24,915,398

Goodwill						926,398

Total assets						$25,841,796

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $28,332 and $28,566 of letters of credit outstanding as of March 31, 2010 and December 31, 2009, respectively.

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

The Company held a $14,650 litigation reserve as of December 31, 2009, as a result of an unfavorable ruling in September 2009 by the South Carolina Supreme Court in an ordinary course claim-related lawsuit originally filed in 2003. The Company recently agreed with the plaintiff for a payment of $14,850 to resolve the matter.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The Company holds a litigation reserve of $37,302 due to an unfavorable jury verdict in an ordinary course rescission-related lawsuit that was originally filed in 2006. The verdict is subject to post-trial motions, some of which remain outstanding. A judgment has not yet been entered by the court. The Company intends to pursue all available post-trial motions and appellate remedies.

Both of the above-noted litigation matters relate to our Assurant Health segment.

One of the Company’s subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain disputes that arose regarding these programs remain outstanding. The disputes generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers.

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

As previously disclosed by the Company in its 2009 Annual Report on Form 10-K, the Company entered into a settlement on January 21, 2010 in connection with a complaint filed by the SEC regarding a finite reinsurance arrangement entered into by the Company. The Company consented, without admitting or denying the allegations in the complaint, to the entry of a judgment requiring payment of a civil penalty of $3,500, an expense that the Company accrued as of December 31, 2009, and permanently enjoining the Company from violating certain provisions of the federal securities laws. The court approved the settlement in a final judgment entered on January 25, 2010, and the Company paid the penalty during the first quarter of 2010.

In the course of implementing procedures for compliance with the new mandatory reporting requirements under the Medicare, Medicaid, and SCHIP Extension Act of 2007, Assurant Health identified a possible ambiguity in the Medicare Secondary Payer Act and related regulations about which the Company has since had a meeting with representatives of the Centers for Medicare and Medicaid Services (“CMS”). Assurant Health believes that its historical interpretation and application of such laws and regulations is correct and has requested that CMS issue a written determination to that effect. CMS has not made a determination. The Company does not believe that any loss relating to this issue is probable, nor can the Company make any estimate of any possible loss or range of possible loss associated with this issue.

15. Subsequent Events

On April 27, 2010, certain of the Company’s subsidiaries entered into reinsurance agreements providing for $150,000 in multi-year, fully collateralized reinsurance from Ibis Re Ltd. (“Ibis Re”), a non-consolidated special purpose reinsurance company domiciled in the Cayman Islands. Ibis Re financed the property catastrophe reinsurance coverage by issuing $150,000 in catastrophe bonds to qualified institutional buyers.

As a component of the Company’s overall risk management programs, the reinsurance consists of two separate layers of coverage for protection against losses from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant”) as of March 31, 2010, compared with December 31, 2009, and our results of operations for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2010 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) the effects of the Patient Protection and Affordable Care Act and the rules and regulations to be promulgated thereunder on our health and employee benefits businesses and consequent changes that may occur in the market for individual and small group health insurance and dental insurance; (ii) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (iii) failure to maintain significant client relationships, distribution sources and contractual arrangements; (iv) failure to attract and retain sales representatives; (v) unfavorable outcomes in litigation and/or regulatory investigations that could negatively impact our business and reputation; (vi) current or new laws and regulations that could increase our costs and/or decrease our revenues; (vii) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (viii) inadequacy of reserves established for future claims losses; (ix) failure to predict or manage benefits, claims and other costs; (x) losses due to natural and man-made catastrophes; (xi) increases or decreases in tax valuation allowances; (xii) fluctuations in exchange rates and other risks related to our international operations; (xiii) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xiv) diminished value of invested assets in our investment portfolio (due to, among other things, the recent volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and inability to target an appropriate overall risk level); (xv) inability of reinsurers to meet their obligations; (xvi) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xvii) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xviii) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (xix) failure to effectively maintain and modernize our information systems; (xx) failure to protect client information and privacy; (xxi) failure to find and integrate suitable acquisitions and new insurance ventures; (xxii) inability of our subsidiaries to pay sufficient dividends; (xxiii) failure to provide for succession of senior management and key executives; and (xxiv) significant competitive pressures in our businesses and cyclicality of the insurance industry. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A of this filing and in our 2009 Annual Report on Form 10-K.

Company Overview

Assurant is a provider of specialized insurance products and related services in North America and select worldwide markets. We have five reportable segments, four of which are operating segments, Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits. These operating segments have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the United States of America (“U.S.”) and select worldwide markets. The Assurant business segments provide creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit-related insurance, warranties and service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

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

The following discussion is for the three months ended March 31, 2010 (“First Quarter 2010”) and the three months ended March 31, 2009 (“First Quarter 2009”).

Critical Factors Affecting Results and Liquidity

First Quarter 2010 results improved compared with First Quarter 2009 results primarily due to a strong performance at Assurant Specialty Property and improvements at Assurant Employee Benefits. However, we continue to face challenges from a sluggish economy in many parts of the world and health care reform legislation that was recently enacted.

Assurant Specialty Property’s combined ratio improved to 70.8% at First Quarter 2010 from 74.5% at First Quarter 2009 driven by both favorable expense and loss ratios. Net earned premiums increased $15,032 over the periods; however we expect pressure on our net earned premiums in the future because the overall number of mortgage loans outstanding is declining, particularly in the subprime sector, since new loan originations are at low levels. In addition, we expect loan placement rates to peak soon and return to more normal levels in the future and portfolio consolidation will tighten margins, requiring Assurant Specialty Property to be even more vigilant in managing expenses.

At Assurant Solutions, we experienced growth in target business lines despite difficult market conditions. Our international combined ratio improved since year-end 2009, consistent with our expectations, however results continue to be impacted by unusually high unemployment in the United Kingdom (“UK”), and an economy across all of Europe that is struggling to recover. We have made solid progress in reshaping our European business and we expect further improvements over the course of the year.

Domestically, the addition of adding new clients and distribution channels at Assurant Solutions will help offset business lost from client bankruptcies and a slowdown in consumer spending. Our strategy to partner with original equipment manufacturers is also gaining traction, and Assurant Solutions is benefiting from its partnership with Services Corporation International (“SCI”) as SCI continues to add new funeral homes.

At Assurant Employee Benefits high levels of unemployment continue to limit small employer payrolls which drive premiums. Assurant Employee Benefits had higher net earned premiums compared to First Quarter 2009 due to the block of business acquired in 2009 from Shenandoah Life Insurance Company (“Shenandoah”) as well as new clients at Disability Risk Management Services (“DRMS”). Expense management and continued improvement of dental results will remain key elements of efforts to improve profitability.

At Assurant Health, sequential results improved in line with our expectations. However, the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act of 2010 signed by President Obama in March 2010 will reshape the health insurance industry. Since detailed implementation regulations have not yet been issued, the full extent of the laws’ impact on our business is still being assessed. However, we know that the laws will require us to make modifications in how we operate.

We have begun a comprehensive review of all the options for Assurant Health and we are completing a thorough evaluation of our options in the individual medical market. We know that the laws will require us to operate with a lower expense structure at both the segment and enterprise level. We are also assessing the impact of the laws on our balance sheet, including our goodwill and other intangible assets and potential effects on our dental products and on the distribution of products in our Assurant Employee Benefits segment.

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. Similarly, the effects of proposed or recently passed government regulation, including the recently passed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, on our operations, sales and profitability are not yet known, but could materially and adversely affect our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2009 Annual Report on Form 10-K, and “Item 1A—Risk Factors” in this report below.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months. For the three months ended March 31, 2010, net cash provided by operating activities totaled $119,665; net cash used in investing activities totaled $306,981 and net cash used in financing activities totaled $198,695. We had $932,541 in cash and cash equivalents as of March 31, 2010. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2009 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2009 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the three months ended March 31, 2010.

In our 2009 Annual Report on Form 10-K, our accounting policy and estimation process for goodwill was disclosed. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The Company is in the process of evaluating the laws’ impact. Based on this evaluation, management may conclude that goodwill (and other intangible assets) may be impaired in future quarters, particularly in our Assurant Health and Assurant Employee Benefits segments.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Net earned premiums and other considerations	$1,906,643	$1,874,579
Net investment income	174,014	178,479
Net realized gains (losses) on investments	4,473	(55,689)
Amortization of deferred gain on disposal of businesses	6,081	6,802
Fees and other income	76,645	83,706

Total revenues	2,167,856	2,087,877

Benefits, losses and expenses:
Policyholder benefits	927,996	960,342
Selling, underwriting and general expenses (1)	976,333	954,479
Interest expense	15,161	15,189

Total benefits, losses and expenses	1,919,490	1,930,010

Income before provision for income taxes	248,366	157,867
Provision for income taxes	91,143	77,286

Net income	$157,223	$80,581

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for First Quarter 2010 and First Quarter 2009. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

Net Income

We had net income of $157,223, in First Quarter 2010 an increase of $76,642, or 95%, compared with $80,581 of net income for First Quarter 2009. The increase was primarily due to $2,907 (after-tax) of net realized gains on investments in First Quarter 2010, compared with $36,198 (after-tax) of net realized losses on investments in First Quarter 2009 and favorable underwriting results, primarily from our Assurant Specialty Property and Assurant Employee Benefits segments. Additionally, net income for First Quarter 2009 included $21,000 of income tax expense due to an increase in a tax valuation allowance related to deferred tax assets. The increase in the tax valuation allowance was primarily associated with the realized capital losses and other-than-temporary impairments recorded during First Quarter 2009.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Net earned premiums and other considerations	$645,364	$644,612
Net investment income	98,453	97,995
Fees and other income	45,712	52,031

Total revenues	789,529	794,638

Benefits, losses and expenses:
Policyholder benefits	227,631	272,022
Selling, underwriting and general expenses	511,090	475,604

Total benefits, losses and expenses	738,721	747,626

Segment income before provision for income taxes	50,808	47,012
Provision for income taxes	21,942	16,701

Segment net income	$28,866	$30,311

Net earned premiums and other considerations:
Domestic:
Credit	$50,928	$65,941
Service contracts	339,096	346,508
Other (1)	12,213	14,579

Total domestic	402,237	427,028

International:
Credit	86,739	74,173
Service contracts	117,189	87,903
Other (1)	4,106	3,660

Total international	208,034	165,736

Preneed	35,093	51,848

Total	$645,364	$644,612

Fees and other income:
Domestic:
Debt protection	$9,636	$9,271
Service contracts	23,156	27,709
Other (1)	2,555	3,947

Total domestic	35,347	40,927

International	6,395	6,072
Preneed	3,970	5,032

Total	$45,712	$52,031

Gross written premiums (2):
Domestic:
Credit	$103,870	$135,346
Service contracts	277,729	246,883
Others (1)	14,918	15,074

Total domestic	396,517	397,303

International:
Credit	246,532	171,379
Service contracts	121,292	107,070
Others (1)	5,216	5,387

Total international	373,040	283,836

Total	$769,557	$681,139

Preneed (face sales)	$151,074	$103,124

Combined ratios (3):
Domestic	96.2%	98.3%
International	107.8%	107.3%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

Net Income

Segment net income decreased $1,445, or 5%, to $28,866 for First Quarter 2010 from $30,311 for First Quarter 2009. The decrease was primarily attributable to a higher effective tax rate caused by a $2,800 increase in a tax valuation allowance related to deferred tax assets that resulted from our European business restructuring and a $4,032 (after-tax) change in the value of our consumer price index caps, instruments that protect against inflation risk in our preneed product. Absent these items, net income increased $5,387. This was primarily driven by both favorable domestic service contract and preneed underwriting results.

Total Revenues

Total revenues decreased $5,109, or 1%, to $789,529 for First Quarter 2010 from $794,638 for First Quarter 2009. The decrease is mainly attributable to lower fees and other income of $6,319, primarily from mark-to-market losses associated with a derivative contract indexed to the level of inflation related to our preneed business. Net earned premiums and other considerations increased less than 1% attributable to increases in our international business from growth in both our service contract and credit business and the favorable impact of foreign exchange rates. These increases were mainly offset by lower earnings from the run-off of preneed policies sold before January 1, 2009, the continued run-off of our domestic credit business and decreases in our domestic service contract business due to clients that are no longer in business.

Gross written premiums increased $88,418, or 13%, to $769,557 for First Quarter 2010 from $681,139 for First Quarter 2009. This increase was driven primarily by higher international credit business of $75,153 due to growth in several countries from both new and existing clients and from the favorable impact of foreign exchange rates. Gross written premiums from our domestic service contract business increased $30,846, mainly due to a one-time recording of premiums reported by certain third parties in a more timely manner than in the past during First Quarter 2010 which increased gross written premiums by $21,200, but had no effect on net earned premiums. The remaining increase was partially due to the addition of new clients. Gross written premiums from our international service contract business increased $14,222, primarily due to favorable foreign exchange rates and growth from existing clients, partially offset by lower premiums in Denmark due to our previous decision to exit that market. Preneed face sales increased $47,950 due to growth from our exclusive distribution partnership with SCI and increased sales initiatives. Gross written premiums from our domestic credit insurance business decreased $31,476, due to the continued runoff of this product line.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $8,905, or 1%, to $738,721 for First Quarter 2010 from $747,626 for First Quarter 2009. Policyholder benefits decreased $44,391 due to favorable loss experience in our domestic service contract business from existing and run-off clients, the run-off of preneed policies sold before January 1, 2009, and the continued run-off of our domestic credit business. Selling, underwriting and general expenses increased $35,486. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $28,507 due in part to higher earnings in our international business coupled with the unfavorable impact of foreign exchange rates. General expenses increased $6,979 partially due to start up costs incurred as we grow the business and distribution channels, as well as the unfavorable impact of foreign exchange rates.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Net earned premiums and other considerations	$508,822	$493,790
Net investment income	26,921	29,436
Fees and other income	13,100	13,324

Total revenues	548,843	536,550

Benefits, losses and expenses:
Policyholder benefits	162,533	167,800
Selling, underwriting and general expenses	207,017	209,917

Total benefits, losses and expenses	369,550	377,717

Segment income before provision for income taxes	179,293	158,833
Provision for income taxes	60,815	54,165

Segment net income	$118,478	$104,668

Net earned premiums and other considerations:
By major product groupings:
Homeowners (creditor-placed and voluntary)	$354,409	$348,447
Manufactured housing (creditor-placed and voluntary)	57,500	55,876
Other (1)	96,913	89,467

Total	$508,822	$493,790

Ratios:
Loss ratio (2)	31.9%	34.0%
Expense ratio (3)	39.7%	41.4%
Combined ratio (4)	70.8%	74.5%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

Net Income

Segment net income increased $13,810, or 13%, to $118,478 for First Quarter 2010 from $104,668 for First Quarter 2009. The increase was primarily due to higher creditor-placed homeowners insurance net earned premiums which included a $7,629 (after-tax) favorable adjustment from an unearned premium reserve review. The increase was also due to lower non-catastrophe losses and lower selling, underwriting, and general expenses primarily due to client contract changes that provide for lower commission expense.

Total Revenues

Total revenues increased $12,293, or 2%, to $548,843 for First Quarter 2010 from $536,550 for First Quarter 2009. The increase in revenues is primarily due to increased net earned premiums of $15,032, or 3%, partially offset by a $2,515 decrease in net investment income. The increase in net earned premiums was primarily attributable to a $13,595 favorable adjustment from an unearned premium reserve review.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $8,167, or 2%, to $369,550 for First Quarter 2010 from $377,717 for First Quarter 2009. The decrease was due to lower policyholder benefits of $5,267 plus lower selling, underwriting, and general expenses of $2,900. The non-catastrophe loss ratio decreased 210 basis-points, primarily due to increased net earned premiums and lower incurred losses in creditor-placed homeowners insurance. There were no reportable catastrophe losses for First Quarter 2010 or First Quarter 2009. Commissions, taxes, licenses and fees decreased $4,426, primarily due to changes in client contracts. General expenses increased $1,526 primarily due to an increase in assessment expenses.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Net earned premiums and other considerations	$467,442	$472,346
Net investment income	11,565	12,477
Fees and other income	10,408	9,914

Total revenues	489,415	494,737

Benefits, losses and expenses:
Policyholder benefits	333,640	321,960
Selling, underwriting and general expenses	143,119	150,240

Total benefits, losses and expenses	476,759	472,200

Segment income before provision for income taxes	12,656	22,537
Provision for income taxes	4,287	7,865

Segment net income	$8,369	$14,672

Net earned premiums and other considerations:
Individual markets:
Individual medical	$321,783	$317,070
Short-term medical	22,118	26,048

Subtotal	343,901	343,118
Small employer group:	123,541	129,228

Total	$467,442	$472,346

Membership by product line:
Individual markets:
Individual medical	564	572
Short-term medical	71	94

Subtotal	635	666

Small employer group:	118	123

Total	753	789

Ratios:
Loss ratio (1)	71.4%	68.2%
Expense ratio (2)	30.0%	31.2%
Combined ratio (3)	99.8%	97.9%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

Net Income

Segment results decreased $6,303, or 43%, to net income of $8,369 for First Quarter 2010 from net income of $14,672 for First Quarter 2009. The decrease was primarily attributable to continued deteriorating claims experience caused by higher medical benefits utilization in all products. This was partially offset by favorable claim reserve development in First Quarter 2010 compared with First Quarter 2009 and reduced employee-related expenses associated with our expense management initiatives.

Total Revenues

Total revenues decreased $5,322, or 1%, to $489,415 for First Quarter 2010 from $494,737 for First Quarter 2009. Net earned premiums and other considerations from our individual medical business increased $4,713, or 1%, due to premium rate increases, partially offset by a continued high level of policy lapses. Net earned premiums and other considerations from our small employer group business decreased $5,687, or 4%, due to a continued high level of policy lapses, partially offset by premium rate increases. The decline in the small employer group business was due to increased competition and our adherence to strict underwriting guidelines. Also, net investment income decreased $912 due to lower yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $4,559, or 1%, to $476,759 for First Quarter 2010 from $472,200 for First Quarter 2009. Policyholder benefits increased $11,680, or 4%, and the benefit loss ratio increased to 71.4% from 68.2%. The increase in the benefit loss ratio was primarily attributable to continued deteriorating claims experience on both individual medical business and small employer group business, partially offset by favorable claim reserve development compared to a year ago. In addition, First Quarter 2010 policyholder benefits included $2,800 for H1N1-related medical services. We expect that the cost of administering H1N1 vaccines and related medical services will be nominal going forward and included in our normal claims experience. Selling, underwriting and general expenses decreased $7,121, or 5%, primarily due to reduced employee-related expenses, technology costs, and lower amortization of deferred acquisition costs.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The Company is in the process of evaluating the laws’ impact on its operations, which may be materially adverse.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Net earned premiums and other considerations	$285,015	$263,831
Net investment income	32,810	34,157
Fees and other income	7,311	6,758

Total revenues	325,136	304,746

Benefits, losses and expenses:
Policyholder benefits	204,242	198,728
Selling, underwriting and general expenses	95,922	95,287

Total benefits, losses and expenses	300,164	294,015

Segment income before provision for income taxes	24,972	10,731
Provision for income taxes	8,505	3,709

Segment net income	$16,467	$7,022

Net earned premiums and other considerations:
By major product grouping:
Group dental	$107,581	$105,565
Group disability	129,927	109,704
Group life	47,507	48,562

Total	$285,015	$263,831

Ratios:
Loss ratio (1)	71.7%	75.3%
Expense ratio (2)	32.8%	35.2%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

Net Income

Segment net income increased 135% to $16,467 for First Quarter 2010 from $7,022 for First Quarter 2009. Results for the First Quarter 2010 improved as a result of additional net earned premiums from two new clients in our DRMS distribution channel and the acquisition of a block of business from Shenandoah, both occurring in Fourth Quarter 2009. In addition, we experienced favorable loss ratios in all product lines, partially offset by lower net investment income.

Total Revenues

Total revenues increased 7% to $325,136 for First Quarter 2010 from $304,746 for First Quarter 2009. First Quarter 2010 net earned premiums increased $21,184 or 8% primarily attributable to the addition of two new clients in our DRMS distribution channel added in Fourth Quarter 2009 and the acquisition of a block of business from Shenandoah acquired in Fourth Quarter 2009. Absent these increases we saw a decline in group life, disability and dental net earned premiums which were impacted by the lapsation and economic challenges in 2009. Net investment income decreased 4% or $1,347 driven by lower average invested assets and lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 2% to $300,164 for First Quarter 2010 from $294,015 for First Quarter 2009. The loss ratio decreased to 71.7% from 75.3%, primarily due to favorable life, disability and improved dental loss experience. In our assumed disability business through our DRMS distribution channel, we experienced favorable incidence and terminations in First Quarter 2010 compared with First Quarter 2009. The expense ratio decreased to 32.8% from 35.2% as a result of increased net earned premiums and expense management initiatives.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The Company is in the process of evaluating the laws’ impact on its operations, which may be materially adverse.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Net investment income	$4,265	$4,414
Net realized gains (losses) on investments	4,473	(55,689)
Amortization of deferred gain on disposal of businesses	6,081	6,802
Fees and other income	114	1,679

Total revenues (losses)	14,933	(42,794)

Benefits, losses and expenses:
Policyholder benefits	(50)	(168)
Selling, underwriting and general expenses	19,185	23,431
Interest expense	15,161	15,189

Total benefits, losses and expenses	34,296	38,452

Segment loss before benefit for income taxes	(19,363)	(81,246)
Benefit for income taxes	(4,406)	(5,154)

Segment net loss	$(14,957)	$(76,092)

For The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

Net Loss

Segment net loss improved $61,135, or 80%, to $(14,957) for First Quarter 2010 compared with $(76,092) for First Quarter 2009. Segment net loss improved mainly due to net realized gains on investments of $2,907 (after-tax) in First Quarter 2010, compared with $36,198 (after-tax) of net realized losses on investments in First Quarter 2009. Results also improved due to $21,000 of tax expense attributable to an increase in a tax valuation allowance related to deferred tax assets and $4,550 (after-tax) of compensation-related expenses, both of which occurred in First Quarter 2009.

Total Revenues

Total revenues increased $57,727, or 135%, to $14,933 for First Quarter 2010 compared with $(42,794) for First Quarter 2009. This increase in revenues was primarily the result of net realized gains on investments of $4,473 in First Quarter 2010, compared with net realized losses on investments of $(55,689) in First Quarter 2009.

Total Benefits, Losses and Expenses

Total expenses decreased $4,156, or 11%, to $34,296 for First Quarter 2010 compared with $38,452 for First Quarter 2009. This decrease is mainly due to $7,000 of compensation-related expenses that occurred in First Quarter 2009. This decline is partially offset by a guaranty assessment refund of $1,735 that occurred in First Quarter 2009.

Investments

The Company has total investments of $13,608,588 and $13,157,832 as of March 31, 2010 and December 31, 2009, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2010		December 31, 2009
Aaa / Aa / A	$6,459,995	61.7%	$6,152,842	61.8%
Baa	3,074,584	29.3%	2,953,964	29.6%
Ba	696,022	6.6%	647,321	6.5%
B and lower	248,716	2.4%	212,645	2.1%

Total	$10,479,317	100.0%	$9,966,772	100.0%

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2010	2009
Fixed maturity securities	$142,418	$138,773
Equity securities	8,962	9,870
Commercial mortgage loans on real estate	22,094	23,683
Policy loans	722	775
Short-term investments	870	2,538
Other investments	4,495	5,787
Cash and cash equivalents	1,116	3,845

Total investment income	180,677	185,271
Investment expenses	(6,663)	(6,792)

Net investment income	$174,014	$178,479

Net investment income decreased $4,465, or 2.5%, to $174,014 for First Quarter 2010 from $178,479 for First Quarter 2009. The decrease was primarily due to lower overall investment yields.

After a period of declining market values in the fixed maturity and equity security markets, the credit markets have shown continued improvement throughout 2009 continuing into 2010. This is primarily due to specific U.S. government intervention which resulted in a lower threat of systemic collapse, enhanced liquidity in the market, and improved economic prospects. As a result, many securities in the portfolio have shown improved market values throughout the period.

As of March 31, 2010, the Company owned $204,518 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $182,089 of municipal securities, whose credit rating was AA- both with and without the guarantee. Due to the credit rating downgrades of the financial guarantee insurance companies, their financial guarantee is providing minimal or no value in the current market environment.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At March 31, 2010 approximately 1.9% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.2% of the total unrealized loss position. Of the securities with sub-prime exposure, approximately 34% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2010, the maximum amount of distributions our subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $524,666. During 2010, we began a two-year project to streamline the Assurant Solutions legal entity structure which we anticipate will free up $75,000 to $150,000 in distributions to the holding company.

Rating organizations periodically review the financial strength of insurers, including our insurance subsidiaries. For details on the ratings of our insurance subsidiaries as of December 31, 2009, refer to “Item 1- Business- Ratings” in our 2009 Annual Report on Form 10-K.

Liquidity

Dividends or returns of capital paid by our subsidiaries were $11,700 and $703,099 for First Quarter 2010 and the year ended December 31, 2009, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

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

We paid dividends of $0.15 per common share on March 8, 2010 to stockholders of record as of February 22, 2010. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

We resumed our share repurchase program in 2010. On January 22, 2010, our Board of Directors authorized an additional $600,000 for the repurchase of Assurant’s outstanding common stock, bringing the total repurchase authorization to $770,044 for use in the open market and/or for private transactions. During the three months ended March 31, 2010, the Company repurchased 3,426,469 shares of the Company’s outstanding common stock at a cost $109,184 leaving $660,860 under the total repurchase authorization as of that date. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (“Plan”) was under funded by $87,977 (based on fair value of assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2009 and has remained at relatively the same under-funded amount as of March 31, 2010. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During First Quarter 2010, we contributed $10,000 in cash to the Plan. We expect to contribute an additional $30,000 in cash to the Plan over the remainder of 2010.

Commercial Paper Program

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. Our commercial paper program is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility (“2004 Credit Facility”). This program is currently backed up by a $350,000 senior revolving credit facility, described below, of which $325,604 was available at March 31, 2010, due to outstanding letters of credit.

On December 18, 2009, the Company entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility replaces the 2004 Credit Facility. The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided the Company is in compliance with all covenants. The agreement has a sublimit for letters of credit issued under the agreement of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes.

The Company did not use the commercial paper program during the three months ended March 31, 2010 and 2009, and there were no amounts relating to the commercial paper program outstanding at March 31, 2010 and December 31, 2009. The Company did not borrow using the 2004 Credit Facility during the three months ended March 31, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at March 31, 2010. The Company does have $24,396 of letters of credit outstanding under the 2009 Credit Facility as of March 31, 2010.

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2010, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2009 Annual Report on Form 10-K.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.625% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is due February 15, 2034. Our Senior Notes are rated bbb by A.M. Best, Baa1 by Moody’s and BBB by S&P, as of March 31, 2010.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended March 31, 2010 and 2009, respectively. There was $7,523 of accrued interest at March 31, 2010 and 2009, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

In management’s opinion, our subsidiaries’ cash flow from operations together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business over the next twelve months.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities (1)	$119,665	$(267,156)
Investment activities	(306,981)	(35,155)
Financing activities	(198,695)	(74,034)

Net change in cash	$(386,011)	$(376,345)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $119,665 and net cash used in operating activities was $(267,156) for First Quarter 2010 and First Quarter 2009, respectively. The increased operating activity cash flow was primarily due to an increase in gross written premiums and fewer paid claims related to 2008 hurricanes.

Net cash used in investing activities was $306,981 and $35,155 for First Quarter 2010 and First Quarter 2009, respectively. The increase in investing activities was mainly due to an increase in purchase of fixed maturities and changes in our other invested assets.

Net cash used in financing activities was $198,695 and $74,034 for First Quarter 2010 and First Quarter 2009, respectively. The increase in financing activities was due to the repurchase of our common stock and changes in our obligation under securities lending.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Security:
Interest paid on mandatorily redeemable preferred stock and debt	$30,182	$30,212
Common stock dividends	17,588	16,489

Total	$47,770	$46,701

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $28,332 and $28,566 of letters of credit outstanding as of March 31, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2009 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ending March 31, 2010, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 14 to the Consolidated Financial Statements for a description of certain pending matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

As previously disclosed by the Company in its 2009 Annual Report on Form 10-K, the Company entered into a settlement with the SEC on January 21, 2010 in connection with a complaint filed by the SEC regarding a finite reinsurance arrangement entered into by the Company. The Company consented, without admitting or denying the allegations in the complaint, to the entry of a judgment requiring payment of a civil penalty of $3,500 and permanently enjoining the Company from violating certain provisions of the federal securities laws. The court approved the settlement in a final judgment entered on January 25, 2010, and the Company paid the penalty during the first quarter of 2010.

Item 1A.	Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2009 Annual Report on Form 10-K. Except as set forth in the additional risk factor below, there have been no material changes to the risk factors disclosed in our 2009 Annual Report on Form 10-K.

Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) into law. The PPACA and related reforms make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry. We are in the process of evaluating the effects of the PPACA and specific federal and state rules and regulations that may be promulgated thereunder on our health and employee benefits insurance businesses, as well as the overall market for individual and small group health insurance and dental insurance. While we cannot predict or quantify the precise effects on our business of the PPACA, we believe that they may include, among other things, changes in the benefits provided under some of our products; a requirement that the loss ratios for some of our product lines be no less than specified percentages, or that we rebate the difference to consumers; the need to reduce commissions, and the consequent risk that insurance producers may sell less of our products than they have in the past; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion as it applies to enrollees under the age of 19 who apply for coverage; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, after January 1, 2014, elimination of our ability to underwrite health insurance products with certain narrow exceptions; a requirement to offer coverage to any person who applies for such coverage; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; a reduction of the value of our businesses that could result in a corresponding goodwill impairment; new taxes and fees; and the need to operate with a lower expense structure at both the business segment and enterprise level. All of these effects may materially and adversely affect our operating results and financial condition.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2010	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of shares that may yet be purchased under the Programs(1)
January 1 – 31	—	$—	—	$770,044
February 1 – 28	1,304,915	30.46	1,304,915	730,290
March 1 – 31	2,121,554	32.73	2,121,554	660,860

Total	3,426,469	$31.86	3,426,469	$660,860

1)	On January 25, 2010, the Company announced that the Board of Directors authorized the Company to repurchase $600,000 of its outstanding common stock, bringing the total repurchase authorization to $770,044, as of that date, for use in the open market and/or for private transactions.

Item 6.	Exhibits.

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

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.2	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors.*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of March 31, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

*	Management contract or compensatory plan or arrangement.
†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 5, 2010	By:	/S/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: May 5, 2010	By:	/S/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer