Form 10-Q
period 2010-06-30
ASSURANT INC
filed 2010-08-05
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding at August 2, 2010 was 106,541,540.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$10,027,749 in 2010 and $9,684,083 in 2009)	$10,651,689	$9,966,772
Equity securities available for sale, at fair value
(cost - $480,189 in 2010 and $514,349 in 2009)	475,646	512,987
Commercial mortgage loans on real estate, at amortized cost	1,376,226	1,428,027
Policy loans	56,169	56,407
Short-term investments	416,815	453,469
Collateral held under securities lending	133,618	218,129
Other investments	578,583	522,041

Total investments	13,688,746	13,157,832

Cash and cash equivalents	1,003,723	1,318,552
Premiums and accounts receivable, net	523,657	507,933
Reinsurance recoverables	4,661,346	4,212,863
Accrued investment income	161,790	155,757
Deferred acquisition costs	2,422,906	2,504,654
Property and equipment, at cost less accumulated depreciation	272,922	275,420
Deferred income taxes, net	47,371	167,240
Goodwill	924,426	926,398
Value of business acquired	88,316	94,632
Other assets	547,992	548,183
Assets held in separate accounts	1,772,135	1,972,332

Total assets	$26,115,330	$25,841,796

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$7,804,668	$7,349,633
Unearned premiums	4,963,981	5,153,564
Claims and benefits payable	3,343,642	3,366,327
Commissions payable	222,761	218,060
Reinsurance balances payable	213,372	95,413
Funds held under reinsurance	47,730	49,417
Deferred gain on disposal of businesses	152,794	164,899
Obligation under securities lending	134,758	220,279
Accounts payable and other liabilities	1,401,361	1,388,279
Tax payable	39,690	30,126
Debt	972,110	972,058
Mandatorily redeemable preferred stock	8,160	8,160
Liabilities related to separate accounts	1,772,135	1,972,332

Total liabilities	21,077,162	20,988,547

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 107,549,644 and 116,648,714 shares outstanding at June 30, 2010 and December 31, 2009, respectively	1,451	1,447
Additional paid-in capital	2,973,431	2,962,883
Retained earnings	3,340,900	3,054,466
Accumulated other comprehensive income	278,151	65,925
Treasury stock, at cost; 37,612,678 and 28,119,993 shares at June 30, 2010 and December 31, 2009, respectively	(1,555,765)	(1,231,472)

Total stockholders’ equity	5,038,168	4,853,249

Total liabilities and stockholders’ equity	$26,115,330	$25,841,796

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,849,895	$1,875,866	$3,756,538	$3,750,445
Net investment income	175,196	174,932	349,210	353,411
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	21,107	(1,828)	26,425	(32,078)
Total other-than-temporary impairment losses	(973)	(3,341)	(1,879)	(28,780)
Portion of net gain recognized in other comprehensive income, before taxes	(982)	(973)	(921)	(973)

Net other-than-temporary impairment losses recognized in earnings	(1,955)	(4,314)	(2,800)	(29,753)
Amortization of deferred gain on disposal of businesses	6,024	6,750	12,105	13,552
Fees and other income	90,027	222,203	166,672	305,909

Total revenues	2,140,294	2,273,609	4,308,150	4,361,486

Benefits, losses and expenses
Policyholder benefits	905,316	989,402	1,833,312	1,949,744
Amortization of deferred acquisition costs and value of business acquired	362,117	398,493	767,301	786,287
Underwriting, general and administrative expenses	604,244	589,036	1,175,393	1,155,721
Interest expense	15,161	15,160	30,322	30,349

Total benefits, losses and expenses	1,886,838	1,992,091	3,806,328	3,922,101

Income before provision for income taxes	253,456	281,518	501,822	439,385
Provision for income taxes	88,781	88,196	179,924	165,482

Net income	$164,675	$193,322	$321,898	$273,903

Earnings Per Share
Basic	$1.47	$1.63	$2.82	$2.32
Diluted	$1.46	$1.63	$2.80	$2.31
Dividends per share	$0.16	$0.15	$0.31	$0.29

Share Data
Weighted average shares outstanding used in basic per share calculations	111,893,858	118,482,958	114,341,824	118,188,879
Plus: Dilutive securities	821,259	245,346	749,408	246,152

Weighted average shares used in diluted per share calculations	112,715,117	118,728,304	115,091,232	118,435,031

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2009 through June 30, 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands except number of shares and per share amounts)
Balance, December 31, 2009	$1,447	$2,962,883	$3,054,466	$65,925	$(1,231,472)	$4,853,249
Stock plan exercises	4	44	—	—	—	48
Stock plan compensation expense	—	16,994	—	—	—	16,994
Change in tax benefit from share-based payment arrangements	—	(6,490)	—	—	—	(6,490)
Dividends	—	—	(35,464)	—	—	(35,464)
Acquisition of common stock	—	—	—	—	(324,293)	(324,293)
Comprehensive income:
Net income	—	—	321,898	—	—	321,898
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $(113,044)	—	—	—	221,440	—	221,440
Net change in other-than- temporary impairment gains recognized in other comprehensive income, net of taxes of $(1,609)	—	—	—	2,987	—	2,987
Net change in foreign currency translation, net of taxes of $(15)	—	—	—	(16,751)	—	(16,751)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(2,450)	—	—	—	4,550	—	4,550

Total other comprehensive income	—	—	—	—	—	212,226

Total comprehensive income	—	—	—	—	—	534,124

Balance, June 30, 2010	$1,451	$2,973,431	$3,340,900	$278,151	$(1,555,765)	$5,038,168

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$318,284	$(173,757)

Investing activities
Sales of:
Fixed maturity securities available for sale	903,107	442,656
Equity securities available for sale	52,130	25,636
Property and equipment and other	46	286
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	338,003	321,681
Purchases of:
Fixed maturity securities available for sale	(1,557,907)	(974,824)
Equity securities available for sale	(15,965)	(11,634)
Property and equipment and other	(27,832)	(28,062)
Subsidiary, net of cash transferred	(6,735)	—
Change in commercial mortgage loans on real estate	45,053	32,553
Change in short-term investments	36,804	183,343
Change in other invested assets	(40,318)	(19,081)
Change in policy loans	240	1,644
Change in collateral held under securities lending	85,521	31,732

Net cash (used in) provided by investing activities	(187,853)	5,930

Financing activities
Repayment of mandatorily redeemable preferred stock	—	(3,000)
Change in tax benefit from share-based payment arrangements	(6,490)	(1,532)
Acquisition of common stock	(312,814)	—
Dividends paid	(35,464)	(34,260)
Change in obligation under securities lending	(85,521)	(31,732)

Net cash used in financing activities	(440,289)	(70,524)

Effect of exchange rate changes on cash and cash equivalents	(4,971)	6,849

Change in cash and cash equivalents	(314,829)	(231,502)
Cash and cash equivalents at beginning of period	1,318,552	1,040,684

Cash and cash equivalents at end of period	$1,003,723	$809,182

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2010 and 2009

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

The interim financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2010 presentation.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recent Accounting Pronouncements - Not Yet Adopted

In September 2009, the Financial Accounting Standards Board issued new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. In addition it requires both qualitative and quantitative disclosures. This new guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. The Company did not apply the guidance early, thus it is required to adopt this new guidance on January 1, 2011. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$143,964	$7,494	$(131)	$151,327	$—
States, municipalities and political subdivisions	856,138	56,446	(713)	911,871	—
Foreign governments	577,923	28,177	(1,862)	604,238	—
Asset-backed	43,921	2,606	(146)	46,381	1,026
Commercial mortgage-backed	114,201	5,333	(14)	119,520	—
Residential mortgage-backed	837,772	43,441	(616)	880,597	1,862
Corporate	7,453,830	556,957	(73,032)	7,937,755	11,361

Total fixed maturity securities	$10,027,749	$700,454	$(76,514)	$10,651,689	$14,249

Equity securities:
Common stocks	$1,026	$294	$(15)	$1,305	$—
Non-redeemable preferred stocks	479,163	27,863	(32,685)	474,341	—

Total equity securities	$480,189	$28,157	$(32,700)	$475,646	$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$115,268	$5,135	$(73)	$120,330	$—
States, municipalities and political subdivisions	873,548	42,499	(5,979)	910,068	—
Foreign governments	558,254	19,352	(4,779)	572,827	—
Asset-backed	51,834	2,599	(470)	53,963	833
Commercial mortgage-backed	159,780	1,589	(1,462)	159,907	—
Residential mortgage-backed	685,373	29,224	(2,594)	712,003	123
Corporate	7,240,026	325,646	(127,998)	7,437,674	8,697

Total fixed maturity securities	$9,684,083	$426,044	$(143,355)	$9,966,772	$9,653

Equity securities:
Common stocks	$5,493	$285	$(1,249)	$4,529	$—
Non-redeemable preferred stocks	508,856	31,657	(32,055)	508,458	—

Total equity securities	$514,349	$31,942	$(33,304)	$512,987	$—

(1)	Represents the amount of other-than-temporary impairment gains in accumulated other comprehensive income (“AOCI”), which, from April 1, 2009, were not included in earnings under the OTTI guidance for debt securities.

The cost or amortized cost and fair value of fixed maturity securities at June 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$566,499	$574,543
Due after one year through five years	2,129,541	2,242,944
Due after five years through ten years	2,290,112	2,434,349
Due after ten years	4,045,703	4,353,355

Total	9,031,855	9,605,191
Asset-backed	43,921	46,381
Commercial mortgage-backed	114,201	119,520
Residential mortgage-backed	837,772	880,597

Total	$10,027,749	$10,651,689

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$546,559	$281,069	$985,134	$475,036
Gross realized gains	17,738	7,242	31,412	12,336
Gross realized losses	1,900	2,618	4,406	39,421

We recorded net realized gains (losses), including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$14,730	$5,088	$25,629	$(3,487)
Equity securities	1,577	(256)	2,741	(21,895)
Commercial mortgage loans on real estate	—	—	(6,772)	—
Other investments	4,800	(6,660)	4,827	(6,696)

Total net realized gains (losses) related to sales and other	21,107	(1,828)	26,425	(32,078)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(1,644)	(3,715)	(2,489)	(15,253)
Equity securities	(311)	(599)	(311)	(14,500)

Total net realized losses related to other-than-temporary impairments	(1,955)	(4,314)	(2,800)	(29,753)

Total net realized gains (losses)	$19,152	$(6,142)	$23,625	$(61,831)

Other-Than-Temporary Impairments

On April 1, 2009, the Company adopted the OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Prior to April 1, 2009, the Company was required to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss in the statement of operations. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the three and six months ended June 30, 2010, the Company recorded $973 and $1,879, respectively, of OTTI, of which $1,955 and $2,800, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $(982) and $(921) related to all other factors and recorded as an unrealized gain component of AOCI. For the three and six

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

months ended June 30, 2009, the Company recorded $3,341 and $28,780, respectively, of OTTI, of which $4,314 and $29,753, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $(973) for both periods related to all other factors and recorded as an unrealized gain component of AOCI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	2010	2009
Balance, March 31,	$106,244	$119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	485	1,237
Additions for credit loss impairments recognized in the current period on securities previously impaired	1,159	2,237
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(21)	—
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,105)	(16,262)

Balance, June 30,	$105,762	$106,234

Balance, December 31, 2009	$108,053
Additions for credit loss impairments recognized in the current period on securities not previously impaired	485
Additions for credit loss impairments recognized in the current period on securities previously impaired	2,004
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(284)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,496)

Balance, June 30, 2010	$105,762

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

Six Months Ended June 30, 2010 and 2009

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$2,982	$(131)	$—	$—	$2,982	$(131)
States, municipalities and political subdivisions	12,657	(239)	12,269	(474)	24,926	(713)
Foreign governments	38,052	(40)	20,477	(1,822)	58,529	(1,862)
Asset-backed	—	—	7,667	(146)	7,667	(146)
Commercial mortgage-backed	—	—	1,864	(14)	1,864	(14)
Residential mortgage-backed	47,628	(254)	5,372	(362)	53,000	(616)
Corporate	623,782	(17,180)	593,752	(55,852)	1,217,534	(73,032)

Total fixed maturity securities	$725,101	$(17,844)	$641,401	$(58,670)	$1,366,502	$(76,514)

Equity securities:
Common stocks	$163	$(15)	$—	$—	$163	$(15)
Non-redeemable preferred stocks	82,345	(4,559)	155,785	(28,126)	238,130	(32,685)

Total equity securities	$82,508	$(4,574)	$155,785	$(28,126)	$238,293	$(32,700)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

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

Total gross unrealized losses represent less than 7% of the aggregate fair value of the related securities at June 30, 2010 and December 31, 2009. Approximately 21% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2010 and December 31, 2009. The total gross unrealized losses are comprised of 437 and 635 individual securities at June 30, 2010 and December 31, 2009, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2010 and December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2010, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the financial, industrial, and energy industries of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $76,107, or 88%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium. As of June 30, 2010, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

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

As of June 30, 2010 and December 31, 2009, our collateral held under securities lending, of which its use is unrestricted, was $133,618 and $218,129, respectively, while our liability to the borrower for collateral received was $134,758 and $220,279, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of June 30, 2010 and December 31, 2009. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. The amounts presented below for Collateral held under securities lending, Other investments, Cash equivalents, Other assets, Assets held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments and Other liabilities are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan and the related deferred compensation liability, respectively. Other investments also consist of investments associated with a modified coinsurance arrangement. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	June 30, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$151,327	$—		$134,112		$17,215
State, municipalities and political subdivisions	911,871	—		911,871		—
Foreign governments	604,238	3,112		597,995		3,131
Asset-backed	46,381	—		46,372		9
Commercial mortgage-backed	119,520	—		109,523		9,997
Residential mortgage-backed	880,597	—		880,597		—
Corporate	7,937,755	—		7,818,606		119,149
Equity securities:
Common stocks	1,305	—		1,305		—
Non-redeemable preferred stocks	474,341	—		455,534		18,807
Short-term investments	416,815	316,075	b	100,740	c	—
Collateral held under securities lending	68,618	50,098	b	18,520	c	—
Other investments	257,462	54,834	a	198,421	c	4,207	c
Cash equivalents	794,845	770,503	b	24,342	c	—
Other assets	8,168	—		449		7,719	d
Assets held in separate accounts	1,703,584	1,491,258	a	212,326	c	—

Total financial assets	$14,376,827	$2,685,880		$11,510,713		$180,234

Financial Liabilities
Other liabilities	$51,634	$51,634		$—		$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	December 31, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$120,330	$—		$120,330		$—
State, municipalities and political subdivisions	910,068	—		910,068		—
Foreign governments	572,827	3,337		566,402		3,088
Asset-backed	53,963	—		53,954		9
Commercial mortgage-backed	159,907	—		127,619		32,288
Residential mortgage-backed	712,003	—		712,003		—
Corporate	7,437,674	—		7,300,948		136,726
Equity securities:
Common stocks	4,529	3,525	a	1,004		—
Non-redeemable preferred stocks	508,458	—		502,723		5,735
Short-term investments	453,469	372,861	b	80,608	c	—
Collateral held under securities lending	143,129	78,025	b	65,104	c	—
Other investments	242,193	53,803	a	184,115	c	4,275	c
Cash equivalents	1,108,459	1,082,546	b	25,913	c	—
Other assets	14,344	—		334		14,010	d
Assets held in separate accounts	1,899,915	1,685,117	a	214,798	c	—

Total financial assets	$14,341,268	$3,279,214		$10,865,923		$196,131

Financial Liabilities
Other liabilities	$51,410	$51,410		$—		$—

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

There were no significant transfers between Level 1 and Level 2 financial assets during the period. However, there were transfers between Level 2 and Level 3 financial assets during the period, which are reflected in the “Net transfers” line below. The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
		Fixed Maturity Securities					Equity Securities
	Total level 3 assets	United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$186,951	$17,642	$3,138	$603	$21,754	$124,008	$6,126	$4,522	$9,158
Total (losses) gains (realized/unrealized) included in earnings	(1,274)	(160)	1	1	25	(175)	—	2	(968)
Net unrealized gains (losses) included in stockholders’ equity	1,577	89	(8)	(1)	127	2,622	(1,324)	72	—
Purchases	8,116	—	—	—	—	—	8,116	—	—
Sales	(14,788)	(1,046)	—	—	(10,885)	(1,997)	—	(389)	(471)
Net transfers (1)	(348)	690	—	(594)	(1,024)	(5,309)	5,889	—	—

Balance, end of period	$180,234	$17,215	$3,131	$9	$9,997	$119,149	$18,807	$4,207	$7,719

	Three Months Ended June 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$190,933	$17,147	$11	$38,395	$108,085	$12,315	$6,046	$8,934
Total (losses) gains (realized/unrealized) included in earnings	(914)	188	—	17	(1,325)	—	2	204
Net unrealized gains (losses) included in stockholders’ equity	7,919	(2,526)	—	2,102	7,474	324	545	—
Purchases	16,340	—	—	—	16,074	—	89	177
Sales	(12,070)	—	(1)	(10,267)	(954)	—	(848)	—
Net transfers (1)	(22,425)	—	—	—	(14,391)	(7,074)	(960)	—

Balance, end of period	$179,783	$14,809	$10	$30,247	$114,963	$5,565	$4,874	$9,315

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2010
		Fixed Maturity Securities					Equity Securities
	Total level 3 assets	United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$196,131	$—	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010
Total (losses) gains (realized/unrealized) included in earnings	(5,741)	(328)	1	1	48	(193)	—	4	(5,274)
Net unrealized gains (losses) included in stockholders’ equity	7,374	66	42	5	1,123	6,811	(933)	260	—
Purchases	31,436	19,521	—	588	—	2,658	8,116	553	—
Sales	(21,706)	(2,734)	—	—	(11,328)	(5,742)	—	(885)	(1,017)
Net transfers (1)	(27,260)	690	—	(594)	(12,134)	(21,111)	5,889	—	—

Balance, end of period	$180,234	$17,215	$3,131	$9	$9,997	$119,149	$18,807	$4,207	$7,719

	Six Months Ended June 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$191,685	$19,398	$11	$38,909	$106,682	$12,581	$7,024	$7,080
Total gains (losses) (realized/unrealized) included in earnings	15	374	—	10	(2,208)	—	3	1,836
Net unrealized gains (losses) included in stockholders’ equity	9,943	(3,559)	—	4,884	8,298	58	262	—
Purchases	26,864	—	—	—	26,376	—	89	399
Sales	(14,388)	—	(1)	(10,415)	(2,428)	—	(1,544)	—
Net transfers (1)	(34,336)	(1,404)	—	(3,141)	(21,757)	(7,074)	(960)	—

Balance, end of period	$179,783	$14,809	$10	$30,247	$114,963	$5,565	$4,874	$9,315

(1)	Net transfers are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Six Months Ended June 30, 2010 and 2009

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended June 30, 2010 and December 31, 2009, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

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

Six Months Ended June 30, 2010 and 2009

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

During the first quarter of 2010, the Company recorded a $6,772 additional reserve on one individually impaired commercial mortgage loan measured at a $9,000 fair value as of June 30, 2010. The fair value of the underlying real estate collateral was based on discounted cash flows utilizing current rental and market information. The fair value measurement was classified as Level 3 (unobservable) inputs in the fair value hierarchy.

The Company utilizes both the income and market valuation approaches to estimate the fair value of its reporting units in Step 1 of the goodwill impairment test. Under the income approach, the Company determines the fair value of the reporting unit considering distributable earnings which were estimated from operating plans. The resulting cash flows are then discounted using a market participant weighted average cost of capital estimated for the reporting unit. After discounting the future discrete earnings to their present value, the Company estimates the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value is then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting unit. Under the market approach, the Company derives the fair value of the reporting unit based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2010 earnings and price to estimated 2011 earnings which are estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples are also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units is more heavily weighted towards the income approach because the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise.

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

Six Months Ended June 30, 2010 and 2009

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

Debt: the fair value of debt is based upon matrix pricing performed by the pricing service.

Mandatorily redeemable preferred stock: the fair value of mandatorily redeemable preferred stock equals the carrying value for all series of mandatorily redeemable preferred stock.

Obligations under securities lending: the obligations under securities lending are reported at the amount received from the selected broker/dealers.

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,376,226	$1,458,593	$1,428,027	$1,442,889
Policy loans	56,169	56,169	56,407	56,407
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$965,216	$864,903	$895,546	$817,370
Funds held under reinsurance	47,730	47,730	49,417	49,417
Debt	972,110	992,405	972,058	942,938
Mandatorily redeemable preferred stocks	8,160	8,160	8,160	8,160
Obligations under securities lending	134,758	134,758	220,279	220,279

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

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

6. Income Taxes

As of December 31, 2009, the Company had a cumulative valuation allowance of $81,688 against deferred tax assets. During the six months ended June 30, 2010, the Company recognized income tax expense of $4,445 and an income tax benefit through accumulated other comprehensive income of $(733). The valuation allowance related to deferred tax assets was increased by $3,712 primarily due to foreign company net operating losses. It is management’s assessment that it is more likely than not that $85,400 of deferred tax assets will not be realized.

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2010 and 2009, respectively, and $30,094 for the six months ended June 30, 2010 and 2009, respectively. There was $22,570 of accrued interest at June 30, 2010 and 2009, respectively. The Company made interest payments of $30,094 on February 15, 2010 and 2009.

Credit Facility

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility (“2004 Credit Facility”). This program is currently backed up by a $350,000 senior revolving credit facility, described below, of which $325,604 was available at June 30, 2010, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the six months ended June 30, 2010 and 2009 and there were no amounts relating to the commercial paper program outstanding at June 30, 2010 and December 31, 2009. The Company did not borrow using the 2004 Credit Facility during the six months ended June 30, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at June 30, 2010. The Company does have $24,396 of letters of credit outstanding under the 2009 Credit Facility as of June 30, 2010.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2010 the Company was in compliance with all covenants, minimum ratios and thresholds.

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at June 30, 2010 are as follows:

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2009	$23,912	$194,550	$6,275	$(158,812)	$65,925
Activity in 2010	(16,751)	221,440	2,987	4,550	212,226

Balance at June 30, 2010	$7,161	$415,990	$9,262	$(154,262)	$278,151

The amounts in the unrealized gains on securities column are net of reclassification adjustments of $15,538, net of tax, for the six months ended June 30, 2010, for net realized gains (losses) on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(1,156), net of tax, for the six months ended June 30, 2010, for net realized gains (losses) on sales of securities included in net income.

9. Stock Based Compensation

Long-Term Equity Incentive Plan

In May 2008, the shareholders of the Company approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorized the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee directors. In May 2010, the shareholders of the Company approved an amended and restated ALTEIP, increasing the number of shares of the Company’s common stock authorized for issuance to 5,300,000. Under the ALTEIP, the Company may grant awards based on shares of our common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be awarded under the ALTEIP.

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

For the PSU portion of an award, the number of shares a participant will receive upon vesting is contingent upon the Company meeting certain pre-established performance goals, identified below, at the end of a three-year performance period. Performance will be measured against these to determine the number of shares a participant will receive. The payout levels can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount based on the Company’s level of performance against the pre-established performance goals.

PSU Performance Goals. For 2009, the Compensation Committee established earnings per share (“EPS”) growth, revenue growth and total stockholder return as the three performance measures for PSU awards. EPS growth is defined as the year-over-year change in GAAP net income divided by average diluted shares outstanding. Revenue growth is defined as the year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. For 2010, in light of the significant volatility in EPS across the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

financial services sector, and in response to comments from our investors, the Committee decided to replace growth in EPS with growth in book value per diluted share (“BVPS”) excluding AOCI as a performance metric. BVPS growth is defined as year-over-year growth of the Company’s common equity divided by the period ending fully diluted total shares outstanding. The Company believes this change will provide a more consistent basis for comparing the Company’s long-term financial performance to that of our competitors. The other metrics (revenue growth and total stockholder return) remain the same for PSUs awarded in 2010. For the 2009-2011 performance cycle, the actual payout level is determined by ranking the average of the Company’s performance with respect to all three measures against the average performance of companies included in the A.M. Best Insurance Index. For the 2010-2012 performance cycle, payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes. The Company believes that this change will enable us to more accurately benchmark our performance against the performance of companies of comparable size that operate one or more businesses similar to ours.

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 80,288 and 83,738 for the three months ended June 30, 2010 and 2009, respectively, and 526,255 and 754,804 for the six months ended June 30, 2010 and 2009, respectively. The compensation expense recorded related to RSUs was $3,698 and $2,051 for the three months ended June 30, 2010 and 2009, respectively, and $6,393 and $2,445 for the six months ended June 30, 2010 and 2009, respectively. The related total income tax benefit was $1,294 and $718 for the three months ended June 30, 2010 and 2009, respectively, and $2,237 and $856 for the six months ended June 30, 2010 and 2009, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2010 and 2009 was $33.28 and $20.52, respectively.

As of June 30, 2010, there was $19,214 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.63 years. The total fair value of RSUs vested during the three months ended June 30, 2010 and 2009 was $887 and $4, respectively, and $7,984 and $4 for six months ended June 30, 2010 and 2009, respectively.

Performance Share Units

No PSUs were granted during the three months ended June 30, 2010 and 2009. PSUs granted to employees were 437,882 and 631,066 for the six months ended June 30, 2010 and 2009, respectively. The compensation expense recorded related to PSUs was $5,642 and $(370) for the three months ended June 30, 2010 and 2009, respectively, and $4,335 and $31 for the six months ended June 30, 2010 and 2009, respectively. A portion of the compensation expense recorded during 2009 has been reversed during the first quarter of 2010, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $1,975 and $130 for the three months ended June 30, 2010 and 2009, respectively. The related total income tax benefit was $1,517 and $11 for the six months ended June 30, 2010 and 2009, respectively. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2010 and 2009 was $33.12 and $16.32, respectively.

As of June 30, 2010, there was $15,445 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.81 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2010 and 2009 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the six months ended June 30, 2010 and 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Six Months Ended June 30, 2010 and 2009

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

Restricted Stock

There was no restricted stock granted during the three months ended June 30, 2010 and 2009 or the six months ended June 30, 2010. There were 10,900 restricted shares granted during the six months ended June 30, 2009. The compensation expense recorded related to restricted stock was $404 and $1,052 for the three months ended June 30, 2010 and 2009, respectively, and $1,108 and $2,581 for the six months ended June 30, 2010 and 2009, respectively. The related total income tax benefit recognized was $141 and $368 for the three months ended June 30, 2010 and 2009, respectively, and $388 and $903 for the six months ended June 30, 2010 and 2009, respectively. The weighted average grant date fair value for restricted stock granted during the six months ended June 30, 2009 was $29.77.

As of June 30, 2010, there was $1,007 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.78 years. The total fair value of restricted stock vested was $421 and $902 during the three months ended June 30, 2010 and 2009, respectively, and $2,091 and $1,910 for the six months ended June 30, 2010 and 2009, respectively.

Stock Appreciation Rights

There were no SARs granted during the three and six months ended June 30, 2010 and 2009. Currently there are no plans to award SARs in the future. The compensation expense recorded related to SARs was $1,500 and $2,689 for the three months ended June 30, 2010 and 2009, respectively, and $4,245 and $4,844 for the six months ended June 30, 2010 and 2009, respectively. The related total income tax benefit was $525 and $941 for the three months ended June 30, 2010 and 2009, respectively, and $1,486 and $1,695 for the six months ended June 30, 2010 and 2009, respectively.

The total intrinsic value of SARs exercised during the three months ended June 30, 2010 and 2009 was $153 and $366, respectively, and $793 and $417 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was approximately $4,024 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 0.70 years.

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

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants awarded to directors have been awarded from the ALTEIP, discussed above. There were no common shares issued or expense recorded under the Director’s Compensation Plan for the three and six months ended June 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $456 and $984 for the three months ended June 30, 2010 and 2009, respectively, and $913 and $2,044 for the six months ended June 30, 2010 and 2009, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

In January 2010, the Company issued 181,718 shares to employees at a discounted price of $21.65 for the offering period of July 1, 2009 through December 31, 2009. In January 2009, the Company issued 133,994 shares to employees at a discounted price of $27.00 for the offering period of July 1, 2008 through December 31, 2008.

In July 2010, the Company issued 142,444 shares to employees at a discounted price of $27.14 for the offering period of January 1, 2010 through June 30, 2010. In July 2009, the Company issued 186,940 shares to employees at a discounted price of $21.68 for the offering period of January 1, 2009 through June 30, 2009.

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

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2010	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	—	$—	—
February	1,304,915	30.46	1,304,915
March	2,121,554	32.73	2,121,554
April	1,783,816	35.07	1,783,816
May	1,982,400	35.44	1,982,400
June	2,300,000	35.78	2,300,000

Total	9,492,685	$34.16	9,492,685

On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock.

During the six months ended June 30, 2010, the Company repurchased 9,492,685 shares of the Company’s outstanding common stock at a cost of $324,293. As of June 30, 2010, there was $445,751 remaining under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net income	$164,675	$193,322	$321,898	$273,903
Deduct dividends paid	(17,876)	(17,771)	(35,464)	(34,260)

Undistributed earnings	$146,799	$175,551	$286,434	$239,643

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	111,893,858	118,482,958	114,341,824	118,188,879
Incremental common shares from :
SARs	202,393	58,368	181,428	59,174
PSUs	452,577	—	401,691	—
ESPP	166,289	186,978	166,289	186,978

Weighted average shares used in diluted earnings per share calculations	112,715,117	118,728,304	115,091,232	118,435,031

Earnings per common share - Basic
Distributed earnings	$0.16	$0.15	$0.31	$0.29
Undistributed earnings	1.31	1.48	2.51	2.03

Net income	$1.47	$1.63	$2.82	$2.32

Earnings per common share - Diluted
Distributed earnings	$0.16	$0.15	$0.31	$0.29
Undistributed earnings	1.30	1.48	2.49	2.02

Net income	$1.46	$1.63	$2.80	$2.31

Average SARs totaling 3,416,912 and 4,460,151 for the three months ended June 30, 2010 and 2009, respectively, and 3,554,346 and 4,665,504 for the six months ended June 30, 2010 and 2009, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2010 and 2009 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$6,225	$5,450	$550	$550	$950	$675
Interest cost	7,875	7,350	1,550	1,600	1,150	1,050
Expected return on plan assets	(9,250)	(8,800)	—	—	(625)	(475)
Amortization of prior service cost	25	100	225	150	375	325
Amortization of net loss (gain) (2)	2,400	125	475	275	—	(50)

Net periodic benefit cost	$7,275	$4,225	$2,800	$2,575	$1,850	$1,525

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$12,450	$10,900	$1,100	$1,100	$1,900	$1,350
Interest cost	15,750	14,700	3,100	3,200	2,300	2,100
Expected return on plan assets	(18,500)	(17,600)	—	—	(1,250)	(950)
Amortization of prior service cost	50	200	450	300	750	650
Amortization of net loss (gain) (2)	4,800	250	950	550	—	(100)
Curtailment credit / special termination benefits	—	—	—	(549)	—	—

Net periodic benefit cost	$14,550	$8,450	$5,600	$4,601	$3,700	$3,050

(1)	The Company’s nonqualified plan is unfunded.

(2)	Increase is due to a change in the discount rate assumption, which decreased to 6.25% in 2010 from 6.99% in 2009.

During the first six months of 2010, $20,000 in cash was contributed to the qualified pension benefits plan (“Plan”). An additional $20,000 in cash is expected to be contributed to the Plan over the remainder of 2010.

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

Six Months Ended June 30, 2010 and 2009

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

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$629,682	$477,122	$467,705	$275,386	$—	$1,849,895
Net investment income	98,956	27,022	12,078	32,599	4,541	175,196
Net realized gains on investments	—	—	—	—	19,152	19,152
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,024	6,024
Fees and other income	54,580	18,848	10,248	6,252	99	90,027

Total revenues	783,218	522,992	490,031	314,237	29,816	2,140,294

Benefits, losses and expenses
Policyholder benefits	228,776	175,206	312,767	190,555	(1,988)	905,316
Amortization of deferred acquisition costs and value of business acquired	261,426	90,531	1,015	9,145	—	362,117
Underwriting, general and administrative expenses	241,746	99,315	137,786	95,522	29,875	604,244
Interest expense	—	—	—	—	15,161	15,161

Total benefits, losses and expenses	731,948	365,052	451,568	295,222	43,048	1,886,838

Segment income (loss) before provision (benefit) for income tax	51,270	157,940	38,463	19,015	(13,232)	253,456
Provision (benefit) for income taxes	20,947	54,223	13,163	6,622	(6,174)	88,781

Segment income (loss) after tax	$30,323	$103,717	$25,300	$12,393	$(7,058)

Net income						$164,675

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,275,046	$985,944	$935,147	$560,401	$—	$3,756,538
Net investment income	197,409	53,943	23,643	65,409	8,806	349,210
Net realized gains on investments	—	—	—	—	23,625	23,625
Amortization of deferred gain on disposal of businesses	—	—	—	—	12,105	12,105
Fees and other income	100,292	31,948	20,656	13,563	213	166,672

Total revenues	1,572,747	1,071,835	979,446	639,373	44,749	4,308,150

Benefits, losses and expenses
Policyholder benefits	456,407	337,739	646,407	394,797	(2,038)	1,833,312
Amortization of deferred acquisition costs and value of business acquired	555,129	191,062	2,650	18,460	—	767,301
Underwriting, general and administrative expenses	459,133	205,801	279,270	182,129	49,060	1,175,393
Interest expense	—	—	—	—	30,322	30,322

Total benefits, losses and expenses	1,470,669	734,602	928,327	595,386	77,344	3,806,328

Segment income (loss) before provision (benefit) for income tax	102,078	337,233	51,119	43,987	(32,595)	501,822
Provision (benefit) for income taxes	42,889	115,038	17,450	15,127	(10,580)	179,924

Segment income (loss) after tax	$59,189	$222,195	$33,669	$28,860	$(22,015)

Net income						$321,898

	As of June 30, 2010
Segment assets:
Segment assets, excluding goodwill	$10,801,105	$3,520,160	$1,091,030	$2,503,764	$7,274,845	$25,190,904

Goodwill						924,426

Total assets						$26,115,330

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Six Months Ended June 30, 2010 and 2009

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

Six Months Ended June 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $24,946 and $28,566 of letters of credit outstanding as of June 30, 2010 and December 31, 2009, respectively.

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

As of December 31, 2009, the Company held litigation reserves of $51,952 as a result of unfavorable outcomes in two ordinary course claim-related lawsuits in its Assurant Health segment. During the second quarter of 2010, the Company paid a total of $25,350 to resolve both matters, and released the remaining reserves.

One of the Company’s subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain disputes arose regarding these programs. The disputes generally involved multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers. The companies involved in these programs, including ARIC, have resolved many of these disputes. The disputes involving ARIC and an affiliate, Assurant General Insurance Limited (formerly Bankers Insurance Company Limited) (“AGIL”), for the 1995 and 1996 program years, are subject to working group settlements negotiated with other market participants. Negotiations are still ongoing or will be scheduled for the remaining programs.

The Company believes, on the basis of information currently available, that the existing loss accruals related to these programs are adequate. However, the inherent uncertainty of resolving these matters, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

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

15. Catastrophe Bond Program

On May 5, 2009, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes. As part of the program, certain of the Company’s subsidiaries (the “Subsidiaries”) entered into two reinsurance agreements with Ibis Re Ltd., an independent special purpose reinsurance company domiciled in the Cayman Islands (“Ibis Re”). The Ibis Re agreements provide up to $150,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States. The agreements expire in May 2012. Ibis Re financed the property catastrophe reinsurance coverage by issuing catastrophe bonds in an aggregate amount of $150,000 to unrelated investors (the “Series 2009-1 Notes”).

On April 27, 2010, the Subsidiaries entered into two additional reinsurance agreements with Ibis Re providing up to $150,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States. The agreements expire in May 2013. Ibis Re financed the property catastrophe reinsurance coverage by issuing catastrophe bonds in an aggregate amount of $150,000 to unrelated investors (the “Series 2010-1 Notes”).

The $300,000 of fully collateralized hurricane coverage, purchased from Ibis Re provides per occurrence first event coverage as part of the Company’s catastrophe program. This $300,000 of coverage represents approximately 26.5% of the $1,130,000 of first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s $155,000 retention. The coverage is expected to provide protection for a storm that generates in excess of approximately $450,000 of losses net of any reimbursements from the Florida Hurricane Catastrophe Fund.

Under the terms of these reinsurance agreements, the Subsidiaries are obligated to pay annual reinsurance premiums to Ibis Re for the reinsurance coverage. The reinsurance agreements with Ibis Re utilize a dual trigger that is based upon an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by an independent party and the Subsidiaries’ covered losses incurred. Reinsurance contracts that have a separate, pre-identified variable (e.g., a loss-based index) are accounted for as reinsurance if certain conditions are met. In the case of the reinsurance agreements with Ibis Re, these conditions were met, thus the Company accounted for them as reinsurance in accordance with the guidance for reinsurance contracts.

Amounts payable to the Subsidiaries under the reinsurance agreements will be determined by the index-based losses, which are designed to approximate the Subsidiaries’ actual losses from any covered event. The amount of actual losses and index losses from any covered event may differ. For each covered event, Ibis Re pays the Subsidiaries the lesser of the covered index-based losses or the Subsidiaries’ actual losses. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Subsidiaries under the reinsurance agreements. The Subsidiaries have not incurred any losses subject to the reinsurance agreements since their inception.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. In connection with the issuance of the Series 2009-1 Notes, Ibis Re set up two reinsurance trusts to hold certain investments to secure payments to the Subsidiaries under the reinsurance agreements and the repayment of principal to the bondholders, as applicable, and entered into two related total return swap agreements. Refer to the “Loss Protection and Capital Management” section included in Note 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.

With regard to the Series 2010-1 Notes, the credit risk is mitigated by two reinsurance trust accounts. Each reinsurance trust account has been funded by Ibis Re with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAAm by Standard & Poor’s.

At the time the agreements were entered into with Ibis Re, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIEs”). Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

As a result of the evaluation of the reinsurance agreements with Ibis Re, the Company concluded that Ibis Re is a VIE. However, while Ibis Re is a VIE, the Company concluded that it does not have a significant variable interest in Ibis Re as the variability in Ibis Re’s results, caused by the reinsurance agreements, is expected to be absorbed entirely by the bondholders and the Company is not entitled to any residual amounts. Accordingly, the Company is not the primary beneficiary of Ibis Re and does not consolidate the entity in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of June 30, 2010, compared with December 31, 2009, and our results of operations for the three and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the June 30, 2010 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) the effects of the Patient Protection and Affordable Care Act and the rules and regulations to be promulgated thereunder on our health and employee benefits businesses and consequent changes that may occur in the market for individual and small group health insurance, disability and dental insurance; (ii) factors, including the effects of health care reform and the relationship between the Company’s market capitalization and its book value, that could result in a material impairment of goodwill on the Company’s balance sheet; (iii) loss of significant client relationships, distribution sources and contractual arrangements; (iv) losses due to natural and man-made catastrophes; (v) failure to attract and retain sales representatives; (vi) inability of reinsurers to meet their obligations; (vii) unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation; (viii) current or new laws and regulations that could increase our costs and/or decrease our revenues; (ix) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (x) inadequacy of reserves established for future claims losses; (xi) failure to predict or manage benefits, claims and other costs; (xii) increases or decreases in tax valuation allowances; (xiii) fluctuations in exchange rates and other risks related to our international operations; (xiv) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xv) diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and inability to target an appropriate overall risk level); (xvi) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xvii) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xviii) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (xix) failure to effectively maintain and modernize our information systems; (xx) failure to protect client information and privacy; (xxi) failure to find and integrate suitable acquisitions and new insurance ventures; (xxii) inability of our subsidiaries to pay sufficient dividends; (xxiii) failure to provide for succession of senior management and key executives; and (xxiv) significant competitive pressures in our businesses and cyclicality of the insurance industry. For a detailed discussion of the risk factors that could affect our actual results, please refer to the risk factors identified in our SEC reports, including, but not limited to, our 2009 Annual Report on Form 10-K, First Quarter 2010 Form 10-Q and this Second Quarter Form 10-Q, as filed with the SEC.

Company Overview

Assurant is a provider of specialized insurance products and related services in North America and select worldwide markets. We have five reportable segments, four of which are operating segments, Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits. These operating segments have partnered with clients who are leaders in their industries and have built leadership positions in a number of specialty insurance market segments in the United States of America (“U.S.”) and select worldwide markets. The Assurant operating segments provide creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit-related insurance, warranties and service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

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

The following discussion is for the three and six months ended June 30, 2010 (“Second Quarter 2010” and “Six Months 2010,” respectively) and the three and six months ended June 30, 2009 (“Second Quarter 2009” and “Six Months 2009,” respectively).

Results for Second Quarter 2010 and Six Months 2010 improved over their comparable 2009 periods because of disciplined decision-making and our ability to adapt and better position our businesses, including redesigning products, reducing expenses, and when necessary, adjusting prices. We are adding new clients, retaining existing accounts and finding opportunities in the areas we have targeted for growth. Overall, we are encouraged and believe our results demonstrate the strength of our specialty strategy.

During Second Quarter 2010, we took advantage of what we believe is an attractive share price by repurchasing 6,066,216 of the Company’s outstanding common shares for $215,109, bringing our Six Month 2010 repurchases to 9,492,685 shares. We have decreased our stock repurchase activity entering third quarter since it’s the start of hurricane season. We also paid $17,876 in dividends during Second Quarter 2010, as we increased our quarterly dividend to $0.16 per share. This is the sixth consecutive year we have raised our dividend. In total, we returned $232,985 and $359,756 of capital to shareholders during Second Quarter 2010 and Six Months 2010, respectively.

At Assurant Solutions, we continued to see improvements in the United Kingdom (“UK”) operating results. Our international combined ratio improved 50 basis points from First Quarter 2010, which was slightly below our goal. We added several new clients in Latin America, which has lead to additional expenses ahead of earned revenues. However, we expect further improvements in our international combined ratio over the remainder of 2010.

The slowdown in consumer spending continues to hurt retail sales, however, we are finding new clients both internationally and domestically to increase our sales. Finally, our original equipment manufacturers and wireless strategies have us well-positioned for long-term growth, especially when consumer spending rebounds.

During Second Quarter 2010, Assurant Specialty Property added subprime loans from a new client and an existing partnership with a specialty servicer which helped mitigate the macro-trends of declining loan originations and sub-prime loans outstanding.

At Assurant Health, we experienced modest improvements in the core business due to pricing and product actions we implemented. During Second Quarter 2010, we completed an extensive review of our business and considered a number of possible future strategies for the long-term business in response to the impact of health care reform. See further discussion below in “Critical Factors Affecting Results and Liquidity”.

At Assurant Employee Benefits, results improved as loss experience continues to be favorable. However, small business clients continue to be challenged by a difficult economic environment. In order to achieve efficiencies, make our products more competitive and position the business for growth, Employee Benefits made the difficult decision to reduce its workforce in order to make the segment stronger moving forward. Even in this difficult environment, we have been able to grow through Disability Reinsurance Management Services (“DRMS”), our alternative distribution channel. We continue to invest in our voluntary capabilities to remain positioned to meet employer and employee needs for the long term.

Critical Factors Affecting Results and Liquidity

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. Similarly, the effects of proposed or recently passed government regulation, including the recently passed Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform”), on our operations, sales and profitability are not yet known, but could materially and adversely affect our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2009 Annual Report on Form 10-K, and “Item 1A-Risk Factors” in this report below.

In March 2010, President Obama signed Health Care Reform into law. Provisions of the Health Care Reform become effective at various dates over the next several years. The Department of Health and Human Services (“HHS”) and The National Association of Insurance Commissioners (“NAIC”) have yet to issue final regulations and guidance with respect to Health Care Reform. The exact impact of Health Care Reform is not yet fully known, but it will have far-reaching effects on the entire health care delivery system in the United States.

During the Second Quarter 2010, we completed an extensive review of our health business and considered a number of possible future strategies. Three critical themes emerged from our review: we believe there will be significant opportunities for us to sell individual medical insurance products, although the dynamics and characteristics of the post-reform market will be different; specialty expertise will still be required; and we believe that we can earn adequate profits in this business over the long-term, without making large commitments of capital. In order to do so, we know that modifications in our mode of operations will be necessary. Modifications will include lowering the operating costs across the Company and improving efficiency in the distribution of our products. However, all of the Health Care Reform transition rules are not in place. The full impact of Health Care Reform will not be known for many years. For more information, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2009 Annual Report on Form 10-K, and “Item 1A-Risk Factors” in this report below.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our Senior Notes and dividends on our common shares.

For the six months ended June 30, 2010, net cash provided by operating activities totaled $313,313; net cash used in investing activities totaled $187,853 and net cash used in financing activities totaled $440,289. We had $1,003,723 in cash and cash equivalents as of June 30, 2010. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2009 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2009 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the six months ended June 30, 2010.

In our 2009 Annual Report on Form 10-K, our accounting policy and estimation process for goodwill was disclosed. The Health Care Reform legislation discussed above could have a material impact on the valuation of the goodwill attributed to our Health and Employee Benefits segments. Numerous rules and regulations governing transition issues have not yet been issued, making even near-term projections difficult. For example, the 80% minimum medical loss ratio for individual markets is subject to adjustment by HHS, if HHS determines that the requirement is disruptive to the market. Any adjustment to the transition rules for minimum loss ratios could have a material impact on our future results. As key provisions of the legislation are clarified and we are better able to estimate the impact on our results, we could conclude that our goodwill and other intangible assets are impaired. See “Item 1A – Risk Factors” for further details.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$1,849,895	$1,875,866	$3,756,538	$3,750,445
Net investment income	175,196	174,932	349,210	353,411
Net realized gains (losses) on investments	19,152	(6,142)	23,625	(61,831)
Amortization of deferred gain on disposal of Businesses	6,024	6,750	12,105	13,552
Fees and other income	90,027	222,203	166,672	305,909

Total revenues	2,140,294	2,273,609	4,308,150	4,361,486

Benefits, losses and expenses:
Policyholder benefits	905,316	989,402	1,833,312	1,949,744
Selling, underwriting and general expenses (1)	966,361	987,529	1,942,694	1,942,008
Interest expense	15,161	15,160	30,322	30,349

Total benefits, losses and expenses	1,886,838	1,992,091	3,806,328	3,922,101

Income before provision for income taxes	253,456	281,518	501,822	439,385
Provision for income taxes	88,781	88,196	179,924	165,482

Net income	$164,675	$193,322	$321,898	$273,903

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Second Quarter 2010 and Six Months 2010, and Second Quarter 2009 and Six Months 2009. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

Net Income

The Company reported net income of $164,675 in Second Quarter 2010, a decrease of $28,647 or 15%, compared with $193,322 of net income for Second Quarter 2009. The decrease was primarily due to a favorable legal settlement in Second Quarter 2009 of $84,996 (after-tax), net of attorney fees and allowances for related recoverables. Excluding the income related to this settlement, net income would have increased $56,349, primarily due to better underwriting results in all four of our operating segments, including a $17,421 (after-tax) benefit from a reserve decrease due to a legal settlement in Assurant Health and net realized gains on investments, which improved by $16,441 (after-tax).

For The Six Months Ended June 30, 2010 Compared to The Six Months Ended June 30, 2009.

Net Income

Net income increased $47,995, or 18%, to $321,898 for Six Months 2010 from $273,903 for Six Months 2009. The increase was primarily due to better underwriting results in all four of our operating segments, including a $17,421 (after-tax) benefit from a reserve decrease due to a legal settlement in Assurant Health and an increase of $55,546 (after-tax) in net realized gains on investments. These increases were partially offset by the $84,996 (after-tax) favorable legal settlement discussed above.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$629,682	$666,935	$1,275,046	$1,311,547
Net investment income	98,956	97,106	197,409	195,101
Fees and other income	54,580	51,960	100,292	103,991

Total revenues	783,218	816,001	1,572,747	1,610,639

Benefits, losses and expenses:
Policyholder benefits	228,776	261,325	456,407	533,347
Selling, underwriting and general expenses	503,172	509,388	1,014,262	984,992

Total benefits, losses and expenses	731,948	770,713	1,470,669	1,518,339

Segment income before provision for income taxes	51,270	45,288	102,078	92,300
Provision for income taxes	20,947	17,394	42,889	34,095

Segment net income	$30,323	$27,894	$59,189	$58,205

Net earned premiums and other considerations:
Domestic:
Credit	$47,343	$62,740	$98,271	$128,681
Service contracts	336,043	354,783	675,139	701,291
Other (1)	12,723	22,054	24,936	36,633

Total domestic	396,109	439,577	798,346	866,605

International:
Credit	83,360	79,835	170,099	154,008
Service contracts	109,275	97,280	226,464	185,183
Other (1)	5,261	4,107	9,367	7,767

Total international	197,896	181,222	405,930	346,958

Preneed	35,677	46,136	70,770	97,984

Total	$629,682	$666,935	$1,275,046	$1,311,547

Fees and other income:
Domestic:
Debt protection	$8,434	$10,232	$18,070	$19,503
Service contracts	27,509	23,068	50,665	50,777
Other (1)	2,108	5,593	4,663	9,541

Total domestic	38,051	38,893	73,398	79,821

International	6,920	7,330	13,315	13,401
Preneed	9,609	5,737	13,579	10,769

Total	$54,580	$51,960	$100,292	$103,991

Gross written premiums (2):
Domestic:
Credit	$107,259	$136,450	$211,129	$271,796
Service contracts	291,426	245,306	569,155	492,189
Other (1)	15,293	43,985	30,211	59,059

Total domestic	413,978	425,741	810,495	823,044

International:
Credit	240,348	197,605	486,880	368,984
Service contracts	110,116	98,494	231,408	205,564
Other (1)	6,330	6,734	11,546	12,121

Total international	356,794	302,833	729,834	586,669

Total	$770,772	$728,574	$1,540,329	$1,409,713

Preneed (face sales)	$216,681	$126,263	$367,755	$229,387

Combined ratios (3):
Domestic	97.8%	97.6%	97.0%	98.0%
International	107.3%	111.6%	107.5%	109.5%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

Net Income

Segment net income increased $2,429, or 9%, to $30,323 for Second Quarter 2010 from $27,894 for Second Quarter 2009, primarily due to better international results driven by improved loss experience in our UK credit insurance business, favorable domestic service contract loss experience and the favorable impact of foreign exchange rates. These favorable items were partially offset by decreased underwriting results in our run-off businesses, which included income from a one-time campaign with Ford Motor Company conducted and completed in Second Quarter 2009. In addition, Second Quarter 2009 net income included a restructuring charge of $2,400 (after-tax).

Total Revenues

Total revenues decreased $32,783, or 4%, to $783,218 for Second Quarter 2010 from $816,001 for Second Quarter 2009 primarily due to three main factors: a decline in domestic service contract net earned premiums related to lower earnings from reduced service contract sales in 2009 from former clients that are no longer in business; the run-off of preneed policies sold before January 1, 2009; and the continued run-off of our domestic credit insurance business. These decreases were partially offset by increases in both our domestic and international service contract businesses resulting from the addition of new clients and the favorable impact of foreign exchange rates. Fees and other income also grew due to increases in preneed business sold after January 1, 2009 and net investment income increased $1,850 mainly due to the favorable impact of foreign exchange rates.

Gross written premiums increased $42,198, or 6%, to $770,772 for Second Quarter 2010 from $728,574 for Second Quarter 2009. This increase was driven by higher domestic service contract business of $46,120, due to the addition of new clients and an increase in automobile service contracts purchased as automobile sales increase. Gross written premiums from our international credit business increased $42,743 due to growth in several countries from both new and existing clients and from the favorable impact of foreign exchange rates. Gross written premiums from our international service contract business increased $11,622, primarily due to favorable foreign exchange rates and growth from existing clients, partially offset by lower premiums in Denmark due to our decision to exit that market in 2009. Gross written premiums from our domestic credit insurance business decreased $29,191 due to the continued runoff of this product line. Other domestic gross written premiums decreased $28,692 mainly due to production from a one-time campaign with Ford Motor Company conducted and completed in Second Quarter 2009. Preneed face sales increased $90,418 primarily the result of increased consumer buying in advance of a less favorable consumer tax rate change effective July 1, 2010 in certain Canadian provinces, as well as growth from our exclusive distribution partnership with SCI and increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $38,765, or 5%, to $731,948 for Second Quarter 2010 from $770,713 for Second Quarter 2009. Policyholder benefits decreased $32,549 due to improved loss experience in our UK credit business, the run-off of preneed policies sold before January 1, 2009 and the continued run-off of our domestic credit business. Selling, underwriting and general expenses decreased $6,216. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $6,999 due to lower earnings in our domestic service contract business, partially offset by higher earnings in our international business coupled with the unfavorable impact of foreign exchange rates. In addition, Second Quarter 2009 general expenses included a restructuring charge of $3,700.

For The Six Months Ended June 30, 2010 Compared to The Six Months Ended June 30, 2009.

Net Income

Segment net income increased $984, or 2%, to $59,189 for Six Months 2010 from $58,205 for Six Months 2009 primarily due to better international results including improved loss experience in our UK credit insurance business, favorable domestic service contract loss experience and the favorable impact of foreign exchange rates. In addition, Second Quarter 2009 net income included a restructuring charge of $2,400 (after-tax). These items were partially offset by decreased underwriting results in our run-off businesses, a $4,605 (after-tax) change in the value of our consumer price index caps (derivative instruments that protect against inflation risk in our preneed product), and a higher effective tax rate. The higher effective tax rate was primarily caused by a $2,800 increase in a tax valuation allowance related to deferred tax assets that resulted from our European business restructuring. Due to changes in the mix of earnings by country and increases in state income taxes in the U.S., we expect that the effective tax rate will continue to remain high for the next several quarters.

Total Revenues

Total revenues decreased $37,892, or 2%, to $1,572,747 for Six Months 2010 from $1,610,639 for Six Months 2009 due to three main factors: the run-off of preneed policies sold before January 1, 2009; the continued run-off of our domestic credit business; and decreases in our domestic service contract business related to former clients that are no longer in business. Fees and other income also decreased due to mark-to-market losses associated with our consumer price index caps (discussed above). These decreases were partially offset by growth in our international business from both the addition of new service contract clients and the favorable impact of foreign exchange rates. Net investment income increased due to the favorable impact of foreign exchange rates.

Gross written premiums increased $130,616, or 9%, to $1,540,329 for Six Months 2010 from $1,409,713 for Six Months 2009. This increase was driven by higher international credit business of $117,896 due to growth in several countries from both new and existing clients and from the favorable impact of foreign exchange rates. Gross written premiums from our domestic service contract business increased $76,966 due to the addition of new clients and an increase in service contracts as auto sales increased. Also, gross written premiums increased $21,200 from a one-time First Quarter 2010 true-up of premiums reported by certain third parties in a timelier manner than in the past. This true-up had no effect on net earned premiums. Gross written premiums from our international service contract business increased $25,844, primarily due to favorable foreign exchange rates and growth from existing clients, partially offset by lower premiums in Denmark due to our decision to exit that market in 2009. Gross written premiums from our domestic credit insurance business decreased $60,667, due to the continued runoff of this product line. Other domestic gross written premiums decreased $28,848 mainly due to a one-time campaign with Ford Motor Company conducted and completed in Second Quarter 2009 for which earnings continued into future periods. Preneed face sales increased $138,368 primarily from the result of increased consumer buying in advance of a less favorable consumer tax rate change effective July 1, 2010 in certain Canadian provinces, as well as growth from our exclusive distribution partnership with SCI and increased sales initiatives.

Total Benefits, Losses and Expenses

Improved loss experience in our domestic service contract business from existing and run-off clients, the run-off of preneed policies sold before January 1, 2009, and the continued run-off of our domestic credit business contributed to total benefits, losses and expenses decreasing $47,670, or 3%, to $1,470,669 for Six Months 2010 from $1,518,339 for Six Months 2009. Policyholder benefits decreased $76,940. Selling, underwriting and general expenses increased $29,270. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $21,508 due in part to higher earnings in our international business coupled with the unfavorable impact of foreign exchange rates, partially offset by lower earnings in our domestic service contract business. General expenses increased $7,762 primarily due to costs incurred, which include amortization of previously capitalized upfront bonus payments, as we continue to grow our international business and distribution channels, as well as the unfavorable impact of foreign exchange rates. Partially offsetting these increases is a restructuring charge of $3,700 in Six Months 2009 and cost savings realized as a result of this restructuring in Six Months 2010.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$477,122	$477,838	$985,944	$971,628
Net investment income	27,022	28,320	53,943	57,756
Fees and other income	18,848	13,642	31,948	26,966

Total revenues	522,992	519,800	1,071,835	1,056,350

Benefits, losses and expenses:
Policyholder benefits	175,206	178,167	337,739	345,967
Selling, underwriting and general expenses	189,846	203,416	396,863	413,333

Total benefits, losses and expenses	365,052	381,583	734,602	759,300

Segment income before provision for income taxes	157,940	138,217	337,233	297,050
Provision for income taxes	54,223	46,989	115,038	101,154

Segment net income	$103,717	$91,228	$222,195	$195,896

Net earned premiums and other considerations:
By major product groupings
Homeowners (creditor placed and voluntary)	$325,735	$336,338	$680,144	$684,785
Manufactured housing (creditor placed and voluntary)	53,686	55,128	111,186	111,004
Other (1)	97,701	86,372	194,614	175,839

Total	$477,122	$477,838	$985,944	$971,628

Ratios:
Loss ratio (2)	36.7%	37.3%	34.3%	35.6%
Expense ratio (3)	38.3%	41.4%	39.0%	41.4%
Combined ratio (4)	73.6%	77.6%	72.2%	76.0%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

Net Income

Despite a $4,986 (after-tax) charge for catastrophe losses from Tennessee storms, Second Quarter 2010 segment net income increased $12,489, or 14%, to $103,717 for Second Quarter 2010 from $91,228 for Second Quarter 2009. The improvement reflected lower smaller-scale weather related loss experience and reduced expenses due to continued expense management efforts.

Total Revenues

Total revenues increased $3,192, or 1%, to $522,992 for Second Quarter 2010 from $519,800 for Second Quarter 2009. Growth in creditor-placed homeowners, creditor-placed flood and renters insurance net earned premiums and increased fee income were offset by increased ceded creditor-placed homeowners’ premiums and lower real estate owned premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $16,531, or 4%, to $365,052 for Second Quarter 2010 from $381,583 for Second Quarter 2009. The decrease was due to lower policyholder benefits of $2,961 and lower selling, underwriting, and general expenses of $13,570. The overall loss ratio decreased 60 basis points primarily due to lower smaller-scale weather related losses, partially offset by $7,670 of reportable catastrophe losses from Tennessee storms. There were no reportable catastrophe losses in Second Quarter 2009. Commissions, taxes, licenses and fees decreased $7,583, primarily due to client contract changes that provided lower commission expense and a release of a premium tax reserve. General expenses decreased $5,987 primarily due to the non-recurrence of a $3,800 restructuring charge in Second Quarter 2009 and continued expense management efforts.

For The Six Months Ended June 30, 2010 Compared to The Six Months Ended June 30, 2009.

Net Income

Segment net income increased $26,299, or 13%, to $222,195 for Six Months 2010 from $195,896 for Six Months 2009. This increase was driven primarily by lower smaller-scale weather related loss experience, reduced expenses due to continued expense management efforts and a one-time favorable adjustment from an unearned premium reserve review of $7,629 (after-tax).

Total Revenues

Total revenues increased $15,485, or 2%, to $1,071,835 for Six Months 2010 from $1,056,350 for Six Months 2009 due to increases in net earned premiums. Net earned premiums increased $14,316, mainly due to the one-time favorable adjustment from an unearned premium reserve review of $13,595.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $24,698, or 3%, to $734,602 for Six Months 2010 from $759,300 for Six Months 2009. The decrease was due to lower policyholder benefits of $8,228 and lower selling, underwriting, and general expenses of $16,470. The overall loss ratio decreased 130 basis points primarily due to lower smaller-scale weather related losses partially offset by $7,670 of reportable catastrophe losses from Tennessee storms. There were no reportable catastrophe losses for Six Months 2009. Commissions, taxes, licenses and fees decreased $12,010, primarily due to client contract changes that provided lower commission expense and a release of a premium tax reserve. General expenses decreased $4,460 primarily due to the non-recurrence of a $3,800 restructuring charge in Second Quarter 2009 and continued expense management efforts.

Property Catastrophe Reinsurance Program

During Second Quarter 2010, the Company completed its 2010 property catastrophe reinsurance program. As part of the program, certain of the Company’s subsidiaries entered into reinsurance agreements providing for $150,000 in multi-year, fully collateralized reinsurance from Ibis Re Ltd. (“Ibis Re”), a special purpose reinsurance company domiciled in the Cayman Islands.

Ibis Re financed the property catastrophe reinsurance coverage by issuing $150,000 in catastrophe bonds to qualified institutional buyers. As a component of our overall risk management program, the Ibis Re reinsurance consists of two separate layers of coverage for protection against losses from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States and is designed to complement our existing property catastrophe reinsurance and state-specific reinsurance programs and to enhance our ability to manage risk related to catastrophe losses. For more information on our property catastrophe reinsurance program, see Note 15 to the Notes to Consolidated Financial Statements included elsewhere in this report.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$467,705	$468,895	$935,147	$941,241
Net investment income	12,078	12,073	23,643	24,550
Fees and other income	10,248	9,847	20,656	19,761

Total revenues	490,031	490,815	979,446	985,552

Benefits, losses and expenses:
Policyholder benefits	312,767	357,644	646,407	679,604
Selling, underwriting and general expenses	138,801	149,157	281,920	299,397

Total benefits, losses and expenses	451,568	506,801	928,327	979,001

Segment income before provision (benefit) for income taxes	38,463	(15,986)	51,119	6,551
Provision (benefit) for income taxes	13,163	(5,656)	17,450	2,209

Segment net income (loss)	$25,300	$(10,330)	$33,669	$4,342

Net earned premiums and other considerations:
Individual markets:
Individual medical	$324,079	$316,093	$645,862	$633,163
Short-term medical	21,434	26,604	43,552	52,652

Subtotal	345,513	342,697	689,414	685,815
Small employer group	122,192	126,198	245,733	255,426

Total	$467,705	$468,895	$935,147	$941,241

Membership by product line:
Individual markets:
Individual medical			558	570
Short-term medical			73	95

Subtotal			631	665
Small employer group:			116	123

Total			747	788

Ratios:
Loss ratio (1)	66.9%	76.3%	69.1%	72.2%
Expense ratio (2)	29.0%	31.2%	29.5%	31.2%
Combined ratio (3)	94.5%	105.9%	97.1%	101.9%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

Net Income

Segment results increased $35,630, or 345%, to net income of $25,300 for Second Quarter 2010 from a net loss of $(10,330) for Second Quarter 2009. This increase was primarily due to corrective pricing actions and plan design changes taken in previous quarters, and a $17,421 (after-tax) benefit from a reserve decrease due to a legal settlement. In addition, Second Quarter 2009 had a $9,000 (after-tax) reserve strengthening due to unfavorable claim reserve development.

Total Revenues

Total revenues remained relatively flat for Second Quarter 2010 compared with Second Quarter 2009. High lapse rates driven by the increasing cost of medical coverage continued to hamper results. Net earned premiums and other considerations from our individual medical business increased $7,986, or 3%, due to premium rate increases, partially offset by a continued high level of policy lapses. Net earned premiums and other considerations from our small employer group business decreased $4,006, or 3%, due to a continued high level of policy lapses, partially offset by premium rate increases. The decline in the small employer group members was due to increased competition and our adherence to strict underwriting guidelines.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $55,233, or 11%, to $451,568 for Second Quarter 2010 from $506,801 for Second Quarter 2009. Policyholder benefits decreased $44,877, or 13%, and the benefit loss ratio decreased to 66.9% from 76.3%. The decrease in the benefit loss ratio was primarily attributable to a $26,802 reserve decrease due to a legal settlement and favorable claim reserve development in Second Quarter 2010 compared to a $13,850 reserve strengthening in Second Quarter 2009. Selling, underwriting and general expenses decreased $10,356, or 7%, primarily due to reduced employee-related, advertising and technology expenses, and lower amortization of deferred acquisition costs.

For the Six Months Ended June 30, 2010 Compared to The Six Months Ended June 30, 2009.

Net Income

Segment net income increased $29,327, to $33,669 for Six Months 2010 from $4,342 for Six Months 2009 mainly due to a reserve decrease due to a legal settlement and reduced employee-related expenses associated with expense management initiatives. Six Months 2009 results included a $9,000 (after-tax) reserve strengthening due to unfavorable claim reserve development. Six Months 2010 includes the above mentioned legal reserve reduction of $17,421 (after-tax) and reduced expenses, partially offset by higher medical benefits utilization.

Total Revenues

Total revenues decreased $6,106, or 1%, to $979,446 for Six Months 2010 from $985,552 for Six Months 2009. Net earned premiums and other considerations from our individual medical business increased $12,699, or 2%, due to premium rate increases, partially offset by continued high level of policy lapses. Net earned premiums and other considerations from our small employer group business decreased $9,693, or 4%, due to a continued high level of policy lapses, partially offset by premium rate increases. The decline in small employer group business is due to increased competition and our adherence to strict underwriting guidelines. In addition, short-term medical net earned premiums and other considerations decreased $9,100 due to a reduction in policies sold, partially offset by premium rate increases.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $50,674, or 5%, to $928,327 for Six Months 2010 from $979,001 for Six Months 2009. Policyholder benefits decreased $33,197, or 5%, and the benefit loss ratio decreased to 69.1% from 72.2%. The decrease in the benefit loss ratio was primarily due to a $26,802 reserve decrease due to a legal settlement and favorable claim reserve development, while Six Months 2009 included $13,850 of claim reserve strengthening. These items were partially offset by higher estimated claim experience in Six Months 2010. Selling, underwriting and general expenses decreased $17,477, or 6%, primarily due to reduced employee-related, advertising and technology expenses, and lower amortization of deferred acquisition costs.

Health care reform

In March 2010, President Obama signed Health Care Reform into law. Provisions of Health Care Reform will become effective at various dates over the next several years. As discussed above in “Critical Factors Affecting Results and Liquidity”, during Second Quarter 2010, management completed an extensive review of the Assurant Health segment and considered a number of possible strategies. On the basis of this review, management believes that opportunities continue to exist in the individual medical marketplace and has started to consider the modifications necessary to operate in the new environment. However, the HHS and NAIC have yet to issue final regulations and guidance with respect to the Health Care Reform. As a result, the exact impact of the Health Care Reform is not yet fully known. Given the sweeping nature of the changes represented by Health Care Reform, our results of operations and financial position, including our ability to maintain the value of our goodwill and other intangible assets, could be materially adversely affected.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$275,386	$262,198	$560,401	$526,029
Net investment income	32,599	33,466	65,409	67,623
Fees and other income	6,252	7,540	13,563	14,298

Total revenues	314,237	303,204	639,373	607,950

Benefits, losses and expenses:
Policyholder benefits	190,555	186,770	394,797	385,498
Selling, underwriting and general expenses	104,667	97,993	200,589	193,280

Total benefits, losses and expenses	295,222	284,763	595,386	578,778

Segment income before provision for income taxes	19,015	18,441	43,987	29,172
Provision for income taxes	6,622	6,313	15,127	10,022

Segment net income	$12,393	$12,128	$28,860	$19,150

Net earned premiums and other considerations:
By major product grouping:
Group dental	$104,778	$105,306	$212,359	$210,871
Group disability	121,880	108,495	251,807	218,199
Group life	48,728	48,397	96,235	96,959

Total	$275,386	$262,198	$560,401	$526,029

Ratios:
Loss ratio (1)	69.2%	71.2%	70.4%	73.3%
Expense ratio (2)	37.2%	36.3%	34.9%	35.8%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

Net Income

Segment net income increased 2% to $12,393 for Second Quarter 2010 from $12,128 for Second Quarter 2009 due to improved loss experience driven by very favorable disability incidence and life mortality results. These improvements were partially offset by lower net investment income and increased general expenses. As disclosed in a Current Report on Form 8-K furnished with the SEC on June 29, our Assurant Employee Benefits segment conducted a restructuring, which resulted in a Second Quarter 2010 charge of $4,349 (after-tax) compared to a similar $1,469 (after-tax) charge in Second Quarter 2009.

Total Revenues

Total revenues increased 4% to $314,237 for Second Quarter 2010 from $303,204 for Second Quarter 2009 primarily due to premiums from two DRMS clients and the acquisition of a block of business from Shenandoah Life Insurance Company (“Shenandoah”) in Fourth Quarter 2009. Partially offsetting these improvements is a challenging sales and persistency environment in existing businesses.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 4% to $295,222 for Second Quarter 2010 from $284,763 for Second Quarter 2009. The loss ratio decreased to 69.2% from 71.2%, primarily driven by favorable direct life, dental and disability loss experience. In DRMS’s assumed disability business loss experience was less favorable when compared to Second Quarter 2009.

The expense ratio increased to 37.2% in Second Quarter 2010 from 36.3% in Second Quarter 2009 primarily due to increased restructuring charges. In Second Quarter 2010 we recorded $6,690 in restructuring charges compared to $2,260 in Second Quarter 2009. Excluding the restructuring charges in both years, the expense ratio decreased to 34.8% for Second Quarter 2010 from 35.5% for Second Quarter 2009 primarily due to continued expense management initiatives.

For The Six Months Ended June 30, 2010 Compared to The Six Months Ended June 30, 2009.

Net Income

Segment net income increased 51% to $28,860 for Six Months 2010 from $19,150 for Six Months 2009. The increase in net income was primarily due to favorable life, dental and disability loss experience partially offset by higher general expenses and lower net investment income. Six Months 2010 included restructuring charges of $4,349 (after-tax) compared to $1,469 (after-tax) in Six Months 2009.

Total Revenues

Total revenues increased 5% to $639,373 for Six Months 2010 from $607,950 for Six Months 2009. Net earned premiums increased 7%, or $34,372, driven by assumed premium from two clients in our DRMS channel and the Shenandoah block of business acquisition, all added in Fourth Quarter 2009. This was offset by decreases in direct disability and life products due to a challenging sales and persistency environment which presents a challenge to revenue growth. Net investment income decreased 3%, or $2,214, due to a decrease in average invested assets and lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 3% to $595,386 for Six Months 2010 from $578,778 for Six Months 2009. The loss ratio decreased to 70.4% from 73.3%, primarily due to favorable loss experience across our direct life, disability and dental products. Disability incidence and life mortality levels were favorable compared to prior year.

The expense ratio decreased to 34.9% for Six Months 2010 from 35.8% for Six Months 2009, driven by higher net earned premiums and expense management initiatives partially offset by restructuring charges. In Six Months 2010 we recorded $6,690 in restructuring charges compared to $2,260 in Six Months 2009. Excluding the restructuring charges in both years, the expense ratio decreased to 33.8% for Six Months 2010 from 35.4% for Six Months 2009 due to continued expense management.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$4,541	$3,967	$8,806	$8,381
Net realized gains (losses) on investments	19,152	(6,142)	23,625	(61,831)
Amortization of deferred gain on disposal of business	6,024	6,750	12,105	13,552
Fees and other income	99	139,214	213	140,893

Total revenues	29,816	143,789	44,749	100,995

Benefits, losses and expenses:
Policyholder benefits	(1,988)	5,496	(2,038)	5,328
Selling, underwriting and general expenses	29,875	27,575	49,060	51,006
Interest expense	15,161	15,160	30,322	30,349

Total benefits, losses and expenses	43,048	48,231	77,344	86,683

Segment (loss) income before (benefit) provision for income taxes	(13,232)	95,558	(32,595)	14,312
(Benefit) provision for income taxes	(6,174)	23,156	(10,580)	18,002

Segment net (loss) income	$(7,058)	$72,402	$(22,015)	$(3,690)

For The Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

Net (Loss) Income

Segment results declined $79,460 to a net loss of $(7,058) for Second Quarter 2010 compared with net income of $72,402 for Second Quarter 2009. Results declined on a comparative basis due to three main factors: $2,949 (after-tax) of restructuring charges in Second Quarter 2010; a favorable legal settlement of $84,996 (after-tax) in Second Quarter 2009 and a tax benefit of $13,021 in Second Quarter 2009 related to the change in our deferred tax asset valuation allowance. The decline in Second Quarter 2010 was partially offset by improved net realized gains on investments of $16,441 (after-tax) and an additional $5,729 tax benefit from a change in certain tax liabilities in Second Quarter 2010 compared to prior period.

Total Revenues

Total revenues decreased $113,973, to $29,816 for Second Quarter 2010 compared with $143,789 for Second Quarter 2009. The decrease in revenues is due to a favorable legal settlement of $139,000 in Second Quarter 2009. Partially offsetting the favorable legal settlement are improved net realized gains on investments of $25,294 in Second Quarter 2010 from Second Quarter 2009.

Total Benefits, Losses and Expenses

Total expenses decreased $5,183, to $43,048 for Second Quarter 2010 compared with $48,231 for Second Quarter 2009. The decrease in expenses is primarily due to $8,237 of attorney fees and allowances for related recoverables related to the favorable legal settlement in Second Quarter 2009. This increase was partially offset by $4,537 of restructuring charges in Second Quarter 2010.

For The Six Months Ended June 30, 2010 Compared to The Six Months Ended June 30, 2009.

Net Loss

Segment net loss deteriorated $18,325, to $(22,015) for Six Months 2010 compared with $(3,690) for Six Months 2009. Segment results decreased mainly due to a favorable legal settlement of $84,996 (after-tax) in Six Months 2009. Corporate and Other results were also negatively affected by $2,949 (after-tax) of restructuring charges in Six Months 2010. These declines were partially offset by improvement in net realized gains on investments of $55,546 (after-tax) and a $5,150 tax benefit from a change in certain tax liabilities in Six Months 2010 compared to prior period.

Total Revenues

Total revenues decreased $56,246, to $44,749 for Six Months 2010 compared with $100,995 for Six Months 2009. The decrease in revenues is mainly due to a favorable legal settlement of $139,000 in Six Months 2009. This decrease was partially offset by an improvement of $85,456 in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses decreased $9,339, to $77,344 in Six Months 2010 compared with $86,683 in Six Months 2009. The decrease in expenses is mainly due to $8,237 of attorney fees and allowances for related recoverables incurred in Second Quarter 2009 related to the favorable legal settlement and additional executive compensation expense of $7,000 incurred in Six Months 2009. These increases were partially offset by $4,537 of restructuring charges in Six Months 2010.

Investments

The Company has total investments of $13,688,746 and $13,157,832 as of June 30, 2010 and December 31, 2009, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2010		December 31, 2009
Aaa / Aa / A	$6,520,387	61.2%	$6,152,842	61.8%
Baa	3,152,861	29.6%	2,953,964	29.6%
Ba	716,263	6.7%	647,321	6.5%
B and lower	262,178	2.5%	212,645	2.1%

Total	$10,651,689	100.0%	$9,966,772	100.0%

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fixed maturity securities	$144,119	$139,767	$286,537	$278,540
Equity securities	8,589	9,516	17,551	19,386
Commercial mortgage loans on real estate	21,515	23,420	43,609	47,102
Policy loans	732	815	1,454	1,591
Short-term investments	1,328	1,849	2,198	4,716
Other investments	4,029	4,222	8,524	10,009
Cash and cash equivalents	1,280	2,186	2,396	5,702
Total investment income	181,592	181,775	362,269	367,046
Investment expenses	(6,396)	(6,843)	(13,059)	(13,635)

Net investment income	$175,196	$174,932	$349,210	$353,411

Net investment income remained flat for Second Quarter 2010 compared with Second Quarter 2009. Net investment income decreased $4,201, or 1.2%, to $349,210 for Six Months 2010 from $353,411 for Six Months 2009. The decrease during Six Months 2010 was primarily due to lower investment yields partially offset by higher invested assets.

After a period of declining market values in the fixed maturity and equity security markets in 2008, the credit markets have continued to improve throughout 2009 and the first half of 2010. As a result, many securities in the portfolio have shown improved market values throughout the period.

As of June 30, 2010, the Company owned $194,966 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $172,910 of municipal securities, whose credit rating was AA- both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At June 30, 2010 approximately 1.9% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.3% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 32% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2010, the maximum amount of distributions our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $526,515. During 2010, we began a two-year project to streamline and restructure the Assurant Solutions organization which we anticipate, in conjunction with other capital savings initiatives, will free up $75,000 to $150,000 of capital which can be distributed to the holding company. During Second Quarter 2010, Assurant Solutions was able to distribute dividends of approximately $80,000 of the $150,000 identified to the holding company.

Rating organizations periodically review the financial strength of insurers, including our insurance subsidiaries. For details on the ratings of our insurance subsidiaries as of December 31, 2009, refer to “Item 1- Business- Ratings” in our 2009 Annual Report on Form 10-K.

Liquidity

Dividends or returns of capital paid by our subsidiaries were $294,849 and $703,099 for Six Months 2010 and the year ended December 31, 2009, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

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

We paid dividends of $0.16 per common share on June 8, 2010 and $0.15 per common share on March 8, 2010. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

We resumed our share repurchase program in 2010. On January 22, 2010, our Board of Directors authorized an additional $600,000 for the repurchase of Assurant’s outstanding common stock, bringing the total repurchase authorization, as of that date, to $770,044 for use in the open market and/or for private transactions. During the six months ended June 30, 2010, the Company repurchased 9,492,685 shares of the Company’s outstanding common stock at a cost of $324,293. As of June 30, 2010, there was $445,751 remaining under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (“Plan”) was under-funded by $87,977 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2009 and has remained at relatively the same under-funded amount as of June 30, 2010. In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Six Months 2010, we contributed $20,000 in cash to the Plan. We expect to contribute an additional $20,000 in cash to the Plan over the remainder of 2010.

Commercial Paper Program

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. Our commercial paper program is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility (“2004 Credit Facility”). This program is currently backed up by a $350,000 senior revolving credit facility, described below, of which $325,604 was available at June 30, 2010, due to outstanding letters of credit.

On December 18, 2009, the Company entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility replaced the 2004 Credit Facility. The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided the Company is in compliance with all covenants. The agreement has a sublimit for letters of credit issued under the agreement of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes.

The Company did not use the commercial paper program during the six months ended June 30, 2010 and 2009, and there were no amounts relating to the commercial paper program outstanding at June 30, 2010 and December 31, 2009. The Company did not borrow using the 2004 Credit Facility during the six months ended June 30, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at June 30, 2010. The Company does have letters of credit outstanding of $24,396 under the 2009 Credit Facility as of June 30, 2010.

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2010, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2009 Annual Report on Form 10-K.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.625% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is due February 15, 2034. Our Senior Notes are rated bbb by A.M. Best, Baa1 by Moody’s and BBB by S&P, as of June 30, 2010.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2010 and 2009, respectively, and $30,094 for the six months ended June 30, 2010 and 2009, respectively. There was $22,570 of accrued interest at June 30, 2010 and 2009, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2010	2009
Operating activities (1)	$313,313	$(166,908)
Investment activities	(187,853)	5,930
Financing activities	(440,289)	(70,524)

Net change in cash	$(314,829)	$(231,502)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $313,313 and net cash used in operating activities was $(166,908) for Six Months 2010 and Six Months 2009, respectively. The increased operating activity cash flow was primarily due to an increase in gross written premiums and fewer paid claims related to 2008 hurricanes.

Net cash used in investing activities was $187,853 and net cash provided by investing activities was $5,930 for Six Months 2010 and Six Months 2009, respectively. The increase in investing activities was mainly due to an increase in purchases of fixed maturity securities and changes in our short-term investments.

Net cash used in financing activities was $440,289 and $70,524 for Six Months 2010 and Six Months 2009, respectively. The increase in financing activities was primarily due to the repurchase of our common stock and changes in our obligation under securities lending.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2010	2009
Interest paid on mandatorily redeemable preferred stock and debt	$30,269	$30,299
Common stock dividends	35,464	34,260

Total	$65,733	$64,559

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $24,946 and $28,566 of letters of credit outstanding as of June 30, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2009 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ending June 30, 2010, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 14 to the Consolidated Financial Statements for a description of certain matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2009 Annual Report on Form 10-K and March 31, 2010 Quarterly Report on Form 10-Q. Except as set forth in the additional risk factor below, there have been no material changes to the risk factors disclosed in our 2009 Annual Report on Form 10-K.

Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, “Health Care Reform”) into law. Provisions of Health Care Reform and related reforms will become effective at various dates over the next several years and make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry. We are in the process of evaluating the effects of Health Care Reform and specific federal and state rules and regulations that may be promulgated thereunder on our health and employee benefits insurance businesses, as well as the overall market for individual and small group health insurance, disability and dental insurance. We cannot predict or quantify the precise effects on our business of Health Care Reform, but they will include, among other things, changes in the benefits provided under some of our products; a requirement that the loss ratios for some of our product lines be no less than specified percentages, or that we rebate the difference to consumers; the need to reduce commissions, and the consequent risk that insurance producers may sell less of our products than they have in the past; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion as it applies to enrollees under the age of 19 who apply for coverage; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, after January 1, 2014; elimination of our ability to underwrite health insurance products with certain narrow exceptions; a requirement to offer coverage to any person who applies for such coverage; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; new taxes and fees; and the need to operate with a lower expense structure at both the business segment and enterprise level.

Health Care Reform may materially affect the future profitability of our business and lead to a material impairment of goodwill on the Company’s balance sheet. Generally, management evaluates whether goodwill is impaired by comparing the estimated fair value of each reporting unit to its carrying value. The estimated fair value of each reporting unit is developed using certain assumptions and estimates that could change once the impact of Health Care Reform becomes clearer. Management may conclude that goodwill (and other intangible assets) are impaired in future quarters, particularly in our Assurant Health and Assurant Employee Benefits segments. For more information, see “Item 7—MD&A—Critical Accounting Policies and Estimates” in this report and in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2010	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
January 1 – 31	—	$—	—	$770,044
February 1 – 28	1,304,915	30.46	1,304,915	730,290
March 1 – 31	2,121,554	32.73	2,121,554	660,860
April 1 – 30	1,783,816	35.07	1,783,816	598,300
May 1 – 31	1,982,400	35.44	1,982,400	528,044
June 1 – 30	2,300,000	35.78	2,300,000	445,751

Total	9,492,685	$34.16	9,492,685	$445,751

1)	On January 22, 2010, our Board of Directors authorized an additional $600,000 for the repurchase of Assurant’s outstanding common stock, bringing the total repurchase authorization, as of that date, to $770,044 for use in the open market and/or for private transactions.

Item 6.	Exhibits.

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

3.1	Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated By-Laws of the Registrant.

10.1	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 17, 2010).*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of June 30, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

*	Management contract or compensatory plan or arrangement.
†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 4, 2010	By:	/S/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: August 4, 2010	By:	/S/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer