Form 10-Q
period 2010-09-30
ASSURANT INC
filed 2010-11-03
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding at November 1, 2010 was 106,553,898.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders and beneficial owners.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$9,902,084 in 2010 and $9,684,083 in 2009)	$10,823,195	$9,966,772
Equity securities available for sale, at fair value
(cost - $473,276 in 2010 and $514,349 in 2009)	496,102	512,987
Commercial mortgage loans on real estate, at amortized cost	1,355,871	1,428,027
Policy loans	56,685	56,407
Short-term investments	452,008	453,469
Collateral held under securities lending	134,348	218,129
Other investments	581,917	522,041

Total investments	13,900,126	13,157,832

Cash and cash equivalents	1,168,307	1,318,552
Premiums and accounts receivable, net	545,167	507,933
Reinsurance recoverables	4,931,151	4,231,734
Accrued investment income	155,013	155,757
Deferred acquisition costs	2,432,990	2,504,654
Property and equipment, at cost less accumulated depreciation	272,750	275,420
Deferred income taxes, net	—	167,240
Goodwill	926,195	926,398
Value of business acquired	85,247	94,632
Other assets	538,167	548,183
Assets held in separate accounts	1,890,221	1,972,332

Total assets	$26,845,334	$25,860,667

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,038,559	$7,349,633
Unearned premiums	4,964,668	5,153,564
Claims and benefits payable	3,406,611	3,366,327
Commissions payable	230,697	218,060
Reinsurance balances payable	87,576	96,001
Funds held under reinsurance	66,614	67,700
Deferred gain on disposal of businesses	146,770	164,899
Obligation under securities lending	135,248	220,279
Accounts payable and other liabilities	1,426,934	1,388,279
Deferred income taxes, net	72,139	—
Tax payable	32,459	30,126
Debt	972,137	972,058
Mandatorily redeemable preferred stock	8,160	8,160
Liabilities related to separate accounts	1,890,221	1,972,332

Total liabilities	21,478,793	21,007,418

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 106,474,301 and 116,648,714 shares outstanding at September 30, 2010 and December 31, 2009, respectively	1,453	1,447
Additional paid-in capital	2,985,716	2,962,883
Retained earnings	3,465,332	3,054,466
Accumulated other comprehensive income	514,671	65,925
Treasury stock, at cost; 38,849,678 and 28,119,993 shares at September 30, 2010 and December 31, 2009, respectively	(1,600,631)	(1,231,472)

Total stockholders’ equity	5,366,541	4,853,249

Total liabilities and stockholders’ equity	$26,845,334	$25,860,667

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,832,514	$1,874,398	$5,589,052	$5,624,843
Net investment income	176,170	172,924	525,380	526,335
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	7,280	22,508	33,705	(9,570)
Total other-than-temporary impairment losses	(924)	(2,998)	(2,803)	(31,778)
Portion of net (gain) loss recognized in other comprehensive income, before taxes	(313)	356	(1,234)	(617)

Net other-than-temporary impairment losses recognized in earnings	(1,237)	(2,642)	(4,037)	(32,395)
Amortization of deferred gain on disposal of businesses	6,024	6,802	18,129	20,354
Fees and other income	93,220	82,883	259,892	388,792

Total revenues	2,113,971	2,156,873	6,422,121	6,518,359

Benefits, losses and expenses
Policyholder benefits	913,253	941,145	2,746,565	2,890,889
Amortization of deferred acquisition costs and value of business acquired	376,850	390,382	1,144,151	1,176,669
Underwriting, general and administrative expenses	581,974	601,120	1,757,367	1,756,841
Interest expense	15,162	15,160	45,484	45,509

Total benefits, losses and expenses	1,887,239	1,947,807	5,693,567	5,869,908

Income before provision for income taxes	226,732	209,066	728,554	648,451
Provision for income taxes	85,062	64,336	264,986	229,818

Net income	$141,670	$144,730	$463,568	$418,633

Earnings Per Share
Basic	$1.31	$1.22	$4.13	$3.54
Diluted	$1.30	$1.22	$4.11	$3.54
Dividends per share	$0.16	$0.15	$0.47	$0.44

Share Data
Weighted average shares outstanding used in basic per share calculations	107,806,207	118,184,367	112,137,558	118,187,358
Plus: Dilutive securities	778,075	107,474	653,565	74,106

Weighted average shares used in diluted per share calculations	108,584,282	118,291,841	112,791,123	118,261,464

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2009 through September 30, 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands except number of shares and per share amounts)
Balance, December 31, 2009	$1,447	$2,962,883	$3,054,466	$65,925	$(1,231,472)	$4,853,249
Stock plan exercises	6	3,612	—	—	—	3,618
Stock plan compensation expense	—	25,886	—	—	—	25,886
Change in tax benefit from share-based payment arrangements	—	(6,665)	—	—	—	(6,665)
Dividends	—	—	(52,702)	—	—	(52,702)
Acquisition of common stock	—	—	—	—	(369,159)	(369,159)
Comprehensive income:
Net income	—	—	463,568	—	—	463,568
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $(222,083)	—	—	—	433,770	—	433,770
Net change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(2,803)	—	—	—	5,205	—	5,205
Net change in foreign currency translation, net of taxes of $(2,874)	—	—	—	2,585	—	2,585
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(3,870)	—	—	—	7,186	—	7,186

Total other comprehensive income	—	—	—	—	—	448,746

Total comprehensive income	—	—	—	—	—	912,314

Balance, September 30, 2010	$1,453	$2,985,716	$3,465,332	$514,671	$(1,600,631)	$5,366,541

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$465,461	$213,039

Investing activities
Sales of:
Fixed maturity securities available for sale	1,437,872	825,713
Equity securities available for sale	66,985	44,437
Property and equipment and other	118	313
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	567,337	476,501
Purchases of:
Fixed maturity securities available for sale	(2,206,168)	(1,514,177)
Equity securities available for sale	(19,346)	(26,621)
Property and equipment and other	(42,100)	(38,366)
Subsidiary, net of cash transferred	(7,162)	(3,200)
Change in commercial mortgage loans on real estate	56,934	55,078
Change in short-term investments	1,655	261,197
Change in other invested assets	(41,415)	(19,910)
Change in policy loans	(229)	1,904
Change in collateral held under securities lending	85,031	59,218

Net cash (used in) provided by investing activities	(100,488)	122,087

Financing activities
Repayment of mandatorily redeemable preferred stock	—	(3,000)
Change in tax benefit from share-based payment arrangements	(6,665)	(1,711)
Acquisition of common stock	(369,159)	(31,949)
Dividends paid	(52,702)	(51,961)
Change in obligation under securities lending	(85,031)	(59,218)

Net cash used in financing activities	(513,557)	(147,839)

Effect of exchange rate changes on cash and cash equivalents	(1,661)	7,880

Change in cash and cash equivalents	(150,245)	195,167
Cash and cash equivalents at beginning of period	1,318,552	1,040,684

Cash and cash equivalents at end of period	$1,168,307	$1,235,851

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2010 and 2009

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

The interim financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2010 presentation.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recent Accounting Pronouncements - Not Yet Adopted

In October 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are related directly to the successful acquisition of new or renewal insurance contracts. The

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required; however retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company is currently evaluating the requirements of the amendments and the potential impact, if any, on the Company’s financial position and results of operations.

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

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$168,795	$8,734	$(139)	$177,390	$—
States, municipalities and political subdivisions	831,906	79,494	(358)	911,042	—
Foreign governments	602,062	41,699	(733)	643,028	—
Asset-backed	43,817	2,939	—	46,756	1,095
Commercial mortgage-backed	107,215	6,158	—	113,373	—
Residential mortgage-backed	802,032	45,081	(451)	846,662	3,294
Corporate	7,346,257	769,442	(30,755)	8,084,944	13,272

Total fixed maturity securities	$9,902,084	$953,547	$(32,436)	$10,823,195	$17,661

Equity securities:
Common stocks	$4,408	$660	$—	$5,068	$—
Non-redeemable preferred stocks	468,868	37,695	(15,529)	491,034	—

Total equity securities	$473,276	$38,355	$(15,529)	$496,102	$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$115,268	$5,135	$(73)	$120,330	$—
States, municipalities and political subdivisions	873,548	42,499	(5,979)	910,068	—
Foreign governments	545,166	18,076	(4,779)	558,463	—
Asset-backed	51,834	2,599	(470)	53,963	833
Commercial mortgage-backed	159,780	1,589	(1,462)	159,907	—
Residential mortgage-backed	685,373	29,224	(2,594)	712,003	123
Corporate	7,253,114	326,922	(127,998)	7,452,038	8,697

Total fixed maturity securities	$9,684,083	$426,044	$(143,355)	$9,966,772	$9,653

Equity securities:
Common stocks	$5,493	$285	$(1,249)	$4,529	$—
Non-redeemable preferred stocks	508,856	31,657	(32,055)	508,458	—

Total equity securities	$514,349	$31,942	$(33,304)	$512,987	$—

(1)	Represents the amount of other-than-temporary impairment gains in accumulated other comprehensive income (“AOCI”), which, from April 1, 2009, were not included in earnings under the OTTI guidance for debt securities.

The cost or amortized cost and fair value of fixed maturity securities at September 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$485,313	$492,882
Due after one year through five years	2,053,486	2,193,289
Due after five years through ten years	2,346,261	2,573,316
Due after ten years	4,063,960	4,556,917

Total	8,949,020	9,816,404
Asset-backed	43,817	46,756
Commercial mortgage-backed	107,215	113,373
Residential mortgage-backed	802,032	846,662

Total	$9,902,084	$10,823,195

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$520,567	$452,769	$1,505,701	$927,805
Gross realized gains	18,846	23,989	50,258	36,325
Gross realized losses	1,689	1,913	6,095	41,334

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$14,950	$21,290	$40,579	$17,804
Equity securities	2,239	836	4,980	(21,059)
Commercial mortgage loans on real estate	(9,000)	—	(15,772)	(5,306)
Other investments	(909)	382	3,918	(1,009)

Total net realized gains (losses) related to sales and other	7,280	22,508	33,705	(9,570)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(1,055)	(2,631)	(3,544)	(17,884)
Equity securities	(182)	(11)	(493)	(14,511)

Total net realized losses related to other-than-temporary impairments	(1,237)	(2,642)	(4,037)	(32,395)

Total net realized gains (losses)	$6,043	$19,866	$29,668	$(41,965)

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

For the three and nine months ended September 30, 2010, the Company recorded $924 and $2,803, respectively, of OTTI, of which $1,237 and $4,037, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $(313) and $(1,234) related to all other factors and recorded as an unrealized gain component of AOCI. For the three and nine months ended September 30, 2009, the Company recorded $2,998 and $31,778, respectively, of OTTI, of which $2,642 and $32,395, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $356 and $(617), respectively, related to all other factors and recorded as an unrealized loss (gain) component of AOCI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance, beginning of period	$105,762	$108,053
Additions for credit loss impairments recognized in the current period on securities not previously impaired	9	494
Additions for credit loss impairments recognized in the current period on securities previously impaired	694	2,698
Reductions for securities which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security	(116)	(116)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3)	(287)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,227)	(6,723)

Balance, end of period	$104,119	$104,119

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance, beginning of period	$106,234	$—
Credit losses remaining in retained earnings related to the adoption of OTTI guidance effective April 1, 2009	—	119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	227	1,464
Additions for credit loss impairments recognized in the current period on securities previously impaired	2,404	4,641
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(106)	(106)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,906)	(18,168)

Balance, end of period	$106,853	$106,853

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$20,991	$(139)	$—	$—	$20,991	$(139)
States, municipalities and political subdivisions	5,596	(188)	10,569	(170)	16,165	(358)
Foreign governments	23,883	(123)	10,968	(610)	34,851	(733)
Residential mortgage-backed	91,819	(322)	2,544	(129)	94,363	(451)
Corporate	153,430	(1,934)	382,393	(28,821)	535,823	(30,755)

Total fixed maturity securities	$295,719	$(2,706)	$406,474	$(29,730)	$702,193	$(32,436)

Equity securities:
Non-redeemable preferred stocks	$39,949	$(1,948)	$148,022	$(13,581)	$187,971	$(15,529)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

Total gross unrealized losses represent less than 6% and 7% of the aggregate fair value of the related securities at September 30, 2010 and December 31, 2009, respectively. Approximately 10% and 21% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2010 and December 31, 2009, respectively. The total gross unrealized losses are comprised of 241 and 635 individual securities at September 30, 2010 and December 31, 2009, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2010 and December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2010, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial, energy, and industrial sectors of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $38,217, or 88%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium. As of September 30, 2010, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

Collateralized Transactions

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

As of September 30, 2010 and December 31, 2009, our collateral held under securities lending, of which its use is unrestricted, was $134,348 and $218,129, respectively, while our liability to the borrower for collateral received was $135,248 and $220,279,

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of September 30, 2010 and December 31, 2009. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company also engages in transactions in which bonds issued by the U.S. government, government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). The Company may take possession of the securities purchased under agreements to resell. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement to selected broker/dealers (“secured parties”). The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. We did not have any receivables under securities loan agreements as of September 30, 2010 or December 31, 2009.

The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold to a third party in the market place. The Company records obligations to return the securities that we no longer hold. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. We did not have any obligations to return borrowed securities as of September 30, 2010 or December 31, 2009.

Cash payments for the collateral pledged, subsequent cash adjustments to receivables under securities loan agreements and obligations to return borrowed securities, and the return of the cash collateral from the secured parties is regarded by the Company as cash flows from financing activities, since the cash payments and receipts relate to borrowing of securities under a financing arrangements.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. The amounts presented below for Collateral held under securities lending, Other investments, Cash equivalents, Other assets, Assets held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments and Other liabilities are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan and the related deferred compensation liability, respectively. Other investments also consist of investments associated with a modified coinsurance arrangement. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	September 30, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$177,390	$—		$148,740		$28,650
State, municipalities and political subdivisions	911,042	—		911,042		—
Foreign governments	643,028	2,608		637,067		3,353
Asset-backed	46,756	—		46,756		—
Commercial mortgage-backed	113,373	—		108,564		4,809
Residential mortgage-backed	846,662	—		846,662		—
Corporate	8,084,944	—		7,956,724		128,220
Equity securities:
Common stocks	5,068	3,867		1,201		—
Non-redeemable preferred stocks	491,034	—		490,477		557
Short-term investments	452,008	341,949	b	110,059	c	—
Collateral held under securities lending	84,349	65,944	b	18,405	c	—
Other investments	258,887	51,154	a	203,816	c	3,917	c
Cash equivalents	913,971	880,767	b	33,204	c	—
Other assets	7,850	—		820		7,030	d
Assets held in separate accounts	1,823,764	1,595,360	a	228,404	c	—

Total financial assets	$14,860,126	$2,941,649		$11,741,941		$176,536

Financial Liabilities
Other liabilities	$49,842	$49,842		$—		$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	December 31, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$120,330	$—		$120,330		$—
State, municipalities and political subdivisions	910,068	—		910,068		—
Foreign governments	558,463	3,337		552,038		3,088
Asset-backed	53,963	—		53,954		9
Commercial mortgage-backed	159,907	—		127,619		32,288
Residential mortgage-backed	712,003	—		712,003		—
Corporate	7,452,038	—		7,315,312		136,726
Equity securities:
Common stocks	4,529	3,525	a	1,004		—
Non-redeemable preferred stocks	508,458	—		502,723		5,735
Short-term investments	453,469	372,861	b	80,608	c	—
Collateral held under securities lending	143,129	78,025	b	65,104	c	—
Other investments	242,193	53,803	a	184,115	c	4,275	c
Cash equivalents	1,108,459	1,082,546	b	25,913	c	—
Other assets	14,344	—		334		14,010	d
Assets held in separate accounts	1,899,915	1,685,117	a	214,798	c	—

Total financial assets	$14,341,268	$3,279,214		$10,865,923		$196,131

Financial Liabilities
Other liabilities	$51,410	$51,410		$—		$—

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

There were no significant transfers between Level 1 and Level 2 financial assets during the period. However, there were transfers between Level 2 and Level 3 financial assets during the period, which are reflected in the “Net transfers” line below. Transfers between Level 2 and Level 3 most commonly occur when market observable inputs that were previously available become unavailable in the current period. The remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$180,234	$17,215	$3,131	$9	$9,997	$119,149	$18,807	$4,207	$7,719
Total gains (losses)(realized/unrealized) included in earnings	1,901	(159)	—	(9)	4	(21)	2,639	—	(553)
Net unrealized gains (losses) included in stockholders’ equity	2,505	(85)	222	—	13	4,796	(2,417)	(24)	—
Purchases	12,881	12,812	—	—	—	—	—	69	—
Sales	(12,640)	(1,133)	—	—	(318)	(4,996)	(5,722)	(335)	(136)
Net transfers (1)	(8,345)	—	—	—	(4,887)	9,292	(12,750)	—	—

Balance, end of period	$176,536	$28,650	$3,353	$—	$4,809	$128,220	$557	$3,917	$7,030

	Three Months Ended September 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$179,783	$14,809	$10	$30,247	$114,963	$5,565	$4,874	$9,315
Total (losses) gains (realized/unrealized) included in earnings	(1,007)	1,470	(1)	16	(2,401)	—	1	(92)
Net unrealized gains (losses) included in stockholders’ equity	11,651	1,541	1	1,650	8,425	792	(758)	—
Purchases	431	—	—	—	—	—	206	225
Sales	(18,632)	(14,817)	(1)	(222)	(3,035)	—	(557)	—
Net transfers (1)	(12,085)	—	—	(1,760)	(10,237)	—	(88)	—

Balance, end of period	$160,141	$3,003	$9	$29,931	$107,715	$6,357	$3,678	$9,448

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$196,131	$—	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010
Total (losses) gains (realized/unrealized) included in earnings	(3,859)	(487)	1	(8)	52	(233)	2,639	4	(5,827)
Net unrealized gains (losses) included in stockholders’ equity	9,267	(19)	264	5	527	11,604	(3,350)	236	—
Purchases	44,317	32,333	—	588	—	2,658	8,116	622	—
Sales	(59,917)	(3,867)	—	—	(22,147)	(25,808)	(5,722)	(1,220)	(1,153)
Net transfers (1)	(9,403)	690	—	(594)	(5,911)	3,273	(6,861)	—	—

Balance, end of period	$176,536	$28,650	$3,353	$—	$4,809	$128,220	$557	$3,917	$7,030

	Nine Months Ended September 30, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$191,685	$19,398	$11	$38,909	$106,682	$12,581	$7,024	$7,080
Total (losses) gains (realized/unrealized) included in earnings	(992)	1,844	(1)	26	(4,609)	—	4	1,744
Net unrealized gains (losses) included in stockholders’ equity	21,594	(2,018)	1	6,534	16,723	850	(496)	—
Purchases	27,295	—	—	—	26,376	—	295	624
Sales	(33,020)	(14,817)	(2)	(10,637)	(5,463)	—	(2,101)	—
Net transfers (1)	(46,421)	(1,404)	—	(4,901)	(31,994)	(7,074)	(1,048)	—

Balance, end of period	$160,141	$3,003	$9	$29,931	$107,715	$6,357	$3,678	$9,448

(1)	Net transfers are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Nine Months Ended September 30, 2010 and 2009

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended September 30, 2010 and December 31, 2009, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

For the three months and nine months ended September 30, 2010, the Company recorded an additional reserve of $9,000 and $15,772, respectively, on one individually impaired commercial mortgage loan. Due to the continued decline in the regional commercial real estate market during the quarter, the value of the loan was determined to be zero. The fair value measurement was classified as Level 3 (unobservable) inputs in the fair value hierarchy.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,355,871	$1,470,418	$1,428,027	$1,442,889
Policy loans	56,685	56,685	56,407	56,407
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$1,020,442	$943,498	$895,546	$817,370
Funds held under reinsurance	66,614	66,614	67,700	67,700
Debt	972,137	1,029,356	972,058	942,938
Mandatorily redeemable preferred stocks	8,160	8,160	8,160	8,160
Obligations under securities lending	135,248	135,248	220,279	220,279

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

6. Income Taxes

As of December 31, 2009, the Company had a cumulative valuation allowance of $81,688 against deferred tax assets. During the nine months ended September 30, 2010, the Company recognized income tax expense of $5,177 and an income tax benefit through accumulated other comprehensive income of $(412). The valuation allowance related to deferred tax assets was increased by $4,765 primarily due to foreign company net operating losses. It is management’s assessment that it is more likely than not that $86,453 of deferred tax assets will not be realized.

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2010 and 2009, respectively, and $45,141 for the nine months ended September 30, 2010 and 2009, respectively. There was $7,523 of accrued interest at September 30, 2010 and 2009, respectively. The Company made interest payments of $30,094 on February 15, 2010 and 2009 and August 15, 2010 and 2009.

Credit Facility

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility (“2004 Credit Facility”). This program is currently backed up by a $350,000 senior revolving credit facility, described below, of which $325,604 was available at September 30, 2010, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the nine months ended September 30, 2010 and 2009 and there were no amounts relating to the commercial paper program outstanding at September 30, 2010 and December 31, 2009. The Company did not borrow using the 2004 Credit Facility during the nine months ended September 30, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at September 30, 2010. The Company does have $24,396 of letters of credit outstanding under the 2009 Credit Facility as of September 30, 2010.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2010 the Company was in compliance with all covenants, minimum ratios and thresholds.

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at September 30, 2010 are as follows:

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2009	$23,912	$194,550	$6,275	$(158,812)	$65,925
Activity in 2010	2,585	433,770	5,205	7,186	448,746

Balance at September 30, 2010	$26,497	$628,320	$11,480	$(151,626)	$514,671

The amounts in the unrealized gains on securities column are net of reclassification adjustments of $23,820, net of tax, for the nine months ended September 30, 2010, for net realized gains (losses) on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(1,310), net of tax, for the nine months ended September 30, 2010, for net realized gains (losses) on sales of securities included in net income.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 21,425 and 18,096 for the three months ended September 30, 2010 and 2009, respectively, and 549,732 and 772,900 for the nine months ended September 30, 2010 and 2009, respectively. The compensation expense recorded related to RSUs was $3,699 and $2,323 for the three months ended September 30, 2010 and 2009, respectively, and $10,091 and $4,768 for the nine months ended September 30, 2010 and 2009, respectively. The related total income tax benefit was $1,294 and $813 for the three months ended September 30, 2010 and 2009, respectively, and $3,532 and $1,669 for the nine months ended September 30, 2010 and 2009, respectively. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2010 and 2009 was $33.42 and $20.60, respectively.

As of September 30, 2010, there was $15,667 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years. No RSUs vested during the three months ended September 30, 2009. The total fair value of RSUs vested during the three months ended September 30, 2010 was $323 and $8,343 and $5 for the nine months ended September 30, 2010 and 2009, respectively.

Performance Share Units

No PSUs were granted during the three months ended September 30, 2010 and 2009. PSUs granted to employees were 439,934 and 631,066 for the nine months ended September 30, 2010 and 2009, respectively. The compensation expense recorded related to PSUs was $3,206 for the three months ended September 30, 2010. No compensation expense was recorded for the three months ended September 30, 2009 because both the performance and market-based goals were below minimum payout threshold levels. The compensation expense recorded related to PSUs for the nine months ended September 30, 2010 and 2009 was $7,541 and $31, respectively. A portion of the compensation expense recorded during 2009 was reversed during the first quarter of 2010, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $1,122 for the three months ended September 30, 2010 and $2,639 and $11 for the nine months ended September 30, 2010 and 2009, respectively. The weighted average grant date fair value for PSUs granted during the nine months ended September 30, 2010 and 2009 was $33.12 and $16.32, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

As of September 30, 2010, there was $12,840 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.57 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2010 and 2009 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the nine months ended September 30, 2010 and 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Restricted Stock

There was no restricted stock granted during the three months ended September 30, 2010 and 2009 or the nine months ended September 30, 2010. There were 10,900 restricted shares granted during the nine months ended September 30, 2009. The compensation expense recorded related to restricted stock was $317 and $998 for the three months ended September 30, 2010 and 2009, respectively, and $1,426 and $3,579 for the nine months ended September 30, 2010 and 2009, respectively. The related total income tax benefit recognized was $111 and $349 for the three months ended September 30, 2010 and 2009, respectively, and $499 and $1,253 for the nine months ended September 30, 2010 and 2009, respectively. The weighted average grant date fair value for restricted stock granted during the nine months ended September 30, 2009 was $29.77.

As of September 30, 2010, there was $586 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of restricted stock vested was $240 and $300 during the three months ended September 30, 2010 and 2009, respectively, and $2,330 and $2,210 for the nine months ended September 30, 2010 and 2009, respectively.

Stock Appreciation Rights

There were no SARs granted during the three and nine months ended September 30, 2010 and 2009. Currently there are no plans to award SARs in the future. The compensation expense recorded related to SARs was $1,273 and $2,693 for the three months ended September 30, 2010 and 2009, respectively, and $5,518 and $7,538 for the nine months ended September 30, 2010 and 2009, respectively. The related total income tax benefit was $445 and $943 for the three months ended September 30, 2010 and 2009, respectively, and $1,931 and $2,638 for the nine months ended September 30, 2010 and 2009, respectively.

The total intrinsic value of SARs exercised during the three months ended September 30, 2010 and 2009 was $416 and $1, respectively, and $1,216 and $412 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $2,519 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 0.45 years.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants awarded to directors have been awarded from the ALTEIP, discussed above. There were no common shares issued or expense recorded under the Director’s Compensation Plan for the three and nine months ended September 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $397 and $46 for the three months ended September 30, 2010 and 2009, respectively, and $1,310 and $2,089 for the nine months ended September 30, 2010 and 2009, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2010	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	—	$—	—
February	1,304,915	30.46	1,304,915
March	2,121,554	32.73	2,121,554
April	1,783,816	35.07	1,783,816
May	1,982,400	35.44	1,982,400
June	2,300,000	35.78	2,300,000
July	1,185,000	36.19	1,185,000
August	52,000	38.11	52,000
September	—	—	—

Total	10,729,685	$34.41	10,729,685

On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock.

During the nine months ended September 30, 2010, the Company repurchased 10,729,685 shares of the Company’s outstanding common stock at a cost of $369,159. As of September 30, 2010, there was $400,885 remaining under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Net income	$141,670	$144,730	$463,568	$418,633
Deduct dividends paid	(17,238)	(17,701)	(52,702)	(51,961)

Undistributed earnings	$124,432	$127,029	$410,866	$366,672

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	107,806,207	118,184,367	112,137,558	118,187,358
Incremental common shares from :
SARs	223,192	107,474	197,191	74,106
PSUs	554,883	—	456,374	—

Weighted average shares used in diluted earnings per share calculations	108,584,282	118,291,841	112,791,123	118,261,464

Earnings per common share - Basic
Distributed earnings	$0.16	$0.15	$0.47	$0.44
Undistributed earnings	1.15	1.07	3.66	3.10

Net income	$1.31	$1.22	$4.13	$3.54

Earnings per common share - Diluted
Distributed earnings	$0.16	$0.15	$0.47	$0.44
Undistributed earnings	1.14	1.07	3.64	3.10

Net income	$1.30	$1.22	$4.11	$3.54

Average SARs totaling 2,960,688 and 4,080,321 for the three months ended September 30, 2010 and 2009, respectively, and 3,355,176 and 4,423,605 for the nine months ended September 30, 2010 and 2009, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost	$7,956	$6,609	$741	$468	$1,328	$1,110
Interest cost	8,438	7,562	1,523	1,552	1,353	1,081
Expected return on plan assets	(9,785)	(8,804)	—	—	(718)	(547)
Amortization of prior service cost	30	85	206	419	367	417
Amortization of net loss	2,702	3,689	751	658	—	50
Settlement gain	—	—	—	(610)	—	—

Net periodic benefit cost	$9,341	$9,141	$3,221	$2,487	$2,330	$2,111

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost	$20,406	$17,509	$1,841	$1,568	$3,228	$2,460
Interest cost	24,188	22,262	4,623	4,752	3,653	3,181
Expected return on plan assets	(28,285)	(26,404)	—	—	(1,968)	(1,497)
Amortization of prior service cost	80	285	656	719	1,117	1,067
Amortization of net loss (gain) (2)	7,502	3,939	1,701	1,208	—	(50)
Settlement gain	—	—	—	(1,159)	—	—

Net periodic benefit cost	$23,891	$17,591	$8,821	$7,088	$6,030	$5,161

(1)	The Company’s nonqualified plan is unfunded.

(2)	Increase is due to a change in the discount rate assumption, which decreased to 5.94% in 2010 from 6.25% in 2009.

Our qualified pension benefits plan (“Plan”) was under-funded by $124,706 and $87,977 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at September 30, 2010 and December 31, 2009, respectively. This equates to an 81% and 84% funded status at September 30, 2010 and December 31, 2009, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation. During the first nine months of 2010, $30,000 in cash was contributed to the qualified pension benefits plan (“Plan”). An additional $10,000 in cash is expected to be contributed to the Plan over the remainder of 2010.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$611,264	$481,108	$467,726	$272,416	$—	$1,832,514
Net investment income	99,084	27,064	11,985	33,599	4,438	176,170
Net realized gains on investments	—	—	—	—	6,043	6,043
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,024	6,024
Fees and other income	59,090	18,544	10,027	5,528	31	93,220

Total revenues	769,438	526,716	489,738	311,543	16,536	2,113,971

Benefits, losses and expenses
Policyholder benefits	223,597	165,977	334,216	189,463	—	913,253
Amortization of deferred acquisition costs and value of business acquired	276,816	90,931	714	8,389	—	376,850
Underwriting, general and administrative expenses	219,216	107,061	144,980	87,773	22,944	581,974
Interest expense	—	—	—	—	15,162	15,162

Total benefits, losses and expenses	719,629	363,969	479,910	285,625	38,106	1,887,239

Segment income (loss) before provision (benefit) for income tax	49,809	162,747	9,828	25,918	(21,570)	226,732
Provision (benefit) for income taxes	17,476	56,094	4,488	8,986	(1,982)	85,062

Segment income (loss) after tax	$32,333	$106,653	$5,340	$16,932	$(19,588)

Net income						$141,670

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,886,310	$1,467,052	$1,402,873	$832,817	$—	$5,589,052
Net investment income	296,493	81,007	35,628	99,008	13,244	525,380
Net realized gains on investments	—	—	—	—	29,668	29,668
Amortization of deferred gain on disposal of businesses	—	—	—	—	18,129	18,129
Fees and other income	159,382	50,492	30,683	19,091	244	259,892

Total revenues	2,342,185	1,598,551	1,469,184	950,916	61,285	6,422,121

Benefits, losses and expenses
Policyholder benefits	680,004	503,716	980,623	584,260	(2,038)	2,746,565
Amortization of deferred acquisition costs and value of business acquired	831,945	281,993	3,364	26,849	—	1,144,151
Underwriting, general and administrative expenses	678,349	312,862	424,250	269,902	72,004	1,757,367
Interest expense	—	—	—	—	45,484	45,484

Total benefits, losses and expenses	2,190,298	1,098,571	1,408,237	881,011	115,450	5,693,567

Segment income (loss) before provision (benefit) for income tax	151,887	499,980	60,947	69,905	(54,165)	728,554
Provision (benefit) for income taxes	60,365	171,132	21,938	24,113	(12,562)	264,986

Segment income (loss) after tax	$91,522	$328,848	$39,009	$45,792	$(41,603)

Net income						$463,568

	As of September 30, 2010
Segment assets:
Segment assets, excluding goodwill	$11,079,132	$3,349,518	$1,064,584	$2,539,930	$7,885,975	$25,919,139

Goodwill						926,195

Total assets						$26,845,334

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,980,891	$1,450,329	$1,411,626	$781,997	$—	$5,624,843
Net investment income	292,782	84,306	36,320	100,662	12,265	526,335
Net realized losses on investments	—	—	—	—	(41,965)	(41,965)
Amortization of deferred gain on disposal of businesses	—	—	—	—	20,354	20,354
Fees and other income	154,084	42,066	29,901	21,765	140,976	388,792

Total revenues	2,427,757	1,576,701	1,477,847	904,424	131,630	6,518,359

Benefits, losses and expenses
Policyholder benefits	782,280	502,043	1,033,016	568,130	5,420	2,890,889
Amortization of deferred acquisition costs and value of business acquired	864,295	276,253	7,260	28,861	—	1,176,669
Underwriting, general and administrative expenses	640,914	344,072	439,612	260,948	71,295	1,756,841
Interest expense	—	—	—	—	45,509	45,509

Total benefits, losses and expenses	2,287,489	1,122,368	1,479,888	857,939	122,224	5,869,908

Segment income (loss) before provision (benefit) for income tax	140,268	454,333	(2,041)	46,485	9,406	648,451
Provision (benefit) for income taxes	50,419	155,280	(1,536)	15,885	9,770	229,818

Segment income (loss) after tax	$89,849	$299,053	$(505)	$30,600	$(364)

Net income						$418,633

	As of December 31, 2009
Segment assets:
Segment assets, excluding goodwill	$11,106,794	$3,190,617	$1,078,567	$2,521,667	$7,036,624	$24,934,269

Goodwill						926,398

Total assets						$25,860,667

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. The Company had $24,946 and $28,566 of letters of credit outstanding as of September 30, 2010 and December 31, 2009, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

The companies involved in these programs, including ARIC, have resolved many of these disputes. The disputes involving ARIC and an affiliate, Assurant General Insurance Limited (formerly Bankers Insurance Company Limited) (“AGIL”), for the 1995 and 1996 program years, were the subject of working group settlements negotiated with other market participants. For the 1995 program year, the participants have negotiated a final commutation agreement that extinguishes any future liability between the participants. Negotiations are still ongoing or will be scheduled for the 1996 program year and the remaining programs.

The Company believes, on the basis of information currently available, that the existing loss accruals related to these programs are adequate. However, the inherent uncertainty of resolving these matters, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes with certainty.

As previously disclosed by the Company in its 2009 Annual Report on Form 10-K, the Company entered into a settlement on January 21, 2010 in connection with a complaint filed by the SEC regarding a finite reinsurance arrangement entered into by the Company. The Company consented, without admitting or denying the allegations in the complaint, to the entry of a judgment requiring payment of a civil penalty of $3,500, an expense that the Company accrued as of December 31, 2009, and a permanent injunction prohibiting the Company from violating certain provisions of the federal securities laws. The court approved the settlement in a final judgment entered on January 25, 2010, and the Company paid the penalty during the first quarter of 2010.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Nine Months Ended September 30, 2010 and 2009

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

With regard to the Series 2010-1 Notes, the credit risk is mitigated by two reinsurance trust accounts. Each reinsurance trust account has been funded by Ibis Re with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAA by Standard & Poor’s.

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

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of September 30, 2010, compared with December 31, 2009, and our results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2010 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2009 Annual Report on Form 10-K, Third Quarter 2010 Form 10-Q and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they may use words like “will,” “may,” “anticipates,” “should,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” or other forms of those words or similar words. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) the effects of the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010 and the rules and regulations thereunder (“Health Care Reform”) on our health and employee benefits businesses; (ii) factors, including the effects of Health Care Reform and the relationship between the Company’s market capitalization and its book value, that could result in a material impairment of goodwill on the company’s balance sheet; (iii) loss of significant client relationships, distribution sources and contracts; (iv) failure to attract and retain sales representatives; (v) losses due to natural and man-made catastrophes; (vi) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (vii) actions by governmental agencies that could result in the reduction of the premium rates we charge; (viii) unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation; (ix) current or new laws and regulations that could increase our costs and/or decrease our revenues; (x) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (xi) inadequacy of reserves established for future claims losses; (xii) failure to predict or manage benefits, claims and other costs; (xiii) increases or decreases in tax valuation allowances; (xiv) fluctuations in exchange rates and other risks related to our international operations; (xv) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xvi) diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and inability to target an appropriate overall risk level); (xvii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xviii) inability of reinsurers to meet their obligations; (xix) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xx) failure to effectively maintain and modernize our information systems; (xxi) failure to protect client information and privacy; (xxii) failure to find and integrate suitable acquisitions and new insurance ventures; (xxiii) inability of our subsidiaries to pay sufficient dividends; (xxiv) failure to provide for succession of senior management and key executives; and (xxv) significant competitive pressures in our businesses and (xxvi) cyclicality of the insurance industry. For a detailed discussion of the risk factors that could affect our actual results, please refer to the risk factors identified in our SEC reports, including, but not limited to, our 2009 Annual Report on Form 10-K and this Third Quarter 2010 Form 10-Q, as filed with the SEC.

Executive Summary

Assurant has five reportable segments. Our four operating segments are Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits. These operating segments partner with clients who are leaders in their industries in the United States of America (the “U.S.”) and select worldwide markets. The Assurant operating segments provide creditor-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit-related insurance, warranties and service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

Our fifth segment, Corporate & Other, includes activities of the holding company, financing and interest expenses, net realized gains and losses on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The following discussion relates to the three and nine months ended September 30, 2010 (“Third Quarter 2010” and “Nine Months 2010,” respectively) and the three and nine months ended September 30, 2009 (“Third Quarter 2009” and “Nine Months 2009,” respectively).

Results for Third Quarter 2010 and Nine Months 2010 improved over their comparable 2009 periods in all four operating segments. Our results demonstrate our ability to adapt our product offerings and manage expenses, while pursuing new sources of revenue growth to build a stronger foundation for long-term growth.

International results for Assurant Solutions improved, achieving a combined ratio of 104.1% during Third Quarter 2010, a 320 basis point improvement since Second Quarter 2010, and we expect continued improvement over the remainder of 2010. Because of the interaction of foreign and domestic tax rates, the effective tax rate for Assurant Solutions was lower than in the first two quarters of 2010. Our Preneed life insurance business also continues to produce strong results as net income and face sales both increased over the prior year period, primarily due to our partnership with Service Corporation International (“SCI”).

We expect our international credit insurance, worldwide extended service contracts, including wireless business, and Preneed businesses to drive future growth for Solutions. We expect that revenue growth generated from these businesses will help compensate for the decline in domestic credit business and the impact of domestic extended service contract clients in bankruptcy, such as Circuit City.

At Assurant Specialty Property, Third Quarter 2010 results were strong, aided by a mild hurricane season. New clients added during the past several quarters are adding to revenue, helping counter an expected decline in creditor-placed homeowners insurance over the long term.

Improved financial results at Assurant Health over the prior periods were primarily due to pricing actions and plan design changes that were implemented during the second half of 2009. However, Health Care Reform has begun to affect our results and may materially and adversely affect results over the remainder of 2010 and into 2011.

During Third Quarter 2010 we adapted to a changing healthcare market by modifying some products and discontinuing the sale of others, while reducing expenses. We also developed and introduced new products in mid-September that address our customers concerns about coverage and affordability.

We are in the early stages of repositioning our health business due to Health Care Reform. We have taken costs out of the business and will continue to drive for greater efficiency and effectiveness in our operations.

At Assurant Employee Benefits, results improved through continued focus on the small employer, pricing discipline and expense management. Operating results benefited from very favorable disability incidence rates, an improving dental product line and continued good mortality experience. However, we expect the long-term disability loss ratio to increase as disability experience begins to revert to more traditional levels and the current low interest rate environment requires higher reserves for new long-term disability claims. Conversely, we expect dental loss experience to improve, the business to continue benefiting from the expense reductions implemented earlier this year and premiums to increase when our small business customers start hiring again. In addition, Assurant Employee Benefits is focused on driving growth through worksite and disability products and Disability Reinsurance Management Service (“DRMS”), our alternative distribution channel.

We expect interest rates to rise from the current low interest rate environment, but the timing of such changes is uncertain. Similar to other insurance companies, we are experiencing reductions in investment income from declining yields. However, we believe our low turnover and longer duration investment strategy will moderate the pace of decline in overall portfolio yields due to lower reinvestment yields.

Continued low interest rates may have a material impact on the long-term disability reserve interest rate affecting Assurant Employee Benefits. Additionally, all of our segments are affected by the cost of our retirement benefit plans. Due to reductions in the pension liability discount rate used in valuing our plans, retirement benefit expenses will be $9,755 higher in 2010 than in 2009, with $4,566 of that increase expensed over the remainder of 2010. We expect further reductions in the discount rate next year, which will increase retirement benefit expense an additional $10,000 (approximately) in 2011.

During Third Quarter 2010 we repurchased 1,237,000 shares of the Company’s outstanding common stock for $44,866, bringing total 2010 repurchases to 10,730,000 shares or 9% of shares outstanding as of December 31, 2009. In addition, we paid shareholder dividends of $17,238 during Third Quarter 2010. During 2010, we have returned more than $420,000 of capital to shareholders through repurchases and dividend payments.

Critical Factors Affecting Results and Liquidity

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. Similarly, the effects of proposed or recently passed government regulation, including Health Care Reform on our operations, sales and profitability are not yet known, but could materially and adversely affect our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2009 Annual Report on Form 10-K, and “Item 1A-Risk Factors” in this report below.

In March 2010, President Obama signed into law the Health Care Reform, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including limitations on the amount of compensation that is tax deductible and new fees which may not be deductible for income tax purposes.

The legislation will also impose new requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, the establishment of state insurance exchanges and essential benefit packages and greater limitations on product pricing.

Although the National Association of Insurance Commissions has issued model regulations to implement the minimum medical loss ratio (“MLR”) and rebate provisions of Health Care Reform, certain issues remain to be fully resolved, including issues arising from possible further requests by state insurance commissioners for relief from the MLR and the response from the Secretary of the Department of Health and Human Services (“HHS”) to such request.

During Second Quarter 2010, we completed an extensive review of our health business and considered a number of possible future strategies. Three critical themes emerged from our review: we believe we will have significant opportunities for us to sell individual medical insurance products, although the dynamics and characteristics of the post-reform market will be different; specialty expertise will still be required; and we believe that we can earn adequate profits in this business over the long-term, without making large commitments of capital. In order to do so, we will have to reduce operating and distribution costs and modify our product lines. Such changes are underway. We may refine our strategy as new regulations are issued or additional regulatory agency actions are taken in the wake of Health Care Reform. The full impact of Health Care Reform will not be known for many years. For more information, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2009 Annual Report on Form 10-K, and “Item 1A-Risk Factors” in this report below.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our Senior Notes and dividends on our common shares.

For the nine months ended September 30, 2010, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents totaled $463,800; net cash used in investing activities totaled $100,488 and net cash used in financing activities totaled $513,557. We had $1,168,307 in cash and cash equivalents as of September 30, 2010. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2009 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2009 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the nine months ended September 30, 2010.

In our 2009 Annual Report on Form 10-K, our accounting policy and estimation process for goodwill was disclosed. Goodwill and Other Intangible Assets accounting guidance requires that goodwill be tested for impairment at the reporting unit level, which for the Company is our operating segments, on an annual basis or between annual tests if an event or circumstances would be reasonably likely to cause the fair value of the reporting unit to be below its carrying value. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of Management. The Company performs its annual testing during the fourth quarter each year.

Calculating the fair value of any of the Company’s operating segments requires Management to use various assumptions and estimates, including but not limited to: forecasted segment operating revenues and underwriting profits, investment income and dividends, discount rates and exit multiples. If these assumptions and estimates change, an impairment charge may be required for some or all of the goodwill assigned to the operation segment. If an impairment charge is necessary, the non-cash charge may be material.

Health Care Reform could have a material impact on the valuation of the goodwill attributed to our Assurant Health segment. Certain transition issues have yet to be resolved, making even near-term projections difficult. For example, the 80% minimum medical loss ratio for individual markets is subject to adjustment by HHS, if HHS determines that the requirement is disruptive to the market for individual medical insurance in a state. As key provisions of the legislation are clarified and we are better able to estimate the impact on our results, we could conclude that our goodwill and other intangible assets are impaired. See “Item 1A – Risk Factors” for further details.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$1,832,514	$1,874,398	$5,589,052	$5,624,843
Net investment income	176,170	172,924	525,380	526,335
Net realized gains (losses) on investments	6,043	19,866	29,668	(41,965)
Amortization of deferred gain on disposal of businesses	6,024	6,802	18,129	20,354
Fees and other income	93,220	82,883	259,892	388,792

Total revenues	2,113,971	2,156,873	6,422,121	6,518,359

Benefits, losses and expenses:
Policyholder benefits	913,253	941,145	2,746,565	2,890,889
Selling, underwriting and general expenses (1)	958,824	991,502	2,901,518	2,933,510
Interest expense	15,162	15,160	45,484	45,509

Total benefits, losses and expenses	1,887,239	1,947,807	5,693,567	5,869,908

Income before provision for income taxes	226,732	209,066	728,554	648,451
Provision for income taxes	85,062	64,336	264,986	229,818

Net income	$141,670	$144,730	$463,568	$418,633

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Third Quarter 2010 and Nine Months 2010, and Third Quarter 2009 and Nine Months 2009. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended September 30, 2010 Compared to The Three Months Ended September 30, 2009.

Net Income

The Company reported net income of $141,670 in Third Quarter 2010, a decrease of $3,060 or 2%, compared with $144,730 of net income for Third Quarter 2009. The decrease was primarily due to $8,985 (after-tax) of lower net realized gains on investments, primarily related to a $5,850 (after-tax) allowance on a commercial mortgage investment. In addition, the Third Quarter 2010 effective tax rate was 37.5% compared with 30.8% for Third Quarter 2009 reflecting changes in certain tax assets and liabilities during the periods. Partially offsetting the effect of these items were improved results in our Assurant Health and Assurant Employee Benefit segments.

For The Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30, 2009.

Net Income

Net income increased $44,935, or 11%, to $463,568 for Nine Months 2010 from $418,633 for Nine Months 2009. The increase was primarily due to a $46,561 (after-tax) improvement in net realized gains (losses) on investments and improved results in all four operating segments.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$611,264	$669,344	$1,886,310	$1,980,891
Net investment income	99,084	97,681	296,493	292,782
Fees and other income	59,090	50,093	159,382	154,084

Total revenues	769,438	817,118	2,342,185	2,427,757

Benefits, losses and expenses:
Policyholder benefits	223,597	248,933	680,004	782,280
Selling, underwriting and general expenses	496,032	520,217	1,510,294	1,505,209

Total benefits, losses and expenses	719,629	769,150	2,190,298	2,287,489

Segment income before provision for income taxes	49,809	47,968	151,887	140,268
Provision for income taxes	17,476	16,324	60,365	50,419

Segment net income	$32,333	$31,644	$91,522	$89,849

Net earned premiums and other considerations:
Domestic:
Credit	$46,791	$59,562	$145,062	$188,243
Service contracts	313,861	348,258	989,000	1,049,549
Other (1)	11,677	24,471	36,613	61,104

Total domestic	372,329	432,291	1,170,675	1,298,896

International:
Credit	87,901	80,743	258,000	234,751
Service contracts	116,049	108,458	342,513	293,641
Other (1)	4,217	4,025	13,584	11,792

Total international	208,167	193,226	614,097	540,184

Preneed	30,768	43,827	101,538	141,811

Total	$611,264	$669,344	$1,886,310	$1,980,891

Fees and other income:
Domestic:
Debt protection	$7,541	$10,541	$25,611	$30,044
Service contracts	29,216	23,384	79,881	74,161
Other (1)	2,127	4,443	6,790	13,983

Total domestic	38,884	38,368	112,282	118,188

International	7,561	7,400	20,876	20,802
Preneed	12,645	4,325	26,224	15,094

Total	$59,090	$50,093	$159,382	$154,084

Gross written premiums (2):
Domestic:
Credit	$109,389	$134,597	$320,518	$406,393
Service contracts	272,044	259,316	841,199	751,505
Other (1)	17,014	14,210	47,225	73,269

Total domestic	398,447	408,123	1,208,942	1,231,167

International:
Credit	238,510	221,581	725,390	590,565
Service contracts	129,984	118,256	361,392	323,820
Other (1)	5,159	7,652	16,705	19,773

Total international	373,653	347,489	1,103,487	934,158

Total	$772,100	$755,612	$2,312,429	$2,165,325

Preneed (face sales)	$211,834	$137,301	$579,589	$366,688

Combined ratios (3):
Domestic	99.8%	98.2%	97.9%	98.1%
International	104.1%	108.8%	106.3%	109.3%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended September 30, 2010 Compared to The Three Months Ended September 30, 2009.

Net Income

Segment net income increased $689, or 2%, to $32,333 for Third Quarter 2010 from $31,644 for Third Quarter 2009. The increase was primarily due to better international results driven by improved loss experience in our United Kingdom (“UK”) credit insurance business and the favorable impact of foreign exchange rates. These items were partially offset by less favorable loss experience in our domestic service contract business.

Total Revenues

Total revenues decreased $47,680, or 6%, to $769,438 for Third Quarter 2010 from $817,118 for Third Quarter 2009. The decrease was primarily due to lower net earned premiums of $58,080. Domestic extended service contract business declined as a result of the discontinuation of extended service contract sales from existing clients and former clients that have fallen into bankruptcy, primarily Circuit City in 2009. However, this decline was partially offset by business generated from new clients. Additionally, net earned premiums decreased due to the continued run-off of preneed policies sold before January 1, 2009 and our domestic credit insurance business. These decreases were partially offset by increases in our international business primarily in Canada and Latin America from both new and existing client growth in credit and service contract businesses and the favorable impact of foreign exchange rates. Fees and other income also grew due to favorable results in the preneed business. Net investment income increased $1,403 due to higher invested assets as well as the favorable impact of foreign exchange rates.

Gross written premiums increased $16,488, or 2%, to $772,100 for Third Quarter 2010 from $755,612 for Third Quarter 2009. This increase was driven by higher premiums from our international credit business of $16,929 due to growth across several countries from both new and existing clients and from the favorable impact of foreign exchange rates. Gross written premiums from our domestic service contract business increased $12,728, due to the addition of new clients and an increase in automobile service contracts purchased as auto sales increase. Gross written premiums from our international service contract business increased $11,728, attributable to favorable sales results at many of our existing clients and the favorable impact of foreign exchange rates. Gross written premiums from our domestic credit insurance business decreased $25,208, due to the continued runoff of this product line.

Preneed face sales increased $74,533 as consumers purchased policies in advance of a tax change in certain provinces of Canada. The remaining increase was due to growth from our exclusive distribution partnership with SCI and increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $49,521, or 6%, to $719,629 for Third Quarter 2010 from $769,150 for Third Quarter 2009. Policyholder benefits decreased $25,336 primarily due to improved loss experience in our UK credit business, the run-off of preneed policies sold before January 1, 2009, and the continued run-off of our domestic credit business. These positive variances were partially offset by less favorable loss experience in our domestic service contract business resulting from an increase in the severity of claims within the consumer goods market. Selling, underwriting and general expenses decreased $24,185. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $22,948 directly related to lower earnings in our domestic service contract business, partially offset by increased commissions due to higher earnings in our international business coupled with the unfavorable impact of foreign exchange rates. General expenses decreased $1,237 driven by cost savings realized as a result of restructuring efforts made during 2009. Despite this decrease, we expect to continue incurring startup costs as we grow the Solutions business and its distribution channels.

For The Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30, 2009.

Net Income

Segment net income increased $1,673, or 2%, to $91,522 for Nine Months 2010 from $89,849 for Nine Months 2009 primarily due to improved loss experience in our UK credit insurance business, favorable domestic service contract loss experience and impact of foreign exchange rates. In addition, Nine Months 2009 net income included a $2,400 (after-tax) restructuring charge. These items were partially offset by decreased underwriting results in our run-off businesses, a $4,558 (after-tax) change in the value of our consumer price index caps (derivative instruments that protect against inflation risk in our preneed product), and a higher effective tax rate. The higher effective tax rate was primarily caused by a $2,800 increase in a tax valuation allowance related to deferred tax assets stemming from our European business restructuring.

Total Revenues

Total revenues decreased $85,572, or 4%, to $2,342,185 for Nine Months 2010 from $2,427,757 for Nine Months 2009. The decrease was the result of lower net earned premiums of $94,581 primarily the result of lower earnings in our domestic service contract business resulting from reduced retail sales in prior periods from both existing clients and former clients that are no longer in business. Additionally, net earned premiums decreased due to the continued run-off of preneed policies sold before January 1, 2009; and the continued runoff of our domestic credit insurance business. These decreases were partially offset by an increase in our domestic service contract business resulting from the addition of new clients and increases in our international business from growth in both our credit and service contracts products and the favorable impact of foreign exchange rates. Fees and other income also increased as a result of increases in preneed business, partially offset by a decrease due to mark-to-market losses associated with our consumer price index caps (discussed above). Net investment income increased due to the favorable impact of foreign exchange rates.

Gross written premiums increased $147,104, or 7%, to $2,312,429 for Nine Months 2010 from $2,165,325 for Nine Months 2009. This increase was driven by higher international credit business of $134,825 due to growth across several countries from both new and existing clients and from the favorable impact of foreign exchange rates. Gross written premiums from our domestic service contract business increased $89,694 due to the addition of new clients and an increase in auto service contracts as auto sales increase. Also, gross written premiums increased $21,200 from a one-time First Quarter 2010 true-up of premiums reported by certain third parties in a timelier manner than in the past. This true-up had no effect on net earned premiums. Gross written premiums from our international service contract business increased $37,572, primarily due to favorable foreign exchange rates and growth from existing clients, partially offset by lower premiums in Denmark due to our decision to exit that market in 2009. Gross written premiums from our domestic credit insurance business decreased $85,875, due to the continued runoff of this product line. Other domestic gross written premiums decreased $26,044 mainly due to a one-time campaign with Ford Motor Company conducted and completed in Second Quarter 2009 for which earnings continued into future periods.

Preneed face sales increased $212,901 primarily from the result of increased consumer buying in advance of a less favorable consumer tax rate change in certain Canadian provinces, as well as growth from our exclusive distribution partnership with SCI and increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $97,191, or 4%, to $2,190,298 for Nine Months 2010 from $2,287,489 for Nine Months 2009. Policyholder benefits decreased $102,276 primarily due to improved loss experience in our domestic service contract business from existing and run-off clients, the run-off of preneed policies sold before January 1, 2009, and the continued run-off of our domestic credit business. Selling, underwriting and general expenses increased $5,085. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $1,440 due in part to lower earnings in our domestic service contract business, partially offset by increased commissions due to higher earnings in our international business coupled with the unfavorable impact of foreign exchange rates. General expenses increased $6,525 primarily due to the amortization of previously capitalized upfront client commission payments, as we continue to grow our international business and distribution channels, as well as the unfavorable impact of foreign exchange rates. Partially offsetting these increases is a restructuring charge of $3,700 in Nine Months 2009 and cost savings realized as a result of this restructuring in Nine Months 2010.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$481,108	$478,701	$1,467,052	$1,450,329
Net investment income	27,064	26,550	81,007	84,306
Fees and other income	18,544	15,100	50,492	42,066

Total revenues	526,716	520,351	1,598,551	1,576,701

Benefits, losses and expenses:
Policyholder benefits	165,977	156,076	503,716	502,043
Selling, underwriting and general expenses	197,992	206,992	594,855	620,325

Total benefits, losses and expenses	363,969	363,068	1,098,571	1,122,368

Segment income before provision for income taxes	162,747	157,283	499,980	454,333
Provision for income taxes	56,094	54,126	171,132	155,280

Segment net income	$106,653	$103,157	$328,848	$299,053

Net earned premiums and other considerations:
By major product groupings
Homeowners (creditor placed and voluntary)	$330,375	$333,068	$1,010,519	$1,017,853
Manufactured housing (creditor placed and voluntary)	54,120	54,347	165,306	165,351
Other (1)	96,613	91,286	291,227	267,125

Total	$481,108	$478,701	$1,467,052	$1,450,329

Ratios:
Loss ratio (2)	34.5%	32.6%	34.3%	34.6%
Expense ratio (3)	39.6%	41.9%	39.2%	41.6%
Combined ratio (4)	72.8%	73.5%	72.4%	75.2%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2010 Compared to The Three Months Ended September 30, 2009.

Net Income

Segment net income increased $3,496, or 3%, to $106,653 for Third Quarter 2010 from $103,157 for Third Quarter 2009 despite the non-recurrence of a $5,865 subrogation reimbursement in Third Quarter 2009. The improvement is primarily due to a $23,469 increase in creditor-placed homeowners gross earned premiums partially offset by the effect of changes in client contracts.

Total Revenues

Total revenues increased $6,365 or 1%, to $526,716 for Third Quarter 2010 from $520,351 for Third Quarter 2009. Growth in creditor-placed homeowners, creditor-placed flood and renters insurance net earned premiums and increased fee income were partially offset by increased ceded creditor-placed homeowners’ premiums and lower real estate owned premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $901 or less than 1%, to $363,969 for Third Quarter 2010 from $363,068 for Third Quarter 2009. Policyholder benefits increased $9,901 primarily due to the non-recurrence of a $9,023 subrogation reimbursement in Third Quarter 2009 related to the 2007 California Wild Fires. There were no reportable catastrophe losses in Third Quarter 2010 or 2009. Commissions, taxes, licenses and fees decreased $14,904, primarily due to client contract changes that resulted in lower commissions expenses. General expenses increased $5,904 primarily due to increased employee related expenses.

For The Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30, 2009.

Net Income

Segment net income increased $29,795, or 10%, to $328,848 for Nine Months 2010 from $299,053 for Nine Months 2009. The improvement is primarily due to a $50,939 increase in creditor-placed homeowners gross earned premiums partially offset by the effect of changes in client contracts.

Total Revenues

Total revenues increased $21,850 or 1%, to $1,598,551 for Nine Months 2010 from $1,576,701 for Nine Months 2009. Growth in creditor-placed homeowners, creditor-placed flood and renters net earned premiums and increased fee income were offset by increased ceded creditor-placed homeowners’ premiums and lower real estate owned premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $23,797 or 2%, to $1,098,571 for Nine Months 2010 from $1,122,368 for Nine Months 2009. The decrease was primarily due to a $25,470 decline in Nine Months 2010 selling, underwriting, and general expenses compared with Nine Months 2009 partially offset by increased policyholder benefits of $1,673. The overall loss ratio decreased 30 basis points primarily due to lower small-scale weather related losses partially offset by $7,670 of reportable catastrophe losses from the Tennessee storms and the non-recurrence of a $9,023 subrogation reimbursement in Third Quarter 2009 related to the 2007 California Wild Fires. There were no reportable catastrophe losses in Nine Months 2010. Commissions, taxes, licenses and fees decreased $26,914, primarily due to client contract changes that resulted in lower commission expenses and a release of a premium tax reserve. General expenses increased $1,444 primarily due to increased employee related expenses.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$467,726	$470,385	$1,402,873	$1,411,626
Net investment income	11,985	11,770	35,628	36,320
Fees and other income	10,027	10,140	30,683	29,901

Total revenues	489,738	492,295	1,469,184	1,477,847

Benefits, losses and expenses:
Policyholder benefits	334,216	353,412	980,623	1,033,016
Selling, underwriting and general expenses	145,694	147,475	427,614	446,872

Total benefits, losses and expenses	479,910	500,887	1,408,237	1,479,888

Segment income (loss) before provision (benefit) for income taxes	9,828	(8,592)	60,947	(2,041)
Provision (benefit) for income taxes	4,488	(3,745)	21,938	(1,536)

Segment net income (loss)	$5,340	$(4,847)	$39,009	$(505)

Net earned premiums and other considerations:
Individual markets:
Individual medical	$323,871	$317,820	$969,733	$950,983
Short-term medical	22,131	27,278	65,683	79,930

Subtotal	346,002	345,098	1,035,416	1,030,913
Small employer group	121,724	125,287	367,457	380,713

Total	$467,726	$470,385	$1,402,873	$1,411,626

Membership by product line:
Individual markets:
Individual medical			538	568
Short-term medical			70	91

Subtotal			608	659
Small employer group:			113	122

Total			721	781

Ratios:
Loss ratio (1)	71.5%	75.1%	69.9%	73.2%
Expense ratio (2)	30.5%	30.7%	29.8%	31.0%
Combined ratio (3)	100.5%	104.2%	98.2%	102.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Health Care Reform

In March 2010, President Obama signed Health Care Reform into law. Provisions of Health Care Reform have and will become effective at various dates over the next several years. As discussed above in “Critical Factors Affecting Results and Liquidity”, during Second Quarter 2010, management completed an extensive review of the Assurant Health segment and considered a number of possible strategies. On the basis of this review, management believes that opportunities continue to exist in the individual medical marketplace and has started to consider the modifications necessary to operate in the new environment. However, the HHS has yet to issue final regulations with respect to Health Care Reform. As a result, the exact impact of Health Care

Reform is not yet fully known. Given the sweeping nature of the changes represented by Health Care Reform, our results of operations and financial position, including our ability to maintain the value of our goodwill and other intangible assets, could be materially adversely affected.

For the Three Months Ended September 30, 2010 Compared to The Three Months Ended September 30, 2009.

Net Income

Segment results increased $10,187, or 210%, to net income of $5,340 for Third Quarter 2010 from a net loss of $(4,847) for Third Quarter 2009. The increase is primarily attributable to corrective pricing actions and plan design changes taken previously, a $8,125 (after-tax) claim-related lawsuit charge recognized in Third Quarter 2009, and reduced expenses associated with expense management initiatives. These increase were partially offset by a restructuring charge in Third Quarter 2010 of $4,969 (after-tax) and increased income tax expense in Third Quarter 2010 due to certain limitations on the deductibility of employee compensation caused by Health Care Reform. A further reduction in force charge of $1,300 (after-tax) is expected in Fourth Quarter 2010.

Total Revenues

Total revenues decreased $2,557, or less than 1%, to $489,738 for Third Quarter 2010 from $492,295 for Third Quarter 2009. Net earned premiums and other considerations from our individual medical business increased $6,051, or 2%, due to premium rate increases, partially offset by lower sales of new policies. Net earned premiums and other considerations from our small employer group business decreased $3,563, or 3%, due to a continued high level of policy lapses, partially offset by premium rate increases. In addition, short-term medical net earned premiums and other considerations decreased $5,147 due to a reduction in policies sold, partially offset by premium rate increases. Sales during Third Quarter 2010 were adversely affected due to modifications of our product portfolio to comply with Health Care Reform. Certain products were discontinued while some products were replaced to address the affordability concerns of consumers. Sales of these new products began in mid-September. Sales over the remainder of 2010 may be lower than our prior levels as consumer uncertainty lingers related to Health Care Reform.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $20,977, or 4%, to $479,910 for Third Quarter 2010 from $500,887 for Third Quarter 2009. Policyholder benefits decreased $19,196, or 5%, and the benefit loss ratio decreased to 71.5% from 75.1%. The decrease in the benefit loss ratio was primarily attributable to corrective pricing actions and plan design changes taken previously and a $12,500 claim-related lawsuit charge in Third Quarter 2009. Selling, underwriting and general expenses decreased $1,781, or 1%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commissions based on lower sales of new policies. A restructuring charge of $7,644 in Third Quarter 2010 was the result of expense management initiatives taken to transition the business for the post-healthcare reform environment.

For the Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30, 2009.

Net Income

Segment results increased $39,514, to net income of $39,009 for Nine Months 2010 from a net loss of $(505) for Nine Months 2009. The increase is primarily attributable to corrective pricing actions and plan design changes that began in late 2009, favorable claim reserve development, a $17,421 (after-tax) benefit from a reserve decrease due to a legal settlement, and reduced expenses associated with expense management initiatives, partially offset by a restructuring charge of $4,969 (after-tax) in Nine Months 2010. Nine Months 2009 also included a charge of $8,125 (after-tax) relating to an unfavorable ruling by the South Carolina Supreme Court in a claim-related lawsuit.

Total Revenues

Total revenues decreased $8,663, or 1%, to $1,469,184 for Nine Months 2010 from $1,477,847 for Nine Months 2009. Net earned premiums and other considerations from our individual medical business increased $18,750, or 2%, due to premium rate increases, partially offset by declining members resulting from a continued high level of policy lapses and lower sales. Net earned premiums and other considerations from our small employer group business decreased $13,256, or 3%, due to a continued high level of policy lapses, partially offset by premium rate increases. In addition, short-term medical net earned premiums and other considerations decreased $14,247 due to a reduction in policies sold, partially offset by premium rate increases.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $71,651, or 5%, to $1,408,237 for Nine Months 2010 from $1,479,888 for Nine Months 2009. Policyholder benefits decreased $52,393, or 5%, and the benefit loss ratio decreased to 69.9% from 73.2%. The decrease in the benefit loss ratio was primarily due to a $26, 802 benefit from a reserve decrease due to a legal settlement and favorable claim reserve development during Nine Months 2010 compared to last year, partially offset by higher estimated claim experience in small employer group business. Nine Months 2009 also included a charge of $12,500 relating to an unfavorable ruling by the South Carolina Supreme Court in a claim-related lawsuit. Selling, underwriting and general expenses decreased $19,258, or 4%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commissions based on lower sales of new policies. A Third Quarter 2010 restructuring charge of $7,644 was the result of expense management initiatives to help transition the business for the post-healthcare reform environment.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net earned premiums and other considerations	$272,416	$255,968	$832,817	$781,997
Net investment income	33,599	33,039	99,008	100,662
Fees and other income	5,528	7,467	19,091	21,765

Total revenues	311,543	296,474	950,916	904,424

Benefits, losses and expenses:
Policyholder benefits	189,463	182,632	584,260	568,130
Selling, underwriting and general expenses	96,162	96,529	296,751	289,809

Total benefits, losses and expenses	285,625	279,161	881,011	857,939

Segment income before provision for income taxes	25,918	17,313	69,905	46,485
Provision for income taxes	8,986	5,863	24,113	15,885

Segment net income	$16,932	$11,450	$45,792	$30,600

Net earned premiums and other considerations:
By major product grouping:
Group dental	$103,786	$105,507	$316,145	$316,378
Group disability	120,562	103,460	372,369	321,659
Group life	48,068	47,001	144,303	143,960

Total	$272,416	$255,968	$832,817	$781,997

Ratios:
Loss ratio (1)	69.5%	71.3%	70.2%	72.7%
Expense ratio (2)	34.6%	36.6%	34.8%	36.1%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2010 Compared to The Three Months Ended September 30, 2009.

Net Income

Segment net income increased 48% to $16,932 for Third Quarter 2010 from $11,450 for Third Quarter 2009. Results for the Third Quarter 2010 improved primarily due to extremely favorable long-term disability incidence and improved dental results compared with Third Quarter 2009.

Total Revenues

Total revenues increased 5% to $311,543 for Third Quarter 2010 from $296,474 for Third Quarter 2009. Third Quarter 2010 net earned premiums increased 6% or $16,448 driven by the addition of two new DRMS clients and the acquisition of a block of business from Shenandoah Life Insurance company (“Shenandoah”) both in Fourth Quarter 2009. Partially offsetting these additions is the continuation of a challenging sales environment as small groups employers wait for more clarity around Health Care Reform before making changes to their benefit offerings.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 2% to $285,625 for Third Quarter 2010 from $279,161 for Third Quarter 2009. The loss ratio decreased to 69.5% from 71.3%, primarily driven by favorable direct disability, life, and dental loss experience. DRMS assumed disability business loss experience was less favorable when compared with Third Quarter 2009.

The expense ratio decreased to 34.6% from 36.6% primarily due to higher net earned premiums and our focus on expense management, partially offset by increased costs from growth initiatives.

The low interest rate environment will continue to pressure investment income. As a result, we expect to lower the reserve interest rate assumption for new long-term disability claims beginning 2011.

For The Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30, 2009.

Net Income

Segment net income increased 50% to $45,792 for Nine Months 2010 from $30,600 for Nine Months 2009. The increase in net income was primarily attributable to favorable direct disability, life, and dental loss experience offset by higher general expenses and lower net investment income. General expenses for Nine Months 2010 include restructuring costs of $4,349 (after-tax) compared to $1,469 (after-tax) in Nine Months 2009.

Total Revenues

Total revenues increased 5% to $950,916 for Nine Months 2010 from $904,424 for Nine Months 2009. Net earned premiums increased 7% or $50,820, driven by assumed premium from two new clients in our DRMS channel and the Shenandoah block of business acquisition, all added in Fourth Quarter 2009. This was partially offset by decreases in our direct products as a result of a challenging sales environment which continues to impact revenue growth. Net investment income decreased 2% or $1,654 due to a decrease in average invested assets and lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 3% to $881,011 for Nine Months 2010 from $857,939 for Nine Months 2009. The loss ratio decreased to 70.2% from 72.7%, primarily driven by favorable loss experience across the direct disability, life, and dental products. Disability incidence and life mortality levels continue to be very favorable compared to prior year.

The expense ratio decreased to 34.8% from 36.1% driven by higher net earned premiums and expense management initiatives partially offset by restructuring costs. Nine Months 2010 includes $6,690 in restructuring costs compared to $2,260 in Nine Months 2009. Excluding the restructuring costs in both years, the expense ratio decreased to 34.0% for Nine Months 2010 from 35.8% for Nine Months 2009.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$4,438	$3,884	$13,244	$12,265
Net realized gains (losses) on investments	6,043	19,866	29,668	(41,965)
Amortization of deferred gain on disposal of business	6,024	6,802	18,129	20,354
Fees and other income	31	83	244	140,976

Total revenues	16,536	30,635	61,285	131,630

Benefits, losses and expenses:
Policyholder benefits	—	92	(2,038)	5,420
Selling, underwriting and general expenses	22,944	20,289	72,004	71,295
Interest expense	15,162	15,160	45,484	45,509

Total benefits, losses and expenses	38,106	35,541	115,450	122,224

Segment (loss) income before (benefit) provision for income taxes	(21,570)	(4,906)	(54,165)	9,406
(Benefit) provision for income taxes	(1,982)	(8,232)	(12,562)	9,770

Segment net (loss) income	$(19,588)	$3,326	$(41,603)	$(364)

For The Three Months Ended September 30, 2010 Compared to The Three Months Ended September 30, 2009.

Net (Loss) Income

Segment results decreased $22,914, or 689%, to a net loss of $(19,588) for Third Quarter 2010 compared with net income of $3,326 for Third Quarter 2009. The decrease is primarily attributable to a $8,985 (after-tax) decline in net realized gains on investments, changes in certain tax related assets and liabilities and compensation and pension-related costs.

Total Revenues

Total revenues decreased $14,099, or 46%, to $16,536 for Third Quarter 2010 compared with $30,635 for Third Quarter 2009. This decrease in revenues was primarily the result of lower net realized gains on investments of $13,823. This decrease in revenues was primarily the result of lower net realized gains on investments of $13,823 primarily attributable to a $9,000 reserve increase on a commercial mortgage loan investment recorded during Third Quarter 2010.

Total Benefits, Losses and Expenses

Total expenses increased $2,565, or 7%, to $38,106 for Third Quarter 2010 compared with $35,541 for Third Quarter 2009. This increase is mainly due to increased compensation and pension-related costs, partially offset by decreased consulting and legal expenses. Please see “—Liquidity and Capital Resources” below for further information on our benefit plans.

For The Nine Months Ended September 30, 2010 Compared to The Nine Months Ended September 30, 2009.

Net Loss

Segment net loss deteriorated $41,239, to $(41,603) for Nine Months compared with $(364) for Nine Months 2009. Segment net loss increased mainly due to a favorable legal settlement of $84,996 (after-tax) in Nine Months 2009. This item was partially offset by $46,561 (after-tax) improvement in net realized gains on investments.

Total Revenues

Total revenues decreased $70,345, or 53%, to $61,285 for Nine Months 2010 compared with $131,630 for Nine Months 2009. The decrease in revenues is mainly due to a favorable legal settlement of $139,000 in Nine Months 2009. This decrease was partially offset by a $71,633 improvement in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses decreased $6,774, to $115,450 in Nine Months 2010 compared with $122,224 in Nine Months 2009. The decrease in expenses is mainly due to $8,237 of attorney fees and allowances for related recoverables attributable to the favorable legal settlement and additional compensation related expenses of $7,000 incurred in Nine Months 2009. These increases were partially offset by $4,537 of restructuring charges and compensation and pension-related costs in Nine Months 2010.

Investments

The Company had total investments of $13,900,126 and $13,157,832 as of September 30, 2010 and December 31, 2009, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2010		December 31, 2009
Aaa / Aa / A	$6,619,971	61.2%	$6,152,842	61.8%
Baa	3,309,157	30.6%	2,953,964	29.6%
Ba	658,234	6.1%	647,321	6.5%
B and lower	235,833	2.1%	212,645	2.1%

Total	$10,823,195	100.0%	$9,966,772	100.0%

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fixed maturity securities	$143,412	$139,803	$429,949	$418,343
Equity securities	8,350	9,683	25,901	29,069
Commercial mortgage loans on real estate	21,381	22,983	64,990	70,085
Policy loans	886	860	2,340	2,451
Short-term investments	1,614	2,445	3,812	6,703
Other investments	5,254	3,192	13,778	13,202
Cash and cash equivalents	1,502	802	3,898	6,962

Total investment income	182,399	179,768	544,668	546,815
Investment expenses	(6,229)	(6,844)	(19,288)	(20,480)

Net investment income	$176,170	$172,924	$525,380	$526,335

Net investment income increased $3,246, or 1.9%, to $176,170 for Third Quarter 2010 from $172,924 for Third Quarter 2009. Net investment income decreased $955, or 0.2%, to $525,380 for Nine Months 2010 from $526,335 for Nine Months 2009. Lower investment yields in 2010 and changes in average invested asset balance were the primary reason for the period to period investment income fluctuations.

The credit markets improved throughout the first nine months of 2010. As a result, many securities in the portfolio have shown improved market values throughout the period. This has led to our net unrealized gain position growing to $943,937 as of September 30, 2010, from $281,327 as of December 31, 2009.

As of September 30, 2010, the Company owned $184,736 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $162,930 of municipal securities, whose credit rating was AA- both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At September 30, 2010 approximately 2.1% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.4% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 29% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Securities Lending and Borrowing

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of September 30, 2010 and December 31, 2009, our collateral held under securities lending, of which its use is unrestricted, was $134,348 and $218,129, respectively, while our liability to the borrower for collateral received was $135,248 and $220,279, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI.

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

During Third Quarter 2010, the Company began engaging in and plans to continue engaging in transactions in which securities issued by the U.S. government, government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement to selected broker/dealers. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of September 30, 2010, we had no receivables under securities loan agreements.

The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold in the market place. The Company records obligations to return the securities that we no longer hold as a liability. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of September 30, 2010, we had no obligations to return borrowed securities.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2010, the maximum amount of distributions our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $526,515. During 2010, we began a two-year project to streamline and restructure the Assurant Solutions organization which we anticipated, in conjunction with other capital savings initiatives, would free up $75,000 to $150,000 of capital which can be distributed to the holding company. During Nine Months 2010, Assurant Solutions was able to distribute approximately $92,000 of the $150,000 identified to the holding company. In total, we have taken dividends, net of infusions, of $462,949 from our operating companies through Nine Months 2010.

Rating organizations periodically review the financial strength of insurers, including our insurance subsidiaries. If our ratings are lowered from their current levels by A.M. Best, Moody’s or S&P, our competitive position in the respective insurance industry segments could be materially adversely impacted and it could be more difficult for us to sell our products.

Liquidity

As of September 30, 2010 we had approximately $710,000 in capital at the holding company. Factoring in the $250,000 capital buffer, we had approximately $460,000 in deployable capital. Dividends or returns of capital paid by our subsidiaries were $516,849 and $703,099 for Nine Months 2010 and the year ended December 31, 2009, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate investment income.

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from our revolving credit facility. In addition, we have filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

We paid dividends to our stockholders of $0.16 per common share on September 14, 2010 and June 8, 2010, and $0.15 per common share on March 8, 2010. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On January 22, 2010, our Board of Directors authorized an additional $600,000 for the repurchase of Assurant’s outstanding common stock, bringing the total repurchase authorization, as of that date, to $770,044 for use in the open market and/or for private transactions. During the nine months ended September 30, 2010, the Company repurchased 10,729,685 shares of the Company’s outstanding common stock at a cost of $369,159. As of September 30, 2010, there was $400,885 remaining under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (“Plan”) was under-funded by $124,706 and $87,977 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at September 30, 2010 and December 31, 2009, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2010, we contributed $30,000 in cash to the Plan. We expect to contribute an additional $10,000 in cash to the Plan over the remainder of 2010.

Commercial Paper Program

In March 2004 the Board authorized a $500,000 commercial paper program, to be used for working capital and other general corporate purposes. The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. Prior to December 18, 2009 this program was backed up by a $500,000 senior revolving credit facility (“2004 Credit Facility”). This program is currently backed up by a $350,000 senior revolving credit facility, described below, of which $325,604 was available at September 30, 2010, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the nine months ended September 30, 2010 and 2009, and there were no amounts relating to the commercial paper program outstanding at September 30, 2010 and December 31, 2009. The Company did not borrow using the 2004 Credit Facility during the nine months ended September 30, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at September 30, 2010. The Company does have letters of credit outstanding of $24,396 under the 2009 Credit Facility as of September 30, 2010.

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2010, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2009 Annual Report on Form 10-K.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.625% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is due February 15, 2034.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2010 and 2009, respectively, and $45,141 for the nine months ended September 30, 2010 and 2009, respectively. There was $7,523 of accrued interest at September 30, 2010 and 2009, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

Our Senior Notes are rated by A.M. Best, Moody’s and S&P. During Third Quarter 2010, Moody’s lowered the senior debt rating of Assurant, Inc. See “Item 1A—Risk Factors” elsewhere in this report for more information.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent consolidated net cash flows:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2010	2009
Operating activities (1)	$463,800	$220,919
Investment activities	(100,488)	122,087
Financing activities	(513,557)	(147,839)

Net change in cash	$(150,245)	$195,167

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities was $463,800 and $220,919 for Nine Months 2010 and Nine Months 2009, respectively. The increased operating activity cash flow was primarily due to an increase in gross written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Net cash used in investing activities was $100,488 and net cash provided by investing activities was $122,087 for Nine Months 2010 and Nine Months 2009, respectively. The increase in investing activities was mainly due to an increase in purchases of fixed maturity securities and changes in our short-term investments.

Net cash used in financing activities was $513,557 and $147,839 for Nine Months 2010 and Nine Months 2009, respectively. The increase in financing activities was primarily due to increased repurchase of our common stock and changes in our obligation under securities lending.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2010	2009
Interest paid on mandatorily redeemable preferred stock and debt	$60,451	$60,481
Common stock dividends	52,702	51,961

Total	$113,153	$112,442

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $24,946 and $28,566 of letters of credit outstanding as of September 30, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2009 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ending September 30, 2010, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2009 Annual Report on Form 10-K. Except as set forth in the additional risk factors below, there have been no material changes during Third Quarter 2010 to the risk factors disclosed in our 2009 Annual Report on Form 10-K.

Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations.

In March 2010, President Obama signed Health Care Reform into law. Provisions of Health Care Reform and related reforms have and will become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry. We are in the process of evaluating the effects of Health Care Reform and specific federal and state rules and regulations that have been and will be promulgated thereunder on our health and employee benefits insurance businesses, as well as the overall market for individual and small group health insurance, disability and dental insurance. We cannot predict or quantify the precise effects of Health Care Reform on our business, but they will include, in particular, a requirement that the loss ratios for some of our product lines be no less than 80%, or that we rebate the difference to consumers; the need to reduce commissions, and the consequent risk that insurance producers may sell less of our products than they have in the past; as well as changes in the benefits provided under some of our products; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion as it applies to enrollees under the age of 19 who apply for coverage; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, after January 1, 2014, elimination of our ability to underwrite health insurance products with certain narrow exceptions; a requirement to offer coverage to any person who applies for such coverage; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; new and higher taxes and fees; and the need to operate with a lower expense structure at both the business segment and enterprise level. Additionally, certain limitations on the deductibility of employee compensation due to Health Care Reform may affect the deductibility of certain payments made to employees and service providers by various Assurant entities in amounts that have not been determined.

Health Care Reform, among other factors, may materially affect the future profitability of our business and lead to a material impairment of goodwill on the Company’s balance sheet. Generally, management evaluates whether goodwill is impaired by comparing the estimated fair value of each reporting unit to its carrying value. The estimated fair value of each reporting unit is developed using certain assumptions and estimates that could change once the impact of Health Care Reform becomes clearer. Management may conclude that goodwill (and other intangible assets) is impaired in future quarters in any of our segments. For more information, see “Item 7—MD&A—Critical Accounting Policies and Estimates” in this report and in our 2009 Annual Report on Form 10-K.

A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are not recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. In 2009 for example, S&P lowered its counterparty credit and financial strength ratings of two of our life insurance subsidiaries from A to BBB+ due to the recent operating performance of Assurant Health. In addition, S&P lowered its counterparty credit rating of Assurant, Inc. from BBB+ to BBB, citing reduced earnings diversification, and placed a negative outlook on all Assurant ratings due to pressures on our various businesses from the economic climate. Additionally, during the third quarter of 2010, Moody’s lowered the financial strength rating of four of our insurance subsidiaries that write business for the Health, Employee Benefits and Solutions businesses from A2 to A3 and lowered the senior debt rating of Assurant, Inc. from Baa1 to Baa2, citing uncertainty surrounding the viability of the Company’s core health insurance products in the current environment as the reason. We believe that because of recent economic developments that have negatively affected the entire insurance industry, we are more susceptible to ratings downgrades than in prior years.

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

As of September 30, 2010, contracts representing approximately 15% of Assurant Solutions’ and 24% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

Additionally, certain contracts in the DRMS business, representing approximately 7% of Assurant Employee Benefits’ net earned premiums for the quarter ended September 30, 2010 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and in some instances recapture in force business if the ratings of applicable subsidiaries fall below “A-”. Similarly, distribution and service agreements representing approximately 13% of Assurant Health’s net earned premiums for the quarter ended September 30, 2010 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better, for the distribution agreements, or “B+” or better, for the service agreement. If the ratings of applicable Assurant Health subsidiaries fall below these threshold ratings levels, distribution and service partners would have the right to terminate their agreements. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2010	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
January 1 – 31	—	$—	—	$770,044
February 1 – 28	1,304,915	30.46	1,304,915	730,290
March 1 – 31	2,121,554	32.73	2,121,554	660,860
April 1 – 30	1,783,816	35.07	1,783,816	598,300
May 1 – 31	1,982,400	35.44	1,982,400	528,044
June 1 – 30	2,300,000	35.78	2,300,000	445,751
July 1 – 31	1,185,000	36.19	1,185,000	402,866
August 1 – 31	52,000	38.11	52,000	400,885
September 1 – 30	—	—	—	400,885

Total	10,729,685	$34.41	10,729,685	$400,885

1)	On January 22, 2010, our Board of Directors authorized an additional $600,000 for the repurchase of Assurant’s outstanding common stock, bringing the total repurchase authorization, as of that date, to $770,044 for use in the open market and/or for private transactions.

Item 6.	Exhibits.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of September 30, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 3, 2010	By:	/S/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: November 3, 2010	By:	/S/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer