Form 10-K
period 2010-12-31
ASSURANT INC
filed 2011-02-23
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,718 million at June 30, 2010 based on the closing sale price of $34.70 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 15, 2011 was 99,936,080.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2011 (2011 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) on our health and employee benefits businesses; (ii) deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of the Company’s goodwill; (iii) loss of significant client relationships, distribution sources and contracts; (iv) failure to attract and retain sales representatives; (v) losses due to natural and man-made catastrophes; (vi) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (vii) actions by governmental agencies that could result in the reduction of the premium rates we charge; (viii) unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation; (ix) current or new laws and regulations that could increase our costs and/or decrease our revenues; (x) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (xi) inadequacy of reserves established for future claims losses; (xii) failure to predict or manage benefits, claims and other costs; (xiii) increases or decreases in tax valuation allowances; (xiv) fluctuations in exchange rates and other risks related to our international operations; (xv) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xvi) diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and inability to target an appropriate overall risk level); (xvii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xviii) inability of reinsurers to meet their obligations; (xix) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xx) failure to effectively maintain and modernize our information systems; (xxi) failure to protect client information and privacy; (xxii) failure to find and integrate suitable acquisitions and new insurance ventures; (xxiii) inability of our subsidiaries to pay sufficient dividends; (xxiv) failure to provide for succession of senior management and key executives; and (xxv) significant competitive pressures in our businesses and (xxvi) cyclicality of the insurance industry. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Critical Factors Affecting Results” in Item 7 and “Risk Factors” in Item 1A of this Form 10-K.

ii

PART I

Item 1. Business

Assurant, Inc. (“Assurant” or the “Company”) is a Delaware corporation formed in connection with the initial public offering (“IPO”) of its common stock, which began trading on the New York Stock Exchange on February 5, 2004. Prior to the IPO, Fortis, Inc., a Nevada corporation, formed Assurant and merged into it on February 4, 2004.

Assurant is a provider of specialized insurance products and related services in North America and select worldwide markets. Our four operating segments—Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits—partner with clients who are leaders in their industries and build leadership positions in a number of specialty insurance market segments in the United States of America (“U.S.”) and select worldwide markets. These segments provide debt protection administration, credit-related insurance, warranties and service contracts, pre-funded funeral insurance, lender–placed homeowners insurance, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance, and group life insurance.

Assurant’s mission is to be the premier provider of specialized insurance products and related services in North America and select international markets. To achieve this mission, we focus on the following areas:

Building and maintaining a portfolio of specialty insurance businesses—Our four operating segments are focused on serving specific sectors of the insurance market. We believe that the diversity of our businesses allows us to maintain a greater level of financial stability because our businesses will generally not be affected in the same way by the same economic and operating trends.

Leveraging a set of core capabilities for competitive advantage—We pursue a strategy of building leading positions in specialized market segments for insurance products and related services in North America as well as select international markets. In these markets, we seek to apply our core capabilities to create a competitive advantage—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise that are advantages within each of our businesses. We seek to generate attractive returns by building on specialized market knowledge, well-established distribution relationships and, in some businesses, economies of scale.

Managing targeted growth initiatives—Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our businesses. Our mergers and acquisitions process targets new business that supports our existing business model. We establish performance goals in our short-term incentive compensation plan for senior management based on growth in targeted areas.

Identifying and adapting to evolving market needs—Assurant’s businesses strive to adapt to changing market conditions by tailoring product and service offerings to specific client and customer needs. By understanding the dynamics of our core markets, we seek to design innovative products and services that will enable us to sustain long-term profitable growth and market leading positions.

Competition

Assurant’s businesses focus on niche products and related services within broader insurance markets. Although we face competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines. The business lines in which we operate are generally characterized by a limited number of competitors. Competition in each business is based on a number of factors, including quality of service, product features, price, scope of distribution, financial strength ratings and name recognition. The relative importance of these factors varies by product and market. We compete for customers and distributors with insurance companies and other financial services companies in our businesses.

Competitors of Assurant Solutions and Assurant Specialty Property include insurance companies and financial institutions. Assurant Health’s main competitors are other health insurance companies, Health Maintenance Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in states where we write business. Assurant Employee Benefits’ competitors include other benefit and life insurance companies, dental managed care entities and not-for-profit dental plans.

Segments

For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 23 to the Consolidated Financial Statements included elsewhere in this report.

Assurant Solutions

	For the Years Ended
	December 31, 2010	December 31, 2009
Gross written premiums for selected product groupings (1):
Domestic extended service contracts and warranties (2)	$1,193,423	$1,012,670
International extended service contracts and warranties (2)	523,382	462,964
Preneed life insurance (face sales)	734,884	512,366
Domestic credit insurance	422,825	526,532
International credit insurance	968,878	843,225
Net earned premiums and other considerations	$2,484,299	$2,671,041
Segment net income	$103,206	$120,052
Equity(3)	$1,448,684	$1,653,817

(1)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsure a portion of their premiums to third parties and to insurance subsidiaries of its clients.
(2)	Extended service contracts include warranty contracts for products such as cellular phones, personal computers, consumer electronics and appliances.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Solutions targets growth in three key product areas: domestic and international extended service contracts (“ESC”) and warranties; preneed life insurance; and international credit insurance.

ESC and Warranties: Through partnerships with leading retailers and original equipment manufacturers, we underwrite and provide administrative services for extended service contracts and warranties. These contracts provide consumers with coverage on appliances, consumer electronics, personal computers, cellular phones, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of damages due to mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to provide service to our clients that addresses all aspects of the warranty or extended service contract, including program design and marketing strategy. We provide administration, claims handling and customer service. We believe that we maintain a differentiated position in this marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

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

Regulatory changes have reduced the demand for credit insurance in the United States. Consequently, we have seen a reduction in domestic gross written premiums generated in the credit insurance market, a trend, we expect to continue.

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term relationships with leading distributors of its products and services. We partner with some of the largest consumer electronics and appliance retailers and original equipment manufacturers to market our extended service contract and warranty products.

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

In January 2009, we entered into an agreement to market, administer and underwrite ESC products to Whirlpool Corporation (“Whirlpool”) appliance customers in the U.S. and Canada. Whirlpool is a leading manufacturer and marketer of major home appliances.

On September 26, 2008, the Company acquired the Warranty Management Group business from GE Consumer & Industrial, a unit of General Electric Co. (“GE”). The Company paid GE $140,000 in cash for the sale, transfer and conveyance of certain assets and assumed certain liabilities. As part of the acquisition, the Company entered into a new 10-year agreement to market extended warranties and service contracts on GE-branded major appliances in the U.S. and included warranty distribution agreements with two existing retail customers. In connection with the acquisition of this business, the Company recorded $126,840 of amortizable intangible assets and $13,160 of goodwill. We recorded a charge of $30,948 (after-tax) in the fourth quarter of 2010 for the impairment of a portion of the intangible asset. The impairment charge resulted from the receipt, on November 30, 2010, from one of the retail customers of notification of non-renewal of a block of the acquired business effective June 1, 2011. We do not expect the lapse of the contract to have a material impact on Assurant Solutions’ profitability in 2011.

On October 1, 2008, the Company completed the acquisition of Signal Holdings LLC (“Signal”), a leading provider of wireless handset protection programs and repair services. The Company paid $257,400 in cash for the acquisition, transfer and conveyance of certain assets and assumed certain liabilities. Signal services extended service contracts for 4.2 million wireless subscribers.

Underwriting and Risk Management

We write a significant portion of our contracts on a retrospective commission basis. This allows us to adjust commissions based on claims experience. Under these commission arrangements, the compensation of our clients is based upon the actual losses incurred compared to premiums earned after a specified net allowance to us. We believe that these arrangements better align our clients’ interests with ours and help us to better manage risk exposure.

Profits from our preneed life insurance programs are generally earned from interest rate spreads—the difference between the death benefit growth rates on underlying policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we regularly adjust pricing to reflect changes in new money yields.

Assurant Specialty Property

	For the Years Ended
	December 31, 2010	December 31, 2009
Net earned premiums and other considerations by major product grouping:
Homeowners (lender-placed and voluntary)	$1,342,791	$1,369,031
Manufactured housing (lender-placed and voluntary)	220,309	219,960
Other (1)	390,123	358,538

Total	1,953,223	$1,947,529

Segment net income	$424,287	$405,997
Loss ratio (2)	35.1%	34.1%
Expense ratio (3)	39.5%	41.5%
Combined ratio (4)	73.3%	74.7%
Equity (5)	$1,134,432	$1,184,798

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table)
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table)
(5)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Specialty Property’s business strategy is to pursue long-term growth in lender-placed homeowners insurance and expand its strategy into other emerging markets with similar characteristics, such as lender-placed flood insurance, lender-placed automobile and renters insurance. Assurant Specialty Property also writes other specialty products.

Lender-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered through our lender-placed programs. The lender-placed program provides collateral protection to our mortgage lending and servicing clients in the event that a homeowner does not maintain insurance on a mortgaged dwelling. The majority of our mortgage lending and servicing clients outsource their insurance processing to us. We also provide insurance to some of our clients on properties that have been foreclosed and are being managed by our clients. This type of insurance is called Real Estate Owned (“REO”) insurance. This market experienced growth increases in recent years as a result of the housing crisis, but is now stabilizing.

We use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to continuously monitor the clients’ mortgage portfolios and verify the existence of insurance on each mortgaged property. We earn fee income for these administration services. In the event that mortgagees do not maintain adequate insurance coverage, we initiate an extensive communication process with the mortgagee. If the mortgagee does not take action we will issue an insurance certificate on the property on behalf of the creditor.

Lender-placed and voluntary manufactured housing insurance: The next largest product line within Assurant Specialty Property is manufactured housing insurance, offered on a lender-placed and voluntary basis. Lender-placed insurance is issued after an insurance tracking process similar to that described above. The tracking is performed by Assurant Specialty Property using a proprietary insurance tracking administration system, or by the lenders themselves. A number of manufactured housing retailers in the U.S. use our proprietary premium rating technology to assist them in selling property coverages at the point of sale.

Other insurance: We believe there are opportunities to apply our lender-placed business model to other products and services. We have developed products in adjacent and emerging markets, such as the lender-placed flood, lender-placed automobile and mandatory insurance rental markets. We also act as an administrator for the U.S. Government under the voluntary National Flood Insurance Program, for which we earn a fee for collecting premiums and processing claims. The business is 100% reinsured to the Federal Government.

Marketing and Distribution

Assurant Specialty Property establishes long-term relationships with leading mortgage lenders and servicers. The majority of our lender-placed agreements are exclusive. Typically these agreements have terms of three to five years and allow us to integrate our systems with those of our clients.

We offer our manufactured housing insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. The independent specialty agents distribute flood products and miscellaneous specialty property products. Renters insurance is distributed primarily through property management companies and affinity marketing partners.

Underwriting and Risk Management

Our lender-placed homeowners insurance program and certain of our manufactured home products are not underwritten on an individual policy basis. Contracts with our clients require us to automatically issue these policies when a borrower’s insurance coverage is not maintained. These products are priced to factor in the lack of individual policy underwriting. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints.

Because several of our product lines (such as homeowners, manufactured home, and other property policies) are exposed to catastrophic risks, we purchase reinsurance coverage to protect the capital of Assurant Specialty Property and to mitigate earnings volatility. Our reinsurance program generally incorporates a provision to allow the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year.

Assurant Health

	For the Years Ended
	December 31, 2010	December 31, 2009
Net earned premiums and other considerations:
Individual markets:
Individual medical	$1,289,181	$1,270,198
Short-term medical	85,824	104,238

Subtotal	1,375,005	1,374,436
Small employer group medical	489,117	505,192

Total	$1,864,122	$1,879,628

Segment net income (loss)	$54,029	$(30,220)
Loss ratio (1)	69.9%	75.0%
Expense ratio (2)	29.7%	31.5%
Combined ratio (3)	98.1%	105.0%
Equity (4)	$402,166	$309,206

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table)
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table)
(4)	Equity excludes accumulated other comprehensive income.

Product and Services

Assurant Health competes in the individual medical insurance market by offering medical insurance and short-term medical insurance to individuals and families. Our products are offered with different plan options to meet a broad range of customer needs and levels of affordability. Assurant Health also offers medical insurance to small employer groups.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and its companion bill the Health Care and Education Reconciliation Act (together, the “Affordable Care Act”), which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including limitations on the amount of compensation that is tax deductible and new fees which may not be deductible for income tax purposes.

The legislation will also impose new requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on product pricing.

Although the National Association of Insurance Commissioners (the “NAIC”) has issued model regulations and the Department of Health and Human Services (“HHS”) has issued interim final regulations to implement the minimum medical loss ratio (“MLR”) and rebate provisions of the Affordable Care Act, certain issues remain to be fully resolved, including issues arising from possible further requests by state insurance commissioners for relief from the MLR and the response from the Secretary of HHS to such requests.

During Second Quarter 2010, we completed an extensive review of our Assurant Health business and considered a number of possible future strategies. Three critical themes emerged from our review: we believe significant opportunities will exist to sell individual medical insurance products, although the dynamics and characteristics of the post-reform market will be different; specialty expertise will still be required; and we believe that we can earn adequate profits in this business over the long-term, without making large commitments of capital. In order to do so, we will have to reduce operating and distribution costs and modify our product lines. Such changes are underway. We may refine our strategy as new regulations are issued or additional regulatory agency actions are taken in the wake of the Affordable Care Act. The full impact of the Affordable Care Act will not be known for many years, as it becomes effective at various dates over the next several years. We believe that the Affordable Care Act will lead to sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry.

Individual Medical: Our medical insurance products are sold to individuals, primarily between the ages of 18 and 64, and their families, who do not have employer-sponsored coverage. We offer a wide variety of benefit plans at different price points, which allow customers to tailor their coverage to fit their unique needs.

Small Employer Group Medical: Our group medical insurance is primarily sold to small companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2010, our average group size was approximately five employees.

Marketing and Distribution

Our health insurance products are principally marketed through a network of independent agents. We also market through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. In addition, we market our products through North Star Marketing, a wholly-owned affiliate that seeks business directly from independent agents. Since 2000, we have had an exclusive national marketing agreement with a major mutual insurance company whose captive agents market our individual health products. This agreement will expire in September 2018 and allows either company to exit the agreement with six months notice. We provide many of our products through a well-known association’s administrator under an agreement that automatically renews annually. We also have a long-term relationship with a national marketing organization with more than 50 offices.

Underwriting and Risk Management

Following the passage of the Affordable Health Care Act, many of the traditional risk management techniques used to manage the risks of providing health insurance have become less relevant. The Act places several constraints on underwriting and mandates minimum levels of benefits for most medical coverage. It also imposes minimum loss ratio standards on many of our policies. Assurant Health has taken steps to adjust its products, pricing and business practices to comply with the new requirements.

Please see “Management’s Discussion and Analysis—Assurant Health” and “Risk Factors—Risks Related to our Industry—Reform of the health insurance industry could make our health insurance business unprofitable” for further details.

Assurant Employee Benefits

	For the Years Ended
	December 31, 2010	December 31, 2009
Net Earned Premiums and Other Considerations:
Group dental	$420,690	$425,288
Group disability	488,813	434,381
Group life	191,892	192,468

Total	$1,101,395	$1,052,137

Segment net income	$63,538	$42,156
Loss ratio (1)	69.6%	72.0%
Expense ratio (2)	35.1%	36.4%
Equity (3)	$582,574	$537,041

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table)
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

We focus on the needs of businesses with fewer than 500 employees. We believe that our small group risk selection expertise, administrative systems, and strong relationships with brokers who work primarily with small businesses give us a competitive advantage versus other carriers.

We offer group disability, dental, vision, life and supplemental worksite products as well as individual dental products. The group products are offered with funding options ranging from fully employer-paid to fully employee-paid (voluntary). In addition, we reinsure disability and life products through our wholly owned subsidiary, Disability Reinsurance Management Services, Inc. (“DRMS”).

Group Disability: Group disability insurance provides partial replacement of lost earnings for insured employees who become disabled, as defined by their plan provisions. Our products include both short- and long-term disability coverage options. We also reinsure disability policies written by other carriers through our DRMS subsidiary.

Group Dental: Dental benefit plans provide funding for necessary or elective dental care. Customers may select a traditional indemnity arrangement, a PPO arrangement, or a prepaid or managed care arrangement. Coverage is subject to deductibles, coinsurance and annual or lifetime maximums. In a prepaid plan, members must use participating dentists in order to receive benefits.

Success in the group dental business is heavily dependent on a strong provider network. Assurant Employee Benefits owns and operates Dental Health Alliance, L.L.C., a leading dental PPO network. We also have an agreement with Aetna, extending through 2012, that allows us to use Aetna’s Dental Access® network, which we believe increases the attractiveness of our products in the marketplace.

Group Vision: Fully-insured vision coverage is offered through our agreement with Vision Service Plan, Inc. (“VSP”), a leading national supplier of vision insurance. Our plans cover eye exams, glasses, and contact lenses and are usually sold in combination with one or more of our other products.

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

Supplemental Worksite Products: In addition to the traditional voluntary products, we provide group critical illness, cancer, accident, and gap insurance. These products are generally paid for by the employee through payroll deduction, and the employee is enrolled in the coverage(s) at the worksite.

Marketing and Distribution

Our products and services are distributed through a group sales force located in 34 offices near major metropolitan areas. Our sales representatives distribute our products and services through independent brokers and employee-benefits advisors. Daily account management is provided through the local sales offices, further supported by regional sales support centers and a home office customer service department. Compensation of brokers in some cases includes an annual performance incentive, based on volume and retention of business.

DRMS provides turnkey group disability and life insurance solutions to insurance carriers that want to supplement their core product offerings. Our services include product development, state insurance regulatory filings, underwriting, claims management, and other functions typically performed by an insurer’s back office. Assurant Employee Benefits reinsures the risks written by DRMS’ clients, with the clients generally retaining shares ranging from 10% to 60% of the risk.

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

Ratings

Independent rating organizations periodically review the financial strength of insurers, including our insurance subsidiaries. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders. These ratings are not applicable to our common stock or debt securities. Ratings are an important factor in establishing the competitive position of insurance companies.

Rating agencies also use an “outlook statement” of “positive”, “stable”, “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a stable outlook to indicate that the rating is not expected to change; however, a stable rating does not preclude a rating agency from changing a rating at any time, without notice.

Most of our active domestic operating insurance subsidiaries are rated by the A.M. Best Company (“A.M. Best”). In addition, six of our domestic operating insurance subsidiaries are also rated by Moody’s Investor Services (“Moody’s”) and seven are rated by Standard & Poor’s Inc., a division of McGraw Hill Companies, Inc. (“S&P”).

For further information on the risks of ratings downgrades, see “Item 1A—Risk Factors—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries.”

The following table summarizes our outlook statement and financial strength ratings as of December 31, 2010:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)

Outlook	Stable	Stable	(4)

Company
American Bankers Insurance Company	A	A2	A-
American Bankers Life Assurance Company	A-	A3	A-
American Memorial Life Insurance Company	A-	N/A	A-
American Reliable Insurance Company	A	N/A	N/A
American Security Insurance Company	A	A2	A-
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
John Alden Life Insurance Company	A-	A3	BBB+
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Time Insurance Company	A-	A3	BBB+
UDC Dental California	A-	N/A	N/A
Union Security Dental Care New Jersey	A-	N/A	N/A
Union Security Insurance Company	A-	A3	A-
Union Security Life Insurance Company of New York	A-	N/A	N/A
United Dental Care of Arizona	A-	N/A	N/A
United Dental Care of Colorado	A-	N/A	N/A
United Dental Care of Michigan	NR-3	N/A	N/A
United Dental Care of Missouri	A-	N/A	N/A
United Dental Care of New Mexico	A-	N/A	N/A
United Dental Care of Ohio	NR-3	N/A	N/A
United Dental Care of Texas	A-	N/A	N/A
United Dental Care of Utah	NR-3	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)	A.M. Best financial strength ratings range from “A++” (superior) to “S” (suspended). Ratings of A and A- fall under the “excellent” category, which is the second highest of ten ratings categories. A rating of NR-3 indicates that the company is not rated because the rating procedure is inapplicable.
(2)	Moody’s insurance financial strength ratings range from “Aaa” (exceptional) to “C” (extremely poor). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of A2 and A3 are considered “good” and fall within the third highest of the nine ratings categories.
(3)	S&P’s insurer financial strength ratings range from “AAA” (extremely strong”) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A- (“strong”) and BBB+(“adequate”) are within the third and fourth highest of the nine ratings categories, respectively.
(4)	S & P has a stable outlook on all of the ratings of the Companies, except for John Alden Life Insurance Company and Time Insurance Company, which have a negative outlook.

Enterprise Risk Management

As an insurer, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A, “Risk Factors.” Enterprise risk management (“ERM”) is, therefore, a key component of our business strategies, policies, and procedures. Our ERM process is an iterative approach with the following key phases:

1.	Risk identification;
2.	High-level estimation of risk likelihood and severity;
3.	Risk prioritization at the business and enterprise levels;
4.	Scenario analysis and quantitative impact modeling for key enterprise risks;
5.	Utilization of quantitative results and subject matter expert opinion to help guide business strategy and decision making;

Through our ERM process and our enterprise risk quantification model we monitor a variety of risk metrics on an ongoing basis, with a particular focus on impact to net income (both GAAP and Statutory), company value and the potential need for capital infusions to subsidiaries under severe stress scenarios.

The Company’s ERM activities are coordinated by an Enterprise Risk Management Committee (“ERMC”), which includes managers from across the Company with knowledge of the Company’s business activities. The ERMC develops risk assessment and risk management policies and procedures. It facilitates the identification, reporting and prioritizing of risks faced by the company, and is responsible for promoting a risk-aware culture throughout the organization. The ERMC also coordinates with each of the Company’s four Business Unit Risk Committees (“BURCs”), which meet regularly and are responsible for the identification of significant risks affecting their respective business unit. Those risks which meet our internally-defined escalation criteria, including emerging risks, are then reported to the ERMC.

Our Board of Directors and senior management are responsible for overseeing significant enterprise risks. The ERMC reports regularly to the Chief Executive Officer and presents its work periodically to both the Board of Directors and the Audit Committee.

Through the use of regular committee meetings, business unit and enterprise risk inventory templates, risk dashboards, hypothetical scenario analysis, and quantitative modeling, the Company strives to identify, track, quantify, communicate and manage our key risks within prescribed tolerances.

Our ERM process continues to evolve, and, when appropriate, we incorporate methodology changes, policy modifications and emerging best practices on an ongoing basis.

Regulation

The Company is subject to extensive federal, state and international regulation and supervision in the jurisdictions where it does business. Regulations vary from jurisdiction to jurisdiction. The following is a summary of significant regulations that apply to our businesses and is not intended to be a comprehensive review of every regulation to which the Company is subject. For information on the risks associated with regulations applicable to the Company, please see Item 1A, “Risk Factors.”

U.S. Insurance Regulation

We are subject to the insurance holding company laws in the states where our insurance companies are domiciled. These laws generally require insurance companies within the insurance holding company system to register with the insurance departments of their respective states of domicile and to furnish reports to such insurance departments regarding capital structure, ownership, financial condition, general business operations and intercompany transactions. These laws also require that transactions between affiliated companies be fair and equitable. In addition, certain intercompany transactions, changes of control, certain dividend payments and transfers of assets between the companies within the holding company system are subject to prior notice to, or approval by, state regulatory authorities.

Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. In general, this regulation is designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers with respect to such things as:

•	licensing and authorizing companies and intermediaries (including agents and brokers) to transact business;

•	regulating capital, surplus and dividend requirements;

•	regulating underwriting limitations;

•	regulating companies’ ability to enter and exit markets or to provide, terminate or cancel certain coverages;

•	imposing statutory accounting and annual statement disclosure requirements;

•	approving policy forms and mandating certain insurance benefits;

•	regulating premium rates, including the ability to disapprove or reduce the premium rates companies may charge;

•	regulating claims practices;

•	regulating certain transactions between affiliates;

•	regulating the content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases; and

•	regulating market conduct and sales practices of insurers and agents.

Dividend Payment Limitations. The Company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. The ability to pay such dividends and to make such other payments is regulated by the states in which our subsidiaries are domiciled. These dividend regulations vary from state to state and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For more information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements.”

Risk Based Capital Requirements. In order to enhance the regulation of insurer solvency, the NAIC has established certain risk-based capital standards applicable to life, health and property and casualty insurers. Risk-based capital, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, claim, expense and reserve items. Factors are higher for items which in the NAIC’s view have greater underlying risk. The NAIC periodically reviews the risk-based capital formula and changes to the formula could occur in the future.

Investment Regulation. Insurance company investments must comply with applicable laws and regulations that prescribe the kind, quality and concentration of investments. These regulations require diversification of insurance company investment portfolios and limit the amount of investments in certain asset categories.

Financial Reporting. Regulators closely monitor the financial condition of licensed insurance companies and our insurance subsidiaries are required to file periodic financial reports with insurance regulators. Moreover, states regulate the form and content of these statutory financial statements.

Products and Coverage. Insurance regulators have broad authority to regulate many aspects of our products and services. For example, some jurisdictions require insurers to provide coverage to persons who would not be considered eligible insurance risks under standard underwriting criteria, dictating the types of insurance and the level of coverage that must be provided to such applicants. Additionally, certain non-insurance products and services, such as service contracts, may be regulated by regulatory bodies other than departments of insurance.

Pricing and Premium Rates. Nearly all states have insurance laws requiring insurers to file price schedules and policy forms with the state’s regulatory authority. In many cases, these price schedules and/or policy forms must be approved prior to use, and state insurance departments have the power to disapprove increases or require decreases in the premium rates we charge.

Market Conduct Regulation. Activities of insurers are highly regulated by state insurance laws and regulations, which govern the form and content of disclosure to consumers, advertising, sales practices and complaint handling. State regulatory authorities enforce compliance through periodic market conduct examinations.

Guaranty Associations and Indemnity Funds. Most states require insurance companies to support guaranty associations or indemnity funds, which are established to pay claims on behalf of insolvent insurance companies. These associations may levy assessments on member insurers. In some states member insurers can recover a portion of these assessments through premium tax offsets and/or policyholder surcharges.

Insurance Regulatory Initiatives. The NAIC and state insurance regulators have considered and are considering various proposals that may alter or increase state authority to regulate insurance companies and insurance holding companies. Please see Item 1A, “Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.

Federal Regulation

Patient Protection and Affordable Care Act. Although health insurance is generally regulated at the state level, recent legislative actions were taken at the federal level that impose added restrictions on our business, in particular Assurant Health and Assurant Employee Benefits. In March 2010, President Obama signed the Affordable Care Act into law. Provisions of the Affordable Care Act and related reforms have and will become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry. Although we cannot predict or quantify the precise effects of the Affordable Care Act on our business, they will include, in particular, a requirement that we pay rebates to customers if the loss ratios for some of our products lines are less than specified percentages; the need to reduce commissions, and the consequent risk that insurance producers may sell less of our products than they have in the past; changes in the benefits provided under some of our products; limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion as it applies to enrollees under the age of 19 who apply for coverage; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, after January 1, 2014, elimination of our ability to underwrite health insurance products with certain narrow exceptions; a requirement to offer coverage to any person who applies for such coverage; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; new and higher taxes and fees; and the need to operate with a lower expense structure at both the business segment and enterprise level.

Employee Retirement Income Security Act. Because we provide products and services for certain U.S. employee benefit plans, we are subject to regulation under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA places certain requirements on how our Company may do business with employers that maintain employee benefit plans covered by ERISA. Among other things, regulations under

ERISA set standards for certain notice and disclosure requirements and for claim processing and appeals. In addition, some of our administrative services and other activities may also be subject to regulation under ERISA.

HIPAA, HITECH Act and Gramm-Leach-Bliley Act. The Health Insurance Portability and Accountability Act of 1996, along with its implementing regulations (“HIPAA”), impose various requirements on health insurers, HMOs, health plans and health care providers. Among other things, Assurant Health is subject to HIPAA regulations requiring certain guaranteed issuance and renewability of health insurance coverage for individuals and small groups (generally groups with 50 or fewer employees) and limitations on exclusions based on pre-existing conditions.

HIPAA also imposes requirements on health insurers, health plans and health care providers to ensure the privacy and security of protected health information. These privacy and security provisions were further expanded by the privacy provisions contained in the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which enhances penalties for violations of HIPAA and requires regulated entities to provide notice of security breaches of protected health information to individuals and HHS. In addition, certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act, which, along with regulations adopted thereunder, generally requires insurers to provide customers with notice regarding how their non-public personal health and financial information is used, and to provide them with the opportunity to “opt out” of certain disclosures.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements comprehensive changes to the regulation of financial services in the U.S. Among other things, Congress created the Consumer Financial Protection Bureau (the “CFPB”). While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulations promulgated by the CFPB may extend its authority more broadly to cover these products and thereby affect the Company or our clients.

International Regulation

We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include anti-corruption laws; solvency regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations.

In addition to the U.S., the Company operates in Canada, the U.K., Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Mexico and China, and our operations are supervised by regulatory authorities of these jurisdictions. For example, our operations in the U.K. are subject to regulation by the Financial Services Authority (the “FSA”). Insurers authorized by the FSA are generally permitted to operate throughout the rest of the European Union, subject to satisfying certain FSA requirements and, in some cases, meeting additional local regulatory requirements.

We are also subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act of 1977 (the “FCPA”) regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices. In addition, the U.K. Anti-Bribery Act, which should become effective during 2011, has wide jurisdiction over certain activities that affect the U.K.

Securities and Corporate Governance Regulation

As a company with publicly-traded securities, Assurant is subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”) relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. Additionally, Assurant, Inc. is subject to the corporate governance laws of Delaware, its state of incorporation.

Environmental Regulation

Because we own and operate real property, we are subject to federal, state and local environmental laws. Potential environmental liabilities and costs in connection with any required remediation of such properties is an inherent risk in property ownership and operation. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup, which could have priority over the lien of an existing mortgage against the property and thereby impair our ability to foreclose on that property should the related loan be in default. In addition, under certain circumstances, we may be liable for the costs of addressing releases or threatened releases of hazardous substances at properties securing mortgage loans held by us.

Other Information

Customer Concentration

In the opinion of Company’s management, there is no single customer or group of affiliated customers whose loss would have a material adverse effect on the Company. No one customer or group of affiliated customers accounts for 10% or more of the Company’s consolidated revenues.

Employees

We had approximately 14,000 employees as of February 15, 2011. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.

Sources of Liquidity

For a discussion of the Company’s sources and uses of funds, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note 15 to the Consolidated Financial Statements contained elsewhere in this report.

Taxation

For a discussion of tax matters affecting the Company and its operations, see Note 8 to the Consolidated Financial Statements contained elsewhere in this report.

Financial Information about Reportable Business Segments

For financial information regarding reportable business segments of the Company, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 23 to the Consolidated Financial Statements contained elsewhere in this report.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our Directors and Officers and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the SEC website at www.sec.gov. These documents are also available free of charge through the Investor Relations page of our website (www.assurant.com) as soon as reasonably practicable after filing. Other information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors.

Risks Related to Our Company

Our revenues and profits may decline if we were unable to maintain relationships with significant clients, distributors and other parties important to the success of our business.

Our relationships and contractual arrangements with significant clients, distributors, original equipment manufacturers and other parties with whom we do business are important to the success of our segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive relationships with mortgage lenders and manufactured housing lenders, manufacturers and property managers. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well-known association through which we provide many of our individual health insurance products. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

Although we believe we have generally been successful in maintaining our clients, distribution and associated relationships, if these parties decline to renew or seek to terminate these arrangements or seek to renew these contracts on terms less favorable to us, our results of operations and financial condition could be materially adversely affected. For example, a loss of one or more of the discount arrangements with PPOs could lead to higher medical or dental costs and/or a loss of members to other medical or dental plans. In addition, we are subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if one or more of our clients or distributors consolidate or align themselves with other companies, we may lose business or suffer decreased revenues.

Sales of our products and services may be reduced if we are unable to attract and retain sales representatives or to develop and maintain distribution sources.

We distribute our insurance products and services through a variety of distribution channels, including independent employee benefits specialists, brokers, managing general agents, life agents, financial institutions, mortgage lenders and servicers, retailers, funeral homes, association groups and other third-party marketing organizations.

Our relationships with these distributors are significant both for our revenues and profits. We do not distribute our insurance products and services through captive or affiliated agents. In Assurant Health, we depend in large part on the services of independent agents and brokers and on associations in the marketing of our products. In Assurant Employee Benefits, independent agents and brokers who act as advisors to our customers market and distribute our products. Strong competition exists among insurers to form relationships with agents and brokers of demonstrated ability. We compete with other insurers for relationships with agents, brokers, and other intermediaries primarily on the basis of our financial position, support services, product features, and more generally through our ability to meet the needs of their clients, our customers. Independent agents and brokers are typically not exclusively dedicated to us, but instead usually also market the products of our competitors and therefore we face continued competition from our competitors’ products. Moreover, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment in which we and such agents and brokers operate.

The minimum loss ratios imposed by the Affordable Care Act have compelled health insurers to decrease broker commission levels. Similarly, the Company recently decreased its commission levels for distribution channels that market Assurant Health’s individual medical and small employer group medical products. Although the Company believes that its revised commission schedule is competitive with those of other health insurers adapting to the new reform environment, this reduction could pressure our relationship with the distribution channels that we rely on to market our Assurant Health products and/or our ability to attract new brokers and agents, which could materially adversely affect our results of operations and financial condition. In addition, many of the agents and brokers who distribute Assurant Employee Benefits products make a large part of their living from sales of health insurance. To the extent that some of them decide to pursue other occupations, the resulting loss of distribution could have a material adverse impact on the sales of Assurant Employee Benefits’ products.

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

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, continuing high unemployment, or disruptive geopolitical events could contribute to increased volatility and diminished expectations for the economy and the markets, including the market for our stock. These conditions could also affect all of our business segments. Specifically, during periods of economic downturn:

•

individuals and businesses may (i) choose not to purchase our insurance products, warranties and other related products and services, (ii) terminate existing policies or contracts or permit them to lapse, (iii) choose to reduce the amount of coverage they purchase, and (iv) in the case of business customers of Assurant Health or Assurant Employee Benefits, have fewer employees requiring insurance coverage due to reductions in their staffing levels;

•

clients are more likely to experience financial distress or declare bankruptcy or liquidation which could have an adverse impact on the remittance of premiums from such clients as well as the collection of receivables from such clients for items such as unearned premiums;

•	disability insurance claims and claims on other specialized insurance products tend to rise;

•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment and disability levels;

•	there is an increased risk of fraudulent insurance claims;

•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits; and

•

substantial decreases in loan availability and origination could reduce the demand for credit insurance that we write or debt cancellation or debt deferment products that we administer, and on the placement of hazard insurance under our lender-placed insurance programs.

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

Goodwill represented $619,779 of our $26,397,018 in total assets as of December 31, 2010. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Based on our 2010 annual goodwill impairment test, we determined that our Assurant Health and Assurant Employee Benefits reporting units experienced an impairment of $306,381. Based on the same test, it was determined that the goodwill assigned to our other two reporting units were not impaired. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7—MD&A—Critical Factors Affecting Results—Value and Recoverability of Goodwill.”

Competitive pressures or regulators could force us to reduce our rates.

The premiums we charge are subject to review by regulators. If they consider our loss ratios to be too low, they could require us to reduce our rates. In addition, competitive conditions may put pressure on our rates. In either case, significant rate reductions could materially reduce our profitability.

Catastrophe losses, including man-made catastrophe losses, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Our insurance operations expose us to claims arising out of catastrophes, particularly in our homeowners, life and other personal lines of business. We have experienced, and expect to experience, catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, severe winter weather, fires, epidemics and the long-term effects of climate change, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives, and the effects of inflation could increase the severity of claims from future catastrophes.

Catastrophe losses can vary widely and could significantly exceed our expectations. They may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or materially adversely affect our financial condition. Our ability to write new business also could be affected.

Because Assurant Specialty Property’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our concentration in certain catastrophe-prone states like Florida, California and Texas may increase in the future. Furthermore, the withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas and may negatively affect our loss experience.

The exact impact of the physical effects of climate change is uncertain. It is possible that changes in the global climate may cause long-term increases in the frequency and severity of storms, resulting in higher catastrophe losses, which could materially affect our results of operations and financial condition.

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

We may also lose premium income due to a large-scale business interruption caused by a catastrophe combined with legislative or regulatory reactions to the event.

A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. In 2010 for example, Moody’s lowered the financial strength rating of our rated life and health insurance subsidiaries from A2 to A3 and lowered the senior debt rating of Assurant, Inc. from Baa1 to Baa2, citing uncertainty surrounding the viability of several of the Company’s core insurance products as a result of changes in the health insurance marketplace due to the Affordable Care Act. S&P currently has a negative outlook on our two principal health insurance subsidiaries, citing uncertainty of operating performance under the Affordable Care Act.

Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies or regulators could also increase capital requirements for the Company or its subsidiaries. Any reduction in our ratings could materially adversely affect the demand for our products from intermediaries and consumers, and materially adversely affect our results. In addition, any reduction in our financial strength ratings could materially adversely affect our cost of borrowing.

As of December 31, 2010, contracts representing approximately 17% of Assurant Solutions’ and 24% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

Additionally, certain contracts in the DRMS business, representing approximately 7% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2010 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and, in some instances, recapture in-force business if the ratings of applicable subsidiaries fall below “A-”. Similarly, distribution and service agreements representing approximately 17% of Assurant Health’s net earned premiums for the year ended December 31, 2010 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better, for the distribution agreements, or “B+” or better, for the service agreement. If the ratings of applicable Assurant Health subsidiaries fall below these threshold ratings levels, distribution and service partners could terminate their agreements. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.

The global capital and credit markets experienced extreme volatility and disruption during 2008 and through early 2009. In many cases, companies’ ability to raise money was severely restricted. Although conditions in the capital and credit markets have improved significantly, they could again deteriorate. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments.

If our access to capital markets is restricted, our cost of capital could go up, thus decreasing our profitability and reducing our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by disruptions in the capital markets.

The value of our investments could decline, affecting our profitability and financial strength.

Investment returns are an important part of our profitability. Significant fluctuations in the fixed maturity market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities prior to maturity, causing us to incur capital losses. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

The performance of our investment portfolio is subject to continuing fluctuations due to changes in interest rates and market conditions.

Changes in interest rates can materially adversely affect the performance of some of our investments. Interest rate volatility can increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 81% of the fair value of our total investments as of December 31, 2010.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our balance sheet. Their fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income from fixed-maturity investments increases or decreases directly with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An increase in interest rates will also increase the net unrealized losses in our current investment portfolio.

We employ asset/liability management strategies to reduce the adverse effects of interest rate volatility and to increase the likelihood that cash flows are available to pay claims as they become due. Our asset/liability management strategies may fail to eliminate or reduce the adverse effects of interest rate volatility, and significant fluctuations in the level of interest rates may have a material adverse effect on our results of operations and financial condition. If our investment portfolio is not appropriately matched with our insurance liabilities, we could also be forced to liquidate investments prior to maturity at a significant loss to pay claims and policyholder benefits.

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

Assurant Employee Benefits calculates reserves for long-term disability and life waiver of premium claims using net present value calculations based on interest rates at the time reserves are established and expectations regarding future interest rates. Waiver of premium refers to a provision in a life insurance policy pursuant to which an insured with a disability that lasts for a specified period no longer has to pay premiums for the duration of the disability or for a stated period, during which time the life insurance coverage continues. If interest rates decline, reserves for open and/or new claims in Assurant Employee Benefits would need to be calculated using lower discount rates, thereby increasing the net present value of those claims and the required reserves. We expect this to happen in the first quarter of 2011. Depending on the magnitude of the decline, such changes could have a material adverse effect on our results of operations and financial condition. In addition, investment income may be lower than that assumed in setting premium rates.

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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2010, fixed maturity securities represented 79% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments comprise approximately 7% of the fair value of our total investments as of December 31, 2010 and generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 3% of the fair value of our total investments as of December 31, 2010). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of capital than our fixed maturity investments. Recent volatility in the equity markets has led, and may continue to lead, to a decline in the market value of our investments in equity securities.

If treasury rates or credit spreads were to increase, the Company may have additional realized and unrealized investment losses and increases in other-than-temporary impairments. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Changes in facts, circumstances, or critical assumptions could cause management to conclude that further impairments have occurred. This could lead to additional losses on investments. For further details on net investment losses and other-than-temporary-impairments, please see Note 5 to the Consolidated Financial Statements included elsewhere in this report.

Derivative instruments generally present greater risk than fixed maturity investments or equity investments because of their greater sensitivity to market fluctuations. Since August 1, 2003, we have been using derivative instruments to manage the exposure to inflation risk created by our preneed insurance policies that are tied to the CPI. However, the protection provided by these derivative instruments would be limited if there were a sharp increase in inflation on a sustained long-term basis which could have a material adverse effect on our results of operations and financial condition.

Our commercial mortgage loans and real estate investments subject us to liquidity risk.

Our commercial mortgage loans on real estate investments (which represented approximately 10% of the fair value of our total investments as of December 31, 2010) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and/or in a timely manner.

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

Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may weaken our financial strength and reduce our profitability. For more information, please see Item 1, “Business—Regulation—Environmental Regulation.”

Our actual claims losses may exceed our reserves for claims, and this may require us to establish additional reserves that may materially reduce our earnings, profitability and capital.

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Reserves, whether calculated under accounting principles generally accepted in the U.S. (“GAAP”), Statutory Accounting Principles (“SAP”) or accounting principles required in foreign jurisdictions, do not represent an exact calculation of exposure. Reserving is inherently a matter of judgment; our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. We also adjust our reserves from time to time as these factors and our claims experience changes. Reserve development and paid losses exceeding corresponding reserves could have a material adverse effect on our earnings.

We face risks associated with our international operations.

Our international operations face political, legal, operational and other risks that we may not face in our domestic operations. For example, we may face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws; political or economic instability in countries in which we conduct business, including possible terrorist acts; foreign exchange rate fluctuations; diminished ability to legally enforce our contractual rights; differences in cultural environments and unexpected changes in regulatory requirements; exposure to local economic conditions and restrictions on the withdrawal of non-U.S. investment and earnings; and potentially substantial tax liabilities if we repatriate the cash generated by our international operations back to the U.S. If our business model is not successful in a particular country, we may lose all or most of our investment in that country. In addition, as we engage with international clients, we have made certain up-front commission payments, which we may not recover if the business does not materialize as we expect. As our international business grows, we rely increasingly on fronting carriers or intermediaries in other countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business.

For information on the significant international regulations that apply to our Company, please see Item 1, “Business—Regulation—International Regulation.”

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.

While most of our costs and revenues are in U.S. dollars, some are in other currencies. Because our financial results in certain countries are translated from local currency into U.S. dollars upon consolidation, the results of our operations may be affected by foreign exchange rate fluctuations. We do not currently hedge foreign currency risk. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our net assets, net revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. These fluctuations in currency exchange rates may result in gains or losses that materially and adversely affect our results of operations.

Unanticipated changes in tax provisions or exposure to additional income tax liabilities could materially and adversely affect our results.

During 2010, the Company had deferred tax assets related to realized and unrealized capital losses that were generated during 2009 and 2008. In accordance with applicable income tax guidance, the Company must determine whether its ability to realize the value of its deferred tax asset in the future is “more likely than not.” Under the income tax guidance, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The Company increased its valuation allowance by $9,050 during 2010, resulting in a balance of $90,738. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward periods.

In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically on the basis of current business conditions affecting the Company and overall economic conditions. These management judgments are therefore subject to change due to factors that include, but are not limited to, changes in our ability to realize expected capital gains in the foreseeable future or in our ability to execute other tax planning strategies. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods. Any change in the valuation allowance could have a material impact on our results of operations and financial condition.

Additionally, certain limitations on the deductibility of employee compensation due to the Affordable Care Act may affect the deductibility of certain payments made to employees and service providers by various Assurant entities in amounts that have not been determined.

The failure to effectively maintain and modernize our information systems could adversely affect our business.

Our business is dependent upon the ability to keep current with technological advances. Our ability to keep our systems integrated with those of our clients is critical to the success of our business. If we do not effectively maintain our systems and update them to address technological advancements, our relationships and ability to do business with our clients may be adversely affected. We could also experience other adverse consequences, including unfavorable underwriting and reserving decisions, internal control problems and security breaches resulting in loss of data.

We may be unable to accurately price for benefits, claims and other costs, which could reduce our profitability.

Our profitability could vary depending on our ability to predict and price for benefits, claims and other costs including, but not limited to, medical and dental costs and the frequency and severity of property claims. This ability could be affected by factors such as inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions, or new technologies. The inability to accurately price for benefits, claims and other costs could materially adversely affect our results of operations and financial condition.

Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers.

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. Although the reinsurer is liable to us for claims properly ceded under the reinsurance arrangements, we remain liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements therefore do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. The inability to collect amounts due from reinsurers could materially adversely affect our results of operations and our financial condition.

Reinsurance for certain types of catastrophes could become unavailable or prohibitively expensive for some of our businesses. In such a situation, we might also be adversely affected by state regulations that prohibit us from excluding catastrophe exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas.

Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities and, even where highly desirable or necessary, we may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. Inability to obtain reinsurance at favorable rates or at all could cause us to reduce the level of our underwriting commitments, to take more risk, or to incur higher costs. These developments could materially adversely affect our results of operations and financial condition.

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

The A.M. Best ratings of The Hartford and John Hancock are currently A and A+, respectively. A.M. Best downgraded the issuer credit and financial strength ratings of The Hartford from A+ to A in February 2009. Currently, A.M. Best maintains a stable outlook on The Hartford’s financial strength ratings and a negative outlook on John Hancock’s financial strength ratings.

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

In addition, some of our clients, third party administrators and agents collect and report premiums or pay claims on our behalf. These parties’ failure to remit all premiums collected or to pay claims on our behalf on a timely and accurate basis could have an adverse effect on our results of operations.

We face significant competitive pressures in our businesses, which could reduce our profitability.

We compete for customers and distributors with many insurance companies and other financial services companies for business and individual customers, employer and other group customers, agents, brokers and other distribution relationships. Some of our competitors may offer a broader array of products than our subsidiaries or have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources, or higher ratings.

Many of our insurance products, particularly our group benefits and group health insurance policies, are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors, rather than renewing coverage with us. Competition may, as a result, adversely affect the persistency of our policies, as well as our ability to sell products.

Some of our competitors may have a lower target for returns on capital allocated to their business than we do, which may enable them to undercut our prices. In addition, in certain markets, we compete with organizations that have a substantial market share. In particular, certain large competitors of Assurant Health may be able to obtain favorable financial arrangements from health care providers that are unavailable to us, putting us at a competitive disadvantage and potentially adversely affecting our revenues and profits.

In addition, as financial institutions gain experience with debt protection administration, their reliance on third party administrators, such as Assurant Solutions may diminish, thereby reducing our revenues and profits.

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

Failure to protect our clients’ confidential information and privacy could result in the loss of reputation and customers, reduce our profitability and/or subject us to fines, litigation and penalties, and the costs of compliance with privacy and security laws could adversely affect our business.

Our businesses are subject to a variety of privacy regulations and confidentiality obligations. If we do not properly comply with privacy and security laws and regulations that require us to protect confidential information, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), loss of reputation and civil litigation, which could adversely affect our business and results of operations. As have other entities in the health care industry, we have incurred and will continue to incur substantial costs in complying with the requirements of applicable privacy and security laws. For more information on the privacy and security laws that apply to us, please see Item 1, “Business—Regulation.”

We may be unable to grow our business as we would like if we cannot find suitable acquisition candidates at attractive prices or integrate them effectively.

Historically, acquisitions and new ventures have played a significant role in the growth of some of our businesses. We may not be able to identify suitable acquisition candidates or new venture opportunities, to finance or complete such transactions on acceptable terms, or to integrate acquired businesses successfully.

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

The inability of our subsidiaries to pay sufficient dividends to us could prevent us from meeting our obligations and paying future stockholder dividends.

As a holding company whose principal assets are the capital stock of our subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to stockholders and corporate expenses. The ability of our subsidiaries to pay dividends and to make such other payments in the future will depend on their statutory surplus, future statutory earnings and regulatory restrictions. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority over creditors’ claims with respect to the assets and earnings of the subsidiaries. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against their assets or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary, and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before we, as a stockholder, would be entitled to receive any distribution from the subsidiary.

The payment of dividends by any of our regulated insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2011 without regulatory approval, see “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Our credit facilities also contain limitations on our ability to pay dividends to our stockholders if we are in default or such dividend payments would cause us to be in default of our obligations under the credit facilities.

Any additional material restrictions on the ability of insurance subsidiaries to pay dividends could adversely affect our ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses.

The success of our business strategy depends on the continuing service of key executives and the members of our senior management team, and any failure to adequately provide for the succession of senior management and other key executives could have an adverse effect on our results of operations.

Our business and results of operations could be adversely affected if we fail to adequately plan for the succession of our senior management and other key executives. Although we have succession plans for key executives, this does not guarantee that they will stay with us.

Risks Related to Our Industry

Reform of the health insurance industry could make our health insurance business unprofitable.

In March 2010, President Obama signed the Affordable Care Act into law. Provisions of the Affordable Care Act and related reforms have and will become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry. For more information on the Affordable Care Act, please see Item 1, “Business—Regulation—Federal Regulation—Patient Protection and Affordable Care Act.”

The Affordable Care Act requires Assurant Health, for some products, to increase benefits, to limit rescission to cases of intentional fraud and, eventually, to insure pre-existing conditions in all lines of insurance, among other things. If, for those products, Assurant Health’s actual loss ratios fall short of required minimum loss ratios (by state and legal entity), we are required to rebate the difference to consumers. We have made, and are continuing to make, significant changes to the operations and products of Assurant Health to adapt to the new environment. In 2011, we expect the operations of Assurant Health to break even, but Assurant Health could lose money in 2011 and beyond if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment.

Our business is subject to risks related to litigation and regulatory actions.

From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts and rescissions of policies;

•	disputes over our treatment of claims, where states or insured may allege that we failed to make required payments or to meet prescribed deadlines for adjudicating claims;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with agents, brokers or network providers over compensation and termination of contracts and related claims;

•	actions by state regulatory authorities that may challenge our ability to increase or maintain our premium rates and/or require us to reduce current premium rates;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities;

•	disputes relating to customers’ claims that the customer was not aware of the full cost or existence of the insurance or limitations on insurance coverage; and

•	industry-wide investigations regarding business practices including, but not limited to, the use and the marketing of certain types of insurance policies or certificates of insurance.

Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, and our ability to continue to do business. They could also expose us to further investigations or litigations.

We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business.

Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation is generally designed to protect the interests of policyholders. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers over, among other things: licensing and authorizing the transaction of business; capital, surplus and dividends; underwriting limitations; companies’ ability to enter and exit markets; statutory accounting and other disclosure requirements; policy forms; coverage; companies’ ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; certain transactions between affiliates; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices.

For a discussion of various laws and regulations affecting our business, please see Item 1, “Business—Regulation.”

If regulatory requirements impede our ability to conduct certain operations, our results of operations and financial condition could be materially adversely affected. In addition, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations, or the relevant regulators’ interpretation of these laws and regulations. In such events, the insurance regulatory authorities could preclude or temporarily suspend us from operating, limit some or all of our activities, or fine us. These types of actions could materially adversely affect our results of operations and financial condition.

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

In addition, new interpretations of existing laws, or new judicial decisions affecting the insurance industry, could adversely affect our business.

Legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

•	imposed reductions on premium levels, limitations on the ability to raise premiums on existing policies, or new minimum loss ratios;

•	increases in minimum capital, reserves and other financial viability requirements;

•	enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;

•	new licensing requirements;

•	restrictions on the ability to offer certain types of insurance products;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	more stringent standards of review for claims denials or coverage determinations;

•	guaranteed-issue requirements restricting our ability to limit or deny coverage;

•	new benefit mandates;

•	increased regulation relating to lender-placed insurance;

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

There are currently several proposals to amend state insurance holding company laws to increase the scope of insurance holding company regulation. These include model laws proposed by the International Association of Insurance Supervisors and the NAIC that provide for uniform standards of insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital ratios, and additional regulatory disclosure requirements for insurance holding companies. In addition, the NAIC has proposed a “Solvency Modernization Initiative” that focuses on capital requirements, corporate governance and risk management, statutory accounting and financial reporting, and reinsurance. We cannot predict the effect of these initiatives on the Company at this time.

The insurance and related businesses in which we operate may be subject to periodic negative publicity, which may negatively affect our financial results.

We communicate with and distribute our products and services ultimately to individual consumers. There may be a perception that some of these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocacy groups or the media may focus attention on our products and services, thereby subjecting us to negative publicity.

We may also be negatively affected if another company in one of our industries or in a related industry engages in practices resulting in increased public attention to our businesses. Negative publicity may also result from judicial inquiries, unfavorable outcomes in lawsuits, or regulatory or governmental action with respect to our products, services and industry commercial practices. Negative publicity may cause increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement action by civil and criminal authorities. Additionally, negative publicity may increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, constraining our ability to price our products appropriately for the risks we are assuming, requiring us to change the products and services we offer, or increasing the regulatory burdens under which we operate.

The insurance industry can be cyclical, which may affect our results.

Certain lines of insurance that we write can be cyclical. Although no two cycles are the same, insurance industry cycles have typically lasted for periods ranging from two to ten years. In addition, the upheaval in the global economy during 2008 and 2009 has been much more widespread and has affected all the businesses in which we operate. We expect to see continued cyclicality in some or all of our businesses in the future, which may have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Common Stock

Given the recent economic climate, our stock may be subject to stock price and trading volume volatility. The price of our common stock could fluctuate or decline significantly and you could lose all or part of your investment.

In recent years, the stock markets have experienced significant price and trading volume volatility. Company-specific issues and market developments generally in the insurance industry and in the regulatory environment may have caused this volatility. Our stock price could materially fluctuate or decrease in response to a number of events and factors, including but not limited to: quarterly variations in operating results; operating and stock price performance of comparable companies; changes in our financial strength ratings; limitations on premium levels or the ability to maintain or raise premiums on existing policies; regulatory developments and negative publicity relating to us or our competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price of our common stock, regardless of our actual operating performance.

Applicable laws, our certificate of incorporation and by-laws, and contract provisions may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.

State laws and our certificate of incorporation and by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For example, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock. These provisions may also make it difficult for stockholders to replace or remove our directors, facilitating director enhancement that may delay, defer or prevent a change in control. Such provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Our certificate of incorporation or by-laws also contain provisions that permit our Board of Directors to issue one or more series of preferred stock, prohibit stockholders from filling vacancies on our Board of Directors, prohibit stockholders from calling special meetings of stockholders and from taking action by written consent, and impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings.

Additionally, applicable state insurance laws may require prior approval of an application to acquire control of a domestic insurer. State statutes generally provide that control over a domestic insurer is presumed to exist when any person directly or indirectly owns, controls, has voting power over, or holds proxies representing, 10% or more of the domestic insurer’s voting securities. However, the State of Florida, in which some of our insurance subsidiaries are domiciled, sets this threshold at 5%. Because a person acquiring 5% or more of our common stock would indirectly control the same percentage of the stock of our Florida subsidiaries, the insurance change of control laws of Florida would apply to such transaction and at 10% the laws of many other states would likely apply to such a transaction. Prior to granting such approval, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

We may also, under some circumstances involving a change of control, be obligated to repay our outstanding indebtedness under our revolving credit facility and other agreements. We or any possible acquirer may not have available financial resources necessary to repay such indebtedness in those circumstances, which may constitute an event of default resulting in acceleration of indebtedness and potential cross-default under other agreements. The threat of this could have the effect of delaying or preventing transactions involving a change of control, including transactions in which our stockholders would receive a substantial premium for their shares over then-current market prices, or which they otherwise may deem to be in their best interests.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own eight properties, including five buildings whose locations serve as headquarters for our operating segments, two buildings that serve as operation centers for Assurant Solutions and Assurant Specialty Property and one building that serves as a claims training center for Assurant Specialty Property. Assurant Solutions and Assurant Specialty Property share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Assurant Specialty Property has operations centers located in Florence, South Carolina and Springfield, Ohio. Assurant Solutions’ preneed business also has a headquarters building in Rapid City, South Dakota. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 26 to the Consolidated Financial Statements for a description of certain matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that the outcome of pending matters will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends) on our common stock from December 31, 2005 through December 31, 2010 with the total stockholder returns for the S&P 400 Midcap Index, as the broad equity market index, and the S&P 400 Multi-Line Insurance Index and S&P 500 Multi-Line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2005 and that all dividends were reinvested.

Total Return to Stockholders

(Includes reinvestment of dividends)

	Base Period 12/31/05	INDEXED RETURNS Years Ending
Company / Index		12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Assurant, Inc.	100	128.01	156.25	70.97	71.36	94.98
S&P 400 MidCap Index	100	110.32	119.12	75.96	104.36	132.16
S&P 500 Multi-line Insurance Index*	100	107.58	93.71	10.61	14.47	17.83
S&P 400 Multi-line Insurance Index*	100	121.75	109.98	78.01	90.12	105.59

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Assurant, Inc.		28.01	22.06	(54.58)	0.56	33.09
S&P 400 MidCap Index		10.32	7.98	(36.23)	37.38	26.64
S&P 500 Multi-line Insurance Index*		7.58	(12.89)	(88.68)	36.35	23.23
S&P 400 Multi-line Insurance Index*		21.75	(9.67)	(29.07)	15.52	17.17

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2010	High	Low	Dividends
First Quarter	$34.60	$29.08	$0.15
Second Quarter	$38.01	$32.47	$0.16
Third Quarter	$41.24	$33.95	$0.16
Fourth Quarter	$41.87	$33.43	$0.16

Year Ended December 31, 2009	High	Low	Dividends
First Quarter	$31.44	$16.34	$0.14
Second Quarter	$29.60	$20.88	$0.15
Third Quarter	$32.49	$21.65	$0.15
Fourth Quarter	$33.37	$28.94	$0.15

Holders

On February 15, 2011, there were approximately 333 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 15, 2011 was $40.33.

Shares Repurchased

Period in 2010	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (2)
January 1 – January 31	—	$—	—	$770,685
February 1 – February 28	1,304,915	30.46	1,304,915	730,958
March 1 – March 31	2,121,554	32.73	2,121,554	661,569

Total first quarter	3,426,469	31.86	3,426,469	661,569

April 1 – April 30	1,783,816	35.07	1,783,816	599,045
May 1 – May 31	1,982,400	35.44	1,982,400	528,829
June 1 – June 30	2,300,000	35.78	2,300,000	446,581

Total second quarter	6,066,216	35.46	6,066,216	446,581

July 1 – July 31	1,185,000	36.19	1,185,000	403,721
August 1 – August 31	52,000	38.11	52,000	401,740
September 1 – September 30	—	—	—	401,740

Total third quarter	1,237,000	36.27	1,237,000	401,740

October 1 – October 31	—	—	—	401,740
November 1 – November 30	2,305,960	35.35	2,305,960	320,510
December 1 – December 31	2,189,000	37.69	2,189,000	238,040

Total fourth quarter	4,494,960	36.44	4,494,960	238,040

Total through December 31	15,224,645	$35.01	15,224,645	$238,040

(1)	Shares purchased pursuant to the November 10, 2006 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on January 22, 2010 for the repurchase of up to an additional $600,000 of outstanding common stock.
(2)	The Company repurchased 843,000 shares of its outstanding common shares from January 1, 2011 to January 14, 2011 at a cost of $32,453. On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock making the total authorization available at that date $805,587.

Dividend Policy

On January 14, 2011, our Board of Directors declared a quarterly dividend of $0.16 per common share payable on March 14, 2011 to stockholders of record as of February 28, 2011. We paid dividends of $0.16 on December 13, 2010, September 14, 2010 and June 8, 2010 and $0.15 per common share on March 8, 2010. We paid dividends of $0.15 on December 14, 2009, September 15, 2009 and June 9, 2009 and $0.14 per common share on March 9, 2009. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ ability to make dividend and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay sufficient dividends to us could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2011, the maximum amount of dividends that our regulated U.S. domiciled insurance subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $614,362. Dividends or returns of capital paid by our subsidiaries totaled $886,200 in 2010.

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

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Revenues
Net earned premiums and other considerations	$7,403,039	$7,550,335	$7,925,348	$7,407,730	$6,843,775
Net investment income	703,190	698,838	774,347	799,073	736,686
Net realized gains (losses) on investments (1)	48,403	(53,597)	(428,679)	(62,220)	111,865
Amortization of deferred gain on disposal of businesses	10,406	22,461	29,412	33,139	37,300
Fees and other income	362,684	482,464	300,800	275,793	340,958

Total revenues	8,527,722	8,700,501	8,601,228	8,453,515	8,070,584

Benefits, losses and expenses
Policyholder benefits (2)	3,640,978	3,867,982	4,019,147	3,712,711	3,535,521
Amortization of deferred acquisition costs and value of businesses acquired	1,521,238	1,601,880	1,671,680	1,429,735	1,186,710
Underwriting, general and administrative expenses	2,392,035	2,377,364	2,286,170	2,238,851	2,191,368
Interest expense	60,646	60,669	60,953	61,178	61,243
Goodwill impairment (3)	306,381	83,000	—	—	—

Total benefits, losses and expenses	7,921,278	7,990,895	8,037,950	7,442,475	6,974,842

Income before provision for income taxes and cumulative effect of change in accounting principle	606,444	709,606	563,278	1,011,040	1,095,742
Provision for income taxes (4)	327,267	279,032	115,482	357,294	379,871

Net income before cumulative effect of change in accounting principle	279,177	430,754	447,796	653,746	715,871
Cumulative effect of change in accounting principle (5)	—	—	—	—	1,547

Net income	$279,177	$430,574	$447,796	$653,746	$717,418

Earnings per share :
Basic
Net income before cumulative effect of change in accounting principle	$2.52	$3.65	$3.79	$5.45	$5.64
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Net income	$2.52	$3.65	$3.79	$5.45	$5.65

Diluted
Net income before cumulative effect of change in accounting principle	$2.50	$3.63	$3.76	$5.38	$5.55
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Net income	$2.50	$3.63	$3.76	$5.38	$5.56

Dividends per share	$0.63	$0.59	$0.54	$0.46	$0.38

Share data:
Weighted average shares outstanding used in per share calculations	110,632,551	118,036,632	118,005,967	119,934,873	127,000,784
Plus: Dilutive securities	840,663	459,008	968,712	1,624,694	1,934,251

Weighted average shares used in diluted per share calculations	111,473,214	118,495,640	118,974,679	121,559,567	128,935,035

	As of and for the years ended December 31,
	2010	2009	2008	2007	2006
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$14,655,994	$14,476,384	$13,107,476	$14,552,115	$13,416,817
Total assets	$26,397,018	$25,860,667	$24,514,586	$26,750,316	$25,165,148
Policy liabilities (6)	$16,520,321	$15,869,524	$15,806,235	$15,903,289	$14,513,106
Debt	$972,164	$972,058	$971,957	$971,863	$971,774
Mandatorily redeemable preferred stock	$5,000	$8,160	$11,160	$21,160	$22,160
Total stockholder’s equity	$4,780,537	$4,853,249	$3,709,505	$4,088,903	$3,832,597

Per share data:
Total book value per share (7)	$46.31	$41.27	$31.53	$34.65	$31.22

(1)	Included in net realized gains (losses) are other-than-temporary impairments of $11,167, $38,660, $340,153 and $48,184 for 2010, 2009, 2008 and 2007, respectively. During 2006, we recorded an investment gain of $98,342 related to the sale of our equity interest in PHCS.
(2)	During 2008, we incurred losses of $132,615 associated with hurricanes Gustav and Ike.
(3)	Following the completion of our annual goodwill impairment analysis, we recorded an impairment charge of $306,381 related to Assurant Employee Benefits and Assurant Health and a charge of $83,000 related to Assurant Employee Benefits during the fourth quarters of 2010 and 2009, respectively. The impairment charges resulted in a decrease to net income but did not have any related tax benefit.
(4)	During 2008, we recorded a $84,864 tax benefit due to the sale of a non-operating subsidiary and the related deferred tax assets on a capital loss carryover.
(5)	On January 1, 2006, we adopted the share based compensation guidance. As a result, we recognized a cumulative adjustment of $1,547.
(6)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(7)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2010, 2009 and 2008 there were 103,227,238, 117,591,250, and 117,640,936 shares, respectively, of common stock outstanding. At December 31, 2007 and 2006 there were 118,012,036 and 122,772,350 shares of common stock outstanding.

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

The following discussion covers the twelve months ended December 31, 2010 (“Twelve Months 2010”), twelve months ended December 31, 2009 (“Twelve Months 2009”) and twelve months ended December 31, 2008 (“Twelve Months 2008”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Executive Summary

Net income decreased $151,397, or 35%, to $279,177 for Twelve Months 2010 from $430,574 for Twelve Months 2009. Twelve Months 2010 includes $107,075 (after-tax) of improved operating segment results and $66,300 (after-tax) of increased realized gains on investments, compared with Twelve Months 2009. However, results decreased primarily due to a non-cash goodwill impairment charge of $306,381 in Twelve Months 2010 compared with an $83,000 non-cash goodwill impairment charge in Twelve Months 2009. In addition, Twelve Months 2009 includes an $83,542 (after-tax) favorable legal settlement.

Assurant Solutions net income decreased to $103,206 for Twelve Months 2010 compared with $120,052 for Twelve Months 2009. Excluding a $30,948 (after-tax) intangible asset impairment charge, net income increased $14,102. This charge was related to a client notification in Fourth Quarter 2010 of a non renewal of a block of domestic service contract business effective June 1, 2011. During 2010, Assurant Solutions continued to focus on developing new client relationships and distribution channels while managing expenses. These efforts generated increased gross written premiums of $232,578 compared with prior year. In our domestic business, we are diversifying our client base by growing the Original Equipment Manufacturer channel. The Twelve Months 2010 international combined ratio improved 480 basis points compared with Twelve Months 2009, led by improvements in the United Kingdom (“U.K.”). In addition, we added new international wireless clients in markets we believe continues to offer growth opportunities. We also added new Latin American service contracts and credit insurance clients, a trend we expect will continue in 2011. Growth in Europe is proving to be more challenging, but we believe our product offerings position us well for when the European economy recovers. Our preneed life insurance business continued to deliver strong results as new sales and operating profits improved 43% and 15%, respectively, over prior year. We expect this business to continue its solid performance in 2011.

Assurant Specialty Property produced another strong year as segment results increased to $424,287 for Twelve Months 2010, from $405,997 for Twelve Months 2009. Assurant Specialty Property implemented many process improvements in 2010 that controlled expenses while adding new clients and tracking more loans. During 2010 and 2009, the lack of major catastrophic storm activity has helped drive strong results. However, during the fourth quarter of 2010, we experienced $9,811 (after-tax) of catastrophe-related losses due to wind and hail storms in Arizona. Loan counts, a key performance indicator, increased in 2010 compared with 2009 primarily due to the addition of new clients. Placement rate for prime loans during the fourth quarter of 2010 were at their highest levels ever and we expect them to remain elevated through 2011. However, subprime placement rates declined to their lowest levels since September 2008. In the aggregate, placement rates continue to rise, though we believe that total placement rates and loan inventories will decline to historical levels over the next several years. The classification between prime and subprime is blurring due to loan portfolio movement within the industry and inconsistent classifications by lenders. We believe the clients we added in 2010 combined with our alignment with leading mortgage servicers should help offset these declines.

Assurant Health increased its net income to $54,029 for Twelve Months 2010 from a net loss of $(30,220) for Twelve Months 2009 while preparing to operate in an environment with new regulations and changing dynamics in 2011. This improved financial performance was driven by pricing actions, plan design changes, and substantial cost reductions. Our sales, like most of our competitors, have slowed as consumers and agents adjust to the post-reform environment. The Affordable Care Act has altered and created disruption in the health insurance marketplace that will likely continue for some time. We have implemented transformational actions in the business during 2010, most notably a reduced commission structure for our distributors, which will better position us to compete in the future. We anticipate adapting our strategy as we more fully understand how consumers, providers, and distributors adjust to the new health care environment. 2011 will be a transition year at Assurant Health, as we continue to streamline and simplify our operations, while enhancing service for our customers. Please see “Results of Operations-Assurant Health” that follows for further information.

Assurant Employee Benefits net income increased to $63,538 for Twelve Months 2010 compared with $42,156 for Twelve Months 2009 driven by favorable claims experience and expense management. Assurant Employee Benefits continues to emphasize worksite and voluntary products, which provide affordable solutions that meet the needs of employers and employees. However, until employment rates increase and payrolls expand, revenue growth will be challenged. We expect our dental business results to continue to improve due to pricing actions taken, but we expect life and disability loss experience to revert to more traditional levels. We plan to lower our discount rate for new long-term disability claims in 2011, as interest rates remain at low levels. This low interest rate environment will also continue to pressure our investment income.

Critical Factors Affecting Results

Our results depend on the appropriateness of our product pricing and underwriting, the accuracy of the reserves we establish for future policyholder benefits and claims, returns on invested assets and our ability to manage our expenses. Therefore, factors affecting these items may have a material adverse effect on our results of operations or financial condition. For a listing of those factors see “Item 1A—Risk Factors.”

Revenues

We generate revenues primarily from the sale of our insurance policies and service contracts and from investment income earned on our investments. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income.

Effective January 1, 2009, new preneed life insurance policies in which death benefit increases are determined at the discretion of the Company are accounted for as universal life contracts under the universal life insurance accounting guidance. For contracts sold prior to January 1, 2009, these types of preneed life insurance sales were accounted for and will continue to be accounted for under limited pay insurance guidance. The change from reporting certain preneed life insurance policies in accordance with the universal life insurance guidance versus the limited pay insurance guidance is not material to the consolidated statement of operations or balance sheets.

Under the universal life insurance guidance, income earned on new preneed life insurance policies is presented within policy fee income net of policyholder benefits. Under the limited pay insurance guidance, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being shown separately.

Our premium and fee income is supplemented by income earned from our investment portfolio. We recognize revenue from interest payments, dividends and sales of investments. Currently, our investment portfolio is primarily invested in fixed maturity securities. Both investment income and realized capital gains on these investments can be significantly affected by changes in interest rates.

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

Beginning January 1, 2011, Assurant Health will be required to start accruing for rebates to customers if the minimum loss ratio for some of its products is less than 80%. The rebate accrual will be reflected as a reduction to net earned premiums in the Statement of Operations.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. We also have investments that carry pre-payment risk, such as mortgage-backed and asset-backed securities. Interest rate fluctuations may cause actual net investment income and/or cash flows from such investments to differ from estimates made at the time of investment. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, in these circumstances we may be required to reinvest those funds in lower-interest investments.

Expenses

Our expenses are primarily policyholder benefits, selling, underwriting and general expenses and interest expense.

Policyholder benefits are affected by our claims management programs, reinsurance coverage, contractual terms and conditions, regulatory requirements, economic conditions, and numerous other factors. Benefits paid could substantially exceed our expectations, causing a material adverse effect on our business, results of operations and financial condition.

Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes.

We incur interest related expenses related to our debt and mandatorily redeemable preferred stock.

Critical Accounting Estimates

Certain items in our consolidated financial statements are based on estimates and judgment. Differences between actual results and these estimates could in some cases have material impacts on our consolidated financial statements.

The following critical accounting policies require significant estimates. The actual amounts realized in these areas could ultimately be materially different from the amounts currently provided for in our consolidated financial statements.

Reserves

Reserves are established in accordance with GAAP using generally accepted actuarial methods and reflect judgments about expected future claim payments. Calculations incorporate assumptions about inflation rates, the incidence of incurred claims, the extent to which all claims have been reported, future claims processing, lags and expenses and future investment earnings, and numerous other factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the calculation of reserves is not an exact process.

Reserves do not represent precise calculations of expected future claims, but instead represent our best estimates at a point in time of the ultimate costs of settlement and administration of a claim or group of claims, based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation.

Many of the factors affecting reserve adequacy are not directly quantifiable and not all future events can be anticipated when reserves are established. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations in the period in which such estimates are updated.

Because establishment of reserves is an inherently uncertain process, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

The following table provides reserve information of our major product lines for the years ended December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable		Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable
			Case Reserves	Incurred But Not Reported Reserves			Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,862,431	$78,986	$12,009	$4,085	$3,629,601	$37,672	$10,431	$4,018
Life insurance no longer offered	467,574	649	1,577	265	478,839	681	1,639	339
Universal life and other products no longer offered	246,177	197	272	8,727	263,360	168	233	8,744
FFG, LTC and other disposed businesses	3,435,762	39,119	33,535	567,557	2,879,224	41,531	25,542	421,605
Medical	87,588	9,340	7,515	11,044	93,447	11,665	18,137	13,737
All other	5,621	324	18,465	5,115	5,162	335	18,197	6,225
Short Duration Contracts:
Group term life	—	4,550	209,514	36,486	—	3,710	218,191	37,419
Group disability	—	2,567	1,251,999	152,275	—	7,705	1,274,378	143,052
Medical	—	104,169	104,288	186,102	—	112,603	169,260	190,366
Dental	—	4,400	3,079	18,063	—	4,334	5,709	19,464
Property and Warranty	—	1,887,759	168,952	349,479	—	1,896,897	173,009	368,242
Credit Life and Disability	—	307,430	61,808	69,644	—	366,313	81,726	77,581
Extended Service Contracts	—	2,363,836	2,855	40,373	—	2,482,683	2,350	50,207
All other	—	260,673	8,211	17,875	—	187,267	10,013	16,513

Total	$8,105,153	$5,063,999	$1,884,079	$1,467,090	$7,349,633	$5,153,564	$2,008,815	$1,357,512

For a description of our reserving methodology, see Note 13 to the Consolidated Financial Statements included elsewhere in this report.

Long Duration Contracts

Reserves for future policy benefits represent the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions reflect best estimates for expected investment yield, inflation, mortality, morbidity, expenses and withdrawal rates. These assumptions are based on our experience to the extent it is credible, modified where appropriate to reflect current trends, industry experience and provisions for possible unfavorable deviation. We also record an unearned revenue reserve which represents premiums received which have not yet been recognized in our income statements.

Historically, premium deficiency testing has not resulted in a material adjustment to deferred acquisition costs or reserves. Such adjustments could occur however, if economic or mortality conditions significantly deteriorated.

Risks related to the reserves recorded for certain discontinued individual life, annuity, and long-term care insurance policies have been 100% ceded via reinsurance. While the Company has not been released from the contractual obligation to the policyholders, changes in and deviations from economic and mortality assumptions used in the calculation of these reserves will not directly affect our results of operations unless there is a default by the assuming reinsurer.

Short Duration Contracts

Claims and benefits payable reserves for short duration contracts include (1) case reserves for known claims which are unpaid as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to us as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Periodically, we review emerging experience and make adjustments to our reserves and assumptions where necessary. Below are further discussions on the reserving process for our major short duration products.

Group Disability and Group Term Life

Case or claim reserves are set for active individual claims on group long term disability policies and for waiver of premium benefits on group term life policies. Reserve factors used to calculate these reserves reflect assumptions regarding disabled life mortality and claim recovery rates, claim management practices, awards for social security and other benefit offsets and yield rates earned on assets supporting the reserves. Group long term disability and group term life waiver of premium reserves are discounted because the payment pattern and ultimate cost are fixed and determinable on an individual claim basis. Our reserves discount rate for claims incurred prior to 2011 is 5.25%. Though our final determination has not yet been made, our current estimate is that claims incurred after 2011 will be 50 to 100 basis points lower, which will ultimately increase policyholder benefits.

Factors considered when setting IBNR reserves include patterns in elapsed time from claim incidence to claim reporting, and elapsed time from claim reporting to claim payment.

Key sensitivities at December 31, 2010 for group long term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,475,253	Group disability, claim termination rate 10% lower	$1,440,519
Group disability, as reported	$1,404,274	Group disability, as reported	$1,404,274
Group disability, discount rate increased by 100 basis points	$1,340,328	Group disability, claim termination rate 10% higher	$1,371,305

The discount rate is also a key sensitivity for group term life waiver of premium reserves.

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$255,162
Group term life, as reported	$246,000
Group life, discount rate increased by 100 basis points	$237,765

Medical

IBNR reserves calculated using generally accepted actuarial methods represent the largest component of reserves for Medical claims and benefits payable. The primary methods we use in their estimation are the loss development method and the projected claim method for recent claim periods. Under the loss development method, we estimate ultimate losses for each incident period by multiplying the current cumulative losses by the appropriate loss development factor. The projected claim method is used when development methods do not provide enough data to reliably estimate reserves and utilize expected ultimate loss ratios to calculate the required reserve. Where appropriate, we use variations on each method or a blend of the two.

Reserves for our various product lines are calculated using experience data where credible. If sufficient experience data is not available, data from other similar blocks may be used. Industry data provides additional benchmarks when historical experience is too limited. Reserve factors may also be adjusted to reflect factors not reflected in historical experience, such as changes in claims inventory levels, changes in provider negotiated rates or cost savings initiatives, increasing or decreasing medical cost trends, product changes and demographic changes in the underlying insured population.

Key sensitivities as of December 31, 2010 for medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

Claims and Benefits Payable*
Medical, loss development factors 1% lower	$303,390
Medical, as reported	$290,390
Medical, loss development factors 1% higher	$278,390

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 87% of medical claims are paid within four months of the incurred date.

None of the changes in incurred claims from prior years in our Medical line of business were attributable to any change in our reserve methods.

Property and Warranty

Our Property and Warranty lines of business includes lender-placed homeowners, manufactured housing homeowners, credit property, credit unemployment and warranty insurance and some longer-tail coverages (e.g. asbestos, environmental, other general liability and personal accident). Reserves for these lines are calculated on a product line basis using generally accepted actuarial principles and methods. They consist of case and IBNR reserves. The method we most often use in setting our Property and Warranty reserves is the loss development method. Under this method, we estimate ultimate losses for each accident period by multiplying the current cumulative losses by the appropriate loss development factor. We then calculate the reserve as the difference between the estimate of ultimate losses and the current case-incurred losses (paid losses plus case reserves). We select loss development factors based on a review of historical averages, adjusted to reflect recent trends and business-specific matters such as current claims payment practices.

The loss development method involves aggregating loss data (paid losses and case-incurred losses) by accident quarter (or accident year) and accident age for each product or product grouping. As the data ages, we compile loss development factors that measure emerging claim development patterns between reporting periods. By selecting the most appropriate loss development factors, we project the known losses to an ultimate incurred basis for each accident period.

The data is typically analyzed using quarterly paid losses and/or quarterly case-incurred losses. Some product groupings may also use annual paid loss and/or annual case-incurred losses, as well as other actuarially accepted methods.

Each of these data groupings produces an indication of the loss reserves for the product or product grouping. The process to select the best estimate differs by line of business. The single best estimate is determined based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions;

•	the quality and applicability of historical data—whether internal or industry data;

•	current and future market conditions—the economic environment will often impact the development of loss triangles;

•	the extent of data segmentation—data should be homogeneous yet credible enough for loss development methods to apply; and

•	the past variability of loss estimates—the loss estimates on some product lines will vary from actual loss experience more than others.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2010 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2010	Change in cost of claims occurring in 2010
3% higher	$550,004	$31,573
2% higher	$539,376	$20,945
1% higher	$528,852	$10,421
Base scenario	$518,431	$0
1% lower	$508,010	$(10,421)
2% lower	$497,486	$(20,945)
3% lower	$486,858	$(31,573)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $35,668 (before reinsurance) and $25,461 (net of reinsurance) at December 31, 2010. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe that changes in reserve estimates for these claims are likely to be material.

One of our subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain risks continued beyond 1997 due to the nature of the reinsurance contracts written. ARIC and some of the other reinsurers involved in the programs have sought to void certain treaties on various grounds, including material misrepresentation and non-disclosure by the ceding companies and intermediaries involved in the programs. Some of the retrocessionaires have sought to avoid certain treaties with ARIC and the other reinsurers and some reinsureds have sought collection of disputed balances under some of the treaties. Disputes under these contracts generally involve multiple layers of reinsurance, and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers.

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

In 2007, there were two settlements relating to parts of the 1997 program. During 2008, there was a settlement relating to the 1997 program. Loss accruals previously established relating to the 1996 and 1997 program were adequate. In 2010, the loss reserve balance decreased by $18,600 resulting from a $9,200 settlement relating to the 1997 program and settlements made to the 1995 and 1996 programs. As of December 31, 2010, we have $6,521 in loss reserves accrued. We believe, based on information currently available, that the amounts accrued are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict outcomes with certainty.

In June 2009, ARIC and AGIL, wholly-owned subsidiaries of the Company, entered into a settlement agreement with Willis Limited, a subsidiary of Willis Group Holdings Limited (“Willis Limited”). The settlement agreement related to an action commenced in 2007 in the English Commercial Court pertaining to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited paid ARIC and AGIL a total of $139,000, which was recorded in the Corporate and Other segment.

DAC

Deferred acquisition costs (“DAC”) represent expenses incurred in prior periods primarily for the production of new business, that have been deferred for financial reporting purposes. Acquisition costs primarily consist of commissions, policy issuance expenses, premium tax and certain direct marketing expenses.

The DAC asset is tested annually to ensure that future premiums or gross profits are sufficient to support the amortization of the asset. Such testing involves the use of best estimate assumptions to determine if anticipated future policy premiums and investment income are adequate to cover all DAC and related claims, benefits and expenses. To the extent a deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in the DAC asset. If the deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for preneed life insurance policies issued prior to January 1, 2009 and certain discontinued life insurance policies have been deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

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

Acquisition costs relating to individual voluntary limited benefit health policies issued in 2007 and later are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions payable under schedules that pay significantly higher rates in the first year.

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

Investments

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities, or and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities.

Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date, with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between its amortized cost and its net present value.

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. See also Note 5 to the Consolidated Financial Statements included elsewhere in this report and “Item 1A—Risk Factors—The value of our investments could decline, affecting our profitability and financial strength” and “Investments” contained later in this item.

Reinsurance

Reinsurance recoverables include amounts we are owed by reinsurers. Reinsurance costs are expensed over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in our consolidated balance sheets. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The ceding of insurance does not discharge our primary liability to our insureds.

The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2010	December 31, 2009
Reinsurance recoverables	$4,997,316	$4,231,734

We have used reinsurance to exit certain businesses, including blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $3,488,908 and $2,790,765 at December 31, 2010 and 2009, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2010	2009
Ceded future policyholder benefits and expense	$3,344,066	$2,786,916
Ceded unearned premium	796,944	698,985
Ceded claims and benefits payable	823,731	680,836
Ceded paid losses	32,575	64,997

Total	$4,997,316	$4,231,734

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions and Assurant Specialty Property, client risk and profit sharing. See also “Item 1A—Risk Factors-Reinsurance may not be available or adequate to protect us against losses and we are subject to the credit risk of insurers,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk.”

Retirement and Other Employee Benefits

We sponsor qualified and non-qualified pension plans and a retirement health benefits plan covering our employees who meet specified eligibility requirements. The calculation of reported expense and liability associated with these plans requires an extensive use of assumptions including factors such as discount rates, expected long-term returns on plan assets, employee retirement and termination rates and future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The assumptions we use may differ materially from actual results. See Note 22 to our consolidated financial statements for more information on our retirement and other employee benefits, including a sensitivity analysis for changes in the assumed health care cost trend rates.

Contingencies

We account for contingencies using the Contingencies guidance. This requires management to evaluate each contingent matter separately. A loss is accrued if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated number within the range of possible losses is more probable than any other, we report an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Deferred Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion of the asset will not be realized. The valuation allowance is sufficient to reduce the asset to the amount that is more likely than not to be realized. The Company has significant deferred tax assets resulting from capital loss carryforwards and other temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 8 to our consolidated financial statements.

During 2008, the Company realized a tax benefit of $174,864 upon the sale of a non-operating subsidiary, United Family Life Insurance Company (“UFLIC”), and recorded an offsetting valuation allowance of $90,000. During 2009, the Company recognized $16,000 of other comprehensive income which reduced the valuation allowance to $74,000. During 2010, the Company recognized $6,000 of expense which increased the valuation allowance to $80,000. The increase in the valuation allowance was primarily related to fluctuations in gains resulting from certain tax planning strategies as well as fluctuations in gross unrealized gains. The gross deferred tax asset for cumulative realized and unrealized capital losses as of December 31, 2010 is $246,300, including the carryover from the loss on the sale of UFLIC.

The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carry back or carry forward period. U.S. tax rules mandate that capital losses can only be recovered against capital gains. An example of capital gains would be gains from the sale of investments. The company is dependent upon having capital gain income in the foreseeable future to use the capital loss carryforward in its entirety. To support the capital deferred tax asset, the Company is able to rely on future taxable capital gain income from gross unrealized gains in its investment portfolio. The Company is also able to rely on the use of various tax planning strategies to forecast taxable gains in the foreseeable future.

In determining whether the deferred tax asset is realizable, the Company weighed all available evidence, both positive and negative. We considered all sources of taxable income available to realize the asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry back years and tax-planning strategies.

We have identified certain prudent and feasible strategies which could generate taxable future capital gain income. Tax planning strategies are actions that management ordinarily might not take, but would take, if necessary, to realize a tax benefit for a carryforward before it expires. Examples include, but are not limited to, changing the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss or accelerating taxable amounts. While no commitments to implement any strategy have been made, these strategies have been considered in the analysis of the recoverability of the Company’s deferred tax assets and the reduction of the valuation allowance.

The gross deferred tax asset related to net operating loss carryforwards on international subsidiaries is $52,897. Management believes that it is more likely than not that some of this asset will not be realized in the foreseeable future. Therefore, a cumulative valuation allowance of $9,971 has been recorded as of December 31, 2010. The Company is dependent on income of the same character in the same jurisdiction to support the deferred tax assets related to net operating loss carryforwards of international subsidiaries.

As of December 31, 2010, the Company had a cumulative valuation allowance of $90,738 against deferred tax assets, as it is management’s assessment that it is more likely than not that this amount of deferred tax assets will not be realized.

The Company believes it is more likely than not that the remainder of its deferred tax assets will be realized in the foreseeable future. Accordingly, other than noted herein for capital loss carryovers and international subsidiaries, a valuation allowance has not been established.

Future reversal of the valuation allowance will be recognized either when the benefit is realized or when we determine that it is more likely than not that the benefit will be realized. Depending on the nature of the taxable income that results in a reversal of the valuation allowance, and on management’s judgment, the reversal will be recognized either through other comprehensive income (loss) or through continuing operations in the statement of operations. Likewise, if the Company determines that it is not more likely than not that it would be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to continuing operations in the statement of operations in the period such determination is made.

In determining the appropriate valuation allowance, management makes judgments about recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions used in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies. Please see “Item 1A—Risk Factors—Risks Related to Our Company—Unanticipated changes in tax provisions or exposure to additional income tax liabilities could materially and adversely affect our results” for more information.

Valuation and Recoverability of Goodwill

Goodwill represented $619,779 and $926,398 of our $26,397,018 and $25,860,667 of total assets as of December 31, 2010 and 2009, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

We have concluded that our reporting units for goodwill testing are equivalent to our reported operating segments, excluding the Corporate and Other segment. Therefore, we test goodwill for impairment at the reporting unit level.

The following table illustrates the amount of goodwill carried to each reporting unit:

	December 31,
	2010	2009
Assurant Solutions	$379,935	$380,291
Assurant Specialty Property	239,844	239,726
Assurant Health	—	204,303
Assurant Employee Benefits	—	102,078

Total	$619,779	$926,398

For each reporting unit, we first compare its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we then perform a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

The following describes the valuation methodologies used in both 2010 and 2009 to derive the estimated fair value of the reporting units.

For each reporting unit we identified a group of peer companies, which have operations that are as similar as possible to the reporting unit. Certain of our reporting units have a very limited number of peer companies. A Guideline Company Method is used to value the reporting unit based upon its relative performance to its peer companies, based on several measures, including price to trailing 12 month earnings, price to projected earnings, price to tangible net worth and return on equity.

A Dividend Discount Method (“DDM”) is used to value each reporting unit based upon the present value of expected cash flows available for distribution over future periods. Cash flows were discounted using a market participant weighted average cost of capital estimated for a reporting unit. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting unit.

A Guideline Transaction Method values the reporting unit based on available data concerning the purchase prices paid in acquisitions of companies operating in the insurance industry. The application of certain financial multiples calculated from these transactions provides an indication of estimated fair value of the reporting units.

While all three valuation methodologies were considered in assessing fair value, the DDM was weighed more heavily since in the current economic environment, management believes that expected cash flows are the most important factor in the valuation of a business enterprise. In addition, recent dislocations in the economy, the scarcity of M&A transactions in the insurance marketplace and the relative lack of directly comparable companies particularly for Assurant Solutions, make the other methods less credible.

Following the 2010 goodwill assessment, the Company concluded that the net book values of the Assurant Employee Benefits and Assurant Health reporting units exceeded their estimated fair values. Based on the results of the Step 2 test, the Company recorded impairment charges of $102,078 and $204,303 related to the Assurant Employee Benefits and Assurant Health reporting units, respectively, representing their entire goodwill asset balances. During 2009, the Company concluded that the net book value of the Assurant Employee Benefits reporting unit exceeded its estimated fair value and recorded an $83,000 impairment charge after performing a Step 2 test. The 2010 impairments at Assurant Employee Benefits and Assurant Health reflect the effects of the

Affordable Care Act, the low interest rate environment, continuing high unemployment, the slow pace of the economic recovery and increased net book value primarily related to their investment portfolios. The 2009 impairment at Assurant Employee Benefits reflected the challenging near term growth environment for the business and an increased net book value, primarily related to their investment portfolio. Management remains confident in the long-term prospects of both the Assurant Employee Benefits and Assurant Health reporting units. See Note 6 and 11 for further information.

The two reporting units that passed the 2010 Step 1 test, Assurant Solutions and Assurant Specialty Property, had estimated fair values that exceeded their net book values by 1.9% and 62.9%, respectively. Assurant Solutions passed the 2010 Step 1 test, by a slim margin mainly due to a significant increase in its net book value. The low interest rate environment in 2010 resulted in a significant increase in net unrealized gains in Assurant Solutions’ fixed income investments.

The determination of fair value of our reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 100 basis points, with all other assumptions held constant, for Assurant Solutions, would result in its estimated fair value being less than its net book value as of December 31, 2010. Likewise, a reduction of 100 basis points in the terminal growth rate, with all other assumptions held constant, for Assurant Solutions would result in its estimated fair value being less than its net book value as of December 31, 2010. It would take more significant movements in our estimates and assumptions in order for Assurant Specialty Property’s estimated fair value to be less than its net book value.

We evaluated the significant assumptions used to determine the estimated fair values of each reporting unit, both individually and in the aggregate, and concluded they are reasonable. However, should weak market conditions continue for an extended period or should the operating results of any of our reporting units decline substantially compared to projected results, or interest rates decline further increasing the net unrealized gain position related to the reporting units investment portfolio and thus the reporting units’ net book values, we could determine that we need to record an impairment charge related to goodwill in our Assurant Solutions or Assurant Specialty Property reporting units.

Recent Accounting Pronouncements—Adopted

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

On July 1, 2009, the Company adopted the new guidance that establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the “Codification”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the

Codification will be considered non-authoritative. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. References to accounting guidance contained in the Company’s consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification. Plain English references to the accounting guidance have been made along with references to the ASC topic number and name.

On December 31, 2009, the Company adopted the new guidance on postretirement benefit plan assets. This new guidance requires companies to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 22 for further information.

On October 1, 2009, the Company adopted the new guidance on measuring the fair value of liabilities. When the quoted price in an active market for an identical liability is not available, this new guidance requires that either the quoted price of the identical or similar liability when traded as an asset or another valuation technique that is consistent with the fair value measurements and disclosures guidance be used to fair value the liability. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted the new OTTI guidance. This new guidance amends the previous guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. In addition, it amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this new guidance modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive income (loss) (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in AOCI. See Note 5 for further information.

On April 1, 2009, the Company adopted the new guidance on determining fair value in illiquid markets. This new guidance clarifies how to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased. This new guidance also clarifies how to identify circumstances indicating that a transaction is not orderly. Under this new guidance, significant decreases in the volume and level of activity of an asset or liability, in relation to normal market activity, requires further evaluation of transactions or quoted prices and exercise of significant judgment in arriving at fair values. This new guidance also requires additional interim and annual disclosures. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted the new fair value of financial instruments guidance. This new guidance requires disclosures about the fair value of financial instruments already required in annual financial statements to be included within interim financial statements. This new guidance also requires disclosure of the methods and assumptions used to estimate fair value. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 6 for further information.

On January 1, 2009, the Company adopted the revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of the revised guidance did not have an impact on the Company’s financial position or results of operations. However, should the Company enter into a business combination in 2010 or beyond, our financial position or results of operations could incur a significantly different impact than had it recorded the acquisition under the previous business combinations guidance. Earnings volatility could result, depending on the terms of the acquisition.

On January 1, 2009, the Company adopted the new consolidations guidance. The new guidance requires that a noncontrolling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be presented in the statement of operations. The new guidance also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company applied the fair value measurements and disclosures guidance for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application of this guidance for those assets and liabilities did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with the fair value measurements and disclosures guidance. The requirements of this guidance include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. To perform a market valuation, the Company is required to use a market, income or cost approach valuation technique(s). The Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If Step 1 of the impairment test indicates that the net book value of the reporting unit is greater than the estimated fair value, then Step 2 test is required. Step 2 requires that the Company measure the fair value of goodwill of the reporting unit. As mentioned above, the application of this guidance which was used to measure the fair value of goodwill in Step 2 of the goodwill impairment test did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted the new earnings per share guidance on participating securities and the two class method. The new guidance requires unvested share-based payment awards that have non- forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. All prior period earnings per share data presented have been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2009 and 2008. See Note 24 for further information.

On January 1, 2008, the Company adopted the fair value measurements and disclosures guidance. This guidance defined fair value, addressed how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expanded disclosures about fair value measurements. This guidance was applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, this guidance required limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments was shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. See Notes 5 and 6 for further information regarding these financial instruments and the fair value disclosures, respectively.

Recent Accounting Pronouncements—Not Yet Adopted

In October 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are related directly to the successful acquisition of new or renewal insurance contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required; however retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company is currently evaluating the requirements of the amendments and the potential impact, if any, on the Company’s financial position and results of operations.

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

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Net earned premiums and other considerations	$7,403,039	$7,550,335	$7,925,348
Net investment income	703,190	698,838	774,347
Net realized gains (losses) on investments	48,403	(53,597)	(428,679)
Amortization of deferred gains on disposal of businesses	10,406	22,461	29,412
Fees and other income	362,684	482,464	300,800

Total revenues	8,527,722	8,700,501	8,601,228

Benefits, losses and expenses:
Policyholder benefits	3,640,978	3,867,982	4,019,147
Selling, underwriting and general expenses (1)	3,913,273	3,979,244	3,957,850
Interest expense	60,646	60,669	60,953

Total benefits, losses and expenses	7,614,897	7,907,895	8,037,950

Segment income before provision for income taxes and goodwill impairment	912,825	792,606	563,278
Provision for income taxes	327,267	279,032	115,482

Segment income before goodwill impairment	585,558	513,574	447,796
Goodwill impairment	306,381	83,000	—

Net income	$279,177	$430,574	$447,796

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net income decreased $151,397, or 35%, to $279,177 for Twelve Months 2010 from $430,574 for Twelve Months 2009. Twelve Months 2010 includes $107,075 (after-tax) of improved segment results and $66,300 (after-tax) of increased realized gains on investments, compared with Twelve Months 2009. However, results decreased primarily due to a non-cash goodwill impairment charge of $306,381 in Twelve Months 2010 compared with an $83,000 non-cash goodwill impairment charge in Twelve Months 2009. In addition, Twelve Months 2009 includes an $83,542 (after-tax) favorable legal settlement.

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

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Net earned premiums and other considerations	$2,484,299	$2,671,041	$2,813,407
Net investment income	397,297	391,229	420,615
Fees and other income	228,052	216,550	182,508

Total revenues	3,109,648	3,278,820	3,416,530

Benefits, losses and expenses:
Policyholder benefits	889,387	1,029,151	1,198,758
Selling, underwriting and general expenses (5)	2,052,628	2,055,348	2,041,892

Total benefits, losses and expenses	2,942,015	3,084,499	3,240,650

Segment income before provision for income taxes	167,633	194,321	175,880
Provision for income taxes	64,427	74,269	63,697

Segment net income	$103,206	$120,052	$112,183

Net earned premiums and other considerations:
Domestic:
Credit	$189,357	$241,293	$279,497
Service contracts	1,291,725	1,411,953	1,364,886
Other (1)	49,017	84,939	60,159

Total Domestic	1,530,099	1,738,185	1,704,542

International:
Credit	346,475	320,462	368,442
Service contracts	459,166	415,694	355,248
Other (1)	18,001	15,731	20,175

Total International	823,642	751,887	743,865

Preneed (4)	130,558	180,969	365,000

Total	$2,484,299	$2,671,041	$2,813,407

Fees and other income:
Domestic:
Debt protection	$33,049	$40,058	$34,459
Service contracts	110,386	102,410	79,298
Other (1)	8,839	18,534	26,661

Total Domestic	152,274	161,002	140,418

International	28,930	27,730	32,919
Preneed (4)	46,848	27,818	9,171

Total	$228,052	$216,550	$182,508

Gross written premiums (2):
Domestic:
Credit	$422,825	$526,532	$604,101
Service contracts	1,193,423	1,012,670	1,530,284
Other (1)	65,732	92,111	71,393

Total Domestic	1,681,980	1,631,313	2,205,778

International:
Credit	968,878	843,225	827,457
Service contracts	523,382	462,964	477,652
Other (1)	22,407	26,567	27,381

Total International	1,514,667	1,332,756	1,332,490

Total	$3,196,647	$2,964,069	$3,538,268

Preneed (face sales)	$734,884	$512,366	$445,313

Combined ratio (3):
Domestic	100.5%	97.2%	100.6%
International	105.9%	110.7%	108.2%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.
(4)	Effective January 1, 2009, new preneed life insurance policies in which death benefit adjustments are determined at the discretion of the Company are accounted for as universal life contracts. For contracts sold prior to January 1, 2009, these preneed life insurance policies were accounted for and will continue to be accounted for under the limited pay insurance guidance. In accordance with the universal life insurance guidance, income earned on new preneed life insurance policies is presented within policy fee income net of policyholder benefits. Under the limited pay insurance guidance, the consideration received on preneed policies is presented separately as net earned premiums, with policyholder benefits expense being shown separately. The change from reporting certain preneed life insurance policies in accordance with the universal life insurance guidance versus the limited pay insurance guidance is not material to the statement of operations or balance sheet.
(5)	2010 selling, underwriting and general expenses includes a $47,612 intangible asset impairment charge.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Income

Segment net income decreased $16,846, or 14%, to $103,206 for Twelve Months 2010 from $120,052 for Twelve Months 2009 primarily due to an intangible asset impairment charge of $30,948 (after-tax) related to a fourth quarter 2010 client notification of non-renewal of a block of domestic service contract business effective June 1, 2011.

Absent this item, net income increased $14,102, or 12%, as a result of improved underwriting results in our international and preneed businesses. International results improved primarily due to favorable loss experience in our U.K. credit insurance business and growth in Latin America. These items were partially offset by decreased underwriting results primarily attributable to the run-off of certain lines of business, and a $6,048 (after-tax) change in the value of our consumer price index caps (derivative instruments that protect against inflation risk in our preneed products). Additionally, Twelve Months 2009 net income included a $10,800 (after-tax) restructuring charge.

Total Revenues

Total revenues decreased $169,172, or 5%, to $3,109,648 for Twelve Months 2010 from $3,278,820 for Twelve Months 2009. The decrease was the result of lower net earned premiums of $186,742, which was primarily attributable to the continued run-off of: certain domestic extended service contract business as earnings from former clients that are no longer in business; preneed policies sold before January 1, 2009; and domestic credit insurance business.

Partially offsetting these decreases was the addition of new domestic service contract business clients and growth in both our international credit and service contracts businesses, which also benefited from the favorable impact of foreign exchange rates. We expect net earned premiums in 2011 to decline $170,000 due to the run-off of domestic credit insurance business and former large extended services contract clients that are no longer in business.

Fees and other income improved as a result of increases in preneed business, partially offset by mark-to-market losses associated with our consumer price index caps. Net investment income primarily increased due to the favorable impact of foreign exchange rates.

Gross written premiums increased $232,578, or 8%, to $3,196,647 for Twelve Months 2010 from $2,964,069 for Twelve Months 2009. Gross written premiums from our domestic service contract business increased $180,753 due to the addition of new clients and an increase in automobile vehicle service contracts as automobile sales increased and from premiums reported by certain clients in a timelier manner than in the past. This had no effect on net earned premiums. In addition, consistent with our international expansion strategy, our international credit business increased $125,653 due to growth across several countries from both new and existing clients and from the favorable impact of foreign exchange rates. Gross written premiums from our international service contract business increased $60,418, primarily due to favorable foreign exchange rates and growth from existing clients, partially offset by lower premiums in Denmark due to our decision to exit that market in 2009. Gross written premiums from our domestic credit insurance business decreased $103,707, due to the continued runoff of this product line. Other domestic gross written premiums decreased $26,379 mainly due to a one-time campaign with Ford Motor Company conducted and completed in Second Quarter 2009.

Preneed face sales increased $222,518 primarily due to increased consumer buying in advance of a less favorable tax rate change in certain Canadian provinces, as well as growth from our exclusive distribution partnership with Services Corporation International (“SCI”) the largest funeral provider in North America, and increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $142,484, or 5%, to $2,942,015 for Twelve Months 2010 from $3,084,499 for Twelve Months 2009. Policyholder benefits decreased $139,764 primarily due to improved loss experience in our U.K. credit business and in our domestic service contract business from existing and run-off clients, the run-off of preneed policies sold before January 1, 2009, and the continued run-off of our domestic credit business.

Selling, underwriting and general expenses decreased $2,720. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $42,585 as commission expense related to our domestic service contract business declined due to lower net earned premiums, partially offset by increased commission expense in our international business due to higher net earned premiums in that business coupled with the unfavorable impact of foreign exchange rates. General expenses increased $39,865 primarily due to the above-mentioned $47,612 (pre-tax) intangible asset impairment charge, the amortization of previously capitalized upfront client commission payments, as we continue to grow our international business and distribution channels, and the unfavorable impact of foreign exchange rates. Partially offsetting these increases was cost savings realized in Twelve Months 2010 as a result of a restructuring in Twelve Months 2009. This restructuring added $16,500 to expenses in Twelve Months 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Income

Segment net income increased $7,869, or 7%, to $120,052 for Twelve Months 2009 from $112,183 for Twelve Months 2008. The increase was primarily the result of favorable underwriting results in our domestic service contract business from existing and run-off clients. Partially offsetting this increase was unfavorable loss experience in our U.K. credit insurance business primarily resulting from higher unemployment rates in the U.K. compared with the prior year, a $19,101 (after-tax) decrease in net investment income and $10,800 (after-tax) of restructuring charges in our domestic and international businesses. Twelve Months 2008 included charges of $24,700 (after-tax) related to our exit from the Denmark market, client bankruptcies, and a loss on a discontinued product in Brazil which were partially offset by $9,900 (after-tax) of income from client related settlements.

Total Revenues

Total revenues decreased $137,710, or 4%, to $3,278,820 for Twelve Months 2009 from $3,416,530 for Twelve Months 2008. The decrease is mainly attributable to reduced net earned premiums and other considerations of $142,366, primarily resulting from the application of universal life insurance accounting guidance, in our Preneed business. Absent this item, net earned premiums increased $35,000, or 1%, due to our domestic and international service contract business from premiums written in prior periods and from a one-time campaign with Ford Motor Company conducted and completed in Second Quarter 2009. This increase was partially offset by unfavorable changes in foreign exchange rates as the U.S. dollar strengthened against international currencies, combined with the continued runoff of our domestic credit insurance business. Also contributing to the decrease in revenues was lower net investment income of $29,386, or 7%, primarily due to lower average invested assets and lower investment yields. These decreases were partially offset by an increase in fees and other income of $34,042, or 19%, primarily from the application of the universal life insurance accounting guidance for our Preneed business and the continued growth of our service contract businesses resulting from acquisitions made in the latter part of 2008.

Gross written premiums decreased $574,199, or 16%, to $2,964,069 for Twelve Months 2009 from $3,538,268 for Twelve Months 2008. This decrease was driven primarily by lower domestic service contract business of $517,614, primarily due to a client bankruptcy and decreased retail and auto sales due to the slowdown in consumer spending. Gross written premiums from our domestic credit insurance business decreased $77,569, due to the continued runoff of this product line. Gross written premiums from our international service contract business decreased $14,688, primarily the result of unfavorable changes in foreign exchange rates. This was partially offset by growth from both new and existing clients, consistent with our international expansion strategy. Gross written premiums from our international credit business increased $15,768 primarily driven by growth in several countries due to strong growth from new and existing clients. This was partially offset by unfavorable changes in foreign exchange rates and the slowdown in the U.K. mortgage market. Preneed face sales were $67,053 higher due to growth from our exclusive distribution partnership with SCI and increased sales initiatives.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $156,151, or 5%, to $3,084,499 for Twelve Months 2009 from $3,240,650 for Twelve Months 2008. Policyholder benefits decreased $169,607, primarily due to the above mentioned application of universal life insurance accounting guidance, in our Preneed business. Also contributing to the decrease were lower losses from a discontinued credit life product in Brazil and improved loss experience in our domestic service contract business from existing and run-off clients. This was partially offset by unfavorable loss experience in our U.K. credit insurance business primarily resulting from higher unemployment rates than the prior year. During the Twelve Months 2009, we ceased distributing unemployment insurance-related products through the internet but losses from similar products sold through more traditional distribution channels increased as a result of the prolonged high unemployment in the U.K. Selling, underwriting and general expenses increased $13,456. General expenses increased $82,616, primarily due to higher expenses associated with recent domestic extended service contract business acquisitions and restructuring charges relating to our international businesses of $10,600 and $5,900 for our domestic businesses. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $69,160, primarily due to the corresponding favorable change in foreign exchange rates in our international business and reduced commission expense resulting from acquisitions completed in the latter part of 2008. Also contributing to the decrease was the above-mentioned application of universal life insurance accounting guidance in our Preneed business. These declines in Twelve Months 2009 were partially offset by an $18,000 reduction in commission expense related to the accrual of contractual receivables established from certain domestic service contract clients recorded in Twelve Months 2008.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Net earned premiums and other considerations	$1,953,223	$1,947,529	$2,048,238
Net investment income	107,092	110,337	123,043
Fees and other income	69,147	56,890	50,000

Total revenues	2,129,462	2,114,756	2,221,281

Benefits, losses and expenses:
Policyholder benefits	684,652	664,182	785,403
Selling, underwriting and general expenses	797,996	832,528	817,848

Total benefits, losses and expenses	1,482,648	1,496,710	1,603,251

Segment income before provision for income tax	646,814	618,046	618,030
Provision for income taxes	222,527	212,049	212,827

Segment net income	$424,287	$405,997	$405,203

Net earned premiums and other considerations by major product groupings:
Homeowners (lender placed and voluntary)	$1,342,791	$1,369,031	$1,471,012
Manufactured housing (lender placed and voluntary)	220,309	219,960	225,209
Other (1)	390,123	358,538	352,017

Total	$1,953,223	$1,947,529	$2,048,238

Ratios:
Loss ratio (2)	35.1%	34.1%	38.3%
Expense ratio (3)	39.5%	41.5%	39.0%
Combined ratio (4)	73.3%	74.7%	76.4%

(1)	Primarily includes lender placed flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Income

Segment net income increased $18,290, or 5%, to $424,287 for Twelve Months 2010 from $405,997 for Twelve Months 2009. The improvement is primarily due to an improved expense ratio as a result of lower commission expense due to increases in client-ceded premiums and operational improvements. Results for Twelve Months 2010 include $14,797 (after tax) of reportable catastrophe losses, including losses from Arizona wind and hailstorms in fourth quarter 2010 and Tennessee storms during second quarter 2010. There were no reportable catastrophes during Twelve Months 2009.

Total Revenues

Total revenues increased $14,706, or 1%, to $2,129,462 for Twelve Months 2010 from $2,114,756 for Twelve Months 2009. Growth in lender placed homeowners, lender-placed flood and renters insurance products gross earned premiums and increased fee income were partially offset by increased ceded lender placed homeowners’ premiums and lower real estate owned premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $14,062, or 1%, to $1,482,648 for Twelve Months 2010 from $1,496,710 for Twelve Months 2009. The decrease was primarily due to lower selling, underwriting, and general expenses of $34,532 compared with Twelve Months 2009, partially offset by increased policyholder benefits of $20,470. The overall loss ratio increased 100 basis points primarily due to $22,764 of reportable catastrophes in Twelve Months 2010 and the non-recurrence of a $9,023 subrogation reimbursement in Twelve Months 2009. These items are partially offset by lower small-scale weather related losses. Commissions, taxes, licenses and fees decreased $37,676, primarily due to client contract changes that resulted in lower commission expenses and a release of a premium tax reserve. General expenses increased $3,144 primarily due to increased employee related expenses.

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

Total Revenues

Total revenues decreased $106,525, or 5%, to $2,114,756 for Twelve Months 2009 from $2,221,281 for Twelve Months 2008. The decrease in revenues is primarily due to decreased net earned premiums of $100,709, or 5%. The decrease is primarily attributable to lower lender-placed homeowners insurance net earned premiums due to decreased premiums from real estate owned property, several lost clients due to the financial industry consolidation and a $29,434 increase in catastrophe reinsurance costs. Increased placement rates in our non-real estate owned lender-placed business and increased average insured values partially offset these negative effects.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $106,541 or 7%, to $1,496,710 for Twelve Months 2009 from $1,603,251 for Twelve Months 2008. The decrease was due to lower policyholder benefits of $121,221 partially offset by higher selling, underwriting, and general expenses of $14,680. The decrease in policyholder benefits was due to a decrease in reportable catastrophe losses of $132,600, net of reinsurance, related to Hurricanes Ike and Gustav and $7,770 related to California wildfire losses in Twelve Months 2008. There were no reportable catastrophe losses in Twelve Months 2009. Commissions, taxes, licenses and fees decreased $32,022, primarily due to the decline in net earned premiums. General expenses increased $46,702 primarily due to additional services provided to our clients, such as loss drafts, along with investment in technology and infrastructure initiatives. In addition, Twelve Months 2009 included $3,800 in severance costs related to a reduction in force, including the closure of our California operations center. Twelve Months 2009 combined ratio was 74.7% compared with 76.4% for Twelve Months 2008.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Net earned premiums and other considerations	$1,864,122	$1,879,628	$1,951,955
Net investment income	48,540	47,658	57,464
Fees and other income	40,133	39,879	38,917

Total revenues	1,952,795	1,967,165	2,048,336

Benefits, losses and expenses:
Policyholder benefits	1,302,928	1,410,171	1,258,188
Selling, underwriting and general expenses	565,060	604,698	604,605

Total benefits, losses and expenses	1,867,988	2,014,869	1,862,793

Segment income (loss) before provision for income tax	84,807	(47,704)	185,543
Provision (benefit) for income taxes	30,778	(17,484)	65,289

Segment net income (loss)	$54,029	$(30,220)	$120,254

Net earned premiums and other considerations:
Individual Markets:
Individual medical	$1,289,181	$1,270,198	$1,276,743
Short-term medical	85,824	104,238	101,435

Subtotal	1,375,005	1,374,436	1,378,178
Small employer group:	489,117	505,192	573,777

Total	$1,864,122	$1,879,628	$1,951,955

Membership by product line:
Individual Markets:
Individual medical	557	568	578
Short-term medical	60	78	92

Subtotal	617	646	670
Small employer group:	144	121	131

Total	761	767	801

Ratios:
Loss ratio (1)	69.9%	75.0%	64.5%
Expense ratio (2)	29.7%	31.5%	30.4%
Combined ratio (3)	98.1%	105.0%	93.6%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

The Affordable Care Act

In March 2010, President Obama signed the Affordable Care Act. Provisions of the Affordable Care Act have and will become effective at various dates over the next several years. During Second Quarter 2010, management completed an extensive review of the Assurant Health segment and considered a number of possible future strategies. On the basis of this review, management believes that opportunities continue to exist in the individual medical marketplace and initiated various modifications necessary to operate in the new environment.

In November 2010, HHS issued interim final regulations with respect to the Affordable Care Act, with a comment period continuing into first quarter 2011. As a result, the impact of the Affordable Care Act is clearer but not yet fully known. Management continues to modify its business model to adapt to these new regulations and will continue to monitor HHS and state regulatory activity for clarification and additional regulations. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1, “Risk Factors—Risk related to our industry—Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations.”

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Income/(Loss)

Segment results increased $84,249, to net income of $54,029 for Twelve Months 2010 from a net loss of $(30,220) for Twelve Months 2009. The increase is primarily attributable to corrective pricing actions and plan design changes that began in late 2009. Twelve Months 2010 includes a $17,421 (after-tax) benefit from a reserve release related to a legal settlement, while Twelve Months 2009 included charges of $32,370 (after-tax) relating to unfavorable rulings in two claim-related lawsuits, a restructuring charge of $2,925 (after-tax) and H1NI-related medical charges of $2,535 (after-tax). Twelve Months 2010 results were also affected by favorable claim reserve development and reduced expenses associated with expense management initiatives, partially offset by restructuring charges of $8,721 (after-tax).

Total Revenues

Total revenues decreased $14,370, or less than 1%, to $1,952,795 for Twelve Months 2010 from $1,967,165 for Twelve Months 2009. Net earned premiums and other considerations from our individual medical business increased $18,983, or 1%, primarily due to premium rate increases. The effect of the premium rate increases was partially offset by declining members that is resulting from a continued high level of policy lapses and lower sales. Net earned premiums and other considerations from our small employer group business decreased $16,075, or 3%, due to a continued high level of policy lapses, partially offset by premium rate increases. Short-term medical net earned premiums and other considerations decreased $18,414, or 18%, due to a reduction in policies sold, partially offset by premium rate increases.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $146,881, or 7%, to $1,867,988 for Twelve Months 2010 from $2,014,869 for Twelve Months 2009. Policyholder benefits decreased $107,243, or 8%, and the benefit loss ratio decreased to 69.9% from 75.0%. The decrease was primarily due to a $26,802 benefit from a reserve release related to a legal settlement and favorable claim reserve development during Twelve Months 2010 compared to last year, partially offset by higher estimated claim experience in small employer group business. Twelve Months 2009 also includes charges of $49,800 relating to unfavorable rulings in two claim-related lawsuits. Selling, underwriting and general expenses decreased $39,638, or 7%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commission expense due to lower sales of new policies. Twelve Months 2010 includes restructuring charges of $13,417 that were the result of expense management initiatives to help transition the business for the post-health care reform. Twelve Months 2009 also included a restructuring charge of $4,500.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net (Loss)/Income

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

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Net earned premiums and other considerations	$1,101,395	$1,052,137	$1,111,748
Net investment income	132,388	133,365	147,027
Fees and other income	25,152	28,343	26,139

Total revenues	1,258,935	1,213,845	1,284,914

Benefits, losses and expenses:
Policyholder benefits	766,049	757,070	775,684
Selling, underwriting and general expenses	395,759	392,901	400,816

Total benefits, losses and expenses	1,161,808	1,149,971	1,176,500

Segment income before provision for income tax	97,127	63,874	108,414
Provision for income taxes	33,589	21,718	37,857

Segment net income	$63,538	$42,156	$70,557

Net earned premiums and other considerations:
By major product groupings:
Group dental	$420,690	$425,288	$435,115
Group disability single premiums for closed blocks (3)	—	—	11,447
All other group disability	488,813	434,381	459,208
Group life	191,892	192,468	205,978

Total	$1,101,395	$1,052,137	$1,111,748

Ratios:
Loss ratio (1)	69.6%	72.0%	69.8%
Expense ratio (2)	35.1%	36.4%	35.2%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Income

Segment net income increased 51% to $63,538 for Twelve Months 2010 from $42,156 for Twelve Months 2009. The increase in net income was primarily attributable to favorable loss experience in all product lines. Favorable disability results and life mortality, as well as dental pricing actions, contributed to the improvement. Twelve Months 2010 includes restructuring charges of $4,349 (after-tax) compared to restructuring charges of $2,445 (after-tax) in Twelve Months 2009.

Total Revenues

Total revenues increased 4% to $1,258,935 for Twelve Months 2010 from $1,213,845 for Twelve Months 2009. Net earned premiums increased 5% or $49,258 mainly due to assumed premiums from two new clients in our DRMS distribution channel and the acquisition of a block of business from Shenandoah Life Insurance Company, all added in Fourth Quarter 2009. This was partially offset by decreases in our direct products as a result of a challenging sales and persistency environment which continues to affect revenue growth.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 1% to $1,161,808 for Twelve Months 2010 from $1,149,971 for Twelve Months 2009. The loss ratio decreased to 69.6% in Twelve Months 2010 from 72.0% in Twelve Months 2009 primarily due to higher net earned premiums and favorable loss experience across the disability, life, and dental products. Disability incidence and life mortality levels continue to be very favorable compared to prior year.

The expense ratio decreased to 35.1% for Twelve Months 2010 from 36.4% for Twelve Months 2009 driven by higher net earned premiums and expense management initiatives partially offset by restructuring charges. Twelve Months 2010 includes $6,690 in restructuring charges compared to $3,760 in Twelve Months 2009.

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

Total Revenues

Total revenues decreased 5% to $1,213,845 for Twelve Months 2009 from $1,284,914 for Twelve Months 2008. Twelve Months 2008 net earned premiums include $11,447 of single premiums on closed blocks of business. Excluding single premiums on closed blocks of business, net earned premiums decreased 4%, or $48,164, driven by decreases in all products. The overall decrease is due to increased lapses and fewer covered lives due to higher unemployment, along with a difficult sales environment which presents a challenge to revenue growth. Although we added two new clients in the fourth quarter of 2009, assumed premiums from our DRMS distribution channel decreased $7,626 or 5% for Twelve Months 2009 compared to the prior year, excluding single premiums from closed blocks of business. An additional $4,594 of assumed premiums in the fourth quarter of 2009 is attributable to the acquisition of a block of business from Shenandoah Life Insurance Company. Net investment income decreased 9% or $13,662 due to a decrease in average invested assets and lower investment yields. In addition, Twelve Months 2008 included $1,294 in real estate joint venture partnership income while Twelve Months 2009 includes a loss of $237 from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 2 % to $1,149,971 for Twelve Months 2009 from $1,176,500 for Twelve Months 2008. The loss ratio increased to 72.0% from 69.8%, primarily driven by less favorable experience across all products with the exception of assumed disability business through our Disability RMS distribution channel. Overall, disability recovery rates were less favorable for Twelve Months 2009 compared with the prior year, although incidence remained steady. Group life and dental experience were less favorable when compared with the prior year. Dental experience was impacted by higher utilization in Twelve Months 2009. Our annual reserve adequacy studies led to a release of $3,234, for Twelve Months 2009 resulting in a reduction to benefits and expenses compared with $5,362 in Twelve Months 2008.

Excluding the single premiums on closed blocks of business in the prior year, the expense ratio increased to 36.4% from 35.2% driven by lower net earned premiums as well as additional costs incurred with new client additions and $3,760 of restructuring costs in Twelve Months 2009. We continued to manage expenses and experienced a 2% or $7,915 decrease for Twelve Months 2009 in selling, underwriting and general expenses compared with Twelve Months 2008.

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$17,873	$16,249	$26,198
Net realized gains (losses) on investments	48,403	(53,597)	(428,679)
Amortization of deferred gains on disposal of businesses	10,406	22,461	29,412
Fees and other income	200	140,802	3,236

Total revenues	76,882	125,915	(369,833)

Benefits, losses and expenses:
Policyholder benefits	(2,038)	7,408	1,114
Selling, underwriting and general expenses	101,830	93,769	92,689
Interest expense	60,646	60,669	60,953

Total benefits, losses and expenses	160,438	161,846	154,756

Segment loss before benefit for income taxes	(83,556)	(35,931)	(524,589)
Benefit for income taxes	(24,054)	(11,520)	(264,188)

Segment net loss	$(59,502)	$(24,411)	$(260,401)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Loss

Segment net loss increased $35,091 to $(59,502) for Twelve Months 2010 compared to a net loss of $(24,411) for Twelve Months 2009. This increase is mainly due to the non-recurrence of an $83,542 (after-tax) favorable legal settlement, net of attorney fees and allowances for related recoverables with Willis Limited in Twelve Months 2009. In addition, amortization of deferred gains on disposal of businesses declined $7,836 (after-tax) as a portion of the deferred gain liability was re-established during the fourth quarter of 2010 resulting from refinements to assumptions associated with policy run-off. Partially offsetting these items is a $66,300 (after-tax) increase in realized gains on investments.

Total Revenues

Total revenues decreased $49,033, to $76,882 for Twelve Months 2010 compared with $125,915 for Twelve Months 2009. This decrease is primarily due to the above-mentioned favorable legal settlement of $139,000 with Willis Limited in Twelve Months 2009, partially offset by increased net realized gains on investments of $102,000. In addition, amortization of deferred gains on disposal of businesses declined $12,055 for reasons noted above.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses remained relatively flat at $160,438 for Twelve Months 2010 compared with $161,846 for Twelve Months 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Loss

Segment net loss improved $235,990 to $(24,411) for Twelve Months 2009 compared with $(260,401) for Twelve Months 2008. Segment results improved mainly due to a decline in net realized losses on investments of $243,803 (after-tax) and the above-mentioned $83,542 (after-tax) favorable legal settlement with Willis Limited. Segment results also include a $3,500 (after-tax) penalty to settle the previously disclosed SEC investigation regarding a finite reinsurance arrangement. Expenses related to the SEC investigation, which included reimbursements of certain SEC investigation related expenses through our director and officer insurance coverage, were $4,076 (after-tax) lower in Twelve Months 2009 compared with Twelve Months 2008. These improvements were partially offset by a tax benefit of $88,994 related to the sale of an inactive subsidiary included in Twelve Months 2008, $9,914 of tax expense from the change in deferred tax asset valuation allowance, previously disclosed executive compensation expense (severance and special retirement bonus) of $4,550 (after-tax) and a decline in net investment income of $6,467 (after-tax).

Total Revenues

Total revenues increased $495,748, to $125,915 for Twelve Months 2009 compared with $(369,833) for Twelve Months 2008. The increase in revenues is mainly due to an improvement of $375,082 in net realized losses on investments and the above-mentioned favorable legal settlement with Willis Limited. Included in net realized losses on investments were other-than-temporary impairments (“OTTI”) of $38,660 and $340,153 for Twelve Months 2009 and Twelve Months 2008, respectively. These increases were partially offset by a decline of $9,949 in net investment income as a result of lower short-term interest rates and lower average invested assets and $6,951 in lower amortization of deferred gains on disposal of businesses.

Total Benefits, Losses and Expenses

Total expenses increased $7,090, to $161,846 in Twelve Months 2009 compared with $154,756 in Twelve Months 2008. The increase in expenses is mainly due to additional executive compensation expense of $7,000.

Goodwill Impairment

The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Factors Affecting Results-Critical Accounting Estimates-Valuation and Recoverability of Goodwill” and Notes 6 and 11 to the Consolidated Financial Statements contained elsewhere in this report for more information.

Investments

The Company had total investments of $13,505,478 and $13,157,832 as of December 31, 2010 and December 31, 2009, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2010		December 31, 2009
Aaa / Aa / A	$6,488,208	61.2%	$6,152,842	61.8%
Baa	3,227,216	30.4%	2,953,964	29.6%
Ba	618,465	5.8%	647,321	6.5%
B and lower	278,663	2.6%	212,645	2.1%

Total	$10,612,552	100.0%	$9,966,772	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2010	2009	2008
Fixed maturity securities	$572,909	$558,639	$584,712
Equity securities	33,864	38,189	45,775
Commercial mortgage loans on real estate	88,894	92,116	95,013
Policy loans	3,248	3,329	3,717
Short-term investments	5,259	7,933	16,256
Other investments	19,019	17,453	27,395
Cash and cash equivalents	5,577	8,359	26,990

Total investment income	728,770	726,018	799,858

Investment expenses	(25,580)	(27,180)	(25,511)

Net investment income	$703,190	$698,838	$774,347

Net investment income increased $4,352, or 1%, to $703,190 at December 31, 2010 from $698,838 at December 31, 2009. The increase is due to higher invested assets partially offset by lower investment yields.

Net investment income decreased $75,509, or 10%, to $698,838 at December 31, 2009 from $774,347 at December 31, 2008. The decrease is due to lower overall investment yields.

The credit markets improved throughout 2010. As a result, many securities in the portfolio have shown improved market values throughout the period. This has led to a net unrealized gain position of $617,538 as of December 31, 2010, compared to $281,327 as of December 31, 2009.

As of December 31, 2010, the Company owned $178,997 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $155,244 of municipal securities, with a credit rating of A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2010, approximately 2.3% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.7% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 26% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

As required by the fair value measurements and disclosures guidance, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of the following three levels:

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

Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models which include observable market inputs. Observable market inputs are the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date.

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

As of December 31, 2010 and 2009, our collateral held under securities lending, of which its use is unrestricted, was $122,219 and $218,129, respectively, while our liability to the borrower for collateral received was $122,931 and $220,279, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of December 31, 2010 and December 31, 2009. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company began engaging in transactions during 2010 in which securities issued by the U.S. government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement to selected broker/dealers. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, we had $14,370 of receivables under securities loan agreements which is included in other assets on the consolidated balance sheets.

The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold in the marketplace. The Company records obligations to return the securities that we no longer hold as a liability. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of December 31, 2010, we had $14,281 of obligations to return borrowed securities which is included in accounts payable and other liabilities on the consolidated balance sheets.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A. M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2011, the maximum amount of distributions our U.S. insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $614,362. In total, we have taken dividends, net of infusions, of $832,300 from our operating companies during 2010. We anticipate that we will be able to take dividends in 2011 of at least equal to operating company earnings.

Liquidity

As of December 31, 2010, we had approximately $878,622 in capital at the holding company. Excluding our $250,000 capital buffer against tail-event risks, we have $628,622 in deployable capital. Dividends or returns of capital paid by our subsidiaries were $886,200, $703,099 and 453,303 for the years ended December 31, 2010, 2009 and 2008, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. During 2010, 2009 and 2008 we made share repurchases and dividends of $602,568, $101,545 and $122,672, respectively.

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

Our liabilities have limited policyholder optionality which results in policyholder behavior that is relatively insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid fixed maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs. Therefore, we believe we have limited exposure to disintermediation risk.

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

On January 14, 2011, we announced that our Board of Directors declared a quarterly dividend of $0.16 per common share payable on March 14, 2011 to stockholders of record as of February 28, 2011. We paid dividends of $0.16 on December 13, 2010, September 14, 2010 and June 8, 2010 and $0.15 per common share on March 8, 2010. We paid dividends of $0.15 on December 14, 2009, September 15, 2009 and June 9, 2009 and $0.14 per common share on March 9, 2009. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

During the year ended December 31, 2010, the Company repurchased 15,224,645 shares of its outstanding common stock at a cost of $532,950. On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $805,587 at that date. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our senior notes and dividends on our common shares.

Retirement and Other Employee Benefits

We sponsor a qualified pension plan, the (“Assurant Pension Plan”) and various non-qualified pension plans along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include, but are not limited to, the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.

The Pension Protection Act of 2006 (“PPA”) requires certain qualified plans, like the Assurant Pension Plan, to meet specified funding thresholds. If these funding thresholds are not met, there are negative consequences to the Assurant Pension Plan and participants. If the funded percentage falls below 80%, full payment of lump sum benefits as well as implementation of amendments improving benefits are restricted.

As of January 1, 2010, the Assurant Pension Plan’s funded percentage was 113% on a PPA calculated basis. Therefore, benefit and payment restrictions did not occur during 2010. The 2010 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2011. Due to the funding status of the Assurant Pension Plan in 2010, no restrictions will exist before October 2011 (the time that the January 1, 2011 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2011, we do not anticipate any restrictions on benefits for the remainder of 2011.

The Assurant Pension Plan was under-funded by $96,278 and $87,977 (based on the fair value of the assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2010 and 2009, respectively. This equates to an 85% and 84% funded status at December 31, 2010 and 2009, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation, which is partially offset by better than expected asset performance.

In prior years we established a funding policy in which service cost plus 15% of the Assurant Pension Plan deficit is contributed annually. During 2010, we contributed $40,000 in cash to the Assurant Pension Plan. We expect to contribute at least $40,000 in cash to the Assurant Pension Plan over the course of 2011. See Note 22 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

The impact of a 25 basis point change in the discount rate on the 2011 projected benefit expense would result in a change of $2,300 for the Assurant Pension Plan and the various non-qualified pension plans and $300 for the retirement health benefit plan. The impact of a 25 basis point change in the expected return on assets assumption on the 2011 projected benefit expense would result in a change of $1,400 for the Assurant Pension Plan and the various non-qualified pension plans and $100 for the retirement health benefits plan.

Commercial Paper Program

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,604 was available at December 31, 2010, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the twelve months ended December 31, 2010 and 2009 and there were no amounts relating to the commercial paper program outstanding at December 31, 2010 and December 31, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at December 31, 2010. The Company does have $24,396 of letters of credit outstanding under the 2009 Credit Facility as of December 31, 2010.

The 2009 Credit Facility contains restrictive covenants, all of which were met as of December 31, 2010. These covenants include (but are not limited to):

(i)	Maintenance of a maximum debt to total capitalization ratio on the last day of any fiscal quarter of not greater than 35%, and

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

At December 31, 2010, our ratio of debt to total capitalization was 18%, the consolidated Minimum Amount described in (ii) above was $3,588,159 and our actual consolidated adjusted net worth as calculated under the covenant was $4,500,013.

In the event of the breach of certain covenants all obligations under the facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is due February 15, 2034. Our senior notes are rated bbb by A.M. Best, Baa2 by Moody’s and BBB by S&P, as of December 31, 2010.

Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $60,188 for the years ended December 31, 2010, 2009 and 2008, respectively. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity.

In management’s opinion, dividends from our subsidiaries together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2010	2009	2008
Net cash provided by (used in):
Operating activities (1)	$540,313	$278,963	$976,857
Investing activities	(8,876)	141,467	(329,003)
Financing activities	(699,473)	(142,562)	(412,134)

Net change in cash	$(168,036)	$277,868	$235,720

(1)	Includes effect of exchange rates changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Operating Activities:

We typically generate operating cash inflows from premiums collected from our insurance products and income received from our investments while outflows consist of policy acquisition costs, benefits paid, and operating expenses. These net cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.

Net cash provided by operating activities was $540,313 and $278,963 for the years ended December 31, 2010 and 2009, respectively. The increased operating activity cash flow is primarily due to an increase in net written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Net cash provided by operating activities was $278,963 and $976,857 for the years ended December 31, 2009 and 2008, respectively. The decrease in cash provided by operating activities was primarily due to reduced gross written premium and greater claim payments made in 2009, primarily the result of deteriorating economic conditions and payments associated with hurricanes Ike and Gustav which occurred in the second half of 2008.

Investing Activities:

Net cash (used in) provided by investing activities was $(8,876) and $141,467 for the years ended December 31, 2010 and 2009, respectively. The change in investing activities is primarily due to an increase in purchases of fixed maturity securities and changes in our short-term investments.

Net cash provided by (used in) investing activities was $141,467 and $(329,003) for the years ended December 31, 2009 and 2008, respectively. The change in investing activities was primarily due to fewer purchases of short-term investments, commercial mortgage loans, fixed maturity securities and equity securities, partially offset by a decrease in sales of fixed maturity and equity securities.

Financing Activities:

Net cash used in financing activities was $699,473 and $142,562 for the years ended December 31, 2010 and 2009, respectively. The increase in cash used in financing activities is primarily due to increased repurchases of our common stock and changes in our obligation under securities lending.

Net cash used in financing activities was $142,562 and $412,134 for the years ended December 31, 2009 and 2008, respectively. The decrease in cash used in financing activities was primarily due to the change in obligation under securities lending, fewer repurchases of common stock and a decrease in the redemption of mandatorily redeemable preferred stock.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2010	2009	2008
Security
Interest paid on mandatory redeemable preferred stock and debt	$60,539	$60,569	$60,859
Common stock dividends	69,618	69,596	63,672

Total	$130,157	$130,165	$124,531

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2010, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$19,445,211	$1,738,096	$1,614,593	$1,446,706	$14,645,816
Debt and related interest	1,796,813	60,188	120,375	564,125	1,052,125
Mandatory redeemable preferred stock (2)	5,000	5,000	—	—	—
Operating leases	133,572	30,224	43,011	29,349	30,988
Pension obligations and postretirement benefit	551,050	39,807	80,222	110,945	320,076
Commitments:
Purchase commitments	100,000	100,000	—	—	—
Investment purchases outstanding:
Commercial mortgage loans on real estate	25,140	25,140	—	—	—
Other investments	3,524	3,524	—	—	—
Liability for unrecognized tax benefit	22,249	5,149	8,851	8,249	—

Total obligations and commitments	$22,082,559	$2,007,128	$1,867,052	$2,159,374	$16,049,005

(1)	Insurance liabilities reflect estimated cash payments to be made to policyholders.
(2)	During February 2011, all outstanding mandatory redeemable preferred stock shares were redeemed.

Liabilities for future policy benefits and expenses of $8,105,153 and claims and benefits payable of $3,351,169 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $24,946 and $28,566 of letters of credit outstanding as of December 31, 2010 and December 31, 2009, respectively.

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

Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in investment yields and changes in spreads due to credit risks and other factors.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rise. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

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

The interest rate sensitivity relating to price risk of our fixed maturity securities is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the United States and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following tables summarize the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio as of the dates indicated:

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2010
	-100	-50	0	50	100
Total market value	$11,388,823	$10,995,378	$10,612,552	$10,246,251	$9,900,718
% Change in market value from base case	7.31%	3.61%	—%	(3.45)%	(6.71)%
$ Change in market value from base case	$776,271	$382,826	$—	$(366,301)	$(711,834)

As of December 31, 2009
	-100	-50	0	50	100
Total market value	$10,680,018	$10,316,329	$9,966,772	$9,632,477	$9,315,290
% Change in market value from base case	7.16%	3.51%	—%	(3.35)%	(6.45)%
$ Change in market value from base case	$713,246	$349,557	$—	$(334,295)	$(651,482)

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

The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2010
	-100	-50	0	50	100
Portfolio yield	5.63%	5.69%	5.76%	5.83%	5.89%
Basis point change in portfolio yield	(0.13)%	(0.07)%	—%	0.07%	0.13%

As of December 31, 2009
	-100	-50	0	50	100
Portfolio yield	5.80%	5.85%	5.89%	5.93%	5.98%
Basis point change in portfolio yield	(0.09)%	(0.04)%	—%	0.04%	0.09%

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2010		December 31, 2009
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$6,488,208	61%	$6,152,842	62%
Baa	3,227,216	30%	2,953,964	30%
Ba	618,465	6%	647,321	6%
B and lower	278,663	3%	212,645	2%

Total	$10,612,552	100%	$9,966,772	100%

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

The Company had $4,997,316 and $4,231,734 of reinsurance recoverables as of December 31, 2010 and 2009, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,185,687 and $2,303,221 as of December 31, 2010 and $1,221,513 and $1,569,252 as of December 31, 2009, relating to two large coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A and A+, respectively. A.M. Best recently placed a negative outlook on the financial strength ratings of John Hancock and a stable outlook on the financial strength ratings of The Hartford. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “—We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing Companies were to become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 7% and 9% of

Assurant preneed insurance policies, with reserves of $316,033 and $341,956 as of December 31, 2010 and 2009, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. However, total invested assets denominated in currencies other than the Canadian dollar were less than 2% of our total invested assets at December 31, 2010 and 2009.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,399,042 and $1,141,656 of the total as of December 31, 2010 and 2009, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2010
Foreign exchange spot rate at December 31, 2010, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$10,472,648	$10,542,600	$10,612,552	10,682,504	$10,752,456
% change of market value from base case	(1.32)%	(0.66)%	—%	0.66%	1.32%
$ change of market value from base case	$(139,904)	$(69,952)	$—	$69,952	$139,904

As of December 31, 2009
Foreign exchange spot rate at December 31, 2009, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$9,852,603	$9,909,688	$9,966,772	$10,023,856	$10,080,941
% change of market value from base case	(1.15)%	(0.57)%	—%	0.57%	1.15%
$ change of market value from base case	$(114,169)	$(57,084)	$—	$57,084	$114.169

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk. Please see “Item 1A—Risk Factors-Risk Related to Our Company—Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.” The following tables summarize the results of this analysis on our reported net income as of the dates indicated:

Foreign Exchange Movement Analysis Of Net Income
As of December 31, 2010
Foreign exchange daily average rate for the year ended December 31, 2010, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$274,761	$276,969	$279,177	$281,385	$283,593
% change of net income from base case	(1.58)%	(0.79)%	—%	0.79%	1.58%
$ change of net income from base case	$(4,416)	$(2,208)	$—	$2,208	$4,416

As of December 31, 2009

Foreign exchange daily average rare for the year ended December 31,2009. US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$427,843	$429,208	$430.574	$431.940	$433,305
% change of net income from base case	(063)%	(0.32)%	—%	0.32%	0.63%
$ change of net income from base case	$(2,731)	$(1.366)	$—	$1,366	$2,731

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

In accordance with the guidance on embedded derivatives, we have bifurcated the modified coinsurance agreement with The Hartford into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value in the consolidated balance sheets. The invested assets related to this modified coinsurance agreement are included in other investments on the consolidated balance sheets.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The management of Assurant is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Assurant’s disclosure controls and procedures. Based on that evaluation, management concluded that Assurant’s disclosure controls and procedures as of December 31, 2010, were effective to provide reasonable assurance that information required to be disclosed by Assurant in the reports Assurant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2010 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in our upcoming 2011 Proxy Statement (“2011 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2011 Proxy Statement, under the caption “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2011 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee in the 2011 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

Code of Ethics

The Assurant Code of Ethics applies to all directors, officers and employees of Assurant, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and our Corporate Governance Guidelines are posted in the “Corporate Governance” subsection of the “Investor Relations” section of our website at www.assurant.com which is not incorporated by reference herein. We intend to post any amendments to or waivers from the Code of Ethics that apply to our executive officers or directors on our website.

Item 11. Executive Compensation

The information in the 2011 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2011 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2011 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2011 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2011 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 5, 2010).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 10-Q, originally filed on August 5, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Senior Debt Indenture dated as of February 18, 2004 between Assurant, Inc. and SunTrust Bank, as Trustee (incorporated by reference from Exhibit 10.27 to Registrant’s Form 10-K, originally filed on March 30, 2004).

4.3

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10.1	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.2	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.3	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.4	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.5	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.6	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.7	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010.*

10.8	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 17, 2010).*

10.9	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.10	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

Exhibit Number	Exhibit Description
10.11	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.12	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.13	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 5, 2010).*

10.14	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.15	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.16	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.17	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.18	Assurant, Inc. Executive Short Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.19	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.20	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.21	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.22	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.23	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.24	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.25	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2011.*

Exhibit Number	Exhibit Description
10.26	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.27	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.28	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.29	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.30	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.31	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.32	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.33	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

10.34	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.35	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.36	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.37	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.38	Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg.*

12.1	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2010.

12.2	Computation of Other Ratios as of December 31, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2011.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 23, 2011.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. PENINGER Michael J. Peninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* Elaine D. Rosen	Non-Executive Board Chair

* Beth L. Bronner	Director

* Howard L. Carver	Director

* Juan N. Cento	Director

* Allen R. Freedman	Director

* Lawrence V. Jackson	Director

* David B. Kelso	Director

* Charles J. Koch	Director

* H. Carroll Mackin	Director

* John Michael Palms	Director

Signature	Title

* John A.C. Swainson	Director

*By:	/S/ MICHAEL J. PENINGER
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than temporary impairment of debt securities on April 1, 2009 and its method of accounting related to fair value measurements on January 1, 2008.

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

New York, New York

February 23, 2011

Assurant, Inc.

Consolidated Balance Sheets

At December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$10,009,320 in 2010 and $9,684,083 in 2009 )	$10,612,552	$9,966,772
Equity securities available for sale, at fair value (cost—$452,648 in 2010 and $514,349 in 2009)	466,954	512,987
Commercial mortgage loans on real estate, at amortized cost	1,320,964	1,428,027
Policy loans	56,142	56,407
Short-term investments	358,702	453,469
Collateral held under securities lending	122,219	218,129
Other investments	567,945	522,041

Total investments	13,505,478	13,157,832

Cash and cash equivalents	1,150,516	1,318,552
Premiums and accounts receivable, net	542,927	507,933
Reinsurance recoverables	4,997,316	4,231,734
Accrued investment income	147,069	155,757
Deferred acquisition costs	2,493,422	2,504,654
Property and equipment, at cost less accumulated depreciation	267,169	275,420
Deferred income taxes, net	76,430	167,240
Goodwill	619,779	926,398
Value of business acquired	82,208	94,632
Other assets	514,333	548,183
Assets held in separate accounts	2,000,371	1,972,332

Total assets	$26,397,018	$25,860,667

Liabilities
Future policy benefits and expenses	$8,105,153	$7,349,633
Unearned premiums	5,063,999	5,153,564
Claims and benefits payable	3,351,169	3,366,327
Commissions payable	275,409	218,060
Reinsurance balances payable	104,333	96,001
Funds withheld under reinsurance	65,894	67,700
Deferred gain on disposal of businesses	154,493	164,899
Obligation under securities lending	122,931	220,279
Accounts payable and other liabilities	1,353,863	1,388,279
Tax payable	41,702	30,126
Debt	972,164	972,058
Mandatorily redeemable preferred stock	5,000	8,160
Liabilities related to separate accounts	2,000,371	1,972,332

Total liabilities	21,616,481	21,007,418

Commitments and contingencies (Note 26)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 102,000,371 and 116,648,714 shares outstanding at December 31, 2010 and 2009, respectively	1,453	1,447
Additional paid-in capital	2,993,957	2,962,883
Retained earnings	3,264,025	3,054,466
Accumulated other comprehensive income	285,524	65,925
Treasury stock, at cost; 43,344,638 and 28,119,993 shares at December 31, 2010 and 2009, respectively	(1,764,422)	(1,231,472)

Total stockholders’ equity	4,780,537	4,853,249

Total liabilities and stockholders’ equity	$26,397,018	$25,860,667

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations

Years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$7,403,039	$7,550,335	$7,925,348
Net investment income	703,190	698,838	774,347
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	59,570	(14,937)	(88,526)
Total other-than-temporary impairment losses	(10,244)	(35,905)	(340,153)
Portion of gain recognized in other comprehensive income, before taxes	(923)	(2,755)	—

Net other-than-temporary impairment losses recognized in earnings	(11,167)	(38,660)	(340,153)
Amortization of deferred gain on disposal of businesses	10,406	22,461	29,412
Fees and other income	362,684	482,464	300,800

Total revenues	8,527,722	8,700,501	8,601,228

Benefits, losses and expenses
Policyholder benefits	3,640,978	3,867,982	4,019,147
Amortization of deferred acquisition costs and value of business acquired	1,521,238	1,601,880	1,671,680
Underwriting, general and administrative expenses	2,392,035	2,377,364	2,286,170
Interest expense	60,646	60,669	60,953
Goodwill impairment	306,381	83,000	—

Total benefits, losses and expenses	7,921,278	7,990,895	8,037,950

Income before provision for income taxes	606,444	709,606	563,278
Provision for income taxes	327,267	279,032	115,482

Net income	$279,177	$430,574	$447,796

Earnings per share
Basic	$2.52	$3.65	$3.79
Diluted	$2.50	$3.63	$3.76
Dividends per share	$0.63	$0.59	$0.54
Share data:
Weighted average shares outstanding used in basic per share calculations	110,632,551	118,036,632	118,005,967
Plus: Dilutive securities	840,663	459,008	968,712

Weighted average shares used in diluted per share calculations	111,473,214	118,495,640	118,974,679

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

At December 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
	(in thousands except number of shares)
Balance, January 1, 2008	$1,438	$2,904,970	$2,269,107	$53,911	$(1,140,523)	$4,088,903

Stock plan exercises	5	(6,621)	—	—	—	(6,616)
Stock plan compensation expense	—	24,129	—	—	—	24,129
Change in tax benefit from share-based payment arrangements	—	5,682	—	—	—	5,682
Dividends	—	—	(63,672)	—	—	(63,672)
Acquisition of common stock	—	—	—	—	(59,000)	(59,000)
Cumulative effect of change in accounting principles (Note 2)	—	—	(2,860)	—	—	(2,860)
Comprehensive loss:
Net income	—	—	447,796	—	—	447,796
Other comprehensive loss:
Net change in unrealized gains on securities, net of taxes of $269,502	—	—	—	(501,784)	—	(501,784)
Net change in foreign currency translation, net of taxes of 24,961	—	—	—	(130,379)	—	(130,379)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $49,914	—	—	—	(92,694)	—	(92,694)

Total other comprehensive loss						(724,857)

Total comprehensive loss:						(277,061)

Balance, December 31, 2008	$1,443	$2,928,160	$2,650,371	$(670,946)	$(1,199,523)	$3,709,505

Stock plan exercises	4	6,225	—	—	—	6,229
Stock plan compensation expense	—	30,288	—	—	—	30,288
Change in tax benefit from share-based payment arrangements	—	(1,790)	—	—	—	(1,790)
Dividends	—	—	(69,596)	—	—	(69,596)
Acquisition of common stock	—	—	—	—	(31,949)	(31,949)
Cumulative effect of change in accounting principles (Note 2)	—	—	43,117	(43,117)	—	—
Comprehensive income:
Net income	—	—	430,574	—	—	430,574
Other comprehensive income:
Net change in unrealized losses on securities, net of taxes of $(353,445)	—	—	—	708,309	—	708,309
Net change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(7,556)				14,033	—	14,033
Net change in foreign currency translation, net of taxes of $(17,551)	—	—	—	69,856	—	69,856
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $6,579	—	—	—	(12,210)	—	(12,210)

Total other comprehensive income						779,988

Total comprehensive income:						1,210,562

Balance, December 31, 2009	$1,447	$2,962,883	$3,054,466	$65,925	$(1,231,472)	$4,853,249

Stock plan exercises	6	3,195	—	—	—	3,201
Stock plan compensation expense	—	34,591	—	—	—	34,591
Change in tax benefit from share-based payment arrangements	—	(6,712)	—	—	—	(6,712)
Dividends	—	—	(69,618)	—	—	(69,618)
Acquisition of common stock	—	—	—	—	(532,950)	(532,950)
Comprehensive income:
Net income	—	—	279,177	—	—	279,177
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $(109,263)	—	—	—	218,705	—	218,705
Net change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(3,388)				6,292	—	6,292
Net change in foreign currency translation, net of taxes of $(6,803)	—	—	—	8,186	—	8,186
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $7,303	—	—	—	(13,584)	—	(13,584)

Total other comprehensive income						219,599

Total comprehensive income:						498,776

Balance, December 31, 2010	$1,453	$2,993,957	$3,264,025	$285,524	$(1,764,422)	$4,780,537

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities
Net income	$279,177	$430,574	$447,796
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(761,453)	(212,187)	(107,384)
Change in premiums and accounts receivable	(35,318)	2,657	109,870
Change in deferred acquisition costs and value of business acquired	49,797	254,374	91,764
Change in intangible assets	(83,303)	(42,849)	(22,564)
Change in accrued investment income	9,844	(6,896)	320
Change in insurance policy reserves and expenses	578,714	(185,053)	276,837
Change in accounts payable and other liabilities	(58,361)	(137,791)	(20,965)
Change in commissions payable	56,075	(18,514)	(30,230)
Change in reinsurance balances payable	7,738	5,330	(9,591)
Change in funds withheld under reinsurance	(4,191)	26,304	(7,856)
Change in securities classified as trading	(7,889)	15,566	43,416
Change in income taxes	(17,296)	(11,092)	(237,172)
Amortization of deferred gain on disposal of businesses	(10,406)	(22,461)	(29,412)
Depreciation and amortization	126,602	113,799	91,609
Net realized (gains) losses on investments	(48,403)	53,597	428,679
Stock based compensation expense	34,591	30,288	24,129
Change in tax benefit from share-based payment arrangements	6,712	1,790	(5,682)
Goodwill impairment	306,381	83,000	—
Other intangible asset impairment	47,612	—	—
Other	64,119	(110,511)	(44,429)

Net cash provided by operating activities	540,742	269,925	999,135

Investing activities
Sales of:
Fixed maturity securities available for sale	1,774,912	1,315,003	2,072,455
Equity securities available for sale	94,798	78,030	238,423
Property and equipment and other	380	1,548	739
Subsidiary, net of cash transferred (1)	—	—	31,853
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	867,850	624,113	583,869
Purchase of:
Fixed maturity securities available for sale	(2,921,075)	(2,123,394)	(2,346,371)
Equity securities available for sale	(23,702)	(48,935)	(316,604)
Property and equipment and other	(51,211)	(55,885)	(56,068)
Subsidiaries and warranty business, net of cash transferred (2)	(11,560)	4,923	(365,398)
Change in commercial mortgage loans on real estate	91,588	72,122	(78,157)
Change in short-term investments	95,768	254,590	(332,345)
Change in other invested assets	(24,345)	(18,839)	(31,690)
Change in policy loans	373	1,964	(1,366)
Change in collateral held under securities lending	97,348	36,227	271,657

Net cash (used in) provided by investing activities	(8,876)	141,467	(329,003)

Assurant, Inc.

Consolidated Statement of Cash Flows—(Continued)

Years Ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Financing activities
Repayment of mandatorily redeemable preferred stock	(3,160)	(3,000)	(10,000)
Change in tax benefit from share-based payment arrangements	(6,712)	(1,790)	5,682
Acquisition of common stock	(522,546)	(31,949)	(59,000)
Dividends paid	(69,618)	(69,596)	(63,672)
Change in obligation under securities lending	(97,348)	(36,227)	(285,144)
Change in receivables under securities loan agreements	(14,370)	—	—
Change in obligations to return borrowed securities	14,281	—	—

Net cash used in financing activities	(699,473)	(142,562)	(412,134)

Effect of exchange rate changes on cash and cash equivalents	(429)	9,038	(22,278)

Change in cash and cash equivalents	(168,036)	277,868	235,720
Cash and cash equivalents at beginning of period	1,318,552	1,040,684	804,964

Cash and cash equivalents at end of period	$1,150,516	$1,318,552	$1,040,684

Supplemental information:
Income taxes paid, net of refunds	$341,148	$328,264	$349,191
Interest paid on mandatorily redeemable preferred stock and debt	$60,539	$60,569	$60,859

(1)	This relates to the sale of United Family Life Insurance Company (“UFLIC”) to a third party on May 1, 2008.
(2)	2010 includes three acquisitions that individually and in the aggregate are immaterial. 2009 includes the acquisition of Shenandoah Life Insurance Company (acquired through reinsurance agreement on October 1, 2009), and 2008 includes the acquisition of Signal Holdings acquired on October 1, 2008, Warranty Management Group business from GE Consumer & Industrial acquired on September 26, 2008.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (“Assurant” or the “Company”) is a Delaware corporation, whose common stock trades on the New York Stock Exchange (“NYSE”) under the symbol AIZ. Assurant is a holding company whose subsidiaries provide specialized insurance products and related services in North America and select worldwide markets.

Through its operating subsidiaries, the Company provides debt protection administration, credit-related insurance, warranties and service contracts, pre-funded funeral insurance, lender-placed homeowners insurance, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance and group life insurance.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares, per share amounts and number of securities in an unrealized loss position.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The items on the Company’s balance sheets affected by the use of estimates include but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates recorded. The Company believes the amounts reported are reasonable and adequate.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Foreign Currency Translation

For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in accumulated other comprehensive income (loss) (“AOCI”). Other than for one of our wholly owned Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded in underwriting, general and administration expenses in the consolidated statements of operations during the period in which they occur.

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

Investments

Fixed maturity and equity securities are classified as available-for-sale, as defined in the investments guidance, and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. Net unrealized gains and losses, less deferred income taxes, are included in AOCI.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience, loan groupings that have probable and estimable losses and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Indicative factors of impairment include, but are not limited to, whether the loan is current, the value of the collateral and the financial position of the borrower. If a loan is individually impaired, the Company uses one of the following valuation methods based on the individual loans’ facts and circumstances to measure the impairment amount: (1) the present value of expected future cash flows, (2) the loan’s observable market price, or (3) the fair value of collateral. Changes in the allowance for loan losses are recorded in net realized losses on investments, excluding other- than-temporary impairment losses.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The Company places loans on non-accrual status after 90 days of delinquent payments (unless the loans are both well secured and in the process of collection). A loan may be placed on non-accrual status before this time if information is available that suggests its impairment is probable.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include money market funds and short maturity investments. These amounts are reported at cost, which approximates fair value.

The Company engages in collateralized transactions in which fixed maturity securities, especially bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. The collateral held under these securities lending transactions is reported at fair value and the obligation is reported at the amount of the collateral received. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI.

The Company also engages in collateralized transactions in which bonds issued by the U.S. government, government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. Collateral pledged in these securities lending transactions is reported at the amount pledged plus accrued interest. The obligations to return the securities that we no longer hold are financial liabilities reported at fair value with the changes in value reported as realized gains or losses.

Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan (“ASIC”) and the Assurant Deferred Compensation Plan (“ADC”). The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to the modified coinsurance arrangement, the AIP, ASIC and ADC are classified as trading securities as defined in the investment guidance.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

accounts are netted with other positive cash accounts of the same bank provided the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

Uncollectible Receivable Balance

The Company maintains allowances for doubtful accounts for probable losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds, thus a credit exposure exists to the extent that any reinsurer is unable to meet the obligation assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and holds substantial collateral (in the form of funds withheld, trusts, and letters of credit) as security under the reinsurance agreements. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions.

Funds withheld under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of investment income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the consolidated statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for pre-funded funeral (“preneed”) life insurance policies issued prior to 2009 and certain life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

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

Acquisition costs relating to the individual voluntary limited benefit health policies issued in 2007 and later are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commission expenses which result from commission schedules that pay significantly higher rates in the first year.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives. Property and equipment are assessed for impairment when impairment indicators exist.

Goodwill

Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to: a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment.

When required, we test goodwill for impairment at the reporting unit level. Following the guidance on goodwill, we have concluded that our reporting units for goodwill testing are equivalent to our reported operating segments, excluding the Corporate and Other segment.

For each reporting unit, we first compare estimated fair value with net book value (“Step 1”). If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we perform a second test to measure the amount of impairment, if any. To determine the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination (“Step 2”). Specifically, we determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

In the fourth quarters of 2010 and 2009, we conducted our annual assessments of goodwill. Based on the results of the 2010 assessment, the Company concluded that the net book values of the Assurant Employee Benefits and Assurant Health reporting units exceeded their estimated fair values and therefore performed a Step 2 test. Based on the results of the Step 2 test, the Company recorded impairment charges of $102,078 and $204,303 related to the Assurant Employee Benefits and Assurant Health reporting units, respectively, in 2010. During 2009, the Company concluded that the net book value of the Assurant Employee Benefits reporting unit exceeded its estimated fair value and recorded an $83,000 impairment charge after performing a Step 2 test. For both 2010 and 2009, those reporting units where a Step 2 test was not performed, the estimated fair value of the reporting units exceeded their respective net book values and therefore goodwill was not impaired.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, preneed life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected lifetime of the policies.

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2010 and 2009 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Other Assets

Other assets primarily include prepaid items and other intangible assets. Other intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives. Other intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. Impairment exists if the carrying amount of the indefinite-lived other intangible asset exceeds its fair value. For other intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators (“triggers”) of impairment identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company does perform an annual impairment test for other intangible assets with finite lives even if there are no triggers present. The Company recorded an impairment charge of $47,612 related to finite-lived other intangible assets in 2010. There were no impairment charges related to finite-lived other intangible assets in 2009. For both 2010 and 2009, there were no impairment charges for indefinite-lived other intangible assets. Amortization expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

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

Reserves

Reserves are established in accordance with GAAP, using generally accepted actuarial methods. Factors used in their calculation include experience derived from historical claim payments and actuarial assumptions. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on facts and circumstances known at the time of calculation. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including but not limited to: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

Many of these items are not directly quantifiable. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. However, based on information currently available, we believe our reserve estimates are adequate.

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered, policies disposed of via reinsurance (Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) contracts), group worksite and certain medical policies.

Future policy benefits and expense reserves for LTC, certain life and annuity insurance policies no longer offered a majority of individual medical policies issued prior to 2003, certain medical contracts issued from 2003 through 2006 individual voluntary limited benefit health policies issued in 2007 and later, and the traditional life insurance contracts within FFG, are equal to the present value of future benefits to policyholders plus related expenses less the present value of the future net premiums. These amounts are estimated based on assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

Reserves for worksite group disability policies, which typically have high front-end costs and are expected to remain in force for an extended period of time, include case reserves and incurred but not reported (“IBNR”) reserves which equal the net present value of the expected future claims payments. Worksite group long term disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.

Short Duration Contracts

The Company’s short duration contracts include group term life contracts, group disability contracts, medical contracts, dental contracts, property and warranty contracts, credit life and disability contracts and extended service contracts. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

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

Deferred Gain on Disposal of Businesses

The Company recorded a deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company, and adjusts the revenue recognized accordingly. In the fourth quarter of 2010, the Company re-established $8,158 of the FFG deferred gain based on its annual review.

Debt

The Company reports debt net of unamortized discount or premium. Interest expense related to debt is expensed as incurred.

The Company reports mandatorily redeemable preferred stock equal to its redemption value.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts which are actively being sold are preneed life insurance and certain group worksite insurance policies. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies issued prior to 2009, revenues are recognized when due from policyholders. For preneed life insurance policies with discretionary death benefit growth issued after 2008 and for preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on group worksite insurance products.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Total Other-Than-Temporary Impairment Losses

For debt securities with credit losses and non-credit losses or gains, total other-than-temporary impairment (“OTTI”) losses is the total of the decline in fair value from either the most recent OTTI determination or a prior period end in which the fair value declined until the current period end valuation date. This amount does not include any securities that had fair value increases. For equity securities and debt securities that the Company has the intent to sell or if it is more likely than not that it will be required to sell for equity securities that have an OTTI or for debt securities if there are only credit losses, total other-than-temporary impairment losses is the total amount by which the fair value of the security is less than its amortized cost basis at the period end valuation date and the decline in fair value is deemed to be other-than-temporary.

Fees and Other Income

Income earned on preneed life insurance policies with discretionary death benefit growth issued after 2008 is presented within fees and other income.

The Company also derives fees and other income from providing administrative services. These fees are recognized monthly when services are performed.

Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor (administrative service-only plans). For these contract sales, the Company recognizes administrative fee revenue on a straight-line pro-rata basis over the terms of the service contract.

Administrator obligor service contracts are sales in which the Company is designated as the obligor. The Company recognizes and reports administration fees related to these contracts as earned on the same basis as the premium is recognized or on a straight-line pro-rata basis

Administration fees related to the unexpired portion of the contract term for both the dealer obligor and administrator obligor service contracts are deferred and amortized over the term of the contracts. These unexpired amounts are reported in accounts payable and other liabilities on the consolidated balance sheets.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, salaries and personnel benefits and other general operating expenses.

Leases

The Company records expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows the guidance on contingencies, which requires the Company to evaluate each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

On July 1, 2009, the Company adopted the new guidance that establishes a single source of authoritative accounting and reporting guidance recognized by the FASB for nongovernmental entities (the “Codification”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. References to accounting guidance contained in the Company’s consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification. Plain English references to the accounting guidance have been made along with references to the ASC topic number and name.

On December 31, 2009, the Company adopted the new guidance on postretirement benefit plan assets. This new guidance requires companies to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The additional disclosure requirements include how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 22 for further information.

On October 1, 2009, the Company adopted the new guidance on measuring the fair value of liabilities. When the quoted price in an active market for an identical liability is not available, this new guidance requires that either the quoted price of the identical or similar liability when traded as an asset or another valuation technique that is consistent with the fair value measurements and disclosures guidance be used to fair value the liability. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted the new OTTI guidance. This new guidance amends the previous guidance for debt securities and modifies the presentation and disclosure requirements for debt and equity securities. In addition, it amends the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaces this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this new guidance modifies the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

income (loss) (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in AOCI. See Note 5 for further information.

On April 1, 2009, the Company adopted the new guidance on determining fair value in illiquid markets. This new guidance clarifies how to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased. This new guidance also clarifies how to identify circumstances indicating that a transaction is not orderly. Under this new guidance, significant decreases in the volume and level of activity of an asset or liability, in relation to normal market activity, requires further evaluation of transactions or quoted prices and exercise of significant judgment in arriving at fair values. This new guidance also requires additional interim and annual disclosures. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted the new fair value of financial instruments guidance. This new guidance requires disclosures about the fair value of financial instruments already required in annual financial statements to be included within interim financial statements. This new guidance also requires disclosure of the methods and assumptions used to estimate fair value. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations. See Note 6 for further information.

On January 1, 2009, the Company adopted the revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also increases the disclosure requirements for business combinations in the consolidated financial statements. The adoption of the revised guidance did not have an impact on the Company’s financial position or results of operations. However, should the Company enter into a business combination in 2010 or beyond, our financial position or results of operations could incur a significantly different impact than had it recorded the acquisition under the previous business combinations guidance. Earnings volatility could result, depending on the terms of the acquisition.

On January 1, 2009, the Company adopted the new consolidations guidance. The new guidance requires that a noncontrolling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be presented in the statement of operations. The new guidance also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company applied the fair value measurements and disclosures guidance for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application of this guidance for those assets and liabilities did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with the fair value measurements and disclosures guidance. The

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

requirements of this guidance include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. To perform a market valuation, the Company is required to use a market, income or cost approach valuation technique(s). The Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If Step 1 of the impairment test indicates that the net book value of the reporting unit is greater than the estimated fair value, then Step 2 test is required. Step 2 requires that the Company measure the fair value of goodwill of the reporting unit. As mentioned above, the application of this guidance which was used to measure the fair value of goodwill in Step 2 of the goodwill impairment test did not have an impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted the new earnings per share guidance on participating securities and the two class method. The new guidance requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. All prior period earnings per share data presented have been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2009 and 2008. See Note 24 for further information.

On January 1, 2008, the Company adopted the fair value measurements and disclosures guidance. This guidance defined fair value, addressed how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and expanded disclosures about fair value measurements. This guidance was applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, this guidance required limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments was shown as a cumulative-effect adjustment to the January 1, 2008 retained earnings balance. At adoption, the Company recognized a $4,400 decrease to other assets, and a corresponding decrease of $2,860 (after-tax) to retained earnings. See Notes 5 and 6 for further information regarding these financial instruments and the fair value disclosures, respectively.

Recent Accounting Pronouncements—Not Yet Adopted

In October 2010, the FASB issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are related directly to the successful acquisition of new or renewal insurance contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required; however retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company is currently evaluating the requirements of the amendments and the potential impact, if any, on the Company’s financial position and results of operations.

In September 2009, the FASB issued new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

3. Business Combinations

During the years of 2009 and 2008, the Company made several acquisitions with available cash. There were three acquisitions made in 2010 that individually and in the aggregate are immaterial. The major transactions completed in 2009 and 2008 are:

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

4. Business Disposition

On May 1, 2008, the Company sold a subsidiary, United Family Life Insurance Company (“UFLIC”), to a third party for proceeds of $32,715. The Company recognized a pre-tax gain of $3,175 and an associated net tax benefit of $84,864 from the sale.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value and OTTI of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$244,659	$6,050	$(1,198)	$249,511	$—
States, municipalities and political subdivisions	829,923	39,568	(4,657)	864,834	—
Foreign governments	617,164	32,789	(1,418)	648,535	—
Asset-backed	39,310	2,524	(84)	41,750	1,016
Commercial mortgage-backed	102,312	4,670	(11)	106,971	—
Residential mortgage-backed	764,884	36,842	(4,998)	796,728	4,741
Corporate	7,411,068	541,720	(48,565)	7,904,223	13,576

Total fixed maturity securities	$10,009,320	$664,163	$(60,931)	$10,612,552	$19,333

Equity securities:
Common stocks	$5,545	$1,029	$(8)	$6,566	$—
Non-redeemable preferred stocks	447,103	32,238	(18,953)	460,388	—

Total equity securities	$452,648	$33,267	$(18,961)	$466,954	$—

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$395,005	$401,114
Due after one year through five years	2,129,325	2,244,198
Due after five years through ten years	2,499,011	2,643,058
Due after ten years	4,079,473	4,378,733

Total	9,102,814	9,667,103
Asset-backed	39,310	41,750
Commercial mortgage-backed	102,312	106,971
Residential mortgage-backed	764,884	796,728

Total	$10,009,320	$10,612,552

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Major categories of net investment income were as follows:

	Years Ended December 31,
	2010	2009	2008
Fixed maturity securities	$572,909	$558,639	$584,712
Equity securities	33,864	38,189	45,775
Commercial mortgage loans on real estate	88,894	92,116	95,013
Policy loans	3,248	3,329	3,717
Short-term investments	5,259	7,933	16,256
Other investments	19,019	17,453	27,395
Cash and cash equivalents	5,577	8,359	26,990

Total investment income	728,770	726,018	799,858

Investment expenses	(25,580)	(27,180)	(25,511)

Net investment income	$703,190	$698,838	$774,347

No material investments of the Company were non-income producing for the years ended December 31, 2010, 2009 and 2008.

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Years Ended December 31,
	2010	2009	2008
Proceeds from sales	$1,867,797	$1,396,027	$2,317,080
Gross realized gains	65,861	50,186	58,855
Gross realized losses	8,286	55,982	136,908

For securities sold at a loss during 2010, the average period of time these securities were trading continuously at a price below book value was approximately 26 months.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Years Ended December 31,
	2010	2009	2008
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$53,880	$17,651	$(23,775)
Equity securities	5,207	(20,931)	(46,771)
Commercial mortgage loans on real estate	(16,710)	(10,219)	326
Other investments	17,193	(1,438)	(4,819)
Collateral held under securities lending	—	—	(13,487)

Total net realized gains (losses) related to sales	59,570	(14,937)	(88,526)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(10,607)	(23,238)	(191,873)
Equity securities	(560)	(14,555)	(142,756)
Other investments	—	(867)	(5,524)

Total net realized losses related to other-than-temporary impairments	(11,167)	(38,660)	(340,153)

Total net realized gains (losses)	$48,403	$(53,597)	$(428,679)

Other-Than-Temporary Impairments

Adoption of the OTTI Guidance

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

The OTTI guidance required that the Company record, as of April 1, 2009, the date of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income. For purposes of calculating the cumulative effect adjustment,

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, which were $188,614 and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other factors. The Company determined that $119,022 of the OTTI previously recorded related to specific credit losses and $69,592 related to all other factors. Under the OTTI guidance, the Company increased the amortized cost basis of these debt securities by $66,241 and recorded a cumulative effect adjustment, net of tax, in its shareholders’ equity section. The cumulative effect adjustment had no effect on total shareholders’ equity as it increased retained earnings and reduced accumulated other comprehensive income.

For the twelve months ended December 31, 2010 and 2009, the Company recorded $10,244 and $35,905, respectively, of OTTI, of which $11,167 and $38,660 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $(923) and $(2,755), respectively, related to all other factors and was recorded as an unrealized gain component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Year ended December 31, 2010
Balance, beginning of year	$108,053
Additions for credit loss impairments recognized in the current period on securities not previously impaired	2,508
Additions for credit loss impairments recognized in the current period on securities previously impaired	2,777
Reductions for securities which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security	(116)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(380)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(7,597)

Balance, end of year	$105,245

Year ended December 31, 2009
Balance, beginning of period	$—
Credit losses remaining in retained earnings related to the adoption of OTTI guidance effective April 1, 2009	119,022
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,464
Additions for credit loss impairments recognized in the current period on securities previously impaired	6,900
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(433)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18,900)

Balance, end of year	$108,053

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Realized gains and losses on sales of investments are recognized on the specific identification basis.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$105,597	$(1,198)	$—	$—	$105,597	$(1,198)
States, municipalities and political subdivisions	136,578	(3,520)	10,743	(1,137)	147,321	(4,657)
Foreign governments	97,725	(538)	9,902	(880)	107,627	(1,418)
Asset-backed	2,865	(84)	—	—	2,865	(84)
Commercial mortgage-backed	4,754	(11)	—	—	4,754	(11)
Residential mortgage-backed	168,942	(4,907)	1,982	(91)	170,924	(4,998)
Corporate	753,340	(21,674)	310,107	(26,891)	1,063,447	(48,565)

Total fixed maturity securities	$1,269,801	$(31,932)	$332,734	$(28,999)	$1,602,535	$(60,931)

Equity securities:
Common stocks	$479	$(8)	$—	$—	$479	$(8)
Non-redeemable preferred stocks	46,336	(2,791)	146,361	(16,162)	192,697	(18,953)

Total equity securities	$46,815	$(2,799)	$146,361	$(16,162)	$193,176	$(18,961)

	December 31, 2009
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$9,625	$(50)	$777	$(23)	$10,402	$(73)

States, municipalities and political subdivisions	127,202	(3,974)	17,571	(2,005)	144,773	(5,979)
Foreign governments	77,710	(2,172)	17,445	(2,607)	95,155	(4,779)
Asset-backed	2,859	(43)	9,312	(427)	12,171	(470)
Commercial mortgage-backed	34,805	(313)	29,282	(1,149)	64,087	(1,462)
Residential mortgage-backed	116,771	(1,804)	5,634	(790)	122,405	(2,594)
Corporate	764,708	(28,025)	1,078,051	(99,973)	1,842,759	(127,998)

Total fixed maturity securities	$1,133,680	$(36,381)	$1,158,072	$(106,974)	$2,291,752	$(143,355)

Equity securities:
Common stocks	$98	$(2)	$3,525	$(1,247)	$3,623	$(1,249)
Non-redeemable preferred stocks	15,595	(248)	214,928	(31,807)	230,523	(32,055)

Total equity securities	$15,693	$(250)	$218,453	$(33,054)	$234,146	$(33,304)

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Total gross unrealized losses represent less than 5% and 7% of the aggregate fair value of the related securities at December 31, 2010 and 2009, respectively. Approximately 43% and 21% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2010 and 2009, respectively. The total gross unrealized losses are comprised of 457 and 635 individual securities at December 31, 2010 and 2009, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2010 and 2009. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2010, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial industry of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $35,714, or 79%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads. As of December 31, 2010, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2010, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$3,659	$3,653
Due after one year through five years	283,701	279,802
Due after five years through ten years	444,224	427,721
Due after ten years	748,246	712,816

Total	1,479,830	1,423,992
Asset-backed	2,949	2,865
Commercial mortgage-backed	4,765	4,754
Residential mortgage-backed	175,922	170,924

Total	$1,663,466	$1,602,535

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2010, approximately 2.3% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.7% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 26% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2010, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $5 to $16,614 at December 31, 2010 and from $9 to $22,092 at December 31, 2009.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Credit quality indicators for commercial mortgage loans are loan-to-value and debt-service coverage ratios. Loan-to-value and debt-service coverage ratios are measures commonly used to assess the credit quality of commercial mortgage loans. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments and is commonly expressed as a ratio of one. The loan-to-value and debt-service coverage ratios are generally updated annually in the third quarter. The following summarizes our loan-to-value and average debt-service coverage ratios:

Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$902,271	66.6%	2.03
71 – 80%	217,282	16.1%	1.41
81 – 95%	147,493	10.9%	1.25
Greater than 95%	86,756	6.4%	0.94

Gross commercial mortgage loans	1,353,802	100.0%	1.78

Less valuation allowance	(32,838)

Net commercial mortgage loans	$1,320,964

All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. Changing economic conditions affect our valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to earthquakes, have deteriorating credits or have experienced a reduction in debt-service coverage ratio. Where warranted, we have established or increased a valuation allowance based upon this analysis.

The commercial mortgage loan valuation allowance for losses was $32,838 and $16,129 at December 31, 2010 and 2009, respectively. The provision expense during 2010 and 2009 was $16,709 and $10,221 respectively. The provision expense for both periods was mainly due to one individually impaired commercial mortgage loan with a loan valuation allowance of $22,092 and $6,320, and a net loan value of $0 and $15,772 at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, the Company had mortgage loan commitments outstanding of approximately $25,140 and is committed to fund additional capital contributions of $3,524 to joint ventures and to certain investments in limited partnerships. Furthermore, the Company has a $100,000 commitment to fund a revolving credit facility with one of its customers.

The Company has short term investments and fixed maturities of $553,722 and $542,246 at December 31, 2010 and 2009, respectively, on deposit with various governmental authorities as required by law.

The Company mainly utilizes derivative instruments in managing the Assurant Solutions segment pre-arranged funeral business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

effective hedges; therefore, they are marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2010 and 2009, the CPI CAPs included in other assets amounted to $9,825 and $12,955, respectively. In 2008, upon adoption of the fair value measurements and disclosure guidance, the Company used an exit price to value the CPI CAPs. Beginning in the first quarter of 2008, the value of the CPI CAPs was derived using cash flow model based prices in accordance with the fair value measurements and disclosures guidance, since the market for CPI CAPs was not active. The (loss) gain recorded in the results of operations totaled $(3,130), $6,174, and $4,183 for the years ended December 31, 2010, 2009 and 2008, respectively.

Collateralized Transactions

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the U.S. government and government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of December 31, 2010 and 2009, our collateral held under securities lending, of which its use is unrestricted, was $122,219 and $218,129, respectively, while our liability to the borrower for collateral received was $122,931 and $220,279, respectively. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of December 31, 2010 and December 31, 2009. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company began engaging in transactions during 2010 in which securities issued by the U.S. government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement to selected broker/dealers. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, the Company had $14,370 of receivables under securities loan agreements which is included in other assets on the consolidated balance sheets.

The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold to a third party in the marketplace. The Company records obligations to return the securities that we no longer hold. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

December 31, 2010, the Company had $14,281 of obligations to return borrowed securities which is included in accounts payable and other liabilities on the consolidated balance sheets.

Cash payments for the collateral pledged, subsequent cash adjustments to receivables under securities loan agreements and obligations to return borrowed securities, and the return of the cash collateral from the secured parties is regarded by the Company as cash flows from financing activities, since the cash payments and receipts relate to borrowing of securities under financing arrangements.

6. Fair Value Disclosures

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures

The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009. The amounts presented below for Collateral held under securities lending, Other investments, Cash equivalents, Other assets, Assets held in

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments and Other liabilities are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan and the related deferred compensation liability, respectively. The obligation to return borrowed securities is also included in Other Liabilities. Other investments also consist of investments associated with a modified coinsurance arrangement and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2010 and 2009.

	December 31, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$249,511	$—		$235,005		$14,506
State, municipalities and political subdivisions	864,834	—		864,834		—
Foreign governments	648,535	2,999		619,915		25,621
Asset-backed	41,750	—		41,750		—
Commercial mortgage-backed	106,971	—		102,429		4,542
Residential mortgage-backed	796,728	—		796,728		—
Corporate	7,904,223	—		7,778,538		125,685
Equity securities:
Common stocks	6,566	5,543		1,023		—
Non-redeemable preferred stocks	460,388	—		459,830		558
Short-term investments	358,702	248,859	b	109,843	c	—
Collateral held under securities lending	72,219	54,134	b	18,085	c	—
Other investments	261,428	56,507	a	196,612	c	8,309	d
Cash equivalents	864,649	840,210	b	24,439	c	—
Other assets	11,280	—		1,455		9,825	e
Assets held in separate accounts	1,934,658	1,707,170	a	227,488	c	—

Total financial assets	$14,582,442	$2,915,422		$11,477,974		$189,046

Financial Liabilities
Other liabilities	$65,604	$51,323		$14,281		$—
Liabilities related to separate accounts	1,934,658	1,707,170	a	227,488	c	—

Total financial liabilities	$2,000,262	$1,758,493		$241,769		$—

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

	December 31, 2009
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$120,330	$—		$120,330		$—
State, municipalities and political subdivisions	910,068	—		910,068		—
Foreign governments	558,463	3,337		552,038		3,088
Asset-backed	53,963	—		53,954		9
Commercial mortgage-backed	159,907	—		127,619		32,288
Residential mortgage-backed	712,003	—		712,003		—
Corporate	7,452,038	—		7,315,312		136,726
Equity securities:
Common stocks	4,529	3,525	a	1,004		—
Non-redeemable preferred stocks	508,458	—		502,723		5,735
Short-term investments	453,469	372,861	b	80,608	c	—
Collateral held under securities lending	143,129	78,025	b	65,104	c	—
Other investments	242,193	53,803	a	184,115	c	4,275	c
Cash equivalents	1,108,459	1,082,546	b	25,913	c	—
Other assets	14,344	—		334		14,010	e
Assets held in separate accounts	1,899,915	1,685,117	a	214,798	c	—

Total financial assets	$14,341,268	$3,279,214		$10,865,923		$196,131

Financial Liabilities
Other liabilities	$51,410	$51,410		$—		$—
Liabilities related to separate accounts	1,899,915	1,685,117		214,798		—

Total financial liabilities	$1,951,325	$1,736,527		$214,798		$—

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
		Fixed Maturity Securities					Equity Securities
	Total level 3 assets	United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$196,131	$—	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010
Total (losses) gains (realized/unrealized) included in earnings	(2,512)	(605)	2	(8)	56	(1,206)	2,639	(358)	(3,032)
Net unrealized gains (losses) included in stockholders’ equity	8,979	57	642	5	476	11,253	(3,349)	(105)	—
Purchases	52,904	32,333	—	588	—	6,239	8,116	5,628	—
Sales	(70,721)	(5,208)	—	—	(22,367)	(34,981)	(5,722)	(1,290)	(1,153)
Net transfers (1)	4,265	(12,071)	21,889	(594)	(5,911)	7,654	(6,861)	159	—

Balance, end of period	$189,046	$14,506	$25,621	$—	$4,542	$125,685	$558	$8,309	$9,825

	Year Ended December 31, 2009
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other investments	Other assets
Balance, beginning of period	$191,685	$19,398	$11	$38,909	$106,682	$12,581	$7,024	$7,080
Total gains (losses)(realized/unrealized) included in earnings	3,139	1,845	(1)	97	(5,920)	—	6	7,112
Net unrealized gains (losses) included in stockholders’ equity	27,608	(1,934)	1	7,285	20,860	654	742	—
Purchases	42,370	—	—	—	41,451	—	294	625
Sales	(35,805)	(14,817)	(2)	(10,922)	(6,671)	—	(2,743)	(650)
Net transfers (1)	(32,866)	(1,404)	—	(3,081)	(19,676)	(7,500)	(1,048)	(157)

Balance, end of period	$196,131	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010

(1)	Net transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the years ended December 31, 2010 and 2009, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

The Company carries a loan valuation allowance of $22,092 and $6,320 as of December 31, 2010 and 2009, respectively, on one individually impaired commercial mortgage loan with a principal balance of $22,092 for both periods. Due to the continued decline in the regional commercial real estate market, the value of the loan was determined to be zero at December 31, 2010. The fair value measurement was classified as Level 3 (unobservable) inputs in the fair value hierarchy.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

In accordance with the goodwill guidance, since the carrying amount of the Assurant Employee Benefits and Assurant Health reporting units was greater than their estimated fair values as determined in Step 1 of the impairment test, the Company was required to measure the fair value of goodwill of the Assurant Employee Benefits and Assurant Health reporting units in Step 2 of the impairment test. Goodwill of the Assurant Employee Benefits and Assurant Health reporting units with carrying amount of $102,078 and $204,303, respectively were written down to their implied fair values of $0, resulting in impairment charges of $102,078 and $204,303, respectively, which was included in earnings for the period. See Note 11 for further information.

To estimate the fair value of the Assurant Employee Benefits and Assurant Health reporting units, the Company utilized both the income and market valuation approaches. Under the income approach, the Company determined the fair value of the reporting units’ considering distributable earnings which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derived the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2010 earnings and price to estimated 2011 earnings which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

In connection with the acquisition of the Warranty Management Group business from GE Consumer do Industrial, the Company entered into a new 10-year agreement to market extended warranties and service contracts on GE-branded major appliances in the U.S. that included warranty distribution agreements with two existing retail customers. For one of the existing retail customers, we recorded a customer related intangible asset with an associated 10 year amortization period. We recorded an impairment charge of $47,612 in the fourth quarter of 2010 upon receipt, on November 30, 2010, of notification of non-renewal of a block of the acquired business effective June 1, 2011.

There was no remaining goodwill or other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2010.

The following table presents the Company’s fair value hierarchy for goodwill measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2009.

	Assets at Fair Value Non-Recurring Basis
	Level 1	Level 2	Level 3	Total
Goodwill at December 31, 2009	$—	$—	$102,078	$102,078

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The following table presents the goodwill and other intangible assets impairment charges as of December 31, 2010 and 2009:

	Impairment Charges Twelve Months Ended December 31,
	2010	2009
Goodwill	$306,381	$83,000

Other intangible assets	$47,612	$—

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Funds withheld under reinsurance: the carrying value reported approximates fair value due to the short maturity of the instruments.

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

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,320,964	$1,400,553	$1,428,027	$1,442,889
Policy loans	56,142	56,142	56,407	56,407
Financial liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$851,258	$803,376	$820,044	$747,978
Funds withheld under reinsurance	65,894	65,894	67,700	67,700
Debt	972,164	992,340	972,058	942,938
Mandatorily redeemable preferred stocks	5,000	5,000	8,160	8,160
Obligations under securities lending	122,931	122,931	220,279	220,279

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

7. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2010	2009
Insurance premiums receivable	$468,334	$416,139
Other receivables	107,721	117,073
Allowance for uncollectible amounts	(33,128)	(25,279)

Total	$542,927	$507,933

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

8. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense (benefit) follows:

	Year Ended December 31,
	2010	2009	2008
Current expense:
Federal & state	$331,400	$295,779	$320,931
Foreign	31,683	57,645	26,878

Total current expense	363,083	353,424	347,809

Deferred benefit:
Federal & state	(19,962)	(28,143)	(213,038)
Foreign	(15,854)	(46,249)	(19,289)

Total deferred benefit	(35,816)	(74,392)	(232,327)

Total income tax expense	$327,267	$279,032	$115,482

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2010	2009	2008
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(1.3)	(1.3)	(1.5)
Dividends received deduction	(0.8)	(0.6)	(1.2)
Foreign earnings	3.5	3.1	2.6
Foreign tax credit	(2.2)	(1.8)	(2.5)
Change in valuation allowance	1.1	0.2	16.7
Loss on sale of subsidiary	—	—	(30.8)
Goodwill	17.7	4.1	—
Other	1.0	0.6	2.2

Effective income tax rate:	54.0%	39.3%	20.5%

During 2008, the Company recorded a tax benefit of $174,864 from the loss on the sale of a non-operating subsidiary, UFLIC. The gross deferred tax asset for cumulative realized and unrealized capital losses as of December 31, 2010 and 2009 was $246,300 and $306,300, respectively, including the carryover from the loss on the sale of UFLIC. The decrease in losses is primarily related to utilization of capital loss carryforwards during 2010 due to more realized gains in the portfolio. The gross deferred tax asset related to capital losses of $246,300 has been reduced by a valuation allowance of $80,000 as of December 31, 2010. The amount of the valuation allowance is based on an assessment of the Company’s ability to generate taxable income in the future.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$(23,142)	$(15,780)	$(24,955)
Additions based on tax positions related to the current year	(1,209)	(8,513)	(4,007)
Reductions based on tax positions related to the current year	19,266	8,738	4,157
Additions for tax positions of prior years	(14,277)	(10,144)	(1,235)
Reductions for tax positions of prior years	3,903	1,293	1,802
Lapses	1,120	472	73
Settlements	495	792	8,385

Balance at end of year	$(13,844)	$(23,142)	$(15,780)

The total unrecognized tax benefit, $22,249, $22,321, and $19,604 for 2010, 2009, and 2008, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in tax payable on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $1,000, $1,500 and $2,500, respectively, of interest expense related to income tax matters. The Company had $5,700 and $4,700 of interest accrued as of December 31, 2010 and 2009, respectively. No penalties have been accrued.

The Company, and its subsidiaries, file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 2002.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
Deferred Tax Assets
Policyholder and separate account reserves	$512,504	$526,076
Accrued liabilities	10,286	12,435
Investments, net	76,703	76,562
Net operating loss carryforwards	52,897	47,015
Capital loss carryforwards	147,887	170,768
Deferred gain on disposal of businesses	54,185	57,715
Compensation related	61,846	61,313
Employee and post-retirement benefits	115,497	95,233
Other	48,268	10,992

Total deferred tax asset	1,080,073	1,058,109

Less valuation allowance	(90,738)	(81,688)

Deferred tax assets, net of valuation allowance	989,335	976,421

Deferred Tax Liabilities
Deferred acquisition costs	(705,807)	(714,829)
Net unrealized appreciation on securities	(207,098)	(94,352)

Total deferred tax liability	(912,905)	(809,181)

Net deferred income tax asset	$76,430	$167,240

The Company’s total valuation allowance against deferred tax assets increased by $9,050 to $90,738 at December 31, 2010 from $81,688 at December 31, 2009. A cumulative valuation allowance of $90,738 has been recorded because it is management’s assessment that it is more likely than not that only $989,335 of deferred tax assets will be realized. Of the total $90,738 valuation allowance $80,000 relates to the deferred tax asset on capital losses.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $128,842. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $31,421 net of anticipated foreign tax credits.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

At December 31, 2010, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal and foreign income tax purposes. Net operating loss carryforwards total $174,881 and will expire if unused as follows:

Expiration Year	Amount
2012	$183
2013	1,604
2014	7,859
2015	9,978
2016	510
2017	5,783
2018	2,658
2019	2,767
2020	1,827
2021	67
2022	1,476
2023	2,144
2024	2,203
2025	2,637
unlimited	133,185

$174,881

At December 31, 2010, the Company and its subsidiaries have $422,533 of capital loss carryovers, all of which were generated during 2008 and 2009 for U.S. federal and state income tax purposes. The 2008 capital loss carryovers of $388,608 will expire if not utilized within three years while the 2009 capital loss carryovers of $33,925 will expire if not utilized within four years.

9. Deferred Acquisition Costs

Information about deferred acquisition costs is as follows:

	December 31,
	2010	2009	2008
Beginning balance	$2,504,654	$2,650,672	$2,895,345
Costs deferred and other (1)	1,497,480	1,441,972	1,410,311
Amortization	(1,508,712)	(1,587,990)	(1,654,984)

Ending balance	$2,493,422	$2,504,654	$2,650,672

(1)	Includes foreign currency translation

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

10. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2010	2009
Land	$14,449	$14,449
Buildings and improvements	215,362	206,458
Furniture, fixtures and equipment	474,881	455,149

Total	704,692	676,056
Less accumulated depreciation	(437,523)	(400,636)

Total	$267,169	$275,420

Depreciation expense for 2010, 2009 and 2008 amounted to $59,017, $61,772 and $59,696, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

11. Goodwill

Information about goodwill is as follows:

	Goodwill for the Years Ended December 31,
	2010		2009		2008
Balance as of January 1:
Goodwill	$2,270,337		$2,262,838		$2,093,595
Accumulated impairment loss	(1,343,939)		(1,260,939)		(1,260,939)

	926,398		1,001,899		832,656
Additions	199		3,520		181,956 (1)
Foreign currency translation and other	(437)		3,979		(12,713)
Impairments	(306,381	)(3)	(83,000	)(2)	—

Goodwill	2,270,099		2,270,337		2,262,838
Accumulated impairment losses	(1,650,320)		(1,343,939)		(1,260,939)

Balance as of December 31:	$619,779		$926,398		$1,001,899

(1)	Amounts primarily attributable to the acquisitions of the GE Warranty Management Group on September 26, 2008 and The Signal on October 1, 2008. See Note 3—Business Combinations for further information.
(2)	Represents impairment of Assurant Employee Benefits reporting unit. See Notes 2 and 6 for further information.
(3)	Represents impairment of Assurant Employee Benefits and Assurant Health reporting units. See Notes 2 and 6 for further information.

The Company has assigned goodwill to its reportable operating segments for impairment testing purposes. The Corporate and other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

	Solutions	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2008
Goodwill	$1,633,731	$239,726	$204,303	$185,078	2,262,838
Accumulated impairment losses (1)	(1,260,939)	—	—	—	(1,260,939)

	372,792	239,726	204,303	185,078	1,001,899
Acquisitions	3,520	—	—	—	3,520
Foreign currency translation and other	3,979	—	—	—	3,979
Impairment	—	—	—	(83,000)	(83,000)
Balance at December 31, 2009
Goodwill	1,641,230	239,726	204,303	185,078	2,270,337
Accumulated impairment losses	(1,260,939)	—	—	(83,000)	(1,343,939)

	380,291	239,726	204,303	102,078	926,398
Acquisitions	81	118	—	—	199
Foreign currency translation and other	(437)	—	—	—	(437)
Impairment	—	—	(204,303)	(102,078)	(306,381)
Balance at December 31, 2010
Goodwill	1,640,874	239,844	204,303	185,078	2,270,099
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)

	$379,935	$239,844	$—	$—	$619,779

(1)	The accumulated impairment loss relates to an acquisition made in 1999. The entity acquired had businesses that currently are primarily represented by the Assurant Solutions and Assurant Specialty Property segments. Prior to 2006, the Assurant Solutions and Assurant Specialty Property segments were combined and together called Assurant Solutions. Thus, the entire goodwill impairment recognized in 2002 due to the adoption of FAS 142 is included in the tables under the Assurant Solutions segment.

In accordance with the goodwill guidance, goodwill is deemed to have an indefinite life and should not be amortized, but rather must be tested, at least annually, for impairment. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would “more likely than not” reduce the estimated fair value of the reporting unit below its carrying value.

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

In the fourth quarters of 2010 and 2009, we conducted our annual assessments of goodwill. Based on the results of the 2010 assessment, the Company concluded that the net book values of the Assurant Employee

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Benefits and Assurant Health reporting units exceeded their estimated fair values and therefore performed a Step 2 test. Based on the results of the Step 2 test, the Company recorded impairment charges of $102,078 and $204,303 related to the Assurant Employee Benefits and Assurant Health reporting units, respectively, representing their entire goodwill asset balances. During 2009, the Company concluded that the net book value of the Assurant Employee Benefits reporting unit exceeded its estimated fair value and recorded an $83,000 impairment charge after performing a Step 2 test. For both 2010 and 2009, those reporting units where a Step 2 test was not performed, the estimated fair value of the reporting units exceeded their respective net book values and therefore goodwill was not impaired. The 2010 impairments at Assurant Employee Benefits and Assurant Health reflects the effects of the Affordable Care Act, the low interest rate environment, continuing high unemployment, the slow pace of the economic recovery and increased net book values, primarily related to their investment portfolios. The 2009 impairment at Assurant Employee Benefits reflected the challenging near term growth environment for the Assurant Employee Benefits reporting unit and an increased net book value of the reporting unit, primarily related to its investment portfolio. Management remains confident in the long-term prospects of both the Assurant Employee Benefits and Assurant Health reporting units. See Note 6 for further information.

12. VOBA and Other Intangible Assets

Information about VOBA is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Beginning balance	$94,632	$108,204	$125,612
Deletions	—	—	(199)
Amortization, net of interest accrued	(12,526)	(13,890)	(16,696)
Foreign currency translation and other	102	318	(513)

Ending balance	$82,208	$94,632	$108,204

As of December 31, 2010, the entire outstanding balance of VOBA is from the Assurant Solutions segment with the majority related to the preneed business. VOBA in the preneed business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2010 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2011	$11,147
2012	8,962
2013	8,445
2014	7,996
2015	7,600
Thereafter	38,058

Total	$82,208

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Information about other intangible assets is as follows:

	As of December 31,
	2010			2009
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$66,047	$(31,874)	$34,173	$66,047	$(26,866)	$39,181
Customer related intangibles (1)	445,357	(188,090)	257,267	398,094	(147,121)	250,973
Marketing related intangibles	37,716	(17,647)	20,069	34,542	(9,893)	24,649

Total	$549,120	$(237,611)	$311,509	$498,683	$(183,880)	$297,825

(1)	Excluded from the 2010 customer related carrying value and accumulated amortization amounts is an impairment charge of $47,612. This impairment charge relates to the Assurant Solutions segment and is related to a fourth quarter 2010 client notification of non-renewal of a block of domestic service contract business effective June 1, 2011.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets and the amount of indefinite lived intangible assets, which mainly include state licenses, are as follows:

Year	Amount
2011	$56,723
2012	48,228
2013	40,747
2014	35,406
2015	30,036
Thereafter	97,644

Total other intangible assets with finite lives	308,784

Total other intangible assets with indefinite lives	2,725

Total other intangible assets	$311,509

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

13. Reserves

The following table provides reserve information of the Company’s major product lines at the dates shown:

	December 31, 2010				December 31, 2009
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,862,431	$78,986	$12,009	$4,085	$3,629,601	$37,672	$10,431	$4,018
Life insurance no longer offered	467,574	649	1,577	265	478,839	681	1,639	339
Universal life and other products no longer offered	246,177	197	272	8,727	263,360	168	233	8,744
FFG, LTC and other disposed businesses	3,435,762	39,119	33,535	567,557	2,879,224	41,531	25,542	421,605
Medical	87,588	9,340	7,515	11,044	93,447	11,665	18,137	13,737
All other	5,621	324	18,465	5,115	5,162	335	18,197	6,225
Short Duration Contracts:
Group term life	—	4,550	209,514	36,486	—	3,710	218,191	37,419
Group disability	—	2,567	1,251,999	152,275	—	7,705	1,274,378	143,052
Medical	—	104,169	104,288	186,102	—	112,603	169,260	190,366
Dental	—	4,400	3,079	18,063	—	4,334	5,709	19,464
Property and Warranty	—	1,887,759	168,952	349,479	—	1,896,897	173,009	368,242
Credit Life and Disability	—	307,430	61,808	69,644	—	366,313	81,726	77,581
Extended Service Contracts	—	2,363,836	2,855	40,373	—	2,482,683	2,350	50,207
All other	—	260,673	8,211	17,875	—	187,267	10,013	16,513

Total	$8,105,153	$5,063,999	$1,884,079	$1,467,090	$7,349,633	$5,153,564	$2,008,815	$1,357,512

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The following table provides a roll forward of the Company’s product lines with the most significant claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2007, gross of reinsurance (3)	$281,043	$1,524,831	$316,799	$45,710	$504,398

Less: Reinsurance ceded and other (1)	(1,350)	(36,399)	(41,411)	(4,046)	(119,094)

Balance as of January 1, 2008, net of reinsurance	279,693	1,488,432	275,388	41,664	385,304
Incurred losses related to:
Current year	169,301	342,447	1,194,853	146,873	1,081,244
Prior year’s interest	8,884	65,751	—	—	—
Prior year (s)	(58,480)	(94,113)	(51,093)	(6,737)	(55,499)

Total incurred losses	119,705	314,085	1,143,760	140,136	1,025,745
Paid losses related to:
Current year	109,558	83,863	971,781	121,707	807,087
Prior year (s)	35,039	280,767	206,772	30,408	209,506

Total paid losses	144,597	364,630	1,178,553	152,115	1,016,593
Balance as of December 31, 2008, net of reinsurance (3)	254,801	1,437,887	240,595	29,685	394,456
Plus: Reinsurance ceded and other (1)	1,461	35,115	37,265	2,768	167,394

Balance as of December 31, 2008, gross of reinsurance (3)	256,262	1,473,002	277,860	32,453	561,850

Less: Reinsurance ceded and other (1)	(1,461)	(35,115)	(37,265)	(2,768)	(167,394)

Balance as of January 1, 2009, net of reinsurance	254,801	1,437,887	240,595	29,685	394,456
Incurred losses related to:
Current year	146,638	310,228	1,273,782	118,565	943,054
Prior year’s interest	8,815	63,877	—	—	—
Prior year (s)	(24,801)	(79,899)	30,006	7,221	(35,840)

Total incurred losses	130,652	294,206	1,303,788	125,786	907,214
Paid losses related to:
Current year	88,063	71,930	1,003,547	97,780	681,019
Prior year (s)	43,381	279,861	211,638	27,776	226,725

Total paid losses	131,444	351,791	1,215,185	125,556	907,744
Balance as of December 31, 2009, net of reinsurance (3)	254,009	1,380,302	329,198	29,915	393,926
Plus: Reinsurance ceded and other (1)	1,600	37,128	30,428	1,959	147,325

Balance as of December 31, 2009 gross of reinsurance (3)	255,609	1,417,430	359,626	31,874	541,251

Less: Reinsurance ceded and other (1)	(1,600)	(37,128)	(30,428)	(1,959)	(147,325)

Balance as of January 1, 2010, net of reinsurance	254,009	1,380,302	329,198	29,915	393,926
Incurred losses related to:
Current year	137,345	352,118	1,292,045	98,546	880,347
Prior year’s interest	8,471	60,738	—	—	—
Prior year (s)	(26,994)	(85,753)	(66,451)	(3,051)	(46,269)

Total incurred losses	118,822	327,103	1,225,594	95,495	834,078
Paid losses related to:
Current year	83,482	66,570	1,028,147	81,392	608,085
Prior year (s)	46,370	273,743	251,817	26,162	250,520

Total paid losses	129,852	340,313	1,279,964	107,554	858,605
Balance as of December 31, 2010, net of reinsurance (3)	242,979	1,367,092	274,828	17,856	369,399
Plus: Reinsurance ceded and other (1)	3,021	37,182	15,562	703	149,032

Balance as of December 31, 2010 gross of reinsurance (3)	$246,000	$1,404,274	$290,390	$18,559	$518,431

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(3)	The majority of the Company’s credit life and disability claims and benefits payable are ceded to reinsurers. The Company’s net retained credit life and disability claims and benefits payable were $69,127, $87,852 and $77,299 at December 31, 2010, and 2009 and 2008, respectively.

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

The redundancies in our Medical lines case and IBNR reserves were caused by the Company’s claims and other case reserves developing more favorably than expected. The Company’s actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes as well as favorable litigation settlements.

The Company’s group disability products are short duration contracts that include short and long term disability coverage. Case reserves and IBNR for long-term disability have been discounted at 5.25% in 2010. The December 31, 2010 and 2009 liabilities net of reinsurance include $1,337,576 and $1,353,597 respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2010 and 2009 are $469,442 and $473,509, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

In 2010, 2009, and 2008 the Company’s Property and Warranty case and IBNR reserves reflected redundancies from the Company’s lender-placed homeowners business due to lower than anticipated loss ratios. The current year redundancy increased due to favorable development on a long tail product and a Credit product as well as various other short tail product lines. A subrogation recovery, net of reinsurance, of $9,000 associated with the 2007 California wildfires contributed to the redundancy in 2009. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all other years presented, there were no material changes in estimated amounts for incurred claims in prior years. Property and Warranty case and IBNR reserves were at their highest level at December 31, 2008 due to outstanding 2008 hurricane claims, most of which were paid in 2009.

Long Duration Contracts

The Company’s long duration contracts are primarily comprised of preneed life insurance and annuity policies, life insurance policies (no longer offered), universal life and annuities (no longer offered), FFG and LTC disposed businesses and medical policies. The principal products and services included in these categories are described in the summary of significant accounting policies. See Note 2 for further information.

The Company’s Solutions segment manages preneed insurance products through two separate divisions: the independent division and the American Memorial Life Insurance Company (“AMLIC”) division. The Company signed an agreement with Forethought Life Insurance Company on November 9, 2005 whereby the Company discontinued writing new preneed insurance policies in the U.S. via independent funeral homes. The reserve assumptions for future policy benefits and expenses for pre-funded funeral life and annuity contracts and traditional life insurance (no longer offered) by the preneed business differ by division and are established based upon the following:

PreNeed Business—Independent Division

Interest and discount rates for preneed life insurance issued prior to 2009 vary by year of issuance and product, are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based upon current assumptions without provisions for adverse deviation. During 2010 and 2009, interest and discount rates ranged between 4.5% and 7.3%.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2010 and 2009 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2010 and 2009.

Mortality assumptions for business issued prior to 2009 are based upon pricing assumptions and modified to allow for provisions for adverse deviation. For business issued after 2008, mortality assumptions are based upon pricing assumptions without provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future assumed policy benefit increases on preneed life insurance issued prior to 2009 ranged from 1.0% to 7.0% in 2010 and 2009. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2010 and 2009 with the exception of most policies issued in 2005 through 2007 where the assumption was 2.3%. Future policy benefit increases for business issued in 2010 are based on current assumptions.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2010 and 2009. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period.

PreNeed Business—AMLIC Division

Interest and discount rates for preneed life insurance issued or acquired after September 2000 and prior to 2009 vary by year of issuance and are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based on product nonforfeiture rates and current assumptions without provisions for adverse deviation. Discount rates for 2010 and 2009 issues ranged from 4.0% to 5.8%. Preneed insurance issued prior to October 2000 and all traditional life insurance issued by the AMLIC division use discount rates, which vary by issue year and product, ranging from 2.5% to 7.5% in 2010 and 2009.

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

Future policy benefit increases for preneed life insurance products are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2010 and 2009. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2010 and 2009. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2010 and 2009.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2010 and 2009. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2010 and 2009, except for a limited number of policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 4.1% in 2010 and 2009. Guaranteed crediting rates where present were 4.0%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

FFG and LTC

Reserves for businesses previously disposed of by FFG and LTC are included in the Company’s reserves in accordance with the insurance guidance. The Company maintains an offsetting reinsurance recoverable related to these reserves. See Note 14 for further information.

14. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2010	2009
Ceded future policyholder benefits and expense	$3,344,066	$2,786,916
Ceded unearned premium	796,944	698,985
Ceded claims and benefits payable	823,731	680,836
Ceded paid losses	32,575	64,997

Total	$4,997,316	$4,231,734

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2010 grouped by A.M. Best rating:

Best Ratings of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$1,759,490	$38,242	$558,360	$4,054	$2,360,146
A or A-	1,540,653	69,631	120,411	4,563	1,735,258
B++ or B+	39,896	1,432	1,242	170	42,740
B or B-	—	19,626	3,937	—	23,563
C and Below	42	—	—	88	130
Not Rated	3,985	668,013	139,781	39,335	851,114

Total	3,344,066	796,944	823,731	48,210	5,012,951
Less: Allowance	—	—	—	(15,635)	(15,635)

Net reinsurance recoverable	$3,344,066	$796,944	$823,731	$32,575	$4,997,316

A.M. Best ratings for The Hartford and John Hancock, the reinsurers with the largest reinsurance recoverable balances, are A and A+, respectively. A.M. Best recently placed a negative outlook on the financial strength ratings of John Hancock and a stable outlook on the financial strength ratings of The Hartford. The total amount of recoverable for these two reinsurers is $3,488,908 as of December 31, 2010. Most of the assets backing reserves relating to reinsurance recoverables from these two counterparties are held in trust.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

A substantial portion of the Not Rated category is related to Assurant Solutions’ and Assurant Specialty Property’s agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. To mitigate exposure to credit risk for these reinsurers, the Company evaluates the financial condition of the reinsurer and holds substantial collateral (in the form of funds withheld, trusts, and letters of credit) as security. The Not Rated category also includes recoverables from the National Flood Insurance Program and the Florida Hurricane Catastrophe Fund.

An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $15,635 and $6,254 at December 31, 2010 and 2009, respectively.

Information about the valuation allowance for reinsurance recoverable is as follows:

	Years Ended December 31,
	2010	2009
Balance as of beginning-of-year	$6,253	$9,680
Provision	9,266	(853)
Other additions	116	257
Direct write-downs charged against the allowance	—	(2,831)

Balance as of the end-of-year	$15,635	$6,253

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2010			2009			2008
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums and other considerations	$641,284	$8,664,723	$9,306,007	$745,625	$8,632,312	$9,377,937	$997,538	$8,625,122	$9,622,660
Premiums assumed	7,467	317,635	325,102	8,852	222,250	231,102	7,176	343,032	350,208
Premiums ceded	(345,837)	(1,882,233)	(2,228,070)	(360,221)	(1,698,483)	(2,058,704)	(379,624)	(1,667,896)	(2,047,520)

Net earned premiums and other considerations	$302,914	$7,100,125	$7,403,039	$394,256	$7,156,079	$7,550,335	$625,090	$7,300,258	$7,925,348

Direct policyholder benefits	$1,634,348	$3,465,590	$5,099,938	$1,166,137	$3,690,611	$4,856,748	$1,372,998	$3,746,597	$5,119,595
Policyholder benefits assumed	25,875	209,975	235,850	31,647	153,792	185,439	27,692	220,553	248,245
Policyholder benefits ceded	(1,284,157)	(410,653)	(1,694,810)	(764,441)	(409,764)	(1,174,205)	(807,896)	(540,797)	(1,348,693)

Net policyholder benefits	$376,066	$3,264,912	$3,640,978	$433,343	$3,434,639	$3,867,982	$592,794	$3,426,353	$4,019,147

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The Company had $1,190,763 and $1,052,007, respectively, of invested assets held in trusts or by custodians as of December 31, 2010 and 2009, respectively, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in Assurant Solutions and Assurant Specialty Property segments, for client risk and profit sharing.

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company’s various segments, including significant individual or catastrophic claims.

For those product lines where there is exposure to losses from catastrophe events, the Company closely monitors and manages its aggregate risk exposure by geographic area. The Company has entered into reinsurance treaties to manage exposure to these types of events.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. In connection with the issuance of the Series 2009-1 Notes, Ibis Re set up two reinsurance trusts to hold certain investments to secure payments to the Subsidiaries under the reinsurance agreements and the repayment of principal to the bondholders, as applicable, and entered into two related total return swap agreements (each a “swap”) with Goldman Sachs International (the “Swap Counterparty”). The Swaps may be terminated as a result of certain events, including but not limited to a payment default by the Swap Counterparty, the insolvency of the Swap Counterparty, certain changes in law with regard to the Swap Counterparty, or certain merger transactions involving the Swap Counterparty (each a “Swap Counterparty Event”). In the event of such termination, the Company may elect either to replace the Swap Counterparty and enter into an interim swap agreement (the “Interim Swap Agreement”), acting as an interim swap counterparty opposite Ibis Re, or to appoint another swap counterparty to replace the Swap Counterparty. Following a termination of a Swap as the result of a Swap Counterparty Event, if either the Company or a designated affiliate does not upon two business days notice indicate its intention to enter into the Interim Swap Agreement with Ibis Re or appoint another swap counterparty to replace the Swap Counterparty, then the related class of Cat Bond will be subject to early redemption on the next following quarterly payment date for such Cat Bond.

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

At the time the agreements were entered into with Ibis Re, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIEs”). Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses it’s VIE determination with respect to an entity on an ongoing basis.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To mitigate this risk, the Company has control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification.

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet. If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,185,687 and $1,221,513 as of December 31, 2010 and 2009, respectively. The reinsurance recoverable from John Hancock was $2,303,221 and $1,569,252 as of December 31, 2010 and 2009, respectively.

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

As of December 31, 2010, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

Segment Client Risk and Profit Sharing

The Assurant Solutions and Assurant Specialty Property segments write business produced by their clients, such as mortgage lenders and servicers, financial institutions and reinsures all or a portion of such business to insurance subsidiaries of some clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The interest expense incurred for the years ended December 31, 2010, 2009 and 2008 related to the senior notes was $60,188. There was $22,570 of accrued interest at December 31, 2010, 2009 and 2008, respectively. The Company made interest payments of $30,094 on February 15, 2010 and August 15, 2010, respectively.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,604 was available at December 31, 2010, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the twelve months ended December 31, 2010 and 2009 and there were no amounts relating to the commercial paper program outstanding at December 31, 2010 and December 31, 2009. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at December 31, 2010. The Company does have $24,396 of letters of credit outstanding under the 2009 Credit Facility as of December 31, 2010.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The 2009 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2010 the Company was in compliance with all covenants, minimum ratios and thresholds.

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

Information about the preferred stock is as follows:

	For the years ended December 31,
	2010	2009
Preferred stock, par value $1.00 per share:
Series B: 19,160 shares designated, 0 and 3,160 shares issued and outstanding in 2010 and 2009, respectively	$—	$3,160
Series C: 5,000 shares designated, issued and outstanding	5,000	5,000

Total	$5,000	$8,160

There was no change in the outstanding shares of Series C for the years ended December 31, 2010, 2009 and 2008. Changes in the number of Series B shares outstanding are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Shares outstanding, beginning	3,160	6,160	16,160
Shares redeemed	(3,160)	(3,000)	(10,000)

Shares outstanding, ending	—	3,160	6,160

All shares have a liquidation price of $1,000 per share and rank senior to common stock with respect to rights to receive dividends and to receive distributions upon the liquidation, dissolution or winding up of the Company.

During 2010, the holders of the Series B Preferred Stock redeemed all of their shares and there was no Series B Preferred Stock outstanding as of December 31, 2010. Prior to the redemption, holders of the Series B Preferred Stock were entitled to receive cumulative dividends at the rate of 4.0% per share per annum, multiplied by the $1,000 per share liquidation price.

In February 2011, the holders of the Series C Preferred Stock redeemed all of their shares and there are no more shares of Series C Preferred Stock outstanding. Prior to the redemption, holders of the Series C Preferred Stock were entitled to receive dividends at the rate of 4.5% per share per annum multiplied by the $1,000 per share liquidation price.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Dividends on both Series B and Series C Preferred Stock were payable in arrears on a quarterly basis. Any dividend that was not paid on a specified dividend payment date with respect to a share of such Preferred Stock was added to the liquidation price of such share for purposes of computing the future dividends on such share, until such delinquent dividend was paid.

None of the shares of Series B or Series C Preferred Stocks were convertible into common stock or any other equity security of the Company. However, holders of the Series B and Series C Preferred Stocks were entitled to one vote per share owned of record on all matters voted upon by the Company stockholders, voting with the holders of common stock as a single class, and not as a separate class or classes.

17. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2010	2009	2008
Shares outstanding, beginning	116,648,714	117,368,534	117,808,007
Vested restricted stock and restricted stock units, net (a)	227,094	78,826	58,447
Issuance to Board of Directors	—	—	8,466
Issuance related to ESPP	324,162	321,038	136,487
Issuance related to SARS exercise	25,046	2,366	357,127
Shares repurchased	(15,224,645)	(1,122,050)	(1,000,000)

Shares outstanding, ending	102,000,371	116,648,714	117,368,534

(a)	Vested restricted stock and restricted stock units shown net of shares retired to cover participant tax liability

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired.

18. Stock Based Compensation

In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based compensation awards as of the adoption date of the guidance. For the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

Long-Term Equity Incentive Plan

In May 2008, the Company’s shareholders approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorized the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee directors. In May 2010, the Company’s shareholders approved an amended and restated ALTEIP, increasing the number of shares of the Company’s common stock authorized for issuance to 5,300,000. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be awarded under the ALTEIP.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

For the PSU portion of an award, the number of shares a participant will receive upon vesting is contingent upon the Company meeting certain pre-established performance goals, identified below, at the end of a three-year performance period. Performance for all three metrics will be measured against a selected peer group of companies to determine the number of shares a participant will receive. The payout levels can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount based on the Company’s level of performance against the performance of the selected peer group of companies.

PSU Performance Goals. For 2009, the Compensation Committee established earnings per share (“EPS”) growth, revenue growth and total stockholder return as the three performance measures for PSU awards. EPS growth is defined as the year-over-year change in GAAP net income divided by average diluted shares outstanding. Revenue growth is defined as the year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. For 2010, in light of the significant volatility in EPS across the financial services sector, and in response to comments from our investors, the Committee decided to replace growth in EPS with growth in book value per diluted share (“BVPS”) excluding AOCI as a performance metric. BVPS growth is defined as year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. The Company believes this change will provide a more consistent basis for comparing the Company’s long-term financial performance to that of our competitors. The other metrics (revenue growth and total stockholder return) remain the same for PSUs awarded in 2010. For the 2009-2011 performance cycle, the actual payout level is determined by ranking the average of the Company’s performance with respect to all three measures against the performance of all companies included in the A.M. Best Insurance Index. For the 2010-2012 performance cycle, the actual payout level is determined by ranking the average of the Company’s three year performance with respect to all three measures against the performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes. The Company believes that this change will enable it to more accurately benchmark its performance against the performance of companies of comparable size that operate one or more similar businesses.

Under the ALTEIP, the Company’s Chief Executive Officer (“CEO”) is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Board of Directors reviews and ratifies these grants quarterly. Restricted stock and RSUs granted under this program may have different vesting periods.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Restricted Stock Units

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2009	793,363	$21.05
Grants	687,102	34.46
Vests	(263,587)	21.00
Forfeitures	(48,675)	26.53

Shares outstanding at December 31, 2010	1,168,203	$28.72

The compensation expense recorded related to RSUs was $13,928 and $7,200 for the years ended December 31, 2010 and 2009, respectively. The related total income tax benefit recognized was $4,875 and $2,520 for the years ended December 31, 2010 and 2009, respectively. The weighted average grant date fair value for RSU granted in 2009 was $21.04.

As of December 31, 2010, there was $16,523 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.30 years. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $8,844 and $43, respectively.

Performance Share Units

A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted- Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Performance share units outstanding, December 31, 2009	620,898	$20.39	2.20	$18,347
Grants	439,934	33.12	—	—
Exercises	—	—	—	—
Forfeitures and adjustments	(45,601)	28.06	—	—

Performance share units outstanding, December 31, 2010	1,015,231	$25.65	1.61	$39,107

PSUs above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

The compensation expense recorded related to PSUs was $10,772 and $5,980 for the years ended December 31, 2010 and 2009, respectively. The related total income tax benefit recognized was $3,770 and $2,093 for the years ended December 31, 2010 and 2009, respectively. The weighted average grant date fair value for PSUs granted in 2009 was $20.39.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

As of December 31, 2010, there was $10,068 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.06 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the year ended December 31, 2010 and 2009 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the year ended December 31, 2010 and 2009 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2010	2009
Expected volatility	60.16%	54.22%
Expected term (years)	2.8	2.8
Risk free interest rate	1.30%	1.29%

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

Restricted Stock

A summary of the Company’s outstanding restricted stock is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2009	149,170	$52.66
Vests	(87,400)	52.74
Forfeitures	(3,109)	48.64

Shares outstanding at December 31, 2010	58,661	$52.77

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The compensation expense recorded related to restricted stock was $1,647, $4,409 and $7,417 for the years ended December 31, 2010, 2009 and 2008, respectively. The related total income tax benefit recognized was $577, $1,543 and $2,398 for the years ended December 31, 2010, 2009 and 2008 respectively. Total compensation expense for 2008 includes $566 for restricted stock granted to the Board of Directors, which vested immediately. The weighted average grant date fair value for restricted stock granted in 2009 and 2008 was $29.77 and $55.89, respectively.

As of December 31, 2010, there was $407 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $2,962, $2,880 and $6,264 respectively.

Stock Appreciation Rights

A summary of the Company’s SARs is presented below:

	Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
SARs outstanding, December 31, 2009	4,872,458	$46.82	2.07	$5,297
Grants	—	—	—	—
Exercises	(254,130)	28.91	—	—
Forfeitures and adjustments	(826,479)	45.99	—	—

SARs outstanding, December 31, 2010	3,791,849	$48.20	1.42	$12,301

SARs exercisable at December 31, 2010	2,602,299	$42.52	1.21	$12,301

There were no SARs granted during the years ended December 31, 2010 and 2009. Currently there are no plans to award SARs in the future. There were 1,497,891 SARs granted during the year ended December 31, 2008. The compensation expense recorded related to SARs was $6,553, $10,046 and $14,179 for the years ended December 31, 2010, 2009 and 2008, respectively. The related income tax benefit recognized was $2,294, $3,516 and $4,922 for the years ended December 31, 2010, 2009 and 2008. Total compensation expense for 2008 includes $116 for SARs granted to the Board of Directors, which vested immediately. The weighted average grant date fair value for SARs granted in 2008 was $13.77.

The total intrinsic value of SARs exercised during the years ended December 31, 2010, 2009 and 2008 was $1,316, $433 and $38,527, respectively. As of December 31, 2010, there was approximately $1,079 of unrecognized compensation cost related to outstanding SARs. That cost is expected to be recognized over a weighted-average period of 0.20 years.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.

For awards granted during the year ended December 31, 2008
Expected volatility	27.69-28.15%
Expected term (years)	3.0-4.0
Risk free interest rates	1.84-2.19%
Dividend yield	0.79%

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants issued to directors have been issued from the ALTEIP, discussed above. There was no expense recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In January 2011, the Company issued 111,414 shares at a discounted price of $31.06 for the offering period of July 1, 2010 through December 31, 2010. In January 2010, the Company issued 181,718 shares to employees at a discounted price of $21.65 for the offering period of July 1, 2009 through December 31, 2009. In January 2009, the Company issued 133,994 shares to employees at a discounted price of $27.00 for the offering period of July 1, 2008 through December 31, 2008.

The compensation expense recorded related to the ESPP was $1,707, $2,653 and $2,533 for the years ended December 31, 2010, 2009 and 2008, respectively. The related income tax benefit for disqualified disposition was $290, $250 and $110 for the years ended December 31, 2010, 2009 and 2008, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

	For awards issued during the years ended December 31,
	2010	2009	2008
Expected volatility	30.84-55.94%	29.46-96.42%	19.81-32.87%
Risk free interest rates	0.18-0.33%	0.28-2.12%	3.29-4.96%
Dividend yield	1.97-2.46%	0.84-1.83%	0.73-0.80%
Expected term (years)	0.5	0.5	0.5

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

19. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2010	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	—	$—	—
February	1,304,915	30.46	1,304,915
March	2,121,554	32.73	2,121,554
April	1,783,816	35.07	1,783,816
May	1,982,400	35.44	1,982,400
June	2,300,000	35.78	2,300,000
July	1,185,000	36.19	1,185,000
August	52,000	38.11	52,000
September	—	—	—
October	—	—	—
November	2,305,960	35.25	2,305,960
December	2,189,000	37.69	2,189,000

Total	15,224,645	$35.01	15,224,645

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

On November 10, 2006, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. This authorization was increased by an additional $600,000 on January 22, 2010. During the year ended December 31, 2010, the Company repurchased 15,224,645 shares of the Company’s outstanding common stock at a cost of $532,950.

On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $805,587 at that date.

20. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, at December 31, are as follows:

	Foreign currency translation adjustment	Unrealized (losses) gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive (loss) income
Balance at December 31, 2008	$(45,944)	$(478,400)	$—	$(146,602)	$(670,946)

Cumulative effect of change in accounting principle (after-tax) (1)	—	(35,359)	(7,758)	—	(43,117)

Activity in 2009	69,856	708,309	14,033	(12,210)	779,988

Balance at December 31, 2009	23,912	194,550	6,275	(158,812)	65,925

Activity in 2010	8,186	218,705	6,292	(13,584)	219,599

Balance at December 31, 2010	$32,098	$413,255	$12,567	$(172,396)	$285,524

(1)	Relates to the adoption of the OTTI guidance for debt securities. See Notes 5 and 6 for further information.

The amounts in the unrealized (losses) gains on securities column are net of reclassification adjustments of $26,544, $(26,209) and $(225,333), net of tax, in 2010, 2009 and 2008, respectively, for net realized gains (losses) on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(1,034) and $(4,992) net of tax, in 2010 and 2009 respectively, for net realized losses on sales of securities included in net income.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2010	2009		2008
Statutory net income
P&C companies	$0	$488,545	(2)	$356,128
Life companies	0	78,880		64,214

Total statutory net income	$0	$567,425		$420,342	(1)

(1)	The $420,342 total statutory net income includes $224,290 (after-tax) of net realized losses on investments, including $177,890 (after-tax) of realized losses due to other-than-temporary impairments, and $86,200 (after-tax) of incurred insurance losses due to Hurricanes Gustav and Ike.
(2)	The $488,545 total statutory P&C companies net income includes a favorable legal settlement of $90,350 (after-tax) with Willis Limited, as subsidiary of Willis Group Holdings Limited. See note 26 for further information.

	December 31,
	2010	2009
Statutory capital and surplus
P&C companies	$0	$1,291,637
Life companies	0	1,052,929

Total statutory capital and surplus	$0	$2,344,566

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2011 without regulatory approval is approximately $614,362. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

22. Retirement and Other Employee Benefits

Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan covering substantially all employees. This Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The qualified defined benefit pension plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company.

The Company also has various non-contributory, non-qualified supplemental plans covering certain employees. Since these plans are “non-qualified” they are not subject to the laws and regulations of IRC 401(a) and ERISA. As such, the Company is not required, and does not, fund these plans. The qualified and nonqualified plans are referred to as “Pension Benefits” unless otherwise noted. The Company has the right to modify or terminate these benefits; however, the Company will not be relieved of its obligation to plan participants for their vested benefits.

In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. Substantially all employees of the Company may become eligible for these benefits depending on age and years of service. The Company has the right to modify or terminate these benefits. Plan assets and benefit obligations are measured as of December 31, 2010.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2010	2009	2008	2010	2009	2008
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(658,164)	$(581,432)	$(519,622)	$(83,553)	$(67,166)	$(59,068)
Service cost	(30,945)	(26,153)	(22,904)	(4,556)	(3,571)	(2,801)
Interest cost	(38,772)	(36,127)	(33,440)	(5,005)	(4,263)	(3,816)
Amendments	—	(374)	(4,412)	—	(1,926)	—
Actuarial loss	(56,952)	(45,515)	(29,981)	(6,050)	(8,456)	(3,054)
Benefits paid	35,549	31,437	28,927	1,728	1,829	1,573

Projected benefit obligation at end of year	$(749,284)	$(658,164)	$(581,432)	$(97,436)	$(83,553)	$(67,166)

Change in plan assets
Fair value of plan assets at beginning of year	$460,961	$380,577	$452,723	$36,546	$23,687	$21,851
Actual return on plan assets	63,877	59,956	(71,459)	4,845	4,117	(4,278)
Employer contributions	45,493	53,063	29,695	—	10,571	7,687
Benefits paid (including administrative expenses)	(36,464)	(32,635)	(30,382)	(1,728)	(1,829)	(1,573)

Fair value of plan assets at end of year	$533,867	$460,961	$380,577	$39,663	$36,546	$23,687

Funded status at end of year	$(215,417)	$(197,203)	$(200,855)	$(57,773)	$(47,007)	$(43,479)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2010, 2009 and 2008, the projected benefit obligations and the accumulated benefit obligations of Pension Benefits exceeded plan assets as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Fair value of plan assets	$533,867	$460,961	$380,577	$—	$—	$—	$533,867	$460,961	$380,577
Projected benefit obligation	(630,145)	(548,938)	(478,136)	(119,139)	(109,226)	(103,296)	(749,284)	(658,164)	(581,432)

Funded status at end of year	($96,278)	($87,977)	($97,559)	($119,139)	($109,226)	($103,296)	($215,417)	($197,203)	($200,855)

Accumulated benefit obligation	$512,072	$466,491	$415,831	$102,518	$93,697	$90,532	$614,590	$560,188	$506,363

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The Pension Protection Act of 2006 (“PPA”) requires certain qualified plans, like the Assurant Pension Plan, to meet specified funding thresholds. If these funding thresholds are not met, there are negative consequences to the Plan and participants. If the funded percentage falls below 80%, full payment of lump sum benefits as well as implementation of amendments improving benefits are restricted.

As of January 1, 2010, the Plan’s funded percentage was 113% on a PPA calculated basis. Therefore, benefit and payment restrictions did not occur during 2010. The 2010 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2011. Due to the funding status of the Plan in 2010, no restrictions will exist before October 2011 (the time that the January 1, 2011 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2011, we do not anticipate any restrictions on benefits for the remainder of 2011.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2010	2009	2008	2010	2009	2008
Assets	$—	$—	$—	$—	$—	$—
Liabilities	$(215,417)	$(197,203)	$(200,855)	$(57,773)	$(47,007)	$(43,479)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits			Retirement Health Benefits
	2010	2009	2008	2010	2009	2008
Net loss	$(242,902)	$(223,497)	$(207,391)	$(10,763)	$(6,872)	$(488)
Prior service cost	(5,578)	(6,548)	(10,705)	(5,848)	(7,332)	(6,889)

	$(248,480)	$(230,045)	$(218,096)	$(16,611)	$(14,204)	$(7,377)

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$30,945	$26,153	$22,904	$4,556	$3,571	$2,801
Interest cost	38,772	36,127	33,440	5,005	4,263	3,816
Expected return on plan assets	(38,069)	(35,207)	(36,630)	(2,685)	(2,044)	(2,033)
Amortization of prior service cost	970	1,506	3,633	1,483	1,483	1,342
Amortization of net loss (gain)	12,654	9,494	4,196	—	—	(236)
Curtailment (gain)/settlement loss	—	(610)	1,746	—	—	—

Net periodic benefit cost	$45,272	$37,463	$29,289	$8,359	$7,273	$5,690

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net loss	$32,059	$23,048	$137,779	$3,890	$6,383	$9,365
Amortization of prior service cost	(970)	(2,256)	(3,633)	(1,483)	(1,483)	(1,342)
Amortization of net (loss) gain	(12,654)	(9,218)	(4,196)	—	—	236
Prior service credit	—	374	4,412	—	1,926	—

Total recognized in accumulated other comprehensive income (loss)	$18,435	$11,948	$134,362	$2,407	$6,826	$8,259

Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$63,707	$49,411	$163,651	$10,766	$14,099	$13,949

In 2008, the deterioration of the global economy, together with the credit crisis, caused significant volatility in interest rates and equity prices, which caused actual asset returns of the Plans’ investment portfolios to be much less than expected. In 2010 and 2009, the improvement in the global economy caused actual asset returns of the Plans’ investment portfolios to be much greater than expected. The Company uses a five-year averaging method to determine the market-related value of plan assets, which is used to calculate the expected return of plan assets component of the Plans’ expense. Under this methodology, asset gains/losses that result from actual returns which differ from the Company’s expected long-term rate of return on assets assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual as compared to expected asset returns for the Plans will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above.

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $15,663 and $694, respectively. The estimated net loss and prior service cost of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $66 and $1,483, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the year ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.44%	5.94%	6.25%	5.11%	5.73%	6.29%	5.55%	6.06%	6.22%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the year ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.94%	6.25%	6.49%	5.73%	6.29%	6.28%	6.06%	6.22%	6.55%
Expected long- term return on plan assets	7.50%	7.50%	8.25%	—	—	—	7.50%	7.50%	8.25%

*	Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% – 9.30% for the Pension Benefits for the years ended December 31, 2010, 2009 and 2008.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2010, 2009 and 2008. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 246 bonds rated AA by Moody’s with maturities between zero and thirty years. The discount rate for each Plan, is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily, government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of 7.50% for the fiscal years 2010 and 2009 and 8.25% for the fiscal year 2008. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return on plan assets was 13.8% and 15.8% for the years ended December 31, 2010 and 2009.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The assumed health care cost trend rates used in measuring the accumulated benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2010	2009	2008
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	9.1%	9.5%	8.0%
Post-65 Non-reimbursement Plan	9.1%	9.5%	10.0%
Pre-65 Reimbursement Plan	9.1%	9.5%	8.0%
Post-65 Reimbursement Plan	9.1%	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	5.0%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2028	2028	2012
Post-65 Non-reimbursement Plan	2028	2028	2014
Pre-65 Reimbursement Plan	2028	2028	2012
Post-65 Reimbursement Plan	2028	2028	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2010	2009	2008
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$52	$43	$20
Effect on postretirement benefit obligation	695	596	345
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(67)	$(55)	$(20)
Effect on postretirement benefit obligation	(838)	(719)	(350)

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

Beginning in 2009, 8% of the Plans’ assets were allocated to Mesirow Institutional Multi-Strategy Fund, L.P. (“MIMSF”). MIMSF is a multi-strategy product for U.S. tax-exempt investors subject to ERISA. MIMSF allocates to five primary sub-strategies including hedged equity, credit, event, relative value and multi-strategy. Allocations to these sub-strategies will shift over time depending upon MIMSF’s investment outlook. MIMSF is managed to be broadly diversified in terms of both strategy and manager exposures.

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted the current target asset allocation. The allocation is consistent with 2009.

	The Plans’ Asset Allocation Percentages
Financial Assets	Low	Target (2)	High
Equity securities (1):
Common stock- U.S. listed small cap	5.0%	7.5%	10.0%
Mutual fund- U.S. listed large cap	22.0%	27.0%	32.0%
Common/collective trust- foreign listed	5.0%	7.5%	10.0%
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	8.0%	10.5%	13.0%
Corporate- U.S & foreign investment grade	29.5%	32.0%	34.5%
Corporate- U.S & foreign high yield	5.0%	7.5%	10.0%
Investment fund:
Multi-strategy hedge fund	5.5%	8.0%	10.5%

(1)	The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. Current target asset allocations for equity securities include allocations for investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds, during 2010. Amounts allocated for these investments are included in the equity securities caption of the fair value hierarchy at December 31, 2010, provided in the section above.
(2)	It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2010, 46.5% of plan assets were invested in fixed maturity securities and 16.6%, 12.9% and 7.6% of those securities were concentrated in the financial, communications and energy industries, with no exposure to any single creditor in excess of 8.9%, 11.6% and 9.7% of those industries, respectively. As of December 31, 2010, 43.5% of plan assets were invested in equity securities and 60.1% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2010 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2010
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$9,071		$—	$9,071	$—
Equity securities:
Common stock- U.S. listed small cap	42,619		42,619	—	—
Mutual funds- U.S. listed large cap	139,731		139,731	—	—
Common/collective trust- foreign listed	50,130		—	50,130	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	66,390		—	66,390	—
Corporate- U.S & foreign investment grade	152,306		—	152,306	—
Corporate- U.S & foreign high yield	29,686		—	29,686	—
Investment fund:
Multi-strategy hedge fund	38,738		—	—	38,738
Derivatives:
Interest rate swap	1,522		—	1,522	—

Total financial assets	$530,193	(1)	$182,350	$309,105	$38,738

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Retirement Health Benefits	December 31, 2010
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$674		$—	$674	$—
Equity securities:
Common stock- U.S. listed small cap	3,166		3,166	—	—
Mutual funds- U.S. listed large cap	10,381		10,381	—	—
Common/collective trust- foreign listed	3,724		—	3,724	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	4,932		—	4,932	—
Corporate- U.S & foreign investment grade	11,316		—	11,316	—
Corporate- U.S & foreign high yield	2,206		—	2,206	—
Investment fund:
Multi-strategy hedge fund	2,878		—	—	2,878
Derivatives:
Interest rate swap	113		—	113	—

Total financial assets	$39,390	(1)	$13,547	$22,965	$2,878

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2009 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2009
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$9,999		$—	$9,999	$—
Equity securities:
Common stock- U.S. listed small cap	33,908		33,908	—	—
Mutual funds- U.S. listed large cap	126,629		126,629	—	—
Common/collective trust- foreign listed	44,568		—	44,568	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	35,835		—	35,835	—
Corporate- U.S & foreign investment grade	136,656		—	136,656	—
Corporate- U.S & foreign high yield	25,078		—	25,078	—
Investment fund:
Multi-strategy hedge fund	36,631		—	—	36,631
Derivatives:
Interest rate swap	8,666		—	8,666	—

Total financial assets	$457,970	(1)	$160,537	$260,802	$36,631

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Retirement Health Benefits	December 31, 2009
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$793		$—	$793	$—
Equity securities:
Common stock- U.S. listed small cap	2,688		2,688	—	—
Mutual funds- U.S. listed large cap	10,039		10,039	—	—
Common/collective trust- foreign listed	3,533		—	3,533	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	2,841		—	2,841	—
Corporate- U.S & foreign investment grade	10,835		—	10,835	—
Corporate- U.S & foreign high yield	1,988		—	1,988	—
Investment fund:
Multi-strategy hedge fund	2,904		—	—	2,904
Derivatives:
Interest rate swap	687		—	687	—

Total financial assets	$36,308	(1)	$12,727	$20,677	$2,904

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The following table for the Company’s qualified pension plan and retirement health benefit plan summarizes the change in fair value associated with the MIMSF, the only Level 3 financial asset.

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2009	$36,631	$2,904
Actual return on plan assets and plan expenses	2,107	(26)

Ending balance at December 31, 2010	$38,738	$2,878

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2010, the application of the valuation technique applied to similar assets has been consistent.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

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

The Company expects to contribute at least $40,000 to its qualified pension plan in 2011. No contributions are expected to be made to the retirement health benefit plan in 2011.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2011	$37,755	$2,052
2012	35,905	2,378
2013	39,154	2,785
2014	42,441	3,225
2015	61,540	3,739
Years 2016-2019	291,716	28,360

Total	$508,511	$42,539

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $33,043, $32,962 and $30,064 in 2010, 2009, and 2008, respectively.

23. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides debt protection administration, credit-related insurance, warranties and service contracts, and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance, and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The following tables summarize selected financial information by segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,484,299	$1,953,223	$1,864,122	$1,101,395	$—	$7,403,039
Net investment income	397,297	107,092	48,540	132,388	17,873	703,190
Net realized gains on investments	—	—	—	—	48,403	48,403
Amortization of deferred gain on disposal of businesses	—	—	—	—	10,406	10,406
Fees and other income	228,052	69,147	40,133	25,152	200	362,684

Total revenues	3,109,648	2,129,462	1,952,795	1,258,935	76,882	8,527,722

Benefits, losses and expenses
Policyholder benefits	889,387	684,652	1,302,928	766,049	(2,038)	3,640,978
Amortization of deferred acquisition costs and value of business acquired	1,104,925	374,029	6,877	35,407	—	1,521,238
Underwriting, general and administrative expenses	947,703	423,967	558,183	360,352	101,830	2,392,035
Interest expense	—	—	—	—	60,646	60,646

Total benefits, losses and expenses	2,942,015	1,482,648	1,867,988	1,161,808	160,438	7,614,897

Segment income (loss) before provision (benefit) for income tax and goodwill impairment	167,633	646,814	84,807	97,127	(83,556)	912,825
Provision (benefit) for income taxes	64,427	222,527	30,778	33,589	(24,054)	327,267

Segment income (loss) before goodwill impairment	103,206	424,287	54,029	63,538	(59,502)	585,558

Goodwill impairment	—	—	—	—	306,381	306,381

Net income	$103,206	$424,287	$54,029	$63,538	$(365,883)	$279,177

Segment Assets:
Segment assets, excluding goodwill	$10,916,959	$3,164,604	$1,046,662	$2,487,966	$8,161,048	$25,777,239

Goodwill						619,779

Total assets						$26,397,018

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

	Year Ended December 31, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,671,041	$1,947,529	$1,879,628	$1,052,137	$—	$7,550,335
Net investment income	391,229	110,337	47,658	133,365	16,249	698,838
Net realized losses on investments	—	—	—	—	(53,597)	(53,597)
Amortization of deferred gain on disposal of businesses	—	—	—	—	22,461	22,461
Fees and other income	216,550	56,890	39,879	28,343	140,802	482,464

Total revenues	3,278,820	2,114,756	1,967,165	1,213,845	125,915	8,700,501

Benefits, losses and expenses
Policyholder benefits	1,029,151	664,182	1,410,171	757,070	7,408	3,867,982
Amortization of deferred acquisition costs and value of business acquired	1,187,106	367,663	8,526	38,585	—	1,601,880
Underwriting, general and administrative expenses	868,242	464,865	596,172	354,316	93,769	2,377,364
Interest expense	—	—	—	—	60,669	60,669

Total benefits, losses and expenses	3,084,499	1,496,710	2,014,869	1,149,971	161,846	7,907,895

Segment income (loss) before provision (benefit) for income tax and goodwill impairment	194,321	618,046	(47,704)	63,874	(35,931)	792,606
Provision (benefit) for income taxes	74,269	212,049	(17,484)	21,718	(11,520)	279,032

Segment income (loss) before goodwill impairment	120,052	405,997	(30,220)	42,156	(24,411)	513,574

Goodwill impairment	—	—	—	—	83,000	83,000

Net income	$120,052	$405,997	$(30,220)	$42,156	$(107,411)	$430,574

Segment Assets:
Segment assets, excluding goodwill	$11,106,794	$3,190,617	$1,078,567	$2,521,667	$7,036,624	$24,934,269

Goodwill						926,398

Total assets						$25,860,667

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The Company operates primarily in the United States and Canada, but also in select international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long- lived assets
2010
United States	$7,537,077	$258,777
Foreign countries	990,645	8,392

Total	$8,527,722	$267,169

2009
United States	$7,837,792	$266,141
Foreign countries	862,709	9,279

Total	$8,700,501	$275,420

2008
United States	$7,765,060	$269,907
Foreign countries	836,168	8,714

Total	$8,601,228	$278,621

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. The Company has no reportable major customers.

The Companies net earned premiums by segment and product are as follows:

	2010	2009	2008
Solutions:
Credit	$535,832	$561,755	$647,939
Service contracts	1,750,891	1,827,647	1,720,134
Preneed	130,558	180,969	365,000
Other	67,018	100,670	80,334

Total	$2,484,299	$2,671,041	$2,813,407

Specialty Property:
Homeowners (lender placed and voluntary)	$1,342,791	$1,369,031	$1,471,012
Manufactured housing (lender placed and voluntary)	220,309	219,960	225,209
Other	390,123	358,538	352,017

Total	$1,953,223	$1,947,529	$2,048,238

Health:
Individual medical	$1,289,181	$1,270,198	$1,276,743
Short-term medical	85,824	104,238	101,435
Small employer group	489,117	505,192	573,777

Total	$1,864,122	$1,879,628	$1,951,955

Employee Benefits:
Group dental	$420,690	$425,288	$435,115
Group disability single premiums for closed blocks	—	—	11,447
All other group disability	488,813	434,381	459,208
Group life	191,892	192,468	205,978

Total	$1,101,395	$1,052,137	$1,111,748

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

24. Earnings per common share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Years Ended December 31,
	2010	2009	2008
Numerator
Net income	$279,177	$430,574	$447,796
Deduct dividends paid	(69,618)	(69,596)	(63,672)

Undistributed earnings	$209,559	$360,978	$384,124

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	110,632,551	118,036,632	118,005,967
Incremental common shares from :
PSUs	496,856	171,371	—
SARs	219,323	100,400	831,700
ESPP	124,484	187,237	137,012

Weighted average shares used in diluted earnings per share calculations	111,473,214	118,495,640	118,974,679

Earnings per common share—Basic
Distributed earnings	$0.63	$0.59	$0.54
Undistributed earnings	1.89	3.06	3.25

Net income	$2.52	$3.65	$3.79

Earnings per common share – Diluted
Distributed earnings	$0.62	$0.59	$0.53
Undistributed earnings	1.88	3.04	3.23

Net income	$2.50	$3.63	$3.76

Average SARs totaling 3,053,101, 4,287,465, and 2,500,386 for the years ended December 31, 2010, 2009 and 2008, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

25. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2010
Total revenues	$2,167,856	$2,140,294	$2,113,971	$2,105,601
Income (loss) before provision for income taxes	248,366	253,456	226,732	(122,110)
Net income (loss)	157,223	164,675	141,670	(184,391)
Basic per share data:
Income (loss) before provision for income taxes	$2.13	$2.27	$2.10	$(1.15)
Net income (loss)	$1.35	$1.47	$1.31	$(1.74)
Diluted per share data:
Income (loss) before provision for income taxes	$2.12	$2.25	$2.09	$(1.15)
Net income (loss)	$1.34	$1.46	$1.30	$(1.74)

	March 31	June 30	September 30	December 31
2009
Total revenues	$2,087,877	$2,273,609	$2,156,873	$2,182,142
Income before provision for income taxes	157,867	281,518	209,066	61,155
Net income	80,581	193,322	144,730	11,941
Basic per share data:
Income before provision for income taxes	$1.34	$2.38	$1.77	$0.52
Net income	$0.68	$1.63	$1.22	$0.10
Diluted per share data:
Income before provision for income taxes	$1.34	$2.37	$1.77	$0.52
Net income	$0.68	$1.63	$1.22	$0.10

During the fourth quarter of 2010, following the completion of our annual goodwill impairment analysis, the Company recorded an impairment charge of $306,381 related to the Assurant Employee Benefits and Assurant Health reporting units. The impairment charge resulted in a decrease to net income and had no related tax benefit. See Notes 2, 6 and 11 for further information.

During the fourth quarter of 2009, following the completion of our annual goodwill impairment analysis, the Company recorded an impairment charge of $83,000 related to the Assurant Employee Benefits reporting unit. The impairment charge resulted in a decrease to net income and had no related tax benefit. See Notes 2, 6 and 11 for further information.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

26. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2010, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2011	30,224
2012	24,639
2013	18,372
2014	15,252
2015	14,097
Thereafter	30,988

Total minimum future lease payments	$133,572

Rent expense was $39,700, $41,639 and $37,360 for 2010, 2009 and 2008, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $ 24,946 and $28,566 of letters of credit outstanding as of December 31, 2010 and 2009, respectively.

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

As of December 31, 2009, the Company held litigation reserves of $51,952 related to previously disclosed unfavorable outcomes from ordinary course claim-related litigation in its Assurant Health segment. During 2010, the Company paid a total of $25,350 to resolve this litigation, and released the remaining reserves.

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

The companies involved in these programs, including ARIC, have resolved many of these disputes. The disputes involving ARIC and an affiliate, Assurant General Insurance Limited (formerly Bankers Insurance Company Limited) (“AGIL”), for the 1995 and 1996 program years, were the subject of working group settlements negotiated with other market participants. For the 1995 program year, the participants have negotiated a final commutation agreement that extinguishes any future liability between the participants. For the 1996 program year, four of the five participants (representing approximately 95% of the exposure) have negotiated a final commutation agreement that extinguishes any future liability between the participants.

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

The Company believes, on the basis of information currently available, that the existing loss accruals related to these programs are adequate. However, the inherent uncertainty of resolving these matters, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it impossible to predict the outcomes with certainty.

As previously disclosed, the Company entered into a settlement on January 21, 2010 in connection with a complaint filed by the SEC regarding a finite reinsurance arrangement entered into by the Company. The Company consented, without admitting or denying the allegations in the complaint, to the entry of a judgment requiring payment of a civil penalty of $3,500, an expense that the Company accrued as of December 31, 2009, and a permanent injunction prohibiting the Company from violating certain provisions of the federal securities laws. The court approved the settlement in a final judgment entered on January 25, 2010, and the Company paid the penalty.

In the course of implementing procedures for compliance with the new mandatory reporting requirements under the Medicare, Medicaid, and SCHIP Extension Act of 2007, Assurant Health identified a possible ambiguity in the Medicare Secondary Payer Act and related regulations about which the Company subsequently had a meeting with representatives of the Centers for Medicare and Medicaid Services (“CMS”). Assurant Health believes that its historical interpretation and application of such laws and regulations is correct and requested that CMS issue a written determination to that effect. More recently, CMS informed counsel for Assurant Health that it disagrees with some of Assurant Health’s legal positions and requested another meeting to discuss the matter further, but, as of this date, no such meeting has been scheduled. The Company does not believe that any loss relating to this issue is probable, nor can the Company make any estimate of any possible loss or range of possible loss associated with this issue.

Assurant, Inc.

at December 31, 2010

Schedule I—Summary of Investments Other –Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$244,659	$249,511	$249,511
States, municipalities and political subdivisions	829,923	864,834	864,834
Foreign governments	617,164	648,535	648,535
Asset-backed	39,310	41,750	41,750
Commercial mortgage-backed	102,312	106,971	106,971
Residential mortgage-backed	764,884	796,728	796,728
Corporate	7,411,068	7,904,223	7,904,223

Total fixed maturity securities	10,009,320	10,612,552	10,612,552

Equity securities:
Common stocks	5,545	6,566	6,566
Non-redeemable preferred stocks	447,103	460,388	460,388

Total equity securities	452,648	466,954	466,954

Commercial mortgage loans on real estate, at amortized cost	1,320,964	1,400,553	1,320,964
Policy loans	56,142	56,142	56,142
Short-term investments	358,702	358,702	358,702
Collateral held under securities lending	122,931	122,219	122,219
Other investments	567,945	567,945	567,945

Total investments	$12,888,652	$13,585,067	$13,505,478

Assurant, Inc.

Schedule II—Condensed Balance Sheet (Parent Only)

	December 31,
	2010	2009
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,708,700	$4,886,775
Fixed maturity securities available for sale, at fair value (amortized cost—$318,190 in 2010 and $106,037 in 2009)	316,832	105,409
Equity securities available for sale, at fair value (amortized cost—$4,638 in 2010)	5,195	—
Short-term investments	8,156	3,252
Other investments	79,936	73,057

Total investments	5,118,819	5,068,493

Cash and cash equivalents	656,382	727,186
Receivable from subsidiaries, net	30,550	30,574
Income tax receivable	7,635	5,259
Accrued investment income	551	235
Property and equipment, at cost less accumulated depreciation	137,381	144,980
Deferred income taxes, net	200,541	201,569
Goodwill	—	37,000
Other assets	45,895	33,145

Total assets	$6,197,754	$6,248,441

Liabilities
Accounts payable and other liabilities	$440,053	$414,974
Debt	972,164	972,058
Mandatorily redeemable preferred stock	5,000	8,160

Total liabilities	1,417,217	1,395,192

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized,102,000,371 and 116,648,714 shares outstanding at December 31, 2010 and 2009, respectively	1,453	1,447
Additional paid-in capital	2,993,957	2,962,883
Retained earnings	3,264,025	3,054,466
Accumulated other comprehensive income	285,524	65,925
Treasury stock, at cost; 43,344,638 and 28,119,993 shares at December 31, 2010 and 2009, respectively	(1,764,422)	(1,231,472)

Total stockholders’ equity	4,780,537	4,853,249

Total liabilities and stockholders’ equity	$6,197,754	$6,248,441

Assurant, Inc.

Schedule II—Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2010	2009	2008
	(in thousands )
Revenues
Net investment income	$3,633	$1,104	$9,358
Net realized gains (losses) on investments	1,468	(1,223)	(208)
Fees and other income	94,214	92,936	77,567
Equity in undistributed and distributed net income of subsidiaries	419,076	534,781	435,808

Total revenues	518,391	627,598	522,525

Expenses
General and administrative expenses	182,066	174,889	151,529
Interest expense	60,646	60,669	60,953
Goodwill impairment	37,000	6,832	—

Total expenses	279,712	242,390	212,482

Income before benefit for income taxes	238,679	385,208	310,043
Benefit for income taxes	40,498	45,366	137,753

Net income	$279,177	$430,574	$447,796

Assurant, Inc.

Schedule II—Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Operating Activities
Net income	$279,177	$430,574	$447,796
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed and distributed net income of subsidiaries	(419,077)	(534,781)	(432,102)
Dividends received from subsidiaries	557,000	665,780	353,303
Change in receivables	(292)	(24,705)	5,453
Change in income taxes	(818)	56,435	(50,437)
Change in accounts payable and other liabilities	6,890	(24,668)	(56,421)
Change in trading portfolio	(2,237)	2,631	46,507
Depreciation and amortization	39,489	37,243	35,689
Net realized (gains) losses on investments	(1,468)	1,223	208
Change in tax benefit from share-based payment arrangements	6,712	1,790	(5,682)
Stock based compensation expense	34,591	30,288	24,129
Goodwill impairment	37,000	6,832	—
Other	6,597	9,722	(6,764)

Net cash provided by operating activities	543,564	658,364	361,679

Investing Activities
Sales of:
Fixed maturity securities available for sale	—	—	3,862
Property and equipment and other	214	1,104	5
Subsidiary, net of cash transferred (1)	—	—	28,031
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	93,298	15,856	82,770
Purchase of:
Fixed maturity securities available for sale	(335,945)	(73,223)	—
Equity securities available for sale	(4,638)	—	—
Property and equipment and other	(29,152)	(33,817)	(37,892)
Capital contributed to subsidiaries	(50,000)	(64,000)	(386,500)
Return of capital contributions from subsidiaries	323,200	26,319	100,000
Change in short-term investments	(4,904)	525	(611)
Change in other invested assets	(4,642)	74	7

Net cash used in investing activities	(12,569)	(127,162)	(210,328)

Financing Activities
Repayment of mandatorily redeemable preferred stock	(3,160)	(3,000)	(10,000)
Change in tax benefit from share-based payment arrangements	(6,712)	(1,790)	5,682
Acquisition of common stock	(522,546)	(31,949)	(59,000)
Dividends paid	(69,618)	(69,596)	(63,672)
Change in receivables under securities loan agreements	(14,370)	—	—
Change in obligations to return borrowed securities	14,281	—	—

Net cash used in financing activities	(602,125)	(106,335)	(126,990)
Effect of exchange rate changes on cash and cash equivalents	326	—	—

Change in cash and cash equivalents	(70,804)	424,867	24,361
Cash and cash equivalents at beginning of period	727,186	302,319	277,958

Cash and cash equivalents at end of period	$656,382	$727,186	$302,319

(1)	This relates to the sale of UFLIC to a third party on May 1, 2008.

Assurant, Inc.

for the years ended December 31, 2010, 2009 & 2008

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other* operating expenses	Property and Casualty Premiums Written
(in thousands)
2010
Solutions	$2,262,013	$4,577,647	$3,533,667	$336,092	$2,484,299	$397,297	$889,387	$1,092,399	$960,229	$622,068
Specialty Property	207,741	3,390	1,365,986	368,670	1,953,223	107,092	684,652	374,029	423,967	1,879,622
Employee Benefits	22,163	767	11,570	1,690,639	1,101,395	132,388	766,049	35,407	360,352	—
Health	1,505	89,455	113,694	313,846	1,864,122	48,540	1,302,928	6,877	558,184	—
Corporate and Other	—	3,433,894	39,082	641,922	—	17,873	(2,038)	—	408,210	—

Total segments	$2,493,422	$8,105,153	$5,063,999	$3,351,169	$7,403,039	$703,190	$3,640,978	$1,508,712	$2,710,942	$2,501,690

2009
Solutions	$2,257,568	$4,372,710	$3,655,942	$399,804	$2,671,041	$391,229	$1,029,151	$1,173,216	$882,132	$639,628
Specialty Property	214,300	3,556	1,315,881	341,553	1,947,529	110,337	664,182	367,663	464,865	1,980,985
Employee Benefits	24,448	696	15,721	1,717,927	1,052,137	133,365	757,070	38,585	354,316	—
Health	8,338	95,353	124,515	396,546	1,879,628	47,658	1,410,171	8,526	596,172	—
Corporate and Other	—	2,877,318	41,505	510,497	—	16,249	7,408	—	176,769	—

Total segments	$2,504,654	$7,349,633	$5,153,564	$3,366,327	$7,550,335	$698,838	$3,867,982	$1,587,990	$2,474,254	$2,620,613

2008
Solutions	$2,407,675	$4,221,357	$3,985,167	$367,582	$2,813,407	$420,615	$1,198,758	$1,265,196	$776,696	$654,003
Specialty Property	201,817	3,473	1,243,043	411,359	2,048,238	123,043	785,403	334,516	483,332	2,207,540
Employee Benefits	24,557	705	13,168	1,775,285	1,111,748	147,027	775,684	37,019	363,796	—
Health	16,623	107,394	124,759	315,706	1,951,955	57,464	1,258,188	18,253	586,352	—
Corporate and Other	—	2,762,716	41,722	432,799	—	26,198	1,114	—	92,690	—

Total segments	$2,650,672	$7,095,645	$5,407,859	$3,302,731	$7,925,348	$774,347	$4,019,147	$1,654,984	$2,302,866	$2,861,543

*Includes	amortization of value of business acquired, underwriting, general and administration expenses and goodwill impairment.

Assurant, Inc.

for the year ended December 31, 2010

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$105,271,898	$31,248,115	$6,669,191	$80,692,974	8.3%

Premiums:
Life insurance	$858,850	$420,856	$19,027	$457,021	4.2%
Accident and health insurance	3,495,567	761,822	234,818	2,968,563	7.9%
Property and liability insurance	4,951,590	1,045,392	71,257	3,977,455	1.8%

Total earned premiums	$9,306,007	$2,228,070	$325,102	$7,403,039	4.4%

Benefits:
Life insurance	$788,951	$416,349	$36,508	$409,110	8.9%
Accident and health insurance	2,799,682	1,010,074	193,506	1,983,114	9.8%
Property and liability insurance	1,511,305	268,387	5,836	1,248,754	0.5%

Total policyholder benefits	$5,099,938	$1,694,810	$235,850	$3,640,978	6.5%

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

Assurant, Inc.

as of December 31, 2010, 2009 and 2008

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2010:
Valuation allowance for foreign NOL deferred tax carryforward	$6,834	$3,135	$—	$—	$9,969
Valuation allowance for deferred tax assets	74,854	5,915	—	—	80,769
Valuation allowance for mortgage loans on real estate	16,129	16,709	—	—	32,838
Valuation allowance for uncollectible agents balances	11,636	3,194	54	1,713	13,171
Valuation allowance for uncollectible accounts	13,644	7,788	97	1,572	19,957
Valuation allowance for Reinsurance Recoverables	6,253	9,266	116	—	15,635

Total	$129,350	$46,007	$267	$3,285	$172,339

2009:
Valuation allowance for foreign NOL deferred tax carryforward	$7,465	$(631)	$—	$—	$6,834
Valuation allowance for deferred tax assets	91,328	(474)	(16,000)	—	74,854
Valuation allowance for mortgage loans on real estate	5,908	10,214	7	—	16,129
Valuation allowance for uncollectible agents balances	11,941	1,856	872	3,033	11,636
Valuation allowance for uncollectible accounts	14,424	10,608	125	11,513	13,644
Valuation allowance for Reinsurance Recoverables	9,680	(853)	257	2,831	6,253

Total	$140,746	$20,720	$(14,739)	$17,377	$129,350

2008:
Valuation allowance for foreign NOL deferred tax carryforward	$3,235	$4,230	$—	$—	$7,465
Valuation allowance for deferred tax assets	1,023	90,305	—	—	91,328
Valuation allowance for mortgage loans on real estate	5,290	628	(10)	—	5,908
Valuation allowance for uncollectible agents balances	12,052	1,620	(9)	1,722	11,941
Valuation allowance for uncollectible accounts	4,768	12,622	(130)	2,836	14,424
Valuation allowance for Reinsurance Recoverables	7,811	1,809	60	—	9,680

Total	$34,179	$111,214	$(89)	$4,558	$140,746