Form 10-K/A
period 2010-12-31
ASSURANT INC
filed 2011-02-25
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amended Form 10-K”) amends the Annual Report on Form 10-K of Assurant, Inc. (the “Company”) for the fiscal year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission on February 23, 2011 (the “2010 Form 10-K”). The sole purpose of this Amended Form 10-K is to correct certain typographical errors in Footnote 12 (VOBA and Other Intangible Assets) and Footnote 21 (Statutory Information) to the Consolidated Financial Statements included in the 2010 Form 10-K. These errors had no effect on the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity or consolidated statement of cash flows included in the 2010 Form 10-K.

For ease of reference, this Amended Form 10-K sets forth the entire 2010 Form 10-K as previously filed, amending only Footnotes 12 and 21 to the Consolidated Financial Statements included in the 2010 Form 10-K to give effect to the changes discussed above. In addition, the Amended Form 10-K includes a new consent of PricewaterhouseCoopers LLP on Exhibit 23.1 and, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer on Exhibits 31.1, 31.2, 32.1 and 32.2, each as of the date of filing of this Amended Form 10-K.

This Amended Form 10-K does not reflect events occurring after the filing of the 2010 Form 10-K and, other than as discussed above, does not modify or update the disclosures in the original 2010 Form 10-K in any way.

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

10.1	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.2	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.3	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.4	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.5	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.6	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.7	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.8	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 17, 2010).*

10.9	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.10	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

Exhibit Number	Exhibit Description
10.11	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.12	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.13	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 5, 2010).*

10.14	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.15	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.16	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.17	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.18	Assurant, Inc. Executive Short Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.19	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.20	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.21	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.22	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.23	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.24	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.25	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2011 (incorporated by reference from Exhibit 10.25 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

Exhibit Number	Exhibit Description
10.26	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.27	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.28	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.29	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.30	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.31	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.32	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.33	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

10.34	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.35	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.36	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.37	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, originally filed on May 5, 2009).

10.38	Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

12.1	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2010 (incorporated by reference from Exhibit 12.1 to the Registrant’s Form 10-K, originally filed on February 23, 2011).

12.2	Computation of Other Ratios as of December 31, 2010 (incorporated by reference from Exhibit 12.2 to the Registrant’s Form 10-K, originally filed on February 23, 2011).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K, originally filed on February 23, 2011).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Registrant’s Form 10-K, originally filed on February 23, 2011).

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract or compensatory plan.

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

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(In thousands except number of shares and per share amounts)

Information about other intangible assets is as follows:

	As of December 31,
	2010			2009
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$66,047	$(31,874)	$34,173	$66,047	$(26,866)	$39,181
Customer related intangibles (1)	445,357	(188,090)	257,267	398,094	(147,121)	250,973
Marketing related intangibles	37,716	(17,647)	20,069	34,542	(9,893)	24,649

Total	$549,120	$(237,611)	$311,509	$498,683	$(183,880)	$314,803

(1)	Excluded from the 2010 customer related carrying value and accumulated amortization amounts is an impairment charge of $47,612. This impairment charge relates to the Assurant Solutions segment and is related to a fourth quarter 2010 client notification of non-renewal of a block of domestic service contract business effective June 1, 2011.

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2010	2009		2008
Statutory net income
P&C companies	$473,191	$488,545	(2)	$356,128
Life companies	206,817	78,880		64,214

Total statutory net income	$680,008	$567,425		$420,342	(1)

(1)	The $420,342 total statutory net income includes $224,290 (after-tax) of net realized losses on investments, including $177,890 (after-tax) of realized losses due to other-than-temporary impairments, and $86,200 (after-tax) of incurred insurance losses due to Hurricanes Gustav and Ike.
(2)	The $488,545 total statutory P&C companies net income includes a favorable legal settlement of $90,350 (after-tax) with Willis Limited, as subsidiary of Willis Group Holdings Limited. See note 26 for further information.

	December 31,
	2010	2009
Statutory capital and surplus
P&C companies	$1,227,780	$1,291,637
Life companies	1,100,498	1,052,929

Total statutory capital and surplus	$2,328,278	$2,344,566

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

ASSURANT, INC.

By:	/s/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer