Form 10-Q
period 2011-03-31
ASSURANT INC
filed 2011-05-04
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s Common Stock outstanding at April 29, 2011 was 96,506,929.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts and number of securities in an unrealized loss position.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$10,167,126 in 2011 and $10,009,320 in 2010)	$10,745,590	$10,612,552
Equity securities available for sale, at fair value
(cost—$467,826 in 2011 and $452,648 in 2010)	496,854	466,954
Commercial mortgage loans on real estate, at amortized cost	1,327,438	1,320,964
Policy loans	55,905	56,142
Short-term investments	435,612	358,702
Collateral held/pledged under securities agreements	273,282	136,589
Other investments	577,217	567,945

Total investments	13,911,898	13,519,848

Cash and cash equivalents	940,434	1,150,516
Premiums and accounts receivable, net	576,088	542,927
Reinsurance recoverables	5,049,186	4,997,316
Accrued investment income	161,073	147,069
Deferred acquisition costs	2,526,401	2,493,422
Property and equipment, net	259,460	267,169
Deferred income taxes, net	24,093	76,430
Goodwill	621,412	619,779
Value of business acquired	78,899	82,208
Other intangible assets, net	306,425	311,509
Other assets	201,524	188,454
Assets held in separate accounts	2,040,482	2,000,371

Total assets	$26,697,375	$26,397,018

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,166,055	$8,105,153
Unearned premiums	5,119,984	5,063,999
Claims and benefits payable	3,381,185	3,351,169
Commissions payable	264,450	275,409
Reinsurance balances payable	100,987	104,333
Funds withheld under reinsurance	64,081	65,894
Deferred gain on disposal of businesses	149,359	154,493
Obligation under securities agreements	272,358	137,212
Accounts payable and other liabilities	1,368,847	1,339,582
Tax payable	50,002	41,702
Debt	972,192	972,164
Mandatorily redeemable preferred stock	—	5,000
Liabilities related to separate accounts	2,040,482	2,000,371

Total liabilities	21,949,982	21,616,481

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 97,931,049 and 102,000,371 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1,456	1,453
Additional paid-in capital	2,997,130	2,993,957
Retained earnings	3,389,644	3,264,025
Accumulated other comprehensive income	297,022	285,524
Treasury stock, at cost; 47,766,678 and 43,344,638 shares at
March 31, 2011 and December 31, 2010, respectively	(1,937,859)	(1,764,422)

Total stockholders’ equity	4,747,393	4,780,537

Total liabilities and stockholders’ equity	$26,697,375	$26,397,018

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,762,012	$1,906,643
Net investment income	171,873	174,014
Net realized gains on investments, excluding other-than-temporary impairment losses	5,357	5,318
Total other-than-temporary impairment losses	(1,955)	(906)
Portion of net loss recognized in other comprehensive income, before taxes	375	61

Net other-than-temporary impairment losses recognized in earnings	(1,580)	(845)
Amortization of deferred gain on disposal of businesses	5,134	6,081
Fees and other income	93,875	76,645

Total revenues	2,036,671	2,167,856

Benefits, losses and expenses
Policyholder benefits	894,510	927,996
Amortization of deferred acquisition costs and value of business acquired	354,600	405,184
Underwriting, general and administrative expenses	557,801	571,149
Interest expense	15,131	15,161

Total benefits, losses and expenses	1,822,042	1,919,490

Income before provision for income taxes	214,629	248,366
Provision for income taxes	72,888	91,143

Net income	$141,741	$157,223

Earnings Per Share
Basic	$1.40	$1.35
Diluted	$1.39	$1.34
Dividends per share	$0.16	$0.15

Share Data
Weighted average shares outstanding used in basic per share calculations	101,194,814	116,817,005
Plus: Dilutive securities	780,001	377,868

Weighted average shares used in diluted per share calculations	101,974,815	117,194,873

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2010 through March 31, 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands except number of shares and per share amounts)
Balance, December 31, 2010	$1,453	$2,993,957	$3,264,025	$285,524	$(1,764,422)	$4,780,537
Stock plan exercises	3	(2,037)	—	—	—	(2,034)
Stock plan compensation expense	—	5,759	—	—	—	5,759
Change in tax benefit from share-based payment arrangements	—	(549)	—	—	—	(549)
Dividends	—	—	(16,122)	—	—	(16,122)
Acquisition of common stock	—	—	—	—	(173,437)	(173,437)
Comprehensive income:
Net income	—	—	141,741	—	—	141,741
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $3,569	—	—	—	(12,697)	—	(12,697)
Net change in other-than- temporary impairment gains recognized in other comprehensive income, net of taxes of $(2,232)	—	—	—	4,143	—	4,143
Net change in foreign currency translation, net of taxes of $(4,160)	—	—	—	17,167	—	17,167
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,565)	—	—	—	2,885	—	2,885

Total other comprehensive income	—	—	—	—	—	11,498

Total comprehensive income	—	—	—	—	—	153,239

Balance, March 31, 2011	$1,456	$2,997,130	$3,389,644	$297,022	$(1,937,859)	$4,747,393

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$183,626	$121,893

Investing activities
Sales of:
Fixed maturity securities available for sale	298,041	402,321
Equity securities available for sale	2,183	19,057
Property and equipment and other	34	41
Maturities, prepayments and scheduled redemption of:
Fixed maturity securities available for sale	275,168	177,900
Purchases of:
Fixed maturity securities available for sale	(665,307)	(967,745)
Equity securities available for sale	(12,301)	(6,326)
Property and equipment and other	(6,213)	(13,196)
Subsidiary, net of cash transferred	—	(1,232)
Change in commercial mortgage loans on real estate	(5,751)	16,124
Change in short-term investments	(75,881)	17,352
Change in other invested assets	(9,151)	(28,315)
Change in policy loans	317	198
Change in collateral held under securities lending	32,411	76,840

Net cash used in investing activities	(166,450)	(306,981)

Financing activities
Repayment of mandatorily redeemable preferred stock	(5,000)	—
Change in tax benefit from share-based payment arrangements	(549)	(3,928)
Acquisition of common stock	(175,594)	(100,339)
Dividends paid	(16,122)	(17,588)
Change in obligation under securities lending	(32,411)	(76,840)
Changes in receivables under securities loan agreements	(168,951)	—
Change in obligations to return borrowed securities	167,557	—

Net cash used in financing activities	(231,070)	(198,695)

Effect of exchange rate changes on cash and cash equivalents	3,812	(2,228)

Change in cash and cash equivalents	(210,082)	(386,011)
Cash and cash equivalents at beginning of period	1,150,516	1,318,552

Cash and cash equivalents at end of period	$940,434	$932,541

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2011 and 2010

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

The interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2011 presentation.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) was signed into law in March 2010. One provision of the Affordable Care Act, effective January 1, 2011, prescribes a minimum medical loss ratio (“MLR”) of 80% for individual medical (“IM”) and small group (“SG”) business.

If the actual loss ratio calculated as required in the regulations issued by the Department of Health and Human Services is lower than the prescribed MLR for the year, rebates are payable or creditable to the insureds by August 1 of the subsequent year. Assurant Health has estimated its first quarter 2011 impact of this regulation and recorded a $22,444 premium rebate accrual. The MLR rebate accrual was based on separate projection models for IM and SG business and was estimated by state and legal entity. The MLR premium rebate accrual represents the Company’s best estimate with some reflection for premium volatility. This accrual will vary prospectively since it will reflect the underlying 2011 experience of the IM and SG businesses, the impact of federal taxes and the persistency of the blocks of business subject to the MLR premium rebate. This amount is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements—Adopted

On January 1, 2011, the Company adopted the new guidance on multiple deliverable revenue arrangements. This new guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. In addition it requires both qualitative and quantitative disclosures. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements—Not Yet Adopted

In October 2010, the Financial Accounting Standards Board (“FASB”) issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are related directly to the successful acquisition of new or renewal insurance contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required; however retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$228,930	$5,146	$(136)	$233,940	$—
States, municipalities and political subdivisions	878,324	41,047	(5,555)	913,816	—
Foreign governments	643,719	25,765	(3,110)	666,374	—
Asset-backed	36,534	2,389	(108)	38,815	996
Commercial mortgage-backed	105,658	4,630	(47)	110,241	—
Residential mortgage-backed	803,444	36,667	(5,381)	834,730	7,122
Corporate	7,470,517	513,801	(36,644)	7,947,674	17,590

Total fixed maturity securities	$10,167,126	$629,445	$(50,981)	$10,745,590	$25,708

Equity securities:
Common stocks	$7,071	$1,219	$(7)	$8,283	$—
Non-redeemable preferred stocks	460,755	41,375	(13,559)	488,571	—

Total equity securities	$467,826	$42,594	$(13,566)	$496,854	$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$244,659	$6,050	$(1,198)	$249,511	$—
States, municipalities and political subdivisions	829,923	39,568	(4,657)	864,834	—
Foreign governments	617,164	32,789	(1,418)	648,535	—
Asset-backed	39,310	2,524	(84)	41,750	1,016
Commercial mortgage-backed	102,312	4,670	(11)	106,971	—
Residential mortgage-backed	764,884	36,842	(4,998)	796,728	4,741
Corporate	7,411,068	541,720	(48,565)	7,904,223	13,576

Total fixed maturity securities	$10,009,320	$664,163	$(60,931)	$10,612,552	$19,333

Equity securities:
Common stocks	$5,545	$1,029	$(8)	$6,566	$—
Non-redeemable preferred stocks	447,103	32,238	(18,953)	460,388	—

Total equity securities	$452,648	$33,267	$(18,961)	$466,954	$—

(1)	Represents the amount of OTTI gains in accumulated other comprehensive income (“AOCI”), which, from April 1, 2009, were not included in earnings under the OTTI guidance for debt securities.

The cost or amortized cost and fair value of fixed maturity securities at March 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$458,029	$467,065
Due after one year through five years	2,088,406	2,206,245
Due after five years through ten years	2,521,274	2,655,451
Due after ten years	4,153,781	4,433,043

Total	9,221,490	9,761,804
Asset-backed	36,534	38,815
Commercial mortgage-backed	105,658	110,241
Residential mortgage-backed	803,444	834,730

Total	$10,167,126	$10,745,590

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended March 31,
	2011	2010
Proceeds from sales	$322,589	$438,575
Gross realized gains	8,243	13,674
Gross realized losses	3,852	2,506

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Three Months Ended March 31,
	2011	2010
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$6,333	$10,899
Equity securities	(255)	1,164
Commercial mortgage loans on real estate	—	(6,772)
Other investments	(721)	27

Total net realized gains related to sales and other	5,357	5,318

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(1,560)	(845)
Equity securities	(20)	—

Total net realized losses related to other-than-temporary impairments	(1,580)	(845)

Total net realized gains	$3,777	$4,473

Other-Than-Temporary Impairments

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

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

For the three months ended March 31, 2011 and 2010, the Company recorded $1,955 and $906, respectively, of OTTI, of which $1,580 and $845 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $375 and $61, respectively, related to all other factors and recorded as an unrealized loss component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance, beginning of period	$105,245	$108,053
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,455	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	104	845
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(134)	(263)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,697)	(2,391)

Balance, end of period	$104,973	$106,244

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

Three Months Ended March 31, 2011 and 2010

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$108,266	$(136)	$—	$—	$108,266	$(136)
States, municipalities and political subdivisions	130,459	(4,501)	10,821	(1,054)	141,280	(5,555)
Foreign governments	178,160	(2,191)	9,353	(919)	187,513	(3,110)
Asset-backed	2,980	(108)	—	—	2,980	(108)
Commercial mortgage-backed	5,516	(47)	—	—	5,516	(47)
Residential mortgage-backed	209,752	(5,339)	1,773	(42)	211,525	(5,381)
Corporate	780,892	(18,581)	271,889	(18,063)	1,052,781	(36,644)

Total fixed maturity securities	$1,416,025	$(30,903)	$293,836	$(20,078)	$1,709,861	$(50,981)

Equity securities:
Common stocks	$889	$(7)	$—	$—	$889	$(7)
Non-redeemable preferred stocks	44,787	(1,575)	135,774	(11,984)	180,561	(13,559)

Total equity securities	$45,676	$(1,582)	$135,774	$(11,984)	$181,450	$(13,566)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

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

Total gross unrealized losses represent less than 4% and 5% of the aggregate fair value of the related securities at March 31, 2011 and December 31, 2010, respectively. Approximately 50% and 43% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2011 and December 31, 2010, respectively. The total gross unrealized losses are comprised of 468 and 457 individual securities at March 31, 2011 and December 31, 2010, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at March 31, 2011 and December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of March 31, 2011, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial industry of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $24,664, or 77%, of the total. The gross unrealized losses are primarily attributable to widening credit spreads. As of March 31, 2011, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At March 31, 2011, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $4 to $16,533 at March 31, 2011 and from $5 to $16,614 at December 31, 2010.

Credit quality indicators for commercial mortgage loans are loan-to-value and debt-service coverage ratios. Loan-to-value and debt-service coverage ratios are measures commonly used to assess the credit quality of commercial mortgage loans. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments and is commonly expressed as a ratio of one. The loan-to-value and debt-service coverage ratios are generally updated

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

annually in the third quarter. The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	March 31, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$913,952	67.2%	2.01
71 – 80%	218,903	16.1%	1.41
81 – 95%	146,761	10.8%	1.26
Greater than 95%	80,660	5.9%	0.92

Gross commercial mortgage loans	1,360,276	100.0%	1.77

Less valuation allowance	(32,838)

Net commercial mortgage loans	$1,327,438

	December 31, 2010
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$902,271	66.6%	2.03
71 – 80%	217,282	16.1%	1.41
81 – 95%	147,493	10.9%	1.25
Greater than 95%	86,756	6.4%	0.94

Gross commercial mortgage loans	1,353,802	100.0%	1.78

Less valuation allowance	(32,838)

Net commercial mortgage loans	$1,320,964

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

The commercial mortgage loan valuation allowance for losses was $32,838 at March 31, 2011 and December 31, 2010. In 2010 an overall $16,709 expense was recorded to first establish and then increase the valuation allowance. There was no expense recorded for the three months ended March 31, 2011. The expense for 2010 was mainly due to one individually impaired commercial mortgage loan with a loan valuation allowance of $22,092, and a net loan value of $0 at December 31, 2010.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of March 31, 2011 and December 31, 2010, our collateral held under securities lending, of which its use is unrestricted, was $89,961 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements caption. Our liability to the borrower for collateral received was $90,520 and $122,931, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements caption. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of March 31, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company also engages in transactions in which securities issued by the U.S. government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged to selected broker/dealers in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of March 31, 2011 and December 31, 2010, the Company had $183,321 and $14,370, respectively, of cash pledged under securities loan agreements which is included in the collateral held/pledged under securities agreements caption on the consolidated balance sheets.

The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold to a third party in the marketplace. The Company records obligations to return the securities that we no longer hold. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of March 31, 2011 and December 31, 2010, the Company had $181,838 and $14,281, respectively, of obligations to return borrowed securities which is included in the obligation under securities agreements caption on the consolidated balance sheets.

Cash payments for the collateral pledged, subsequent cash adjustments to receivables under securities loan agreements and obligations to return borrowed securities, and the return of the cash collateral from the secured parties is regarded by the Company as cash flows from financing activities, since the cash payments and receipts relate to borrowing of securities under a financing arrangement.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts, Obligations under securities agreements and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments and Other liabilities are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan and the related deferred compensation liability, respectively. Other investments also consist of investments associated with a modified coinsurance arrangement and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	March 31, 2011
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$233,940	$—		$220,865		$13,075
State, municipalities and political subdivisions	913,816	—		913,816		—
Foreign governments	666,374	3,029		641,944		21,401
Asset-backed	38,815	—		38,815		—
Commercial mortgage-backed	110,241	—		107,094		3,147
Residential mortgage-backed	834,730	—		834,730		—
Corporate	7,947,674	—		7,816,037		131,637
Equity securities:
Common stocks	8,283	7,600		683		—
Non-redeemable preferred stocks	488,571	—		488,549		22
Short-term investments	435,612	299,514	b	136,098	c	—
Collateral held/pledged under securities agreements	64,961	47,023	b	17,938	c	—
Other investments	260,282	64,707	a	187,803	c	7,772	d
Cash equivalents	677,720	675,547	b	2,173	c	—
Other assets	9,724	—		1,513		8,211	e
Assets held in separate accounts	1,976,563	1,753,094	a	223,469	c	—

Total financial assets	$14,667,306	$2,850,514		$11,631,527		$185,265

Financial Liabilities
Obligations under securities agreements	$181,838	$—		$181,838		$—
Other liabilities	54,695	54,695		—		—
Liabilities related to separate accounts	1,976,563	1,753,094	a	223,469	c	—

Total financial liabilities	$2,213,096	$1,807,789		$405,307		$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	December 31, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$249,511	$—		$235,005		$14,506
State, municipalities and political subdivisions	864,834	—		864,834		—
Foreign governments	648,535	2,999		619,915		25,621
Asset-backed	41,750	—		41,750		—
Commercial mortgage-backed	106,971	—		102,429		4,542
Residential mortgage-backed	796,728	—		796,728		—
Corporate	7,904,223	—		7,778,538		125,685
Equity securities:
Common stocks	6,566	5,543		1,023		—
Non-redeemable preferred stocks	460,388	—		459,830		558
Short-term investments	358,702	248,859	b	109,843	c	—
Collateral held/pledged under securities agreements	72,219	54,134	b	18,085	c	—
Other investments	261,428	56,507	a	196,612	c	8,309	d
Cash equivalents	864,649	840,210	b	24,439	c	—
Other assets	11,280	—		1,455		9,825	e
Assets held in separate accounts	1,934,658	1,707,170	a	227,488	c	—

Total financial assets	$14,582,442	$2,915,422		$11,477,974		$189,046

Financial Liabilities

Obligations under securities agreements	$14,281	$—		$14,281		$—
Other liabilities	51,323	51,323		—
Liabilities related to separate accounts	1,934,658	1,707,170	a	227,488	c	—

Total financial liabilities	$2,000,262	$1,758,493		$241,769		$—

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$189,046	$14,506	$25,621	$4,542	$125,685	$558	$8,309	$9,825
Total losses (realized/unrealized) included in earnings	(2,576)	(133)	(1)	—	(347)	(26)	(455)	(1,614)
Net unrealized gains (losses) included in stockholders’ equity	4,469	(12)	(99)	33	4,193	65	289	—
Purchases	7,496	—	—	—	7,496	—	—	—
Sales	(15,258)	(1,286)	—	(36)	(12,991)	(574)	(371)	—
Net transfers (1)	2,088	—	(4,120)	(1,392)	7,601	(1)	—	—

Balance, end of period	$185,265	$13,075	$21,401	$3,147	$131,637	$22	$7,772	$8,211

	Three Months Ended March 31, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$196,131	$—	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010
Total (losses) gains (realized/unrealized) included in earnings	(4,484)	(168)	—	—	25	(37)	—	2	(4,306)
Net unrealized gains (losses) included in stockholders’ equity	5,683	(23)	50	6	884	4,187	391	188	—
Purchases	23,320	19,521	—	588	—	2,658	—	553	—
Sales	(32,989)	(1,688)	—	—	(11,443)	(18,816)	—	(496)	(546)
Net transfers (1)	(710)	—	—	—	—	(710)	—	—	—

Balance, end of period	$186,951	$17,642	$3,138	$603	$21,754	$124,008	$6,126	$4,522	$9,158

(1)	Net transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended March 31, 2011 and December 31, 2010, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs (“standard inputs”), listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. To price municipal bonds, the pricing service uses material event notices and new issue data inputs in addition to the standard inputs. To price residential and commercial mortgage-backed securities and asset-backed securities, the pricing service uses vendor trading platform data, monthly payment information and collateral performance inputs in addition to the standard inputs. To price fixed maturity securities denominated in Canadian dollars, the pricing service uses observable inputs, including but not limited to, benchmark yields, reported trades, issuer spreads, benchmark securities and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable to the pricing service, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities. The Company could not corroborate the non-binding broker quotes with Level 2 inputs.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

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

The Company carried a loan valuation allowance of $22,092 as of March 31, 2011 and December 31, 2010, on one individually impaired commercial mortgage loan with a principal balance of $22,092 for both periods. Due to the continued decline in the regional commercial real estate market, the value of the loan was determined to be zero at December 31, 2010. The fair value measurement was classified as Level 3 (unobservable) inputs in the fair value hierarchy.

The Company reviews goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. When required, the Company utilizes both the income and market valuation approaches to estimate the fair value of its reporting units in Step 1 of the goodwill impairment test. Under the income approach, the Company determines the fair value of the reporting units’ considering distributable earnings which are estimated from operating plans. The resulting cash flows are then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimates the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value is then added to the aggregate discounted distributable earnings from the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derives the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2011 earnings and price to estimated 2012 earnings which are estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples are also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units is more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise.

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

For the financial instruments included within the following financial assets and financial liabilities, the carrying value in the consolidated balance sheets equals or approximates fair value. Please refer to the Fair Value Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures section above for more information on the financial instruments included within the following financial assets and financial liabilities and the methods and assumptions used to estimate fair value:

•	Cash and cash equivalents

•	Fixed maturity securities

•	Equity securities

•	Short-term investments

•	Collateral held/pledged under securities agreements

•	Other investments

•	Other assets

•	Assets held in separate accounts

•	Obligations under securities agreements

•	Other liabilities

•	Liabilities related to separate accounts

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

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

Obligations under securities agreements: the obligations under securities lending are reported at the amount received from the selected broker/dealers.

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,327,438	$1,455,669	$1,320,964	$1,400,553
Policy loans	55,905	55,905	56,142	56,142
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$825,210	$793,980	$815,769	$788,258
Funds withheld under reinsurance	64,081	64,081	65,894	65,894
Debt	972,192	994,194	972,164	992,340
Mandatorily redeemable preferred stocks	—	—	5,000	5,000
Obligations under securities agreements	90,520	90,520	122,931	122,931

Only the fair value of the Company’s policy reserves for investment-type contracts, (those without significant mortality or morbidity risk) are reflected in the table above. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

Reinsurance Recoverables Credit Disclosures

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

existing reinsurance agreements are reviewed on a periodic basis, at least annually. The A.M. Best ratings have not changed significantly since December 31, 2010.

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of March 31, 2011 is as follows:

Balance as of beginning-of-year	$15,635
Provision	333
Other additions	—
Direct write-downs charged against the allowance	(659)

Balance as of the end-of-period	$15,309

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended March 31, 2011 and 2010, respectively. There was $7,523 of accrued interest at March 31, 2011 and 2010, respectively. The Company made interest payments of $30,094 on February 15, 2011 and 2010.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,604 was available at March 31, 2011, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the three months ended March 31, 2011 and 2010, and there were no amounts relating to the commercial paper program outstanding at March 31, 2011 and December 31, 2010. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at March 31, 2011. The Company does have $24,396 of letters of credit outstanding under the 2009 Credit Facility as of March 31, 2011.

The 2009 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2011, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at March 31, 2011 are as follows:

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2010	$32,098	$413,255	$12,567	$(172,396)	$285,524
Activity in 2011	17,167	(12,697)	4,143	2,885	11,498

Balance at March 31, 2011	$49,265	$400,558	$16,710	$(169,511)	$297,022

The amounts in the unrealized gains on securities column are net of reclassification adjustments of $1,596, net of tax, for the three months ended March 31, 2011, for net realized gains (losses) on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(32), net of tax, for the three months ended March 31, 2011, for net realized losses on sales of securities included in net income.

8. Stock Based Compensation

Long-Term Equity Incentive Plan

In May 2008, the stockholders of the Company approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorized the granting of up to 3,400,000 shares of the Company’s common stock to employees, officers and non-employee directors. In May 2010, the stockholders of the Company approved an amended and restated ALTEIP, increasing the number of shares of the Company’s common stock authorized for issuance to 5,300,000. Under the ALTEIP, the Company may grant awards based on shares of our common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be awarded under the ALTEIP.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded PSUs and RSUs in 2011 and 2010. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued.

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

PSU Performance Goals. For 2011 and 2010, the Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as year-over-year growth of the Company’s stockholder’s equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. For the 2011-2013 and 2010-2012 performance cycles, payouts will be determined by measuring

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes.

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 459,185 and 448,451 for the three months ended March 31, 2011 and 2010, respectively. The compensation expense recorded related to RSUs was $4,693 and $2,695 for the three months ended March 31, 2011 and 2010, respectively. The related total income tax benefit was $1,638 and $943 for the three months ended March 31, 2011 and 2010, respectively. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2011 and 2010 was $38.23 and $32.93, respectively.

As of March 31, 2011, there was $30,805 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.64 years. The total fair value of RSUs vested during the three months ended March 31, 2011 and 2010 was $12,582 and $7,096, respectively.

Performance Share Units

PSUs granted to employees were 401,735 and 440,366 for the three months ended March 31, 2011 and 2010, respectively. The compensation expense recorded related to PSUs was $(307) and $(1,307) for the three months ended March 31, 2011 and 2010, respectively. Portions of the compensation expense recorded during 2010 and 2009 were reversed during the first quarters of 2011 and 2010, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax expense was $109 and $457 for the three months ended March 31, 2011 and 2010, respectively. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2011 and 2010 was $37.83 and $33.12, respectively.

As of March 31, 2011, there was $23,029 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.27 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2011 and 2010 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the three months ended March 31, 2011 and 2010 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Restricted Stock

There was no restricted stock granted during the three months ended March 31, 2011 and 2010. The compensation expense recorded related to restricted stock was $178 and $704 for the three months ended March 31, 2011 and 2010, respectively. The related total income tax benefit recognized was $62 and $247 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $217 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.53 years. The total fair value of restricted stock vested was $976 and $1,670 during the three months ended March 31, 2011 and 2010, respectively.

Stock Appreciation Rights

There were no SARs granted during the three months ended March 31, 2011 and 2010. Currently there are no plans to award SARs in the future. The compensation expense recorded related to SARs was $880 and $2,746 for the three months ended March 31, 2011 and 2010, respectively. The related total income tax benefit was $308 and $961 for the three months ended March 31, 2011 and 2010, respectively.

The total intrinsic value of SARs exercised during the three months ended March 31, 2011 and 2010 was $1,174 and $639, respectively. As of March 31, 2011, all outstanding SARs are fully vested and expensed, so there is no unrecognized compensation cost related to these awards.

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

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants awarded to directors have been awarded from the ALTEIP, discussed above. There were no common shares issued or expense recorded under the Director’s Compensation Plan for the three months ended March 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $332 and $456 for the three months ended March 31, 2011 and 2010, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

9. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2011	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	1,695,000	$38.76	1,695,000
February	1,097,940	40.27	1,097,940
March	1,629,100	39.00	1,629,100

Total	4,422,040	$39.22	4,422,040

On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $805,587 as of that date.

During the three months ended March 31, 2011, the Company repurchased 4,422,040 shares of the Company’s outstanding common stock at a cost of $173,349 exclusive of commissions, leaving $664,691 remaining at March 31, 2011 under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

10. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended March 31,
	2011	2010
Numerator
Net income	$141,741	$157,223
Deduct dividends paid	(16,122)	(17,588)

Undistributed earnings	$125,619	$139,635

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	101,194,814	116,817,005
Incremental common shares from :
SARs	215,593	158,169
PSUs	564,408	217,429
ESPP	—	2,270

Weighted average shares used in diluted earnings per share calculations	101,974,815	117,194,873

Earnings per common share - Basic
Distributed earnings	$0.16	$0.15
Undistributed earnings	1.24	1.20

Net income	$1.40	$1.35

Earnings per common share - Diluted
Distributed earnings	$0.16	$0.15
Undistributed earnings	1.23	1.19

Net income	$1.39	$1.34

Average SARs totaling 2,811,156 and 3,770,081 for the three months ended March 31, 2011 and 2010, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

11. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2011 and 2010 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Service cost	$7,750	$6,225	$725	$550	$1,050	$950
Interest cost	8,375	7,875	1,450	1,550	1,125	1,150
Expected return on plan assets	(10,325)	(9,250)	—	—	(725)	(625)
Amortization of prior service cost	25	25	150	225	375	375
Amortization of net loss	3,200	2,400	700	475	—	—
Curtailment credit / special termination benefits	—	—	125	—	—	—

Net periodic benefit cost	$9,025	$7,275	$3,150	$2,800	$1,825	$1,850

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (“Plan”) was under-funded by $75,509 and $96,278 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at March 31, 2011 and December 31, 2010, respectively. This equates to an 88% and 85% funded status at March 31, 2011 and December 31, 2010, respectively. The change in under-funded status is mainly due to an increase in the discount rate used to determine the projected benefit obligation. During the first three months of 2011, $10,000 in cash was contributed to the Plan. An additional $30,000 in cash is expected to be contributed to the Plan over the remainder of 2011.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$601,322	$467,658	$426,162	$266,870	$—	$1,762,012
Net investment income	97,725	26,181	11,302	32,467	4,198	171,873
Net realized gains on investments	—	—	—	—	3,777	3,777
Amortization of deferred gain on disposal of businesses	—	—	—	—	5,134	5,134
Fees and other income	60,686	17,299	8,948	6,768	174	93,875

Total revenues	759,733	511,138	446,412	306,105	13,283	2,036,671

Benefits, losses and expenses
Policyholder benefits	216,176	166,953	310,162	201,219	—	894,510
Amortization of deferred acquisition costs and value of business acquired	256,845	88,839	—	8,916	—	354,600
Underwriting, general and administrative expenses	230,949	99,634	121,725	86,081	19,412	557,801
Interest expense	—	—	—	—	15,131	15,131

Total benefits, losses and expenses	703,970	355,426	431,887	296,216	34,543	1,822,042

Segment income (loss) before provision (benefit) for income tax	55,763	155,712	14,525	9,889	(21,260)	214,629
Provision (benefit) for income taxes	17,746	53,093	7,335	3,403	(8,689)	72,888

Segment income (loss) after tax	$38,017	$102,619	$7,190	$6,486	$(12,571)

Net income						$141,741

	As of March 31, 2011
Segment Assets:
Segment assets, excluding goodwill	$11,092,777	$3,363,908	$1,070,977	$2,505,375	$8,042,926	$26,075,963

Goodwill						621,412

Total assets						$26,697,375

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

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

	As of December 31, 2010
Segment Assets:
Segment assets, excluding goodwill	$10,916,959	$3,164,604	$1,046,662	$2,487,966	$8,161,048	$25,777,239

Goodwill						619,779

Total assets						$26,397,018

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

13. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $24,946 of letters of credit outstanding as of March 31, 2011 and December 31, 2010, respectively.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to its current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial condition, results of operations or cash flows.

One of the Company’s subsidiaries, American Reliable Insurance Company (“ARIC”), participated in certain excess of loss reinsurance programs in the London market and, as a result, reinsured certain personal accident, ransom and kidnap insurance risks from 1995 to 1997. ARIC and a foreign affiliate ceded a portion of these risks to retrocessionaires. ARIC ceased reinsuring such business in 1997. However, certain disputes arose regarding these programs. The disputes generally involved multiple layers of reinsurance and allegations that the reinsurance programs involved interrelated claims “spirals” devised to disproportionately pass claims losses to higher-level reinsurance layers.

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

On the basis of information currently available, the Company believes that the existing loss accruals related to these programs are adequate. However, the inherent uncertainty of resolving these matters, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it impossible to predict the outcomes with certainty.

In the course of implementing procedures for compliance with the new mandatory reporting requirements under the Medicare, Medicaid, and SCHIP Extension Act of 2007, Assurant Health identified a possible ambiguity in the Medicare Secondary Payer Act and related regulations about which the Company subsequently had a meeting with representatives of the Centers for Medicare and Medicaid Services (“CMS”). Assurant Health believes that its historical interpretation and application of such laws and regulations is correct and requested that CMS issue a written determination to that effect. In the last half of 2010, CMS informed counsel for Assurant Health that it disagrees with some of Assurant Health’s legal positions and requested another meeting to discuss the matter further, but, as of this date, no such meeting has been scheduled. The Company does not believe that any loss relating to this issue is probable, nor can the Company make any estimate of any possible loss or range of possible loss associated with this issue.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

14. Catastrophe Bond Program

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

As of March 31, 2011, the Company had not ceded any losses to Ibis Re.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. In connection with the issuance of the Series 2009-1 Notes, Ibis Re set up two reinsurance trusts to hold certain investments to secure payments to the Subsidiaries under the reinsurance agreements and the repayment of principal to the bondholders, as applicable, and entered into two related total return swap agreements. Refer to the “Loss Protection and Capital Management” section included in Note 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011 and 2010

(In thousands, except number of shares and per share amounts)

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

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of March 31, 2011, compared with December 31, 2010, and our results of operations for the three months ended March 31, 2011 and 2010. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2011 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2010 Annual Report on Form 10-K, First Quarter 2011 Form 10-Q and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) on our health and employee benefits businesses; (ii) deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of the Company’s goodwill; (iii) losses due to natural and man-made catastrophes; (iv) actions by governmental agencies that could result in the reduction of the premium rates we charge; (v) loss of significant client relationships, distribution sources and contracts; (vi) failure to attract and retain sales representatives; (vii) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (viii) unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation; (ix) current or new laws and regulations that could increase our costs and/or decrease our revenues; (x) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (xi) inadequacy of reserves established for future claim losses; (xii) failure to predict or manage benefits, claims and other costs; (xiii) increases or decreases in tax valuation allowances; (xiv) fluctuations in exchange rates and other risks related to our international operations; (xv) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xvi) diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and inability to target an appropriate overall risk level); (xvii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xviii) inability of reinsurers to meet their obligations; (xix) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xx) failure to effectively maintain and modernize our information systems; (xxi) failure to protect client information and privacy; (xxii) failure to find and integrate suitable acquisitions and new insurance ventures; (xxiii) inability of our subsidiaries to pay sufficient dividends; (xxiv) failure to provide for succession of senior management and key executives; and (xxv) significant competitive pressures in our businesses and (xxvi) cyclicality of the insurance industry. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A of our 2010 Annual Report on Form 10-K.

Executive Summary

Assurant has five reportable segments. Our four operating segments are Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits. These operating segments partner with clients who are leaders in their industries in the United States of America (the “U.S.”) and select worldwide markets. The operating segments provide lender-placed homeowners insurance, manufactured housing homeowners insurance, debt protection administration, credit-related insurance, warranties and service contracts, individual health and small employer group health insurance, group dental insurance, group disability insurance, group life insurance and pre-funded funeral insurance.

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

The following discussion relates to the three months ended March 31, 2011 (“First Quarter 2011”) and the three months ended March 31, 2010 (“First Quarter 2010”).

Consolidated net income decreased $15,482 or 10% to $141,741 in First Quarter 2011, compared with $157,223 for First Quarter 2010. Although overall revenue growth remains a challenge, we were encouraged by sales results in several targeted areas.

Assurant Solutions net income increased $9,151, or 32%, to $38,017 for First Quarter 2011 from $28,866 for First Quarter 2010. The increased results primarily reflect risk-management improvements that have been implemented over the past few years. We added new clients that should foster long-term revenue growth; however, we anticipate that 2011 revenues will be similar to 2010 amounts because of the run-off of both service contracts previously sold through Circuit City retail stores and domestic credit insurance business. Preneed results remain strong, reflecting increased sales and profitability as our partnership with Services Corporation International (“SCI”) continues to help grow this business. In addition, the relative change of our Consumer Price Index caps (“CPI Caps”) (derivative instruments that protect against inflation risk) increased over prior quarter.

Internationally, net earned premiums improved by 5% compared to First Quarter 2010, driven primarily by growth in Latin America. The international combined ratio decreased 260 basis points from First Quarter 2010, driven by loss improvement in Europe. Sequentially, the international combined ratio grew 70 basis points as increased expenditures were made to support growth in Latin America.

Assurant Specialty Property net income decreased $15,859, or 13%, to $102,619 for First Quarter 2011 from $118,478 for First Quarter 2010. However, results were essentially flat compared to last year when adjusted for adverse loss development in First Quarter 2011 of $7,417 (after-tax) from Arizona wind and hail storms that occurred in fourth quarter 2010 and a $7,629 (after- tax) favorable adjustment from an unearned premium reserve review in First Quarter 2010. Adjacent products, including renters insurance, a product that we are targeting for growth, contributed positively to overall results. Net earned premiums in our adjacent products were up 5% from the prior year.

New clients added in 2010 helped to sustain the number of loans tracked, which helped maintain gross earned premiums, but we continue to see market contraction in the number of mortgage loans outstanding. Longer term, we anticipate that placement rates for our lender-placed products will return to lower levels, and we are managing our business accordingly, including by implementing process improvements aimed at controlling expenses. Approximately 75% of our 2011 catastrophe reinsurance program has been placed, and we expect the pricing for the remaining 25% to be consistent with last year.

There are many changes being contemplated for the lending and mortgage servicing industries. We believe lender-placed insurance, which provides required coverage without any underwriting of individual properties, remains an important backstop for homeowners and lenders. Over the remainder of 2011, we expect continued good performance at Assurant Specialty Property. The major variable impacting earnings should be weather activity.

Assurant Health net income decreased $1,179 to $7,190 for First Quarter 2011 from $8,369 for First Quarter 2010. Included in First Quarter 2011 results was a $22,444 (pre-tax) accrual for premium rebates to comply with the minimum medical loss ratio (“MLR”) requirements of the Affordable Care Act. We estimate the 2011 full-year premium rebate accrual to be in a range of $80,000 to $90,000. As we transform the business to adapt to the Affordable Care Act, sales results and expense reductions will be key metrics. As a result of extensive consumer research, we designed a new product portfolio to offer customers affordable choices. In addition, expenses, which have been a primary focus of the segment, have declined on both a sequential and year-over-year comparison basis.

While we are encouraged by First Quarter 2011 results, the health business remains challenging. We continue to expect break-even results for full-year 2011, but remain optimistic in the long-term outlook of this segment.

Assurant Employee Benefits net income decreased 61% to $6,486 for First Quarter 2011 from $16,467 for First Quarter 2010. Disability claim recovery rates slowed during the quarter and we experienced higher group life mortality. In addition, as of January 1, 2011 we lowered the reserve interest rate for new long-term disability claims to 4.75% from 5.25%. The 50 basis point reduction had a $1,250 (after-tax) impact on First Quarter 2011 results and is expected to have an approximate impact of $5,000 (after-tax) on 2011 full-year results. During First Quarter 2011, our dental results improved compared with First Quarter 2010 and sales increased in our voluntary and supplemental products, important drivers of our long-term growth. We expect the remaining quarterly results in 2011 to be better than First Quarter 2011, despite a lower discount rate for long-term disability reserves and lower reinvestment yields.

We ended First Quarter 2011 with $584,564 of excess capital at the holding company without taking dividends from our operating companies. For the full year 2011 we still anticipate that dividends will be equal to our operating earnings.

Critical Factors Affecting Results and Liquidity

Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2010 Annual Report on Form 10-K.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our Senior Notes and dividends on our common stock.

For the three months ended March 31, 2011, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents totaled $187,438; net cash used in investing activities totaled $166,450, and net cash used in financing activities totaled $231,070. We had $940,434 in cash and cash equivalents as of March 31, 2011. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2010 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the three months ended March 31, 2011.

The Affordable Care Act prescribes a minimum medical loss ratio (“MLR”) of 80% for individual medical (“IM”) and small group (“SG”) business.

If the actual loss ratio calculated as required in the regulations issued by the Department of Health and Human Services is lower than the prescribed MLR for the year, rebates are payable or creditable to the insureds by August 1 of the subsequent year. Assurant Health has estimated its first quarter 2011 impact of this regulation and recorded a $22,444 premium rebate accrual. The MLR premium rebate accrual was based on separate projection models for IM and SG business and was estimated by state and legal entity. The MLR premium rebate accrual represents the Company’s best estimate with some reflection for premium volatility. This accrual will vary prospectively since it will reflect the underlying 2011 experience of the IM and SG businesses, the impact of federal taxes and the persistency of the blocks of business subject to the MLR premium rebate. This amount is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Net earned premiums and other considerations	$1,762,012	$1,906,643
Net investment income	171,873	174,014
Net realized gains on investments	3,777	4,473
Amortization of deferred gain on disposal of businesses	5,134	6,081
Fees and other income	93,875	76,645

Total revenues	2,036,671	2,167,856

Benefits, losses and expenses:
Policyholder benefits	894,510	927,996
Selling, underwriting and general expenses (1)	912,401	976,333
Interest expense	15,131	15,161

Total benefits, losses and expenses	1,822,042	1,919,490

Income before provision for income taxes	214,629	248,366
Provision for income taxes	72,888	91,143

Net income	$141,741	$157,223

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for First Quarter 2011 and First Quarter 2010. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

Net Income

The Company reported net income of $141,741 in First Quarter 2011, a decrease of $15,482, or 10%, compared with $157,223 of net income for First Quarter 2010. This decline was primarily attributable to our Assurant Specialty Property segment, whose results declined $15,859 primarily due to adverse loss development in First Quarter 2011 from Arizona wind and hail storms that occurred in fourth quarter 2010. First Quarter 2010 results included a favorable adjustment from an unearned premium reserve review. Improved results in Assurant Solutions and the Corporate and Other segments partially offset this decline.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Net earned premiums and other considerations	$601,322	$645,364
Net investment income	97,725	98,453
Fees and other income	60,686	45,712

Total revenues	759,733	789,529

Benefits, losses and expenses:
Policyholder benefits	216,176	227,631
Selling, underwriting and general expenses	487,794	511,090

Total benefits, losses and expenses	703,970	738,721

Segment income before provision for income taxes	55,763	50,808
Provision for income taxes	17,746	21,942

Segment net income	$38,017	$28,866

Net earned premiums and other considerations:
Domestic:
Credit	$44,325	$50,928
Service contracts	298,351	339,096
Other (1)	11,989	12,213

Total domestic	354,665	402,237

International:
Credit	91,959	86,739
Service contracts	120,248	117,189
Other (1)	6,019	4,106

Total international	218,226	208,034

Preneed	28,431	35,093

Total	$601,322	$645,364

Fees and other income:
Domestic:
Debt protection	$7,165	$9,636
Service contracts	29,102	23,156
Other (1)	1,672	2,555

Total domestic	37,939	35,347

International	7,412	6,395
Preneed	15,335	3,970

Total	$60,686	$45,712

Gross written premiums (2):
Domestic:
Credit	$94,481	$103,870
Service contracts	335,400	277,729
Others (1)	18,488	14,918

Total domestic	448,369	396,517

International:
Credit	247,209	246,532
Service contracts	124,760	121,292
Others (1)	12,055	5,216

Total international	384,024	373,040

Total	$832,393	$769,557

Preneed (face sales)	$169,475	$151,074

Combined ratios (3):
Domestic	96.1%	96.2%
International	105.2%	107.8%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

Net Income

Segment net income increased $9,151, or 32%, to $38,017 for First Quarter 2011 from $28,866 for First Quarter 2010. The increase was partially attributable to improved underwriting experience across our international businesses and continued favorable Preneed results primarily attributable to the relative change in the value of our CPI Caps. In addition, First Quarter 2010 included a $2,800 tax valuation allowance increase against deferred tax assets related to our European business restructuring. These items were partially offset by reduced earnings from certain domestic lines of business that are in run-off.

Total Revenues

Total revenues decreased $29,796, or 4%, to $759,733 for First Quarter 2011 from $789,529 for First Quarter 2010. The decrease was mainly the result of lower net earned premiums of $44,042, primarily attributable to the continued run-off of certain domestic service contract business from former clients that are no longer in business (mainly Circuit City) and the continued run-off of our domestic credit insurance business. Net earned premiums for full year 2011 are expected to decline approximately $170,000 from these two sources compared with 2010. Partially offsetting these decreases was new domestic service contract business growth and increases in both our international credit and service contracts businesses, which also benefited from the favorable impact of foreign exchange rates. Fees and other income increased $14,974 as a result of increases in the preneed business and the relative change in the value of our CPI Caps.

Gross written premiums increased $62,836, or 8%, to $832,393 for First Quarter 2011 from $769,557 for First Quarter 2010. Gross written premiums from our domestic service contract business increased $57,671 primarily due to the 2010 addition of a large new client and an increase in automobile vehicle service contract sales. Partially offsetting these increases was a $9,389 decrease in our domestic credit insurance business, due to the continued run-off of this product line.

Preneed face sales increased $18,401, to $169,475 for First Quarter 2011, from $151,074 for First Quarter 2010. This increase was primarily due to growth from our exclusive distribution partnership with SCI the largest funeral provider in North America. First Quarter 2011 face sales benefitted from recent acquisitions made by SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $34,751, or 5%, to $703,970 for First Quarter 2011 from $738,721 for First Quarter 2010. Policyholder benefits decreased $11,455 primarily due to improved loss experience across our international and domestic wireless businesses and a decrease associated with certain domestic lines of business that are in run-off. Selling, underwriting and general expenses decreased $23,296. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $27,519 directly related to lower earnings in our domestic service contract business, partially offset by increased commissions in our international business due to higher earnings coupled with the unfavorable impact of foreign exchange rates. General expenses increased $4,223 driven by growth in our international businesses, offset by expense management efforts in our domestic businesses.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Net earned premiums and other considerations	$467,658	$508,822
Net investment income	26,181	26,921
Fees and other income	17,299	13,100

Total revenues	511,138	548,843

Benefits, losses and expenses:
Policyholder benefits	166,953	162,533
Selling, underwriting and general expenses	188,473	207,017

Total benefits, losses and expenses	355,426	369,550

Segment income before provision for income taxes	155,712	179,293
Provision for income taxes	53,093	60,815

Segment net income	$102,619	$118,478

Net earned premiums and other considerations:
By major product groupings:
Homeowners (lender placed and voluntary)	$310,949	$354,409
Manufactured housing (lender placed and voluntary)	54,636	57,500
Other (1)	102,073	96,913

Total	$467,658	$508,822

Ratios:
Loss ratio (2)	35.7%	31.9%
Expense ratio (3)	38.9%	39.7%
Combined ratio (4)	73.3%	70.8%

(1)	This primarily includes lender placed flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

Net Income

Segment net income decreased $15,859, or 13%, to $102,619 for First Quarter 2011 from $118,478 for First Quarter 2010. Segment net income was relatively flat when adjusted for the adverse loss development in First Quarter 2011 of $7,417 (after-tax) from Arizona wind and hail storms that occurred in fourth quarter 2010 and the $7,629 (after-tax) favorable adjustment from an unearned premium reserve review in First Quarter 2010.

Total Revenues

Total revenues decreased $37,705 or 7%, to $511,138 for First Quarter 2011 from $548,843 for First Quarter 2010. Growth in lender placed homeowners and renters insurance products gross earned premiums and increased fee income were more than offset by additional ceding activity to clients and $8,080 in increased catastrophe reinsurance premiums. In addition, First Quarter 2010 included a $13,595 favorable adjustment from an unearned premium reserve review.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $14,124 or 4%, to $355,426 for First Quarter 2011 from $369,550 for First Quarter 2010. Policyholder benefits increased $4,420 primarily due to the $11,410 adverse loss development in First Quarter 2011 from a reportable catastrophe that occurred in fourth quarter 2010. The loss ratio increased 380 basis points primarily due to the aforementioned adverse loss development and lower net earned premiums due to the favorable unearned premium adjustment in First Quarter 2010 and increased catastrophe reinsurance premiums. There were no reportable catastrophe losses in First Quarter 2010. Commissions, taxes, licenses and fees decreased $18,048, primarily due to client contract changes that resulted in lower commission expenses. General expenses were relatively flat year over year.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2011*	2010
Revenues:
Net earned premiums and other considerations	$426,162	$467,442
Net investment income	11,302	11,565
Fees and other income	8,948	10,408

Total revenues	446,412	489,415

Benefits, losses and expenses:
Policyholder benefits	310,162	333,640
Selling, underwriting and general expenses	121,725	143,119

Total benefits, losses and expenses	431,887	476,759

Segment income before provision for income taxes	14,525	12,656
Provision for income taxes	7,335	4,287

Segment net income	$7,190	$8,369

Net earned premiums and other considerations:
Individual markets:
Individual markets	$327,954	$343,901
Group markets	120,652	123,541

Gross earned premiums	448,606	467,442
Premium rebates (4)	(22,444)	—

Total	$426,162	$467,442

Covered lives by product line (5):
Individual markets	583	635
Group markets	140	118

Total	723	753

Ratios:
Loss ratio (1)	72.8%	71.4%
Expense ratio (2)	28.0%	30.0%
Combined ratio (3)	99.3%	99.8%

*	Beginning in First Quarter 2011, results are not fully comparable to prior periods due to regulatory changes associated with the Affordable Care Act.
(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	As of January 1, 2011, the Company began accruing premium rebates to comply with the minimum medical loss ratio requirement under the Affordable Care Act.
(5)	Starting with First Quarter 2011, covered lives consist of all policies, including supplemental overages and self-funded group products, purchased by policyholders. Previous periods consisted only of medical policies.

The Affordable Care Act

Some provisions of the Affordable Care Act took effect in the past year, and other provisions will become effective at various dates over the next several years. In November 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act, with a comment period continuing into First Quarter 2011. As of this filing, final regulations have not yet been issued under many Affordable Care Act provisions. As a result, the impact of the Affordable Care Act is clearer but not yet fully known. Management continues to modify its business model to adapt to these new regulations and will continue to monitor HHS and state regulatory activity for clarification and additional regulations. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors—Risk related to our industry—Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations” in our 2010 Annual Report on Form 10-K.

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

Net Income

Segment net income decreased $1,179 to $7,190 for First Quarter 2011 from $8,369 for First Quarter 2010. The decrease was primarily attributable to accrued premium rebates of $14,589 (after-tax) established to comply with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. This decrease was partially offset by corrective pricing actions and plan design changes that began in late 2009, a $4,780 (after-tax) reimbursement from a pharmacy services provider related to 2009 and 2010 activity and reduced expenses associated with expense management initiatives. First Quarter 2011 results were also impacted by additional income taxes of $2,920 due to the limited deductibility of executive deferred compensation (as defined in the Affordable Care Act) for certain Company executives.

Total Revenues

Total revenues decreased $43,003, or 9%, to $446,412 for First Quarter 2011 from $489,415 for First Quarter 2010. Net earned premiums and other considerations before rebates from our individual markets business decreased $15,947, or 5%, due to lower sales of new policies caused by the transition to new products and changes in agent commissions, both resulting from the Affordable Care Act. These decreases were partially offset by premium rate increases. Net earned premiums and other considerations before rebates from our small employer group business decreased $2,889, or 2%, due to a continued high level of policy lapses, partially offset by premium rate increases. First Quarter 2011 included a premium rebate accrual of $22,444 to comply with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. There was no premium rebate accrual in First Quarter 2010 as the MLR requirement was not yet in effect.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $44,872, or 9%, to $431,887 for First Quarter 2011 from $476,759 for First Quarter 2010. Policyholder benefits decreased $23,478, or 7%, however, the benefit loss ratio increased to 72.8% from 71.4%. The increase in the benefit loss ratio was attributable to the inclusion of premium rebates in net earned premiums and other considerations, partially offset by improved claims experience as a result of corrective pricing actions and plan design changes that began in late 2009. Selling, underwriting and general expenses decreased $21,394, or 15%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commissions due to agent compensation changes and lower sales of new policies.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Net earned premiums and other considerations	$266,870	$285,015
Net investment income	32,467	32,810
Fees and other income	6,768	7,311

Total revenues	306,105	325,136

Benefits, losses and expenses:
Policyholder benefits	201,219	204,242
Selling, underwriting and general expenses	94,997	95,922

Total benefits, losses and expenses	296,216	300,164

Segment income before provision for income taxes	9,889	24,972
Provision for income taxes	3,403	8,505

Segment net income	$6,486	$16,467

Net earned premiums and other considerations:
By major product grouping:
Group dental	$104,650	$107,581
Group disability	114,406	129,927
Group life	47,814	47,507

Total	$266,870	$285,015

Ratios:
Loss ratio (1)	75.4%	71.7%
Expense ratio (2)	34.7%	32.8%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

Net Income

Segment net income decreased 61% to $6,486 for First Quarter 2011 from $16,467 for First Quarter 2010. Lower results in First Quarter 2011 were primarily attributable to less favorable life and disability loss experience, partially offset by improved dental experience. Disability experience reflects lower claimant recovery rates over most of the business. While incidence rates remained relatively stable overall, incidence rates increased in a block of assumed reinsurance business. First Quarter 2011 results also included a previously disclosed decrease in the reserve interest rate primarily for new long-term disability claims.

Total Revenues

Total revenues decreased 6% to $306,105 for First Quarter 2011 from $325,136 for First Quarter 2010, primarily related to an $18,145 decrease in net earned premiums and other considerations. The decrease in net earned premiums and other considerations was primarily due to pricing actions on a block of assumed disability reinsurance business and lower sales last year.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 1% to $296,216 for First Quarter 2011 from $300,164 for First Quarter 2010. The loss ratio increased to 75.4% from 71.7%, primarily driven by less favorable life and disability loss experience. The expense ratio increased to 34.7% from 32.8% as a result of lower net earned premiums.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Net investment income	$4,198	$4,265
Net realized gains on investments	3,777	4,473
Amortization of deferred gain on disposal of businesses	5,134	6,081
Fees and other income	174	114

Total revenues	13,283	14,933

Benefits, losses and expenses:
Policyholder benefits	—	(50)
Selling, underwriting and general expenses	19,412	19,185
Interest expense	15,131	15,161

Total benefits, losses and expenses	34,543	34,296

Segment loss before benefit for income taxes	(21,260)	(19,363)
Benefit for income taxes	(8,689)	(4,406)

Segment net loss	$(12,571)	$(14,957)

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

Net Loss

Segment net loss decreased $2,386 or 16%, to $12,571 for First Quarter 2011 from $14,957 for First Quarter 2010. The decrease was primarily attributable to changes in tax liabilities.

Total Revenues

Total revenues decreased $1,650, or 11%, to $13,283 for First Quarter 2011 from $14,933 for First Quarter 2010. The decrease was primarily due to reduced amortization of deferred gains on disposal of businesses and lower net realized gains on investments.

Total Benefits, Losses and Expenses

First Quarter 2011 total benefits, losses and expenses remained relatively consistent with First Quarter 2010.

Investments

The Company had total investments of $13,911,898 and $13,519,848 as of March 31, 2011 and December 31, 2010, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2011		December 31, 2010
Aaa / Aa / A	$6,455,354	60.1%	$6,488,208	61.1%
Baa	3,356,480	31.2%	3,227,216	30.4%
Ba	638,963	5.9%	618,465	5.8%
B and lower	294,793	2.7%	278,663	2.6%

Total	$10,745,590	100.0%	$10,612,552	100.0%

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2011	2010
Fixed maturity securities	$142,052	$142,418
Equity securities	8,052	8,962
Commercial mortgage loans on real estate	20,233	22,094
Policy loans	735	722
Short-term investments	1,274	870
Other investments	3,731	4,495
Cash and cash equivalents	1,742	1,116

Total investment income	177,819	180,677
Investment expenses	(5,946)	(6,663)

Net investment income	$171,873	$174,014

Net investment income decreased $2,141, or 1.2%, to $171,873 for First Quarter 2011 from $174,014 for First Quarter 2010. Lower investment yields in 2011 were the primary reason for the period to period investment income fluctuations.

As of March 31, 2011, the Company owned $203,383 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $177,507 of municipal securities, whose credit rating was A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At March 31, 2011 approximately 2.5% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.1% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 22% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of March 31, 2011 and December 31, 2010, our collateral held under securities lending, of which its use is unrestricted, was $89,961 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $90,520 and $122,931, respectively and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of March 31, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company also engages in transactions in which securities issued by the U.S. government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement to selected broker/dealers. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of March 31, 2011 and December 31, 2010, we had $183,321 and $14,370, respectively, of cash pledged under securities loan agreements and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements.

The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold in the marketplace. The Company records obligations to return the securities that we no longer hold as a liability. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of March 31, 2011 and December 31, 2010, we had $181,838 and $14,281, respectively, of obligations to return borrowed securities and is included in the consolidated balance sheets under the obligation under securities agreements.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A. M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. For 2011, the maximum amount of distributions our U.S. insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $614,362. During First Quarter 2011, there were infusions to our operating companies totaling $5,000. We anticipate that we will be able to take dividends in 2011 of amounts equal to operating company earnings.

Liquidity

As of March 31, 2011 we had $584,564 in excess capital at the holding company. Excluding our $250,000 capital buffer against tail-event risks, we have $334,564 in deployable capital. There were no dividends or returns of capital made to the holding Company from its operating companies during the three months ended March 31, 2011. Infusions of $5,000 were made to our operating companies during First Quarter 2011. Dividends or returns of capital paid by our subsidiaries were $886,200 during the year ended

December 31, 2010. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to stockholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions. We made share repurchases and dividends of $189,471 and $602,568 during First Quarter 2011 and the year ended December 31, 2010, respectively.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, the proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate investment income.

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there are instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from our revolving credit facility. In addition, we have filed an automatically effective shelf registration statement on Form S-3 with the SEC, which allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

We paid dividends to our stockholders of $0.16 per common share on March 14, 2011 to stockholders of record as of February 28, 2011. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On January 18, 2011, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $805,587 at that date. During the three months ended March 31, 2011, we repurchased 4,422,040 shares of our outstanding common stock at a cost of $173,349 exclusive of commissions. As of March 31, 2011, $664,691 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our senior notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (“Plan”) was under-funded by $75,509 and $96,278 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at March 31, 2011 and December 31, 2010, respectively. This equates to an 88% and 85% funded status at March 31, 2011 and December 31, 2010, respectively. The change in under-funded status is mainly due to an increase in the discount rate used to determine the projected benefit obligation, which is partially offset by better than expected asset performance.

In prior years we established a funding policy in which service cost plus 15% of Plan deficit will be contributed annually. During First Quarter 2011, we contributed $10,000 in cash to the Plan. We expect to contribute an additional $30,000 in cash to the Plan over the remainder of 2011.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,604 was available at March 31, 2011, due to outstanding letters of credit.

On December 18, 2009, we entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided we are in compliance with all covenants.

The agreement has a sublimit for letters of credit issued under the agreement of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes.

We did not use the commercial paper program during the three months ended March 31, 2011 or 2010, and no amounts relating to the commercial paper program were outstanding at March 31, 2011 or December 31, 2010. We made no borrowings under the 2009 Credit Facility and no loans are outstanding at March 31, 2011. The Company does have letters of credit outstanding of $24,396 under the 2009 Credit Facility as of March 31, 2011.

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2011, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2010 Annual Report on Form 10-K.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000. The first series is $500,000 in principal amount, bears interest at 5.625% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.750% per year and is due February 15, 2034. Our senior notes are rated bbb by A.M. Best, Baa2 by Moody’s and BBB by S&P, as of March 31, 2011.

Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the senior notes was $15,047 for the three months ended March 31, 2011 and 2010, respectively. There was $7,523 of accrued interest at March 31, 2011 and 2010, respectively. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity.

In management’s opinion, dividends from our subsidiaries’ together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent consolidated net cash flows:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2011	2010
Operating activities (1)	$187,438	$119,665
Investment activities	(166,450)	(306,981)
Financing activities	(231,070)	(198,695)

Net change in cash	$(210,082)	$(386,011)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $187,438 and $119,665 for First Quarter 2011 and 2010, respectively. The increased operating activity cash flow was primarily due to an increase in net written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Net cash used in investing activities was $166,450 and 306,981 for First Quarter 2011 and 2010, respectively. The decrease in investing activities was mainly due to reduced purchases of fixed maturity securities.

Net cash used in financing activities was $231,070 and $198,695 for First Quarter 2011 and 2010, respectively. The increase in financing activities was primarily due to increased shares repurchased under our share repurchase authorization.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
Security:	2011	2010
Interest paid on mandatorily redeemable preferred stock and debt	$30,150	$30,182
Common stock dividends	16,122	17,588

Total	$46,272	$47,770

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $24,946 of letters of credit outstanding as of March 31, 2011 and December 31, 2010, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 of the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2010 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended March 31, 2011, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 13 to the Consolidated Financial Statements for a description of certain matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that the outcome of pending matters will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2010 Annual Report on Form 10-K. There have been no material changes during First Quarter 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2011	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of shares that may yet be purchased under the Programs(1)
January 1-31	1,695,000	$38.76	1,695,000	$772,382,494
February 1-28	1,097,940	40.27	1,097,940	728,194,428
March 1-31	1,629,100	39.00	1,629,100	664,690,944

Total	4,422,040	$39.22	4,422,040	$664,690,944

1)	Shares purchased pursuant to the January 22, 2010 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on January 18, 2011 for the repurchase of up to an additional $600,000 of outstanding common stock.

Item 6.	Exhibits.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of March 31, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 4, 2011	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: May 4, 2011	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer