Form 10-Q
period 2011-06-30
ASSURANT INC
filed 2011-08-03
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding at July 29, 2011 was 94,467,970.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$9,942,019 in 2011 and $10,009,320 in 2010)	$10,637,406	$10,612,552
Equity securities available for sale, at fair value (cost—$447,752 in 2011 and $452,648 in 2010)	481,688	466,954
Commercial mortgage loans on real estate, at amortized cost	1,313,326	1,320,964
Policy loans	55,563	56,142
Short-term investments	447,013	358,702
Collateral held/pledged under securities agreements	92,633	136,589
Other investments	566,026	567,945

Total investments	13,593,655	13,519,848

Cash and cash equivalents	1,135,099	1,150,516
Premiums and accounts receivable, net	612,522	542,927
Reinsurance recoverables	5,151,407	4,997,316
Accrued investment income	148,310	147,069
Deferred acquisition costs	2,565,013	2,493,422
Property and equipment, at cost less accumulated depreciation	254,257	267,169
Deferred income taxes, net	88,592	76,430
Goodwill	640,638	619,779
Value of business acquired	75,864	82,208
Other intangible assets, net	348,683	311,509
Other assets	189,868	188,454
Assets held in separate accounts	1,975,847	2,000,371

Total assets	$26,779,755	$26,397,018

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,212,705	$8,105,153
Unearned premiums	5,245,001	5,063,999
Claims and benefits payable	3,438,474	3,351,169
Commissions payable	260,235	275,409
Reinsurance balances payable	102,848	104,333
Funds held under reinsurance	61,768	65,894
Deferred gain on disposal of businesses	144,254	154,493
Obligation under securities agreements	93,125	137,212
Accounts payable and other liabilities	1,397,302	1,339,582
Tax payable	—	41,702
Debt	972,220	972,164
Mandatorily redeemable preferred stock	—	5,000
Liabilities related to separate accounts	1,975,847	2,000,371

Total liabilities	21,903,779	21,616,481

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 94,994,982 and 102,000,371 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1,457	1,453
Additional paid-in capital	3,003,524	2,993,957
Retained earnings	3,537,946	3,264,025
Accumulated other comprehensive income	381,273	285,524
Treasury stock, at cost; 50,750,678 and 43,344,638 shares at
June 30, 2011 and December 31, 2010, respectively	(2,048,224)	(1,764,422)

Total stockholders’ equity	4,875,976	4,780,537

Total liabilities and stockholders’ equity	$26,779,755	$26,397,018

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,768,308	$1,849,895	$3,530,320	$3,756,538
Net investment income	173,844	175,196	345,717	349,210
Net realized gains on investments, excluding other-than-temporary impairment losses	17,502	21,107	22,858	26,425
Total other-than-temporary impairment losses	(1,191)	(973)	(3,145)	(1,879)
Portion of net gain recognized in other comprehensive income, before taxes	(265)	(982)	110	(921)

Net other-than-temporary impairment losses recognized in earnings	(1,456)	(1,955)	(3,035)	(2,800)
Amortization of deferred gain on disposal of businesses	5,105	6,024	10,239	12,105
Fees and other income	99,584	90,027	193,459	166,672

Total revenues	2,062,887	2,140,294	4,099,558	4,308,150

Benefits, losses and expenses
Policyholder benefits	988,197	905,316	1,882,707	1,833,312
Amortization of deferred acquisition costs and value of business acquired	362,013	362,117	716,613	767,301
Underwriting, general and administrative expenses	565,674	604,244	1,123,475	1,175,393
Interest expense	15,075	15,161	30,206	30,322

Total benefits, losses and expenses	1,930,959	1,886,838	3,753,001	3,806,328

Income before (benefit) provision for income taxes	131,928	253,456	346,557	501,822
(Benefit) provision for income taxes	(33,932)	88,781	38,956	179,924

Net income	$165,860	$164,675	$307,601	$321,898

Earnings Per Share
Basic	$1.70	$1.47	$3.09	$2.82
Diluted	$1.68	$1.46	$3.06	$2.80
Dividends per share	$0.18	$0.16	$0.34	$0.31

Share Data
Weighted average shares outstanding used in basic per share calculations	97,713,045	111,893,858	99,444,311	114,341,824
Plus: Dilutive securities	977,069	821,259	954,821	749,408

Weighted average shares used in diluted per share calculations	98,690,114	112,715,117	100,399,132	115,091,232

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2010 through June 30, 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands except number of shares and per share amounts)
Balance, December 31, 2010	$1,453	$2,993,957	$3,264,025	$285,524	$(1,764,422)	$4,780,537
Stock plan exercises	4	(2,388)	—	—	—	(2,384)
Stock plan compensation expense	—	15,413	—	—	—	15,413
Change in tax benefit from share-based payment arrangements	—	(3,458)	—	—	—	(3,458)
Dividends	—	—	(33,680)	—	—	(33,680)
Acquisition of common stock	—	—	—	—	(283,802)	(283,802)
Comprehensive income:
Net income	—	—	307,601	—	—	307,601
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $(35,757)	—	—	—	66,385	—	66,385
Net change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(3,452)	—	—	—	6,411	—	6,411
Net change in foreign currency translation, net of taxes of $(3,298)	—	—	—	17,175	—	17,175
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(3,122)	—	—	—	5,778	—	5,778

Total other comprehensive income	—	—	—	—	—	95,749

Total comprehensive income	—	—	—	—	—	403,350

Balance, June 30, 2011	$1,457	$3,003,524	$3,537,946	$381,273	$(2,048,224)	$4,875,976

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$323,751	$318,284

Investing activities
Sales of:
Fixed maturity securities available for sale	898,199	903,107
Equity securities available for sale	32,586	52,130
Property and equipment and other	3,188	46
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	548,565	338,003
Purchases of:
Fixed maturity securities available for sale	(1,322,244)	(1,557,907)
Equity securities available for sale	(24,524)	(15,965)
Property and equipment and other	(17,041)	(27,832)
Subsidiary, net of cash transferred	(45,080)	(6,735)
Change in commercial mortgage loans on real estate	8,265	45,053
Change in short-term investments	(85,115)	36,804
Change in other invested assets	(10,446)	(40,318)
Change in policy loans	647	240
Change in collateral held under securities lending	29,806	85,521

Net cash provided by (used in) investing activities	16,806	(187,853)

Financing activities
Repayment of mandatorily redeemable preferred stock	(5,000)	—
Change in tax benefit from share-based payment arrangements	(3,458)	(6,490)
Acquisition of common stock	(286,791)	(312,814)
Dividends paid	(33,680)	(35,464)
Change in obligation under securities lending	(29,806)	(85,521)
Change in receivables under securities loan agreements	14,370	—
Change in obligations to return borrowed securities	(14,281)	—

Net cash used in financing activities	(358,646)	(440,289)

Effect of exchange rate changes on cash and cash equivalents	2,672	(4,971)

Change in cash and cash equivalents	(15,417)	(314,829)
Cash and cash equivalents at beginning of period	1,150,516	1,318,552

Cash and cash equivalents at end of period	$1,135,099	$1,003,723

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

The interim financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2011 presentation.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) was signed into law in March, 2010. One provision of the Affordable Care Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum level of benefits are paid to health insurance policyholders. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, rebates are payable to the policyholders by August 1 of the subsequent year. For additional information, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 2 contained elsewhere in this report.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements—Adopted

On January 1, 2011, the Company adopted the guidance on multiple deliverable revenue arrangements. This guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. In addition it requires both qualitative and quantitative disclosures. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Recent Accounting Pronouncements —Not Yet Adopted

In July 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their income statements fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued amendments to the comprehensive income guidance to provide two alternatives for presenting comprehensive income. An entity can report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are displayed under either alternative. The statement(s) are to be presented with equal prominence as the other primary financial statements. The amendments eliminate the Company’s currently applied option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Early adoption is permitted, but full retrospective application is required. The Company is currently evaluating which alternative to chose, however the new presentation requirements will not have an impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued amendments to existing guidance on fair value measurement to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in the fair value accounting guidance. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. The amendments are to be applied prospectively. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

In October 2010, the FASB issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are directly related to the successful acquisition of new or renewal insurance contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required, however, retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

4. Business Combinations

On June 21, 2011, in an all cash transaction, the Company acquired the SureDeposit business, the leading provider of security deposit alternatives to the multifamily renters industry, for $45,080. In connection with the acquisition, the Company recorded $25,350 of intangible assets, all of which are amortizable, and $19,608 of goodwill. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands the multifamily housing product offering and associated cross-selling opportunities with existing clients for the Assurant Specialty Property segment.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$128,397	$5,985	$(62)	$134,320	$—
States, municipalities and political subdivisions	833,509	59,741	(1,903)	891,347	—
Foreign governments	644,070	34,908	(1,752)	677,226	—
Asset-backed	34,430	2,361	(77)	36,714	1,041
Commercial mortgage-backed	94,152	5,364	(228)	99,288	—
Residential mortgage-backed	874,765	44,397	(2,353)	916,809	9,350
Corporate	7,332,696	575,981	(26,975)	7,881,702	18,805

Total fixed maturity securities	$9,942,019	$728,737	$(33,350)	$10,637,406	$29,196

Equity securities:
Common stocks	$8,707	$1,565	$—	$10,272	$—
Non-redeemable preferred stocks	439,045	44,191	(11,820)	471,416	—

Total equity securities	$447,752	$45,756	$(11,820)	$481,688	$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $156,537 and $154,742, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2011 and December 31, 2010, revenue bonds account for 51% and 48% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, water, transit and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 79% and 80% of the revenue sources, as of June 30, 2011 and December 31, 2010, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At June 30, 2011, approximately 61%, 13%, and 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2010, approximately 60%, 11%, 7%, and 6% of the foreign government securities were held in the Canadian government/provincials, and the governments of Brazil, Germany and the United Kingdom, respectively. No other country represented more than 5% of our foreign government securities as of June 30, 2011 and December 31, 2010.

The cost or amortized cost and fair value of fixed maturity securities at June 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$461,857	$470,606
Due after one year through five years	1,931,594	2,059,526
Due after five years through ten years	2,358,475	2,520,765
Due after ten years	4,186,746	4,533,698

Total	8,938,672	9,584,595
Asset-backed	34,430	36,714
Commercial mortgage-backed	94,152	99,288
Residential mortgage-backed	874,765	916,809

Total	$9,942,019	$10,637,406

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$625,903	$546,559	$948,492	$985,134
Gross realized gains	20,192	17,738	28,435	31,412
Gross realized losses	5,455	1,900	9,307	4,406

We recorded net realized gains (losses), including other-than-temporary impairments, in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$14,573	$14,730	$20,905	$25,629
Equity securities	166	1,577	(89)	2,741
Commercial mortgage loans on real estate	—	—	—	(6,772)
Other investments	2,763	4,800	2,042	4,827

Total net realized gains related to sales and other	17,502	21,107	22,858	26,425

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(1,454)	(1,644)	(3,014)	(2,489)
Equity securities	(2)	(311)	(21)	(311)

Total net realized losses related to other-than-temporary impairments	(1,456)	(1,955)	(3,035)	(2,800)

Total net realized gains	$16,046	$19,152	$19,823	$23,625

Other-Than-Temporary Impairments

The Company adopted the OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g. interest rates and market conditions) is recorded as a component of other comprehensive income. In instances

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the three and six months ended June 30, 2011, the Company recorded $1,191 and $3,145, respectively, of OTTI, of which $1,456 and $3,035 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $(265) and $110, respectively, related to all other factors and recorded as an unrealized (gain) and loss component of AOCI. For the three and six months ended June 30, 2010, the Company recorded $973 and $1,879, respectively, of OTTI, of which $1,955 and $2,800 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $(982) and $(921), respectively, related to all other factors and recorded as an unrealized gain component of AOCI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	2011	2010
Balance, March 31,	$104,973	$106,244
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	485
Additions for credit loss impairments recognized in the current period on securities previously impaired	1,454	1,159
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(134)	(21)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(659)	(2,105)

Balance, June 30,	$105,634	$105,762

Balance, January 1,	$105,245	$108,053
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,455	485
Additions for credit loss impairments recognized in the current period on securities previously impaired	1,558	2,004
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(268)	(284)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,356)	(4,496)

Balance, June 30,	$105,634	$105,762

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

Six Months Ended June 30, 2011 and 2010

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$9,178	$(62)	$—	$—	$9,178	$(62)
States, municipalities and political subdivisions	40,527	(1,227)	11,196	(676)	51,723	(1,903)
Foreign governments	104,104	(970)	9,300	(782)	113,404	(1,752)
Asset-backed	2,978	(77)	—	—	2,978	(77)
Commercial mortgage-backed	12,378	(228)	—	—	12,378	(228)
Residential mortgage-backed	134,201	(2,317)	1,571	(36)	135,772	(2,353)
Corporate	648,610	(11,538)	205,299	(15,437)	853,909	(26,975)

Total fixed maturity securities	$951,976	$(16,419)	$227,366	$(16,931)	$1,179,342	$(33,350)

Equity securities:
Non-redeemable preferred stocks	$46,913	$(863)	$114,124	$(10,957)	$161,037	$(11,820)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

Total gross unrealized losses represent less than 4% and 5% of the aggregate fair value of the related securities at June 30, 2011 and December 31, 2010, respectively. Approximately 38% and 43% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2011 and December 31, 2010, respectively. The total gross unrealized losses are comprised of 369 and 457 individual securities at June 30, 2011 and December 31, 2010, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2011 and December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2011, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial industry of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $21,642, or 78%, of the total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of June 30, 2011, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of June 30, 2011, the Company did not intend to sell the corporate fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At June 30, 2011, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $3 to $16,451 at June 30, 2011 and from $5 to $16,614 at December 31, 2010.

Credit quality indicators for commercial mortgage loans are loan-to-value and debt-service coverage ratios. Loan-to-value and debt-service coverage ratios are measures commonly used to assess the credit quality of commercial mortgage loans. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

commonly expressed as a percentage. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments and is commonly expressed as a ratio of one. The loan-to-value and debt-service coverage ratios are generally updated annually in the third quarter. The following summarizes our loan-to value and average debt-service coverage ratios as of the dates indicated:

	June 30, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$918,022	69.3%	2.00
71 – 80%	223,811	16.9%	1.40
81 – 95%	126,451	9.6%	1.24
Greater than 95%	55,788	4.2%	0.88

Gross commercial mortgage loans	1,324,072	100.0%	1.78

Less valuation allowance	(10,746)

Net commercial mortgage loans	$1,313,326

	December 31, 2010
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$902,271	66.6%	2.03
71 – 80%	217,282	16.1%	1.41
81 – 95%	147,493	10.9%	1.25
Greater than 95%	86,756	6.4%	0.94

Gross commercial mortgage loans	1,353,802	100.0%	1.78

Less valuation allowance	(32,838)

Net commercial mortgage loans	$1,320,964

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

The commercial mortgage loan valuation allowance for losses was $10,746 and $32,838 at June 30, 2011 and December 31, 2010, respectively. In 2010, an overall expense of $16,709 was recorded primarily to increase the valuation allowance on one individually impaired commercial mortgage loan with a loan valuation allowance of $22,092 and a net loan value of $0 at December 31, 2010. In 2011, the loan valuation allowance was decreased by $22,092 due to the direct write down of the same individually impaired mortgage loan. This resulted in no impact to realized capital gains and losses on commercial mortgage loans.

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

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of June 30, 2011 and December 31, 2010, our collateral held under securities lending, of which its use is unrestricted, was $92,633 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements caption. Our liability to the borrower for collateral received was $93,125 and $122,931, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements caption. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of June 30, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company has engaged in transactions in which securities issued by the U.S. Government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). However, as of June 30, 2011, the Company has no open transactions. The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged to selected broker/dealers in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, we had $14,370, of cash pledged under securities loan agreements which is included in the consolidated balance sheets under the collateral held/pledged under securities agreements.

The Company entered into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold to a third party in the marketplace. The Company records obligations to return the securities that we no longer hold. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of December 31, 2010, we had $14,281 of obligations to return borrowed securities which is included in the consolidated balance sheets under the obligation under securities agreements.

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

Six Months Ended June 30, 2011 and 2010

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. The amounts presented below for Collateral held /pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts, Obligation under securities agreements and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of the deferred compensation liability and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	June 30, 2011
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$134,320	$—		$122,097		$12,223
State, municipalities and political subdivisions	891,347	—		891,347		—
Foreign governments	677,226	3,063		652,216		21,947
Asset-backed	36,714	—		36,714		—
Commercial mortgage-backed	99,288	—		98,293		995
Residential mortgage-backed	916,809	—		916,809		—
Corporate	7,881,702	—		7,754,145		127,557
Equity securities:
Common stocks	10,272	9,589		683		—
Non-redeemable preferred stocks	471,416	—		471,381		35
Short-term investments	447,013	327,145	b	119,868	c	—
Collateral held /pledged under securities agreements	67,633	49,962	b	17,671	c	—
Other investments	257,587	76,602	a	172,286	c	8,699	d
Cash equivalents	847,814	842,533	b	5,281	c	—
Other assets	9,893	—		1,270		8,623	e
Assets held in separate accounts	1,912,321	1,690,049	a	222,272	c	—

Total financial assets	$14,661,355	$2,998,943		$11,482,333		$180,079

Financial Liabilities
Other liabilities	$55,603	$55,373		$230		$—
Liabilities related to separate accounts	1,912,321	1,690,049	a	222,272	c	—

Total financial liabilities	$1,967,924	$1,745,422		$222,502		$—

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	December 31, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$249,511	$—		$235,005		$14,506
State, municipalities and political subdivisions	864,834	—		864,834		—
Foreign governments	648,535	2,999		619,915		25,621
Asset-backed	41,750	—		41,750		—
Commercial mortgage-backed	106,971	—		102,429		4,542
Residential mortgage-backed	796,728	—		796,728		—
Corporate	7,904,223	—		7,778,538		125,685
Equity securities:
Common stocks	6,566	5,543		1,023		—
Non-redeemable preferred stocks	460,388	—		459,830		558
Short-term investments	358,702	248,859	b	109,843	c	—
Collateral held /pledged under securities agreements	72,219	54,134	b	18,085	c	—
Other investments	261,428	56,507	a	196,612	c	8,309	d
Cash equivalents	864,649	840,210	b	24,439	c	—
Other assets	11,280	—		1,455		9,825	e
Assets held in separate accounts	1,934,658	1,707,170	a	227,488	c	—

Total financial assets	$14,582,442	$2,915,422		$11,477,974		$189,046

Financial Liabilities

Obligation under securities agreements	$14,281	$—		$14,281		$—
Other liabilities	51,632	51,323		309		—
Liabilities related to separate accounts	1,934,658	1,707,170	a	227,488	c	—

Total financial liabilities	$2,000,571	$1,758,493		$242,078		$—

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$185,265	$13,075	$21,401	$3,147	$131,637	$22	$7,772	$8,211
Total gains (losses) (realized/unrealized) included in earnings	1,427	(114)	(1)	—	(52)	(2)	1,184	412
Net unrealized gains (losses) included in stockholders’ equity	782	(25)	547	(6)	273	15	(22)	—
Purchases	6,130	—	—	—	6,130	—	—	—
Sales	(8,860)	(713)	—	(36)	(7,876)	—	(235)	—
Net transfers (1)	(4,665)	—	—	(2,110)	(2,555)	—	—	—

Balance, end of period	$180,079	$12,223	$21,947	$995	$127,557	$35	$8,699	$8,623

	Three Months Ended June 30, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$186,951	$17,642	$3,138	$603	$21,754	$124,008	$6,126	$4,522	$9,158
Total (losses) gains (realized/unrealized) included in earnings	(1,277)	(160)	1	1	22	(175)	—	2	(968)
Net unrealized gains (losses) included in stockholders’ equity	1,080	89	(8)	(1)	(370)	2,622	(1,324)	72	—
Purchases	8,116	—	—	—	—	—	8,116	—	—
Sales	(14,288)	(1,046)	—	—	(10,385)	(1,997)	—	(389)	(471)
Net transfers (1)	(348)	690	—	(594)	(1,024)	(5,309)	5,889	—	—

Balance, end of period	$180,234	$17,215	$3,131	$9	$9,997	$119,149	$18,807	$4,207	$7,719

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2011
	Total level 3 assets	Fixed Maturity Securities				Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$189,046	$14,506	$25,621	$4,542	$125,685	$558	$8,309	$9,825
Total (losses) gains (realized/unrealized) included in earnings	(1,149)	(247)	(2)	—	(399)	(28)	729	(1,202)
Net unrealized gains (losses) included in stockholders’ equity	5,251	(37)	448	27	4,466	80	267	—
Purchases	13,626	—	—	—	13,626	—	—	—
Sales	(24,118)	(1,999)	—	(72)	(20,867)	(574)	(606)	—
Net transfers (1)	(2,577)	—	(4,120)	(3,502)	5,046	(1)	—	—

Balance, end of period	$180,079	$12,223	$21,947	$995	$127,557	$35	$8,699	$8,623

	Six Months Ended June 30, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$196,131	$—	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010
Total (losses) gains (realized/unrealized) included in earnings	(5,761)	(328)	1	1	47	(212)	—	4	(5,274)
Net unrealized gains (losses) included in stockholders’ equity	6,763	66	42	5	514	6,809	(933)	260	—
Purchases	31,436	19,521	—	588	—	2,658	8,116	553	—
Sales	(47,277)	(2,734)	—	—	(21,828)	(20,813)	—	(885)	(1,017)
Net transfers (1)	(1,058)	690	—	(594)	(1,024)	(6,019)	5,889	—	—

Balance, end of period	$180,234	$17,215	$3,131	$9	$9,997	$119,149	$18,807	$4,207	$7,719

(1)	Net transfers are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Six Months Ended June 30, 2011 and 2010

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended June 30, 2011 and December 31, 2010, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

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

Six Months Ended June 30, 2011 and 2010

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

The Company carried a loan valuation allowance of $22,092 as of June 30, 2011 and December 31, 2010, on one individually impaired commercial mortgage loan with a principal balance of $22,092 for both periods. Due to the continued decline in the regional commercial real estate market, the value of the loan was determined to be zero at December 31, 2010. In 2011, the loan was written down and the valuation allowance was released, resulting in no impact to realized capital gains and losses on commercial mortgage loans. The fair value measurement was classified as Level 3 (unobservable) inputs in the fair value hierarchy at December 31, 2010.

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

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

For the financial instruments included within the following financial assets and financial liabilities, the carrying value in the consolidated balance sheets equals or approximates fair value. Please refer to the Fair Value Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures section above for more information on the financial instruments included within the following financial assets and financial liabilities and the methods and assumptions used to estimate fair value:

•	Cash and cash equivalents

•	Fixed maturity securities

•	Equity securities

•	Short-term investments

•	Collateral held/pledged under securities agreements

•	Other investments

•	Other assets

•	Assets held in separate accounts

•	Obligation under securities agreements

•	Other liabilities

•	Liabilities related to separate accounts

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

Obligation under securities agreements: obligation under securities agreements is reported at the amount received from the selected broker/dealers.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,313,326	$1,426,122	$1,320,964	$1,400,553
Policy loans	55,563	55,563	56,142	56,142
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$818,556	$781,767	$815,769	$788,258
Funds held under reinsurance	61,768	61,768	65,894	65,894
Debt	972,220	1,010,888	972,164	992,340
Mandatorily redeemable preferred stocks	—	—	5,000	5,000
Obligations under securities agreements	93,125	93,125	122,931	122,931

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

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of June 30, 2011 is as follows:

Balance as of beginning-of-year	$15,635
Provision	424
Other additions	—
Direct write-downs charged against the allowance	(1,755)

Balance as of the end-of-period	$14,304

7. Income Taxes

As of December 31, 2010, the Company had a cumulative valuation allowance of $90,738 against deferred tax assets. During the three months ended June 30, 2011, the Company recognized a cumulative income tax benefit of $80,118 related to the release of a portion of the valuation allowance due to sufficient taxable income of the appropriate character during the period from new planning strategies. The $80,118 consists of $80,000 of capital losses and $118 of operating losses. It is management’s assessment that it is more likely than not that $10,620 of deferred tax assets will not be realized.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2011 and 2010, respectively, and $30,094 for the six months ended June 30, 2011 and 2010, respectively. There was $22,570 of accrued interest at June 30, 2011 and 2010, respectively. The Company made interest payments of $30,094 on February 15, 2011 and 2010.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at June 30, 2011, due to outstanding letters of credit.

On December 18, 2009, the Company entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided the Company is in compliance with all covenants. The 2009 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes.

The Company did not use the commercial paper program during the six months ended June 30, 2011 and 2010 and there were no amounts outstanding relating to the commercial paper program at June 30, 2011 and December 31, 2010. The Company made no borrowings using the 2009 Credit Facility and no loans are outstanding at June 30, 2011. The Company had $24,296 of letters of credit outstanding under the 2009 Credit Facility as of June 30, 2011.

The 2009 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2011 the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at June 30, 2011 are as follows:

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2010	$32,098	$413,255	$12,567	$(172,396)	$285,524
Activity in 2011	17,175	66,385	6,411	5,778	95,749

Balance at June 30, 2011	$49,273	$479,640	$18,978	$(166,618)	$381,273

The amounts in the unrealized gains on securities column are net of reclassification adjustments of $9,851, net of tax, for the six months ended June 30, 2011, for net realized gains on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(978), net of tax, for the six months ended June 30, 2011, for net realized losses on sales of securities included in net income.

10. Stock Based Compensation

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded RSUs and PSUs in 2011 and 2010. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued.

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

PSU Performance Goals. For 2011 and 2010, the Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as the year-over-year growth of the Company’s stockholder’s equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. For the 2011-2013 and 2010-2012 performance cycles, payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes.

Under the ALTEIP, the Company’s Chief Executive Officer (“CEO”) is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Restricted stock and RSUs granted under this program may have different vesting periods.

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 33,380 and 80,288 for the three months ended June 30, 2011 and 2010, respectively, and 492,565 and 526,255 for the six months ended June 30, 2011 and 2010, respectively. The compensation expense recorded related to RSUs was $5,072 and $3,698 for the three months ended June 30, 2011 and 2010, respectively, and $9,765 and $6,393 for the six months ended June 30, 2011 and 2010, respectively. The related total income tax benefit was $1,771 and $1,294 for the three months ended June 30, 2011 and 2010, respectively, and $3,409 and $2,237 for the six months ended June 30, 2011 and 2010, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2011 and 2010 was $38.22 and $33.28, respectively.

As of June 30, 2011, there was $27,008 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.52 years. The total fair value of RSUs vested during the three months ended June 30, 2011 and 2010 was $1,861 and $887, respectively, and $14,443 and $7,984 for the six months ended June 30, 2011 and 2010, respectively.

Performance Share Units

No PSUs were granted during the three months ended June 30, 2011 and 2010. PSUs granted to employees were 401,735 and 437,882 for the six months ended June 30, 2011 and 2010, respectively. The compensation expense recorded related to PSUs was $4,178 and $5,642 for the three months ended June 30, 2011 and 2010, respectively, and $3,872 and $4,335 for the six months ended June 30, 2011 and 2010, respectively. Portions of the compensation expense recorded during 2010 and 2009 were reversed during the first quarters of 2011 and 2010, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $1,459 and $1,975 for the three months ended June 30, 2011 and 2010, respectively. The related total income tax benefit was $1,350 and $1,517 for the six months ended June 30, 2011 and 2010, respectively. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2011 and 2010 was $37.83 and $33.12, respectively.

As of June 30, 2011, there was $18,798 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.08 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2011 and 2010 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the six months ended June 30, 2011 and 2010 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Restricted Stock

There was no restricted stock granted during the three and six months ended June 30, 2011 and 2010. The compensation expense recorded related to restricted stock was $94 and $404 for the three months ended June 30, 2011 and 2010, respectively, and $272 and $1,108 for the six months ended June 30, 2011 and 2010, respectively. The related total income tax benefit recognized was

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

$33 and $141 for the three months ended June 30, 2011 and 2010, respectively, and $95 and $388 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $123 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.43 years. The total fair value of restricted stock vested was $311 and $421 during the three months ended June 30, 2011 and 2010, respectively, and $1,288 and $2,091 for the six months ended June 30, 2011 and 2010, respectively.

Stock Appreciation Rights

There were no SARs granted during the three and six months ended June 30, 2011 and 2010. Currently there are no plans to award SARs in the future. The compensation expense recorded related to SARs was $1,500 for the three months ended June 30, 2010, and $880 and $4,245 for the six months ended June 30, 2011 and 2010, respectively. The related total income tax benefit was $525 for the three months ended June 30, 2010, and $308 and $1,486 for the six months ended June 30, 2011 and 2010, respectively. As of March 31, 2011, all outstanding SARs are fully vested and expensed, so there is no expense for the three months ended June 30, 2011 and no unrecognized compensation cost related to these awards.

The total intrinsic value of SARs exercised during the three months ended June 30, 2010 was $153, and was $1,174 and $793 for the six months ended June 30, 2011 and 2010, respectively. There were no SARs exercised during the three months ended June 30, 2011.

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

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants awarded to directors have been awarded from the ALTEIP, discussed above. There were no common shares issued or expense recorded under the Director’s Compensation Plan for the three and six months ended June 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $332 and $456 for the three months ended June 30, 2011 and 2010, respectively, and $664 and $913 for the six months ended June 30, 2011 and 2010, respectively.

In January 2011, the Company issued 111,414 shares to employees at a discounted price of $31.06 for the offering period of July 1, 2010 through December 31, 2010. In January 2010, the Company issued 181,718 shares to employees at a discounted price of $21.65 for the offering period of July 1, 2009 through December 31, 2009.

In July 2011, the Company issued 106,373 shares to employees at a discounted price of $32.64 for the offering period of January 1, 2011 through June 30, 2011. In July 2010, the Company issued 142,444 shares to employees at a discounted price of $27.14 for the offering period of January 1, 2010 through June 30, 2010.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

11. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2011	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	1,695,000	$38.76	1,695,000
February	1,097,940	40.27	1,097,940
March	1,629,100	39.00	1,629,100
April	1,469,000	38.21	1,469,000
May	213,000	39.68	213,000
June	1,302,000	35.16	1,302,000

Total	7,406,040	$38.32	7,406,040

On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $805,587 as of that date.

During the six months ended June 30, 2011, the Company repurchased 7,406,040 shares of the Company’s outstanding common stock at a cost of $283,654, exclusive of commissions, leaving $554,385 remaining at June 30, 2011 under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

12. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net income	$165,860	$164,675	$307,601	$321,898
Deduct dividends paid	(17,558)	(17,876)	(33,680)	(35,464)

Undistributed earnings	$148,302	$146,799	$273,921	$286,434

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	97,713,045	111,893,858	99,444,311	114,341,824
Incremental common shares from :
SARs	194,678	202,393	205,192	181,428
PSUs	676,129	452,577	643,367	401,691
ESPP	106,262	166,289	106,262	166,289

Weighted average shares used in diluted earnings per share calculations	98,690,114	112,715,117	100,399,132	115,091,232

Earnings per common share - Basic
Distributed earnings	$0.18	$0.16	$0.34	$0.31
Undistributed earnings	1.52	1.31	2.75	2.51

Net income	$1.70	$1.47	$3.09	$2.82

Earnings per common share - Diluted
Distributed earnings	$0.18	$0.16	$0.33	$0.31
Undistributed earnings	1.50	1.30	2.73	2.49

Net income	$1.68	$1.46	$3.06	$2.80

Average SARs totaling 1,926,809 and 3,416,912 for the three months ended June 30, 2011 and 2010, respectively, and 2,365,748 and 3,554,346 for the six months ended June 30, 2011 and 2010, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

13. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2011 and 2010 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$7,750	$6,225	$725	$550	$1,050	$950
Interest cost	8,375	7,875	1,450	1,550	1,125	1,150
Expected return on plan assets	(10,275)	(9,250)	—	—	(725)	(625)
Amortization of prior service cost	25	25	150	225	375	375
Amortization of net loss	3,200	2,400	700	475	—	—
Curtailment credit / special termination benefits	—	—	125	—	—	—

Net periodic benefit cost	$9,075	$7,275	$3,150	$2,800	$1,825	$1,850

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$15,500	$12,450	$1,450	$1,100	$2,100	$1,900
Interest cost	16,750	15,750	2,900	3,100	2,250	2,300
Expected return on plan assets	(20,550)	(18,500)	—	—	(1,450)	(1,250)
Amortization of prior service cost	50	50	300	450	750	750
Amortization of net loss	6,400	4,800	1,400	950	—	—
Curtailment credit / special termination benefits	—	—	250	—	—	—

Net periodic benefit cost	$18,150	$14,550	$6,300	$5,600	$3,650	$3,700

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $76,738 and $96,278 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at June 30, 2011 and December 31, 2010, respectively. This equates to an 88% and 85% funded status at June 30, 2011 and December 31, 2010, respectively. The change in under-funded status is mainly due to an increase in the discount rate used to determine the projected benefit obligation. During the first six months of 2011, $20,000 in cash was contributed to the Plan. An additional $20,000 in cash is expected to be contributed to the Plan over the remainder of 2011.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$613,304	$465,095	$425,439	$264,470	$—	$1,768,308
Net investment income	99,330	26,209	11,405	32,572	4,328	173,844
Net realized gains on investments	—	—	—	—	16,046	16,046
Amortization of deferred gain on disposal of businesses	—	—	—	—	5,105	5,105
Fees and other income	66,164	18,250	8,891	6,170	109	99,584

Total revenues	778,798	509,554	445,735	303,212	25,588	2,062,887

Benefits, losses and expenses
Policyholder benefits	214,382	254,575	323,832	195,408	—	988,197
Amortization of deferred acquisition costs and value of business acquired	264,123	88,767	—	9,123	—	362,013
Underwriting, general and administrative expenses	240,301	101,264	115,039	85,807	23,263	565,674
Interest expense	—	—	—	—	15,075	15,075

Total benefits, losses and expenses	718,806	444,606	438,871	290,338	38,338	1,930,959

Segment income (loss) before provision (benefit) for income tax	59,992	64,948	6,864	12,874	(12,750)	131,928
Provision (benefit) for income taxes	20,299	22,304	1,670	4,342	(82,547)	(33,932)

Segment income after tax	$39,693	$42,644	$5,194	$8,532	$69,797

Net income						$165,860

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,214,626	$932,753	$851,601	$531,340	$—	$3,530,320
Net investment income	197,055	52,390	22,707	65,039	8,526	345,717
Net realized gains on investments	—	—	—	—	19,823	19,823
Amortization of deferred gain on disposal of businesses	—	—	—	—	10,239	10,239
Fees and other income	126,850	35,549	17,839	12,938	283	193,459

Total revenues	1,538,531	1,020,692	892,147	609,317	38,871	4,099,558

Benefits, losses and expenses
Policyholder benefits	430,558	421,528	633,994	396,627	—	1,882,707
Amortization of deferred acquisition costs and value of business acquired	520,968	177,606	—	18,039	—	716,613
Underwriting, general and administrative expenses	471,250	200,898	236,764	171,888	42,675	1,123,475
Interest expense	—	—	—	—	30,206	30,206

Total benefits, losses and expenses	1,422,776	800,032	870,758	586,554	72,881	3,753,001

Segment income (loss) before provision (benefit) for income tax	115,755	220,660	21,389	22,763	(34,010)	346,557
Provision (benefit) for income taxes	38,045	75,397	9,005	7,745	(91,236)	38,956

Segment income after tax	$77,710	$145,263	$12,384	$15,018	$57,226

Net income						$307,601

	As of June 30, 2011
Segment assets:
Segment assets, excluding goodwill	$11,174,883	$3,372,975	$1,084,161	$2,447,185	$8,059,913	$26,139,117

Goodwill						640,638

Total assets						$26,779,755

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2011 and 2010

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

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

15. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $24,846 and $24,946 of letters of credit outstanding as of June 30, 2011 and December 31, 2010, respectively.

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

The companies involved in these programs, including ARIC, have resolved many of these disputes. The disputes involving ARIC and an affiliate, Assurant General Insurance Limited (formerly Bankers Insurance Company Limited) (“AGIL”), for the 1995 and 1996 program years, were the subject of working group settlements negotiated with other market participants. For the 1995 program year, the participants have negotiated a final commutation agreement that extinguishes any future liability between the participants. For the 1996 program year, four of the five participants (representing approximately 95% of the exposure) have negotiated a final commutation agreement that extinguishes any future liability between the participants. For the 1997 program year all disputes and litigation have been resolved, but some routine claims activity continues with individual reinsureds.

On the basis of information currently available, the Company believes that the existing loss accruals related to these programs are adequate. However, the inherent uncertainty of resolving these matters, including the uncertainty of estimating whether any settlements the Company may enter into in the future would be on favorable terms, makes it difficult to predict the outcomes.

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

16. Catastrophe Bond Program

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

Six Months Ended June 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Gulf and Eastern Coasts of the United States. The agreements expire in May 2013. Ibis Re financed the property catastrophe reinsurance coverage by issuing catastrophe bonds in an aggregate amount of $150,000 to unrelated investors (the “Series 2010-1 Notes”).

The $300,000 of fully collateralized hurricane coverage, purchased from Ibis Re provides per occurrence first event coverage as part of the Company’s catastrophe program. This $300,000 of coverage represents approximately 22.9% of the $1,310,000 of first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s $190,000 retention. The coverage is expected to provide protection for a storm that generates in excess of approximately $310,000 of losses net of any reimbursements from the Florida Hurricane Catastrophe Fund.

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

As of June 30, 2011, the Company had not ceded any losses to Ibis Re.

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

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of June 30, 2011, compared with December 31, 2010, and our results of operations for the three and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the June 30, 2011 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2010 Annual Report on Form 10-K, First Quarter 2011 Form 10-Q, Second Quarter 2011 Form 10-Q and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described under “Critical Factors Affecting Results and Liquidity,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) on our health and employee benefits businesses; (ii) losses due to natural and man-made catastrophes; (iii) actions by governmental agencies that could result in the reduction of the premium rates we charge; (iv) loss of significant client relationships, distribution sources and contracts; (v) failure to attract and retain sales representatives; (vi) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (vii) deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of the Company’s goodwill; (viii) unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation; (ix) current or new laws and regulations that could increase our costs and/or decrease our revenues; (x) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies, unemployment and inflationary pressure); (xi) inadequacy of reserves established for future claim losses; (xii) failure to predict or manage benefits, claims and other costs; (xiii) uncertain tax positions; (xiv) fluctuations in exchange rates and other risks related to our international operations; (xv) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xvi) diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and inability to target an appropriate overall risk level); (xvii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xviii) inability of reinsurers to meet their obligations; (xix) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xx) failure to effectively maintain and modernize our information systems; (xxi) failure to protect client information and privacy; (xxii) failure to find and integrate suitable acquisitions and new insurance ventures; (xxiii) inability of our subsidiaries to pay sufficient dividends; (xxiv) failure to provide for succession of senior management and key executives; (xxv) significant competitive pressures in our businesses; and (xxvi) cyclicality of the insurance industry. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A of our 2010 Annual Report on Form 10-K.

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

The following discussion is for the three and six months ended June 30, 2011 (“Second Quarter 2011” and “Six Months 2011,” respectively) and the three and six months ended June 30, 2010 (“Second Quarter 2010” and “Six Months 2010,” respectively).

During Second Quarter 2011, we continued to execute on initiatives designed to build a stronger business for the long term and create value for our shareholders. Consolidated net income increased $1,185 to $165,860 in Second Quarter 2011, compared with $164,675 for Second Quarter 2010, while Six Months 2011 net income declined to $307,601 compared with $321,898 for Six Months 2010.

Assurant Solutions Second Quarter 2011 net income improved compared with Second Quarter 2010. Despite challenging global economic conditions, we added new clients in this segment, demonstrating that our products and services are meeting customer needs, which we expect will help foster long-term profitable growth.

Combined ratios for both our domestic and international businesses improved, a trend we expect to continue. Our sales pipeline for service contracts, including in the wireless business, and funeral insurance policy face sales in the Preneed business, remained solid. New sales growth helped offset the reduced premiums from certain domestic lines of business that are in run-off (mainly Circuit City) and the continuing decline in the domestic credit insurance business.

We expect that Assurant Solutions’ overall 2011 premiums will be similar to 2010, but we expect premiums to grow in 2012.

At Assurant Specialty Property, Second Quarter 2011 results reflected the impact of unprecedented weather-related claims. During the quarter, we helped our customers affected by the severe storms, and will continue to do so as they rebuild and repair their properties. We believe that our sophisticated tracking system, which ensures homeowner properties are covered for damage, helps us retain and attract mortgage servicers. During Second Quarter 2011, one of our clients acquired a portfolio of 200,000 loans that we will begin tracking in late 2011, with premium production scheduled to begin in 2012.

In June 2011, we acquired SureDeposit, the market leader in rental security deposit alternatives. We believe that this acquisition will help build our niche renters business which is focused on distribution through property managers.

For the remainder of 2011, we expect premiums in this segment to be consistent with year-to-date results, but earnings will be dependent upon the occurrence of catastrophes, particularly hurricanes.

Assurant Health Second Quarter 2011 results reflect continued progress in implementing our strategy to adapt to the Affordable Care Act. We believe that both consumers and distribution partners are recognizing the value and affordability of our Health Access and supplemental product offerings, which is evidenced by increased sales over the prior year periods. In addition, our selling, underwriting and general expenses in this segment have declined $23,762 and $45,156 for the Second Quarter 2011 and Six Months 2011, respectively, versus comparable periods in 2010, primarily due to organizational and operational changes made in the recent past to adapt to the changing marketplace.

We believe that we are achieving early success in adopting our post-Affordable Care Act strategy, but we must continue to generate sales and drive further expense efficiencies to achieve long-term shareholder value. We believe that providing a better customer experience and a simplified business model will help us achieve these goals.

Results at Assurant Employee Benefits continue to be challenged by a higher level of unemployment in the United States. During Second Quarter 2011 overall sales increased compared with Second Quarter 2010, led by growth in our voluntary products, whose demand has increased in the wake of the Affordable Care Act. We believe that the continued growth of our voluntary products will be an important driver of long-term growth. Overall, we expect modest profit improvement sequentially, primarily driven by our dental business.

        During Second Quarter 2011, we repurchased 2,984,000 shares of our stock, increased our quarterly dividend to $0.18 per share from $0.16 per share and acquired SureDeposit for $45,080 in cash. We expect to take dividends from our operating entities equal to their earnings over the remaining course of the year. We expect to continue repurchasing shares of our common stock during the remainder of 2011, subject to market conditions and applicable legal and regulatory constraints.

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

For the six months ended June 30, 2011, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $326,423; net cash provided by investing activities totaled $16,806 and net cash used in financing activities totaled $358,646. We had $1,135,099 in cash and cash equivalents as of June 30, 2011. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2010 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Six Months 2011.

The Affordable Care Act was signed into law in March, 2010. One provision of the Affordable Care Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, rebates are payable to the policyholders by August 1 of the subsequent year.

The Assurant Health loss ratio reported on page 48 (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR rules (“MLR loss ratio”) specified under the Affordable Care Act. The more noteworthy differences include the fact that the MLR loss ratio is calculated separately by state and legal entity; the MLR loss ratio calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR loss ratio calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR loss ratio includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR loss ratio calculation; and the MLR rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated its second quarter 2011 impact of this regulation and recorded a premium rebate accrual of $16,735 and $39,179 for the three and six months ended June 30, 2011, respectively. The accruals were based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010. The MLR rebate accrual was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

We have estimated the 2011 full-year premium rebate accrual to be in a range of $70,000 and $80,000; however, emerging regulations and interpretations from HHS could cause the actual rebate (and the provisions we establish during the balance of the year) to differ. We will not know the actual rebate amount with certainty until mid-2012; it will be based on actual premium and claim experience for all of 2011. The estimated liability may also need to be adjusted for any further regulatory clarifications or transition relief granted for states in which we do business. The rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$1,768,308	$1,849,895	$3,530,320	$3,756,538
Net investment income	173,844	175,196	345,717	349,210
Net realized gains on investments	16,046	19,152	19,823	23,625
Amortization of deferred gain on disposal of businesses	5,105	6,024	10,239	12,105
Fees and other income	99,584	90,027	193,459	166,672

Total revenues	2,062,887	2,140,294	4,099,558	4,308,150

Benefits, losses and expenses:
Policyholder benefits	988,197	905,316	1,882,707	1,833,312
Selling, underwriting and general expenses (1)	927,687	966,361	1,840,088	1,942,694
Interest expense	15,075	15,161	30,206	30,322

Total benefits, losses and expenses	1,930,959	1,886,838	3,753,001	3,806,328

Income before (benefit) provision for income taxes	131,928	253,456	346,557	501,822
(Benefit) provision for income taxes	(33,932)	88,781	38,956	179,924

Net income	$165,860	$164,675	$307,601	$321,898

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate & Other segment for Second Quarter 2011 and Six Months 2011, and Second Quarter 2010 and Six Months 2010. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

Net Income

The Company reported net income of $165,860 in Second Quarter 2011, an increase of $1,185, or 1%, compared with $164,675 of net income for Second Quarter 2010. The increase was mainly due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets, which was primarily offset by a $37,744 (after-tax) increase in reportable catastrophe losses and increased loss frequency primarily due to non-catastrophe weather-related activity in our Assurant Specialty Property segment and reduced earnings in our Assurant Health Segment. Please see Note 7 in the Notes to Consolidated Financial Statements for further information about the valuation allowance release.

For The Six Months Ended June 30, 2011 Compared to The Six Months Ended June 30, 2010.

Net Income

Net income decreased $14,297, or 4%, to $307,601 for Six Months 2011 from $321,898 for Six Months 2010. The decrease was primarily attributable to lower underwriting results in three of our four operating segments. This was largely offset by improved underwriting results in our Assurant Solutions segment and the $80,000 deferred tax asset valuation allowance release mentioned above.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$613,304	$629,682	$1,214,626	$1,275,046
Net investment income	99,330	98,956	197,055	197,409
Fees and other income	66,164	54,580	126,850	100,292

Total revenues	778,798	783,218	1,538,531	1,572,747

Benefits, losses and expenses:
Policyholder benefits	214,382	228,776	430,558	456,407
Selling, underwriting and general expenses	504,424	503,172	992,218	1,014,262

Total benefits, losses and expenses	718,806	731,948	1,422,776	1,470,669

Segment income before provision for income taxes	59,992	51,270	115,755	102,078
Provision for income taxes	20,299	20,947	38,045	42,889

Segment net income	$39,693	$30,323	$77,710	$59,189

Net earned premiums and other considerations:
Domestic:
Credit	$43,163	$47,343	$87,488	$98,271
Service contracts	301,131	336,043	599,482	675,139
Other (1)	13,068	12,723	25,057	24,936

Total domestic	357,362	396,109	712,027	798,346

International:
Credit	99,976	83,360	191,935	170,099
Service contracts	124,034	109,275	244,282	226,464
Other (1)	5,703	5,260	11,722	9,366

Total international	229,713	197,895	447,939	405,929

Preneed	26,229	35,678	54,660	70,771

Total	$613,304	$629,682	$1,214,626	$1,275,046

Fees and other income:
Domestic:
Debt protection	$7,284	$8,434	$14,449	$18,070
Service contracts	30,951	27,509	60,053	50,665
Other (1)	651	2,108	2,323	4,663

Total domestic	38,886	38,051	76,825	73,398

International	6,927	6,920	14,339	13,315
Preneed	20,351	9,609	35,686	13,579

Total	$66,164	$54,580	$126,850	$100,292

Gross written premiums (2):
Domestic:
Credit	$97,205	$107,259	$191,686	$211,129
Service contracts	379,433	291,426	714,833	569,155
Other (1)	20,915	15,293	39,403	30,211

Total domestic	497,553	413,978	945,922	810,495

International:
Credit	254,046	240,348	501,255	486,880
Service contracts	137,473	110,116	262,233	231,408
Other (1)	10,968	6,330	23,023	11,546

Total international	402,487	356,794	786,511	729,834
Total	$900,040	$770,772	$1,732,433	$1,540,329

Preneed (face sales)	$202,408	$216,681	$371,883	$367,755

Combined ratios (3):
Domestic	96.6%	97.8%	96.3%	97.0%
International	104.1%	107.3%	104.6%	107.5%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

Net Income

Segment net income increased $9,370, or 31%, to $39,693 for Second Quarter 2011 from $30,323 for Second Quarter 2010. The increase was primarily attributable to improved underwriting experience across our international and domestic service contract businesses. Our preneed business also contributed favorably as higher invested assets led to a corresponding increase in net investment income. These items were partially offset by reduced earnings from certain domestic lines of business that are in run-off.

Total Revenues

Total revenues decreased $4,420, or 1%, to $778,798 for Second Quarter 2011 from $783,218 for Second Quarter 2010. Net earned premiums declined $16,378, primarily attributable to the continued run-off of certain domestic service contract business from former clients that are no longer in business (mainly Circuit City) and the continued run-off of our domestic credit insurance business. We anticipate full year 2011 net earned premiums to decline approximately $170,000 from these two sources compared with 2010. Partially offsetting these decreases were new domestic service contract business growth and increases in both our international credit and service contracts businesses, which also benefited from the favorable impact of foreign exchange rates. Fees and other income increased $11,584 primarily as a result of increases in preneed business.

Gross written premiums increased $129,268, or 17%, to $900,040 for Second Quarter 2011 from $770,772 for Second Quarter 2010. Gross written premiums from our domestic service contract business increased $88,007 primarily due to the addition of a large new client in 2010 and organic growth in our automobile vehicle service contract sales. Our international service contract business increased $27,357 and our international credit business increased $13,698, primarily due to growth from new and existing clients, mostly in Latin America, and the favorable impact of foreign exchange rates. Partially offsetting these increases was a $10,054 decrease in our domestic credit insurance business, due to the continued run-off of this product line.

Preneed face sales decreased $14,273, to $202,408 for Second Quarter 2011, from $216,681 for Second Quarter 2010. This decrease was primarily attributable to increased consumer buying in 2010 in advance of a consumer tax rate change that took effect July 1, 2010 in certain Canadian provinces. This was partially offset by domestic growth from our exclusive distribution partnership with SCI, the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014. Second Quarter 2011 face sales benefited from recent acquisitions made by SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $13,142, or 2%, to $718,806 for Second Quarter 2011 from $731,948 for Second Quarter 2010. Policyholder benefits decreased $14,394 primarily due to improved loss experience across our international and domestic service contract businesses and a decrease associated with certain domestic lines of business that are in run-off. Selling, underwriting and general expenses increased $1,252. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $2,188 due to increased commissions in our international business resulting from growth of the business coupled with the unfavorable impact of foreign exchange rates, partially offset by lower earnings in our domestic service contract business. General expenses decreased $936 due to expense management efforts in our domestic businesses, partially offset by growth in our international businesses.

For The Six Months Ended June 30, 2011 Compared to The Six Months Ended June 30, 2010.

Net Income

Segment net income increased $18,521, or 31%, to $77,710 for Six Months 2011 from $59,189 for Six Months 2010. The increase was partially attributable to improved underwriting experience across our international businesses and continued favorable preneed results. Preneed results increased primarily due to the relative change in the value of our CPI Caps and increased net investment income from higher invested assets. In addition, Six Months 2010 included a $2,800 tax valuation allowance increase against deferred tax assets related to our European business restructuring. These items were partially offset by reduced earnings from certain domestic lines of business that are in run-off.

Total Revenues

Total revenues decreased $34,216, or 2%, to $1,538,531 for Six Months 2011 from $1,572,747 for Six Months 2010. The decrease was mainly the result of lower net earned premiums of $60,420, which is primarily attributable to the continued run-off of certain domestic service contract business from former clients that are no longer in business (mainly Circuit City) and the continued run-off of our domestic credit insurance business. Net earned premiums for full year 2011 are expected to decline approximately $170,000 from these two sources compared with 2010. Partially offsetting these decreases was new domestic service contract business growth and increases in both our international credit and service contract businesses, which also benefited from the favorable impact of foreign exchange rates. Fees and other income increased $26,558 as a result of increases in our preneed business and the relative change in the value of our CPI Caps.

Gross written premiums increased $192,104, or 12%, to $1,732,433 for Six Months 2011 from $1,540,329 for Six Months 2010. Gross written premiums from our domestic service contract business increased $145,678 primarily due to the 2010 addition of a large new client and an increase in automobile vehicle service contract sales. Our international service contract business increased $30,825 and our international credit business increased $14,375, primarily due to growth from new and existing clients, mostly in Latin America and the favorable impact of foreign exchange rates. Partially offsetting these increases was a $19,443 decrease in our domestic credit insurance business, due to the continued run-off of this product line.

Preneed face sales increased $4,128, to $371,883 for Six Months 2011, from $367,755 for Six Months 2010. This increase was primarily due to domestic growth from our exclusive distribution partnership with SCI, the largest funeral provider in North America. Six Months 2011 face sales benefited from recent acquisitions made by SCI. This was offset by decreases in our Canadian business resulting from increased consumer buying in advance of a consumer tax rate change that took effect July 1, 2010 in certain Canadian provinces.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $47,893, or 3%, to $1,422,776 for Six Months 2011 from $1,470,669 for Six Months 2010. Policyholder benefits decreased $25,849 primarily due to improved loss experience across our international and domestic service contract businesses and a decrease associated with certain domestic lines of business that are in run-off. Selling, underwriting and general expenses decreased $22,044. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $25,332 directly related to lower premiums in our domestic service contract business, partially offset by increased commissions in our international business due to higher premiums coupled with the unfavorable impact of foreign exchange rates. General expenses increased $3,288 driven by growth in our international businesses, offset by expense management efforts in our domestic businesses.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$465,095	$477,122	$932,753	$985,944
Net investment income	26,209	27,022	52,390	53,943
Fees and other income	18,250	18,848	35,549	31,948

Total revenues	509,554	522,992	1,020,692	1,071,835

Benefits, losses and expenses:
Policyholder benefits	254,575	175,206	421,528	337,739
Selling, underwriting and general expenses	190,031	189,846	378,504	396,863

Total benefits, losses and expenses	444,606	365,052	800,032	734,602

Segment income before provision for income taxes	64,948	157,940	220,660	337,233
Provision for income taxes	22,304	54,223	75,397	115,038

Segment net income	$42,644	$103,717	$145,263	$222,195

Net earned premiums and other considerations:
By major product groupings
Homeowners (lender placed and voluntary)	$311,833	$325,735	$622,782	$680,144
Manufactured housing (lender placed and voluntary)	55,886	53,686	110,522	111,186
Other (1)	97,376	97,701	199,449	194,614

Total	$465,095	$477,122	$932,753	$985,944

Ratios:
Loss ratio (2)	54.7%	36.7%	45.2%	34.3%
Expense ratio (3)	39.3%	38.3%	39.1%	39.0%
Combined ratio (4)	92.0%	73.6%	82.6%	72.2%

(1)	This primarily includes flood, miscellaneous specialty property and renters insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

Net Income

Segment net income decreased $61,073, or 59%, to $42,644 for Second Quarter 2011 from $103,717 for Second Quarter 2010. The decline is primarily due to an increase in reportable catastrophe losses of $37,744 (after-tax) and an increase in loss frequency primarily due to non-catastrophe weather-related activity during Second Quarter 2011.

Total Revenues

Total revenues decreased $13,438, or 3%, to $509,554 for Second Quarter 2011 from $522,992 for Second Quarter 2010. Growth in lender-placed homeowners, due to new clients and loan portfolios added in 2010, and renters insurance gross earned premiums were offset by increased ceding of lender-placed homeowners’ premiums to clients and $6,187 of increased catastrophe reinsurance premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $79,554, or 22%, to $444,606 for Second Quarter 2011 from $365,052 for Second Quarter 2010. The loss ratio increased 1800 basis points primarily attributable to $65,736 of reportable catastrophe losses in Second Quarter 2011 compared to $7,670 of reportable catastrophe losses in Second Quarter 2010. Assurant Specialty Property defines a reportable catastrophe loss as an Insurance Services Office designated event that results in a loss greater than $5,000. Commissions, taxes, licenses, and fees decreased $6,710 primarily due to client contract changes which resulted in lower commission expense. General expenses increased $6,893 due to costs related to the SureDeposit acquisition and increased employee related expenses.

For The Six Months Ended June 30, 2011 Compared to The Six Months Ended June 30, 2010.

Net Income

Segment net income decreased $76,932, or 35%, to $145,263 for Six Months 2011 from $222,195 for Six Months 2010. The decline is primarily due to an increase in reportable catastrophe losses of $45,161 (after-tax). In addition, Six Months 2010 included a $7,629 (after-tax) favorable adjustment from an unearned premium reserve review. The increased frequency of non-catastrophe weather-related losses during Six Months 2011 also contributed to the decline.

Total Revenues

Total revenues decreased $51,143, or 5%, to $1,020,692 for Six Months 2011 from $1,071,835 for Six Months 2010. Growth in lender-placed homeowners, due to new clients and loan portfolios added in 2010, and renters insurance gross earned premiums were offset by increased ceding of lender-placed homeowners’ premiums to clients and $14,266 of increased catastrophe reinsurance premiums. In addition, Six Months 2010 included a $13,595 favorable adjustment from an unearned premium reserve review.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $65,430, or 9%, to $800,032 for Six Months 2011 from $734,602 for Six Months 2010. The loss ratio increased 1090 basis points due primarily to $77,146 of catastrophe losses in Six Months 2011 compared to $7,670 of catastrophe losses in Second Quarter 2010. Commissions, taxes, licenses, and fees decreased $24,759 primarily due to client contract changes which resulted in lower commission expense. General expenses increased $6,400 due to costs related to the SureDeposit acquisition in Second Quarter 2011 and increased employee related expenses.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011*	2010	2011*	2010
Revenues:
Net earned premiums and other considerations	$425,439	$467,705	$851,601	$935,147
Net investment income	11,405	12,078	22,707	23,643
Fees and other income	8,891	10,248	17,839	20,656

Total revenues	445,735	490,031	892,147	979,446

Benefits, losses and expenses:
Policyholder benefits	323,832	312,767	633,994	646,407
Selling, underwriting and general expenses	115,039	138,801	236,764	281,920

Total benefits, losses and expenses	438,871	451,568	870,758	928,327

Segment income before provision for income taxes	6,864	38,463	21,389	51,119
Provision for income taxes	1,670	13,163	9,005	17,450

Segment net income	$5,194	$25,300	$12,384	$33,669

Net earned premiums and other considerations:
Individual markets:
Individual markets	$323,049	$345,513	$651,003	$689,414
Group markets	119,125	122,192	239,777	245,733

Gross earned premiums	442,174	467,705	890,780	935,147
Premium rebates (4)	(16,735)	—	(39,179)	—

Total	$425,439	$467,705	$851,601	$935,147

Covered lives by product line (5):
Individual markets			582	631
Group markets			135	116

Total			717	747

Ratios:
Loss ratio (1)	76.1%	66.9%	74.4%	69.1%
Expense ratio (2)	26.5%	29.0%	27.2%	29.5%
Combined ratio (3)	101.0%	94.5%	100.2%	97.1%

*	2011 period results are not fully comparable to prior periods due to regulatory changes associated with the Affordable Care Act.
(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	As of January 1, 2011, the Company began accruing premium rebates to comply with the minimum medical loss ratio requirement under the Affordable Care Act.
(5)	As of January 1, 2011, covered lives consist of all policies, including supplemental coverages and self-funded group products, purchased by policyholders. Prior periods consisted only of medical policies.

The Affordable Care Act

Some provisions of the Affordable Care Act took effect in the past year, and other provisions will become effective at various dates over the next several years. In November 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act. HHS has issued additional technical corrections and Q&As since then. As of this filing, final regulations have not yet been issued under many Affordable Care Act provisions. As a result, the impact of the Affordable Care Act is clearer but not yet fully known. Management continues to modify its business model to adapt to these new regulations and will continue to monitor HHS and state regulatory activity for clarification and additional regulations. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors—Risk related to our industry—Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations” in our 2010 Annual Report on Form 10-K.

For the Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

Net Income

Segment results decreased $20,106 to $5,194 for Second Quarter 2011 from $25,300 for Second Quarter 2010. The decrease is partly attributable to accrued premium rebates of $10,878 (after-tax) established to comply with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. This item was partially offset by reduced expenses associated with organizational and operational expense initiatives and lower commissions due to agent compensation changes and lower sales of new policies. Second Quarter 2010 results included a $17,421 (after-tax) benefit from a reserve release related to a legal settlement.

Total Revenues

Total revenues decreased $44,296, or 9%, to $445,735 for Second Quarter 2011 from $490,031 for Second Quarter 2010. Net earned premiums and other considerations before premium rebates from our individual markets business decreased $22,464, or 6%, due to lower sales of new policies caused by the transition to new products and changes to agent commissions, both resulting from the Affordable Care Act. These decreases were partially offset by premium rate increases. Net earned premiums and other considerations before premium rebates from our small employer group business decreased $3,067, or 3%, due to a continued high level of policy lapses, partially offset by premium rate increases. Second Quarter 2011 included a premium rebate accrual of $16,735 to comply with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. There was no premium rebate accrual in Second Quarter 2010 as the MLR requirement was not yet in effect.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $12,697, or 3%, to $438,871 for Second Quarter 2011 from $451,568 for Second Quarter 2010. Policyholder benefits increased $11,065, or 4%, and the benefit loss ratio increased to 76.1% from 66.9%. The increase in policyholder benefits was primarily attributable to a $26,802 benefit from a reserve release related to a legal settlement in Second Quarter 2010, partially offset by a decrease in benefits related to the decline in business volume. The increase in the benefit loss ratio was also attributable to the inclusion of premium rebates in net earned premiums and other considerations in Second Quarter 2011, and a disproportionate decline in benefits in relation to the decrease in net earned premiums and other considerations. Selling, underwriting and general expenses decreased $23,762, or 17%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commissions due to agent compensation changes and lower sales of new policies.

For the Six Months Ended June 30, 2011 Compared to The Six Months Ended June 30, 2010.

Net Income

Segment results decreased $21,285 to $12,384 for Six Months 2011 from $33,669 for Six Months 2010. The decrease was partly attributable to accrued premium rebates of $25,466 (after-tax) established to comply with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. This item was partially offset by corrective pricing actions and plan design changes that began in late 2009, a $4,780 (after-tax) reimbursement from a pharmacy services provider related to 2009 and 2010 activity, reduced expenses associated with organizational and operational expense initiatives, and lower commissions due to agent compensation changes and lower sales of new policies. Six Months 2010 results included a $17,421 (after-tax) benefit from a reserve release related to a legal settlement.

Total Revenues

Total revenues decreased $87,299, or 9%, to $892,147 for Six Months 2011 from $979,446 for Six Months 2010. Net earned premiums and other considerations before premium rebates from our individual markets business decreased $38,411, or 6%, due to lower sales of new policies caused by the transition to new products and changes in agent commissions, both resulting from the Affordable Care Act. These decreases were partially offset by premium rate increases. Net earned premiums and other considerations before premium rebates from our small employer group business decreased $5,956, or 2%, due to a continued high level of policy lapses, partially offset by premium rate increases. Six Months 2011 included a premium rebate accrual of $39,179 to comply with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. There was no premium rebate accrual in Six Months 2010 as the MLR requirement was not yet in effect.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $57,569, or 6%, to $870,758 for Six Months 2011 from $928,327 for Six Months 2010. Policyholder benefits decreased $12,413, or 2%, however, the benefit loss ratio increased to 74.4% from 69.1%. The decrease in policyholder benefits was primarily attributable to improved claims experience as a result of corrective pricing actions and plan design changes that began in late 2009 and a decrease in benefits related to the decline in business volume, partially offset by a $26,802 benefit from a reserve release related to a legal settlement in Six Months 2010. The increase in the benefit loss ratio was primarily attributable to the inclusion of premium rebates in net earned premiums and other considerations in Six Months 2011, and a disproportionate decline in benefits in relation to the decrease in net earned premiums and other considerations. Selling, underwriting and general expenses decreased $45,156, or 16%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commissions due to agent compensation changes and lower sales of new policies.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$264,470	$275,386	$531,340	$560,401
Net investment income	32,572	32,599	65,039	65,409
Fees and other income	6,170	6,252	12,938	13,563

Total revenues	303,212	314,237	609,317	639,373

Benefits, losses and expenses:
Policyholder benefits	195,408	190,555	396,627	394,797
Selling, underwriting and general expenses	94,930	104,667	189,927	200,589

Total benefits, losses and expenses	290,338	295,222	586,554	595,386

Segment income before provision for income taxes	12,874	19,015	22,763	43,987
Provision for income taxes	4,342	6,622	7,745	15,127

Segment net income	$8,532	$12,393	$15,018	$28,860

Net earned premiums and other considerations:
By major product grouping:
Group dental	$105,241	$104,778	$209,891	$212,359
Group disability	110,022	121,880	224,428	251,807
Group life	49,207	48,728	97,021	96,235

Total	$264,470	$275,386	$531,340	$560,401

Ratios:
Loss ratio (1)	73.9%	69.2%	74.6%	70.4%
Expense ratio (2)	35.1%	37.2%	34.9%	34.9%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

Net Income

Segment net income decreased 31% to $8,532 for Second Quarter 2011 from $12,393 for Second Quarter 2010. Lower results in Second Quarter 2011 were primarily attributable to less favorable disability and life loss experience, partially offset by improved dental experience. Disability experience reflects slower claimant recovery rates over most of the business. Life loss experience returned to relatively normal levels in Second Quarter 2011 after unusually favorable experience in Second Quarter 2010. Second Quarter 2011 results include a previously disclosed decrease in the reserve interest rate primarily for new long-term disability claims. Restructuring charges of $4,349 (after-tax) were recorded in Second Quarter 2010 which did not recur in Second Quarter 2011.

Total Revenues

Total revenues decreased 4% to $303,212 for Second Quarter 2011 from $314,237 for Second Quarter 2010, primarily related to a $10,916 decrease in net earned premiums and other considerations. The decrease in net earned premiums and other considerations was primarily due to pricing actions on a block of previously assumed disability reinsurance business and lower prior year sales.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 2% to $290,338 for Second Quarter 2011 from $295,222 for Second Quarter 2010. The loss ratio increased to 73.9% from 69.2%, primarily driven by less favorable life and disability loss experience. Excluding the impact of restructuring costs in Second Quarter 2010, the expense ratio increased to 35.1% from 34.8% as a result of lower net earned premiums.

For The Six Months Ended June 30, 2011 Compared to The Six Months Ended June 30, 2010.

Net Income

Segment net income decreased 48% to $15,018 for Six Months 2011 from $28,860 for Six Months 2010. Lower results were primarily attributable to less favorable disability and life loss experience, partially offset by improved dental experience. In Six Months 2011, disability experience was challenged by slower recovery rates over most of the business as well as unfavorable experience on a block of previously assumed reinsurance business. Life loss experience returned to relatively normal levels in Six Months 2011 compared with Six Months 2010. Six Months 2011 results include a previously disclosed decrease in the reserve discount rate primarily for new long-term disability claims. Restructuring charges of $4,349 (after-tax) were recorded in Six Months 2010 which did not recur in Six Months 2011.

Total Revenues

Total revenues decreased 5% to $609,317 for Six Months 2011 from $639,373 for Six Months 2010, primarily related to a $29,061 decrease in net earned premiums and other considerations. The decrease in net earned premiums and other considerations was primarily due to pricing actions on a block of previously assumed disability reinsurance business and lower prior year sales.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 1% to $586,554 for Six Months 2011 from $595,386 for Six Months 2010. The loss ratio increased to 74.6% from 70.4%, primarily driven by less favorable life and disability loss experience. Excluding the impact of restructuring costs in Six Months 2010, the expense ratio increased to 34.9% from 33.8% as a result of lower net earned premiums.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net investment income	$4,328	$4,541	$8,526	$8,806
Net realized gains on investments	16,046	19,152	19,823	23,625
Amortization of deferred gain on disposal of businesses	5,105	6,024	10,239	12,105
Fees and other income	109	99	283	213

Total revenues	25,588	29,816	38,871	44,749

Benefits, losses and expenses:
Policyholder benefits	—	(1,988)	—	(2,038)
Selling, underwriting and general expenses	23,263	29,875	42,675	49,060
Interest expense	15,075	15,161	30,206	30,322

Total benefits, losses and expenses	38,338	43,048	72,881	77,344

Segment loss before benefit for income taxes	(12,750)	(13,232)	(34,010)	(32,595)
Benefit for income taxes	(82,547)	(6,174)	(91,236)	(10,580)

Segment net income (loss)	$69,797	$(7,058)	$57,226	$(22,015)

For The Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

Net Income (Loss)

Segment results improved $76,855 to net income of $69,797 for Second Quarter 2011 compared with a net loss of $(7,058) for Second Quarter 2010. The improvement is primarily related to an $80,000 release of a capital loss valuation allowance related to deferred tax assets. Please see Note 7 in the Notes to Consolidated Financial Statements for further detail on the valuation allowance release.

Total Revenues

Total revenues decreased $4,228, to $25,588 for Second Quarter 2011 compared with $29,816 for Second Quarter 2010. The decrease in revenues is primarily due to a $3,106 decline in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses decreased $4,710, to $38,338 for Second Quarter 2011 compared with $43,048 for Second Quarter 2010. The decrease in expenses is primarily due to $4,537 of restructuring charges included in Second Quarter 2010 that did not recur in Second Quarter 2011.

For The Six Months Ended June 30, 2011 Compared to The Six Months Ended June 30, 2010.

Net Income (Loss)

Segment results improved $79,241, to net income of $57,226 for Six Months 2011 compared with a net loss of $(22,015) for Six Months 2010. Segment results increased mainly due to a $80,000 release of a capital loss valuation allowance related to deferred tax assets.

Total Revenues

Total revenues decreased $5,878, to $38,871 for Six Months 2011 compared with $44,749 for Six Months 2010. The decrease in revenues is mainly due to a $3,802 decline in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses decreased $4,463, to $72,881 in Six Months 2011 compared with $77,344 in Six Months 2010. The decrease in expenses is mainly due to a $4,537 restructuring charge included in Six Months 2010 that did not recur in Six Months 2011.

Investments

The Company had total investments of $13,593,655 and $13,519,848 as of June 30, 2011 and December 31, 2010, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2011		December 31, 2010
Aaa / Aa / A	$6,378,097	59.9%	$6,488,208	61.2%
Baa	3,338,769	31.4%	3,227,216	30.4%
Ba	614,433	5.8%	618,465	5.8%
B and lower	306,107	2.9%	278,663	2.6%

Total	$10,637,406	100.0%	$10,612,552	100.0%

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturity securities	$142,967	$144,119	$285,019	$286,537
Equity securities	7,911	8,589	15,963	17,551
Commercial mortgage loans on real estate	20,325	21,515	40,558	43,609
Policy loans	741	732	1,476	1,454
Short-term investments	1,659	1,328	2,933	2,198
Other investments	4,946	4,029	8,677	8,524
Cash and cash equivalents	1,701	1,280	3,443	2,396

Total investment income	180,250	181,592	358,069	362,269
Investment expenses	(6,406)	(6,396)	(12,352)	(13,059)

Net investment income	$173,844	$175,196	$345,717	$349,210

Net investment income remained relatively consistent for Second Quarter 2011 compared with Second Quarter 2010. Net investment income decreased $3,493, or 1%, to $345,717 for Six Months 2011 from $349,210 for Six Months 2010 primarily due to lower investment yields in 2011.

As of June 30, 2011, the Company owned $216,121 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $191,165 of municipal securities, whose credit rating was A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At June 30, 2011 approximately 2.5% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.3% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 19% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of June 30, 2011 and December 31, 2010, our collateral held under securities lending, of which its use is unrestricted, was $92,633 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $93,125 and $122,931, respectively and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of June 30, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company has engaged in transactions in which securities issued by the U.S. government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). However as of June 30, 2011, the Company has no open transactions. The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged to selected broker/dealers in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, we had $14,370, of cash pledged under securities loan agreements which is included in the consolidated balance sheets under the collateral held/pledged under securities agreements.

The Company entered into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold to a third party in the marketplace. The Company records obligations to return the securities that we no longer hold. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of December 31, 2010, we had $14,281 of obligations to return borrowed securities which is included in the consolidated balance sheets under the obligation under securities agreements.

Cash payments for the collateral pledged, subsequent cash adjustments to receivables under securities loan agreements and obligations to return borrowed securities, and the return of the cash collateral from the secured parties is regarded by the Company as cash flows from financing activities, since the cash payments and receipts relate to borrowing of securities under a financing arrangement.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On March 1, 2011, Moody’s Investor Services (“Moody’s”) affirmed Assurant, Inc.’s Senior Debt rating of Baa2 but changed the outlook on this rating to negative from stable. In addition, Moody’s affirmed the financial strength ratings of Assurant’s primary life and health insurance subsidiaries at A3 but changed the outlook on such ratings to negative from stable. For further information on our ratings and the risks of ratings downgrades, see Item 1—“Business” and “Item 1A—Risk Factors—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2010 Annual Report on Form 10-K. For 2011, the maximum amount of distributions our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $614,362. During Six Months 2011, we have taken dividends, net of infusions, of $158,381 from our operating companies. We anticipate that we will be able to take dividends in 2011 of amounts equal to operating company earnings.

Liquidity

As of June 30, 2011, we had approximately $648,517 in holding company capital. The Company uses the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $866,010, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $648,517 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital made to the holding Company from its operating companies were $163,381 and $886,200 for Six Months 2011 and the year ended December 31, 2010, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to stockholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $317,482 and $602,568 during Six Months 2011 and the year ended December 31, 2010, respectively. During Second Quarter 2011 we acquired SureDeposit for $45,080. See Note 4 to the Notes to Consolidated Financial Statements for more information on the SureDeposit acquisition.

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

We paid dividends of $0.18 per common share on June 7, 2011 to stockholders of record as of May 23, 2011, and $0.16 per common share on March 14, 2011 to stockholders of record as of February 28, 2011. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On January 18, 2011, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $805,587 at that date. During the six months ended June 30, 2011, we repurchased 7,406,040 shares of our outstanding common stock at a cost of $283,645, exclusive of commissions. As of June 30, 2011, $554,385 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $76,738 and $96,278 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at June 30, 2011 and December 31, 2010, respectively. This equates to an 88% and 85% funded status at June 30, 2011 and December 31, 2010, respectively. The change in under-funded status is mainly due to an increase in the discount rate used to determine the projected benefit obligation, which is partially offset by better than expected asset performance.

In prior years we established a funding policy in which service cost plus 15% of Plan deficit will be contributed annually. During Six Months 2011, we contributed $20,000 in cash to the Plan. We expect to contribute an additional $20,000 in cash to the Plan over the remainder of 2011.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at June 30, 2011, due to outstanding letters of credit.

On December 18, 2009, we entered into a three-year unsecured revolving credit agreement (“2009 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, Inc. and Bank of America, Inc. The 2009 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until December 2012, provided we are in compliance with all covenants. The 2009 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes.

We did not use the commercial paper program during the six months ended June 30, 2011 or 2010, and no amounts relating to the commercial paper program were outstanding at June 30, 2011 or December 31, 2010. We made no borrowings under the 2009 Credit Facility and no loans are outstanding at June 30, 2011. We had $24,296 of letters of credit outstanding under the 2009 Credit Facility as of June 30, 2011.

The 2009 Credit Facility contains restrictive covenants. The terms of the 2009 Credit Facility also require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2011, we were in compliance with all covenants, minimum ratios and thresholds, and there have been no material changes to the financial ratios presented in our 2010 Annual Report on Form 10-K.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2011 and 2010, respectively, and $30,094 for the six months ended June 30, 2011 and 2010, respectively. There was $22,570 of accrued interest at June 30, 2011 and 2010, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2011	2010
Operating activities (1)	$326,423	$313,313
Investing activities	16,806	(187,853)
Financing activities	(358,646)	(440,289)

Net change in cash	$(15,417)	$(314,829)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $326,423 and $313,313 for Six Months 2011 and Six Months 2010, respectively. The increased operating activity cash flow was primarily due to the favorable impact of foreign exchange rates on cash and cash equivalents. Excluding this item, net cash provided by operating activities was relatively flat.

Net cash provided by investing activities was $16,806 for Six Months 2011 and net cash used in investing activities was $187,853 for Six Months 2010. The increase in cash provided by investing activities was mainly due to a greater amount of fixed maturity security maturities and prepayments coupled with less purchases of fixed maturity securities.

Net cash used in financing activities was $358,646 and $440,289 for Six Months 2011 and Six Months 2010, respectively. The decrease in financing activities was primarily due to a decrease in share repurchases and the change in obligation under securities lending.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2011	2010
Interest paid on mandatorily redeemable preferred stock and debt	$30,150	$30,269
Common stock dividends	33,680	35,464

Total	$63,830	$65,733

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $24,846 and $24,946 of letters of credit outstanding as of June 30, 2011 and December 31, 2010, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 3 to the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2010 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended June 30, 2011, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 15 to the notes to Consolidated Financial Statements for a description of certain matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation we do not believe that the outcome of pending matters will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2010 Annual Report on Form 10-K. There have been no material changes during Six Months 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities:

Period in 2011	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
January 1-31	1,695,000	$38.76	1,695,000	$772,382,494
February 1-28	1,097,940	40.27	1,097,940	728,194,428
March 1-31	1,629,100	39.00	1,629,100	664,690,944
April 1-30	1,469,000	38.21	1,469,000	608,587,380
May 1-31	213,000	39.68	213,000	600,140,396
June 1-30	1,302,000	35.16	1,302,000	554,385,476

Total	7,406,040	$38.32	7,406,040	$554,385,476

1)	Shares purchased pursuant to the January 22, 2010 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on January 18, 2011 for the repurchase of up to an additional $600,000 of outstanding common stock.

Item 5.	Other Information.

On May 17, 2011, the Company reported in a Current Report on Form 8-K the voting results from its Annual Meeting of Stockholders held on May 13, 2011 (the “Annual Meeting”), including, without limitation, the voting results for a non-binding advisory vote regarding the frequency of future advisory votes on executive compensation. At the Annual Meeting, a majority of the votes cast by stockholders were in favor of an annual advisory vote on executive compensation.

Consistent with the recommendation of the Company’s Board of Directors and the preference of stockholders, the Company determined that it will hold future non-binding advisory votes on an annual basis.

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

3.1	Amended and Restated By-laws of the Company, effective as of May 13, 2011 (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K, originally filed on May 17, 2011).

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on June 14, 2011).*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors.*

10.3	Form of Amendment, dated April 4, 2011, to Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors.*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 3, 2011	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: August 3, 2011	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer