Form 10-Q
period 2011-09-30
ASSURANT INC
filed 2011-11-02
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding at October 28, 2011 was 92,108,357.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$9,988,891 in 2011 and $10,009,320 in 2010)	$10,978,902	$10,612,552
Equity securities available for sale, at fair value (cost—$401,225 in 2011 and $452,648 in 2010)	403,098	466,954
Commercial mortgage loans on real estate, at amortized cost	1,307,569	1,320,964
Policy loans	54,565	56,142
Short-term investments	508,375	358,702
Collateral held/pledged under securities agreements	96,080	136,589
Other investments	587,704	567,945

Total investments	13,936,293	13,519,848

Cash and cash equivalents	1,059,523	1,150,516
Premiums and accounts receivable, net	614,277	542,927
Reinsurance recoverables	5,295,502	4,997,316
Accrued investment income	159,470	147,069
Tax receivable	30,691	0
Deferred acquisition costs	2,563,885	2,493,422
Property and equipment, at cost less accumulated depreciation	247,497	267,169
Deferred income taxes, net	0	76,430
Goodwill	639,018	619,779
Value of business acquired	73,372	82,208
Other intangible assets, net	306,387	311,509
Other assets	186,039	188,454
Assets held in separate accounts	1,662,046	2,000,371

Total assets	$26,774,000	$26,397,018

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,217,526	$8,105,153
Unearned premiums	5,315,673	5,063,999
Claims and benefits payable	3,485,270	3,351,169
Commissions payable	259,104	275,409
Reinsurance balances payable	87,879	104,333
Funds held under reinsurance	67,696	65,894
Deferred gain on disposal of businesses	139,141	154,493
Obligation under securities agreements	96,449	137,212
Accounts payable and other liabilities	1,442,821	1,339,582
Deferred income taxes, net	13,674	0
Tax payable	0	41,702
Debt	972,249	972,164
Mandatorily redeemable preferred stock	0	5,000
Liabilities related to separate accounts	1,662,046	2,000,371

Total liabilities	21,759,528	21,616,481

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 92,926,138 and 102,000,371 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1,458	1,453
Additional paid-in capital	3,016,300	2,993,957
Retained earnings	3,596,751	3,264,025
Accumulated other comprehensive income	524,412	285,524
Treasury stock, at cost; 52,959,178 and 43,344,638 shares at September 30, 2011 and December 31, 2010, respectively	(2,124,449)	(1,764,422)

Total stockholders’ equity	5,014,472	4,780,537

Total liabilities and stockholders’ equity	$26,774,000	$26,397,018

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Operations (unaudited)

Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,777,315	$1,832,514	$5,307,635	$5,589,052
Net investment income	172,176	176,170	517,893	525,380
Net realized gains on investments, excluding other-than- temporary impairment losses	5,079	7,280	27,937	33,705
Total other-than-temporary impairment losses	(4,703)	(924)	(7,848)	(2,803)
Portion of net loss (gain) recognized in other comprehensive income, before taxes	156	(313)	266	(1,234)

Net other-than-temporary impairment losses recognized in earnings	(4,547)	(1,237)	(7,582)	(4,037)
Amortization of deferred gain on disposal of businesses	5,114	6,024	15,353	18,129
Fees and other income	106,578	93,220	300,037	259,892

Total revenues	2,061,715	2,113,971	6,161,273	6,422,121

Benefits, losses and expenses
Policyholder benefits	998,875	913,253	2,881,582	2,746,565
Amortization of deferred acquisition costs and value of business acquired	370,107	376,850	1,086,720	1,144,151
Underwriting, general and administrative expenses	562,346	581,974	1,685,821	1,757,367
Interest expense	15,078	15,162	45,284	45,484

Total benefits, losses and expenses	1,946,406	1,887,239	5,699,407	5,693,567

Income before provision for income taxes	115,309	226,732	461,866	728,554
Provision for income taxes	39,326	85,062	78,282	264,986

Net income	$75,983	$141,670	$383,584	$463,568

Earnings Per Share
Basic	$0.80	$1.31	$3.91	$4.13
Diluted	$0.79	$1.30	$3.88	$4.11
Dividends per share	$0.18	$0.16	$0.52	$0.47

Share Data
Weighted average shares outstanding used in basic per share calculations	95,351,601	107,806,207	98,065,082	112,137,558
Plus: Dilutive securities	951,411	778,075	895,630	653,565

Weighted average shares used in diluted per share calculations	96,303,012	108,584,282	98,960,712	112,791,123

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2010 through September 30, 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands except number of shares and per share amounts)
Balance, December 31, 2010	$1,453	$2,993,957	$3,264,025	$285,524	$(1,764,422)	$4,780,537
Stock plan exercises	5	332	0	0	0	337
Stock plan compensation expense	0	24,974	0	0	0	24,974
Change in tax benefit from share-based payment arrangements	0	(2,963)	0	0	0	(2,963)
Dividends	0	0	(50,858)	0	0	(50,858)
Acquisition of common stock	0	0	0	0	(360,027)	(360,027)
Comprehensive income:
Net income	0	0	383,584	0	0	383,584
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes of $(124,596)	0	0	0	244,435	0	244,435
Net change in other-than- temporary impairment gains recognized in other comprehensive income, net of taxes of $(1,981)	0	0	0	3,679	0	3,679
Net change in foreign currency translation, net of taxes of $3,651	0	0	0	(17,278)	0	(17,278)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(4,347)	0	0	0	8,052	0	8,052

Total other comprehensive income	0	0	0	0	0	238,888

Total comprehensive income	0	0	0	0	0	622,472

Balance, September 30, 2011	$1,458	$3,016,300	$3,596,751	$524,412	$(2,124,449)	$5,014,472

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$509,691	$465,461

Investing activities
Sales of:
Fixed maturity securities available for sale	1,183,324	1,437,872
Equity securities available for sale	71,798	66,985
Property and equipment and other	2,565	118
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	749,210	567,337
Purchases of:
Fixed maturity securities available for sale	(1,908,896)	(2,206,168)
Equity securities available for sale	(33,326)	(19,346)
Property and equipment and other	(25,153)	(42,100)
Subsidiary, net of cash transferred	(45,080)	(7,162)
Change in commercial mortgage loans on real estate	12,591	56,934
Change in short-term investments	(155,564)	1,655
Change in other invested assets	(24,900)	(41,415)
Change in policy loans	1,489	(229)
Change in collateral held under securities lending	26,483	85,031

Net cash used in investing activities	(145,459)	(100,488)

Financing activities
Repayment of mandatorily redeemable preferred stock	(5,000)	0
Change in tax benefit from share-based payment arrangements	(2,963)	(6,665)
Acquisition of common stock	(364,943)	(369,159)
Dividends paid	(50,858)	(52,702)
Change in obligation under securities lending	(26,482)	(85,031)
Change in receivables under securities loan agreements	14,370	0
Change in obligations to return borrowed securities	(14,281)	0

Net cash used in financing activities	(450,157)	(513,557)

Effect of exchange rate changes on cash and cash equivalents	(5,068)	(1,661)

Change in cash and cash equivalents	(90,993)	(150,245)
Cash and cash equivalents at beginning of period	1,150,516	1,318,552

Cash and cash equivalents at end of period	$1,059,523	$1,168,307

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

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

The interim financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2011 presentation.

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements—Adopted

On January 1, 2011, the Company adopted the guidance on multiple deliverable revenue arrangements. This guidance requires entities to use their best estimate of the selling price of a deliverable within a multiple deliverable revenue arrangement if the entity and other entities do not sell the deliverable separate from the other deliverables within the arrangement. In addition, it requires both qualitative and quantitative disclosures. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Recent Accounting Pronouncements—Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the intangibles – goodwill and other guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company chose to early adopt the revised standard as of October 1, 2011 and will apply the amended guidance to its fourth quarter annual test. The amended guidance results in a change in the procedures for assessing goodwill impairment and will not have an impact on the Company’s financial position and results of operations.

In July 2011, the FASB issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their income statements fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued amendments to the comprehensive income guidance to provide two alternatives for presenting comprehensive income. An entity can report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are displayed under either alternative. The statement(s) are to be presented with equal prominence as the other primary financial statements. The amendments eliminate the Company’s currently applied option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The guidance will not change the items that constitute net income or other comprehensive income, and will not change when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Early adoption is permitted, but full retrospective application is required. The Company is currently evaluating which alternative to choose; however, the new presentation requirements will not have an impact on the Company’s financial position or results of operations.

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

In October 2010, the FASB issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are directly related to the successful acquisition of new or renewal insurance contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required, however, retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. We expect to adopt the guidance retrospectively. This will result in a reduction in our deferred acquisition cost asset. It will also cause an increase in our liability for future policy benefits and expenses for certain preneed policies whose reserves are calculated utilizing deferred acquisition costs. There will also be a decrease in the amortization associated with the previously deferred acquisition costs. We are evaluating the full effects of implementing the amended guidance, but we currently estimate that the cumulative effect adjustment that will result from our retrospective adoption will reduce the opening balance of retained earnings between $140,000 and $150,000 in the year of adoption,

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

net of the related tax benefit. This estimate is preliminary in nature and the actual amount of the reduction may be above or below the range. We currently estimate the adoption of these amendments will result in immaterial changes in net income in 2011 and in the years preceding 2011 to which the retrospective adoption will be applied. The amendments are generally more restrictive with regard to which costs can be deferred and may impact the pattern of reported income for certain products. We are still assessing the impact on future periods, but because of our overall mix of business we do not currently expect the amendments to cause material changes to net income.

4. Business Combinations

On June 21, 2011, in an all cash transaction, the Company acquired the SureDeposit business, the leading provider of security deposit alternatives to the multifamily housing industry, for $45,080. In connection with the acquisition, the Company recorded $25,350 of intangible assets, all of which are amortizable, and $19,608 of goodwill. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands the multifamily housing product offering and associated cross-selling opportunities with existing clients for the Assurant Specialty Property segment.

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$130,760	$9,466	$(291)	$139,935	$0
States, municipalities and political subdivisions	822,875	87,747	(327)	910,295	0
Foreign governments	630,990	62,349	(1,358)	691,981	0
Asset-backed	32,585	2,264	(173)	34,676	1,114
Commercial mortgage-backed	84,318	5,407	(167)	89,558	0
Residential mortgage-backed	853,348	62,087	(1,644)	913,791	8,512
Corporate	7,434,015	828,679	(64,028)	8,198,666	15,367

Total fixed maturity securities	$9,988,891	$1,057,999	$(67,988)	$10,978,902	$24,993

Equity securities:
Common stocks	$12,808	$838	$(330)	$13,316	$0
Non-redeemable preferred stocks	388,417	29,905	(28,540)	389,782	0

Total equity securities	$401,225	$30,743	$(28,870)	$403,098	$0

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
United States Government and government agencies and authorities	$244,659	$6,050	$(1,198)	$249,511	$0
States, municipalities and political subdivisions	829,923	39,568	(4,657)	864,834	0
Foreign governments	617,164	32,789	(1,418)	648,535	0
Asset-backed	39,310	2,524	(84)	41,750	1,016
Commercial mortgage-backed	102,312	4,670	(11)	106,971	0
Residential mortgage-backed	764,884	36,842	(4,998)	796,728	4,741
Corporate	7,411,068	541,720	(48,565)	7,904,223	13,576

Total fixed maturity securities	$10,009,320	$664,163	$(60,931)	$10,612,552	$19,333

Equity securities:
Common stocks	$5,545	$1,029	$(8)	$6,566	$0
Non-redeemable preferred stocks	447,103	32,238	(18,953)	460,388	0

Total equity securities	$452,648	$33,267	$(18,961)	$466,954	$0

(1)	Represents the amount of OTTI gains in accumulated other comprehensive income (“AOCI”), which, from April 1, 2009, were not included in earnings under the OTTI guidance for debt securities.

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $162,292 and $154,742, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2011 and December 31, 2010, revenue bonds account for 51% and 48% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, water, transit and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 79% and 80% of the revenue sources, as of September 30, 2011 and December 31, 2010, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At September 30, 2011, approximately 60%, 14%, and 8% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2010, approximately 60%, 11%, 7%, and 6% of the foreign government securities were held in the Canadian government/provincials, and the governments of Brazil, Germany and the United Kingdom, respectively. No other country represented more than 5% of our foreign government securities as of September 30, 2011 and December 31, 2010.

The cost or amortized cost and fair value of fixed maturity securities at September 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$467,219	$474,761
Due after one year through five years	1,965,019	2,074,567
Due after five years through ten years	2,341,384	2,516,196
Due after ten years	4,245,018	4,875,353

Total	9,018,640	9,940,877
Asset-backed	32,585	34,676
Commercial mortgage-backed	84,318	89,558
Residential mortgage-backed	853,348	913,791

Total	$9,988,891	$10,978,902

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$332,490	$520,567	$1,280,982	$1,505,701
Gross realized gains	14,018	18,846	42,453	50,258
Gross realized losses	5,705	1,689	15,012	6,095

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$13,036	$14,950	$33,941	$40,579
Equity securities	(4,719)	2,239	(4,808)	4,980
Commercial mortgage loans on real estate	0	(9,000)	0	(15,772)
Other investments	(3,238)	(909)	(1,196)	3,918

Total net realized gains related to sales and other	5,079	7,280	27,937	33,705

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(4,547)	(1,055)	(7,561)	(3,544)
Equity securities	0	(182)	(21)	(493)

Total net realized losses related to other-than-temporary impairments	(4,547)	(1,237)	(7,582)	(4,037)

Total net realized gains	$532	$6,043	$20,355	$29,668

Other-Than-Temporary Impairments

The Company adopted the OTTI guidance, which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g. interest rates and market conditions) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the three and nine months ended September 30, 2011, the Company recorded $4,703 and $7,848, respectively, of OTTI, of which $4,547 and $7,582, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $156 and $266, respectively, related to all other factors and recorded as an unrealized loss component of AOCI. For the three and nine months ended September 30, 2010, the Company recorded $924 and $2,803, respectively, of OTTI, of which $1,237 and $4,037, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $(313) and $(1,234), respectively, related to all other factors and recorded as an unrealized gain component of AOCI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	2011	2010
Balance, June 30,	$105,634	$105,762
Additions for credit loss impairments recognized in the current period on securities not previously impaired	0	9
Additions for credit loss impairments recognized in the current period on securities previously impaired	9	694
Reductions for securities which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security	0	(116)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(202)	(3)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,895)	(2,227)

Balance, September 30,	$103,546	$104,119

	2011	2010
Balance, January 1,	$105,245	$108,053
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,455	494
Additions for credit loss impairments recognized in the current period on securities previously impaired	1,567	2,698
Reductions for securities which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security	0	(116)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(470)	(287)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,251)	(6,723)

Balance, September 30,	$103,546	$104,119

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell the fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.

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

In periods subsequent to the recognition of an OTTI, the Company generally accretes the discount (or amortizes the reduced premium) into net investment income, up to the non-discounted amount of projected future cash flows, resulting from the reduction in cost basis, based upon the amount and timing of the expected future cash flows over the estimated period of cash flows.

Realized gains and losses on sales of investments are recognized on the specific identification basis.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2011 and December 31, 2010 were as follows:

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	September 30, 2011
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$7,033	$(291)	$0	$0	$7,033	$(291)
States, municipalities and political subdivisions	0	0	5,474	(327)	5,474	(327)
Foreign governments	9,982	(2)	9,728	(1,356)	19,710	(1,358)
Asset-backed	2,771	(173)	0	0	2,771	(173)
Commercial mortgage-backed	18,663	(167)	0	0	18,663	(167)
Residential mortgage-backed	49,182	(1,602)	1,367	(42)	50,549	(1,644)
Corporate	1,018,259	(42,997)	159,390	(21,031)	1,177,649	(64,028)

Total fixed maturity securities	$1,105,890	$(45,232)	$175,959	$(22,756)	$1,281,849	$(67,988)

Equity securities:
Common stocks	$5,416	$(330)	$0	$0	$5,416	$(330)
Non-redeemable preferred stocks	60,931	(6,304)	95,386	(22,236)	156,317	(28,540)

Total equity securities	$66,347	$(6,634)	$95,386	$(22,236)	$161,733	$(28,870)

	December 31, 2010
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$105,597	$(1,198)	$0	$0	$105,597	$(1,198)
States, municipalities and political subdivisions	136,578	(3,520)	10,743	(1,137)	147,321	(4,657)
Foreign governments	97,725	(538)	9,902	(880)	107,627	(1,418)
Asset-backed	2,865	(84)	0	0	2,865	(84)
Commercial mortgage-backed	4,754	(11)	0	0	4,754	(11)
Residential mortgage-backed	168,942	(4,907)	1,982	(91)	170,924	(4,998)
Corporate	753,340	(21,674)	310,107	(26,891)	1,063,447	(48,565)

Total fixed maturity securities	$1,269,801	$(31,932)	$332,734	$(28,999)	$1,602,535	$(60,931)

Equity securities:
Common stocks	$479	$(8)	$0	$0	$479	$(8)
Non-redeemable preferred stocks	46,336	(2,791)	146,361	(16,162)	192,697	(18,953)

Total equity securities	$46,815	$(2,799)	$146,361	$(16,162)	$193,176	$(18,961)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent less than 7% and 5% of the aggregate fair value of the related securities at September 30, 2011 and December 31, 2010, respectively. Approximately 54% and 43% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2011 and December 31, 2010, respectively. The total gross unrealized losses are comprised of 474 and 457 individual securities at September 30, 2011 and December 31, 2010, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2011 and December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2011, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial industry of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $40,016, or 89%, of the total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of September 30, 2011, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of September 30, 2011, the Company did not intend to sell the corporate fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At September 30, 2011, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $10 to $16,369 at September 30, 2011 and from $5 to $16,614 at December 31, 2010.

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

	September 30, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,011,595	76.8%	2.10
71 – 80%	186,085	14.1%	1.38
81 – 95%	76,714	5.8%	1.16
Greater than 95%	43,921	3.3%	0.80

Gross commercial mortgage loans	1,318,315	100.0%	1.90

Less valuation allowance	(10,746)

Net commercial mortgage loans	$1,307,569

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

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

The commercial mortgage loan valuation allowance for losses was $10,746 and $32,838 at September 30, 2011 and December 31, 2010, respectively. In 2010, an overall expense of $16,709 was recorded primarily to increase the valuation allowance on one individually impaired commercial mortgage loan with a loan valuation allowance of $22,092 and a net loan value of $0 at December 31, 2010. In 2011, the loan valuation allowance was decreased by $22,092 due to the direct write down of the same individually impaired mortgage loan. This resulted in no impact to realized capital gains and losses on commercial mortgage loans.

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

As of September 30, 2011 and December 31, 2010, our collateral held under securities lending, of which its use is unrestricted, was $96,080 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements caption. Our liability to the borrower for collateral received was $96,449 and $122,931, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements caption. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of September 30, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company has engaged in transactions in which securities issued by the U.S. government and government agencies and authorities are purchased under agreements to resell (“reverse repurchase agreements”). However, as of September 30, 2011, the Company has no open transactions. The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged to

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

selected broker/dealers in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, we had $14,370 of cash pledged under securities loan agreements, which is included in the consolidated balance sheets under the obligation under the collateral held/pledged under securities agreements caption.

The Company entered into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold to a third party in the marketplace. The Company records obligations to return the securities that we no longer hold. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. As of December 31, 2010, we had $14,281 of obligations to return borrowed securities, which is included in the consolidated balance sheets under the obligation under securities agreements caption.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts, Obligation under securities agreements and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	September 30, 2011
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$139,935	$0		$135,525		$4,410
State, municipalities and political subdivisions	910,295	0		910,295		0
Foreign governments	691,981	1,999		667,758		22,224
Asset-backed	34,676	0		34,198		478
Commercial mortgage-backed	89,558	0		88,610		948
Residential mortgage-backed	913,791	0		913,791		0
Corporate	8,198,666	0		8,054,680		143,986
Equity securities:
Common stocks	13,316	12,633		683		0
Non-redeemable preferred stocks	389,782	0		389,760		22
Short-term investments	508,375	409,623	b	98,752	c	0
Collateral held/pledged under securities agreements	71,080	54,731	b	16,349	c	0
Other investments	267,005	47,059	a	199,574	c	20,372	d
Cash equivalents	800,365	791,242	b	9,123	c	0
Other assets	8,739	0		832		7,907	e
Assets held in separate accounts	1,601,355	1,390,165	a	211,190	c	0

Total financial assets	$14,638,919	$2,707,452		$11,731,120		$200,347

Financial Liabilities
Other liabilities	$49,974	$47,058	a	$52	f	$2,864	f
Liabilities related to separate accounts	1,601,355	1,390,165	a	211,190	c	0

Total financial liabilities	$1,651,329	$1,437,223		$211,242		$2,864

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	December 31, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$249,511	$0		$235,005		$14,506
State, municipalities and political subdivisions	864,834	0		864,834		0
Foreign governments	648,535	2,999		619,915		25,621
Asset-backed	41,750	0		41,750		0
Commercial mortgage-backed	106,971	0		102,429		4,542
Residential mortgage-backed	796,728	0		796,728		0
Corporate	7,904,223	0		7,778,538		125,685
Equity securities:
Common stocks	6,566	5,543		1,023		0
Non-redeemable preferred stocks	460,388	0		459,830		558
Short-term investments	358,702	248,859	b	109,843	c	0
Collateral held/pledged under securities agreements	72,219	54,134	b	18,085	c	0
Other investments	261,428	56,507	a	196,612	c	8,309	d
Cash equivalents	864,649	840,210	b	24,439	c	0
Other assets	11,280	0		1,455		9,825	e
Assets held in separate accounts	1,934,658	1,707,170	a	227,488	c	0

Total financial assets	$14,582,442	$2,915,422		$11,477,974		$189,046

Financial Liabilities
Obligation under securities agreements	$14,281	$0		$14,281		$0
Other liabilities	51,632	51,323		309		0
Liabilities related to separate accounts	1,934,658	1,707,170	a	227,488	c	0

Total financial liabilities	$2,000,571	$1,758,493		$242,078		$0

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Total level 3 assets and liabilities	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets	Other Liabilities
Balance, beginning of period	$180,079	$12,223	$21,947	$0	$995	$127,557	$35	$8,699	$8,623	$0
Total gains (losses) (realized/unrealized) included in earnings	4,409	(1)	(1)	0	0	(2,471)	0	7,787	(716)	(189)
Net unrealized gains (losses) included in stockholders’ equity	260	(10)	278	(28)	(10)	111	(13)	(68)	0	0
Purchases	19,296	3,980	0	0	0	13,801	0	4,190	0	(2,675)
Sales	(5,296)	(100)	0	0	(37)	(4,923)	0	(236)	0	0
Net transfers (1)	(1,265)	(11,682)	0	506	0	9,911	0	0	0	0

Balance, end of period	$197,483	$4,410	$22,224	$478	$948	$143,986	$22	$20,372	$7,907	$(2,864)

	Three Months Ended September 30, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$180,234	$17,215	$3,131	$9	$9,997	$119,149	$18,807	$4,207	$7,719
Total gains (losses) (realized/unrealized) included in earnings	1,901	(159)	0	(9)	4	(21)	2,639	0	(553)
Net unrealized gains (losses) included in stockholders’ equity	2,505	(85)	222	0	13	4,796	(2,417)	(24)	0
Purchases	12,881	12,812	0	0	0	0	0	69	0
Sales	(12,640)	(1,133)	0	0	(318)	(4,996)	(5,722)	(335)	(136)
Net transfers (1)	(8,345)	0	0	0	(4,887)	9,292	(12,750)	0	0

Balance, end of period	$176,536	$28,650	$3,353	$0	$4,809	$128,220	$557	$3,917	$7,030

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2011
	Total level 3 assets and liabilities	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets	Other Liabilities
Balance, beginning of period	$189,046	$14,506	$25,621	$0-	$4,542	$125,685	$558	$8,309	$9,825	$0
Total gains (losses) (realized/unrealized) included in earnings	3,260	(248)	(3)	0	0	(2,870)	(28)	8,516	(1,918)	(189)
Net unrealized gains (losses) included in stockholders’ equity	5,511	(47)	726	(28)	17	4,577	67	199	0	0
Purchases	32,922	3,980	0	0	0	27,427	0	4,190	0	(2,675)
Sales	(29,414)	(2,099)	0	0	(109)	(25,790)	(574)	(842)	0	0
Net transfers (1)	(3,842)	(11,682)	(4,120)	506	(3,502)	14,957	(1)	0	0	0

Balance, end of period	$197,483	$4,410	$22,224	$478	$948	$143,986	$22	$20,372	$7,907	$(2,864)

	Nine Months Ended September 30, 2010
	Total level 3 assets	Fixed Maturity Securities					Equity Securities
		United States Government and government agencies and authorities	Foreign governments	Asset- backed	Commercial mortgage- backed	Corporate	Non- redeemable preferred stocks	Other Investments	Other Assets
Balance, beginning of period	$196,131	$0	$3,088	$9	$32,288	$136,726	$5,735	$4,275	$14,010
Total (losses) gains (realized/unrealized) included in earnings	(3,859)	(487)	1	(8)	52	(233)	2,639	4	(5,827)
Net unrealized gains (losses) included in stockholders’ equity	9,267	(19)	264	5	527	11,604	(3,350)	236	0
Purchases	44,317	32,333	0	588	0	2,658	8,116	622	0
Sales	(59,917)	(3,867)	0	0	(22,147)	(25,808)	(5,722)	(1,220)	(1,153)
Net transfers (1)	(9,403)	690	0	(594)	(5,911)	3,273	(6,861)	0	0

Balance, end of period	$176,536	$28,650	$3,353	$0	$4,809	$128,220	$557	$3,917	$7,030

(1)	Net transfers are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

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

Nine Months Ended September 30, 2011 and 2010

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended September 30, 2011 and December 31, 2010, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

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

Nine Months Ended September 30, 2011 and 2010

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

The Company carried a loan valuation allowance of $22,092 as of December 31, 2010 on one individually impaired commercial mortgage loan with a principal balance of $22,092. Due to the continued decline in the regional commercial real estate market, the value of the loan was determined to be zero at December 31, 2010. In 2011, the loan was written down and the valuation allowance was released, resulting in no impact to realized capital gains and losses on commercial mortgage loans. The fair value measurement was classified as Level 3 (unobservable) inputs in the fair value hierarchy at December 31, 2010.

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

Nine Months Ended September 30, 2011 and 2010

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

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,307,569	$1,428,100	$1,320,964	$1,400,553
Policy loans	54,565	54,565	56,142	56,142
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$793,624	$759,614	$815,769	$788,258
Funds held under reinsurance	67,696	67,696	65,894	65,894
Debt	972,249	1,032,420	972,164	992,340
Mandatorily redeemable preferred stocks	0	0	5,000	5,000
Obligations under securities agreements	96,449	96,449	122,931	122,931

Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

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

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of September 30, 2011 is as follows:

Balance as of beginning-of-year	$15,635
Provision	(2,707)
Other additions	57
Direct write-downs charged against the allowance	(1,756)

Balance as of the end-of-period	$11,229

7. Income Taxes

As of December 31, 2010, the Company had a cumulative valuation allowance of $90,738 against deferred tax assets. During the nine months ended September 30, 2011, the Company recognized a cumulative income tax benefit of $80,252 related to the release of a portion of the valuation allowance due to sufficient taxable income of the appropriate character during the period from new planning strategies. The $80,252 consists of $80,000 of capital losses and $252 of operating losses. It is management’s assessment that it is more likely than not that $10,485 of deferred tax assets will not be realized.

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

Nine Months Ended September 30, 2011 and 2010

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2011 and 2010, respectively, and $45,141 for the nine months ended September 30, 2011 and 2010, respectively. There was $7,523 of accrued interest at September 30, 2011 and 2010, respectively. The Company made interest payments of $30,094 on February 15, 2011 and 2010 and August 15, 2011 and 2010.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at September 30, 2011, due to outstanding letters of credit.

On September 21, 2011, the Company entered into a four-year unsecured $350,000 revolving credit agreement (“2011 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Bank of America, N.A. The 2011 Credit Facility replaces the Company’s prior three-year $350,000 revolving credit facility (“2009 Credit Facility”), which was entered into on December 18, 2009 and was scheduled to expire in December 2012. The 2009 Credit Facility terminated upon the effective date of the 2011 Credit Facility. The 2011 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until September 2015, provided the Company is in compliance with all covenants. The 2011 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2011 Credit Facility to $525,000 subject to certain conditions.

The Company did not use the commercial paper program during the nine months ended September 30, 2011 and 2010 and there were no amounts outstanding relating to the commercial paper program at September 30, 2011 and December 31, 2010. The Company made no borrowings using either the 2009 or the 2011 Credit Facility and no loans are outstanding at September 30, 2011. The Company had $24,296 of letters of credit outstanding under the 2011 Credit Facility as of September 30, 2011.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2011, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

9. Accumulated Other Comprehensive Income

The components of AOCI, net of tax, at September 30, 2011 are as follows:

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2010	$32,098	$413,255	$12,567	$(172,396)	$285,524
Activity in 2011	(17,278)	244,435	3,679	8,052	238,888

Balance at September 30, 2011	$14,820	$657,690	$16,246	$(164,344)	$524,412

The amounts in the unrealized gains on securities column are net of reclassification adjustments of $11,092, net of tax, for the nine months ended September 30, 2011, for net realized gains on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(973), net of tax, for the nine months ended September 30, 2011, for net realized losses on sales of securities included in net income.

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

PSU Performance Goals. For 2011 and 2010, the Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. For the 2011-2013 and 2010-2012 performance cycles, payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes.

Under the ALTEIP, the Company’s Chief Executive Officer (“CEO”) is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Restricted stock and RSUs granted under this program may have different vesting periods.

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 23,181 and 21,425 for the three months ended September 30, 2011 and 2010, respectively, and 515,746 and 549,732 for the nine months ended September 30, 2011 and 2010, respectively. The compensation expense recorded related to RSUs was $5,219 and $3,699 for the three months ended September 30, 2011 and 2010, respectively, and $14,984 and $10,091 for the nine months ended September 30, 2011 and 2010, respectively. The related total income tax benefit was $1,822 and $1,294 for the three months ended September 30, 2011 and 2010, respectively, and $5,230 and $3,532 for the nine months ended September 30, 2011 and 2010, respectively. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2011 and 2010 was $38.15 and $33.42, respectively.

As of September 30, 2011, there was $22,326 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of RSUs vested during the three months ended September 30, 2011 and 2010 was $1,842 and $323, respectively, and $16,333 and $8,343 for the nine months ended September 30, 2011 and 2010, respectively.

Performance Share Units

No PSUs were granted during the three months ended September 30, 2011 and 2010. PSUs granted to employees were 401,735 and 439,934 for the nine months ended September 30, 2011 and 2010, respectively. The compensation expense recorded related to PSUs was $3,982 and $3,206 for the three months ended September 30, 2011 and 2010, respectively, and $7,854 and $7,541 for the nine months ended September 2011 and 2010, respectively. Portions of the compensation expense recorded during 2010 and 2009 were reversed during the first quarters of 2011 and 2010, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $1,390 and $1,122 for the three months ended September 30, 2011 and 2010, respectively and $2,740 and $2,639 for the nine months ended September 30, 2011 and 2010, respectively. The weighted average grant date fair value for PSUs granted during the nine months ended September 30, 2011 and 2010 was $37.83 and $33.12, respectively.

As of September 30, 2011, there was $15,426 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.89 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2011 and 2010 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the nine months ended September 30, 2011 and 2010 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Restricted Stock

There was no restricted stock granted during the three months or nine months ended September 30, 2011 and 2010. The compensation expense recorded related to restricted stock was $65 and $317 for the three months ended September 30, 2011 and 2010, respectively, and $336 and $1,426 for the nine months ended September 30, 2011 and 2010, respectively. The related total

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

income tax benefit recognized was $23 and $111 for the three months ended September 30, 2011 and 2010, respectively, and $118 and $499 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $58 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.24 years. The total fair value of restricted stock vested was $110 and $240 during the three months ended September 30, 2011 and 2010, respectively, and $1,398 and $2,330 for the nine months ended September 30, 2011 and 2010, respectively.

Stock Appreciation Rights

There were no SARs granted during the three and nine months ended September 30, 2011 and 2010. Currently there are no plans to award SARs in the future. The compensation expense recorded related to SARs was $1,273 for the three months ended September 30, 2010, and $880 and $5,518 for the nine months ended September 30, 2011 and 2010, respectively. The related total income tax benefit was $445 for the three months ended September 30, 2010, and $308 and $1,931 for the nine months ended September 30, 2011 and 2010, respectively. As of March 31, 2011, all outstanding SARs are fully vested and expensed, so there is no expense for the three months ended September 30, 2011 and no unrecognized compensation cost related to these awards.

The total intrinsic value of SARs exercised during the three months ended September 30, 2010 was $416, and $1,174 and $1,216 for the nine months ended September 30, 2011 and 2010, respectively. There were no SARs exercised during the three months ended September 30, 2011.

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

Directors Compensation Plan

The Company’s Amended and Restated Directors Compensation Plan, as amended, permitted the issuance of up to 500,000 shares of the Company’s common stock to non-employee directors. Since May 2008, all grants awarded to directors have been awarded from the ALTEIP, discussed above. There were no common shares issued or expense recorded under the Director’s Compensation Plan for the three and nine months ended September 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $321 and $397 for the three months ended September 30, 2011 and 2010, respectively, and $985 and $1,310 for the nine months ended September 30, 2011 and 2010, respectively.

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

Nine Months Ended September 30, 2011 and 2010

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

11. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2011	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	1,695,000	$38.76	1,695,000
February	1,097,940	40.27	1,097,940
March	1,629,100	39.00	1,629,100
April	1,469,000	38.21	1,469,000
May	213,000	39.68	213,000
June	1,302,000	35.16	1,302,000
July	687,000	35.20	687,000
August	994,000	33.76	994,000
September	527,500	35.04	527,500

Total	9,614,540	$37.45	9,614,540

On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $805,587 as of that date.

During the nine months ended September 30, 2011, the Company repurchased 9,614,540 shares of the Company’s outstanding common stock at a cost of $359,835, exclusive of commissions, leaving $478,205 remaining at September 30, 2011 under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

12. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income	$75,983	$141,670	$383,584	$463,568
Deduct dividends paid	(17,178)	(17,238)	(50,858)	(52,702)

Undistributed earnings	$58,805	$124,432	$332,726	$410,866

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	95,351,601	107,806,207	98,065,082	112,137,558
Incremental common shares from :
SARs	167,924	223,192	193,330	197,191
PSUs	783,487	554,883	702,300	456,374

Weighted average shares used in diluted earnings per share calculations	96,303,012	108,584,282	98,960,712	112,791,123

Earnings per common share - Basic
Distributed earnings	$0.18	$0.16	$0.52	$0.47
Undistributed earnings	0.62	1.15	3.39	3.66

Net income	$0.80	$1.31	$3.91	$4.13

Earnings per common share - Diluted
Distributed earnings	$0.18	$0.16	$0.52	$0.47
Undistributed earnings	0.61	1.14	3.36	3.64

Net income	$0.79	$1.30	$3.88	$4.11

Average SARs totaling 1,825,748 and 2,960,688 for the three months ended September 30, 2011 and 2010, respectively, and 2,184,815 and 3,355,176 for the nine months ended September 30, 2011 and 2010, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

13. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$6,677	$7,956	$763	$741	$567	$1,328
Interest cost	8,160	8,438	1,475	1,523	833	1,353
Expected return on plan assets	(10,074)	(9,785)	0	0	(754)	(718)
Amortization of prior service cost	24	30	199	206	(238)	367
Amortization of net loss (gain)	3,026	2,702	633	751	(145)	0
Curtailment credit / special termination benefits	0	0	136	0	0	0

Net periodic benefit cost	$7,813	$9,341	$3,206	$3,221	$263	$2,330

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$22,177	$20,406	$2,213	$1,841	$2,667	$3,228
Interest cost	24,910	24,188	4,375	4,623	3,083	3,653
Expected return on plan assets	(30,624)	(28,285)	0	0	(2,204)	(1,968)
Amortization of prior service cost	74	80	499	656	512	1,117
Amortization of net loss (gain)	9,426	7,502	2,033	1,701	(145)	0
Curtailment credit / special termination benefits	0	0	386	0	0	0

Net periodic benefit cost	$25,963	$23,891	$9,506	$8,821	$3,913	$6,030

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $130,536 and $96,278 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at September 30, 2011 and December 31, 2010, respectively. This equates to an 82% and 85% funded status at September 30, 2011 and December 31, 2010, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation. During the first nine months of 2011, $40,000 in cash was contributed to the Plan. The Company is considering whether or not to make any additional contributions to the Plan over the remainder of 2011.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

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

The following tables summarize selected financial information by segment:

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$600,679	$476,712	$428,971	$270,953	$0	$1,777,315
Net investment income	98,453	25,980	11,703	32,316	3,724	172,176
Net realized gains on investments	0	0	0	0	532	532
Amortization of deferred gain on disposal of businesses	0	0	0	0	5,114	5,114
Fees and other income	70,126	21,329	8,989	6,157	(23)	106,578

Total revenues	769,258	524,021	449,663	309,426	9,347	2,061,715

Benefits, losses and expenses
Policyholder benefits	214,861	265,072	328,235	190,707	0	998,875
Amortization of deferred acquisition costs and value of business acquired	270,505	90,287	0	9,315	0	370,107
Underwriting, general and administrative expenses	229,739	104,249	111,766	88,963	27,629	562,346
Interest expense	0	0	0	0	15,078	15,078

Total benefits, losses and expenses	715,105	459,608	440,001	288,985	42,707	1,946,406

Segment income (loss) before provision (benefit) for income tax	54,153	64,413	9,662	20,441	(33,360)	115,309
Provision (benefit) for income taxes	18,830	20,759	3,899	6,826	(10,988)	39,326

Segment income (loss) after tax	$35,323	$43,654	$5,763	$13,615	$(22,372)

Net income						$75,983

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$611,264	$481,108	$467,726	$272,416	$0	$1,832,514
Net investment income	99,084	27,064	11,985	33,599	4,438	176,170
Net realized gains on investments	0	0	0	0	6,043	6,043
Amortization of deferred gain on disposal of businesses	0	0	0	0	6,024	6,024
Fees and other income	59,090	18,544	10,027	5,528	31	93,220

Total revenues	769,438	526,716	489,738	311,543	16,536	2,113,971

Benefits, losses and expenses
Policyholder benefits	223,597	165,977	334,216	189,463	0	913,253
Amortization of deferred acquisition costs and value of business acquired	276,816	90,931	714	8,389	0	376,850
Underwriting, general and administrative expenses	219,216	107,061	144,980	87,773	22,944	581,974
Interest expense	0	0	0	0	15,162	15,162

Total benefits, losses and expenses	719,629	363,969	479,910	285,625	38,106	1,887,239

Segment income (loss) before provision (benefit) for income tax	49,809	162,747	9,828	25,918	(21,570)	226,732
Provision (benefit) for income taxes	17,476	56,094	4,488	8,986	(1,982)	85,062

Segment income (loss) after tax	$32,333	$106,653	$5,340	$16,932	$(19,588)

Net income						$141,670

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,815,305	$1,409,465	$1,280,572	$802,293	$0	$5,307,635
Net investment income	295,508	78,370	34,410	97,355	12,250	517,893
Net realized gains on investments	0	0	0	0	20,355	20,355
Amortization of deferred gain on disposal of businesses	0	0	0	0	15,353	15,353
Fees and other income	196,976	56,878	26,828	19,095	260	300,037

Total revenues	2,307,789	1,544,713	1,341,810	918,743	48,218	6,161,273

Benefits, losses and expenses
Policyholder benefits	645,419	686,600	962,229	587,334	0	2,881,582
Amortization of deferred acquisition costs and value of business acquired	791,473	267,893	0	27,354	0	1,086,720
Underwriting, general and administrative expenses	700,989	305,147	348,530	260,851	70,304	1,685,821
Interest expense	0	0	0	0	45,284	45,284

Total benefits, losses and expenses	2,137,881	1,259,640	1,310,759	875,539	115,588	5,699,407

Segment income (loss) before provision (benefit) for income tax	169,908	285,073	31,051	43,204	(67,370)	461,866
Provision (benefit) for income taxes	56,875	96,156	12,904	14,571	(102,224)	78,282

Segment income after tax	$113,033	$188,917	$18,147	$28,633	$34,854

Net income						$383,584

	As of September 30, 2011
Segment assets:
Segment assets, excluding goodwill	$11,291,955	$3,397,772	$1,093,401	$2,495,356	$7,856,498	$26,134,982

Goodwill						639,018

Total assets						$26,774,000

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,886,310	$1,467,052	$1,402,873	$832,817	$0	$5,589,052
Net investment income	296,493	81,007	35,628	99,008	13,244	525,380
Net realized gains on investments	0	0	0	0	29,668	29,668
Amortization of deferred gain on disposal of businesses	0	0	0	0	18,129	18,129
Fees and other income	159,382	50,492	30,683	19,091	244	259,892

Total revenues	2,342,185	1,598,551	1,469,184	950,916	61,285	6,422,121

Benefits, losses and expenses
Policyholder benefits	680,004	503,716	980,623	584,260	(2,038)	2,746,565
Amortization of deferred acquisition costs and value of business acquired	831,945	281,993	3,364	26,849	0	1,144,151
Underwriting, general and administrative expenses	678,349	312,862	424,250	269,902	72,004	1,757,367
Interest expense	0	0	0	0	45,484	45,484

Total benefits, losses and expenses	2,190,298	1,098,571	1,408,237	881,011	115,450	5,693,567

Segment income (loss) before provision (benefit) for income tax	151,887	499,980	60,947	69,905	(54,165)	728,554
Provision (benefit) for income taxes	60,365	171,132	21,938	24,113	(12,562)	264,986

Segment income (loss) after tax	$91,522	$328,848	$39,009	$45,792	$(41,603)

Net income						$463,568

	As of December 31, 2010
Segment assets:
Segment assets, excluding goodwill	$10,916,959	$3,164,604	$1,046,662	$2,487,966	$8,161,048	$25,777,239

Goodwill						619,779

Total assets						$26,397,018

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands, except number of shares and per share amounts)

15. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institutions issuing the letter of credit if the letter of credit is drawn. The Company had $24,296 and $24,946 of letters of credit outstanding as of September 30, 2011 and December 31, 2010, respectively.

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

Nine Months Ended September 30, 2011 and 2010

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

As of September 30, 2011, the Company had not ceded any losses to Ibis Re.

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

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of September 30, 2011, compared with December 31, 2010, and our results of operations for the three and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2011 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2010 Annual Report on Form 10-K, First Quarter 2011 Form 10-Q, Second Quarter 2011 Form 10-Q, Third Quarter 2011 Form 10-Q and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

Some of the statements included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they may use words like “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described under “Critical Factors Affecting Results and Liquidity,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”), on our health and employee benefits businesses; (ii) actions by governmental agencies that could result in the reduction of the premium rates we charge; (iii) loss of significant client relationships, distribution sources and contracts; (iv) failure to attract and retain sales representatives; (v) losses due to natural and man-made catastrophes; (vi) a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry); (vii) deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill; (viii) unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation; (ix) current or new laws and regulations that could increase our costs and decrease our revenues; (x) general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates, monetary policies, unemployment and inflationary pressure); (xi) inadequacy of reserves established for future claims losses; (xii) failure to predict or manage benefits, claims and other costs; (xiii) uncertain tax positions; (xiv) fluctuations in exchange rates and other risks related to our international operations; (xv) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (xvi) diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and increases in interest rates); (xvii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xviii) inability of reinsurers to meet their obligations; (xix) credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions; (xx) failure to effectively maintain and modernize our information systems; (xxi) failure to protect client information and privacy; (xxii) failure to find and integrate suitable acquisitions and new ventures; (xxiii) inability of our subsidiaries to pay sufficient dividends; (xxiv) failure to provide for succession of senior management and key executives; and (xxv) significant competitive pressures in our businesses and (xxvi) cyclicality of the insurance industry. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A of our 2010 Annual Report on Form 10-K.

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

The following discussion relates to the three and nine months ended September 30, 2011 (“Third Quarter 2011” and “Nine Months 2011,” respectively) and the three and nine months ended September 30, 2010 (“Third Quarter 2010” and “Nine Months 2010,” respectively).

Results for Third Quarter 2011 reflect considerable storm loss activity. Consolidated net income decreased $65,687 to $75,983 in Third Quarter 2011, compared with $141,670 for Third Quarter 2010, while Nine Months 2011 net income declined to $383,584 compared with $463,568 for Nine Months 2010.

Assurant Solutions Third Quarter 2011 net income improved compared with Third Quarter 2010. This improvement was primarily due to improved underwriting experience across our international and domestic service contract businesses and strong Preneed sales. Despite a challenging global economic environment, Assurant Solutions was able to generate new domestic and international sales evidenced by growth in gross written premiums.

We anticipate modest net earned premiums and fees growth in 2012 with the international and domestic service contract businesses and Preneed being the key contributors. In addition, we will continue to build our capabilities to serve the wireless marketplace and manage our expenses for continued improvement in the international combined ratio.

At Assurant Specialty Property, Third Quarter 2011 results reflect the adverse impact of reportable catastrophe losses. During the quarter, we helped our customers affected by these catastrophes, and we continue to assist them as they rebuild and repair their homes. We believe that our alignment with market leaders, combined with the investments we have made in our sophisticated tracking system, which ensures homeowner properties are covered for damage, helps us respond quickly when portfolios move between mortgage servicers. Because of this, a new client mortgage loan portfolio acquired during the second quarter was successfully implemented earlier than we had previously anticipated, allowing us to begin generating premiums starting in the fourth quarter of 2011. We believe we are well positioned for the movement of mortgage loan portfolios which we expect will continue in 2012.

The second quarter 2011 acquisition of SureDeposit, the market leader in rental security deposit alternatives, expands our multifamily housing product offerings. This acquisition was accretive during Third Quarter 2011, and we anticipate this business will increase during 2012.

Assurant Health Third Quarter 2011 results reflect progress as we continue to adapt to the Affordable Care Act. We believe that both consumers and distribution partners are recognizing the value of our Health Access and supplemental product offerings, which are designed to address affordability needs of consumers. Sales of these products continued to show improvement during Third Quarter 2011. In addition, we significantly reduced expenses during 2011.

The Affordable Care Act will continue to affect reported results in future years. However, we remain focused on generating sales and achieving further expense efficiencies. We believe that providing a better customer experience and a simplified business model will help us achieve these goals.

At Assurant Employee Benefits, Third Quarter 2011 results continued to be challenged by a high level of unemployment in the United States. The decrease in net income was primarily attributed to less favorable disability experience compared to Third

Quarter 2010 and the lowering of the reserve discount rate earlier this year. This was partially offset by improved life and dental experience.

We believe our strategic focus on distribution through key brokers and our expanded product offerings continued to improve sales of voluntary products. During Third Quarter 2011, more than 50% of new sales at Assurant Employee Benefits came from supplemental and voluntary products.

During Third Quarter 2011, we repurchased 2,208,500 shares of our stock and paid a quarterly dividend of $0.18 per share. We expect to continue repurchasing shares of our common stock during the remainder of 2011, subject to market conditions and applicable legal and regulatory constraints, and to take dividends from our operating entities equal to their earnings.

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

For the nine months ended September 30, 2011, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $504,623; net cash used in investing activities totaled $145,459 and net cash used in financing activities totaled $450,157. We had $1,059,523 in cash and cash equivalents as of September 30, 2011. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2010 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Nine Months 2011.

The Affordable Care Act was signed into law in March 2010. One provision of the Affordable Care Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, rebates are payable to the policyholders by August 1 of the subsequent year.

The Assurant Health loss ratio reported on page 51 (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR rules (“MLR loss ratio”) specified under the Affordable Care Act. The more noteworthy differences include the fact that the MLR loss ratio is calculated separately by state and legal entity; the MLR loss ratio calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR loss ratio calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR loss ratio includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR loss ratio calculation; and the MLR rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated its Third Quarter 2011 impact of this regulation and recorded a premium rebate accrual of $9,250 and $48,429 for the three and nine months ended September 30, 2011, respectively. The accruals were based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010. The MLR rebate accrual was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

We have estimated the 2011 full-year premium rebate accrual to be in a range of $60,000 and $65,000; however, emerging regulations and interpretations from HHS could cause the actual rebate (and the provisions we establish during the balance of the year) to differ. We will not know the actual rebate amount with certainty until mid-2012; it will be based on actual premium and claim experience for all of 2011. The estimated liability may also need to be adjusted for any further regulatory clarifications or transition relief granted for states in which we do business. The rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$1,777,315	$1,832,514	$5,307,635	$5,589,052
Net investment income	172,176	176,170	517,893	525,380
Net realized gains on investments	532	6,043	20,355	29,668
Amortization of deferred gain on disposal of businesses	5,114	6,024	15,353	18,129
Fees and other income	106,578	93,220	300,037	259,892

Total revenues	2,061,715	2,113,971	6,161,273	6,422,121

Benefits, losses and expenses:
Policyholder benefits	998,875	913,253	2,881,582	2,746,565
Selling, underwriting and general expenses (1)	932,453	958,824	2,772,541	2,901,518
Interest expense	15,078	15,162	45,284	45,484

Total benefits, losses and expenses	1,946,406	1,887,239	5,699,407	5,693,567

Income before provision for income taxes	115,309	226,732	461,866	728,554
Provision for income taxes	39,326	85,062	78,282	264,986

Net income	$75,983	$141,670	$383,584	$463,568

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Third Quarter 2011 and Nine Months 2011, and Third Quarter 2010 and Nine Months 2010. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010.

Net Income

The Company reported net income of $75,983 in Third Quarter 2011, a decrease of $65,687 or 46%, compared with $141,670 of net income for Third Quarter 2010. The decrease was primarily due to reportable catastrophe losses of $52,323 (after-tax) and increased frequency of non-catastrophe weather related losses during Third Quarter 2011 in our Assurant Specialty Property segment.

For The Nine Months Ended September 30, 2011 Compared to The Nine Months Ended September 30, 2010.

Net Income

Net income decreased $79,984, or 17%, to $383,584 for Nine Months 2011 from $463,568 for Nine Months 2010. The decrease was primarily due to an increase in reportable catastrophe losses of $97,484 (after-tax) and increased frequency of non-catastrophe weather related losses in our Assurant Specialty Property segment. In addition, our Assurant Health and Assurant Employee Benefits segments experienced lower underwriting results compared with the same period last year. These decreases were partially offset by improved international underwriting results in our Assurant Solutions segment and an $80,000 release of a capital loss valuation allowance related to deferred tax assets.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$600,679	$611,264	$1,815,305	$1,886,310
Net investment income	98,453	99,084	295,508	296,493
Fees and other income	70,126	59,090	196,976	159,382

Total revenues	769,258	769,438	2,307,789	2,342,185

Benefits, losses and expenses:
Policyholder benefits	214,861	223,597	645,419	680,004
Selling, underwriting and general expenses	500,244	496,032	1,492,462	1,510,294

Total benefits, losses and expenses	715,105	719,629	2,137,881	2,190,298

Segment income before provision for income taxes	54,153	49,809	169,908	151,887
Provision for income taxes	18,830	17,476	56,875	60,365

Segment net income	$35,323	$32,333	$113,033	$91,522

Net earned premiums and other considerations:
Domestic:
Credit	$42,438	$46,791	$129,926	$145,062
Service contracts	284,786	313,861	884,268	989,000
Other (1)	13,644	11,677	38,701	36,612

Total domestic	340,868	372,329	1,052,895	1,170,674

International:
Credit	102,417	87,901	294,352	258,000
Service contracts	126,833	116,049	371,115	342,513
Other (1)	5,827	4,217	17,549	13,584

Total international	235,077	208,167	683,016	614,097

Preneed	24,734	30,768	79,394	101,539

Total	$600,679	$611,264	$1,815,305	$1,886,310

Fees and other income:
Domestic:
Debt protection	$7,554	$7,541	$22,003	$25,611
Service contracts	31,296	29,216	91,349	79,881
Other (1)	515	2,127	2,838	6,790

Total domestic	39,365	38,884	116,190	112,282

International	9,947	7,561	24,286	20,876
Preneed	20,814	12,645	56,500	26,224

Total	$70,126	$59,090	$196,976	$159,382

Gross written premiums (2):
Domestic:
Credit	$102,820	$109,389	$294,506	$320,518
Service contracts	355,003	272,044	1,069,836	841,199
Other (1)	23,643	17,014	63,046	47,225

Total domestic	481,466	398,447	1,427,388	1,208,942

International:
Credit	255,324	238,510	756,579	725,390
Service contracts	161,567	129,984	423,800	361,392
Other (1)	10,468	5,159	33,491	16,705

Total international	427,359	373,653	1,213,870	1,103,487

Total	$908,825	$772,100	$2,641,258	$2,312,429

Preneed (face sales)	$195,223	$211,834	$567,106	$579,589

Combined ratios (3):
Domestic	99.4%	99.8%	97.3%	97.9%
International	101.5%	104.1%	103.5%	106.3%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010.

Net Income

Segment net income increased $2,990, or 9%, to $35,323 for Third Quarter 2011 from $32,333 for Third Quarter 2010. The increase was primarily attributable to improved underwriting experience across our international and domestic service contract businesses, partially offset by reduced earnings from certain domestic blocks of business that are in run-off.

Total Revenues

Total revenues were essentially flat at $769,258 for Third Quarter 2011 compared with $769,438 for Third Quarter 2010. Net earned premiums declined $10,585, primarily attributable to the continued run-off of certain domestic service contract business from former clients that are no longer in business (mainly Circuit City) and the continued run-off of our domestic credit insurance business. We anticipate full year 2011 net earned premiums to decline approximately $170,000 from these two sources compared with 2010. Partially offsetting these decreases were new domestic service contract business growth and increases in both our international credit and service contracts businesses, which also benefited from the favorable impact of foreign exchange rates. Fees and other income increased $11,036 primarily as a result of growth in our preneed business.

Gross written premiums increased $136,725, or 18%, to $908,825 for Third Quarter 2011 from $772,100 for Third Quarter 2010. Gross written premiums from our domestic service contract business increased $82,959 primarily due to the addition of a large new client in 2010 and organic growth in our automobile vehicle service contract sales. Our international service contract business increased $31,583 and our international credit business increased $16,814, primarily due to growth from new and existing clients, mostly in Latin America, and the favorable impact of foreign exchange rates. Partially offsetting these increases was a $6,569 decrease in our domestic credit insurance business, due to the continued run-off of this product line.

Preneed face sales decreased $16,611, to $195,223 for Third Quarter 2011, from $211,834 for Third Quarter 2010. This decrease was primarily attributable to increased consumer buying in 2010 in advance of a consumer tax rate change that took effect July 1, 2010 in certain Canadian provinces. This was partially offset by domestic growth from our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014. Third Quarter 2011 face sales also benefited from recent acquisitions made by SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $4,524, or less than 1%, to $715,105 for Third Quarter 2011 from $719,629 for Third Quarter 2010. Policyholder benefits decreased $8,736 primarily due to improved loss experience across our international and domestic service contract businesses and a decrease associated with certain domestic lines of business that are in run-off. Selling, underwriting and general expenses increased $4,212. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $2,736 due to lower earnings in our domestic service contract business, partially offset by increased commissions in our international business resulting from growth of the business coupled with the unfavorable impact of foreign exchange rates. General expenses increased $6,948 due primarily to higher expenses associated with the growth of our international and domestic service contract businesses, partially offset by expense management efforts in domestic lines of business that are in run-off.

For The Nine Months Ended September 30, 2011 Compared to The Nine Months Ended September 30, 2010.

Net Income

Segment net income increased $21,511, or 24%, to $113,033 for Nine Months 2011 from $91,522 for Nine Months 2010. The increase was partially attributable to improved underwriting experience across our international and domestic service contract businesses and favorable preneed results. Preneed results increased primarily due to the relative change in the value of our consumer price index caps (“CPI Caps”) (derivative instruments that protect against inflation risk in our preneed products) and increased net investment income from higher invested assets. In addition, Nine Months 2010 included a $2,800 tax valuation allowance increase against deferred tax assets related to our European business restructuring. These items were partially offset by reduced earnings from certain domestic blocks of business that are in run-off.

Total Revenues

Total revenues decreased $34,396, or 1%, to $2,307,789 for Nine Months 2011 from $2,342,185 for Nine Months 2010. The decrease was mainly the result of lower net earned premiums of $71,005, which is primarily attributable to the continued run-off of certain domestic service contract business from former clients that are no longer in business (mainly Circuit City) and the continued run-off of our domestic credit insurance business. Net earned premiums for full year 2011 are expected to decline approximately $170,000 from these two sources compared with 2010. Partially offsetting these decreases was new domestic service contract business growth and increases in both our international credit and service contract businesses, which also benefited from the favorable impact of foreign exchange rates. Fees and other income increased $37,594 as a result of increases in our preneed business and the relative change in the value of our CPI Caps.

Gross written premiums increased $328,829, or 14%, to $2,641,258 for Nine Months 2011 from $2,312,429 for Nine Months 2010. Gross written premiums from our domestic service contract business increased $228,637 primarily due to the 2010 addition of a large new client and an increase in automobile vehicle service contract sales. Our international service contract business increased $62,408 and our international credit business increased $31,189, primarily due to growth from new and existing clients, mostly in Latin America, and the favorable impact of foreign exchange rates. Partially offsetting these increases was a $26,012 decrease in our domestic credit insurance business, due to the continued run-off of this product line.

Preneed face sales decreased $12,483, to $567,106 for Nine Months 2011 from $579,589 for Nine Months 2010. This decrease was primarily attributable to increased consumer buying in 2010 in advance of a consumer tax rate change that took effect July 1, 2010 in certain Canadian provinces. This was partially offset by domestic growth from our exclusive distribution partnership with SCI, the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014. Nine Months 2011 face sales also benefited from recent acquisitions made by SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $52,417, or 2%, to $2,137,881 for Nine Months 2011 from $2,190,298 for Nine Months 2010. Policyholder benefits decreased $34,585 primarily due to improved loss experience across our international and domestic service contract businesses and a decrease associated with certain domestic lines of business that are in run-off. Selling, underwriting and general expenses decreased $17,832. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $28,068 due to lower earnings in our domestic service contract business, partially offset by increased commissions in our international business resulting from growth of the business coupled with the unfavorable impact of foreign exchange rates. General expenses increased $10,236 due primarily to higher expenses associated with the growth of our international and domestic service contract businesses, partially offset by expense management efforts in domestic lines of business that are in run-off.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$476,712	$481,108	$1,409,465	$1,467,052
Net investment income	25,980	27,064	78,370	81,007
Fees and other income	21,329	18,544	56,878	50,492

Total revenues	524,021	526,716	1,544,713	1,598,551

Benefits, losses and expenses:
Policyholder benefits	265,072	165,977	686,600	503,716
Selling, underwriting and general expenses	194,536	197,992	573,040	594,855

Total benefits, losses and expenses	459,608	363,969	1,259,640	1,098,571

Segment income before provision for income taxes	64,413	162,747	285,073	499,980
Provision for income taxes	20,759	56,094	96,156	171,132

Segment net income	$43,654	$106,653	$188,917	$328,848

Net earned premiums and other considerations:
By major product groupings
Homeowners (lender placed and voluntary)	$317,796	$330,375	$940,578	$1,010,519
Manufactured housing (lender placed and voluntary)	52,796	54,120	163,318	165,306
Other (1)	106,120	96,613	305,569	291,227

Total	$476,712	$481,108	$1,409,465	$1,467,052

Ratios:
Loss ratio (2)	55.6%	34.5%	48.7%	34.3%
Expense ratio (3)	39.1%	39.6%	39.1%	39.2%
Combined ratio (4)	92.3%	72.8%	85.9%	72.4%

(1)	This primarily includes flood, miscellaneous specialty property and multifamily housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010.

Net Income

Segment net income decreased $62,999, or 59%, to $43,654 for Third Quarter 2011 from $106,653 for Third Quarter 2010. The decline is primarily due to reportable catastrophe losses of $52,323 (after-tax) and increased frequency of non-catastrophe weather related losses during Third Quarter 2011. There were no reportable catastrophes in Third Quarter 2010. Reportable loss events for Third Quarter 2011 included Hurricane Irene, Tropical Storm Lee and the wildfires in Texas. The principal causes of loss for these events were wind and water damage, followed by flood. Reportable catastrophe losses includes only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.

Total Revenues

Total revenues decreased $2,695, or less than 1%, to $524,021 for Third Quarter 2011 from $526,716 for Third Quarter 2010. Growth in lender-placed homeowners and multifamily housing products gross earned premiums were more than offset by increased ceded lender-placed homeowners’ premiums and $2,258 of increased catastrophe reinsurance premiums. Growth in lender-placed homeowners gross earned premiums is primarily due to clients added in 2010 and client loan portfolio acquisitions.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $95,639, or 26%, to $459,608 for Third Quarter 2011 from $363,969 for Third Quarter 2010. The loss ratio increased 2,110 basis points primarily attributable to $80,497 of reportable catastrophe losses in Third Quarter 2011. There were no reportable catastrophe losses in Third Quarter 2010. Assurant Specialty Property defines a reportable catastrophe loss as an Insurance Services Office designated event that results in a loss greater than $5,000. Commissions, taxes, licenses, and fees decreased $8,462 primarily due to client contract changes which resulted in lower commission expense. General expenses increased $5,005 primarily due to increased employee related expenses and increased intangible asset amortization related to the SureDeposit acquisition during the second quarter of 2011.

For The Nine Months Ended September 30, 2011 Compared to The Nine Months Ended September 30, 2010.

Net Income

Segment net income decreased $139,931, or 43%, to $188,917 for Nine Months 2011 from $328,848 for Nine Months 2010. The decline is primarily due to an increase in reportable catastrophe losses of $97,484 (after-tax) in Nine Months 2011. In addition, Nine Months 2010 net income included a $7,629 (after-tax) favorable adjustment from an unearned premium reserve review. Increased frequency of non-catastrophe weather related losses during Nine Months 2011 compared with Nine Months 2010 also contributed to the decline.

Total Revenues

Total revenues decreased $53,838, or 3%, to $1,544,713 for Nine Months 2011 from $1,598,551 for Nine Months 2010. Growth in lender-placed homeowners and multifamily housing products gross earned premiums were more than offset by increased ceded lender-placed homeowners’ premiums and $16,525 of increased catastrophe reinsurance premiums. In addition, Nine Months 2010 net earned premiums included a $13,595 favorable adjustment from an unearned premium reserve review.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $161,069, or 15%, to $1,259,640 for Nine Months 2011 from $1,098,571 for Nine Months 2010. The loss ratio increased 1,440 basis points attributable to $157,645 of reportable catastrophe losses in Nine Months 2011 compared to $7,670 of reportable catastrophe losses in Nine Months 2010. Commissions, taxes, licenses, and fees decreased $33,221 primarily due to client contract changes which resulted in lower commission expense. General expenses increased $11,405 primarily due to intangible asset amortization related to the SureDeposit acquisition, and increased employee related expenses.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011*	2010	2011*	2010
Revenues:
Net earned premiums and other considerations	$428,971	$467,726	$1,280,572	$1,402,873
Net investment income	11,703	11,985	34,410	35,628
Fees and other income	8,989	10,027	26,828	30,683

Total revenues	449,663	489,738	1,341,810	1,469,184

Benefits, losses and expenses:
Policyholder benefits	328,235	334,216	962,229	980,623
Selling, underwriting and general expenses	111,766	145,694	348,530	427,614

Total benefits, losses and expenses	440,001	479,910	1,310,759	1,408,237

Segment income before provision for income taxes	9,662	9,828	31,051	60,947
Provision for income taxes	3,899	4,488	12,904	21,938

Segment net income	$5,763	$5,340	$18,147	$39,009

Net earned premiums and other considerations:
Individual markets:
Individual markets	$320,460	$346,002	$971,463	$1,035,416
Group markets	117,761	121,724	357,538	367,457

Gross earned premiums	438,221	467,726	1,329,001	1,402,873
Premium rebates (4)	(9,250)	—	(48,429)	—

Total	$428,971	$467,726	$1,280,572	$1,402,873

Covered lives by product line (5):
Individual markets			590	608
Group markets			132	113

Total			722	721

Ratios:
Loss ratio (1)	76.5%	71.5%	75.1%	69.9%
Expense ratio (2)	25.5%	30.5%	26.6%	29.8%
Combined ratio (3)	100.5%	100.5%	100.3%	98.2%

*	2011 period results are not fully comparable to prior periods due to regulatory changes associated with the Affordable Care Act.
(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	As of January 1, 2011, the Company began accruing premium rebates to comply with the minimum medical loss ratio requirement under the Affordable Care Act
(5)	As of January 1, 2011, covered lives consist of all policies, including supplemental coverages and self-funded group products, purchased by policyholders. Prior periods consisted only of medical policies.

The Affordable Care Act

Some provisions of the Affordable Care Act took effect in the past year, and other provisions will become effective at various dates over the next several years. In November 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act. HHS has issued additional technical corrections and Q&As since then. As of this filing, final regulations have not yet been issued under many Affordable Care Act provisions. As a result, the impact of the Affordable Care Act is clearer but not yet fully known. Management continues to modify its business model to adapt to these new regulations and will continue to monitor HHS and state regulatory activity for clarification and additional regulations. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors—Risks related to our industry—Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations” in our 2010 Annual Report on Form 10-K.

For the Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010.

Net Income

Segment results increased slightly to $5,763 for Third Quarter 2011 from $5,340 for Third Quarter 2010. The increase was primarily attributable to reduced expenses associated with organizational and operational expense reduction initiatives and lower commissions due to agent compensation changes. Partially offsetting these expense reductions were accrued premium rebates of $6,013 (after-tax) associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business, lower sales of new policies and a high effective tax rate. Third Quarter 2010 results included a $4,969 (after-tax) restructuring charge.

Total Revenues

Total revenues decreased $40,075, or 8%, to $449,663 for Third Quarter 2011 from $489,738 for Third Quarter 2010. Net earned premiums and other considerations before premium rebates from our individual markets business decreased $25,542, or 7%, due to a decline in traditional individual medical product sales, caused by the transition to supplemental and affordable choice products and changes to agent commissions, resulting from the Affordable Care Act. These decreases were partially offset by premium rate increases. Net earned premiums and other considerations before premium rebates from our small employer group business decreased $3,964, or 3%, due to a continued high level of policy lapses, partially offset by premium rate increases. Third Quarter 2011 included a premium rebate accrual of $9,250 associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. There was no premium rebate accrual in Third Quarter 2010 as the MLR requirement was not yet in effect.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $39,909, or 8%, to $440,001 for Third Quarter 2011 from $479,910 for Third Quarter 2010. Policyholder benefits decreased $5,981, or 2%; however, the benefit loss ratio increased to 76.5% from 71.5%. The decrease in policyholder benefits was primarily attributable to a decline in business volume. The increase in the benefit loss ratio was attributable to the inclusion of premium rebates in net earned premiums and other considerations, and a disproportionate decline in benefits in relation to the decrease in net earned premiums and other considerations. Selling, underwriting and general expenses decreased $33,928, or 23%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commissions due to agent compensation changes and lower sales of new policies.

For the Nine Months Ended September 30, 2011 Compared to The Nine Months Ended September 30, 2010.

Net Income

Segment results decreased $20,862 to $18,147 for Nine Months 2011 from $39,009 for Nine Months 2010. The decrease was partly attributable to accrued premium rebates of $31,479 (after-tax) associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. Nine Months 2010 results included a $17,421 (after-tax) benefit from a reserve release related to a legal settlement. These items were partially offset by a $4,780 (after-tax) reimbursement from a pharmacy services provider related to 2009 and 2010 activity, reduced expenses associated with organizational and operational expense initiatives, and lower commissions due to agent compensation changes and lower sales of new policies. Nine Months 2010 results also included a $4,969 (after-tax) restructuring charge.

Total Revenues

Total revenues decreased $127,374, or 9%, to $1,341,810 for Nine Months 2011 from $1,469,184 for Nine Months 2010. Net earned premiums and other considerations before premium rebates from our individual markets business decreased $63,952, or 6%, due to a decline in traditional individual medical product sales, caused by the transition to supplemental and affordable choice products and changes in agent commissions, resulting from the Affordable Care Act. These decreases were partially offset by premium rate increases. Net earned premiums and other considerations before premium rebates from our small employer group business decreased $9,919, or 3%, due to a continued high level of policy lapses, partially offset by premium rate increases. Nine Months 2011 included a premium rebate accrual of $48,429 associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. There was no premium rebate accrual in Nine Months 2010 as the MLR requirement was not yet in effect.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $97,478, or 7%, to $1,310,759 for Nine Months 2011 from $1,408,237 for Nine Months 2010. Policyholder benefits decreased $18,394, or 2%, however, the benefit loss ratio increased to 75.1% from 69.9%. The decrease in policyholder benefits was primarily attributable to a decline in business volume, partially offset by a $26,802 benefit from a reserve release related to a legal settlement in Nine Months 2010. The increase in the benefit loss ratio was primarily attributable to the inclusion of premium rebates in net earned premiums and other considerations, and a disproportionate decline in benefits in relation to the decrease in net earned premiums and other considerations. Selling, underwriting and general expenses decreased $79,084, or 18%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commissions due to agent compensation changes and lower sales of new policies.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Net earned premiums and other considerations	$270,953	$272,416	$802,293	$832,817
Net investment income	32,316	33,599	97,355	99,008
Fees and other income	6,157	5,528	19,095	19,091

Total revenues	309,426	311,543	918,743	950,916

Benefits, losses and expenses:
Policyholder benefits	190,707	189,463	587,334	584,260
Selling, underwriting and general expenses	98,278	96,162	288,205	296,751

Total benefits, losses and expenses	288,985	285,625	875,539	881,011

Segment income before provision for income taxes	20,441	25,918	43,204	69,905
Provision for income taxes	6,826	8,986	14,571	24,113

Segment net income	$13,615	$16,932	$28,633	$45,792

Net earned premiums and other considerations:
By major product grouping:
Group dental	$104,045	$103,786	$313,936	$316,145
Group disability single premiums for closed blocks (3)	4,936	—	4,936	—
All other group disability	112,534	120,562	336,962	372,369
Group life	49,438	48,068	146,459	144,303

Total	$270,953	$272,416	$802,293	$832,817

Ratios:
Loss ratio (1)	70.4%	69.5%	73.2%	70.2%
Expense ratio (2)	35.5%	34.6%	35.1%	34.8%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of reserves.

For The Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010.

Net Income

Segment net income decreased 19.6% to $13,615 for Third Quarter 2011 from $16,932 for Third Quarter 2010. This decrease was primarily attributable to less favorable disability experience, partially offset by improved life and dental experience. Third Quarter 2011 results include a previously disclosed decrease in the reserve discount rate primarily for new long-term disability claims.

Total Revenues

Total revenues decreased to $309,426 for Third Quarter 2011 from $311,543 for Third Quarter 2010. Excluding single premiums for closed blocks, net earned premiums and other considerations decreased $6,399. The decrease in net earned premiums and other considerations was primarily due to pricing actions on a block of previously assumed disability business. Premium growth in voluntary and supplemental products partially offset the decline. Net investment income decreased $1,283 primarily driven by lower investment yields partially offset by real estate joint venture partnership investment income. Third Quarter 2010 did not have any investment income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 1% to $288,985 for Third Quarter 2011 from $285,625 for Third Quarter 2010. The loss ratio increased to 70.4% from 69.5%, primarily driven by less favorable disability experience. The expense ratio increased to 35.5% from 34.6% primarily as a result of increased investment in business growth initiatives.

For The Nine Months Ended September 30, 2011 Compared to The Nine Months Ended September 30, 2010.

Net Income

Segment net income decreased 37.5% to $28,633 for Nine Months 2011 from $45,792 for Nine Months 2010. The decrease in net income was primarily attributable to less favorable disability and life experience, partially offset by improved dental experience. Nine Months 2011 results include a previously disclosed decrease in the reserve discount rate primarily for new long-term disability claims.

Total Revenues

Total revenues decreased 3.4% to $918,743 for Nine Months Ended 2011 from $950,916 for Nine Months Ended 2010. Excluding single premiums for closed blocks, net earned premiums and other considerations decreased $35,460. The decrease in net earned premiums and other considerations was primarily due to pricing actions on a block of previously assumed disability business and lower prior year sales. Net investment income decreased $1,653 primarily driven by lower investment yields partially offset by real estate joint venture partnership investment income. Nine Months 2010 did not have any investment income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased less than 1% to $875,539 for Nine Months Ended 2011 from $881,011 for Nine Months Ended 2010. The loss ratio increased to 73.2% from 70.2%, primarily driven by less favorable disability and life experience. Excluding $6,690 of restructuring costs in Nine Months Ended 2010, the expense ratio increased to 35.1% from 34.0% primarily as a result of increased investment in business growth initiatives as well as decreased net earned premiums.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Net investment income	$3,724	$4,438	$12,250	$13,244
Net realized gains on investments	532	6,043	20,355	29,668
Amortization of deferred gain on disposal of business	5,114	6,024	15,353	18,129
Fees and other income	(23)	31	260	244

Total revenues	9,347	16,536	48,218	61,285

Benefits, losses and expenses:
Policyholder benefits	—	—	—	(2,038)
Selling, underwriting and general expenses	27,629	22,944	70,304	72,004
Interest expense	15,078	15,162	45,284	45,484

Total benefits, losses and expenses	42,707	38,106	115,588	115,450

Segment loss before benefit for income taxes	(33,360)	(21,570)	(67,370)	(54,165)
Benefit for income taxes	(10,988)	(1,982)	(102,224)	(12,562)

Segment net (loss) income	$(22,372)	$(19,588)	$34,854	$(41,603)

For The Three Months Ended September 30, 2011 Compared to The Three Months Ended September 30, 2010.

Net Loss

Segment net loss increased $2,784, or 14%, to $(22,372) for Third Quarter 2011 compared with $(19,588) for Third Quarter 2010. The increase is primarily attributable to lower net realized gains on investments of $3,582 (after-tax).

Total Revenues

Total revenues decreased $7,189, or 43%, to $9,347 for Third Quarter 2011 compared with $16,536 for Third Quarter 2010. This decrease in revenues was primarily the result of decreased net realized gains on investments of $5,511 and lower net investment income due to diminished investment yields.

Total Benefits, Losses and Expenses

Total expenses increased $4,601, or 12%, to $42,707 for Third Quarter 2011 compared with $38,106 for Third Quarter 2010. This increase is mainly due to increased pension related costs and the write-off of unamortized costs associated with a new revolving credit agreement. Please see “Liquidity and Capital Resources—Commercial Paper Program” contained elsewhere in this report.

For The Nine Months Ended September 30, 2011 Compared to The Nine Months Ended September 30, 2010.

Net Income (Loss)

Segment results improved $76,457 to $34,854 for Nine Months 2011 compared with $(41,603) for Nine Months 2010. Results increased mainly due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets.

Total Revenues

Total revenues decreased $13,067, or 21%, to $48,218 for Nine Months 2011 compared with $61,285 for Nine Months 2010.

The decrease in revenues is mainly due to a $9,313 and $2,776 decline in net realized gains on investments and amortization of deferred gain on disposal of business, respectively.

Total Benefits, Losses and Expenses

Total expenses remained relatively flat at $115,588 in Nine Months 2011 compared with $115,450 in Nine Months 2010. Restructuring charges of $4,537 included in Nine Months 2010 did not recur in Nine Months 2011; however, Nine Months 2011 includes increased pension related costs and the write-off of unamortized costs associated with a new revolving credit agreement.

Investments

The Company had total investments of $13,936,293 and $13,519,848 as of September 30, 2011 and December 31, 2010, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2011		December 31, 2010
Aaa / Aa / A	$6,578,350	60.0%	$6,488,208	61.2%
Baa	3,516,885	32.0%	3,227,216	30.4%
Ba	628,088	5.7%	618,465	5.8%
B and lower	255,579	2.3%	278,663	2.6%

Total	$10,978,902	100.0%	$10,612,552	100.0%

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturity securities	$139,846	$143,412	$424,865	$429,949
Equity securities	7,356	8,350	23,319	25,901
Commercial mortgage loans on real estate	20,271	21,381	60,829	64,990
Policy loans	843	886	2,319	2,340
Short-term investments	1,326	1,614	4,259	3,812
Other investments	6,501	5,254	15,178	13,778
Cash and cash equivalents	1,891	1,502	5,334	3,898

Total investment income	178,034	182,399	536,103	544,668
Investment expenses	(5,858)	(6,229)	(18,210)	(19,288)

Net investment income	$172,176	$176,170	$517,893	$525,380

Net investment income decreased $3,994, or 2.3%, to $172,176 for Third Quarter 2011 from $176,170 for Third Quarter 2010 and decreased $7,487, or 1.4%, to $517,893 for Nine Months 2011 from $525,380 for Nine Months 2010. The decrease for both periods was primarily due to lower investment yields in 2011.

As of September 30, 2011, the Company owned $221,365 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $197,386 of municipal securities, whose credit rating was A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At September 30, 2011, approximately 2.4% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.8% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 19.5% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of September 30, 2011 and December 31, 2010, our collateral held under securities lending, of which its use is unrestricted, was $96,080 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $96,449 and $122,931, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of September 30, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counter-party-exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company has engaged in transactions in which securities issued by the U.S. government and government agencies and authorities are purchased under agreements to resell (“reverse repurchase agreements”). However as of September 30, 2011, the Company has no open transactions. The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged to selected broker/dealers in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, we had $14,370 of cash pledged under securities loan agreements which is included in the consolidated balance sheets under the collateral held/pledged under securities agreements.

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

Cash payments for the collateral pledged, subsequent cash adjustments to receivables under securities loan agreements and obligations to return borrowed securities, and the return of the cash collateral from the secured parties are regarded by the Company as cash flows from financing activities, since the cash payments and receipts relate to borrowing of securities under a financing arrangement.

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On October 27, 2011,

Standard and Poor’s (“S&P”) revised the outlook on Assurant, Inc.’s counterparty credit rating and the financial strength ratings of Assurant’s primary property and casualty ratings to positive from stable. In addition, S&P downgraded the financial strength ratings of Assurant’s primary health subsidiaries from BBB+ to BBB and revised the outlook on these entities to stable from negative. On March 1, 2011, Moody’s Investor Services (“Moody’s”) affirmed Assurant, Inc.’s Senior Debt rating of Baa2 but changed the outlook on this rating to negative from stable. In addition, Moody’s affirmed the financial strength ratings of Assurant’s primary life and health insurance subsidiaries at A3 but changed the outlook on such ratings to negative from stable. For further information on our ratings and the risks of ratings downgrades, see Item 1—“Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2010 Annual Report on Form 10-K. For 2011, the maximum amount of distributions our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $614,362. During Nine Months 2011, we have taken cash dividends, net of infusions, of $254,881 from our operating companies. We anticipate that we will be able to take dividends in 2011 of amounts equal to operating company earnings.

Liquidity

As of September 30, 2011, we had approximately $638,099 in holding company capital. The Company uses the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $842,271, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $638,099 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital made to the holding Company from its operating companies were $259,881 and $886,200 for Nine Months 2011 and the year ended December 31, 2010, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $410,885 and $602,568 during Nine Months 2011 and the year ended December 31, 2010, respectively. During Second Quarter 2011 we acquired SureDeposit for $45,080. See Note 4 to the Notes to Consolidated Financial Statements for more information on the SureDeposit acquisition.

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

We paid dividends of $0.18 per common share on September 13, 2011 to stockholders of record as of August 29, 2011, $0.18 per common share on June 7, 2011 to stockholders of record as of May 23, 2011, and $0.16 per common share on March 14, 2011 to stockholders of record as of February 28, 2011. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On January 18, 2011, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $805,587 at that date. During the nine months ended September 30, 2011, we repurchased 9,614,540 shares of our outstanding common stock at a cost of $359,835, exclusive of commissions. As of September 30, 2011, $478,205 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $130,536 and $96,278 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at September 30, 2011 and December 31, 2010, respectively. This equates to an 82% and 85% funded status at September 30, 2011 and December 31, 2010, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2011, we contributed $40,000 in cash to the Plan. The Company is considering whether or not to make any additional contributions to the Plan over the remainder of 2011.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at September 30, 2011, due to outstanding letters of credit.

On September 21, 2011, we entered into a four-year unsecured $350,000 revolving credit agreement (“2011 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Bank of America, N.A. The 2011 Credit Facility replaces the Company’s prior three-year $350,000 revolving credit facility (“2009 Credit Facility”), which was entered into on December 18, 2009 and was scheduled to expire in December 2012. The 2009 Credit Facility terminated upon the effective date of the 2011 Credit Facility. Due to the termination, the Company wrote off $1,407 of unamortized upfront arrangement fees. The 2011 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until September 2015, provided we are in compliance with all covenants. The 2011 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2011 Credit Facility to $525,000 subject to certain conditions. In addition to more favorable terms, the Company expects annual savings of approximately $1,400 from the 2011 Credit Facility compared with the 2009 Credit Facility.

We did not use the commercial paper program during the nine months ended September 30, 2011 or 2010, and there were no amounts outstanding relating to the commercial paper program at September 30, 2011 and December 31, 2010. We made no borrowings using either the 2009 or 2011 Credit Facility and no loans are outstanding at September 30, 2011. We had $24,296 of letters of credit outstanding under the 2011 Credit Facility as of September 30, 2011.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2011, we were in compliance with all covenants, minimum ratios, and thresholds.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2011 and 2010, respectively, and $45,141 for the nine months ended September 30, 2011 and 2010, respectively. There was $7,523 of accrued interest at September 30, 2011 and 2010, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

In management’s opinion, dividends from our subsidiaries’ together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2011	2010
Operating activities (1)	$504,623	$463,800
Investment activities	(145,459)	(100,488)
Financing activities	(450,157)	(513,557)

Net change in cash	$(90,993)	$(150,245)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $504,623 and $463,800 for Nine Months 2011 and Nine Months 2010, respectively. The increased operating activity cash flow was primarily due to increased net written premiums.

Net cash used in investing activities was $145,459 and $100,488 for Nine Months 2011 and Nine Months 2010, respectively. The increase in investing activities was mainly due to decreased sales of fixed maturity securities, because the Company would have to reinvest the sale proceeds in lower yielding securities, which would decrease net investment income.

Net cash used in financing activities was $450,157 and $513,557 for Nine Months 2011 and Nine Months 2010, respectively. The decrease in financing activities was primarily due to a decrease in securities lending activities.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2011	2010
Interest paid on mandatorily redeemable preferred stock and debt	$60,244	$60,451
Common stock dividends	50,858	52,702

Total	$111,102	$113,153

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $24,296 and $24,946 of letters of credit outstanding as of September 30, 2011 and December 31, 2010, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2010 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Nine Months 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended September 30, 2011, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 15 to the Consolidated Financial Statements for a description of certain matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that the outcome of pending matters will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2010 Annual Report on Form 10-K. There have been no material changes during Nine Months 2011.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities:

Period in 2011	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
January 1-31	1,695,000	$38.76	1,695,000	$772,382,494
February 1-28	1,097,940	40.27	1,097,940	728,194,428
March 1-31	1,629,100	39.00	1,629,100	664,690,944
April 1-30	1,469,000	38.21	1,469,000	608,587,380
May 1-31	213,000	39.68	213,000	600,140,396
June 1-30	1,302,000	35.16	1,302,000	554,385,476
July 1-31	687,000	35.20	687,000	530,214,466
August 1-31	994,000	33.76	994,000	496,679,834
September 1-30	527,500	35.04	527,500	478,204,968

Total	9,614,540	$37.45	9,614,540	$478,204,968

(1)	Shares purchased pursuant to the January 22, 2010 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on January 18, 2011 for the repurchase of up to an additional $600,000 of outstanding common stock.

Item 6.	Exhibits.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.†

†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 2, 2011	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: November 2, 2011	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer