Form 10-K
period 2011-12-31
ASSURANT INC
filed 2012-02-23
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,428 million at June 30, 2011 based on the closing sale price of $36.27 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 15, 2012 was 87,501,215.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 10, 2012 (2012 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder, on our health and employee benefits businesses;

(ii)	actions by governmental agencies that could result in reductions of the premium rates we charge or increases in the claims we pay;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	failure to attract and retain sales representatives;

(v)	losses due to natural and man-made catastrophes;

(vi)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(vii)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(viii)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(ix)	current or new laws and regulations that could increase our costs and decrease our revenues;

(x)	general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xi)	inadequacy of reserves established for future claims;

(xii)	failure to predict or manage benefits, claims and other costs;

(xiii)	uncertain tax positions;

(xiv)	fluctuations in exchange rates and other risks related to our international operations;

(xv)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

(xvi)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and increases in interest rates);

ii

(xvii)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xviii)	inability of reinsurers to meet their obligations;

(xix)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xx)	failure to effectively maintain and modernize our information systems and protect them from cyber-security threats;

(xxi)	failure to protect client information and privacy;

(xxii)	failure to find and integrate suitable acquisitions and new ventures;

(xxiii)	inability of our subsidiaries to pay sufficient dividends;

(xxiv)	failure to provide for succession of senior management and key executives;

(xxv)	significant competitive pressures in our businesses;

(xxvi)	risks related to outsourcing activities; and

(xxvii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Critical Factors Affecting Results” in Item 7 and “Risk Factors” in Item 1A of this Form 10-K.

iii

PART I

Item 1. Business

Assurant, Inc. (“Assurant” or the “Company”) is a Delaware corporation formed in connection with the initial public offering (“IPO”) of its common stock, which began trading on the New York Stock Exchange on February 5, 2004. Prior to the IPO, Fortis, Inc., a Nevada corporation, formed Assurant and merged into it on February 4, 2004.

Assurant is a provider of specialized insurance products and related services in North America and select worldwide markets. Our four operating segments—Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits—partner with clients who are leaders in their industries and build leadership positions in a number of specialty insurance market segments. Among the products offered by the operating segments are warranties and service contracts, pre-funded funeral insurance, lender–placed homeowners insurance, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental, disability, and life insurance and employee—funded voluntary benefits.

Assurant’s mission is to be the premier provider of specialized insurance products and related services in North America and select worldwide markets. To achieve this mission, we focus on the following areas:

Building and maintaining specialty insurance businesses—Our four operating segments are focused on serving specific sectors of the insurance market. We believe that the diversity of our businesses helps us to maintain financial stability because our businesses will generally not be affected in the same way by the same economic and operating trends.

Leveraging a set of core capabilities for competitive advantage—We pursue a strategy of building leading positions in specialized market segments for insurance products and related services by applying our core capabilities to create competitive advantages—managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise that are advantages within each of our businesses. We seek to generate attractive returns by building on specialized market knowledge, well-established distribution relationships and, in some businesses, economies of scale.

Managing targeted growth initiatives—Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our businesses. Our mergers, acquisitions and business development process targets new business that complements or supports our existing business model.

Identifying and adapting to evolving market needs—Assurant’s businesses strive to adapt to changing market conditions by tailoring product and service offerings to specific customer and client needs. By understanding consumer dynamics in our core markets, we seek to design innovative products and services that will enable us to sustain long-term profitable growth and market leading positions.

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

Segments

For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 22 to the Consolidated Financial Statements included elsewhere in this report.

Assurant Solutions

	For the Years Ended
	December 31, 2011	December 31, 2010
Gross written premiums for selected product groupings (1):
Domestic extended service contracts and warranties (2)	$1,470,605	$1,193,423
International extended service contracts and warranties (2)	622,674	523,382
Preneed life insurance (face sales)	759,692	734,884
Domestic credit insurance	399,564	422,825
International credit insurance	1,013,486	968,878
Net earned premiums and other considerations	$2,438,407	$2,484,299
Segment net income	$141,553	$103,206
Equity (3)	$1,443,797	$1,448,684

(1)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premium since Assurant Solutions reinsures a portion of their premiums to third parties and to insurance subsidiaries of its clients.
(2)	Extended service contracts include warranty contracts for products such as cellular phones, personal computers, consumer electronics, appliances, automobiles and recreational vehicles.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Solutions targets growth in three key product areas: domestic and international extended service contracts (“ESC”) and warranties; preneed life insurance; and international credit insurance.

ESC and Warranties: Through partnerships with leading retailers and original equipment manufacturers, we underwrite and provide administrative services for ESC and warranties. These contracts provide consumers with coverage on cellular phones, personal computers, consumer electronics, appliances, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to provide service to our clients that addresses all aspects of the extended service contract or warranty, including program design and marketing strategy. We provide administration, claims handling and customer service. We believe that we maintain a differentiated position in this marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

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

Regulatory changes have reduced the demand for credit insurance in the U.S. Consequently, we have seen a reduction in credit insurance domestic gross written premiums, a trend we expect to continue.

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term relationships with leading distributors of its products and services. We partner with some of the largest consumer electronics and appliance retailers and original equipment manufacturers to market our ESC and warranty products. In our Preneed business, we have an exclusive relationship with Services Corporation International (“SCI”), the largest funeral provider in North America.

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

Assurant Specialty Property

	For the Years Ended
	December 31, 2011	December 31, 2010
Net earned premiums and other considerations by major product grouping:
Homeowners (lender-placed and voluntary)	$1,274,485	$1,342,791
Manufactured housing (lender-placed and voluntary)	216,613	220,309
Other (1)	413,540	390,123

Total	$1,904,638	$1,953,223

Segment net income	$305,065	$424,287
Loss ratio (2)	45.0%	35.1%
Expense ratio (3)	38.7%	39.5%
Combined ratio (4)	81.9%	73.3%
Equity (5)	$1,114,308	$1,134,432

(1)	Other primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table.)
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income is not included in the above table.)
(5)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Specialty Property’s business strategy is to pursue long-term growth in lender-placed homeowners insurance, and adjacent markets with similar characteristics, such as lender-placed flood insurance, and renters insurance. Assurant Specialty Property also writes other specialty products.

In June 2011 we acquired SureDeposit, the market leader in rental security deposit alternatives. We believe that this acquisition will help build our niche multi-family housing business which is focused on distribution through property managers.

Lender-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered through our lender-placed programs. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed insurance coverage is not limited to the outstanding loan balance; it provides structural coverage, similar to that of a standard homeowners policy. The policy is based on the replacement cost of the property and ensures that a home can be repaired or rebuilt completely in the event of damage. It protects both the lender’s interest and the borrower’s interest and equity. We also provide insurance to some of our clients on properties that have been foreclosed and are being managed by our clients. This type of insurance is called Real Estate Owned (“REO”) insurance. This market experienced significant growth in recent years as a result of the housing crisis, but is now stabilizing.

In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to continuously monitor the clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If a potential lapse in insurance coverage is detected, we begin a process of notification and outreach to both the homeowner and the last-known insurance carrier or agent through phone calls and written correspondence. This process usually takes 75 days to complete. If at the end of this process we still cannot verify that insurance has not lapsed, a lender-placed policy is procured by the lender. The homeowner is still encouraged, and always maintains the option, to obtain or renew the insurance of his or her choice.

Lender-placed and voluntary manufactured housing insurance: Manufactured housing insurance is offered on a lender-placed and voluntary basis. Lender-placed insurance is issued after an insurance tracking process similar to that described above. The tracking is performed by Assurant Specialty Property using a proprietary insurance tracking administration system, or by the lenders themselves. A number of manufactured housing retailers in the U.S. use our proprietary premium rating technology to assist them in selling property coverages at the point of sale.

Other insurance: We believe there are opportunities to apply our lender-placed business model to other products and services. We have developed products in adjacent and emerging markets, such as the lender-placed flood and mandatory insurance rental markets. We also act as an administrator for the U.S. Government under the voluntary National Flood Insurance Program, for which we earn a fee for collecting premiums and processing claims. This business is 100% reinsured to the Federal Government.

Marketing and Distribution

Assurant Specialty Property establishes long-term relationships with leading mortgage lenders and servicers. The majority of our lender-placed agreements are exclusive. Typically these agreements have terms of three to five years and allow us to integrate our systems with those of our clients.

We offer our manufactured housing insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. The independent specialty agents distribute flood products and miscellaneous specialty property products. Multi-family housing products are distributed primarily through property management companies and affinity marketing partners.

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

Because several of our product lines (such as homeowners, manufactured home, and other property policies) are exposed to catastrophe risks, we purchase reinsurance coverage to protect the capital of Assurant Specialty Property and to mitigate earnings volatility. Our reinsurance program generally incorporates a provision to allow the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year.

Assurant Health

	For the Years Ended
	December 31, 2011	December 31, 2010
Net earned premiums and other considerations:
Individual markets	$1,286,236	$1,375,005
Group markets	473,653	489,117

Total net earned premiums before premium rebates	1,759,889	1,864,122
Premium rebates (1)	(41,589)	—

Total	$1,718,300	$1,864,122

Segment net income	$40,886	$54,029
Loss ratio (2)	74.0%	69.9%
Expense ratio (3)	26.3%	29.7%
Combined ratio (4)	98.8%	98.1%
Equity (5)	$405,199	$402,167

(1)	As of January 1, 2011, the Company began accruing premium rebates to comply with the minimum medical loss ratio requirements under the Affordable Care Act.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(5)	Equity excludes accumulated other comprehensive income.

Product and Services

Assurant Health competes in the individual medical insurance market by offering medical insurance and short-term medical insurance to individuals and families. Our products are offered with different plan options to meet a broad range of customer needs and levels of affordability. Assurant Health also offers medical insurance to small employer groups.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) were signed into law in March 2010 and represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time. The legislation includes requirements that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including limitations on the amount of compensation that is tax deductible and new fees which may not be deductible for income tax purposes.

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

One provision of the Affordable Care Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, rebates are payable to the policyholders by August 1 of the subsequent year. Although the HHS has issued final regulations to implement the MLR and rebate provisions of the Affordable Care Act, certain issues remain to be fully resolved, including the response from the HHS to state insurance commissioners who have requested transitional relief from the MLR.

Although the dynamics and characteristics of the post-reform market will be different, we believe there are still significant opportunities for us to sell individual medical insurance products. Specialty expertise will still be required and we believe that we can earn adequate profits in this business over the long-term, without making large commitments of capital. In order to achieve these goals, we have taken significant steps to reduce operating and distribution costs and modify our product lines. During 2011, we reduced operating costs significantly through expense initiatives and redesigned our product portfolio to offer certain supplemental and affordable choice products. We continue to build on these efforts. We may refine our strategy as new regulations are issued or additional regulatory agency actions are taken in the wake of the Affordable Care Act. The full impact of the Affordable Care Act will not be known for many years, as it becomes effective at various dates over the next several years. We believe that the Affordable Care Act will lead to sweeping and fundamental changes to the U.S. health care system and the health insurance industry.

Individual Medical: Our medical insurance products are sold to individuals, primarily between the ages of 18 and 64, and their families, who do not have employer-sponsored coverage. We offer a wide variety of benefit plans at different price points, which allow customers to tailor their coverage to fit their unique needs.

Small Employer Group Medical: Our group medical insurance is primarily sold to small companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2011, our average group size was approximately five employees.

We have entered into a new provider network arrangement with Aetna Signature Administrators® that becomes effective in March 2012. This multi-year agreement will provide our major medical customers with access to more than one million health care providers and 7,500 hospitals nationwide. Access to this network will enhance the competitiveness of Assurant Health for individuals, families, and small groups.

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

Underwriting and Risk Management

Following the passage of the Affordable Care Act, many of the traditional risk management techniques used to manage the risks of providing health insurance have become less relevant. The Affordable Care Act places several constraints on underwriting and mandates minimum levels of benefits for most medical coverage. It also imposes minimum loss ratio standards on many of our policies. Assurant Health has taken steps to adjust its products, pricing and business practices to comply with the new requirements.

Please see “Management’s Discussion and Analysis—Assurant Health” and “Risk Factors—Risks Related to our Industry—Reform of the health insurance industry could make our health insurance business unprofitable” for further details.

Assurant Employee Benefits

	For the Years Ended
	December 31, 2011	December 31, 2010
Net Earned Premiums and Other Considerations:
Group dental	$417,145	$420,690
Group disability (1)	452,964	488,813
Group life	193,914	191,892

Total	$1,064,023	$1,101,395

Segment net income	$43,113	$63,538
Loss ratio (2)	72.2%	69.6%
Expense ratio (3)	35.4%	35.1%
Equity (4)	$621,666	$582,574

(1)	Includes single premiums for closed blocks.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(4)	Equity excludes accumulated other comprehensive income.

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

Success in the group dental business is heavily dependent on a strong provider network. Assurant Employee Benefits owns and operates Dental Health Alliance, L.L.C., a leading dental Preferred Provider Organization (“PPO”) network. We also have an agreement with Aetna that allows us to use Aetna’s Dental Access ® network, which we believe increases the attractiveness of our products in the marketplace.

Group Vision: Fully-insured vision coverage is offered through our agreement with Vision Service Plan, Inc., a leading national supplier of vision insurance. Our plans cover eye exams, glasses, and contact lenses and are usually sold in combination with one or more of our other products.

Group Life: Group term life insurance provided through the workplace provides benefits in the event of death. We also provide accidental death and dismemberment insurance. Insurance consists primarily of renewable term life insurance with the amount of coverage provided being either a flat amount, a multiple of the employee’s earnings, or a combination of the two. We also reinsure life policies written by other carriers through DRMS.

Supplemental Worksite Products: In addition to the traditional voluntary products, we provide group critical illness, cancer, accident, and gap insurance. These products are generally paid for by the employee through payroll deductions, and the employee is enrolled in the coverage(s) at the worksite.

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

DRMS provides turnkey group disability and life insurance solutions to insurance carriers that want to supplement their core product offerings. Our services include product development, state insurance regulatory filings, underwriting, claims management, and other functions typically performed by an insurer’s back office. Assurant Employee Benefits reinsures the risks written by DRMS’ clients, with the clients generally retaining shares that vary by contract.

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

For further information on the risks of ratings downgrades, see “Item 1A—Risk Factors—Risks Related to our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.”

The following table summarizes our financial strength ratings and outlook as of December 31, 2011:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)
Outlook	Stable	(4)	(5)

Company
American Bankers Insurance Company	A	A2	A-
American Bankers Life Assurance Company	A-	A3	A-
American Memorial Life Insurance Company	A-	N/A	A-
American Reliable Insurance Company	A	N/A	N/A
American Security Insurance Company	A	A2	A-
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
John Alden Life Insurance Company	A-	A3	BBB
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Time Insurance Company	A-	A3	BBB
UDC Dental California	A-	N/A	N/A
Union Security Dental Care New Jersey	A-	N/A	N/A
Union Security Insurance Company	A-	A3	A-
Union Security Life Insurance Company of New York	A-	N/A	N/A
United Dental Care of Arizona	A-	N/A	N/A
United Dental Care of Colorado	A-	N/A	N/A
United Dental Care of Michigan	NR	N/A	N/A
United Dental Care of Missouri	A-	N/A	N/A
United Dental Care of New Mexico	A-	N/A	N/A
United Dental Care of Ohio	NR	N/A	N/A
United Dental Care of Texas	A-	N/A	N/A
United Dental Care of Utah	NR	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)	A.M. Best financial strength ratings range from “A++” (superior) to “S” (suspended). Ratings of A and A- fall under the “excellent” category, which is the second highest of ten ratings categories.
(2)	Moody’s insurance financial strength ratings range from “Aaa” (exceptional) to “C” (extremely poor). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of A2 and A3 are considered “good” and fall within the third highest of the nine ratings categories.
(3)	S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A- (strong) and BBB+ (adequate) are within the third and fourth highest of the nine ratings categories, respectively.
(4)	Moody’s has a negative outlook on all of the ratings of the Companies, except for American Bankers Insurance Company and American Security Insurance Company, which have a stable outlook.
(5)	S & P has a stable outlook on all of the ratings of the Companies, except for American Bankers Insurance Company and American Security Insurance Company, which have a positive outlook.

Enterprise Risk Management

As an insurer, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A, “Risk Factors.” Enterprise risk management (“ERM”) is, therefore, a key component of our business strategies, policies, and procedures. Our ERM process is an iterative approach with the following key phases:

1.	Risk identification;
2.	High-level estimation of risk likelihood and severity;
3.	Risk prioritization at the business and enterprise levels;
4.	Scenario analysis and detailed modeling of likelihood and severity for key enterprise risks;
5.	Utilization of quantitative results and subject matter expert opinion to help guide business strategy and decision making;

Through our ERM process and our enterprise risk quantification model we monitor a variety of risk metrics on an ongoing basis, with a particular focus on impact to net income (both GAAP and Statutory), company value and the potential need for capital infusions to subsidiaries under severe stress scenarios.

The Company’s ERM activities are coordinated by an Enterprise Risk Management Committee (“ERMC”), which includes managers from across the Company with knowledge of the Company’s business activities, including representation from Legal, Compliance, Actuarial, Audit, Finance, and Asset Management. The ERMC develops risk assessment and risk management policies and procedures. It facilitates the identification, reporting and prioritizing of risks faced by the Company, and is responsible for promoting a risk-aware culture throughout the organization. The ERMC also coordinates with each of the Company’s four Business Unit Risk Committees (“BURCs”), which meet regularly and are responsible for the identification of significant risks affecting their respective business units. Those risks which meet our internally-defined escalation criteria, including emerging risks, are then reported to the ERMC.

Our Board of Directors and senior management are responsible for overseeing significant enterprise risks. The ERMC reports regularly to the Chief Executive Officer and presents its work periodically to both the Board of Directors and the Finance and Investment Committee.

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

Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. In general, this regulation is designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers with respect to such things as:

•	licensing and authorizing companies and intermediaries (including agents and brokers) to transact business;

•	regulating capital, surplus and dividend requirements;

•	regulating underwriting limitations;

•	regulating companies’ ability to enter and exit markets or to provide, terminate or cancel certain coverages;

•	imposing statutory accounting and annual statement disclosure requirements;

•	approving policy forms and mandating certain insurance benefits;

•	regulating premium rates, including the ability to disapprove or reduce the premium rates companies may charge;

•	regulating claims practices, including the ability to require companies to pay claims on terms other than those mandated by underlying policy contracts;

•	regulating certain transactions between affiliates;

•	regulating the content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases; and

•	regulating market conduct and sales practices of insurers and agents.

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

Risk Based Capital Requirements. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established certain risk-based capital standards applicable to life, health and property and casualty insurers. Risk-based capital, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, expense, liability and reserve items. Factors are higher for items which in the NAIC’s view have greater underlying risk. The NAIC periodically reviews the risk-based capital formula and changes to the formula could occur in the future.

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

Insurance Regulatory Initiatives. The NAIC, state regulators and professional organizations have considered and are considering various proposals that may alter or increase state authority to regulate insurance companies and insurance holding companies. Please see Item 1A, “Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.

Federal Regulation

Patient Protection and Affordable Care Act. Although health insurance is generally regulated at the state level, recent legislative actions were taken at the federal level that impose added restrictions on our business, in particular Assurant Health and Assurant Employee Benefits. In March 2010, President Obama signed the Affordable Care Act into law. Provisions of the Affordable Care Act and related reforms have and will continue to become effective at various dates over the next several years. These provisions and related impacts include a requirement that we pay rebates to customers if the loss ratios for some of our products lines are less than specified percentages; the reduction of agent commissions, and the consequent risk that insurance producers may sell less of our products than they have in the past; changes in the benefits provided under some of our products; elimination of limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion as it applies to enrollees under the age of 19 who apply for coverage; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, after January 1, 2014, elimination of our ability to underwrite health insurance products with certain narrow exceptions; a requirement to offer coverage to any person who applies for such coverage; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; new and higher taxes and fees; and the need to operate with a lower expense structure at both the business segment and enterprise level.

Employee Retirement Income Security Act. Because we provide products and services for certain U.S. employee benefit plans, we are subject to regulation under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA places certain requirements on how the Company may do business with employers that maintain employee benefit plans covered by ERISA. Among other things, regulations under ERISA set standards for certain notice and disclosure requirements and for claim processing and appeals. In addition, some of our administrative services and other activities may also be subject to regulation under ERISA.

HIPAA, HITECH Act and Gramm-Leach-Bliley Act. The Health Insurance Portability and Accountability Act of 1996, along with its implementing regulations (“HIPAA”), impose various requirements on health insurers, HMOs, health plans and health care providers. Among other things, Assurant Health and Assurant Employee Benefits are subject to HIPAA regulations requiring certain guaranteed issuance and renewability of health insurance coverage for individuals and small groups (generally groups with 50 or fewer employees) and limitations on exclusions based on pre-existing conditions.

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

In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury, headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance) and is required to conduct a study on how to modernize and improve the system of insurance regulation in the U.S., including by increased national uniformity through either a federal charter or effective action by the states.

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

We are also subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act of 1977 (the “FCPA”) regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices. In addition, the U.K. Anti-Bribery Act, which became effective during 2011, has wide jurisdiction over certain activities that affect the U.K.

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

Employees

We had approximately 14,100 employees as of February 15, 2012. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.

Sources of Liquidity

For a discussion of the Company’s sources and uses of funds, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note 14 to the Consolidated Financial Statements contained elsewhere in this report.

Taxation

For a discussion of tax matters affecting the Company and its operations, see Note 7 to the Consolidated Financial Statements contained elsewhere in this report.

Financial Information about Reportable Business Segments

For financial information regarding reportable business segments of the Company, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 22 to the Consolidated Financial Statements contained elsewhere in this report.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our Directors and Officers and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the SEC website at www.sec.gov . These documents are also available free of charge through the Investor Relations page of our website ( www.assurant.com ) as soon as reasonably practicable after filing. Other information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

Our relationships and contractual arrangements with significant clients, distributors, original equipment manufacturers and other parties with whom we do business are important to the success of our segments. Many of these arrangements are exclusive. For example, in Assurant Solutions, we have exclusive relationships with retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive relationships with mortgage lenders and manufactured housing lenders, manufacturers and property managers. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well-known association through which we provide many of our individual health insurance products. We also have a new provider network arrangement with a national PPO network. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. In Assurant Employee Benefits, we have relationships through DRMS with group insurance carriers to reinsure their disability and life insurance product offerings. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

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

We distribute many of our insurance products and services through a variety of distribution channels, including independent employee benefits specialists, brokers, managing general agents, life agents, financial institutions, mortgage lenders and servicers, retailers, funeral homes, association groups and other third-party marketing organizations.

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

The minimum loss ratios imposed by the Affordable Care Act compelled health insurers to decrease broker commission levels beginning in 2011. Similarly, the Company decreased its commission levels for distribution channels that market Assurant Health’s individual medical and small employer group medical products. Although the Company believes that its revised commission schedules are competitive with those of other health insurers adapting to the new reform environment, this reduction caused uncertainty among agents during 2011 as they evaluated the effect of new commission levels on their business, which contributed to a decrease in sales. The reduction could pressure our relationship with the distribution channels that we rely on to market our Assurant Health products and/or our ability to attract new brokers and agents, which could materially adversely affect our results of operations and financial condition. In addition, many of the agents and brokers who distribute Assurant Employee Benefits products make a large part of their living from sales of health insurance. To the extent that some of them decide to pursue other occupations, the resulting loss of distribution could have a material adverse impact on the sales of Assurant Employee Benefits’ products.

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

Recently, the global recession and disruption of the financial markets have heightened concerns over the sovereign debt crisis in Europe, particularly with respect to capital markets access and the solvency of certain

European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain major rating agencies have downgraded the sovereign debt of Greece, Portugal, Ireland, Italy and Spain. The issues arising out of the sovereign debt crisis may transcend Europe, cause investors to lose confidence in European financial institutions and the stability of EU member economies, and likewise affect U.S. financial institutions, the stability of the global financial markets and any economic recovery.

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

Our earnings and book value per share could be materially affected by an impairment of goodwill.

Goodwill represented $639,097 of our $27,115,445 in total assets as of December 31, 2011. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability and book value per share. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7—MD&A—Critical Factors Affecting Results—Value and Recoverability of Goodwill.”

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

Accounting rules do not permit insurers to reserve for such catastrophic events before they occur. In addition, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may have a material adverse effect on our results of operations and financial condition.

If the severity of an event were sufficiently high (for example, in the event of an extremely large catastrophe), it could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. We may also lose premium income due to a large-scale business interruption caused by a catastrophe combined with legislative or regulatory reactions to the event.

We use catastrophe modeling tools that help estimate our exposure to such events, but these tools are based on historical data and other assumptions that may provide projections that are materially different from the actual events.

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

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. In 2011 for example, S&P lowered the financial strength rating of two of our rated life and health insurance subsidiaries from BBB+ to BBB, citing pressure on Assurant Health’s earnings resulting from changes related to the Affordable Care Act. Moody’s currently has a negative outlook on our life and health insurance subsidiaries, as well as our senior debt rating, primarily citing the adverse consequences of the Affordable Care Act on our life and health insurance subsidiaries.

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

As of December 31, 2011, contracts representing approximately 17% of Assurant Solutions’ and 26% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

Additionally, certain contracts in the DRMS business, representing approximately 7% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2011 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and, in some instances, recapture in-force business if the ratings of applicable subsidiaries fall below “A-”. Similarly, distribution and service agreements representing approximately 18% of Assurant Health’s earned premiums gross of rebates for the year ended December 31, 2011 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better, for the distribution agreements, or “B+” or better, for the service agreement. If the ratings of applicable Assurant Health subsidiaries fall below these threshold ratings levels, distribution and service partners could terminate their agreements. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

Our actual claims losses may exceed our reserves for claims, and this may require us to establish additional reserves that may materially reduce our earnings, profitability and capital.

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Reserves, whether calculated under GAAP, Statutory Accounting Principles (“SAP”) or accounting principles required in foreign jurisdictions, do not represent an exact calculation of exposure. Reserving is inherently a matter of judgment; our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. We also adjust our reserves from time to time as these factors and our claims experience changes. Reserve development and paid losses exceeding corresponding reserves could have a material adverse effect on our earnings.

Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.

In recent years, the global capital and credit markets experienced extreme volatility and disruption. In many cases, companies’ ability to raise money was severely restricted. Although conditions in the capital and credit markets have improved significantly, they could again deteriorate. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments.

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

Market conditions, changes in interest rates, and prolonged periods of low interest rates may materially affect our results.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at historically low levels may result in lower-than-expected net investment income and larger required reserve increases. In addition, certain statutory capital requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold.

Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 83% of the fair value of our total investments as of December 31, 2011.

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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2011, fixed maturity securities represented 80% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments comprise approximately 6% of the fair value of our total investments as of December 31, 2011 and generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 3% of the fair value of our total investments as of December 31, 2011). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of capital than our fixed maturity investments. Recent volatility in the equity markets has led, and may continue to lead, to a decline in the market value of our investments in equity securities.

If treasury rates or credit spreads were to increase, the Company may have additional realized and unrealized investment losses and increases in other-than-temporary impairments. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Changes in facts, circumstances, or critical assumptions could cause management to conclude that further impairments have occurred. This could lead to additional losses on investments. For further details on net investment losses and other-than-temporary-impairments, please see Note 4 to the Consolidated Financial Statements included elsewhere in this report.

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

Our commercial mortgage loans on real estate investments (which represented approximately 9% of the fair value of our total investments as of December 31, 2011) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and/or in a timely manner.

The risk parameters of our investment portfolio may not assume an appropriate level of risk, thereby reducing our profitability and diminishing our ability to compete and grow.

In pricing our products and services, we incorporate assumptions regarding returns on our investments. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each of our operating segments. Market conditions may not allow us to invest in assets with sufficiently high returns to meet our pricing assumptions and profit targets over the long term. If, in response, we choose to increase our product prices, our ability to compete and grow may be diminished.

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

In accordance with applicable income tax guidance, the Company must determine whether its ability to realize the value of its deferred tax asset in the future is classified as “more likely than not.” Under the income tax guidance, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward periods.

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

Our business is dependent upon our ability to maintain the effectiveness of existing technology systems, enhance technology to support the Company’s business in an efficient and cost-effective manner, and keep current with technological advances, evolving industry and regulatory standards and customer needs. In addition, our ability to keep our systems integrated with those of our clients is critical to the success of our business. If we do not effectively maintain our systems and update them to address technological advancements, our relationships and ability to do business with our clients may be adversely affected. We could also experience other adverse consequences, including unfavorable underwriting and reserving decisions, internal control deficiencies and security breaches resulting in loss of data. System development projects may be more costly or time-consuming than anticipated and may not deliver the expected benefits upon completion.

Failure to successfully manage outsourcing activities could adversely affect our business.

As we seek to improve operating efficiencies across the business, we have outsourced and may outsource selected functions to third parties. We take steps to monitor and regulate the performance of these independent third parties to whom the Company has outsourced these functions. If these third parties fail to satisfy their obligations to the Company as a result of their performance, changes in their operations, financial condition or other matters beyond our control, the Company’s operations, information, service standards and data could be compromised. In addition, to the extent the Company outsources selected services or functions to third parties outside the United States, the Company is exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and fluctuations in currency values. If third party providers do not perform as anticipated, we may not fully realize the anticipated economic and other benefits of these outsourcing projects, which could adversely affect our results of operations and financial condition.

System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.

Our information technology systems are vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Although we have network security measures in place, experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise confidential information, create system disruptions or cause shutdowns.

As an insurer, we receive and are required to protect confidential information from customers, vendors and other third parties that may include personal health or financial information. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against the Company, result in regulatory action and ultimately harm our business. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage.

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

The A.M. Best ratings of The Hartford and John Hancock are currently A and A+, respectively. A.M. Best currently maintains a stable outlook on both The Hartford’s and John Hancock’s financial strength ratings.

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

For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, please see “Item 7A—Quantitative and Qualitative Disclosures About Market Risks—Credit Risk.”

Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third party administrators and clients in Assurant Solutions and Assurant Specialty Property.

We are subject to the credit risk of some of the clients and/or agents with which we contract in Assurant Solutions and Assurant Specialty Property. For example, we advance agents’ commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.

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

The payment of dividends by any of our regulated insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2012 without regulatory approval, see “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

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

In March 2010, President Obama signed the Affordable Care Act into law. Provisions of the Affordable Care Act and related reforms have and will continue to become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry. For more information on the Affordable Care Act, please see Item 1, “Business—Regulation—Federal Regulation—Patient Protection and Affordable Care Act.”

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

For 2011, we estimated the full-year premium rebate accrual to be $41,589; however, further emerging regulations and interpretations from HHS as well as additional claims data for 2011 dates of service received through March 31, 2012 could cause the actual premium rebate to differ. We will not know the actual premium rebate amount with certainty until mid-2012; it will be based on actual premium and claim experience for all of 2011. The estimated liability may also need to be adjusted for any further regulatory clarifications or transition relief granted for states in which we do business. Please see “Item 7—Management’s Discussion & Analysis—Critical Accounting Estimates—Affordable Care Act” for more information.

We have made, and are continuing to make, significant changes to the operations and products of Assurant Health to adapt to the new environment. However, Assurant Health could be adversely affected if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our products in the new environment.

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

Because our business is heavily regulated at the state level, we are in constant communication with state regulators. For example, in the fall of 2011, Assurant, along with a number of other insurers, received a request for information from the New York Department of Financial Services (the “NYDFS”) regarding its lender-placed insurance business. More recently, on February 7, 2012, the Company and two of its wholly owned insurance subsidiaries, American Security Insurance Company and American Bankers Insurance Company of Florida, each received a subpoena from the NYDFS requesting information regarding the lender-placed business and related document retention practices. We cooperate with regulators to provide responses to all relevant requests in a timely manner.

Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, and our ability to continue to do business. They could also expose us to further investigations or litigations. In addition, certain of our clients in the mortgage industry are the subject of various regulatory investigations and/or litigation regarding mortgage lending practices, which could indirectly affect our business.

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

•	new or enhanced regulatory requirements that require insurers to pay claims on terms other than those mandated by underlying policy contracts; and

•	restriction of solicitation of insurance consumers by funeral board laws for prefunded funeral insurance coverage.

Recently, significant attention has been focused on the procedures that life insurers follow to identify unreported death claims. In November 2011, the National Conference of Insurance Legislators (“NCOIL”) proposed a model rule that would govern unclaimed property policies for insurers and mandate the use of the U.S. Social Security Administration’s Death Master File (the “Death Master File”) to identify deceased policyholders and beneficiaries. Certain state insurance regulators have also focused on this issue. For example, the New York Department of Insurance issued a letter requiring life insurers doing business in New York to use data from the Death Master File to search proactively for deceased policyholders and to pay claims without the receipt of a valid claim by or on behalf of a beneficiary. It is possible that regulators in other states may adopt regulations similar to the NCOIL model rule or to the requirements imposed by the New York Department of Insurance. The Company has evaluated the impact of the NCOIL model rule and established reserves for additional claim liabilities in certain of its businesses, including a $7,500 reserve increase in its preneed business for unreported claims. It is possible that existing reserves may be inadequate and need to be increased and/or that the Company may be required to establish reserves for businesses the Company does not currently believe are subject to the NCOIL model rule or any similar regulatory requirement.

Several proposals are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. These include model laws proposed by the International Association of Insurance Supervisors and the NAIC that provide for uniform standards of insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital ratios, and additional regulatory disclosure requirements for insurance holding companies. In addition, the NAIC has proposed a “Solvency Modernization Initiative” that focuses on capital requirements, corporate governance and risk management, statutory accounting and financial reporting, and reinsurance. Similarly, the Solvency II Directive, which was adopted in the European Union on November 25, 2009 and is expected to become effective in January 2014, reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.

We cannot predict the effect of these or any other regulatory initiatives on the Company at this time, but it is possible that they could have a material adverse effect on the Company’s results of operations and financial condition.

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

Certain lines of insurance that we write can be cyclical. Although no two cycles are the same, insurance industry cycles have typically lasted for periods ranging from two to ten years. In addition, the upheaval in the global economy in recent years has been much more widespread and has affected all the businesses in which we operate. We expect to see continued cyclicality in some or all of our businesses in the future, which may have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own eight properties, including five buildings whose locations serve as headquarters for our operating segments, two buildings that serve as operation centers for Assurant Specialty Property and one building that serves as a claims training center for Assurant Specialty Property. Assurant Solutions and Assurant Specialty Property share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Assurant Specialty Property has operations centers located in Florence, South Carolina and Springfield, Ohio. Assurant Solutions’ preneed business also has a headquarters building in Rapid City, South Dakota. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty-five years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. See Note 25 to the Consolidated Financial Statements included elsewhere in this report for a description of certain matters. The Company may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that the outcome of pending matters will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends paid) on our common stock from December 31, 2006 through December 31, 2011 with the total stockholder returns for the S&P 400 Midcap Index, as the broad equity market index, and the S&P 400 Multi-Line Insurance Index and S&P 500 Multi-Line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2006 and that all dividends were reinvested.

Total Values/Return to Stockholders

(Includes reinvestment of dividends)

	Base Period 12/31/06	INDEXED VALUES Years Ending
Company / Index		12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Assurant, Inc.	100	122.06	55.44	55.75	74.20	80.57
S&P 400 MidCap Index	100	107.98	68.86	94.60	119.80	117.72
S&P 500 Multi-line Insurance Index*	100	87.11	9.87	13.45	16.58	12.09
S&P 400 Multi-line Insurance Index*	100	90.33	64.07	74.02	86.73	94.17

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Assurant, Inc.		22.06	(54.58)	0.56	33.09	8.58
S&P 400 MidCap Index		7.98	(36.23)	37.38	26.64	(1.73)
S&P 500 Multi-line Insurance Index*		(12.89)	(88.67)	36.35	23.23	(27.09)
S&P 400 Multi-line Insurance Index*		(9.67)	(29.07)	15.52	17.17	8.58

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2011	High	Low	Dividends
First Quarter	$41.71	$37.83	$0.16
Second Quarter	$40.03	$34.48	$0.18
Third Quarter	$36.64	$31.23	$0.18
Fourth Quarter	$41.38	$34.07	$0.18

Year Ended December 31, 2010	High	Low	Dividends
First Quarter	$34.60	$29.08	$0.15
Second Quarter	$38.01	$32.47	$0.16
Third Quarter	$41.24	$33.95	$0.16
Fourth Quarter	$41.87	$33.43	$0.16

Holders

On February 15, 2012, there were approximately 303 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 15, 2012 was $43.43.

Please see Item 12 of this report for information about our equity compensation plans.

Shares Repurchased

Period in 2011	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
January 1 – January 31	1,695,000	$38.76	1,695,000	$772,382
February 1 – February 28	1,097,940	40.27	1,097,940	728,194
March 1 – March 31	1,629,100	39.00	1,629,100	664,691

Total first quarter	4,422,040	$39.22	4,422,040	664,691

April 1 – April 30	1,469,000	38.21	1,469,000	608,587
May 1 – May 31	213,000	39.68	213,000	600,140
June 1 – June 30	1,302,000	35.16	1,302,000	554,385

Total second quarter	2,984,000	$36.99	2,984,000	554,385

July 1 – July 31	687,000	35.20	687,000	530,214
August 1—August 31	994,000	33.76	994,000	496,680
September 1 – September 30	527,500	35.04	527,500	478,205

Total third quarter	2,208,500	$34.51	2,208,500	478,205

October 1 – October 31	856,000	37.14	856,000	446,426
November 1 – November 30	1,545,000	37.85	1,545,000	387,977
December 1 – December 31	2,073,000	39.86	2,073,000	305,392

Total fourth quarter	4,474,000	$38.65	4,474,000	305,392

Total through December 31	14,088,540	$37.83	14,088,540	$305,392

(1)	Shares purchased pursuant to the November 10, 2006 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by authorizations on January 22, 2010 and January 18, 2011, each authorizing the repurchase of up to an additional $600,000 of outstanding common stock.

Dividend Policy

On January 13, 2012, our Board of Directors declared a quarterly dividend of $0.18 per common share payable on March 12, 2012 to stockholders of record as of February 27, 2012. We paid dividends of $0.18 on December 12, 2011, September 13, 2011 and June 7, 2011 and $0.16 per common share on March 14, 2011. We paid dividends of $0.16 on December 13, 2010, September 14, 2010 and June 8, 2010 and $0.15 per common share on March 8, 2010. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ ability to make dividend and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay sufficient dividends to us could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2012, the maximum amount of dividends that our regulated U.S. domiciled insurance subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $504,000. Dividends or returns of capital paid by our subsidiaries, net of infusions, totaled $523,881 in 2011.

We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.

Payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. There is no preferred stock issued and outstanding as of December 31, 2011. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our revolving credit facilities, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, our $350,000 revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Revenues
Net earned premiums and other considerations	$7,125,368	$7,403,039	$7,550,335	$7,925,348	$7,407,730
Net investment income	689,532	703,190	698,838	774,347	799,073
Net realized gains (losses) on investments (1)	32,580	48,403	(53,597)	(428,679)	(62,220)
Amortization of deferred gain on disposal of businesses	20,461	10,406	22,461	29,412	33,139
Fees and other income	404,863	362,684	482,464	300,800	275,793

Total revenues	8,272,804	8,527,722	8,700,501	8,601,228	8,453,515

Benefits, losses and expenses
Policyholder benefits (2)	3,755,209	3,640,978	3,867,982	4,019,147	3,712,711
Amortization of deferred acquisition costs and value of businesses acquired	1,448,575	1,521,238	1,601,880	1,671,680	1,429,735
Underwriting, general and administrative expenses	2,293,705	2,392,035	2,377,364	2,286,170	2,238,851
Interest expense	60,360	60,646	60,669	60,953	61,178
Goodwill impairment (3)	—	306,381	83,000	—	—

Total benefits, losses and expenses	7,557,849	7,921,278	7,990,895	8,037,950	7,442,475

Income before provision for income taxes	714,955	606,444	709,606	563,278	1,011,040
Provision for income taxes (4)	169,116	327,267	279,032	115,482	357,294

Net income	$545,839	$279,177	$430,574	$447,796	$653,746

Earnings per share :
Basic
Net income	$5.65	$2.52	$3.65	$3.79	$5.45

Diluted
Net income	$5.58	$2.50	$3.63	$3.76	$5.38

Dividends per share	$0.70	$0.63	$0.59	$0.54	$0.46

Share data:
Weighted average shares outstanding used in basic per share calculations	96,626,306	110,632,551	118,036,632	118,005,967	119,934,873
Plus: Dilutive securities	1,169,003	840,663	459,008	968,712	1,624,694

Weighted average shares used in diluted per share calculations	97,795,309	111,473,214	118,495,640	118,974,679	121,559,567

	As of and for the years ended December 31,
	2011	2010	2009	2008	2007
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$15,192,878	$14,670,364	$14,476,384	$13,107,476	$14,552,115
Total assets	$27,115,445	$26,397,018	$25,860,667	$24,514,586	$26,750,316
Policy liabilities (5)	$17,188,479	$16,520,321	$15,869,524	$15,806,235	$15,903,289
Debt	$972,278	$972,164	$972,058	$971,957	$971,863
Mandatorily redeemable preferred stock	$—	$5,000	$8,160	$11,160	$21,160
Total stockholders’ equity	$5,026,936	$4,780,537	$4,853,249	$3,709,505	$4,088,903

Per share data:
Total book value per share (6)	$56.01	$46.31	$41.27	$31.53	$34.65

(1)	Included in net realized gains (losses) are other-than-temporary impairments of $7,836, $11,167, $38,660, $340,153 and $48,184 for 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	During 2011, we incurred losses of $157,645 associated with hurricane Irene, Tropical Storm Irene, wildfires in Texas and severe storms, including tornados in the southeast. During 2008, we incurred losses of $132,615 associated with hurricanes Gustav and Ike.
(3)	Following the completion of our annual goodwill impairment analysis, we recorded an impairment charge of $306,381 related to Assurant Employee Benefits and Assurant Health and a charge of $83,000 related to Assurant Employee Benefits during the fourth quarters of 2010 and 2009, respectively. The impairment charges resulted in a decrease to net income but did not have any related tax benefit.
(4)	During 2011, we had an $80,000 release of a capital loss valuation allowance related to deferred tax assets. During 2008, we recorded a $84,864 tax benefit due to the sale of a non-operating subsidiary and the related deferred tax assets on a capital loss carryover.
(5)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(6)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2011, 2010 and 2009 there were 89,743,761, 103,227,238, and 117,591,250 shares, respectively, of common stock outstanding. At December 31, 2008 and 2007 there were 117,640,936 and 118,012,036 shares of common stock outstanding.

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

The following discussion covers the twelve months ended December 31, 2011 (“Twelve Months 2011”), twelve months ended December 31, 2010 (“Twelve Months 2010”) and twelve months ended December 31, 2009 (“Twelve Months 2009”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Executive Summary

Net income increased $266,662 to $545,839 for Twelve Months 2011 from $279,177 for Twelve Months 2010. Twelve Months 2010 included a $306,381 non-cash goodwill impairment charge. Absent this charge, net income decreased $39,719 or 7%. The decline is primarily attributable to decreased net income in our Assurant Specialty Property segment mainly due to an increase in reportable catastrophe losses of $87,673 (after-tax) in Twelve Months 2011 and declines in net income at our Assurant Health and Assurant Employee Benefits segments. Partially offsetting these items was improved net income in our Assurant Solutions segment and an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011.

Assurant Solutions net income increased to $141,553 for Twelve Months 2011 from $103,206 for Twelve Months 2010. Twelve Months 2010 included an intangible asset impairment charge of $30,948 (after-tax) related to a client notification of non-renewal of a block of domestic service contract business. Consumer spending remains sluggish in the U.S. and economic uncertainty persists in Europe. However, revenues from our service contract offerings, including wireless, especially in Latin America, are expanding. Client contract renewals remain strong, driven by our ability to respond to evolving customer needs. Preneed sales increased in 2011 compared with 2010, primarily due to our strong relationship with SCI. Total net earned premiums and fees declined slightly in 2011 due to an approximate $160,000 reduction in premiums from the continued run-off of the domestic credit business and service contracts sold through former clients. Overall, modest premium growth is expected in 2012, even with the recent notification of an upcoming loss of a domestic wireless client. We continue to allocate resources to the wireless business due to its potential for growth and its intersection with our core capabilities.

Assurant Specialty Property net income decreased $119,222, to $305,065 for Twelve Months 2011 from $424,287 for Twelve Months 2010. The decline is primarily due to an increase in reportable catastrophe losses of $87,673 (after-tax) in Twelve Months 2011. There are fewer mortgage loans originating in the U.S. and foreclosures are projected to increase. Despite these trends, our alignment with market leaders, specifically specialty servicers, has allowed us to gain new portfolios, which have helped to offset a decline of loans in the overall marketplace. This was evident during the fourth quarter of 2011 as our clients gained new loan portfolios, mitigating the overall decrease in the number of tracked loans. We placed a significant portion of our reinsurance program in January 2012, including issuing a new catastrophe bond. The integration of the June 2011 SureDeposit acquisition has allowed us to expand our product offerings in the multi-family housing market. We expect net earned premiums and fees in 2012 to be consistent with 2011 amounts, reflecting growth in multi-family housing and a modest decline in lender-placed homeowners premiums. As our product mix changes, we anticipate our expense and non-catastrophe loss ratios will rise. Overall results are subject to catastrophe losses, changes in placement rates for lender-placed policies, and mortgage loan origination volume.

Assurant Health net income decreased to $40,886 for Twelve Months 2011 from $54,029 for Twelve Months 2010. The decrease was partly attributable to accrued premium rebates of $27,033 (after-tax) associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. Our 2011 operating costs dropped significantly due to organizational and operational expense initiatives that will better position us to succeed under health care reform. We have redesigned many of our products in response to health care reform. Sales of lower cost products, offering more limited benefits than traditional major medical insurance, grew in 2011 and we expect that trend to continue in 2012. Our new relationship with Aetna Signature Administrators® broadens the network of health care providers to which our major medical customers have access and improves affordability of those products, while improving engagement with our distributers. We expect this new relationship to improve our major medical sales. Beginning in 2012, any favorable loss development relative to 2011 reserves will increase the MLR rebate liability instead of flowing into earnings as was the case in 2011.

Assurant Employee Benefits net income decreased to $43,113 for Twelve Months 2011 from $63,538 for Twelve Months 2010. Lower results were primarily attributable to less favorable disability and life insurance loss experience, partially offset by improved dental insurance experience. During the fourth quarter of 2011 our disability incidence rates increased compared with prior years. We expect continued growth in net earned premiums of our voluntary and supplemental products. However, overall growth in our Assurant Employee Benefits business will be challenging in the near term, due to the loss of two DRMS clients and the lack of small employers’ payroll growth. Our strategic focus on distribution through key brokers and our expanded offerings continue to improve sales of voluntary, or employee-paid products. In addition, savings from expense initiatives are being redeployed to targeted growth initiatives.

Critical Factors Affecting Results

Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors.”

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our Senior Notes and dividends on our common stock.

For the twelve months ended December 31, 2011, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $849,633; net cash used in investing activities totaled $196,588 and net cash used in financing activities totaled $636,848. We had $1,166,713 in cash and cash equivalents as of December 31, 2011. Please see “—Liquidity and Capital Resources,” below for further details.

Revenues

We generate revenues primarily from the sale of our insurance policies and service contracts and from investment income earned on our investments. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income.

Under the universal life insurance guidance, income earned on preneed life insurance policies sold after January 1, 2009 are presented within policy fee income net of policyholder benefits. Under the limited pay insurance guidance, the consideration received on preneed policies sold prior to January 1, 2009 is presented separately as net earned premiums, with policyholder benefits expense being shown separately.

Our premium and fee income is supplemented by income earned from our investment portfolio. We recognize revenue from interest payments, dividends and sales of investments. Currently, our investment portfolio is primarily invested in fixed maturity securities. Both investment income and realized capital gains on these investments can be significantly affected by changes in interest rates.

Interest rate volatility can increase or reduce unrealized gains or losses in our investment portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.

The fair market value of the fixed maturity securities in our investment portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. We also have investments that carry pre-payment risk, such as mortgage-backed and asset-backed securities. Interest rate fluctuations may cause actual net investment income and/or cash flows from such investments to differ from estimates made at the time of investment. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, in these circumstances we may be required to reinvest those funds in lower-interest earning investments.

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

We incur interest expenses related to our debt and mandatorily redeemable preferred stock, if any.

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

Affordable Care Act

The Affordable Care Act was signed into law in March 2010. One provision of the Affordable Care Act, effective January 1, 2011, established a MLR to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the HHS, are less than the required MLR, premium rebates are payable to the policyholders by August 1 of the subsequent year.

The Assurant Health loss ratio reported on page 63 (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR rules (“MLR loss ratio”) specified under the Affordable Care Act. The most significant differences include: the MLR loss ratio is calculated separately by state and legal entity; the MLR loss ratio calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR loss ratio calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR loss ratio includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR loss ratio calculation; and the premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated the 2011 impact of this regulation and recorded a premium rebate accrual of $41,589 for Twelve Months 2011. The premium rebate accrual was based on our interpretation of definitions and calculation methodologies outlined in the HHS Interim Final Regulation released December 1, 2010, Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. Additionally, the premium rebate accrual was based on separate projection models for the individual medical and small group businesses using projections of expected premiums, claims, and enrollment by state, legal entity, and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

We estimated the 2011 full-year premium rebate accrual to be $41,589; however, further emerging regulations and interpretations from HHS as well as additional loss experience on claims incurred in 2011 could cause the actual premium rebate to differ. We will not know the actual premium rebate amount with certainty until mid-2012; it will be based on actual premium and claim experience for all of 2011. The estimated liability may also need to be adjusted for any further regulatory clarifications or transition relief granted for states in which we do business. The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

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

Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that ultimate losses will not exceed existing claim reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

The following table provides reserve information for our major product lines for the years ended December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable		Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable
			Case Reserves	Incurred But Not Reported Reserves			Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,996,162	$120,067	$11,342	$7,555	$3,862,431	$78,986	$12,009	$4,085
Life insurance no longer offered	456,860	626	1,428	4,487	467,574	649	1,577	265
Universal life and other products no longer offered	229,726	132	988	6,534	246,177	197	272	8,727
FFG, LTC and other disposed businesses	3,491,994	38,039	641,238	55,151	3,435,762	39,119	546,003	55,089
Medical	86,456	11,097	8,385	10,170	87,588	9,340	7,515	11,044
All other	8,145	249	16,708	6,928	5,621	324	18,465	5,115
Short Duration Contracts:
Group term life	—	4,277	211,910	37,797	—	4,550	209,514	36,486
Group disability	—	2,390	1,243,975	133,441	—	2,567	1,251,999	152,275
Medical	—	135,557	97,964	170,970	—	104,169	104,288	186,102
Dental	—	4,634	2,788	17,436	—	4,400	3,079	18,063
Property and warranty	—	2,041,190	199,829	370,814	—	1,887,759	168,952	349,479
Credit life and disability	—	286,631	50,645	59,949	—	307,430	61,808	69,644
Extended service contracts	—	2,498,403	2,425	37,398	—	2,363,836	2,855	40,373
All other	—	338,725	9,874	18,990	—	260,673	8,211	17,875

Total	$8,269,343	$5,482,017	$2,499,499	$937,620	$8,105,153	$5,063,999	$2,396,547	$954,622

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

Historically, premium deficiency testing has not resulted in a material adjustment to deferred acquisition costs or reserves except for discontinued products. Such adjustments could occur, however, if economic or mortality conditions significantly deteriorated.

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

Key sensitivities at December 31, 2011 for group long term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,445,636	Group disability, claim termination rate 10% lower	$1,414,581
Group disability, as reported	$1,377,416	Group disability, as reported	$1,377,416
Group disability, discount rate increased by 100 basis points	$1,315,983	Group disability, claim termination rate 10% higher	$1,343,597

The discount rate is also a key sensitivity for group term life waiver of premium reserves.

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$258,699
Group term life, as reported	$249,707
Group term life, discount rate increased by 100 basis points	$241,629

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

Reserves for our various product lines are calculated using experience data where credible. If sufficient experience data is not available, data from other similar blocks may be used. Industry data provides additional benchmarks when historical experience is too limited. Reserve factors may also be adjusted to reflect considerations not reflected in historical experience, such as changes in claims inventory levels, changes in provider negotiated rates or cost savings initiatives, increasing or decreasing medical cost trends, product changes and demographic changes in the underlying insured population.

Key sensitivities as of December 31, 2011 for medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

Claims and Benefits Payable*
Medical, loss development factors 1% lower	$282,934
Medical, as reported	$268,934
Medical, loss development factors 1% higher	$255,934

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 87% of medical claims are paid within four months of the incurred date.

Changes in medical loss development may increase or decrease the MLR rebate liability. For more information see Critical Accounting Estimates below.

Property and Warranty

Our Property and Warranty lines of business include lender-placed homeowners, manufactured housing homeowners, credit property, credit unemployment and warranty insurance and some longer-tail coverages (e.g. asbestos, environmental, other general liability and personal accident). Claim reserves for these lines are calculated on a product line basis using generally accepted actuarial principles and methods. They consist of case and IBNR reserves. The method we most often use in setting our Property and Warranty reserves is the loss development method. Under this method, we estimate ultimate losses for each accident period by multiplying the current cumulative losses by the appropriate loss development factor. We then calculate the reserve as the difference between the estimate of ultimate losses and the current case-incurred losses (paid losses plus case reserves). We select loss development factors based on a review of historical averages, adjusted to reflect recent trends and business-specific matters such as current claims payment practices.

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

Most of our credit property and credit unemployment insurance business is either reinsured or written on a retrospective commission basis. Business written on a retrospective commission basis permits management to adjust commissions based on claims experience. Thus, any adjustment to prior years’ incurred claims is partially offset by a change in commission expense, which is included in the selling underwriting and general expenses line in our consolidated results of operations.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2011 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2011	Change in cost of claims occurring in 2011
3% higher	$605,395	$34,752
2% higher	$593,697	$23,054
1% higher	$582,113	$11,470
Base scenario	$570,643	$—
1% lower	$559,173	$(11,470)
2% lower	$547,589	$(23,054)
3% lower	$535,891	$(34,752)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $39,579 (before reinsurance) and $32,229 (net of reinsurance) at December 31, 2011. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe that changes in reserve estimates for these claims are likely to be material.

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

Many of the companies involved in these programs, including ARIC, are currently involved in negotiations, arbitrations and/or litigation in an effort to resolve these disputes. The disputes involving ARIC and an affiliate, Assurant General Insurance Limited (formerly Bankers Insurance Company Limited (“AGIL”)), for the 1995 and 1996 program years are subject to working group settlements negotiated with other market participants. Negotiations, arbitrations and litigation are still ongoing or will be scheduled for the remaining disputes.

In the last five years, several settlements have been made relating to the 1995-1997 programs which have reduced ARIC’s liabilities significantly. Most notably, in 2010, the loss reserve balance decreased by $18,600 resulting from a $9,200 settlement relating to the 1997 program and settlements made to the 1995 and 1996 programs. In 2011, uncertainty continued to be resolved and the reserve balances were reduced by $3,870 accordingly. Carried case and IBNR reserves total $2,453 as of December 31, 2011. We believe, based on information currently available, that the amounts accrued are adequate. However, the inherent uncertainty of arbitrations and lawsuits, including the uncertainty of estimating whether any settlements we may enter into in the future would be on favorable terms, makes it difficult to predict outcomes with certainty.

DAC

Deferred acquisition costs (“DAC”) represent expenses incurred in prior periods, primarily for the production of new business, that have been deferred for financial reporting purposes. Acquisition costs primarily consist of commissions, policy issuance expenses, premium tax and certain direct marketing expenses.

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

Acquisition costs relating to group worksite products, which typically have high front-end costs and are expected to remain in force for an extended period of time, consist primarily of first year commissions to brokers and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

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

Acquisition costs relating to group term life, group disability, group dental and group vision consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

Investments

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities, and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities.

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

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. See also Note 4 to the Consolidated Financial Statements included elsewhere in this report and “Item 1A—Risk Factors—The value of our investments could decline, affecting our profitability and financial strength” and “Investments” contained later in this item.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2011	December 31, 2010
Reinsurance recoverables	$5,411,064	$4,997,316

We have used reinsurance to exit certain businesses, including blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $3,622,481 and $3,488,908 at December 31, 2011 and 2010, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2011	2010
Ceded future policyholder benefits and expense	$3,399,938	$3,344,066
Ceded unearned premium	1,013,778	796,944
Ceded claims and benefits payable	945,900	823,731
Ceded paid losses	51,448	32,575

Total	$5,411,064	$4,997,316

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions and Assurant Specialty Property, client risk and profit sharing. See also “Item 1A—Risk Factors—Reinsurance may not be available or adequate to protect us against losses and we are subject to the credit risk of insurers,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk.”

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

Contingencies

We account for contingencies by evaluating each contingent matter separately. A loss is accrued if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated number within the range of possible losses is more probable than any other, we report an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Deferred Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion of the asset will not be realized. The valuation allowance is sufficient to reduce the asset to the amount that is more likely than not to be realized. The Company has deferred tax assets resulting from temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 7 to our consolidated financial statements.

As of December 31, 2010, the Company had a cumulative valuation allowance of $90,738 against deferred tax assets. During the year ended December 31, 2011, the Company recognized a cumulative income tax benefit of $80,584 related to the release of a portion of the valuation allowance due to sufficient taxable income of the appropriate character during the period. The $80,584 consists of $80,000 related to capital losses and $584 related to operating losses. As of December 31, 2011, the Company has a cumulative valuation allowance of $10,154 against deferred tax assets, as it is management’s assessment that it is more likely than not that this amount of deferred tax assets will not be realized.

The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carry back or carry forward period. U.S. tax rules mandate that capital losses can only be recovered against capital gains. An example of capital gains would be gains from the sale of investments. The Company’s capital loss carryovers were generated in 2008. The company was dependent upon having capital gain income within the next five years in order to use the capital loss carryforward in its entirety.

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

The gross deferred tax asset related to net operating loss carryforwards on international subsidiaries is $52,674. Management believes that it is more likely than not that some of this asset will not be realized in the foreseeable future. Therefore, a cumulative valuation allowance of $9,472 has been recorded as of December 31, 2011. The Company is dependent on income of the same character in the same jurisdiction to support the deferred tax assets related to net operating loss carryforwards of international subsidiaries.

The Company believes it is more likely than not that the remainder of its deferred tax assets will be realized in the foreseeable future. Accordingly, other than noted herein for certain international subsidiaries, a valuation allowance has not been established.

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

Valuation and Recoverability of Goodwill

Goodwill represented $639,097 and $619,779 of our $27,115,445 and $26,397,018 of total assets as of December 31, 2011 and 2010, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, a sustained significant decline in our market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

We have concluded that our reporting units for goodwill testing are equivalent to our operating segments. Therefore, we test goodwill for impairment at the reporting unit level.

The following table illustrates the amount of goodwill carried at each reporting unit:

	December 31,
	2011	2010
Assurant Solutions	$379,645	$379,935
Assurant Specialty Property	259,452	239,844
Assurant Health	—	—
Assurant Employee Benefits	—	—

Total	$639,097	$619,779

During 2011, the Company early adopted the amended intangibles- goodwill and other guidance and applied this guidance as part of its annual goodwill assessment. See Note 2—Recent Accounting Pronouncements—Adopted for further information. This guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test, described below. In the fourth quarter of 2011, the Company chose the option to first perform a qualitative assessment for our Assurant Specialty Property reporting unit.

We initially considered the 2010 quantitative analysis performed by the Company whereby it compared the estimated fair value of the Assurant Specialty Property reporting unit with its net book value (“Step 1”). Based on the 2010 Step 1 test, Assurant Specialty Property had an estimated fair value that exceeded its net book value by 62.9%.

In undertaking our qualitative assessment, we considered macro-economic, industry and reporting unit-specific factors. These included (i.) the effect of the current interest rate environment on our cost of capital; (ii.) Assurant Specialty Property’s sustaining market share over the year; (iii.) lack of turnover in key management; (iv.) 2011 actual performance as compared to expected 2011 performance from our 2010 Step 1 assessment; and, (v.) the overall market position and share price of Assurant, Inc.

Based on our qualitative assessment, having considered the factors in totality we determined that it was not necessary to perform a Step 1 quantitative goodwill impairment test for Assurant Specialty Property and that it is more-likely-than-not that the fair value of Assurant Specialty Property continues to exceed its net book value at year-end 2011. Significant changes in the external environment or substantial declines in the operating performance of Assurant Specialty Property could cause us to reevaluate this conclusion in the future.

For Assurant Solutions, the Company did not elect the option to perform the qualitative assessment; rather it performed a Step 1 test. Under Step 1, if the estimated fair value of the reporting unit exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we would then perform a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

Following the 2011 Step 1 test, the Company concluded that the estimated fair value of the Assurant Solutions reporting unit exceeded its net book value by 19.2%.

In cases where Step 1 testing was performed, the following describes the valuation methodologies used in 2011, 2010 and 2009 to derive the estimated fair value of the reporting units.

For each reporting unit, we identified a group of peer companies, which have operations that are as similar as possible to the reporting unit. Certain of our reporting units have a very limited number of peer companies. A Guideline Company Method is used to value the reporting unit based upon its relative performance to its peer companies, based on several measures, including price to trailing 12 month earnings, price to projected earnings, price to tangible net worth and return on equity.

A Dividend Discount Method (“DDM”) is used to value each reporting unit based upon the present value of expected cash flows available for distribution over future periods. Cash flows are estimated for a discrete projection period based on detailed assumptions, and a terminal value is calculated to reflect the value attributable to cash flows beyond the discrete period. Cash flows and the terminal value are then discounted using the reporting unit’s estimated cost of capital. The estimated fair value of the reporting unit equals the sum of the discounted cash flows and terminal value.

A Guideline Transaction Method values the reporting unit based on available data concerning the purchase prices paid in acquisitions of companies operating in the insurance industry. The application of certain financial multiples calculated from these transactions provides an indication of estimated fair value of the reporting units.

While all three valuation methodologies were considered in assessing fair value, the DDM was weighed more heavily since in the current economic environment, management believes that expected cash flows are the most important factor in the valuation of a business enterprise. In addition, recent dislocations in the economy, the scarcity of M&A transactions in the insurance marketplace and the relative lack of directly comparable companies, particularly for Assurant Solutions, make the other methods less credible.

Following the 2010 Step 1 test, the Company concluded that the net book values of the Assurant Employee Benefits and Assurant Health reporting units exceeded their estimated fair values. Based on the results of the Step 2 test which is used to determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination, the Company recorded impairment charges of $102,078 and $204,303 related to the Assurant Employee Benefits and Assurant Health reporting units, respectively, representing their entire goodwill asset balances. During 2009, the Company concluded that the net book value of the Assurant Employee Benefits reporting unit exceeded its estimated fair value and recorded an $83,000 impairment charge after performing a Step 2 test. See Note 6 and 11 for further information.

The two reporting units that passed the 2010 Step 1 test, Assurant Solutions and Assurant Specialty Property, had estimated fair values that exceeded their net book values by 1.9% and 62.9%, respectively. Assurant Solutions passed the 2010 Step 1 test by a slim margin mainly due to a significant increase in its net book value. The low interest rate environment in 2010 resulted in a significant increase in net unrealized gains in Assurant Solutions’ fixed income investments.

The determination of fair value of our reporting units requires many estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 150 basis points, with all other assumptions held constant, for Assurant Solutions, would result in its estimated fair value being less than its net book value as of December 31, 2011. Likewise, a reduction of 250 basis points in the terminal growth rate, with all other assumptions held constant, for Assurant Solutions would result in its estimated fair value being less than its net book value as of December 31, 2011.

We evaluated the significant assumptions used to determine the estimated fair values of Assurant Solutions, both individually and in the aggregate, and concluded they are reasonable. However, should the operating results of the unit decline substantially compared to projected results, or should further interest rate declines further increase the net unrealized investment portfolio gain position, we could determine that we need to record an impairment charge related to goodwill in Assurant Solutions.

Recent Accounting Pronouncements—Adopted

On December 31, 2011, the Company adopted the new guidance related to the presentation of comprehensive income. This guidance provides two alternatives for presenting comprehensive income. An entity can report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are displayed under either alternative. The statement(s) are to be presented with equal prominence as the other primary financial statements. The new guidance eliminates the Company’s previously applied option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The guidance does not change the items that constitute net income or other comprehensive income, and does not change when an item of other comprehensive income must be reclassified to net income. The Company chose to early adopt this guidance and therefore is reporting comprehensive income in a separate but consecutive statement, with full retrospective application as required by the guidance. The adoption of the new presentation requirements did not have an impact on the Company’s financial position or results of operations.

On October 1, 2011, the Company adopted the amended intangibles- goodwill and other guidance. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amended guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company chose to early adopt the revised standard and applied the amended guidance to its fourth quarter annual goodwill impairment test. The adoption of the amended guidance results in a change to the procedures for assessing goodwill impairment and did not have an impact on the Company’s financial position or results of operations. See Notes 2 and 10 for more information.

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

On January 1, 2010, the Company adopted the guidance on transfers of financial assets. This guidance amended the derecognition guidance and eliminated the exemption from consolidation for qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2010, the Company adopted the guidance on the accounting for a variable interest entity (“VIE”). This guidance amended the consolidation guidance applicable to VIEs to require a qualitative assessment in the determination of the primary beneficiary of the VIE, to require an ongoing reconsideration of the primary beneficiary, to amend the events that trigger a reassessment of whether an entity is a VIE and to change the consideration of kick-out rights in determining if an entity is a VIE. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On July 1, 2009, the Company adopted the guidance that established a single source of authoritative accounting and reporting guidance recognized by the Financial Accounting Standards Board (“FASB”) for

nongovernmental entities (the “Codification”). The Codification did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. References to accounting guidance contained in the Company’s consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification.

On April 1, 2009, the Company adopted the OTTI guidance. This guidance amended the previous guidance for debt securities and modified the presentation and disclosure requirements for debt and equity securities. In addition, it amended the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaced this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this guidance modified the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive income (loss) (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in AOCI. See Note 4 for further information.

On January 1, 2009, the Company adopted the earnings per share guidance on participating securities and the two class method. The guidance requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. All prior period earnings per share data presented have been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2009. See Note 23 for further information.

Recent Accounting Pronouncements—Not Yet Adopted

In July 2011, the FASB issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

In May 2011, the FASB issued amendments to existing guidance on fair value measurement to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in the fair value accounting guidance. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. The amendments are to be applied prospectively. The adoption of this amended guidance will not have an impact on the Company’s financial position and results of operations.

In October 2010, the FASB issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are directly related to the successful acquisition of new or renewal insurance contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required, however, retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. The Company has chosen to adopt the guidance retrospectively. This will result in a reduction in our deferred acquisition cost asset. It will also cause an increase in our liability for future policy benefits and expenses for certain preneed policies whose reserves are calculated utilizing deferred acquisition costs. There will also be a decrease in the amortization associated with the previously deferred acquisition costs. We are evaluating the full effects of implementing the amended guidance, but we currently estimate that the cumulative effect adjustment that will result from our retrospective adoption will reduce the opening balance of stockholders’ equity between $140,000 and $150,000 in the year of adoption, net of the related tax benefit. This estimate is preliminary in nature and the actual amount of the reduction may be above or below the range. We currently estimate the adoption of these amendments will result in immaterial changes in net income in 2011 and in the years preceding 2011 to which the retrospective adoption will be applied. The amendments are generally more restrictive with regard to which costs can be deferred and may impact the pattern of reported income for certain products. Due to our overall mix of business we do not currently expect the amendments to cause material changes to net income.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Net earned premiums and other considerations	$7,125,368	$7,403,039	$7,550,335
Net investment income	689,532	703,190	698,838
Net realized gains (losses) on investments	32,580	48,403	(53,597)
Amortization of deferred gains on disposal of businesses	20,461	10,406	22,461
Fees and other income	404,863	362,684	482,464

Total revenues	8,272,804	8,527,722	8,700,501

Benefits, losses and expenses:
Policyholder benefits	3,755,209	3,640,978	3,867,982
Selling, underwriting and general expenses (1)	3,742,280	3,913,273	3,979,244
Interest expense	60,360	60,646	60,669

Total benefits, losses and expenses	7,557,849	7,614,897	7,907,895

Segment income before provision for income taxes and goodwill impairment	714,955	912,825	792,606
Provision for income taxes	169,116	327,267	279,032

Segment income before goodwill impairment	545,839	585,558	513,574
Goodwill impairment	—	306,381	83,000

Net income	$545,839	$279,177	$430,574

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net income increased $266,662, or 96%, to $545,839 for Twelve Months 2011 from $279,177 for Twelve Months 2010. Twelve Months 2010 included a $306,381 non-cash goodwill impairment charge. Absent this charge, net income decreased $39,719 or 7%. The decline is primarily attributable to decreased net income in our Assurant Specialty Property segment mainly due to an increase in reportable catastrophe losses of $87,673 (after-tax) in Twelve Months 2011 and declines in net income at our Assurant Health and Assurant Employee Benefits segments. Partially offsetting these items was improved net income in our Assurant Solutions segment and an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011.

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

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Net earned premiums and other considerations	$2,438,407	$2,484,299	$2,671,041
Net investment income	393,575	397,297	391,229
Fees and other income	265,204	228,052	216,550

Total revenues	3,097,186	3,109,648	3,278,820

Benefits, losses and expenses:
Policyholder benefits	852,729	889,387	1,029,151
Selling, underwriting and general expenses (4)	2,025,501	2,052,628	2,055,348

Total benefits, losses and expenses	2,878,230	2,942,015	3,084,499

Segment income before provision for income taxes	218,956	167,633	194,321
Provision for income taxes	77,403	64,427	74,269

Segment net income	$141,553	$103,206	$120,052

Net earned premiums and other considerations:
Domestic:
Credit	$173,287	$189,357	$241,293
Service contracts	1,198,510	1,291,725	1,411,953
Other (1)	53,219	49,017	84,939

Total Domestic	1,425,016	1,530,099	1,738,185

International:
Credit	391,124	346,475	320,462
Service contracts	495,853	459,166	415,694
Other (1)	24,692	18,001	15,731

Total International	911,669	823,642	751,887

Preneed	101,722	130,558	180,969

Total	$2,438,407	$2,484,299	$2,671,041

Fees and other income:
Domestic:
Debt protection	$29,501	$33,049	$40,058
Service contracts	120,896	110,386	102,410
Other (1)	4,123	8,839	18,534

Total Domestic	154,520	152,274	161,002

International	32,059	28,930	27,730
Preneed	78,625	46,848	27,818

Total	$265,204	$228,052	$216,550

Gross written premiums (2):
Domestic:
Credit	$399,564	$422,825	$526,532
Service contracts	1,470,605	1,193,423	1,012,670
Other (1)	86,503	65,732	92,111

Total Domestic	1,956,672	1,681,980	1,631,313

International:
Credit	1,013,486	968,878	843,225
Service contracts	622,674	523,382	462,964
Other (1)	45,312	22,407	26,567

Total International	1,681,472	1,514,667	1,332,756

Total	$3,638,144	$3,196,647	$2,964,069

Preneed (face sales)	$759,692	$734,884	$512,366

Combined ratio (3):
Domestic	97.4%	100.5%	97.2%
International	103.2%	105.9%	110.7%

(1)	This includes emerging products and run-off products lines.

(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.
(4)	2010 selling, underwriting and general expenses includes a $47,612 intangible asset impairment charge.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income increased $38,347, or 37%, to $141,553 for Twelve Months 2011 from $103,206 for Twelve Months 2010. Twelve Months 2010 included an intangible asset impairment charge of $30,948 (after-tax) related to a client notification of non-renewal of a block of domestic service contract business. Absent this item, net income increased $7,399, or 5%, as a result of improved underwriting experience across our international and domestic service contract businesses. Partially offsetting the improvement was a $4,875 (after-tax) increase to policyholder benefits for unreported claims in our preneed business during fourth quarter 2011 as well as continued reduced earnings from certain domestic blocks of business that are in run-off.

Total Revenues

Total revenues decreased $12,462, or less than 1%, to $3,097,186 for Twelve Months 2011 from $3,109,648 for Twelve Months 2010. The decrease was mainly the result of lower net earned premiums of $45,892, which is primarily attributable to the continued run-off of certain domestic service contract business from former clients that are no longer in business (mainly Circuit City) and the continued run-off of our domestic credit insurance business. Net earned premiums for full year 2011 declined approximately $160,000 from these two sources compared with 2010.

Partially offsetting these decreases were new domestic service contract business growth and increases in both our international credit and service contract businesses, which also benefited from the favorable impact of foreign exchange rates. Fees and other income increased $37,152 mainly as a result of increases in our preneed business.

Gross written premiums increased $441,497, or 14%, to $3,638,144 for Twelve Months 2011 from $3,196,647 for Twelve Months 2010. Gross written premiums from our domestic service contract business increased $277,182 primarily due to the 2010 addition of a large new client and an increase in automobile vehicle service contract sales. Our international service contract business increased $99,292 and our international credit business increased $44,608, primarily due to growth from new and existing clients, particularly in Latin America, and the favorable impact of foreign exchange rates. Partially offsetting these increases was a $23,261 decrease in our domestic credit insurance business, due to the continued run-off of this product line.

Preneed face sales increased $24,808, to $759,692 for Twelve Months 2011 from $734,884 for Twelve Months 2010. This increase was primarily attributable to domestic growth from our exclusive distribution partnership with SCI, the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014. Twelve Months 2011 face sales also benefited from recent acquisitions made by SCI. This was partially offset by reduced sales in Canada compared to 2010, when consumer buying increased in advance of a consumer tax rate change that took effect July 1, 2010 in certain provinces.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $63,785, or 2%, to $2,878,230 for Twelve Months 2011 from $2,942,015 for Twelve Months 2010. Policyholder benefits decreased $36,658 primarily due to improved loss experience across our international and domestic service contract businesses and a decrease associated with certain domestic lines of business that are in run-off. Partially offsetting these items was a $7,500 increase to policyholder benefits for unreported claims related to the use of the U.S. Social Security Administration Death Master File to identify deceased policyholders and beneficiaries in our preneed business during fourth quarter 2011.

Selling, underwriting and general expenses decreased $27,127. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $6,430 due to higher earnings in our international business resulting from growth of the business coupled with the unfavorable impact of foreign exchange rates. This was partially offset by lower earnings in our domestic service contract business. General expenses decreased $33,557 primarily due to the above mentioned $47,612 intangible asset impairment charge and from expense management efforts in domestic lines of business that are in run-off. These decreases were partially offset by higher expenses associated with the growth of our international and domestic service contract businesses.

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

Preneed face sales increased $222,518 primarily due to increased consumer buying in advance of a less favorable tax rate change in certain Canadian provinces, as well as growth from our exclusive distribution partnership with SCI the largest funeral provider in North America, and increased sales initiatives.

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

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Net earned premiums and other considerations	$1,904,638	$1,953,223	$1,947,529
Net investment income	103,259	107,092	110,337
Fees and other income	79,337	69,147	56,890

Total revenues	2,087,234	2,129,462	2,114,756

Benefits, losses and expenses:
Policyholder benefits	857,223	684,652	664,182
Selling, underwriting and general expenses	767,761	797,996	832,528

Total benefits, losses and expenses	1,624,984	1,482,648	1,496,710

Segment income before provision for income tax	462,250	646,814	618,046
Provision for income taxes	157,185	222,527	212,049

Segment net income	$305,065	$424,287	$405,997

Net earned premiums and other considerations by major product groupings:
Homeowners (lender-placed and voluntary)	$1,274,485	$1,342,791	$1,369,031
Manufactured housing (lender-placed and voluntary)	216,613	220,309	219,960
Other (1)	413,540	390,123	358,538

Total	$1,904,638	$1,953,223	$1,947,529

Ratios:
Loss ratio (2)	45.0%	35.1%	34.1%
Expense ratio (3)	38.7%	39.5%	41.5%
Combined ratio (4)	81.9%	73.3%	74.7%

(1)	Primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income decreased $119,222, or 28%, to $305,065 for Twelve Months 2011 from $424,287 for Twelve Months 2010. The decline was primarily due to an increase in reportable catastrophe losses of $87,673 (after-tax) in Twelve Months 2011. Increased frequency of non-catastrophe weather related losses during Twelve Months 2011 compared with Twelve Months 2010 also contributed to the decline.

Total Revenues

Total revenues decreased $42,228, or 2%, to $2,087,234 for Twelve Months 2011 from $2,129,462 for Twelve Months 2010. Growth in lender-placed homeowners and multi-family housing gross earned premiums was more than offset by increased ceded lender-placed homeowners’ premiums and $21,501 in increased catastrophe reinsurance premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $142,336, or 10%, to $1,624,984 for Twelve Months 2011 from $1,482,648 for Twelve Months 2010. The loss ratio increased 990 basis points with 710 basis points attributed to $134,881 of increased reportable catastrophe losses in Twelve Months 2011 compared to Twelve Months 2010. Reportable loss events for Twelve Months 2011 included Hurricane Irene, Tropical Storm Lee, wildfires in Texas and severe storms, including tornados in the southeast. The principal causes of loss for these events were wind and flood. Reportable loss events for Twelve Months 2010 included Arizona wind and hailstorms and Tennessee storms. Reportable catastrophe losses includes only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Commissions, taxes, licenses, and fees decreased $37,021 primarily due to client contract changes which resulted in lower commission expense. General expenses increased $6,791 primarily due to increased employee benefit expenses and costs associated with the June 2011 SureDeposit acquisition including associated intangible asset amortization.

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

Total Revenues

Total revenues increased $14,706, or 1%, to $2,129,462 for Twelve Months 2010 from $2,114,756 for Twelve Months 2009. Growth in lender-placed homeowners, lender-placed flood and renters insurance products gross earned premiums and increased fee income were partially offset by increased ceded lender-placed homeowners’ premiums and lower real estate owned premiums.

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

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Net earned premiums and other considerations	$1,718,300	$1,864,122	$1,879,628
Net investment income	45,911	48,540	47,658
Fees and other income	34,635	40,133	39,879

Total revenues	1,798,846	1,952,795	1,967,165

Benefits, losses and expenses:
Policyholder benefits	1,271,060	1,302,928	1,410,171
Selling, underwriting and general expenses	460,646	565,060	604,698

Total benefits, losses and expenses	1,731,706	1,867,988	2,014,869

Segment income (loss) before provision for income tax	67,140	84,807	(47,704)
Provision (benefit) for income taxes	26,254	30,778	(17,484)

Segment net income (loss)	$40,886	$54,029	$(30,220)

Net earned premiums and other considerations:
Individual Markets:
Individual markets	$1,286,236	$1,375,005	$1,374,436
Group markets	473,653	489,117	505,192

Total net earned premiums before premium rebates	1,759,889	1,864,122	1,879,628
Premium rebates (4)	(41,589)	—	—

Total	$1,718,300	$1,864,122	$1,879,628

Covered lives by product line (5):
Individual Markets:
Individual markets	603	617	646
Group markets	129	144	121

Total	732	761	767

Ratios:
Loss ratio (1)	74.0%	69.9%	75.0%
Expense ratio (2)	26.3%	29.7%	31.5%
Combined ratio (3)	98.8%	98.1%	105.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	As of January 1, 2011, the Company began accruing premium rebates to comply with the minimum medical loss ratio requirements under the Affordable Care Act.
(5)	As of January 1, 2011, covered lives consist of all policies, including supplemental coverages and self-funded group products, purchased by policyholders. Prior periods consisted only of medical policies.

The Affordable Care Act

Some provisions of the Affordable Care Act took effect in 2011, and other provisions will become effective at various dates over the next several years. In December 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act. In December 2011, HHS issued final regulations regarding the MLR. HHS has also issued technical corrections and Q&As throughout 2010 and 2011. However, HHS has not issued guidance regarding specific components of the MLR calculations. The Company has discussed these issues with other industry experts in order to make reasonable assumptions regarding the MLR rebate calculations. However, there remains a risk that HHS will issue new guidance before the 2011 MLR rebate calculations are due to be filed with HHS on June 1, 2012. Management continues to modify its business model to adapt to these new regulations and will continue to monitor HHS and state regulatory activity for clarification and additional regulations. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors—Risk related to our industry—Reform of the health insurance industry could make our health insurance business unprofitable.”

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income decreased $13,143, or 24%, to $40,886 for Twelve Months 2011 from $54,029 for Twelve Months 2010. The decrease was partly attributable to accrued premium rebates of $27,033 (after-tax) associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. Twelve Months 2011 results include $12,900 (after-tax) of favorable reserve development relative to 2010 year-end reserves, a $4,780 (after-tax) reimbursement from a pharmacy services provider related to prior year activity, reduced expenses associated with organizational and operational expense initiatives, and lower commissions due to agent compensation changes and lower sales of new policies. Twelve Months 2010 results included restructuring charges of $8,721 (after-tax) and a $17,421 (after-tax) benefit from a reserve release related to a legal settlement.

Total Revenues

Total revenues decreased $153,949, or 8%, to $1,798,846 for Twelve Months 2011 from $1,952,795 for Twelve Months 2010. Net earned premiums and other considerations before premium rebates from our individual markets business decreased $88,769, or 6%, due to a decline in traditional individual medical product sales, caused by the transition to supplemental and affordable choice products and changes in agent commissions, resulting from the Affordable Care Act. These decreases were partially offset by premium rate increases and increased sales of supplemental and affordable choice products. Net earned premiums and other considerations before rebates from our small employer group business decreased $15,464, or 3%, due to lower sales and a continued high level of policy lapses, partially offset by premium rate increases. Twelve Months 2011 included a premium rebate accrual of $41,589 associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. There was no premium rebate accrual in Twelve Months 2010 as the MLR requirement was not yet in effect.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $136,282, or 7%, to $1,731,706 for Twelve Months 2011 from $1,867,988 for Twelve Months 2010. Policyholder benefits decreased $31,868, or 2%, however, the benefit loss ratio increased to 74.0% from 69.9%. The decrease in policyholder benefits was primarily attributable to favorable reserve development relative to 2010 year-end reserves, a decline in business volume, partially offset by a $26,802 benefit from a reserve release related to a legal settlement in Twelve Months 2010. The increase in the benefit loss ratio was primarily attributable to the inclusion of premium rebates in net earned premiums and other considerations, and a disproportionate decline in benefits in relation to the decrease in net earned premiums and other considerations. Selling, underwriting and general expenses decreased $104,414, or 18%, primarily due to reduced employee-related and advertising expenses and reduced commissions due to agent compensation changes and lower sales of new policies.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Income (Loss)

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

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $146,881, or 7%, to $1,867,988 for Twelve Months 2010 from $2,014,869 for Twelve Months 2009. Policyholder benefits decreased $107,243, or 8%, and the benefit loss ratio decreased to 69.9% from 75.0%. The decrease was primarily due to a $26,802 benefit from a reserve release related to a legal settlement and favorable claim reserve development during Twelve Months 2010 compared to last year, partially offset by higher estimated claim experience in our small employer group business. Twelve Months 2009 also includes charges of $49,800 relating to unfavorable rulings in two claim-related lawsuits. Selling, underwriting and general expenses decreased $39,638, or 7%, primarily due to reduced employee-related and advertising expenses, lower amortization of deferred acquisition costs, and reduced commission expense due to lower sales of new policies. Twelve Months 2010 includes restructuring charges of $13,417 that were the result of expense management initiatives to help transition the business for the post-health care reform. Twelve Months 2009 also included a restructuring charge of $4,500.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Net earned premiums and other considerations	$1,064,023	$1,101,395	$1,052,137
Net investment income	129,640	132,388	133,365
Fees and other income	25,382	25,152	28,343

Total revenues	1,219,045	1,258,935	1,213,845

Benefits, losses and expenses:
Policyholder benefits	767,723	766,049	757,070
Selling, underwriting and general expenses	386,013	395,759	392,901

Total benefits, losses and expenses	1,153,736	1,161,808	1,149,971

Segment income before provision for income tax	65,309	97,127	63,874
Provision for income taxes	22,196	33,589	21,718

Segment net income	$43,113	$63,538	$42,156

Net earned premiums and other considerations:
By major product groupings:
Group dental	$417,145	$420,690	$425,288
Group disability single premiums for closed blocks (3)	4,936	—	—
All other group disability	448,028	488,813	434,381
Group life	193,914	191,892	192,468

Total	$1,064,023	$1,101,395	$1,052,137

Ratios:
Loss ratio (1)	72.2%	69.6%	72.0%
Expense ratio (2)	35.4%	35.1%	36.4%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income decreased 32% to $43,113 for Twelve Months 2011 from $63,538 for Twelve Months 2010. Lower results were primarily attributable to less favorable disability and life insurance loss experience, partially offset by improved dental insurance experience. Twelve Months 2011 results include a decrease in the reserve interest discount rate primarily for new long-term disability claims as well as a $6,630 (after-tax) overall loss and loss adjustment expense reserve release (amounts are included in both policyholders benefits and selling, underwriting and general expenses) related to annual reserve adequacy studies in Twelve Months 2011 compared to $1,829 (after-tax) in Twelve Months 2010. Twelve Months 2010 general expenses included restructuring costs of $4,349 (after-tax). Twelve Months 2011 had no restructuring costs.

Total Revenues.

Total revenues decreased $39,890 to $1,219,045 for Twelve Months Ended 2011 from $1,258,935 for Twelve Months Ended 2010. Excluding single premiums, net earned premiums and other considerations decreased $42,308. The decrease in net earned premiums and other considerations was primarily driven by the loss of policyholders as a result of pricing actions on a block of assumed disability reinsurance business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $8,072 to $1,153,736 for Twelve Months 2011 from $1,161,808 for Twelve Months 2010. During Twelve Months 2011 policyholder benefits were reduced $10,500 based on the results of our annual reserve adequacy studies compared to $5,758 in Twelve Months 2010. Excluding the impact of the reserve adequacy studies, the loss ratio increased to 73.1% from 70.1%, primarily driven by less favorable loss experience across our disability and life insurance products.

Selling, underwriting and general expenses decreased 2% to $386,013 for Twelve Months 2011 from $395,759 for Twelve Months 2010, however the expense ratio increased slightly to 35.4% from 35.1% driven by lower net earned premiums. Twelve Months 2010 included $6,690 in restructuring costs. Twelve Months 2011 had no restructuring costs. In addition, general expenses were $2,644 lower in Twelve Months 2011 compared with Twelve Months 2010 due to our annual reserve adequacy studies. Excluding the restructuring costs and the reserve adequacy adjustment in both years, the expense ratio increased to 35.4% for Twelve Months 2011 from 34.3% for Twelve Months 2010.

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

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Net investment income	$17,147	$17,873	$16,249
Net realized gains (losses) on investments	32,580	48,403	(53,597)
Amortization of deferred gains on disposal of businesses	20,461	10,406	22,461
Fees and other income	305	200	140,802

Total revenues	70,493	76,882	125,915

Benefits, losses and expenses:
Policyholder benefits	6,474	(2,038)	7,408
Selling, underwriting and general expenses	102,359	101,830	93,769
Interest expense	60,360	60,646	60,669

Total benefits, losses and expenses	169,193	160,438	161,846

Segment loss before benefit for income taxes	(98,700)	(83,556)	(35,931)
Benefit for income taxes	(113,922)	(24,054)	(11,520)

Segment net income (loss)	$15,222	$(59,502)	$(24,411)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income (Loss)

Segment results increased $74,724 to net income of $15,222 for Twelve Months 2011 compared to a net loss of $(59,502) for Twelve Months 2010. This increase is mainly due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011.

Total Revenues

Total revenues decreased $6,389, to $70,493 for Twelve Months 2011 compared with $76,882 for Twelve Months 2010. This decrease is primarily due to a decline of $15,823 in realized gains on investments partially offset by $10,055 of increased amortization of deferred gains on disposal of businesses. During 2010 a portion of the deferred gain liability was re-established resulting from refinements to assumptions associated with policy run-off.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $8,755 to $169,193 for Twelve Months 2011 compared with $160,438 for Twelve Months 2010. The increase is primarily attributable to increased claims payable accruals of $6,474 associated with discontinued businesses.

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

Goodwill Impairment

During 2010 and 2009, the Company recorded goodwill impairments of $306,381 and $83,000, respectively. No goodwill impairment was recorded during 2011. The goodwill accounting guidance in effect during 2010 and 2009 required that goodwill be tested for impairment using a two step process. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. During 2011, the Company adopted the amended guidance on intangibles-goodwill and other. This guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test, described above. For the Assurant Specialty Property reporting unit, the Company chose the option to first perform the qualitative assessment. For the Assurant Solutions reporting unit, the Company performed a Step 1 test consistent with prior years. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Factors Affecting Results-Critical Accounting Estimates-Valuation and Recoverability of Goodwill” and Notes 2 and 11 to the Consolidated Financial Statements contained elsewhere in this report for more information.

Investments

The Company had total investments of $14,026,165 and $13,519,848 as of December 31, 2011 and December 31, 2010, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2011		December 31, 2010
Aaa / Aa / A	$6,620,808	59.1%	$6,488,208	61.2%
Baa	3,692,709	33.0%	3,227,216	30.4%
Ba	648,817	5.8%	618,465	5.8%
B and lower	230,265	2.1%	278,663	2.6%

Total	$11,192,599	100.0%	$10,612,552	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2011	2010	2009
Fixed maturity securities	$565,486	$572,909	$558,639
Equity securities	29,645	33,864	38,189
Commercial mortgage loans on real estate	80,903	88,894	92,116
Policy loans	3,102	3,248	3,329
Short-term investments	5,351	5,259	7,933
Other investments	21,326	19,019	17,453
Cash and cash equivalents	7,838	5,577	8,359

Total investment income	713,651	728,770	726,018

Investment expenses	(24,119)	(25,580)	(27,180)

Net investment income	$689,532	$703,190	$698,838

Net investment income decreased $13,658, or 2%, to $689,532 at December 31, 2011 from $703,190 at December 31, 2010. The decrease is due to lower overall investment yields.

Net investment income increased $4,352, or 1%, to $703,190 at December 31, 2010 from $698,838 at December 31, 2009. The increase is due to higher invested assets partially offset by lower investment yields.

The net unrealized gain position increased to $1,074,135 as of December 31, 2011, compared to $617,538 as of December 31, 2010 primarily due to declining U.S. Treasury yields.

As of December 31, 2011, the Company owned $221,742 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $198,734 of municipal securities, with a credit rating of A+ both with and without the guarantee.

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2011 and December 31, 2010. At December 31, 2011 and December 31, 2010, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $164,347 and $154,742, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2011 and December 31, 2010, revenue bonds account for 51% and 48% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, transit, water and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 79% and 80% of the revenue sources, as of December 31, 2011 and December 31, 2010, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2011, approximately 63%, 13%, and 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2010, approximately 60%, 11%, 7%, and 6% of the foreign government securities were held in the Canadian government/provincials, and the governments of Brazil, Germany and the United Kingdom, respectively. No other country represented more than 5% of our foreign government securities as of December 31, 2011 and December 31, 2010.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $868,012 with an unrealized gain of $61,387 at December 31, 2011 and $891,095 with an unrealized gain of $52,282 at December 31, 2010. Approximately 31% and 39% of the corporate European exposure are held in the financial industry at December 31, 2011 and December 31, 2010, respectively. No European country represented more than 5% of the fair value of our corporate securities as of December 31, 2011 and December 31, 2010. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but, held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At December 31, 2011, approximately 2.4% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.7% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 19.2% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

When market observable inputs are unavailable to the pricing service, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources. If the Company cannot corroborate the non-binding broker quotes with Level 2 inputs, these securities are categorized as Level 3.

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

As of December 31, 2011 and 2010, our collateral held under securities lending, of which its use is unrestricted, was $95,221 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,494 and $122,931, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of December 31, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counterparty exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company has engaged in transactions in which securities issued by the U.S. government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). However as of December 31, 2011, the Company has no open transactions. The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged to selected broker/dealers in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, we had $14,370 of receivables under securities loan agreements which are included on the consolidated balance sheets under the collateral held/pledged under securities agreements.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company, and as such, has limited direct operations of its own. Our holding company assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Company—Changes in regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A. M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On October 27, 2011, Standard and Poor’s (“S&P”) revised the outlook on Assurant, Inc’s counterparty credit rating and the financial strength ratings of Assurant’s primary property and casualty ratings to positive from stable. In addition, S&P downgraded the financial strength ratings of Assurant’s primary health subsidiaries from BBB+ to BBB and revised the outlook on these entities to stable from negative. On March 1, 2011, Moody’s Investor Services (“Moody’s”) affirmed Assurant, Inc.’s Senior Debt rating of Baa2 but changed the outlook on this rating to negative from stable. In addition, Moody’s affirmed the financial strength ratings of Assurant’s primary life and health insurance subsidiaries at A3 but changed the outlook on such ratings to negative from stable. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease”. For 2012, the maximum amount of distributions our U.S. insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $504,000. In total, we took dividends or returns of capital, net of infusions, of $523,881 from our subsidiaries during 2011. We anticipate that we will be able to take dividends in 2012 of at least equal to insurance subsidiary earnings.

Liquidity

As of December 31, 2011, we had $764,436 in holding company capital. The Company uses the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $914,949, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $764,436 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding Company from its operating companies were $523,881, $832,300 and 690,099 for the years ended December 31, 2011, 2010 and 2009, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. During 2011, 2010 and 2009 we made share repurchases and paid dividends to our stockholders of $600,314, $602,568 and $101,545, respectively. During Second Quarter 2011 we acquired SureDeposit for $45,080. See Note 3 to the Notes to Consolidated Financial Statements for more information on the SureDeposit acquisition.

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

On January 13, 2012, our Board of Directors declared a quarterly dividend of $0.18 per common share payable on March 12, 2012 to stockholders of record as of February 27, 2012. We paid dividends of $0.18 per common share on December 12, 2011 to stockholders of record as of November 28, 2011, $0.18 per common share on September 13, 2011 to stockholders of record as of August 29, 2011, $0.18 per common share on June 7, 2011 to stockholders of record as of May 23, 2011, and $0.16 per common share on March 14, 2011 to stockholders of record as of February 28, 2011.

Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $805,587 at that date. During the year ended December 31, 2011, the Company repurchased 14,088,540 shares of its outstanding common stock at a cost of $532,648, exclusive of commissions. As of December 31, 2011, $305,392 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

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

As of January 1, 2011, the Assurant Pension Plan’s funded percentage was 106% on a PPA calculated basis. Therefore, benefit and payment restrictions did not occur during 2011. The 2011 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2012. Due to the funding status of the Assurant Pension Plan in 2011, no restrictions will exist before October 2012 (the time that the January 1, 2012 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2012, we do not anticipate any restrictions on benefits for the remainder of 2012.

The Assurant Pension Plan was under-funded by $125,517 and $96,278 (based on the fair value of the assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2011 and 2010, respectively. This equates to an 83% and 85% funded status at December 31, 2011 and 2010, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation, which is partially offset by better than expected asset performance.

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2011, we contributed $40,000 in cash to the Assurant Pension Plan. We expect to contribute $50,000 in cash to the Assurant Pension Plan over the course of 2012. See Note 21 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

The impact of a 25 basis point change in the discount rate on the 2012 projected benefit expense would result in a change of $2,900 for the Assurant Pension Plan and the various non-qualified pension plans and $50 for the retirement health benefit plan. The impact of a 25 basis point change in the expected return on assets assumption on the 2012 projected benefit expense would result in a change of $1,500 for the Assurant Pension Plan and the various non-qualified pension plans and $100 for the retirement health benefits plan.

Commercial Paper Program

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. The Company’s subsidiaries do not maintain separate commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at December 31, 2011, due to outstanding letters of credit.

On September 21, 2011, we entered into a four-year unsecured $350,000 revolving credit agreement (“2011 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Bank of America, N.A. The 2011 Credit Facility replaces the Company’s prior three-year $350,000 revolving credit facility (“2009 Credit Facility”), which was entered into on December 18, 2009 and was scheduled to expire in December 2012. The 2009 Credit Facility terminated upon the effective date of the 2011 Credit Facility. Due to the termination, the Company wrote off $1,407 of unamortized upfront arrangement fees. The 2011 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until September 2015, provided we are in compliance with all covenants. The 2011 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2011 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their current share of the $350,000 facility.

The Company did not use the commercial paper program during the twelve months ended December 31, 2011 and 2010 and there were no amounts relating to the commercial paper program outstanding at December 31, 2011 and December 31, 2010. The Company made no borrowings using either the 2009 or 2011 Credit Facility and no loans were outstanding at December 31, 2011. We had $24,296 of letters of credit outstanding under the 2011 Credit Facility as of December 31, 2011.

The 2011 Credit Facility contains restrictive covenants, all of which were met as of December 31, 2011. These covenants include (but are not limited to):

(i)	Maintenance of a maximum debt to total capitalization ratio on the last day of any fiscal quarter of not greater than 35%, and

(ii)	Maintenance of a consolidated adjusted net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation the “Minimum Amount” is an amount equal to the sum of (a) the base amount $3,146,292 plus (b) 50% of consolidated net income for each fiscal quarter (if positive) ending after June 30, 2011, plus (c) 50% of the net proceeds of any issuance of Capital Stock or Hybrid Securities received after June 30, 2011.

At December 31, 2011, our ratio of debt to total capitalization was 18%, the consolidated Minimum Amount described in (ii) above was $3,267,148 and our actual consolidated adjusted net worth as calculated under the covenant was $4,472,069.

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

Interest on our senior notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $60,188 for the years ended December 31, 2011, 2010 and 2009, respectively. There was $22,570 of accrued interest at December 31, 2011 and 2010, respectively. The senior notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities (1)	$849,633	$540,313	$278,963
Investing activities	(196,588)	(8,876)	141,467
Financing activities	(636,848)	(699,473)	(142,562)

Net change in cash	$16,197	$(168,036)	$277,868

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

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

Net cash provided by operating activities was $849,633 and $540,313 for the years ended December 31, 2011 and 2010, respectively. The increased operating activity cash flow is primarily due to an increase in net written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Net cash provided by operating activities was $540,313 and $278,963 for the years ended December 31, 2010 and 2009, respectively. The increased operating activity cash flow was primarily due to an increase in net written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Investing Activities:

Net cash used in investing activities was $196,588 and $8,876 for the years ended December 31, 2011 and 2010, respectively. The increase in cash used in investing activities is primarily due to the acquisition of SureDeposit during the second quarter of 2011 and changes in our short-term investments and commercial mortgage loans on real estate.

Net cash (used in) provided by investing activities was $(8,876) and $141,467 for the years ended December 31, 2010 and 2009, respectively. The change in investing activities was primarily due to an increase in purchases of fixed maturity securities and changes in our short-term investments.

Financing Activities:

Net cash used in financing activities was $636,848 and $699,473 for the years ended December 31, 2011 and 2010, respectively. The decrease in cash used in financing activities is primarily due to changes in the tax benefit from share-based payment arrangements and the change in obligation under securities lending.

Net cash used in financing activities was $699,473 and $142,562 for the years ended December 31, 2010 and 2009, respectively. The increase in cash used in financing activities was primarily due to increased repurchases of our common stock and changes in our obligation under securities lending.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
Interest paid on mandatory redeemable preferred stock and debt	$60,244	$60,539	$60,569
Common stock dividends	67,385	69,618	69,596

Total	$127,629	$130,157	$130,165

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2011, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2011
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$19,422,821	$1,796,256	$1,640,797	$1,496,135	$14,489,633
Debt and related interest	1,736,626	60,188	592,250	64,125	1,020,063
Operating leases	123,077	27,708	41,474	28,651	25,244
Pension obligations and postretirement benefit	584,016	39,309	88,415	120,412	335,880
Commitments:
Purchase commitments	100,000	100,000	—	—	—
Investment purchases outstanding:	—	—	—	—	—
Commercial mortgage loans on real estate	15,760	15,760	—	—	—
Other investments	555	555	—	—	—
Liability for unrecognized tax benefit	21,563	9,386	8,981	3,196	—

Total obligations and commitments	$22,004,418	$2,049,162	$2,371,917	$1,712,519	$15,870,820

(1)	Insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $8,269,343 and claims and benefits payable of $3,437,119 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $24,296 and $24,946 of letters of credit outstanding as of December 31, 2011 and December 31, 2010, respectively.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rise. Reinvestment risk is primarily associated with the need to reinvest cash flows (primarily coupons and maturities) in an unfavorable lower interest rate environment. In addition, for securities with embedded options such as callable bonds, mortgage-backed securities, and certain asset-backed securities, reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2011
	-100	-50	0	50	100
Total market value	$12,030,637	$11,609,913	$11,192,599	$10,784,614	$10,398,982
% Change in market value from base case	7.49%	3.73%	—	(3.65)%	(7.09)%
$ Change in market value from base case	$838,038	$417,314	—	$(407,985)	$(793,617)

As of December 31, 2010
	-100	-50	0	50	100
Total market value	$11,388,823	$10,995,378	$10,612,552	$10,246,251	$9,900,718
% Change in market value from base case	7.31%	3.61%	—%	(3.45)%	(6.71)%
$ Change in market value from base case	$776,271	$382,826	$—	$(366,301)	$(711,834)

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

The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2011
	-100	-50	0	50	100
Portfolio yield	5.52%	5.58%	5.63%	5.68%	5.74%
Basis point change in portfolio yield	(0.11)%	(0.05)%	—%	0.05%	0.11%

As of December 31, 2010
	-100	-50	0	50	100
Portfolio yield	5.63%	5.69%	5.76%	5.83%	5.89%
Basis point change in portfolio yield	(0.13)%	(0.07)%	—%	0.07%	0.13%

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2011		December 31, 2010
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$6,620,808	59%	$6,488,208	61%
Baa	3,692,709	33%	3,227,216	30%
Ba	648,817	6%	618,465	6%
B and lower	230,265	2%	278,663	3%

Total	$11,192,599	100%	$10,612,552	100%

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

The Company had $5,411,064 and $4,997,316 of reinsurance recoverables as of December 31, 2011 and 2010, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,153,681 and $2,471,225 as of December 31, 2011 and $1,185,687 and $2,303,221 as of December 31, 2010, relating to two large coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A and A+, respectively. As of December 31, 2011, A.M. Best maintained a stable outlook on the financial strength ratings of John Hancock and The Hartford. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “—We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing Companies were to become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 7% of Assurant preneed insurance policies, with reserves of $300,548 and $316,033 as of December 31, 2011 and 2010, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. However, total invested assets denominated in currencies other than the Canadian dollar were approximately 2% of our total invested assets at December 31, 2011 and 2010.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,518,295 and $1,399,042 of the total as of December 31, 2011 and 2010, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2011
Foreign exchange spot rate at December 31, 2011, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$11,040,764	$11,116,682	$11,192,599	$11,268,516	$11,344,434
% change of market value from base case	(1.36)%	(0.68)%	—%	0.68%	1.36%
$ change of market value from base case	$(151,835)	$(75,917)	$—	$75,917	$151,835

As of December 31, 2010
Foreign exchange spot rate at December 31, 2010, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$10,472,648	$10,542,600	$10,612,552	$10,682,504	$10,752,456
% change of market value from base case	(1.32)%	(0.66)%	—%	0.66%	1.32%
$ change of market value from base case	$(139,904)	$(69,952)	$—	$69,952	$139,904

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, please see “Item 1A—Risk Factors-Risk Related to Our Company—Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.” The following tables summarize the results of this analysis on our reported net income as of the dates indicated:

Foreign Exchange Movement Analysis Of Net Income
As of December 31, 2011
Foreign exchange daily average rate for the year ended December 31, 2011, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$540,687	$543,263	$545,839	$548,415	$550,991
% change of net income from base case	(0.94)%	(0.47)%	—%	0.47%	0.94%
$ change of net income from base case	$(5,152)	$(2,576)	$—	$2,576	$5,152

As of December 31, 2010

Foreign exchange daily average rate for the year ended December 31, 2010. US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$274,761	$276,969	$279,177	$281,385	$283,593
% change of net income from base case	(1.58)%	(0.79)%	—%	0.79%	1.58%
$ change of net income from base case	$(4,416)	$(2,208)	$—	$2,208	$4,416

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

In accordance with the guidance on embedded derivatives, we have bifurcated the modified coinsurance agreement with The Hartford into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value in the consolidated balance sheets. The invested assets related to this modified coinsurance agreement are included in other investments in the consolidated balance sheets.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The management of Assurant is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Assurant’s disclosure controls and procedures. Based on that evaluation, management concluded that Assurant’s disclosure controls and procedures as of December 31, 2011, were effective to provide reasonable assurance that information required to be disclosed by Assurant in the reports Assurant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2011 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in our upcoming 2012 Proxy Statement (“2012 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2012 Proxy Statement, under the caption “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2012 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee in the 2012 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information in the 2012 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2012 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2012 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2012 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2012 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 5, 2010).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Senior Debt Indenture, dated as of February 18, 2004, between Assurant, Inc. and U.S. Bank National Association, successor to SunTrust Bank, as trustee (incorporated by reference from Exhibit 10.27 to the Registrant’s Form 10-K, originally filed on March 30, 2004).

4.3	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2011 (incorporated by reference from Exhibit 10.25 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 5, 2010).*

10.4	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on June 14, 2011).*

10.5	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.6	Form of Amendment, dated April 4, 2011, to Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.7	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.8	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.9	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

Exhibit Number	Exhibit Description

10.10	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.11	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.12	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.13	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.14	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.15	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012.*

10.16	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.17	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.18	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from
Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.19	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from
Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.20	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan.*

10.21	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.22	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.23	Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012.*

10.24	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.25	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

Exhibit Number	Exhibit Description

10.26	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.27	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.28	Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012.*

10.29	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.30	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.31	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.32	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.33	Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009.*

10.34	Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010.*

10.35	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.36	Amendment No. 1 to the Assurant Executive 401(k) Plan, effective as of January 1, 2009.*

10.37	Amendment No. 2 to the Assurant Executive 401(k) Plan, effective as of January 1, 2010.*

10.38	Amendment No. 3 to the Assurant Executive 401(k) Plan, effective as of January 1, 2012.*

10.39	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.40	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.41	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.42	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.43	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

Exhibit Number	Exhibit Description

10.44	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.1 to the Registrant’s
Form 8-K, originally filed on May 5, 2009).

10.45	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.2 to the Registrant’s
Form 8-K, originally filed on May 5, 2009).

10.46	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.47	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.48	Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2011.

12.2	Computation of Other Ratios as of December 31, 2011.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2012.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 23, 2012.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. PENINGER Michael J. Peninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* Elaine D. Rosen	Non-Executive Board Chair

* Howard L. Carver	Director

* Juan N. Cento	Director

* Elyse Douglas	Director

* Lawrence V. Jackson	Director

* David B. Kelso	Director

* Charles J. Koch	Director

* H. Carroll Mackin	Director

* Paul J. Reilly	Director

* Robert W. Stein	Director

Signature	Title

* John A.C. Swainson	Director

*By:	/S/ MICHAEL J. PENINGER
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 22, 2012

Assurant, Inc.

Consolidated Balance Sheets

At December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$10,123,429 in 2011 and $10,009,320 in 2010 )	$11,192,599	$10,612,552
Equity securities available for sale, at fair value (cost—$357,411 in 2011 and $452,648 in 2010)	362,376	466,954
Commercial mortgage loans on real estate, at amortized cost	1,309,687	1,320,964
Policy loans	54,192	56,142
Short-term investments	441,383	358,702
Collateral held/pledged under securities agreements	95,221	136,589
Other investments	570,707	567,945

Total investments	14,026,165	13,519,848

Cash and cash equivalents	1,166,713	1,150,516
Premiums and accounts receivable, net	649,122	542,927
Reinsurance recoverables	5,411,064	4,997,316
Accrued investment income	153,783	147,069
Deferred acquisition costs	2,632,720	2,493,422
Property and equipment, at cost less accumulated depreciation	242,908	267,169
Deferred income taxes, net	—	76,430
Goodwill	639,097	619,779
Value of business acquired	71,014	82,208
Other intangible assets, net	303,832	311,509
Other assets	124,298	188,454
Assets held in separate accounts	1,694,729	2,000,371

Total assets	$27,115,445	$26,397,018

Liabilities
Future policy benefits and expenses	$8,269,343	$8,105,153
Unearned premiums	5,482,017	5,063,999
Claims and benefits payable	3,437,119	3,351,169
Commissions payable	260,022	275,409
Reinsurance balances payable	130,144	104,333
Funds held under reinsurance	64,413	65,894
Deferred gain on disposal of businesses	134,033	154,493
Obligation under securities agreements	95,494	137,212
Accounts payable and other liabilities	1,486,026	1,339,582
Deferred income taxes, net	32,460	—
Tax payable	30,431	41,702
Debt	972,278	972,164
Mandatorily redeemable preferred stock	—	5,000
Liabilities related to separate accounts	1,694,729	2,000,371

Total liabilities	22,088,509	21,616,481

Commitments and contingencies (Note 25)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 88,524,374 and 102,000,371 shares outstanding at December 31, 2011 and 2010, respectively	1,464	1,453
Additional paid-in capital	3,025,477	2,993,957
Retained earnings	3,742,479	3,264,025
Accumulated other comprehensive income	554,867	285,524
Treasury stock, at cost; 57,433,178 and 43,344,638 shares at December 31, 2011 and 2010, respectively	(2,297,351)	(1,764,422)

Total stockholders’ equity	5,026,936	4,780,537

Total liabilities and stockholders’ equity	$27,115,445	$26,397,018

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations

Years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$7,125,368	$7,403,039	$7,550,335
Net investment income	689,532	703,190	698,838
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	40,416	59,570	(14,937)
Total other-than-temporary impairment losses	(8,183)	(10,244)	(35,905)
Portion of gain recognized in other comprehensive income, before taxes	347	(923)	(2,755)

Net other-than-temporary impairment losses recognized in earnings	(7,836)	(11,167)	(38,660)
Amortization of deferred gain on disposal of businesses	20,461	10,406	22,461
Fees and other income	404,863	362,684	482,464

Total revenues	8,272,804	8,527,722	8,700,501

Benefits, losses and expenses
Policyholder benefits	3,755,209	3,640,978	3,867,982
Amortization of deferred acquisition costs and value of business acquired	1,448,575	1,521,238	1,601,880
Underwriting, general and administrative expenses	2,293,705	2,392,035	2,377,364
Interest expense	60,360	60,646	60,669
Goodwill impairment	—	306,381	83,000

Total benefits, losses and expenses	7,557,849	7,921,278	7,990,895

Income before provision for income taxes	714,955	606,444	709,606
Provision for income taxes	169,116	327,267	279,032

Net income	$545,839	$279,177	$430,574

Earnings per share
Basic	$5.65	$2.52	$3.65
Diluted	$5.58	$2.50	$3.63
Dividends per share	$0.70	$0.63	$0.59
Share data:
Weighted average shares outstanding used in basic per share calculations	96,626,306	110,632,551	118,036,632
Plus: Dilutive securities	1,169,003	840,663	459,008

Weighted average shares used in diluted per share calculations	97,795,309	111,473,214	118,495,640

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net income	$545,839	$279,177	$430,574

Other comprehensive income:
Change in unrealized gains(losses) on securities, net of taxes of $(152,180), $(109,263) and $(353,445), respectively	300,518	218,705	708,309
Change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(1,518), $(3,388) and $(7,556), respectively	2,819	6,292	14,033
Changes in foreign currency translation, net of taxes of $2,522, $(6,803) and $(17,551), respectively	(23,888)	8,186	69,856
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $5,439, $7,303 and $6,579, respectively	(10,106)	(13,584)	(12,210)

Total other comprehensive income	269,343	219,599	779,988

Total comprehensive income	$815,182	$498,776	$1,210,562

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

At December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
	(in thousands except number of shares)
Balance, January 1, 2009	$1,443	$2,928,160	$2,650,371	$(670,946)	$(1,199,523)	$3,709,505

Stock plan exercises	4	6,225	—	—	—	6,229
Stock plan compensation expense	—	30,288	—	—	—	30,288
Change in tax benefit from share-based payment arrangements	—	(1,790)	—	—	—	(1,790)
Dividends	—	—	(69,596)	—	—	(69,596)
Acquisition of common stock	—	—	—	—	(31,949)	(31,949)
Cumulative effect of change in accounting principles (Note 2)	—	—	43,117	(43,117)	—	—
Net income	—	—	430,574	—	—	430,574
Other comprehensive income	—	—	—	779,988	—	779,988

Balance, December 31, 2009	$1,447	$2,962,883	$3,054,466	$65,925	$(1,231,472)	$4,853,249

Stock plan exercises	6	3,195	—	—	—	3,201
Stock plan compensation expense	—	34,591	—	—	—	34,591
Change in tax benefit from share-based payment arrangements	—	(6,712)	—	—	—	(6,712)
Dividends	—	—	(69,618)	—	—	(69,618)
Acquisition of common stock	—	—	—	—	(532,950)	(532,950)
Net income	—	—	279,177	—	—	279,177
Other comprehensive income	—	—	—	219,599	—	219,599

Balance, December 31, 2010	$1,453	$2,993,957	$3,264,025	$285,524	$(1,764,422)	$4,780,537

Stock plan exercises	11	(2,101)	—	—	—	(2,090)
Stock plan compensation expense	—	36,888	—	—	—	36,888
Change in tax benefit from share-based payment arrangements	—	(3,267)	—	—	—	(3,267)
Dividends	—	—	(67,385)	—	—	(67,385)
Acquisition of common stock	—	—	—	—	(532,929)	(532,929)
Net income	—	—	545,839	—	—	545,839
Other comprehensive income	—	—	—	269,343	—	269,343

Balance, December 31, 2011	$1,464	$3,025,477	$3,742,479	$554,867	$(2,297,351)	$5,026,936

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities
Net income	$545,839	$279,177	$430,574
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(417,693)	(761,453)	(212,187)
Change in premiums and accounts receivable	(105,171)	(35,318)	2,657
Change in deferred acquisition costs and value of business acquired	(159,409)	49,797	254,374
Change in other intangible assets	(31,585)	(83,303)	(42,849)
Change in accrued investment income	(7,532)	9,844	(6,896)
Change in insurance policy reserves and expenses	737,454	578,714	(185,053)
Change in accounts payable and other liabilities	124,658	(58,361)	(137,791)
Change in commissions payable	(14,364)	56,075	(18,514)
Change in reinsurance balances payable	25,730	7,738	5,330
Change in funds held under reinsurance	(285)	(4,191)	26,304
Change in securities classified as trading	32,777	(7,889)	15,566
Change in income taxes	26,954	(26,345)	5,623
Change in tax valuation allowance	(80,584)	9,049	(16,715)
Amortization of deferred gain on disposal of businesses	(20,460)	(10,406)	(22,461)
Depreciation and amortization	129,391	126,602	113,799
Net realized (gains) losses on investments	(32,580)	(48,403)	53,597
Stock based compensation expense	36,888	34,591	30,288
Change in tax benefit from share-based payment arrangements	3,267	6,712	1,790
Goodwill impairment	—	306,381	83,000
Other intangible asset impairment	—	47,612	—
Other	62,009	64,119	(110,511)

Net cash provided by operating activities	855,304	540,742	269,925

Investing activities
Sales of:
Fixed maturity securities available for sale	1,556,894	1,774,912	1,315,003
Equity securities available for sale	120,445	94,798	78,030
Other invested assets	50,600	51,812	31,117
Property and equipment and other	3,823	380	1,548
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	949,950	867,850	624,113
Commercial mortgage loans on real estate	96,552	127,814	90,523
Purchase of:
Fixed maturity securities available for sale	(2,643,277)	(2,921,075)	(2,123,394)
Equity securities available for sale	(34,556)	(23,702)	(48,935)
Commercial mortgage loans on real estate	(88,649)	(36,226)	(18,400)
Other invested assets	(66,499)	(76,157)	(49,957)
Property and equipment and other	(35,747)	(51,211)	(55,885)
Subsidiaries and warranty business, net of cash transferred (1)	(45,080)	(11,560)	4,923
Change in short-term investments	(90,368)	95,768	254,590
Change in policy loans	1,887	373	1,964
Change in collateral held/pledged under securities agreements	27,437	97,348	36,227

Net cash (used in) provided by investing activities	(196,588)	(8,876)	141,467

Assurant, Inc.

Consolidated Statement of Cash Flows—(Continued)

Years Ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Financing activities
Repayment of mandatorily redeemable preferred stock	(5,000)	(3,160)	(3,000)
Change in tax benefit from share-based payment arrangements	(3,267)	(6,712)	(1,790)
Acquisition of common stock	(533,848)	(522,546)	(31,949)
Dividends paid	(67,385)	(69,618)	(69,596)
Change in obligation under securities agreements	(27,437)	(97,348)	(36,227)
Change in receivables under securities loan agreements	14,370	(14,370)	—
Change in obligations to return borrowed securities	(14,281)	14,281	—

Net cash used in financing activities	(636,848)	(699,473)	(142,562)

Effect of exchange rate changes on cash and cash equivalents	(5,671)	(429)	9,038

Change in cash and cash equivalents	16,197	(168,036)	277,868
Cash and cash equivalents at beginning of period	1,150,516	1,318,552	1,040,684

Cash and cash equivalents at end of period	$1,166,713	$1,150,516	$1,318,552

Supplemental information:
Income taxes paid, net of refunds	$218,372	$341,148	$328,264
Interest paid on mandatorily redeemable preferred stock and debt	$60,244	$60,539	$60,569

(1)	2011 includes the acquisition of SureDeposit. 2010 includes three acquisitions that individually and in the aggregate are immaterial. 2009 includes the acquisition of a block of business from Shenandoah Life Insurance Company (acquired through reinsurance agreement on October 1, 2009). See Note 3 for more information.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The items on the Company’s balance sheets affected by the use of estimates include but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates recorded. The Company believes all amounts reported are reasonable and adequate.

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

Comprehensive Income

Comprehensive income is comprised of net income, net unrealized gains and losses on foreign currency translation, net unrealized gains and losses on securities classified as available for sale, net unrealized gains and losses on other-than-temporarily impaired securities and expenses for pension and post-retirement plans, less deferred income taxes.

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

Fair Value

The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 5 for further information.

Investments

Fixed maturity and equity securities are classified as available-for-sale, as defined in the investments guidance, and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. Net unrealized gains and losses on securities classified as available-for-sale, less deferred income taxes, are included in AOCI.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience, loan groupings that have probable and estimable losses and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Indicative factors of impairment include, but are not limited to, whether the loan is current, the value of the collateral and the financial position of the borrower. If a loan is individually impaired, the Company uses one of the following valuation methods based on the individual loans’ facts and circumstances to measure the impairment amount: (1) the present value of expected future cash flows, (2) the loan’s observable market price, or (3) the fair value of collateral. Changes in the allowance for loan losses are recorded in net realized losses on investments, excluding other-than-temporary impairment losses.

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

The Company has engaged in collateralized transactions in which securities issued by the U.S. government, government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). However, as of December 31, 2011, the Company has no open transactions. The Company enters into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. Collateral pledged in these securities lending transactions is reported at the amount pledged plus accrued interest. The obligations to return the securities that we no longer hold are financial liabilities reported at fair value with the changes in value reported as realized gains or losses.

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

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities, aggregated by issuer, whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write-down list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. See Note 4 for further information.

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

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds, thus a credit exposure exists to the extent that any reinsurer is unable to meet the obligation assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and holds collateral (in the form of funds withheld, trusts, and letters of credit) as security under the reinsurance agreements. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions.

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

Acquisition costs relating to group worksite insurance products consist primarily of first year commissions to brokers and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after January 1, 2009, universal life insurance policies, and investment-type annuities (no longer offered), DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Acquisition costs relating to group term life, group disability, group dental, and group vision consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

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

At the time of the annual goodwill test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. The Company is required to perform step one if it determines qualitatively that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Otherwise, no further testing is required.

If the Company does not take the option to perform the qualitative assessment or the qualitative assessment performed indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value, the Company will then compare the estimated fair value of the reporting unit with its net book value (“Step 1”). If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we perform a second test to measure the amount of impairment, if any. To determine the amount of any impairment, we determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination (“Step 2”). Specifically, we determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

In the fourth quarter of 2011, the Company chose the option to first perform a qualitative assessment for our Assurant Specialty Property reporting unit. Based on this assessment, the Company determined that it was more likely than not that the reporting unit’s fair value was more than its carrying amount, therefore further impairment testing was not necessary. For our Assurant Solutions reporting unit we performed Step 1 and concluded that the estimated fair value of the reporting unit exceeded its respective book value and therefore goodwill was not impaired. For 2011, the Assurant Employee Benefits and Assurant Health reporting units did not have goodwill.

In the fourth quarter of 2010, we conducted our annual assessment of goodwill. Based on the results of the 2010 assessment, the Company concluded that the net book values of the Assurant Employee Benefits and Assurant Health reporting units exceeded their estimated fair values and therefore performed a Step 2 test. Based on the results of the Step 2 test, the Company recorded impairment charges of $102,078 and $204,303 related to the Assurant Employee Benefits and Assurant Health reporting units, respectively. These impairments reflected the effects of the Affordable Care Act, the low interest rate environment, continuing high unemployment, the slow pace of the economic recovery and increased net book value primarily related to their investment portfolios. For 2010, the estimated fair value of Assurant Solutions and Assurant Specialty Property exceeded their respective net book values and therefore goodwill was not impaired.

Value of Businesses Acquired

VOBA is an identifiable intangible asset representing the value of the insurance businesses acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses and investment returns at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, preneed life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected lifetime of the policies.

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2011 and 2010 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Other Assets

Other assets primarily include prepaid items.

Other Intangible Assets

Other intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives. Other intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. Impairment exists if the carrying amount of the indefinite-lived other intangible asset exceeds its fair value. For other intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators (“triggers”) of impairment identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company does perform an annual impairment test for other intangible assets with finite lives even if there are no triggers present. There were no material impairment charges related to finite-lived other intangible assets in 2011. In 2010, the Company recorded an impairment charge of $47,612 related to finite-lived other intangible assets. For both 2011 and 2010, there were no impairment charges for indefinite-lived other intangible assets.

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

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on facts and circumstances known at the time of calculation. The adequacy of reserves may be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including but not limited to: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

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

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered, policies disposed of via reinsurance (Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) contracts), group worksite policies, certain group short-term disability policies and certain medical policies.

Future policy benefits and expense reserves for LTC, certain life and annuity insurance policies no longer offered, a majority of individual medical policies issued prior to 2003, certain medical contracts issued from 2003 through 2006, individual voluntary limited benefit health policies issued in 2007 and later, the traditional life insurance contracts within FFG and group worksite contracts are equal to the present value of future benefits to policyholders plus related expenses less the present value of the future net premiums. These amounts are estimated based on assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

Reserves for group worksite policies, also include case reserves and incurred but not reported (“IBNR”) reserves which equal the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

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

Medical Loss Ratio Rebate Unearned Premium Reserve

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) was signed into law in March 2010. One provision of the Affordable Care Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the HHS, are less than the required MLR, premium rebates are payable to the policyholders by August 1 of the subsequent year.

Assurant Health has estimated its 2011 impact of this regulation and recorded a premium rebate accrual of $41,589 for Twelve Months 2011. The premium rebate accrual was based on definitions and calculation methodologies outlined in the HHS Interim Final Regulation released December 1, 2010, Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. Additionally, the premium rebate accrual was based on separate projection models for the individual medical and small group businesses using projections of expected premiums, claims, and enrollment by state, legal entity, and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes. Further emerging regulations and interpretations from HHS as well as additional claims data for 2011 dates of service received through March 31, 2012 could cause the actual premium rebate to differ. We will not know the actual premium rebate amount with certainty until mid-2012; it will be based on actual premium and claim experience for all of 2011. The estimated liability may also need to be adjusted for any further regulatory clarifications or transition relief granted for states in which we do business. The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Deferred Gain on Disposal of Businesses

The Company recorded a deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company, and adjusts the revenue recognized accordingly. Based on the Company’s annual review in the fourth quarter of 2011, there were no adjustments to the estimates affecting the deferred gain. In the fourth quarter of 2010, the Company re-established $8,158 of the FFG deferred gain based on its annual review.

Debt

The Company reports debt net of unamortized discount or premium. Interest expense related to debt is expensed as incurred.

The Company reports mandatorily redeemable preferred stock equal to its redemption value.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts which are actively being sold are preneed life insurance and certain group worksite insurance policies. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies issued prior to 2009, revenues are recognized when due from policyholders. For preneed life insurance policies with discretionary death benefit growth issued after 2008 and for preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized ratably as earned income over the premium-paying periods of the policies for the group worksite insurance products and certain group short-term disability policies.

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

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical, dental, vision, property and warranty, credit life and disability, and extended service contracts and individual medical contracts issued from 2003 through 2006 in most jurisdictions and in all jurisdictions after 2006.

Reinstatement premiums for reinsurance are netted against net earned premiums and other considerations in the consolidated statements of operations.

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

Contingencies

The Company evaluates each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Recent Accounting Pronouncements—Adopted

On December 31, 2011, the Company adopted the new guidance related to the presentation of comprehensive income. This guidance provides two alternatives for presenting comprehensive income. An entity can report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are displayed under either alternative. The statement(s) are to be presented with equal prominence as the other primary financial statements. The new guidance eliminates the Company’s previously applied option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The guidance does not change the items that constitute net income or other comprehensive income, and does not change when an item of other comprehensive income must be reclassified to net income. The Company chose to early adopt this guidance and therefore is reporting comprehensive income in a separate but consecutive statement, with full retrospective application as required by the guidance. The adoption of the new presentation requirements did not have an impact on the Company’s financial position or results of operations.

On October 1, 2011, the Company adopted the amended intangibles-goodwill and other guidance. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amended guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company chose to early adopt the revised standard and applied the amended guidance to its fourth quarter annual goodwill impairment test. The adoption of the amended guidance results in a change to the procedures for assessing goodwill impairment and did not have an impact on the Company’s financial position or results of operations. See Notes 2 and 10 for more information.

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

On January 1, 2010, the Company adopted the guidance on transfers of financial assets. This guidance amended the derecognition guidance and eliminated the exemption from consolidation for qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2010, the Company adopted the guidance on the accounting for a variable interest entity (“VIE”). This guidance amended the consolidation guidance applicable to VIEs to require a qualitative assessment in the determination of the primary beneficiary of the VIE, to require an ongoing reconsideration of the primary beneficiary, to amend the events that trigger a reassessment of whether an entity is a VIE and to change the consideration of kick-out rights in determining if an entity is a VIE. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On July 1, 2009, the Company adopted the guidance that established a single source of authoritative accounting and reporting guidance recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities (the “Codification”). The Codification did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative. The adoption of the new guidance did not have an impact on the Company’s financial position or results of operations. References to accounting guidance contained in the Company’s consolidated financial statements and disclosures have been updated to reflect terminology consistent with the Codification.

On April 1, 2009, the Company adopted the OTTI guidance. This guidance amended the previous guidance for debt securities and modified the presentation and disclosure requirements for debt and equity securities. In addition, it amended the requirement for an entity to positively assert the intent and ability to hold a debt security to recovery to determine whether an OTTI exists and replaced this provision with the assertion that an entity does not intend to sell or it is not more likely than not that the entity will be required to sell a security prior to recovery of its amortized cost basis. Additionally, this guidance modified the presentation of certain OTTI debt securities to only present the impairment loss within the results of operations that represents the credit loss associated with the OTTI with the remaining impairment loss being presented within other comprehensive income (loss) (“OCI”). At adoption, the Company recorded a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI securities which resulted in an increase of $43,117 (after-tax) in retained earnings and a decrease of $43,117 (after-tax) in AOCI. See Note 4 for further information.

On January 1, 2009, the Company adopted the earnings per share guidance on participating securities and the two class method. The guidance requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as participating securities. Therefore, the Company’s restricted stock and restricted stock units which have non-forfeitable rights to dividends are included in calculating basic and diluted earnings per share under the two-class method. All prior period earnings per share data presented have been adjusted retrospectively. The adoption of the new guidance did not have a material impact on the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2009. See Note 23 for further information.

Recent Accounting Pronouncements—Not Yet Adopted

In July 2011, the FASB issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

In May 2011, the FASB issued amendments to existing guidance on fair value measurement to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in the fair value accounting guidance. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. The amendments are to be applied prospectively. The adoption of this amended guidance will not have an impact on the Company’s financial position and results of operations.

In October 2010, the FASB issued amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, acquisition costs are defined as costs that are directly related to the successful acquisition of new or renewal insurance contracts. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Therefore, the Company is required to adopt this guidance on January 1, 2012. Prospective application as of the date of adoption is required; however, retrospective application to all prior periods presented upon the date of adoption is permitted, but not required. The Company has chosen to adopt the guidance retrospectively. This will result in a reduction in our deferred acquisition cost asset. It will also cause an increase in our liability for future policy benefits and expenses for certain preneed policies whose reserves are calculated utilizing deferred acquisition costs. There will also be a decrease in the amortization associated with the previously deferred acquisition costs. We are evaluating the full effects of implementing the amended guidance, but we currently estimate that the cumulative effect adjustment that will result from our retrospective adoption will reduce the opening balance of stockholders’ equity between $140,000 and $150,000 in the year of adoption, net of the related tax benefit. This estimate is preliminary in nature and the actual amount of the reduction may be above or below the range. We currently estimate the adoption of these amendments will result in immaterial changes in net income in 2011 and in the years preceding 2011 to which the retrospective adoption will be applied. The amendments are generally more restrictive with regard to which costs can be deferred and may impact the pattern of reported income for certain products. Due to our overall mix of business we do not currently expect the amendments to cause material changes to net income.

3. Business Combinations

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

There were three acquisitions made in 2010 that individually and in the aggregate were immaterial.

On October 1, 2009, the Company acquired, through a reinsurance agreement, a block of business from Shenandoah Life Insurance Company (“Shenandoah”). The Company assumed, on a coinsurance basis, 100% of the group life, disability, dental and vision insurance business in-force with Shenandoah. There were no goodwill or intangible assets associated with this agreement.

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value and OTTI of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$148,379	$8,987	$(26)	$157,340	$—
States, municipalities and political subdivisions	832,788	96,536	(301)	929,023	—
Foreign governments	647,133	78,148	(1,368)	723,913	—
Asset-backed	30,681	2,072	(320)	32,433	1,118
Commercial mortgage-backed	82,184	5,840	—	88,024	—
Residential mortgage-backed	841,488	56,364	(633)	897,219	8,240
Corporate	7,540,776	882,628	(58,757)	8,364,647	14,313

Total fixed maturity securities	$10,123,429	$1,130,575	$(61,405)	$11,192,599	$23,671

Equity securities:
Common stocks	$14,037	$2,018	$(54)	$16,001	$—
Non-redeemable preferred stocks	343,374	28,141	(25,140)	346,375	—

Total equity securities	$357,411	$30,159	$(25,194)	$362,376	$—

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$244,659	$6,050	$(1,198)	$249,511	$—
States, municipalities and political subdivisions	829,923	39,568	(4,657)	864,834	—
Foreign governments	617,164	32,789	(1,418)	648,535	—
Asset-backed	39,310	2,524	(84)	41,750	1,016
Commercial mortgage-backed	102,312	4,670	(11)	106,971	—
Residential mortgage-backed	764,884	36,842	(4,998)	796,728	4,741
Corporate	7,411,068	541,720	(48,565)	7,904,223	13,576

Total fixed maturity securities	$10,009,320	$664,163	$(60,931)	$10,612,552	$19,333

Equity securities:
Common stocks	$5,545	$1,029	$(8)	$6,566	$—
Non-redeemable preferred stocks	447,103	32,238	(18,953)	460,388	—

Total equity securities	$452,648	$33,267	$(18,961)	$466,954	$—

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2011 and December 31, 2010. At December 31, 2011 and December 31, 2010, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $164,347 and $154,742, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2011 and December 31, 2010, revenue bonds account for 51% and 48% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, transit, water and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 79% and 80% of the revenue sources, as of December 31, 2011 and December 31, 2010, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2011, approximately 63%, 13%, and 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2010, approximately 60%, 11%, 7%, and 6% of the foreign government securities were held in the Canadian government/provincials, and the governments of Brazil, Germany and the United Kingdom, respectively. No other country represented more than 5% of our foreign government securities as of December 31, 2011 and December 31, 2010.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $868,012 with an unrealized gain of $61,387 at December 31, 2011 and $891,095 with an unrealized gain of $52,282 at December 31, 2010. Approximately 31% and 39% of the corporate European exposure are held in the financial industry at December 31, 2011 and December 31, 2010, respectively. No European country represented more than 5% of the fair value of our corporate securities as of December 31, 2011 and December 31, 2010. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but, held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$386,017	$391,093
Due after one year through five years	2,076,156	2,191,960
Due after five years through ten years	2,430,237	2,627,672
Due after ten years	4,276,666	4,964,198

Total	9,169,076	10,174,923
Asset-backed	30,681	32,433
Commercial mortgage-backed	82,184	88,024
Residential mortgage-backed	841,488	897,219

Total	$10,123,429	$11,192,599

Major categories of net investment income were as follows:

	Years Ended December 31,
	2011	2010	2009
Fixed maturity securities	$565,486	$572,909	$558,639
Equity securities	29,645	33,864	38,189
Commercial mortgage loans on real estate	80,903	88,894	92,116
Policy loans	3,102	3,248	3,329
Short-term investments	5,351	5,259	7,933
Other investments	21,326	19,019	17,453
Cash and cash equivalents	7,838	5,577	8,359

Total investment income	713,651	728,770	726,018

Investment expenses	(24,119)	(25,580)	(27,180)

Net investment income	$689,532	$703,190	$698,838

No material investments of the Company were non-income producing for the years ended December 31, 2011, 2010 and 2009.

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Years Ended December 31,
	2011	2010	2009
Proceeds from sales	$1,679,553	$1,867,797	$1,396,027
Gross realized gains	57,120	65,861	50,186
Gross realized losses	20,925	8,286	55,982

For securities sold at a loss during 2011, the average period of time these securities were trading continuously at a price below book value was approximately 22 months.

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Years Ended December 31,
	2011	2010	2009
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$44,924	$53,880	$17,651
Equity securities	(7,010)	5,207	(20,931)
Commercial mortgage loans on real estate	336	(16,710)	(10,219)
Other investments	2,166	17,193	(1,438)

Total net realized gains (losses) related to sales	40,416	59,570	(14,937)

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(7,780)	(10,607)	(23,238)
Equity securities	(21)	(560)	(14,555)
Other investments	(35)	—	(867)

Total net realized losses related to other-than-temporary impairments	(7,836)	(11,167)	(38,660)

Total net realized gains (losses)	$32,580	$48,403	$(53,597)

Other-Than-Temporary Impairments

The Company adopted the OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors ( e.g. , interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the twelve months ended December 31, 2011 and 2010, the Company recorded $8,183 and $10,244, respectively, of OTTI, of which $7,836 and $11,167 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $347 and $(923), respectively, related to all other factors and was recorded as an unrealized loss (gain) component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Year ended December 31,
	2011	2010	2009
Balance, beginning of year	$105,245	$108,053	$—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,455	2,508	1,464
Credit losses remaining in retained earnings related to the adoption of OTTI guidance effective April 1, 2009	—	—	119,022
Additions for credit loss impairments recognized in the current period on securities previously impaired	1,598	2,777	6,900
Reductions for securities which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security	—	(116)	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(669)	(380)	(433)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,539)	(7,597)	(18,900)

Balance, end of year	$103,090	$105,245	$108,053

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$8,852	$(26)	$—	$—	$8,852	$(26)
States, municipalities and political subdivisions	—	—	5,503	(301)	5,503	(301)
Foreign governments	31,125	(150)	9,443	(1,218)	40,568	(1,368)
Asset-backed	2,624	(320)	—	—	2,624	(320)
Residential mortgage-backed	43,141	(513)	2,368	(120)	45,509	(633)
Corporate	718,815	(32,899)	176,279	(25,858)	895,094	(58,757)

Total fixed maturity securities	$804,557	$(33,908)	$193,593	$(27,497)	$998,150	$(61,405)

Equity securities:
Common stocks	$1,174	$(54)	$—	$—	$1,174	$(54)
Non-redeemable preferred stocks	51,577	(4,499)	85,704	(20,641)	137,281	(25,140)

Total equity securities	$52,751	$(4,553)	$85,704	$(20,641)	$138,455	$(25,194)

	December 31, 2010
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$105,597	$(1,198)	$—	$—	$105,597	$(1,198)
States, municipalities and political subdivisions	136,578	(3,520)	10,743	(1,137)	147,321	(4,657)
Foreign governments	97,725	(538)	9,902	(880)	107,627	(1,418)
Asset-backed	2,865	(84)	—	—	2,865	(84)
Commercial mortgage-backed	4,754	(11)	—	—	4,754	(11)
Residential mortgage-backed	168,942	(4,907)	1,982	(91)	170,924	(4,998)
Corporate	753,340	(21,674)	310,107	(26,891)	1,063,447	(48,565)

Total fixed maturity securities	$1,269,801	$(31,932)	$332,734	$(28,999)	$1,602,535	$(60,931)

Equity securities:
Common stocks	$479	$(8)	$—	$—	$479	$(8)
Non-redeemable preferred stocks	46,336	(2,791)	146,361	(16,162)	192,697	(18,953)

Total equity securities	$46,815	$(2,799)	$146,361	$(16,162)	$193,176	$(18,961)

Total gross unrealized losses represent less than 8% and 5% of the aggregate fair value of the related securities at December 31, 2011 and 2010, respectively. Approximately 44% and 43% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2011 and 2010, respectively. The total gross unrealized losses are comprised of 389 and 457 individual securities at December 31, 2011 and 2010, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2011 and 2010. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2011, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in non-redeemable preferred stocks and in the financial industry of the Company’s corporate fixed maturity securities. For these concentrations, gross unrealized losses of twelve months or more were $41,486, or 86%, of the total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of December 31, 2011, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of December 31, 2011, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2011, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$11,370	$11,037
Due after one year through five years	204,135	196,090
Due after five years through ten years	329,876	314,503
Due after ten years	465,087	428,387

Total	1,010,468	950,017
Asset-backed	2,944	2,624
Residential mortgage-backed	46,143	45,509

Total	$1,059,555	$998,150

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2011, approximately 2.4% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.7% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 19.2% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2011, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Washington. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $36 to $16,285 at December 31, 2011 and from $5 to $16,614 at December 31, 2010.

Credit quality indicators for commercial mortgage loans are loan-to-value and debt-service coverage ratios. Loan-to-value and debt-service coverage ratios are measures commonly used to assess the credit quality of commercial mortgage loans. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments and is commonly expressed as a ratio. The loan-to-value and debt-service coverage ratios are generally updated annually in the third quarter. The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	December 31, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,018,927	77.1%	2.09
71 – 80%	188,816	14.3%	1.37
81 – 95%	74,657	5.7%	1.16
Greater than 95%	37,697	2.9%	0.76

Gross commercial mortgage loans	1,320,097	100.0%	1.90

Less valuation allowance	(10,410)

Net commercial mortgage loans	$1,309,687

	December 31, 2010
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$902,271	66.6%	2.03
71 – 80%	217,282	16.1%	1.41
81 – 95%	147,493	10.9%	1.25
Greater than 95%	86,756	6.4%	0.94

Gross commercial mortgage loans	1,353,802	100.0%	1.78

Less valuation allowance	(32,838)

Net commercial mortgage loans	$1,320,964

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

The commercial mortgage loan valuation allowance for losses was $10,410 and $32,838 at December 31, 2011 and 2010, respectively. In 2010, an overall expense of $16,709 was recorded primarily to increase the valuation allowance on one individually impaired commercial mortgage loan with a loan valuation allowance of $22,092 and a net loan value of $0 at December 31, 2010. In 2011, the loan valuation allowance was decreased $22,428, primarily due to the direct write down of the same individually impaired mortgage loan resulting in no impact to realized capital gains and losses on commercial mortgage loans. The remaining decrease was due to changing economic conditions and geographic concentrations.

At December 31, 2011, the Company had mortgage loan commitments outstanding of approximately $15,760 and is committed to fund additional capital contributions of $555 to real estate joint ventures. Furthermore, the Company has a $100,000 commitment to fund a revolving credit facility with one of its customers.

The Company has short term investments and fixed maturities of $562,553 and $553,722 at December 31, 2011 and 2010, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Assurant Solutions segment preneed life insurance business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2011 and 2010, the CPI CAPs included in other assets amounted to $8,521 and $9,825, respectively. The (loss) gain recorded in the results of operations totaled $(1,304), $(3,130), and $6,174 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

As of December 31, 2011 and 2010, our collateral held under securities lending, of which its use is unrestricted, was $95,221 and $122,219, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,494 and $122,931, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of December 31, 2011 and December 31, 2010. The Company has actively reduced the size of its securities lending to mitigate counter-party exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The Company has engaged in transactions in which securities issued by the U.S. government and government agencies and authorities, are purchased under agreements to resell (“reverse repurchase agreements”). However, as of December 31, 2011, the Company has no open transactions. The Company may take possession of the securities purchased under reverse repurchase agreements. Collateral, greater than or equal to 100% of the fair value of the securities purchased, plus accrued interest, is pledged to selected broker/dealers in the form of cash and cash equivalents or other securities, as provided for in the underlying agreement. The use of the cash collateral pledged is unrestricted. Interest earned on the collateral pledged is recorded as investment income. As of December 31, 2010, the Company had $14,370 of receivables under securities loan agreements which is included on the consolidated balance sheets under the collateral held/pledged under securities agreements.

The Company entered into these reverse repurchase agreements in order to initiate short positions in its investment portfolio. The borrowed securities are sold to a third party in the marketplace. The Company records obligations to return the securities that we no longer hold as a liability. The financial liabilities resulting from these borrowings are carried at fair value with the changes in value reported as realized gains or losses. The Company had $0 and $14,281 of obligations to return borrowed securities which is included in the consolidated balance sheets under the obligation under securities agreements as of December 31, 2011 and 2010, respectively.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and liabilities held in separate accounts, Obligation under securities agreements and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance agreement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments, Assets held in separate accounts and Other liabilities are received directly from third parties.

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2011 and 2010.

	December 31, 2011
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$157,340	$—		$152,940		$4,400
State, municipalities and political subdivisions	929,023	—		929,023		—
Foreign governments	723,913	1,857		699,343		22,713
Asset-backed	32,433	—		31,980		453
Commercial mortgage-backed	88,024	—		87,120		904
Residential mortgage-backed	897,219	—		895,352		1,867
Corporate	8,364,647	—		8,227,018		137,629
Equity securities:
Common stocks	16,001	15,318		683		—
Non-redeemable preferred stocks	346,375	—		346,362		13
Short-term investments	441,383	355,732	b	85,651	c	—
Collateral held/pledged under securities agreements	70,221	56,441	b	13,780	c	—
Other investments	245,280	47,931	a	179,092	c	18,257	d
Cash equivalents	915,339	887,135	b	28,204	c	—
Other assets	9,241	—		720		8,521	e
Assets held in separate accounts	1,632,781	1,417,864	a	214,917	c	—

Total financial assets	$14,869,220	$2,782,278		$11,892,185		$194,757

Financial Liabilities
Other liabilities	$50,754	$47,931	a	$103	f	$2,720	f
Liabilities related to separate accounts	1,632,781	1,417,864	a	214,917	c	—

Total financial liabilities	$1,683,535	$1,465,795		$215,020		$2,720

	December 31, 2010
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$249,511	$—		$235,005		$14,506
State, municipalities and political subdivisions	864,834	—		864,834		—
Foreign governments	648,535	2,999		619,915		25,621
Asset-backed	41,750	—		41,750		—
Commercial mortgage-backed	106,971	—		102,429		4,542
Residential mortgage-backed	796,728	—		796,728		—
Corporate	7,904,223	—		7,778,538		125,685
Equity securities:
Common stocks	6,566	5,543		1,023		—
Non-redeemable preferred stocks	460,388	—		459,830		558
Short-term investments	358,702	248,859	b	109,843	c	—
Collateral held/pledged under securities agreements	72,219	54,134	b	18,085	c	—
Other investments	261,428	56,507	a	196,612	c	8,309	d
Cash equivalents	864,649	840,210	b	24,439	c	—
Other assets	11,280	—		1,455		9,825	e
Assets held in separate accounts	1,934,658	1,707,170	a	227,488	c	—

Total financial assets	$14,582,442	$2,915,422		$11,477,974		$189,046

Financial Liabilities
Obligation under securities agreements	$14,281	$—		$14,281		$—
Other liabilities	51,632	51,323	a	309		—
Liabilities related to separate accounts	1,934,658	1,707,170	a	227,488	a	—

Total financial liabilities	$2,000,571	$1,758,493		$242,078		$—

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the years ended December 31, 2011 and 2010:

	Year Ended December, 31, 2011
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Net transfers (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$14,506	$(249)	$(55)	$3,980	$(2,099)	$(11,683)	$4,400
Foreign governments	25,621	(4)	1,216	—	—	(4,120)	22,713
Asset-backed	—	—	(25)	—	(28)	506	453
Commercial mortgage-backed	4,542	—	10	—	(146)	(3,502)	904
Residential mortgage-backed	—	4	34	1,886	(57)	—	1,867
Corporate	125,685	(3,165)	4,161	29,704	(26,856)	8,100	137,629
Equity Securities
Non-redeemable preferred stocks	558	(28)	58	—	(574)	(1)	13
Other investments	8,309	6,399	(63)	12,171	(12,398)	3,839	18,257
Other assets	9,825	(1,304)	—	—	—	—	8,521
Other liabilities	—	(45)	—	(2,675)	—	—	(2,720)

Total level 3 assets and liabilities	$189,046	$1,608	$5,336	$45,066	$(42,158)	$(6,861)	$192,037

	Year Ended December, 31, 2010
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Net transfers (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$—	$(605)	$57	$32,333	$(5,208)	$(12,071)	$14,506
Foreign governments	3,088	2	642	—	—	21,889	25,621
Asset-backed	9	(8)	5	588	—	(594)	—
Commercial mortgage-backed	32,288	56	476	—	(22,367)	(5,911)	4,542
Corporate	136,726	(1,206)	11,253	6,239	(34,981)	7,654	125,685
Equity Securities
Non-redeemable preferred stocks	5,735	2,639	(3,349)	8,116	(5,722)	(6,861)	558
Other investments	4,275	(358)	(105)	5,628	(1,290)	159	8,309
Other assets	14,010	(3,032)	—	—	(1,153)	—	9,825

Total level 3 assets	$196,131	$(2,512)	$8,979	$52,904	$(70,721)	$4,265	$189,046

(1)	Net transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the years ended December 31, 2011 and 2010, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2011 and 2010, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

Level 2 Securities

The Company’s Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs (“standard inputs”), listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research data. Further details for level 2 investment types follow:

United States Government and government agencies and authorities: United States government and government agencies and authorities securities are priced by our pricing vendor utilizing standard inputs. Included in this category are U.S. Treasury securities which are priced using vendor trading platform data in addition to the standard inputs.

State, municipalities and political subdivisions: State, municipalities and political subdivisions securities are priced by our pricing service utilizing material event notices and new issue data inputs in addition to the standard inputs.

Foreign governments: Foreign government securities are primarily fixed maturity securities denominated in Canadian dollars which are priced by our pricing service utilizing standard inputs. The pricing service also evaluates each security based on relevant market information including relevant credit information, perceived market movements and sector news.

Commercial mortgage-backed, residential mortgage-backed and asset-backed: Commercial mortgage-backed, residential mortgage-backed and asset-backed securities are priced by our pricing vendor utilizing monthly payment information and collateral performance information in addition to standard inputs. Additionally, commercial mortgage-backed securities and asset-backed securities utilize new issue data while residential mortgage-backed securities utilize vendor trading platform data.

Corporate: Corporate securities are priced by our pricing vendor utilizing standard inputs. Non-investment grade securities within this category are priced by our pricing vendor utilizing observations of equity and credit default swap curves related to the issuer in addition to standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.

Non-redeemable preferred stocks: Non-redeemable preferred stocks are priced by our pricing vendor utilizing observations of equity and credit default swap curves related to the issuer in addition to standard inputs.

Short-term investments, collateral held/pledged under securities, other investments, cash equivalents, and assets/liabilities held in separate accounts: To price the fixed maturity securities in these categories, the pricing service utilizes the standard inputs.

Valuation models used by the pricing service can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable to the pricing service, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources. If the Company cannot corroborate the non-binding broker quotes with Level 2 inputs, these securities are categorized as Level 3 securities.

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2011 and 2010, consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Further details on Level 3 derivative investment types follow:

Other investments and other liabilities: Swaptions are priced using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data.

Other assets: Non-pricing service source prices the CPI Cap derivatives using a model with inputs including, but not limited to, the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.

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

The Company carried a loan valuation allowance of $22,092 as of December 31, 2010 on one individually impaired commercial mortgage loan with a principal balance of $22,092, due to the continued decline in the regional commercial real estate market. In 2011, the loan was written down and the valuation allowance was released, resulting in no impact to realized capital gains and losses on commercial mortgage loans. The fair value measurement was classified as Level 3 (unobservable) in the fair value hierarchy at December 31, 2010.

For its fourth quarter annual goodwill impairment test, a qualitative assessment was performed for the Assurant Specialty Property reporting unit; for the Assurant Solutions reporting unit, the Company performed a Step 1 analysis, consistent with prior years. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. See Note 10 for further information.

The Company utilizes both the income and market valuation approaches to measure the fair value of its reporting units when required. Under the income approach, the Company determined the fair value of the reporting units considering distributable earnings, which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derived the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2011 earnings and price to estimated 2012 earnings, which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

During the fourth quarter of 2010, a $47,612 impairment charge was recorded related to the non-renewal of a block of business related to the 2008 acquisition of the Warranty Management Group business from General Electric Co.

There was no remaining goodwill or material other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2011 and 2010. The following table presents the Company’s fair value hierarchy for goodwill measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2009.

	Assets at Fair Value Non-Recurring Basis
	Level 1	Level 2	Level 3	Total
Goodwill at December 31, 2009	$—	$—	$102,078	$102,078

The following table presents the goodwill and material other intangible assets impairment charges as of December 31, 2011, 2010 and 2009:

	Impairment Charges Twelve Months Ended December 31,
	2011	2010	2009
Goodwill	$—	$306,381	$83,000

Other intangible assets	$—	$47,612	$—

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

For the financial instruments included within the following financial assets and financial liabilities, the carrying value in the consolidated balance sheets equals or approximates fair value. Please refer to the Fair Value Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures section above for more information on the financial instruments included within the following financial assets and financial liabilities and the methods and assumptions used to estimate fair value:

•	Cash and cash equivalents

•	Fixed maturity securities

•	Equity securities

•	Short-term investments

•	Collateral held/pledged under securities lending

•	Other investments

•	Other assets

•	Assets held in separate accounts

•	Obligation under securities agreements

•	Other liabilities

•	Liabilities related to separate accounts

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

Obligations under securities agreements: the obligations under securities agreements are reported at the amount received from the selected broker/dealers.

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Commercial mortgage loans on real estate	$1,309,687	$1,439,753	$1,320,964	$1,400,553
Policy loans	54,192	54,192	56,142	56,142
Financial liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$791,341	$780,744	$815,769	$788,258
Funds withheld under reinsurance	64,413	64,413	65,894	65,894
Debt	972,278	1,016,562	972,164	992,340
Mandatorily redeemable preferred stocks	—	—	5,000	5,000
Obligations under securities agreements	95,494	95,494	122,931	122,931

Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

6. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2011	2010
Insurance premiums receivable	$549,301	$468,334
Other receivables	127,528	107,721
Allowance for uncollectible amounts	(27,707)	(33,128)

Total	$649,122	$542,927

7. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense (benefit) follows:

	Year Ended December 31,
	2011	2010	2009
Current expense:
Federal & state	$239,819	$331,400	$295,779
Foreign	2,727	31,683	57,645

Total current expense	242,546	363,083	353,424

Deferred benefit:
Federal & state	(89,459)	(19,962)	(28,143)
Foreign	16,029	(15,854)	(46,249)

Total deferred benefit	(73,430)	(35,816)	(74,392)

Total income tax expense	$169,116	$327,267	$279,032

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2011	2010	2009
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(1.3)	(1.3)	(1.3)
Dividends received deduction	(0.6)	(0.8)	(0.6)
Foreign earnings	2.8	3.5	3.1
Foreign tax credit	(2.1)	(2.2)	(1.8)
Change in valuation allowance	(11.5)	1.1	0.2
Goodwill	—	17.7	4.1
Other	1.4	1.0	0.6

Effective income tax rate:	23.7%	54.0%	39.3%

As of December 31, 2010, the Company had a valuation allowance of $90,738. Of the total, $80,000 was related to deferred tax assets on capital losses. During the year ended December 31, 2011, the Company recognized an income tax benefit of $80,584 primarily related to the release of this valuation allowance due to sufficient taxable investment income of the appropriate character during the period. It is management’s assessment that it is more likely than not that $10,154 of deferred tax assets will not be realized. The amount of the valuation allowance is based on an assessment of the Company’s ability to generate taxable income of the appropriate character in the future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$(13,844)	$(23,142)	$(15,780)
Additions based on tax positions related to the current year	(758)	(1,209)	(8,513)
Reductions based on tax positions related to the current year	997	19,266	8,738
Additions for tax positions of prior years	(5,512)	(14,277)	(10,144)
Reductions for tax positions of prior years	483	3,903	1,293
Lapses	700	1,120	472
Settlements	410	495	792

Balance at end of year	$(17,524)	$(13,844)	$(23,142)

The total unrecognized tax benefit, $21,563, $22,249, and $22,321 for 2011, 2010, and 2009, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in tax payable on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $600, $1,000 and $1,500, respectively, of interest expense related to income tax matters. The Company had $6,600 and $5,700 of interest accrued as of December 31, 2011 and 2010, respectively. No penalties have been accrued.

The Company, and its subsidiaries, file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Tax years 2005-2008 are currently under federal audit. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 2005.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
Deferred Tax Assets
Policyholder and separate account reserves	$482,449	$512,504
Accrued liabilities	5,498	10,286
Investments, net	226,494	76,703
Net operating loss carryforwards	52,674	52,897
Capital loss carryforwards	—	147,887
Deferred gain on disposal of businesses	47,011	54,185
Compensation related	56,724	61,846
Employee and post-retirement benefits	128,439	115,497
Other	87,051	48,268

Total deferred tax asset	1,086,340	1,080,073

Less valuation allowance	(10,154)	(90,738)

Deferred tax assets, net of valuation allowance	1,076,186	989,335

Deferred Tax Liabilities
Deferred acquisition costs	(747,946)	(705,807)
Net unrealized appreciation on securities	(360,700)	(207,098)

Total deferred tax liability	(1,108,646)	(912,905)

Net deferred income tax (liability) asset	$(32,460)	$76,430

The Company’s total valuation allowance against deferred tax assets decreased by $80,584 to $10,154 at December 31, 2011 from $90,738 at December 31, 2010. A cumulative valuation allowance of $10,154 has been recorded because it is management’s assessment that it is more likely than not that only $1,076,186 of deferred tax assets will be realized. Of the total $10,154 valuation allowance, $9,472 relates to the deferred tax assets attributable to certain international subsidiaries.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future taxable income, the Company considered all sources of taxable income available to realize its deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $138,248. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $33,339 net of anticipated foreign tax credits.

At December 31, 2011, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal and foreign income tax purposes. Net operating loss carryforwards total $52,674 and will expire if unused as follows:

Expiration Year	Amount
2012	$9
2013	409
2014	794
2015	986
2016	1,018
2017	237
2018	755
2019	676
2020	750
2021	1,094
2022	432
2023	627
2024	644
2025	771
2026	767
Unlimited	42,705

$52,674

As of December 31, 2011, the Company and its subsidiaries do not have any remaining capital loss carryovers. The Company generated sufficient taxable income of the appropriate character during the year to utilize all capital loss carryovers.

8. Deferred Acquisition Costs

Information about deferred acquisition costs is as follows:

	December 31,
	2011	2010	2009
Beginning balance	$2,493,422	$2,504,654	$2,650,672
Costs deferred and other (1)	1,576,720	1,497,480	1,441,972
Amortization	(1,437,422)	(1,508,712)	(1,587,990)

Ending balance	$2,632,720	$2,493,422	$2,504,654

(1)	Includes foreign currency translation

Refer to Note 2, Recent Accounting Pronouncements – Not Yet Adopted, for more information on amendments to existing accounting guidance.

9. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2011	2010
Land	$14,359	$14,359
Buildings and improvements	222,327	215,452
Furniture, fixtures and equipment	475,462	474,881

Total	712,148	704,692
Less accumulated depreciation	(469,240)	(437,523)

Total	$242,908	$267,169

Depreciation expense for 2011, 2010 and 2009 amounted to $55,193, $59,017 and $61,772, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

10. Goodwill

Information about goodwill is as follows:

	Goodwill for the Years Ended December 31,
	2011	2010		2009
Balance as of January 1:
Goodwill	$2,270,099	$2,270,337		$2,262,838
Accumulated impairment loss	(1,650,320)	(1,343,939)		(1,260,939)

	619,779	926,398		1,001,899
Additions	19,608	199		3,520
Foreign currency translation and other	(290)	(437)		3,979
Impairments	—	(306,381	)(2)	(83,000	)(1)

Goodwill	2,289,417	2,270,099		2,270,337
Accumulated impairment losses	(1,650,320)	(1,650,320)		(1,343,939)

Balance as of December 31:	$639,097	$619,779		$926,398

(1)	Represents impairment of Assurant Employee Benefits reporting unit. See Notes 2 and 5 for further information.
(2)	Represents impairment of Assurant Employee Benefits and Assurant Health reporting units. See Notes 2 and 5 for further information.

The Company has assigned goodwill to its operating segments for impairment testing purposes. The Corporate and Other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment.

	Solutions (1)	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2009
Goodwill	$1,641,230	$239,726	$204,303	$185,078	$2,270,337
Accumulated impairment losses	(1,260,939)	—	—	(83,000)	(1,343,939)

	380,291	239,726	204,303	102,078	926,398
Acquisitions	81	118	—	—	199
Foreign currency translation and other	(437)	—	—	—	(437)
Impairment	—	—	(204,303)	(102,078)	(306,381)
Balance at December 31, 2010
Goodwill	1,640,874	239,844	204,303	185,078	2,270,099
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)

	379,935	239,844	—	—	619,779
Acquisitions	—	19,608	—	—	19,608
Foreign currency translation and other	(290)	—	—	—	(290)
Impairment	—	—	—	—	—
Balance at December 31, 2011
Goodwill	1,640,584	259,452	204,303	185,078	2,289,417
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)

	$379,645	$259,452	$—	$—	$639,097

(1)	The accumulated impairment loss relates to an acquisition made in 1999. The entity acquired had businesses that currently are primarily represented by the Assurant Solutions and Assurant Specialty Property segments. Prior to 2006, the Assurant Solutions and Assurant Specialty Property segments were combined and together called Assurant Solutions. Thus, the entire goodwill impairment recognized in 2002 due to the adoption of FAS 142 is included in the tables under the Assurant Solutions segment.

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

The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. During September 2011, the FASB issued amended intangibles- goodwill and other guidance. This guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test, described above.

In the fourth quarters of 2011, 2010 and 2009, we conducted our annual assessments of goodwill.

During 2011, for the Assurant Specialty Property reporting unit, the Company chose the option to perform a qualitative assessment under the amended intangibles- goodwill and other guidance. For the Assurant Solutions reporting unit, the Company performed a Step 1 analysis. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit.

Based on the results of the 2010 assessment, the Company concluded that the net book values of the Assurant Employee Benefits and Assurant Health reporting units exceeded their estimated fair values and therefore performed a Step 2 test. Based on the results of the Step 2 test, the Company recorded impairment charges of $102,078 and $204,303 related to the Assurant Employee Benefits and Assurant Health reporting units, respectively, representing their entire goodwill asset balances. During 2009, the Company concluded that the net book value of the Assurant Employee Benefits reporting unit exceeded its estimated fair value and recorded an $83,000 impairment charge after performing a Step 2 test. For both 2010 and 2009, those reporting units where a Step 2 test was not performed, the estimated fair value of the reporting units exceeded their respective net book values and therefore goodwill was not impaired. The 2010 impairments at Assurant Employee Benefits and Assurant Health reflects the effects of the Affordable Care Act, the low interest rate environment, continuing high unemployment, the slow pace of the economic recovery and increased net book values, primarily related to their investment portfolios. The 2009 impairment at Assurant Employee Benefits reflected the challenging near term growth environment for the Assurant Employee Benefits reporting unit and an increased net book value of the reporting unit, primarily related to its investment portfolio. Management remains confident in the long-term prospects of both the Assurant Employee Benefits and Assurant Health reporting units. See Note 5 for further information.

11. VOBA and Other Intangible Assets

Information about VOBA is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Beginning balance	$82,208	$94,632	$108,204
Amortization, net of interest accrued	(11,153)	(12,526)	(13,890)
Foreign currency translation and other	(41)	102	318

Ending balance	$71,014	$82,208	$94,632

As of December 31, 2011, the entire outstanding balance of VOBA is from the Assurant Solutions segment with the majority related to the preneed life insurance business. VOBA in the preneed life insurance business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2011 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2012	$8,958
2013	8,440
2014	7,990
2015	7,596
2016	7,225
Thereafter	30,805

Total	$71,014

Information about other intangible assets is as follows:

	As of December 31,
	2011			2010
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$66,047	$(34,409)	$31,638	$66,047	$(31,874)	$34,173
Customer related intangibles (1)	484,203	(231,473)	252,730	445,357	(188,090)	257,267
Marketing related intangibles	45,676	(26,536)	19,140	37,716	(17,647)	20,069
Technology based intangibles	360	(36)	324	—	—	—

Total	$596,286	$(292,454)	$303,832	$549,120	$(237,611)	$311,509

(1)	Excluded from the 2010 customer related carrying value and accumulated amortization amounts is an impairment charge of $47,612. This impairment charge relates to the Assurant Solutions segment and is related to a fourth quarter 2010 client notification of non-renewal of a block of domestic service contract business effective June 1, 2011.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets and the amount of indefinite lived intangible assets, which mainly include state licenses, are as follows:

Year	Amount
2012	$51,968
2013	45,765
2014	41,074
2015	32,949
2016	28,388
Thereafter	100,963

Total other intangible assets with finite lives	301,107

Total other intangible assets with indefinite lives	2,725

Total other intangible assets	$303,832

12. Reserves

The following table provides reserve information of the Company’s major product lines at the dates shown:

	December 31, 2011				December 31, 2010
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$3,996,162	$120,067	$11,342	$7,555	$3,862,431	$78,986	$12,009	$4,085
Life insurance no longer offered	456,860	626	1,428	4,487	467,574	649	1,577	265
Universal life and other products no longer offered	229,726	132	988	6,534	246,177	197	272	8,727
FFG, LTC and other disposed businesses	3,491,994	38,039	641,238	55,151	3,435,762	39,119	546,003	55,089
Medical	86,456	11,097	8,385	10,170	87,588	9,340	7,515	11,044
All other	8,145	249	16,708	6,928	5,621	324	18,465	5,115
Short Duration Contracts:
Group term life	—	4,277	211,910	37,797	—	4,550	209,514	36,486
Group disability	—	2,390	1,243,975	133,441	—	2,567	1,251,999	152,275
Medical	—	135,557	97,964	170,970	—	104,169	104,288	186,102
Dental	—	4,634	2,788	17,436	—	4,400	3,079	18,063
Property and warranty	—	2,041,190	199,829	370,814	—	1,887,759	168,952	349,479
Credit life and disability	—	286,631	50,645	59,949	—	307,430	61,808	69,644
Extended service contracts	—	2,498,403	2,425	37,398	—	2,363,836	2,855	40,373
All other	—	338,725	9,874	18,990	—	260,673	8,211	17,875

Total	$8,269,343	$5,482,017	$2,499,499	$937,620	$8,105,153	$5,063,999	$2,396,547	$954,622

The following table provides a roll forward of the Company’s product lines with the most significant claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2008, gross of reinsurance (3)	$256,262	$1,473,002	$277,860	$32,453	$561,850

Less: Reinsurance ceded and other (1)	(1,461)	(35,115)	(37,265)	(2,768)	(167,394)

Balance as of January 1, 2008, net of reinsurance	254,801	1,437,887	240,595	29,685	394,456
Incurred losses related to:
Current year	146,638	310,228	1,273,782	118,565	943,054
Prior year’s interest	8,815	63,877	—	—	—
Prior year (s)	(24,801)	(79,899)	30,006	7,221	(35,840)

Total incurred losses	130,652	294,206	1,303,788	125,786	907,214
Paid losses related to:
Current year	88,063	71,930	1,003,547	97,780	681,019
Prior year (s)	43,381	279,861	211,638	27,776	226,725

Total paid losses	131,444	351,791	1,215,185	125,556	907,744
Balance as of December 31, 2009, net of reinsurance (3)	254,009	1,380,302	329,198	29,915	393,926
Plus: Reinsurance ceded and other (1)	1,600	37,128	30,428	1,959	147,325

Balance as of December 31, 2009, gross of reinsurance (3)	255,609	1,417,430	359,626	31,874	541,251

Less: Reinsurance ceded and other (1)	(1,600)	(37,128)	(30,428)	(1,959)	(147,325)

Balance as of January 1, 2010, net of reinsurance	254,009	1,380,302	329,198	29,915	393,926
Incurred losses related to:
Current year	137,345	352,118	1,292,045	98,546	880,347
Prior year’s interest	8,471	60,738	—	—	—
Prior year (s)	(26,994)	(85,753)	(66,451)	(3,051)	(46,269)

Total incurred losses	118,822	327,103	1,225,594	95,495	834,078
Paid losses related to:
Current year	83,482	66,570	1,028,147	81,392	608,085
Prior year (s)	46,370	273,743	251,817	26,162	250,520

Total paid losses	129,852	340,313	1,279,964	107,554	858,605
Balance as of December 31, 2010, net of reinsurance (3)	242,979	1,367,092	274,828	17,856	369,399
Plus: Reinsurance ceded and other (1)	3,021	37,182	15,562	703	149,032

Balance as of December 31, 2010 gross of reinsurance (3)	$246,000	$1,404,274	$290,390	$18,559	$518,431

Less: Reinsurance ceded and other (1)	(3,021)	(37,182)	(15,562)	(703)	(149,032)

Balance as of January 1, 2011, net of reinsurance	242,979	1,367,092	274,828	17,856	369,399
Incurred losses related to:	—	—	—	—
Current year	148,162	326,036	1,238,393	92,009	997,514
Prior year’s interest	8,164	60,908	—	—	—
Prior year (s)	(23,913)	(63,834)	(60,247)	(3,579)	(26,849)

Total incurred losses	132,413	323,110	1,178,146	88,430	970,665
Paid losses related to:
Current year	88,956	65,287	993,687	76,792	740,451
Prior year (s)	40,271	284,869	208,257	13,903	218,947

Total paid losses	129,227	350,156	1,201,944	90,695	959,398
Balance as of December 31, 2011, net of reinsurance (3)	246,165	1,340,046	251,030	15,591	380,666
Plus: Reinsurance ceded and other (1)	3,542	37,370	17,904	2,964	189,977

Balance as of December 31, 2011 gross of reinsurance (3)	$249,707	$1,377,416	$268,934	$18,555	$570,643

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.
(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(3)	The Company’s net retained credit life and disability claims and benefits payable were $60,797, $69,127 and $87,852 at December 31, 2011, 2010 and 2009.

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

The Group Term Life case and IBNR reserve redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior years reserves.

Group Disability case reserves and IBNR show redundancies in all years due to actual claim recovery rates exceeding those assumed in prior year reserves.

The redundancies in our Medical lines case and IBNR reserves were caused by the Company’s claims and other case reserves developing more favorably than expected. The Company’s actual claims experience reflected lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes as well as more favorable reimbursement from a pharmacy services provider for 2009 and 2010 activity.

The Company’s group disability products include short and long term disability coverage. Case reserves and IBNR for long-term disability claims incurred in 2011 have been discounted at 4.75% while these claims incurred amounts in 2010 and earlier have been discounted at 5.25%. The December 31, 2011 and 2010 liabilities net of reinsurance include $1,377,416 and $1,337,576, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2011 and 2010 are $442,595 and $469,442, respectively.

In 2011, 2010, and 2009, the Company’s Property and Warranty case and IBNR reserves reflected redundancies from the Company’s lender-placed homeowners business due to lower than anticipated loss ratios. The current year redundancy was less than 2010 due to unfavorable development of $11,400 on the 2010 Arizona Hail storms. 2010 redundancy levels were elevated due to favorable development on a long tail product and a Credit product, as well as other short tail product lines. A subrogation recovery, net of reinsurance, of $9,000 associated with the 2007 California wildfires contributed to the redundancy in 2009. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all other years presented, there were no material changes in estimated amounts for incurred claims in prior years.

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

The Assurant Solutions segment manages preneed insurance products through two separate divisions: the independent division and the American Memorial Life Insurance Company (“AMLIC”) division. The Company signed an agreement with Forethought Life Insurance Company on November 9, 2005 whereby the Company discontinued writing new preneed insurance policies in the U.S. via independent funeral homes. The reserve assumptions for future policy benefits and expenses for pre-funded funeral life and annuity contracts and traditional life insurance (no longer offered) by the preneed business differ by division and are established based upon the following:

Preneed Business—Independent Division

Interest and discount rates for preneed life insurance issued prior to 2009 vary by year of issuance and product, are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based upon current assumptions without provisions for adverse deviation. During 2011 and 2010, interest and discount rates ranged between 4.5% and 7.3%.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2011 and 2010 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2011 and 2010.

Mortality assumptions for business issued prior to 2009 are based upon pricing assumptions and modified to allow for provisions for adverse deviation. For business issued after 2008, mortality assumptions are based upon pricing assumptions without provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future assumed policy benefit increases on preneed life insurance issued prior to 2009 ranged from 1.0% to 7.0% in 2011 and 2010. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2011 and 2010 with the exception of most policies issued in 2005 through 2007 where the assumption was 2.3%. Future policy benefit increases for business issued in 2011 are based on current assumptions.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2011 and 2010. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period.

Preneed Business—AMLIC Division

Interest and discount rates for preneed life insurance issued or acquired after September 2000 and prior to 2009 vary by year of issuance and are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based on product nonforfeiture rates and current assumptions without provisions for adverse deviation. Discount rates for 2011 and 2010 issues ranged from 4.0% to 5.8%. Preneed insurance issued prior to October 2000 and all traditional life insurance issued by the AMLIC division use discount rates, which vary by issue year and product, ranging from 0.0% to 7.5% in 2011 and 2010.

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

Future policy benefit increases for preneed life insurance products are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2011 and 2010. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2011 and 2010. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2011 and 2010.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2011 and 2010. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2011 and 2010, except for a limited number of policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 4.1% in 2011 and 2010. Guaranteed crediting rates where present were 4.0%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

FFG and LTC

Reserves for businesses previously disposed of by FFG and LTC are included in the Company’s reserves in accordance with the insurance guidance. The Company maintains an offsetting reinsurance recoverable related to these reserves. See Note 13 for further information.

13. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2011	2010
Ceded future policyholder benefits and expense	$3,399,938	$3,344,066
Ceded unearned premium	1,013,778	796,944
Ceded claims and benefits payable	945,900	823,731
Ceded paid losses	51,448	32,575

Total	$5,411,064	$4,997,316

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2011 grouped by A.M. Best rating:

Best Ratings of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$1,843,575	$40,389	$642,282	$8,888	$2,535,134
A or A-	1,514,287	60,693	136,162	5,775	1,716,917
B++ or B+	40,209	20,132	4,297	5	64,643
Not Rated	1,867	892,564	163,159	47,413	1,105,003

Total	3,399,938	1,013,778	945,900	62,081	5,421,697
Less: Allowance	—	—	—	(10,633)	(10,633)

Net reinsurance recoverable	$3,399,938	$1,013,778	$945,900	$51,448	$5,411,064

A.M. Best ratings for The Hartford and John Hancock, the reinsurers with the largest reinsurance recoverable balances, are A and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of John Hancock and The Hartford. The total amount of recoverable for these two reinsurers is $3,624,906 as of December 31, 2011. Most of the assets backing reserves relating to reinsurance recoverables from these two counterparties are held in trust.

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

An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $10,633 and $15,635 at December 31, 2011 and 2010, respectively.

Information about the valuation allowance for reinsurance recoverable is as follows:

	Years Ended December 31,
	2011	2010
Balance as of beginning-of-year	$15,635	$6,253
Provision	356	9,266
Other additions	57	116
Direct write-downs charged against the allowance	(5,415)	—

Balance as of the end-of-year	$10,633	$15,635

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2011			2010			2009
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums and other considerations	$584,532	$8,553,695	$9,138,227	$641,284	$8,664,723	$9,306,007	$745,625	$8,632,312	$9,377,937
Premiums assumed	13,048	306,920	319,968	7,467	317,635	325,102	8,852	222,250	231,102
Premiums ceded	(330,523)	(2,002,304)	(2,332,827)	(345,837)	(1,882,233)	(2,228,070)	(360,221)	(1,698,483)	(2,058,704)

Net earned premiums and other considerations	$267,057	$6,858,311	$7,125,368	$302,914	$7,100,125	$7,403,039	$394,256	$7,156,079	$7,550,335

Direct policyholder benefits	$1,078,442	$3,653,693	$4,732,135	$1,634,348	$3,465,590	$5,099,938	$1,166,137	$3,690,611	$4,856,748
Policyholder benefits assumed	31,087	228,367	259,454	25,875	209,975	235,850	31,647	153,792	185,439
Policyholder benefits ceded	(734,968)	(501,412)	(1,236,380)	(1,284,157)	(410,653)	(1,694,810)	(764,441)	(409,764)	(1,174,205)

Net policyholder benefits	$374,561	$3,380,648	$3,755,209	$376,066	$3,264,912	$3,640,978	$433,343	$3,434,639	$3,867,982

The Company had $1,014,164 and $1,190,763, respectively, of invested assets held in trusts or by custodians as of December 31, 2011 and 2010, respectively, for the benefit of others related to certain reinsurance arrangements.

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

On May 5, 2009, certain of the Company’s subsidiaries (the “Subsidiaries”) entered into two reinsurance agreements with Ibis Re Ltd., an independent special purpose reinsurance company domiciled in the Cayman Islands (“Ibis Re”). The Ibis Re agreements provide up to $150,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States. The agreements expire in May 2012. Ibis Re financed the property catastrophe reinsurance coverage by issuing catastrophe bonds in an aggregate amount of $150,000 to unrelated investors (the “Series 2009-1 Notes”).

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

As of December 31, 2011, the Company had not ceded any losses to Ibis Re.

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

On January 30, 2012, the Subsidiaries entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II, incorporated on December 2, 2011, is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in the United States and Puerto Rico. The agreements expire in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”).

For the Series 2012-1 Notes, the catastrophe bond program structure, including the funding in the reinsurance trust accounts, is similar in all material respects to the structure for the Series 2010-1 Notes. Additionally, the Company’s evaluation of the applicability of the accounting guidance that addresses VIEs, as described above, has been applied consistently for Ibis Re II. As a result of the evaluation of the reinsurance agreements with Ibis Re II, the Company concludes that Ibis Re II is a VIE, however, the Company concludes that it does not have a significant variable interest in Ibis Re II for the same reasons mentioned above for Ibis Re, thus the Company is not the primary beneficiary of Ibis Re II and will not consolidate the entity in the Company’s financial statements.

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet. If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,153,681 and $1,185,687 as of December 31, 2011 and 2010, respectively. The reinsurance recoverable from John Hancock was $2,471,225 and $2,303,221 as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

John Hancock and The Hartford have paid their obligations when due and there have been no disputes.

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

14. Debt

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000. The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is amortized over the life of the notes and is included as part of interest expense on the consolidated statement of operations. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the senior notes is payable semi-annually on February 15 and August 15 of each year. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. All of the holders of the senior notes exchanged their notes in May 2004 for new notes registered under the Securities Act of 1933, as amended.

The interest expense incurred related to the Senior Notes was $60,188 for the years ended December 31, 2011, 2010, and 2009, respectively. There was $22,570 of accrued interest at December 31, 2011 and 2010, respectively. The Company made interest payments of $30,094 on February 15, 2011 and 2010 and August 15, 2011 and 2010, respectively.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at December 31, 2011, due to outstanding letters of credit.

On September 21, 2011, the Company entered into a four-year unsecured $350,000 revolving credit agreement (“2011 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Bank of America, N.A. The 2011 Credit Facility replaced the Company’s prior three-year $350,000 revolving credit facility (“2009 Credit Facility”), which was entered into on December 18, 2009 and was scheduled to expire in December 2012. The 2009 Credit Facility terminated upon the effective date of the 2011 Credit Facility. The 2011 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until September 2015, provided the Company is in compliance with all covenants. The 2011 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2011 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $350,000 facility.

The Company did not use the commercial paper program during the twelve months ended December 31, 2011 and 2010 and there were no amounts relating to the commercial paper program outstanding at December 31, 2011 and December 31, 2010. The Company made no borrowings using either the 2009 Credit Facility or the 2011 Credit Facility and no loans are outstanding at December 31, 2011. The Company had $24,296 of letters of credit outstanding under the 2011 Credit Facility as of December 31, 2011.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2011, the Company was in compliance with all covenants, minimum ratios and thresholds.

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

Series B Preferred Stock

There are 19,160 (par value $1.00 per share) designated Series B preferred stock shares. There are no outstanding shares as of December 31, 2011. Changes in the number of Series B shares issued and outstanding for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Shares outstanding, beginning	—	3,160	6,160
Shares redeemed	—	(3,160)	(3,000)

Shares outstanding, ending	—	—	3,160

Series C Preferred Stock

There are 5,000 (par value $1.00 per share) designated Series C preferred stock shares. There are no outstanding shares as of December 31, 2011. Changes in the number of Series C shares issued and outstanding for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Shares outstanding, beginning	5,000	5,000	5,000
Shares redeemed	(5,000)	—	—

Shares outstanding, ending	—	5,000	5,000

All shares have a liquidation price of $1,000 per share and rank senior to common stock with respect to rights to receive dividends and to receive distributions upon the liquidation, dissolution or winding up of the Company.

During 2010, the holders of the Series B Preferred Stock redeemed all of their shares and there are no more shares of Series B Preferred Stock outstanding. Prior to the redemption, holders of the Series B Preferred Stock were entitled to receive cumulative dividends at the rate of 4.0% per share per annum, multiplied by the $1,000 per share liquidation price.

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

16. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2011	2010	2009
Shares outstanding, beginning	102,000,371	116,648,714	117,368,534
Vested restricted stock and restricted stock units, net (a)	336,919	227,094	78,826
Issuance related to ESPP	217,787	324,162	321,038
Issuance related to SARS exercise	57,837	25,046	2,366
Shares repurchased	(14,088,540)	(15,224,645)	(1,122,050)

Shares outstanding, ending	88,524,374	102,000,371	116,648,714

(a)	Vested restricted stock and restricted stock units shown net of shares retired to cover participant tax liability

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired.

17. Stock Based Compensation

In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based compensation awards as of the adoption date of the guidance. For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded PSUs and RSUs in 2011, 2010 and 2009. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued.

For the PSU portion of an award, the number of shares a participant will receive upon vesting is contingent upon the Company’s performance with respect to selected metrics, identified below, compared against a broad index of insurance companies and assigned a percentile ranking. These rankings are then averaged to determine the composite percentile ranking for the performance period. The payout levels can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount based on the Company’s level of performance against the selected metrics.

PSU Performance Goals. For 2009, the Compensation Committee established earnings per share (“EPS”) growth, revenue growth and total stockholder return as the three performance measures for PSU awards. EPS growth is defined as the year-over-year change in net income divided by average diluted shares outstanding. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder’s return is defined as appreciation in Company stock plus dividend yield to stockholders. Beginning in 2010, in light of the significant volatility in EPS across the financial services sector, and in response to comments from our investors, the Committee decided to replace growth in EPS with growth in book value per diluted share (“BVPS”) excluding AOCI as a performance metric. BVPS growth is defined as year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. The Company believes this change will provide a more consistent basis for comparing the Company’s long-term financial performance to that of our competitors. The other metrics (revenue growth and total stockholder return) remain the same for PSUs awarded in 2010 and 2011. For the 2009-2011 performance cycle, the actual payout level is determined by ranking the average of the Company’s performance with respect to all three measures against the performance of all companies included in the A.M. Best Insurance Index for the applicable performance period. For the 2011-2013 and 2010-2012 performance cycles payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes. The Company believes that this change will enable it to more accurately benchmark its performance against the performance of companies of comparable size that operate one or more similar businesses.

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

Restricted Stock Units

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2010	1,168,203	$28.72
Grants	539,899	38.05
Vests	(474,483)	27.26
Forfeitures	(22,420)	32.43

Shares outstanding at December 31, 2011	1,211,199	$33.38

The compensation expense recorded related to RSUs was $20,100, $13,928 and $7,200 for the years ended December 31, 2011, 2010 and 2009, respectively. The related total income tax benefit recognized was $7,012, $4,875 and $2,520 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average grant date fair value for RSUs granted in 2010 and 2009 was $34.46 and $21.04, respectively.

As of December 31, 2011, there was $17,597 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.12 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $18,060, $8,844 and $43, respectively.

Performance Share Units

A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2010	1,015,231	$25.65
Grants	401,735	37.83
Exercises	—	—
Forfeitures and adjustments	(17,100)	31.39

Performance share units outstanding, December 31, 2011	1,399,866	$29.08

PSUs above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards. There were no PSUs exercisable as of December 31, 2011.

The compensation expense recorded related to PSUs was $14,355, $10,772 and $5,980 for the years ended December 31, 2011, 2010 and 2009, respectively. Portions of the compensation expense recorded during 2010 and 2009 were reversed during the first quarters of 2011 and 2010, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit recognized was $5,005, $3,770 and $2,093 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average grant date fair value for PSUs granted in 2010 and 2009 was $33.12 and $20.39, respectively.

As of December 31, 2011, there was $12,880 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.7 years. The aggregate intrinsic value and the weighted-average remaining contractual term of PSUs outstanding at December 31, 2011 was $57,541 and 1.05 years, respectively.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the years ended December 31, 2011 and 2010 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the year ended December 31, 2011 and 2010 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2011	2010	2009
Expected volatility	59.39%	60.16%	54.22%
Expected term (years)	2.81	2.80	2.80
Risk free interest rate	1.18%	1.30%	1.29%

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

Restricted Stock

A summary of the Company’s outstanding restricted stock is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2010	58,661	$52.77
Grants	—	—
Vests	(50,538)	52.44
Forfeitures	(438)	61.33

Shares outstanding at December 31, 2011	7,685	$54.44

The compensation expense recorded related to restricted stock was $367, $1,647 and $4,409 for the years ended December 31, 2011, 2010 and 2009, respectively. The related total income tax benefit recognized was $129, $577 and $1,543 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $28 of unrecognized compensation cost related to outstanding restricted stock. That cost is expected to be recognized over a weighted-average period of 0.29 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $1,918, $2,962 and $2,880, respectively.

Stock Appreciation Rights

A summary of the Company’s SARs is presented below:

	Rights	Weighted Average Exercise Price
SARs outstanding, December 31, 2010	3,791,849	$48.20
Grants	—	—
Exercises	(281,457)	24.59
Forfeitures	(14,939)	60.65
Expirations	(1,060,035)	52.22

SARs outstanding, December 31, 2011	2,435,418	$49.11

SARs exercisable at December 31, 2011	2,435,418	$49.11

There were no SARs granted during the years ended December 31, 2011, 2010 and 2009. Currently there are no plans to award SARs in the future. The fair value of each SAR granted in prior years under the ALTIP was estimated on the date of grant using the Black-Scholes option-pricing model.

The compensation expense recorded related to SARs was $880, $6,553 and $10,046 for the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit recognized was $308, $2,294 and $3,516 for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of SARs exercised during the years ended December 31, 2011, 2010 and 2009 was $4,162, $1,316 and $433, respectively. At December 31, 2011, all outstanding SARs are fully vested and expensed, so there is no unrecognized compensation cost related to these awards.

The aggregate intrinsic value and the weighted-average remaining contractual term of SARs outstanding and exercisable at December 31, 2011 was $9,984 and 0.9 years, respectively.

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

In January 2012, the Company issued 103,112 shares at a discounted price of $32.98 for the offering period of July 1, 2011 through December 31, 2011. In January 2011, the Company issued 111,414 shares at a discounted price of $31.06 for the offering period of July 1, 2010 through December 31, 2010.

The compensation expense recorded related to the ESPP was $1,306, $1,707 and $2,653 for the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit for disqualified disposition was $180, $290 and $250 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	For awards issued during the years ended December 31,
	2011	2010	2009
Expected volatility	27.13-32.41%	30.84-55.94%	29.46-96.42%
Risk free interest rates	0.19-0.22%	0.18-0.33%	0.28-2.12%
Dividend yield	1.64-1.85%	1.97-2.46%	0.84-1.83%
Expected term (years)	0.5	0.5	0.5

Non-Stock Based Incentive Plans

Deferred Compensation

The deferred compensation programs consist of the AIP, the ASIC and the ADC Plans. The AIP and ASIC Plans provided key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. The AIP and ASIC Plans were frozen in December 2004 and no additional contributions can be made to either Plan. Effective March 1, 2005 and amended and restated on January 1, 2008, the ADC Plan was established in order to comply with the American Jobs Creation Act of 2004 (“Jobs Act”) and IRC Section 409A. The ADC Plan provides key employees the ability to defer a portion of their eligible compensation to be notionally invested in a variety of mutual funds. Deferrals and withdrawals under the ADC Plan are intended to be fully compliant with the Jobs Act definition of eligible compensation and distribution requirements.

18. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2011	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	1,695,000	$38.76	1,695,000
February	1,097,940	40.27	1,097,940
March	1,629,100	39.00	1,629,100
April	1,469,000	38.21	1,469,000
May	213,000	39.68	213,000
June	1,302,000	35.16	1,302,000
July	687,000	35.20	687,000
August	994,000	33.76	994,000
September	527,500	35.04	527,500
October	856,000	37.14	856,000
November	1,545,000	37.85	1,545,000
December	2,073,000	39.86	2,073,000

Total	14,088,540	$37.83	14,088,540

On January 22, 2010, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $805,587 as of that date.

During the year ended December 31, 2011, the Company repurchased 14,088,540 shares of the Company’s outstanding common stock at a cost of $532,648, exclusive of commissions, leaving $305,392 remaining under the total repurchase authorization at December 31, 2011.

19. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, at December 31, are as follows:

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2009	$23,912	$194,550	$6,275	$(158,812)	$65,925

Activity in 2010	8,186	218,705	6,292	(13,584)	219,599

Balance at December 31, 2010	32,098	413,255	12,567	(172,396)	285,524

Activity in 2011	(23,888)	300,518	2,819	(10,106)	269,343

Balance at December 31, 2011	$8,210	$713,773	$15,386	$(182,502)	$554,867

The amounts in the unrealized gains on securities column are net of reclassification adjustments of $15,907, $26,544 and $(26,209), net of tax, in 2011, 2010 and 2009, respectively, for net realized gains (losses) on sales of securities included in net income. The amounts in the OTTI column are net of reclassification adjustments of $(994), $(1,034) and $(4,992) net of tax, in 2011, 2010 and 2009, respectively, for net realized losses on sales of securities included in net income.

The amounts in the pension underfunding column are net of reclassification adjustments of $10,334, $9,820 and $8,114, net of tax, in 2011, 2010 and 2009, respectively, for amortization of prior service cost included in net income.

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2011	2010	2009
Statutory net income
P&C companies	$367,315	$473,191	$488,545	(1)
Life companies	148,554	206,817	78,880

Total statutory net income	$515,869	$680,008	$567,425

(1)	The $488,545 total statutory P&C companies net income includes a favorable legal settlement of $90,350 (after-tax) with Willis Limited, a subsidiary of Willis Group Holdings Limited.

	December 31,
	2011	2010
Statutory capital and surplus
P&C companies	$1,227,075	$1,227,780
Life companies	1,084,411	1,100,498

Total statutory capital and surplus	$2,311,486	$2,328,278

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2012 without regulatory approval is approximately $504,000. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

21. Retirement and Other Employee Benefits

Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan covering substantially all employees. This Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of

1974 (“ERISA”). The qualified defined benefit pension plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2011, we contributed $40,000 in cash to the Assurant Pension Plan. We expect to contribute $50,000 in cash to the Assurant Pension Plan over the course of 2012. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company.

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

In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. On July 1, 2011, the Company terminated certain health care benefits for employees who did not qualify for “grandfathered” status and will no longer offer these benefits to new hires. The Company contribution, plan design and other terms of the remaining benefits will not change for those grandfathered employees. The Company has the right to modify or terminate these benefits. Plan assets and benefit obligations are measured as of December 31, 2011.

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits Plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2011	2010	2009	2011	2010	2009
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(749,284)	$(658,164)	$(581,432)	$(97,436)	$(83,553)	$(67,166)
Service cost	(31,832)	(30,945)	(26,153)	(3,233)	(4,556)	(3,571)
Interest cost	(38,919)	(38,772)	(36,127)	(3,915)	(5,005)	(4,263)
Amendments	(1,865)	—	(374)	13,541	—	(1,926)
Actuarial loss	(73,449)	(56,952)	(45,515)	13,249	(6,050)	(8,456)
Benefits paid	39,711	35,549	31,437	2,092	1,728	1,829

Projected benefit obligation at end of year	$(855,638)	$(749,284)	$(658,164)	$(75,702)	$(97,436)	$(83,553)

Change in plan assets
Fair value of plan assets at beginning of year	$533,867	$460,961	$380,577	$39,663	$36,546	$23,687
Actual return on plan assets	56,965	63,877	59,956	4,502	4,845	4,117
Employer contributions	51,740	45,493	53,063	—	—	10,571
Benefits paid (including administrative expenses)	(40,910)	(36,464)	(32,635)	(2,092)	(1,728)	(1,829)

Fair value of plan assets at end of year	$601,662	$533,867	$460,961	$42,073	$39,663	$36,546

Funded status at end of year	$(253,976)	$(215,417)	$(197,203)	$(33,629)	$(57,773)	$(47,007)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2011, 2010 and 2009, the projected benefit obligations and the accumulated benefit obligations of Pension Benefits exceeded plan assets as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Fair value of plan assets	$601,662	$533,867	$460,961	$—	$—	$—	$601,662	$533,867	$460,961
Projected benefit obligation	(727,179)	(630,145)	(548,938)	(128,459)	(119,139)	(109,226)	(855,638)	(749,284)	(658,164)

Funded status at end of year	($125,517)	($96,278)	($87,977)	($128,459)	($119,139)	($109,226)	($253,976)	($215,417)	($197,203)

Accumulated benefit obligation	$604,763	$512,072	$466,491	$110,435	$102,518	$93,697	$715,198	$614,590	$560,188

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

As of January 1, 2011, the Plan’s funded percentage was 106% on a PPA calculated basis. Therefore, benefit and payment restrictions did not occur during 2011. The 2011 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2012. Due to the funding status of the Plan in 2011, no restrictions will exist before October 2012 (the time that the January 1, 2012 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2012, we do not anticipate any restrictions on benefits for the remainder of 2012.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2011	2010	2009	2011	2010	2009
Assets	$—	$—	$—	$—	$—	$—
Liabilities	$(253,976)	$(215,417)	$(197,203)	$(33,629)	$(57,773)	$(47,007)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits			Retirement Health Benefits
	2011	2010	2009	2011	2010	2009
Net (loss) gain	$(286,535)	$(242,902)	$(223,497)	$3,741	$(10,763)	$(6,872)
Prior service (cost) credit	(5,756)	(5,578)	(6,548)	7,968	(5,848)	(7,332)

	$(292,291)	$(248,480)	$(230,045)	$11,709	$(16,611)	$(14,204)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost
Service cost	$31,832	$30,945	$26,153	$3,233	$4,556	$3,571
Interest cost	38,919	38,772	36,127	3,915	5,005	4,263
Expected return on plan assets	(40,698)	(38,069)	(35,207)	(2,957)	(2,685)	(2,044)
Amortization of prior service cost	795	970	1,506	275	1,483	1,483
Amortization of net loss (gain)	15,119	12,654	9,494	(290)	—	—
Curtailment (gain)/settlement loss	521	—	(610)	—	—	—

Net periodic benefit cost	$46,488	$45,272	$37,463	$4,176	$8,359	$7,273

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net loss	$58,752	$32,059	$23,048	$(14,794)	$3,890	$6,383
Amortization of prior service cost	(1,687)	(970)	(2,256)	(275)	(1,483)	(1,483)
Amortization of net (loss) gain	(15,119)	(12,654)	(9,218)	290	—	—
Prior service credit (cost)	1,865	—	374	(13,541)	—	1,926

Total recognized in accumulated other comprehensive income	$43,811	$18,435	$11,948	$(28,320)	$2,407	$6,826

Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$90,299	$63,707	$49,411	$(24,144)	$10,766	$14,099

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

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $23,061 and $781, respectively. The estimated net loss and prior service credit of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $0 and $933, respectively.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	4.59%	5.44%	5.94%	4.40%	5.11%	5.73%	4.64%	5.55%	6.06%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.44%	5.94%	6.25%	5.11%	5.73%	6.29%	5.55%	6.06%	6.22%
Expected long- term return on plan assets	7.50%	7.50%	7.50%	—	—	—	7.50%	7.50%	7.50%

*	Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% – 9.30% for the Pension Benefits for the years ended December 31, 2011, 2010 and 2009.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2011, 2010 and 2009. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 249 bonds rated AA by Moody’s with maturities between zero and thirty years. The discount rate for each Plan is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily, government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. This resulted in the selection of 7.50% for the fiscal years 2011, 2010 and 2009. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return on plan assets was 10.7% and 13.8% for the years ended December 31, 2011 and 2010. The Company lowered its expected long-term rate of return on assets to 6.75% as of January 1, 2012. The Company believes the revised assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure.

The assumed health care cost trend rates used in measuring the accumulated benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2011	2010	2009
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	9.8%	9.1%	9.5%
Post-65 Non-reimbursement Plan	9.5%	9.1%	9.5%
Pre-65 Reimbursement Plan	9.8%	9.1%	9.5%
Post-65 Reimbursement Plan	9.8%	9.1%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2028	2028	2028
Post-65 Non-reimbursement Plan	2028	2028	2028
Pre-65 Reimbursement Plan	2028	2028	2028
Post-65 Reimbursement Plan	2028	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2011	2010	2009
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$62	$52	$43
Effect on postretirement benefit obligation	863	695	596
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(91)	$(67)	$(55)
Effect on postretirement benefit obligation	(1,196)	(838)	(719)

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

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted the current target asset allocation. The allocation is consistent with 2010.

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

(1)

The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. Current target asset allocations for equity securities include allocations for investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds, during 2011. Amounts allocated for these investments are included in the equity securities caption of the fair value hierarchy at December 31, 2011, provided in the section above.

(2)	It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2011, 50.5% of plan assets were invested in fixed maturity securities and 24.0%, 22.2% and 15.6% of those securities were concentrated in the energy, communications and financial industries, with no exposure to any single creditor in excess of 5.0%, 5.3% and 5.6% of those industries, respectively. As of December 31, 2011, 39.0% of plan assets were invested in equity securities and 60.6% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2011 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2011
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$20,235		$—	$20,235	$—
Equity securities:
Common stock- U.S. listed small cap	47,127		47,127	—	—
Mutual funds- U.S. listed large cap	142,337		142,337	—	—
Common/collective trust- foreign listed	45,466		—	45,466	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	90,872		—	90,872	—
Corporate- U.S & foreign investment grade	177,043		—	177,043	—
Corporate- U.S & foreign high yield	35,924		—	35,924	—
Investment fund:
Multi-strategy hedge fund	43,200		—	—	43,200
Derivatives:
Interest rate swap	16,089		—	16,089	—

Total financial assets	$618,293	(1)	$189,464	$385,629	$43,200

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2011
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$1,415		$—	$1,415	$—
Equity securities:
Common stock- U.S. listed small cap	3,296		3,296	—	—
Mutual funds- U.S. listed large cap	9,953		9,953	—	—
Common/collective trust- foreign listed	3,179		—	3,179	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6,355		—	6,355	—
Corporate- U.S & foreign investment grade	12,380		—	12,380	—
Corporate- U.S & foreign high yield	2,512		—	2,512	—
Investment fund:
Multi-strategy hedge fund	3,021		—	—	3,021
Derivatives:
Interest rate swap	1,125		—	1,125	—

Total financial assets	$43,236	(1)	$13,249	$26,966	$3,021

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

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

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2010	$38,738	$2,878
Actual return on plan assets and plan expenses	4,462	143

Ending balance at December 31, 2011	$43,200	$3,021

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2011, the application of the valuation technique applied to similar assets has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. Observable market inputs for Level 1 and 2 securities are consistent with the observable market inputs described in Note 5, Fair Value Disclosures. The MIFSF utilizes all three levels of inputs to price its holdings. Since unobservable inputs may have been significant to the fair value measurement, it was classified as Level 3.

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

The Company expects to contribute up to $50,000 to its qualified pension plan in 2012. No contributions are expected to be made to the retirement health benefit plan in 2012.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2012	$36,967	$2,342
2013	40,113	2,662
2014	42,654	2,986
2015	62,998	3,342
2016	50,320	3,752
Years 2017-2021	310,775	25,105

Total	$543,827	$40,189

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $33,337, $33,043 and $32,962 in 2011, 2010, and 2009, respectively.

22. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides debt protection administration, credit-related insurance, warranties and service contracts, and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance, group life insurance, group vision insurance and supplemental worksite insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

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

The following tables summarize selected financial information by segment for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,438,407	$1,904,638	$1,718,300	$1,064,023	$—	$7,125,368
Net investment income	393,575	103,259	45,911	129,640	17,147	689,532
Net realized gains on investments	—	—	—	—	32,580	32,580
Amortization of deferred gain on disposal of businesses	—	—	—	—	20,461	20,461
Fees and other income	265,204	79,337	34,635	25,382	305	404,863

Total revenues	3,097,186	2,087,234	1,798,846	1,219,045	70,493	8,272,804

Benefits, losses and expenses
Policyholder benefits	852,729	857,223	1,271,060	767,723	6,474	3,755,209
Amortization of deferred acquisition costs and value of business acquired	1,055,787	355,573	605	36,610	—	1,448,575
Underwriting, general and administrative expenses	969,714	412,188	460,041	349,403	102,359	2,293,705
Interest expense	—	—	—	—	60,360	60,360

Total benefits, losses and expenses	2,878,230	1,624,984	1,731,706	1,153,736	169,193	7,557,849

Segment income (loss) before provision (benefit) for income taxes	218,956	462,250	67,140	65,309	(98,700)	714,955
Provision (benefit) for income taxes	77,403	157,185	26,254	22,196	(113,922)	169,116

Net income	$141,553	$305,065	$40,886	$43,113	$15,222	$545,839

Segment assets:
Segment assets, excluding goodwill	$11,555,222	$3,387,685	$1,043,956	$2,510,979	$7,978,506	$26,476,348

Goodwill						639,097

Total assets						$27,115,445

	Year Ended December 31, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,484,299	$1,953,223	$1,864,122	$1,101,395	$—	$7,403,039
Net investment income	397,297	107,092	48,540	132,388	17,873	703,190
Net realized gains on investments	—	—	—	—	48,403	48,403
Amortization of deferred gain on disposal of businesses	—	—	—	—	10,406	10,406
Fees and other income	228,052	69,147	40,133	25,152	200	362,684

Total revenues	3,109,648	2,129,462	1,952,795	1,258,935	76,882	8,527,722

Benefits, losses and expenses
Policyholder benefits	889,387	684,652	1,302,928	766,049	(2,038)	3,640,978
Amortization of deferred acquisition costs and value of business acquired	1,104,925	374,029	6,877	35,407	—	1,521,238
Underwriting, general and administrative expenses	947,703	423,967	558,183	360,352	101,830	2,392,035
Interest expense	—	—	—	—	60,646	60,646

Total benefits, losses and expenses	2,942,015	1,482,648	1,867,988	1,161,808	160,438	7,614,897

Segment income (loss) before provision (benefit) for income taxes and goodwill impairment	167,633	646,814	84,807	97,127	(83,556)	912,825
Provision (benefit) for income taxes	64,427	222,527	30,778	33,589	(24,054)	327,267

Segment income (loss) before goodwill impairment	103,206	424,287	54,029	63,538	(59,502)	585,558

Goodwill impairment	—	—	—	—	306,381	306,381

Net income	$103,206	$424,287	$54,029	$63,538	$(365,883)	$279,177

Segment assets:
Segment assets, excluding goodwill	$10,916,959	$3,164,604	$1,046,662	$2,487,966	$8,161,048	$25,777,239

Goodwill						619,779

Total assets						$26,397,018

	Year Ended December 31, 2009
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,671,041	$1,947,529	$1,879,628	$1,052,137	$—	$7,550,335
Net investment income	391,229	110,337	47,658	133,365	16,249	698,838
Net realized losses on investments	—	—	—	—	(53,597)	(53,597)
Amortization of deferred gain on disposal of businesses	—	—	—	—	22,461	22,461
Fees and other income	216,550	56,890	39,879	28,343	140,802	482,464

Total revenues	3,278,820	2,114,756	1,967,165	1,213,845	125,915	8,700,501

Benefits, losses and expenses
Policyholder benefits	1,029,151	664,182	1,410,171	757,070	7,408	3,867,982
Amortization of deferred acquisition costs and value of business acquired	1,187,106	367,663	8,526	38,585	—	1,601,880
Underwriting, general and administrative expenses	868,242	464,865	596,172	354,316	93,769	2,377,364
Interest expense	—	—	—	—	60,669	60,669

Total benefits, losses and expenses	3,084,499	1,496,710	2,014,869	1,149,971	161,846	7,907,895

Segment income (loss) before provision (benefit) for income taxes and goodwill impairment	194,321	618,046	(47,704)	63,874	(35,931)	792,606
Provision (benefit) for income taxes	74,269	212,049	(17,484)	21,718	(11,520)	279,032

Segment income (loss) before goodwill impairment	120,052	405,997	(30,220)	42,156	(24,411)	513,574

Goodwill impairment	—	—	—	—	83,000	83,000

Net income	$120,052	$405,997	$(30,220)	$42,156	$(107,411)	$430,574

Segment assets:
Segment assets, excluding goodwill	$11,106,794	$3,190,617	$1,078,567	$2,521,667	$7,036,624	$24,934,269

Goodwill						926,398

Total assets						$25,860,667

The Company operates primarily in the United States and Canada, but also in select international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long- lived assets
2011
United States	$7,233,475	$235,031
Foreign countries	1,039,329	7,877

Total	$8,272,804	$242,908

2010
United States	$7,537,077	$258,777
Foreign countries	990,645	8,392

Total	$8,527,722	$267,169

2009
United States	$7,837,792	$266,141
Foreign countries	862,709	9,279

Total	$8,700,501	$275,420

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. The Company has no reportable major customers.

The Companies net earned premiums and other considerations by segment and product are as follows:

	2011	2010	2009
Solutions:
Credit	$564,411	$535,832	$561,755
Service contracts	1,694,363	1,750,891	1,827,647
Preneed	101,722	130,558	180,969
Other	77,911	67,018	100,670

Total	$2,438,407	$2,484,299	$2,671,041

Specialty Property:
Homeowners (lender-placed and voluntary)	$1,274,485	$1,342,791	$1,369,031
Manufactured housing (lender-placed and voluntary)	216,613	220,309	219,960
Other	413,540	390,123	358,538

Total	$1,904,638	$1,953,223	$1,947,529

Health:
Individual markets	$1,286,236	$1,375,005	$1,374,436
Group markets	473,653	489,117	505,192

Total net earned premiums before premium rebates	1,759,889	1,864,122	1,879,628
Premium rebates (1)	(41,589)	—	—

Total	$1,718,300	$1,864,122	$1,879,628

Employee Benefits:
Group dental	$417,145	$420,690	$425,288
All other group disability	448,028	488,813	434,381
Group life	193,914	191,892	192,468
Group disability single premiums for closed blocks	4,936	—	—

Total	$1,064,023	$1,101,395	$1,052,137

(1)	As of January 1, 2011, the Company began accruing premium rebates to comply with the minimum medical loss ratio requirements under the Affordable Care Act.

23. Earnings per common share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Years Ended December 31,
	2011	2010	2009
Numerator
Net income	$545,839	$279,177	$430,574
Deduct dividends paid	(67,385)	(69,618)	(69,596)

Undistributed earnings	$478,454	$209,559	$360,978

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	96,626,306	110,632,551	118,036,632
Incremental common shares from :
PSUs	870,961	496,856	171,371
SARs	192,756	219,323	100,400
ESPP	105,286	124,484	187,237

Weighted average shares used in diluted earnings per share calculations	97,795,309	111,473,214	118,495,640

Earnings per common share—Basic
Distributed earnings	$0.70	$0.63	$0.59
Undistributed earnings	4.95	1.89	3.06

Net income	$5.65	$2.52	$3.65

Earnings per common share—Diluted
Distributed earnings	$0.69	$0.62	$0.59
Undistributed earnings	4.89	1.88	3.04

Net income	$5.58	$2.50	$3.63

Average SARs totaling 2,094,251, 3,053,101, and 4,287,465 for the years ended December 31, 2011, 2010 and 2009, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

24. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2011
Total revenues	$2,036,671	$2,062,887	$2,061,715	$2,111,531
Income before provision for income taxes	214,629	131,928	115,309	253,089
Net income	141,741	165,860	75,983	162,255
Basic per share data:
Income before provision for income taxes	$2.12	$1.35	$1.21	$2.74
Net income	$1.40	$1.70	$0.80	$1.76
Diluted per share data:
Income before provision for income taxes	$2.10	$1.34	$1.20	$2.70
Net income	$1.39	$1.68	$0.79	$1.73

	March 31	June 30	September 30	December 31
2010
Total revenues	$2,167,856	$2,140,294	$2,113,971	$2,105,601
Income (loss) before provision for income taxes	248,366	253,456	226,732	(122,110)
Net income (loss)	157,223	164,675	141,670	(184,391)
Basic per share data:
Income (loss) before provision for income taxes	$2.13	$2.27	$2.10	$(1.15)
Net income (loss)	$1.35	$1.47	$1.31	$(1.74)
Diluted per share data:
Income (loss) before provision for income taxes	$2.12	$2.25	$2.09	$(1.15)
Net income (loss)	$1.34	$1.46	$1.30	$(1.74)

During the third quarter of 2011, the Company recorded reportable catastrophe losses of $52,323 (after-tax) in the Assurant Specialty Property segment.

During the fourth quarter of 2010, following the completion of Management’s annual goodwill impairment analysis, the Company recorded an impairment charge of $306,381 related to the Assurant Employee Benefits and Assurant Health reporting units. The impairment charge resulted in a decrease to net income and had no related tax benefit. See Notes 2, 5 and 10 for further information.

25. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2011, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2012	$27,708
2013	22,398
2014	19,076
2015	17,057
2016	11,594
Thereafter	25,244

Total minimum future lease payments	$123,077

Rent expense was $29,440, $39,700 and $41,639 for 2011, 2010 and 2009, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $24,296 and $24,946 of letters of credit outstanding as of December 31, 2011 and 2010, respectively.

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

In the course of implementing procedures for compliance with the new mandatory reporting requirements under the Medicare, Medicaid, and SCHIP Extension Act of 2007, Assurant Health identified a possible ambiguity in the Medicare Secondary Payer Act and related regulations about which the Company subsequently had a meeting with representatives of the Centers for Medicare and Medicaid Services (“CMS”). Assurant Health believes that its historical interpretation and application of such laws and regulations is correct and requested that CMS issue a written determination to that effect. Subsequently, CMS informed counsel for Assurant Health that it disagrees with some of Assurant Health’s legal positions and requested another meeting to discuss the matter further, but, as of this date, no such meeting has been scheduled. The Company does not believe that any loss relating to this issue is probable, nor can the Company make any estimate of any possible loss or range of possible loss associated with this issue.

On February 7, 2012, the Company and two of its insurance company subsidiaries (American Security Insurance Company and American Bankers Insurance Company of Florida) received subpoenas from the New York Department of Financial Services (the “NYDFS”) regarding its lender-placed insurance business and related document retention practices.

The Company received the subpoenas as it was completing its production of information concerning the lender-placed business requested by the NYDFS in October 2011. Although the Company respectfully disagrees with the NYDFS’s position concerning its document retention practices, the Company has modified its practices in accordance with such interpretation pending resolution of the matter.

The Company is committed to cooperating fully and continuing to work with the NYDFS to resolve this matter.

Assurant, Inc.

at December 31, 2011

Schedule I—Summary of Investments Other –Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$148,379	$157,340	$157,340
States, municipalities and political subdivisions	832,788	929,023	929,023
Foreign governments	647,133	723,913	723,913
Asset-backed	30,681	32,433	32,433
Commercial mortgage-backed	82,184	88,024	88,024
Residential mortgage-backed	841,488	897,219	897,219
Corporate	7,540,776	8,364,647	8,364,647

Total fixed maturity securities	10,123,429	11,192,599	11,192,599

Equity securities:
Common stocks	14,037	16,001	16,001
Non-redeemable preferred stocks	343,374	346,375	346,375

Total equity securities	357,411	362,376	362,376

Commercial mortgage loans on real estate, at amortized cost	1,309,687	1,439,753	1,309,687
Policy loans	54,192	54,192	54,192
Short-term investments	441,383	441,383	441,383
Collateral held/pledged under securities agreements	95,494	95,221	95,221
Other investments	570,707	570,707	570,707

Total investments	$12,952,303	$14,156,231	$14,026,165

Assurant, Inc.

Schedule II—Condensed Balance Sheet (Parent Only)

	December 31,
	2011	2010
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$5,154,079	$4,708,700
Fixed maturity securities available for sale, at fair value (amortized cost—$334,115 in 2011 and $318,190 in 2010)	335,614	316,832
Equity securities available for sale, at fair value (amortized cost—$9,929 in 2011 and $4,638 in 2010)	11,194	5,195
Short-term investments	4,827	8,156
Other investments	65,825	79,936

Total investments	5,571,539	5,118,819

Cash and cash equivalents	497,489	656,382
Receivable from subsidiaries, net	29,442	30,550
Income tax receivable	5,948	7,635
Accrued investment income	2,899	551
Property and equipment, at cost less accumulated depreciation	118,191	137,381
Deferred income taxes, net	164,577	200,541
Other intangible assets, net	12,303	13,036
Other assets	23,445	32,859

Total assets	$6,425,833	$6,197,754

Liabilities
Accounts payable and other liabilities	$426,619	$440,053
Debt	972,278	972,164
Mandatorily redeemable preferred stock	—	5,000

Total liabilities	1,398,897	1,417,217

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 88,524,374 and 102,000,371 shares outstanding at December 31, 2011 and 2010, respectively	1,464	1,453
Additional paid-in capital	3,025,477	2,993,957
Retained earnings	3,742,479	3,264,025
Accumulated other comprehensive income	554,867	285,524
Treasury stock, at cost; 57,433,178 and 43,344,638 shares at December 31, 2011 and 2010, respectively	(2,297,351)	(1,764,422)

Total stockholders’ equity	5,026,936	4,780,537

Total liabilities and stockholders’ equity	$6,425,833	$6,197,754

Assurant, Inc.

Schedule II—Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2011	2010	2009
	(in thousands )
Revenues
Net investment income	$4,496	$3,633	$1,104
Net realized (losses) gains on investments	(6,119)	1,468	(1,223)
Fees and other income	88,183	94,214	92,936
Equity in undistributed and distributed net income of subsidiaries	583,383	419,076	534,781

Total revenues	669,943	518,391	627,598

Expenses
General and administrative expenses	176,872	182,066	174,889
Interest expense	60,357	60,646	60,669
Goodwill impairment	—	37,000	6,832

Total expenses	237,229	279,712	242,390

Income before benefit for income taxes	432,714	238,679	385,208
Benefit for income taxes	113,125	40,498	45,366

Net income	$545,839	$279,177	$430,574

Assurant, Inc.

Schedule II—Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Operating Activities
Net income	$545,839	$279,177	$430,574
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed and distributed net income of subsidiaries	(583,383)	(419,077)	(534,781)
Dividends received from subsidiaries	432,258	557,000	665,780
Change in receivables	(674)	(995)	(21,928)
Change in income taxes	4,186	4,792	38,401
Change in tax valuation allowance	(67,448)	(5,610)	18,034
Change in accounts payable and other liabilities	(18,437)	6,890	(24,668)
Change in trading portfolio	13,305	(2,237)	2,631
Depreciation and amortization	39,523	40,221	37,975
Net realized losses (gains) on investments	6,119	(1,468)	1,223
Change in tax benefit from share-based payment arrangements	3,267	6,712	1,790
Stock based compensation expense	36,888	34,591	30,288
Goodwill impairment	—	37,000	6,832
Other	(6,429)	6,568	6,213

Net cash provided by operating activities	405,014	543,564	658,364

Investing Activities
Sales of:
Property and equipment and other	3,746	214	1,104
Other invested assets	11,408	—	74
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	307,025	93,298	15,856
Purchases of:
Fixed maturity securities available for sale	(324,346)	(335,945)	(73,223)
Equity securities available for sale	(5,291)	(4,638)	—
Property and equipment and other	(21,055)	(29,152)	(33,817)
Other invested assets	(15,810)	(4,642)	—
Capital contributed to subsidiaries	(7,000)	(50,000)	(64,000)
Return of capital contributions from subsidiaries	92,000	323,200	26,319
Change in short-term investments	3,329	(4,904)	525

Net cash provided by (used) in investing activities	44,006	(12,569)	(127,162)

Financing Activities
Repayment of mandatorily redeemable preferred stock	(5,000)	(3,160)	(3,000)
Change in tax benefit from share-based payment arrangements	(3,267)	(6,712)	(1,790)
Acquisition of common stock	(532,011)	(522,546)	(31,949)
Dividends paid	(67,385)	(69,618)	(69,596)
Change in receivables under securities loan agreements	14,370	(14,370)	—
Change in obligations to return borrowed securities	(14,281)	14,281	—

Net cash used in financing activities	(607,574)	(602,125)	(106,335)
Effect of exchange rate changes on cash and cash equivalents	(339)	326	—

Change in cash and cash equivalents	(158,893)	(70,804)	424,867
Cash and cash equivalents at beginning of period	656,382	727,186	302,319

Cash and cash equivalents at end of period	$497,489	$656,382	$727,186

Assurant, Inc.

for the years ended December 31, 2011, 2010 & 2009

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue and other considerations	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other* operating expenses	Property and Casualty Premiums Written
(in thousands)
2011
Solutions	$2,383,715	$4,684,336	$3,804,514	$305,086	$2,438,407	$393,575	$852,729	$1,044,634	$980,868	$647,619
Specialty Property	224,122	3,401	1,485,538	435,589	1,904,638	103,259	857,223	355,572	412,188	1,985,508
Employee Benefits	23,984	3,157	11,388	1,666,985	1,064,023	129,640	767,723	36,609	349,403	—
Health	899	87,654	146,812	292,243	1,718,300	45,911	1,271,060	606	460,041	—
Corporate and Other	—	3,490,795	33,765	737,216	—	17,147	6,474	—	102,359	—

Total segments	$2,632,720	$8,269,343	$5,482,017	$3,437,119	$7,125,368	$689,532	$3,755,209	$1,437,421	$2,304,859	$2,633,127

2010
Solutions	$2,262,013	$4,577,647	$3,533,667	$336,092	$2,484,299	$397,297	$889,387	$1,092,399	$960,229	$622,068
Specialty Property	207,741	3,390	1,365,986	368,670	1,953,223	107,092	684,652	374,029	423,967	1,879,622
Employee Benefits	22,163	767	11,570	1,690,639	1,101,395	132,388	766,049	35,407	360,352	—
Health	1,505	89,455	113,694	313,846	1,864,122	48,540	1,302,928	6,877	558,184	—
Corporate and Other	—	3,433,894	39,082	641,922	—	17,873	(2,038)	—	408,210	—

Total segments	$2,493,422	$8,105,153	$5,063,999	$3,351,169	$7,403,039	$703,190	$3,640,978	$1,508,712	$2,710,942	$2,501,690

2009
Solutions	$2,257,568	$4,372,710	$3,655,942	$399,804	$2,671,041	$391,229	$1,029,151	$1,173,216	$882,132	$639,628
Specialty Property	214,300	3,556	1,315,881	341,553	1,947,529	110,337	664,182	367,663	464,865	1,980,985
Employee Benefits	24,448	696	15,721	1,717,927	1,052,137	133,365	757,070	38,585	354,316	—
Health	8,338	95,353	124,515	396,546	1,879,628	47,658	1,410,171	8,526	596,172	—
Corporate and Other	—	2,877,318	41,505	510,497	—	16,249	7,408	—	176,769	—

Total segments	$2,504,654	$7,349,633	$5,153,564	$3,366,327	$7,550,335	$698,838	$3,867,982	$1,587,990	$2,474,254	$2,620,613

*Includes	amortization of value of business acquired, underwriting, general and administration expenses and goodwill impairment.

Assurant, Inc.

for the year ended December 31, 2011

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$101,324,797	$29,186,645	$12,534,422	$84,672,574	14.8%

Premiums:
Life insurance	$825,245	$409,687	$27,439	$442,997	6.19%
Accident and health insurance	3,319,177	713,891	214,201	2,819,487	7.60%
Property and liability insurance	4,993,805	1,209,249	78,328	3,862,884	2.03%

Total earned premiums	$9,138,227	$2,332,827	$319,968	$7,125,368	4.49%

Benefits:
Life insurance	$807,252	$410,430	$42,012	$438,834	9.57%
Accident and health insurance	2,226,139	455,413	180,119	1,950,845	9.23%
Property and liability insurance	1,698,744	370,537	37,323	1,365,530	2.73%

Total policyholder benefits	$4,732,135	$1,236,380	$259,454	$3,755,209	6.91%

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

Assurant, Inc.

as of December 31, 2011, 2010 and 2009

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2011:
Valuation allowance for foreign NOL deferred tax carryforward	$9,969	$(498)	$—	$—	$9,471
Valuation allowance for deferred tax assets	80,769	(80,086)	—	—	683
Valuation allowance for mortgage loans on real estate	32,838	(336)	—	22,092	10,410
Valuation allowance for uncollectible agents balances	13,171	722	163	704	13,352
Valuation allowance for uncollectible accounts	19,957	(829)	(3)	4,770	14,355
Valuation allowance for reinsurance recoverables	15,635	356	57	5,415	10,633

Total	$172,339	$(80,671)	$217	$32,981	$58,904

2010:
Valuation allowance for foreign NOL deferred tax carryforward	$6,834	$3,135	$—	$—	$9,969
Valuation allowance for deferred tax assets	74,854	5,915	—	—	80,769
Valuation allowance for mortgage loans on real estate	16,129	16,709	—	—	32,838
Valuation allowance for uncollectible agents balances	11,636	3,194	54	1,713	13,171
Valuation allowance for uncollectible accounts	13,644	7,788	97	1,572	19,957
Valuation allowance for reinsurance recoverables	6,253	9,266	116	—	15,635

Total	$129,350	$46,007	$267	$3,285	$172,339

2009:
Valuation allowance for foreign NOL deferred tax carryforward	$7,465	$(631)	$—	$—	$6,834
Valuation allowance for deferred tax assets	91,328	(474)	(16,000)	—	74,854
Valuation allowance for mortgage loans on real estate	5,908	10,214	7	—	16,129
Valuation allowance for uncollectible agents balances	11,941	1,856	872	3,033	11,636
Valuation allowance for uncollectible accounts	14,424	10,608	125	11,513	13,644
Valuation allowance for reinsurance recoverables	9,680	(853)	257	2,831	6,253

Total	$140,746	$20,720	$(14,739)	$17,377	$129,350

EXHIBIT INDEX

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 5, 2010).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Senior Debt Indenture, dated as of February 18, 2004, between Assurant, Inc. and U.S. Bank National Association, successor to SunTrust Bank, as trustee (incorporated by reference from Exhibit 10.27 to the Registrant’s Form 10-K, originally filed on March 30, 2004).

4.3	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2011 (incorporated by reference from Exhibit 10.25 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 5, 2010).*

10.4	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on June 14, 2011).*

10.5	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.6	Form of Amendment, dated April 4, 2011, to Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.7	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.8	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.9	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

1

Exhibit Number	Exhibit Description

10.10	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.11	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.12	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.13	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.14	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.15	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012.*

10.16	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.17	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.18	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from
Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.19	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from
Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.20	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan.*

10.21	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.22	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.23	Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012.*

10.24	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.25	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

2

Exhibit Number	Exhibit Description

10.26	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.27	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.28	Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012.*

10.29	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.30	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.31	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.32	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.33	Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009.*

10.34	Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010.*

10.35	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.36	Amendment No. 1 to the Assurant Executive 401(k) Plan, effective as of January 1, 2009.*

10.37	Amendment No. 2 to the Assurant Executive 401(k) Plan, effective as of January 1, 2010.*

10.38	Amendment No. 3 to the Assurant Executive 401(k) Plan, effective as of January 1, 2012.*

10.39	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.40	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.41	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.42	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.43	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

3

Exhibit Number	Exhibit Description

10.44	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.1 to the Registrant’s
Form 8-K, originally filed on May 5, 2009).

10.45	Reinsurance Agreement, dated May 5, 2009, by and between American Security Insurance Company, American Bankers Insurance Company of Florida, Standard Guaranty Insurance Company and Ibis Re Ltd. (incorporated by reference from Exhibit 10.2 to the Registrant’s
Form 8-K, originally filed on May 5, 2009).

10.46	Consulting, Non-Compete and Payments Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V. (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.47	Retirement Agreement, dated July 19, 1999, among Fortis, Inc., Allen R. Freedman and Fortis Insurance N.V., as amended (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).*

10.48	Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2011.

12.2	Computation of Other Ratios as of December 31, 2011.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

4