Form 10-Q
period 2012-03-31
ASSURANT INC
filed 2012-05-02
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Common Stock outstanding at April 25, 2012 was 85,750,281.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$10,242,978 in 2012 and $10,123,429 in 2011)	$11,322,109	$11,192,599
Equity securities available for sale, at fair value (cost—$359,672 in 2012 and $357,411 in 2011)	386,768	362,376
Commercial mortgage loans on real estate, at amortized cost	1,313,232	1,309,687
Policy loans	54,311	54,192
Short-term investments	383,716	441,383
Collateral held/pledged under securities agreements	94,125	95,221
Other investments	579,531	570,707

Total investments	14,133,792	14,026,165

Cash and cash equivalents	1,064,815	1,166,713
Premiums and accounts receivable, net	672,200	649,122
Reinsurance recoverables	5,429,517	5,411,064
Accrued investment income	163,394	153,783
Deferred acquisition costs	2,558,410	2,492,857
Property and equipment, at cost less accumulated depreciation	236,465	242,908
Deferred income taxes, net	18,384	44,280
Goodwill	640,098	639,097
Value of business acquired	68,798	71,014
Other intangible assets, net	303,611	303,832
Other assets	122,602	124,298
Assets held in separate accounts	1,842,782	1,694,729

Total assets	$27,254,868	$27,019,862

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,456,509	$8,359,206
Unearned premiums	5,564,783	5,482,017
Claims and benefits payable	3,384,177	3,437,119
Commissions payable	211,534	260,022
Reinsurance balances payable	113,115	130,144
Funds held under reinsurance	63,723	64,413
Deferred gain on disposal of businesses	129,412	134,033
Obligation under securities agreements	94,290	95,494
Accounts payable and other liabilities	1,403,645	1,486,026
Tax payable	53,700	30,431
Debt	972,308	972,278
Liabilities related to separate accounts	1,842,782	1,694,729

Total liabilities	22,289,978	22,145,912

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 86,508,372 and 88,524,374 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1,463	1,464
Additional paid-in capital	3,028,816	3,025,477
Retained earnings	3,734,103	3,586,784
Accumulated other comprehensive income	597,216	557,576
Treasury stock, at cost; 59,851,178 and 57,433,178 shares at March 31, 2012 and December 31, 2011, respectively	(2,396,708)	(2,297,351)

Total stockholders’ equity	4,964,890	4,873,950

Total liabilities and stockholders’ equity	$27,254,868	$27,019,862

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,777,061	$1,762,012
Net investment income	172,295	171,873
Net realized gains on investments, excluding other-than-temporary impairment losses	9,383	5,357
Total other-than-temporary impairment losses	(1,936)	(1,955)
Portion of net loss recognized in other comprehensive income, before taxes	97	375

Net other-than-temporary impairment losses recognized in earnings	(1,839)	(1,580)
Amortization of deferred gain on disposal of businesses	4,621	5,134
Fees and other income	111,403	93,875

Total revenues	2,072,924	2,036,671

Benefits, losses and expenses
Policyholder benefits	856,358	893,028
Amortization of deferred acquisition costs and value of business acquired	341,758	325,540
Underwriting, general and administrative expenses	610,084	588,546
Interest expense	15,076	15,131

Total benefits, losses and expenses	1,823,276	1,822,245

Income before provision for income taxes	249,648	214,426
Provision for income taxes	86,388	73,675

Net income	$163,260	$140,751

Earnings Per Share
Basic	$1.84	$1.39
Diluted	$1.81	$1.38
Dividends per share	$0.18	$0.16

Share Data
Weighted average shares outstanding used in basic per share calculations	88,772,845	101,194,814
Plus: Dilutive securities	1,296,252	780,001

Weighted average shares used in diluted per share calculations	90,069,097	101,974,815

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income	$163,260	$140,751

Other comprehensive income:

Change in unrealized gains on securities, net of taxes of $(9,442) and $3,569, respectively	18,196	(12,699)
Change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(1,596) and $(2,231), respectively	2,965	4,143

Changes in foreign currency translation, net of taxes of $(2,683) and $(3,891), respectively	14,741	16,541
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(2,012) and $(1,565), respectively	3,738	2,885

Total other comprehensive income	39,640	10,870

Total comprehensive income	$202,900	$151,621

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2011 through March 31, 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2011, as previously reported	$1,464	$3,025,477	$3,742,479	$554,867	$(2,297,351)	$5,026,936
Cumulative effect of adjustment resulting from new accounting guidance	0	0	(155,695)	2,709	0	(152,986)

Adjusted balance, December 31, 2011	1,464	3,025,477	3,586,784	557,576	(2,297,351)	4,873,950
Stock plan exercises	(1)	(4,102)	0	0	0	(4,103)
Stock plan compensation expense	0	8,967	0	0	0	8,967
Change in tax benefit from share-based payment arrangements	0	(1,526)	0	0	0	(1,526)
Dividends	0	0	(15,941)	0	0	(15,941)
Acquisition of common stock	0	0	0	0	(99,357)	(99,357)
Net income	0	0	163,260	0	0	163,260
Other comprehensive income	0	0	0	39,640	0	39,640

Balance, March 31, 2012	$1,463	$3,028,816	$3,734,103	$597,216	$(2,396,708)	$4,964,890

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$1,021	$183,626

Investing activities
Sales of:
Fixed maturity securities available for sale	417,798	298,041
Equity securities available for sale	50,373	2,183
Other invested assets	6,797	4,454
Property and equipment and other	1,811	34
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	290,834	275,168
Commercial mortgage loans on real estate	15,789	23,140
Purchases of:
Fixed maturity securities available for sale	(739,677)	(665,307)
Equity securities available for sale	(54,043)	(12,301)
Commercial mortgage loans on real estate	(20,260)	(28,891)
Other invested assets	(6,528)	(13,605)
Property and equipment and other	(7,126)	(6,213)
Change in short-term investments	61,650	(75,881)
Change in policy loans	(46)	317
Change in collateral held/pledged under securities agreements	1,204	32,411

Net cash provided by (used in) investing activities	18,576	(166,450)

Financing activities
Repayment of mandatorily redeemable preferred stock	0	(5,000)
Change in tax benefit from share-based payment arrangements	(1,526)	(549)
Acquisition of common stock	(103,629)	(175,594)
Dividends paid	(15,941)	(16,122)
Change in obligation under securities agreements	(1,204)	(32,411)
Change in receivables under securities loan agreements	0	(168,951)
Change in obligations to return borrowed securities	0	167,557

Net cash used in financing activities	(122,300)	(231,070)

Effect of exchange rate changes on cash and cash equivalents	805	3,812

Change in cash and cash equivalents	(101,898)	(210,082)
Cash and cash equivalents at beginning of period	1,166,713	1,150,516

Cash and cash equivalents at end of period	$1,064,815	$940,434

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

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

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements.

The interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements—Adopted

On January 1, 2012, the Company adopted the guidance on fair value measurement. This amended guidance changes certain fair value measurement principles and expands required disclosures to include quantitative and qualitative information about unobservable inputs in Level 3 measurements to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements. As of January 1, 2011, the beginning of the earliest period presented, the cumulative effect adjustment recorded to reflect this guidance resulted in a decrease of $148,811 in retained earnings, an increase of $1,411 in accumulated other comprehensive income and a decrease of $147,400 in total stockholders’ equity.

The effect of adoption of this new guidance on the December 31, 2011 consolidated balance sheet was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Deferred acquisition costs	$2,632,720	$(139,863)	$2,492,857
Deferred income taxes, net	0	44,280	44,280
Total assets	27,115,445	(95,583)	27,019,862
Future policy benefits and expenses	8,269,343	89,863	8,359,206
Deferred income taxes, net	32,460	(32,460)	0
Total liabilities	22,088,509	57,403	22,145,912
Retained earnings	3,742,479	(155,695)	3,586,784
Accumulated other comprehensive income	554,867	2,709	557,576
Total stockholders’ equity	5,026,936	(152,986)	4,873,950
Total liabilities and stockholders’ equity	27,115,445	(95,583)	27,019,862

The effect of adoption of this new guidance on the consolidated statement of operations for the three months ended March 31, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Policyholder benefits	$894,510	$(1,482)	$893,028
Amortization of deferred acquisition costs and value of business acquired	354,600	(29,060)	325,540
Underwriting, general and administrative expenses	557,801	30,745	588,546
Total benefits, losses and expenses	1,822,042	203	1,822,245
Income before provision for income taxes	214,629	(203)	214,426
Provision for income taxes	72,888	787	73,675
Net income	141,741	(990)	140,751

Earnings per share
Basic	1.40	(0.01)	1.39
Diluted	1.39	(0.01)	1.38

Recent Accounting Pronouncements—Not Yet Adopted

In July 2011, Financial Accounting Standards Board (“FASB’) issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their income statements fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$169,393	$7,513	$(443)	$176,463	$0
States, municipalities and political subdivisions	814,911	94,515	(236)	909,190	0
Foreign governments	624,928	71,052	(1,350)	694,630	0
Asset-backed	31,004	1,963	(569)	32,398	1,105
Commercial mortgage-backed	80,442	6,107	0	86,549	0
Residential mortgage-backed	818,054	56,724	(709)	874,069	10,133
Corporate	7,704,246	870,429	(25,865)	8,548,810	16,994

Total fixed maturity securities	$10,242,978	$1,108,303	$(29,172)	$11,322,109	$28,232

Equity securities:
Common stocks	$13,853	$3,110	$(11)	$16,952	$0
Non-redeemable preferred stocks	345,819	34,514	(10,517)	369,816	0

Total equity securities	$359,672	$37,624	$(10,528)	$386,768	$0

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$148,379	$8,987	$(26)	$157,340	$0
States, municipalities and political subdivisions	832,788	96,536	(301)	929,023	0
Foreign governments	647,133	78,148	(1,368)	723,913	0
Asset-backed	30,681	2,072	(320)	32,433	1,118
Commercial mortgage-backed	82,184	5,840	0	88,024	0
Residential mortgage-backed	841,488	56,364	(633)	897,219	8,240
Corporate	7,540,776	882,628	(58,757)	8,364,647	14,313

Total fixed maturity securities	$10,123,429	$1,130,575	$(61,405)	$11,192,599	$23,671

Equity securities:
Common stocks	$14,037	$2,018	$(54)	$16,001	$0
Non-redeemable preferred stocks	343,374	28,141	(25,140)	346,375	0

Total equity securities	$357,411	$30,159	$(25,194)	$362,376	$0

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S, and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $163,476 and $164,347, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2012 and December 31, 2011, revenue bonds account for 51% of the holdings. Excluding pre-refunded bonds, sales tax, highway, transit, water, and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 80% and 79% of the revenue sources, as of March 31, 2012 and December 31, 2011, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At March 31, 2012 and December 31, 2011, approximately 64%, 15%, 8% and 63%, 13%, 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 5% of our foreign government securities as of March 31, 2012 and December 31, 2011.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $933,358 with an unrealized gain of $73,619 at March 31, 2012 and $868,012 with an unrealized gain of $61,387 at December 31, 2011. Approximately 31% of the corporate European exposure is held in the financial industry at March 31, 2012 and December 31, 2011. No European country represented more than 5% of the fair value of our corporate securities as of March 31, 2012 and December 31, 2011. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The cost or amortized cost and fair value of fixed maturity securities at March 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$345,968	$352,084
Due after one year through five years	2,125,893	2,257,255
Due after five years through ten years	2,527,332	2,745,047
Due after ten years	4,314,285	4,974,707

Total	9,313,478	10,329,093
Asset-backed	31,004	32,398
Commercial mortgage-backed	80,442	86,549
Residential mortgage-backed	818,054	874,069

Total	$10,242,978	$11,322,109

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended March 31,
	2012	2011
Proceeds from sales	$468,591	$322,589
Gross realized gains	15,532	8,243
Gross realized losses	6,569	3,852

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statements of operations as follows:

	Three Months Ended March 31,
	2012	2011
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$12,205	$6,333
Equity securities	(3,078)	(255)
Other investments	256	(721)

Total net realized gains related to sales and other	9,383	5,357

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(1,283)	(1,560)
Equity securities	(226)	(20)
Other investments	(330)	0

Total net realized losses related to other-than-temporary impairments	(1,839)	(1,580)

Total net realized gains	$7,544	$3,777

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

Other-Than-Temporary Impairments

The Company follows the OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the three months ended March 31, 2012 and 2011, the Company recorded $1,936 and $1,955, respectively, of OTTI, of which $1,839 and $1,580, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $97 and $375, respectively, related to all other factors and recorded as an unrealized loss component of AOCI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three months ended March 31,
	2012	2011

Balance, January 1	$103,090	$105,245
Additions for credit loss impairments recognized in the current period on securities not previously impaired	0	1,455
Additions for credit loss impairments recognized in the current period on securities previously impaired	56	104
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(215)	(134)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(578)	(1,697)

Balance, March 31	$102,353	$104,973

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$55,918	$(443)	$0	$0	$55,918	$(443)
States, municipalities and political subdivisions	0	0	4,424	(236)	4,424	(236)
Foreign governments	19,449	(143)	9,234	(1,207)	28,683	(1,350)
Asset-backed	2,454	(569)	0	0	2,454	(569)
Residential mortgage-backed	57,285	(658)	2,056	(51)	59,341	(709)
Corporate	590,641	(12,469)	157,337	(13,396)	747,978	(25,865)

Total fixed maturity securities	$725,747	$(14,282)	$173,051	$(14,890)	$898,798	$(29,172)

Equity securities:
Common stocks	$690	$(11)	$0	$0	$690	$(11)
Non-redeemable preferred stocks	33,682	(626)	68,830	(9,891)	102,512	(10,517)

Total equity securities	$34,372	$(637)	$68,830	$(9,891)	$103,202	$(10,528)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	December 31, 2011
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$8,852	$(26)	$0	$0	$8,852	$(26)
States, municipalities and political subdivisions	0	0	5,503	(301)	5,503	(301)
Foreign governments	31,125	(150)	9,443	(1,218)	40,568	(1,368)
Asset-backed	2,624	(320)	0	0	2,624	(320)
Residential mortgage-backed	43,141	(513)	2,368	(120)	45,509	(633)
Corporate	718,815	(32,899)	176,279	(25,858)	895,094	(58,757)

Total fixed maturity securities	$804,557	$(33,908)	$193,593	$(27,497)	$998,150	$(61,405)

Equity securities:
Common stocks	$1,174	$(54)	$0	$0	$1,174	$(54)
Non-redeemable preferred stocks	51,577	(4,499)	85,704	(20,641)	137,281	(25,140)

Total equity securities	$52,751	$(4,553)	$85,704	$(20,641)	$138,455	$(25,194)

Total gross unrealized losses represent less than 4% and 8% of the aggregate fair value of the related securities at March 31, 2012 and December 31, 2011, respectively. Approximately 38% and 44% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2012 and December 31, 2011, respectively. The total gross unrealized losses are comprised of 336 and 389 individual securities at March 31, 2012 and December 31, 2011, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at March 31, 2012 and December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of March 31, 2012, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. Within the Company’s fixed maturity securities, the majority of the loss position relates to securities in the financial industry sector. For these concentrations, gross unrealized losses of twelve months or more were $20,526, or 83%, of the total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of March 31, 2012, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of March 31, 2012, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At March 31, 2012, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $17 to $16,200 at March 31, 2012 and from $36 to $16,285 at December 31, 2011.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to value and average debt-service coverage ratios as of the dates indicated:

	00000000000	00000000000	00000000000
	March 31, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,036,830	78.3%	2.09
71 – 80%	182,886	13.8%	1.34
81 – 95%	68,042	5.2%	1.16
Greater than 95%	35,884	2.7%	0.77

Gross commercial mortgage loans	1,323,642	100.0%	1.91

Less valuation allowance	(10,410)

Net commercial mortgage loans	$1,313,232

	0000000000	0000000000	0000000000
	December 31, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,018,927	77.1%	2.09
71 – 80%	188,816	14.3%	1.37
81 – 95%	74,657	5.7%	1.16
Greater than 95%	37,697	2.9%	0.76

Gross commercial mortgage loans	1,320,097	100.0%	1.90

Less valuation allowance	(10,410)

Net commercial mortgage loans	$1,309,687

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

As of March 31, 2012 and December 31, 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,125 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,290 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of March 31, 2012 and December 31, 2011. The Company has actively reduced the size of its securities lending to mitigate counterparty exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	March 31, 2012
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$176,463	$0		$172,170		$4,293
State, municipalities and political subdivisions	909,190	0		909,190		0
Foreign governments	694,630	1,977		669,209		23,444
Asset-backed	32,398	0		32,398		0
Commercial mortgage-backed	86,549	0		85,685		864
Residential mortgage-backed	874,069	0		872,225		1,844
Corporate	8,548,810	0		8,405,530		143,280
Equity securities:
Common stocks	16,952	16,269		683		0
Non-redeemable preferred stocks	369,816	0		369,800		16
Short-term investments	383,716	306,576	b	77,140	c	0
Collateral held/pledged under securities agreements	69,125	61,255	b	7,870	c	0
Other investments	247,243	51,965	a	183,654	c	11,624	d
Cash equivalents	726,894	709,991	b	16,903	c	0
Other assets	8,029	0		1,277	f	6,752	e
Assets held in separate accounts	1,783,769	1,563,405	a	220,364	c	0

Total financial assets	$14,927,653	$2,711,438		$12,024,098		$192,117

Financial Liabilities
Other liabilities	$54,351	$51,965	a	$228	f	$2,158	f
Liabilities related to separate accounts	1,783,769	1,563,405	a	220,364	c	0

Total financial liabilities	$1,838,120	$1,615,370		$220,592		$2,158

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	December 31, 2011
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$157,340	$0		$152,940		$4,400
State, municipalities and political subdivisions	929,023	0		929,023		0
Foreign governments	723,913	1,857		699,343		22,713
Asset-backed	32,433	0		31,980		453
Commercial mortgage-backed	88,024	0		87,120		904
Residential mortgage-backed	897,219	0		895,352		1,867
Corporate	8,364,647	0		8,227,018		137,629
Equity securities:
Common stocks	16,001	15,318		683		0
Non-redeemable preferred stocks	346,375	0		346,362		13
Short-term investments	441,383	355,732	b	85,651	c	0
Collateral held/pledged under securities agreements	70,221	56,441	b	13,780	c	0
Other investments	245,280	47,931	a	179,092	c	18,257	d
Cash equivalents	915,339	887,135	b	28,204	c	0
Other assets	9,241	0		720	f	8,521	e
Assets held in separate accounts	1,632,781	1,417,864	a	214,917	c	0

Total financial assets	$14,869,220	$2,782,278		$11,892,185		$194,757

Financial Liabilities
Other liabilities	$50,754	$47,931	a	$103	f	$2,720	f
Liabilities related to separate accounts	1,632,781	1,417,864	a	214,917	c	0

Total financial liabilities	$1,683,535	$1,465,795		$215,020		$2,720

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

There were no transfers between Level 1 and Level 2 financial assets during the period. However, there were transfers between Level 2 and Level 3 financial assets during the period, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur when market observable inputs that were previously available become unavailable in the current period. The remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(1)	$(2)	$0	$(104)	$0	$0	$4,293
Foreign governments	22,713	(1)	732	0	0	0	0	23,444

Asset-backed	453	0	0	0	0		(453)	0
Commercial mortgage-backed	904	0	(2)	0	(38)	0	0	864
Residential mortgage-backed	1,867	3	25	1,930	(115)	0	(1,866)	1,844

Corporate	137,629	(99)	3,829	2,155	(7,767)	8,986	(1,453)	143,280

Equity Securities
Non-redeemable preferred stocks	13	0	2	0	0	1	0	16

Other investments	18,257	(449)	418	0	(8,090)	1,488	0	11,624

Other assets	8,521	(1,769)	0	0	0	0	0	6,752

Financial Liabilities

Other liabilities	(2,720)	562	0	0	0	0	0	(2,158)

Total level 3 assets and liabilities	$192,037	$(1,754)	$5,002	$4,085	$(16,114)	$10,475	$(3,772)	$189,959

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2011
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$14,506	$(133)	$(12)	$0	$(1,286)	$0	$0	$13,075
Foreign governments	25,621	(1)	(99)	0	0	0	(4,120)	21,401
Commercial mortgage-backed	4,542	0	33	0	(36)	0	(1,392)	3,147

Corporate	125,685	(347)	4,193	7,496	(12,991)	7,601	0	131,637

Equity Securities
Non-redeemable preferred stocks	558	(26)	65	0	(574)	6	(7)	22

Other investments	8,309	(455)	289	0	(371)	0	0	7,772

Other assets	9,825	(1,614)	0	0	0	0	0	8,211

Total level 3 assets	$189,046	$(2,576)	$4,469	$7,496	$(15,258)	$7,607	$(5,519)	$185,265

(1)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

Three Months Ended March 31, 2012 and 2011

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended March 31, 2012 and December 31, 2011, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of March 31, 2012 and December 31, 2011, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

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

Level 3 Securities

The Company’s investments classified as Level 3 as of March 31, 2012 and December 31, 2011, consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $79,710 and $85,457 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of March 31, 2012 and December 31, 2011, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $94,031 and $82,522 were priced internally using independent and non-binding broker quotes as of March 31, 2012 and December 31, 2011, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

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

The Company utilizes both the income and market valuation approaches to measure the fair value of its reporting units when required. Under the income approach, the Company determined the fair value of the reporting units considering distributable earnings, which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derived the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2012 earnings and price to estimated 2013 earnings, which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

•	Other assets

•	Assets held in separate accounts

•	Other liabilities

•	Liabilities related to separate accounts

In estimating the fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets, the Company used the following methods and assumptions:

Commercial mortgage loans: the fair values of mortgage loans are estimated using discounted cash flow models. The model inputs include mortgage amortization schedules and loan provisions, an internally developed credit spread based on the credit risk associated with the borrower and the treasury spot curve. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

Policy loans: the carrying value of policy loans reported in the balance sheets approximates fair value.

Policy reserves under investment products: the fair values for the Company’s policy reserves under investment products are determined using discounted cash flow analysis. Key inputs to the valuation include projections of policy cash flows, reserve run-off, market yields and risk margins.

Funds held under reinsurance: the carrying value reported approximates fair value due to the short maturity of the instruments.

Debt: the fair value of debt is based upon matrix pricing performed by the pricing service utilizing the standard inputs.

Obligations under securities agreements: obligation under securities agreements is reported at the amount of cash received from the selected broker/dealers.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	March 31, 2012
	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,313,232	$1,502,409	$0	$0	$1,502,409
Policy loans	54,311	54,311	54,311	0	0

Total financial assets	$1,367,543	$1,556,720	$54,311	$0	$1,502,409

Financial Liabilities

Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$804,618	$798,696	$0	$0	$798,696
Funds withheld under reinsurance	63,723	63,723	63,723	0	0

Debt	972,308	1,025,046	0	1,025,046	0
Obligation under securities agreements	94,290	94,290	94,290	0	0

Total financial liabilities	$1,934,939	$1,981,755	$158,013	$1,025,046	$798,696

	December 31, 2011
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,309,687	$1,439,753	$0	$0	$1,439,753
Policy loans	54,192	54,192	54,192	0	0

Total financial assets	$1,363,879	$1,493,945	$54,192	$0	$1,439,753

Financial Liabilities

Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$791,341	$780,744	$0	$0	$780,744
Funds withheld under reinsurance	64,413	64,413	64,413	0	0

Debt	972,278	1,016,562	0	1,016,562	0
Obligation under securities agreements	95,494	95,494	95,494	0	0

Total financial liabilities	$1,923,526	$1,957,213	$159,907	$1,016,562	$780,744

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

Only the fair value of the Company’s policy reserves for investment-type contracts, (those without significant mortality or morbidity risk) are reflected in the table above.

Reinsurance Recoverables Credit Disclosures

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The A.M. Best ratings have not changed significantly since December 31, 2011.

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of March 31, 2012 is as follows:

Balance as of beginning-of-year	$10,633
Provision	0
Other additions	0
Direct write-downs charged against the allowance	0

Balance as of the end-of-period	$10,633

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended March 31, 2012 and 2011, respectively. There was $7,523 of accrued interest at March 31, 2012 and 2011, respectively. The Company made interest payments of $30,094 on February 15, 2012 and 2011.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at March 31, 2012, due to outstanding letters of credit.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The Company did not use the commercial paper program during the three months ended March 31, 2012 and 2011 and there were no amounts outstanding relating to the commercial paper program at March 31, 2012 and December 31, 2011. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at March 31, 2012. The Company had $24,296 of letters of credit outstanding under the 2011 Credit Facility as of March 31, 2012.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2012, the Company was in compliance with all covenants, minimum ratios and thresholds.

7. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The change in unrealized gains on securities is net of reclassification adjustments of $4,393, net of tax, for the three months ended March 31, 2012, for net realized gains on sales of securities included in net income. The change in OTTI is net of reclassification adjustments of $(36), net of tax, for the three months ended March 31, 2012, for net realized losses on sales of securities included in net income. The change in pension underfunding is net of reclassification adjustments of $3,738, net of tax, for the three months ended March 31, 2012, for amortization of prior service cost included in net income.

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded PSUs and RSUs in 2012 and 2011. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued.

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

PSU Performance Goals. For 2012 and 2011, the Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in GAAP total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. For the 2012-2014 and 2011-2013 performance cycles, payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 457,281 and 459,185 for the three months ended March 31, 2012 and 2011, respectively. The compensation expense recorded related to RSUs was $5,082 and $4,693 for the three months ended March 31, 2012 and 2011, respectively. The related total income tax benefit was $1,781 and $1,638 for the three months ended March 31, 2012 and 2011, respectively. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2012 and 2011 was $41.68 and $38.23, respectively.

As of March 31, 2012, there was $31,431 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.64 years. The total fair value of RSUs vested during the three months ended March 31, 2012 and 2011 was $18,517 and $12,582, respectively.

Performance Share Units

PSUs granted to employees were 407,506 and 401,735 for the three months ended March 31, 2012 and 2011, respectively. The compensation expense recorded related to PSUs was $3,474 and $(307) for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2011, portions of the compensation expense recorded in 2010 were reversed since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $1,218 and $109 for the three months ended March 31, 2012 and 2011, respectively. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2012 and 2011 was $41.68 and $37.83, respectively.

As of March 31, 2012, there was $26,781 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.91 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2012 and 2011 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the three months ended March 31, 2012 and 2011 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Long-Term Incentive Plan

Prior to the approval of the ALTEIP, share based awards were granted under the 2004 Assurant Long-Term Incentive Plan (“ALTIP”), which authorized the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the ALTIP, Business Value Rights Program (“BVR”) and CEO Equity Grants Program. Under the ALTIP, the Company was authorized to grant restricted stock and SARs. Since May 2008, no new grants have been made under this plan and the impact of these grants on the consolidated financial statements is immaterial.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $379 and $332 for the three months ended March 31, 2012 and 2011, respectively.

In January 2012, the Company issued 103,243 shares at a discounted price of $32.98 for the offering period of July 1, 2011 through December 31, 2011. In January 2011, the Company issued 111,414 shares at a discounted price of $31.06 for the offering period of July 1, 2010 through December 31, 2010.

The fair value of each award under the ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.

9. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2012	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	978,000	$39.50	978,000
February	528,000	43.37	528,000
March	912,000	41.47	912,000

Total	2,418,000	$41.09	2,418,000

On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock in addition to its then-remaining authorization, making the total remaining under the authorization $805,587 as of that date.

During the three months ended March 31, 2012, the Company repurchased 2,418,000 shares of the Company’s outstanding common stock at a cost of $99,309, exclusive of commissions, leaving $206,083 remaining at March 31, 2012 under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

10. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended March 31,
	2012	2011
Numerator
Net income	$163,260	$140,751
Deduct dividends paid	(15,941)	(16,122)

Undistributed earnings	$147,319	$124,629

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	88,772,845	101,194,814
Incremental common shares from :
SARs	156,735	215,593
PSUs	1,139,517	564,408

Weighted average shares used in diluted earnings per share calculations	90,069,097	101,974,815

Earnings per common share - Basic
Distributed earnings	$0.18	$0.16
Undistributed earnings	1.66	1.23

Net income	$1.84	$1.39

Earnings per common share - Diluted
Distributed earnings	$0.18	$0.16
Undistributed earnings	1.63	1.22

Net income	$1.81	$1.38

Average SARs totaling 222 and 2,811,156 for the three months ended March 31, 2012 and 2011, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

11. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2012 and 2011 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Service cost	$8,125	$7,750	$925	$725	$700	$1,050
Interest cost	8,150	8,375	1,350	1,450	875	1,125
Expected return on plan assets	(10,100)	(10,325)	0	0	(775)	(725)
Amortization of prior service cost	25	25	175	150	(225)	375
Amortization of net loss	4,725	3,200	1,050	700	0	0
Curtailment credit / special termination benefits	0	0	0	125	0	0

Net periodic benefit cost	$10,925	$9,025	$3,500	$3,150	$575	$1,825

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $100,312 and $125,517 (based on the fair value of Plan assets compared to the projected benefit obligation) at March 31, 2012 and December 31, 2011, respectively. This equates to an 86% and 83% funded status at March 31, 2012 and December 31, 2011, respectively. The change in under-funded status is mainly due to an increase in the discount rate used to determine the projected benefit obligation and favorable investment returns. During the first three months of 2012, $12,500 in cash was contributed to the Plan. Additional cash, up to $37,500, is expected to be contributed to the Plan over the remainder of 2012.

12. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides debt protection administration, credit-related insurance, warranties and service contracts, and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and additional costs associated with excess of loss reinsurance programs reinsured and ceded to certain subsidiaries in the London market between 1995 and 1997. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Company organizes for purposes of making operating decisions and assessing performance.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$626,948	$484,200	$407,473	$258,440	$0	$1,777,061
Net investment income	99,311	24,701	11,128	31,933	5,222	172,295
Net realized gains on investments	0	0	0	0	7,544	7,544
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,621	4,621
Fees and other income	72,440	24,139	7,755	7,008	61	111,403

Total revenues	798,699	533,040	426,356	297,381	17,448	2,072,924

Benefits, losses and expenses
Policyholder benefits	209,808	155,710	302,484	188,356	0	856,358
Amortization of deferred acquisition costs and value of business acquired	253,778	81,729	77	6,174	0	341,758
Underwriting, general and administrative expenses	269,399	125,283	104,274	89,175	21,953	610,084
Interest expense	0	0	0	0	15,076	15,076

Total benefits, losses and expenses	732,985	362,722	406,835	283,705	37,029	1,823,276

Segment income (loss) before provision (benefit) for income tax	65,714	170,318	19,521	13,676	(19,581)	249,648
Provision (benefit) for income taxes	22,314	57,314	7,906	4,612	(5,758)	86,388

Segment income (loss) after tax	$43,400	$113,004	$11,615	$9,064	$(13,823)

Net income						$163,260

	As of March 31, 2012
Segment Assets:
Segment assets, excluding goodwill	$11,507,569	$3,485,017	$1,034,169	$2,432,393	$8,155,622	$26,614,770

Goodwill						640,098

Total Assets						$27,254,868

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$601,322	$467,658	$426,162	$266,870	$0	$1,762,012
Net investment income	97,725	26,181	11,302	32,467	4,198	171,873
Net realized gains on investments	0	0	0	0	3,777	3,777
Amortization of deferred gain on disposal of businesses	0	0	0	0	5,134	5,134
Fees and other income	60,686	17,299	8,948	6,768	174	93,875

Total revenues	759,733	511,138	446,412	306,105	13,283	2,036,671

Benefits, losses and expenses
Policyholder benefits	214,694	166,953	310,162	201,219	0	893,028
Amortization of deferred acquisition costs and value of business acquired	244,451	75,179	0	5,910	0	325,540
Underwriting, general and administrative expenses	245,150	113,101	121,725	89,158	19,412	588,546
Interest expense	0	0	0	0	15,131	15,131

Total benefits, losses and expenses	704,295	355,233	431,887	296,287	34,543	1,822,245

Segment income (loss) before provision (benefit) for income tax	55,438	155,905	14,525	9,818	(21,260)	214,426
Provision (benefit) for income taxes	18,490	53,161	7,335	3,378	(8,689)	73,675

Segment income (loss) after tax	$36,948	$102,744	$7,190	$6,440	$(12,571)

Net income						$140,751

	As of December 31, 2011
Segment Assets:
Segment assets, excluding goodwill	$11,333,833	$3,387,027	$1,067,423	$2,477,192	$8,115,290	$26,380,765

Goodwill						639,097

Total assets						$27,019,862

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

13. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $24,296 of letters of credit outstanding as of March 31, 2012 and December 31, 2011, respectively.

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

On February 7, 2012, the Company and two of its insurance company subsidiaries (American Security Insurance Company and American Bankers Insurance Company of Florida) received subpoenas from the New York Department of Financial Services (the “NYDFS”) regarding its lender-placed insurance business and related document retention practices. In response to the subpoenas, depositions were conducted in late February involving designated witnesses for the Company and the subsidiaries. On March 23, 2012, the Company received an additional request from the NYDFS for further information relating to its lender-placed insurance program in New York. The Company submitted a response to these requests on April 13, 2012. Along with other companies in the industry, the Company has been requested to testify at public hearings of the NYDFS in mid-May. The Company is committed to cooperating fully and continuing to work with the NYDFS to resolve this matter.

14. Catastrophe Bond Program

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

On January 30, 2012, the Subsidiaries entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II, incorporated on December 2, 2011, is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in the United States and Puerto Rico. The agreements expire in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”). While the Series 2009-1 and Series 2012-1 Notes are in effect as of March 31, 2012, the Series 2012-1 Notes are intended to replace the Series 2009-1 Notes.

Upon expiration of the Series 2009-1 Notes, the remaining $280,000 of coverage will represent approximately 20% of the expected first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s anticipated retention.

Under the terms of these reinsurance agreements, the Subsidiaries are obligated to pay annual reinsurance premiums to Ibis Re and Ibis Re II for the reinsurance coverage. The reinsurance agreements with Ibis Re and Ibis Re II utilize a dual trigger that is based upon an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by an independent party and the Subsidiaries’ covered losses incurred. Reinsurance contracts that have a separate, pre-identified variable (e.g., a loss-based index) are accounted for as reinsurance if certain conditions are met. In the case of the reinsurance agreements with Ibis Re and Ibis Re II, these conditions were met, thus the Company accounted for them as reinsurance in accordance with the guidance for reinsurance contracts.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except number of shares and per share amounts)

Amounts payable to the Subsidiaries under the reinsurance agreements will be determined by the index-based losses, which are designed to approximate the Subsidiaries’ actual losses from any covered event. The amount of actual losses and index losses from any covered event may differ. For each covered event, Ibis Re and Ibis Re II pay the Subsidiaries the lesser of the covered index-based losses or the Subsidiaries’ actual losses. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Subsidiaries under the reinsurance agreements. The Subsidiaries have not incurred any losses subject to the reinsurance agreements since their inception.

As of March 31, 2012, the Company had not ceded any losses to Ibis Re or Ibis Re II.

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

With regard to the Series 2012-1 Notes, the credit risk is mitigated by two reinsurance trust accounts. Each reinsurance trust account has been funded by Ibis Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAA by Standard & Poor’s.

At the time the agreements were entered into with Ibis Re and Ibis Re II, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIEs”). Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

As a result of the evaluation of the reinsurance agreements with Ibis Re and Ibis Re II, the Company concluded that Ibis Re and Ibis Re II are VIEs. However, while Ibis Re and Ibis Re II are VIEs, the Company concluded that it does not have a significant variable interest in Ibis Re or Ibis Re II as the variability in results, caused by the reinsurance agreements, is expected to be absorbed entirely by the bondholders and the Company is not entitled to any residual amounts. Accordingly, the Company is not the primary beneficiary of Ibis Re or Ibis Re II and does not consolidate the entities in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of March 31, 2012, compared with December 31, 2011, and our results of operations for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2012 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2011 Annual Report on Form 10-K, First Quarter 2012 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

Some of the statements in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder, on our health and employee benefits businesses;

(ii)	actions by governmental agencies or government sponsored entities or other circumstances that could result in reductions of the premium rates we charge, increases in the claims we pay or other expenses;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	failure to attract and retain sales representatives;

(v)	losses due to natural and man-made catastrophes;

(vi)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(vii)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(viii)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(ix)	current or new laws and regulations that could increase our costs and decrease our revenues;

(x)	general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xi)	inadequacy of reserves established for future claims;

(xii)	failure to predict or manage benefits, claims and other costs;

(xiii)	uncertain tax positions;

(xiv)	fluctuations in exchange rates and other risks related to our international operations;

(xv)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

(xvi)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and increases in interest rates);

(xvii)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xviii)	inability of reinsurers to meet their obligations;

(xix)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xx)	failure to effectively maintain and modernize our information systems and protect them from cybersecurity threats;

(xxi)	failure to protect client information and privacy;

(xxii)	failure to find and integrate suitable acquisitions and new ventures;

(xxiii)	inability of our subsidiaries to pay sufficient dividends;

(xxiv)	failure to provide for succession of senior management and key executives;

(xxv)	significant competitive pressures in our businesses;

(xxvi)	risks related to outsourcing activities; and

(xxvii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2011 Annual Report on Form 10-K and in this First Quarter 2012 Form 10-Q.

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

The following discussion relates to the three months ended March 31, 2012 (“First Quarter 2012”) and the three months ended March 31, 2011 (“First Quarter 2011”).

Consolidated net income increased $22,509, or 16%, to $163,260 in First Quarter 2012, compared with $141,741 for First Quarter 2011. These results reflect increased earnings across all four of our operating segments, despite economic challenges, compared to the First Quarter 2011.

Assurant Solutions net income increased $6,453, or 17%, to $43,400 for First Quarter 2012 from $38,017 for First Quarter 2011. Results improved across all of our international regions. Revenues also increased primarily due to business growth in Latin America. Preneed fee income increased due to improved sales in the U.S. and Canada. In addition, during First Quarter 2012 we added a prominent client in China. Our overall results have improved in Europe in recent years, but the continuing financial crisis there has triggered greater levels of austerity and recession. European profitability remains below expectations, particularly in the United Kingdom (“U.K.”). Results have improved, but we do not expect the U.K. to reach break-even profitability until mid-2013. Overall, we expect modest premium growth for the segment reflecting improved sales of international and domestic service contracts. Our 2012 priorities are to grow profitably in our targeted areas, including service contracts, preneed, international and mobile.

Assurant Specialty Property net income increased $10,260, or 10%, to $113,004 for First Quarter 2012 from $102,744 for First Quarter 2011. Results were driven by growth from new mortgage loan portfolios, no reportable catastrophes and mild winter weather. We continue to expect placement rates to return to more normal levels as seriously delinquent loans begin to be resolved. During First Quarter 2012, we were awarded 2.1 million new loans in a competitive bidding process, which will begin producing premium in the third quarter. Net earned premiums and fee income from our multi-family housing products increased primarily due to our 2011 SureDeposit acquisition. Overall, we continue to expect net earned premiums and fees in 2012 to be consistent with 2011, reflecting growth in multi-family housing and a modest decline in lender-placed homeowners premiums. As this product mix changes, we anticipate our expense and non-catastrophe loss ratios will rise.

Certain regulators, politicians, consumer advocates, government sponsored entities and others have raised issues regarding the lender-placed insurance business, in which Assurant’s Specialty Property is a major participant. We believe that we are in compliance with all applicable laws, regulations and contractual requirements. In connection with such issues, we have been engaged in discussions and proceedings with state regulators, including the New York Department of Financial Services (the “NYDFS”) and the California State Department of Insurance. Please see the “Risk Factors” section of this report for additional detail. We also proactively met with the Consumer Financial Protection Bureau staff in March 2012 and continue to engage in discussions regarding the consumer-focused processes we follow in the lender-placed business. In addition, we responded to a request for proposal issued by Fannie Mae related to cost-reduction efforts in the lender-placed business. We track about 7.9 million loans for Fannie Mae with a placement rate of approximately one percent.

Assurant Health net income increased $4,425, or 62%, to $11,615 for First Quarter 2012 from $7,190 for First Quarter 2011 due to continued focus on reducing operating expenses and expanding distribution. During First Quarter 2012, operating expenses declined $17,400 compared with First Quarter 2011 due to continued simplification of our operations. In addition, during First Quarter 2012 we entered into a exclusive marketing agreement with American Family Insurance Company (“American Family”), which has a broad network of agents that will now exclusively sell our individual health policies to their customers. Total individual medical sales increased when compared to the same period a year ago, due to the growth of our Health Access and Supplemental products. We anticipate that our new network agreement with Aetna Signature Administrators and marketing agreement with American Family will improve sales of all of our individual products.

Assurant Employee Benefits net income increased 41% to $9,064 for First Quarter 2012 from $6,440 for First Quarter 2011, primarily due to improved life insurance mortality experience. Disability incidence rates improved slightly from year end 2011, but recovery experience remains challenging. We continue to see significant lengthening of the Social Security decision-making process for disability claim adjudication which negatively affects our results. Small employers, our primary customers, continue to face challenging economic conditions. We are further tailoring our strategic focus on distribution through key brokers and expanded offerings which are increasingly important to our customers and their employees. We expect continued growth in net earned premiums of our voluntary and supplemental products. However, overall net earned premiums are expected to be lower in the near term in our Assurant Employee Benefits business, primarily due to the loss of two Disability Reinsurance Management Services, Inc. clients and the lack of small employers’ payroll growth.

Critical Factors Affecting Results and Liquidity

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2011 Annual Report on Form 10-K.

Assurant, Inc. regularly evaluates adjustments proposed by taxing authorities. Tax years 2005-2008 are under federal audit. It is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months. However, based on the information currently available, the Company does not expect any change to be material to the consolidated financial condition but could be material to net income in any given period.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our Senior Notes and dividends on our common stock.

For the three months ended March 31, 2012, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $1,826; net cash provided by investing activities totaled $18,576 and net cash used in financing activities totaled $122,300. We had $1,064,815 in cash and cash equivalents as of March 31, 2012. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2011 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for First Quarter 2012.

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements. See Note 3 to the Notes to Consolidated Financial Statements for more information.

The Affordable Care Act was signed into law in March 2010. One provision of the Affordable Care Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, premium rebates are payable to the policyholders by August 1 of the subsequent year.

The Assurant Health loss ratio reported on page 46 (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR. The most significant differences include the fact that the MLR loss ratio is calculated separately by state and legal entity; the MLR calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR loss ratio includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR loss ratio calculation; and the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated its First Quarter 2012 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. An estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Net earned premiums and other considerations	$1,777,061	$1,762,012
Net investment income	172,295	171,873
Net realized gains on investments	7,544	3,777
Amortization of deferred gain on disposal of businesses	4,621	5,134
Fees and other income	111,403	93,875

Total revenues	2,072,924	2,036,671

Benefits, losses and expenses:
Policyholder benefits	856,358	893,028
Selling, underwriting and general expenses (1)	951,842	914,086
Interest expense	15,076	15,131

Total benefits, losses and expenses	1,823,276	1,822,245

Income before provision for income taxes	249,648	214,426
Provision for income taxes	86,388	73,675

Net income	$163,260	$140,751

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for First Quarter 2012 and First Quarter 2011. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

Net Income

The Company reported net income of $163,260 in First Quarter 2012, an increase of $22,509 or 16%, compared with $140,751 of net income for First Quarter 2011. The improvement was primarily due to increased net income across all four operating segments in First Quarter 2012 compared with First Quarter 2011.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Net earned premiums and other considerations	$626,948	$601,322
Net investment income	99,311	97,725
Fees and other income	72,440	60,686

Total revenues	798,699	759,733

Benefits, losses and expenses:
Policyholder benefits	209,808	214,694
Selling, underwriting and general expenses	523,177	489,601

Total benefits, losses and expenses	732,985	704,295

Segment income before provision for income taxes	65,714	55,438
Provision for income taxes	22,314	18,490

Segment net income	$43,400	$36,948

Net earned premiums and other considerations:
Domestic:
Credit	$42,832	$44,325
Service contracts	305,834	298,351
Other (1)	14,045	11,989

Total domestic	362,711	354,665

International:
Credit	106,390	91,959
Service contracts	129,061	120,248
Other (1)	6,905	6,019

Total international	242,356	218,226

Preneed	21,881	28,431

Total	$626,948	$601,322

Fees and other income:
Domestic:
Debt protection	$6,965	$7,165
Service contracts	31,015	29,102
Other (1)	1,445	1,672

Total domestic	39,425	37,939

International	9,147	7,412
Preneed	23,868	15,335

Total	$72,440	$60,686

Gross written premiums (2):
Domestic:
Credit	$93,242	$94,481
Service contracts	391,694	335,400
Other (1)	23,273	18,488

Total domestic	508,209	448,369

International:
Credit	247,329	247,209

Service contracts	161,523	124,760
Other (1)	11,050	12,055

Total international	419,902	384,024

Total	$928,111	$832,393

Preneed (face sales)	$212,163	$169,475

Combined ratios (3):
Domestic	96.3%	95.9%
International	101.7%	105.5%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

Net Income

Segment net income increased $6,452, or 18%, to $43,400 for First Quarter 2012 from $36,948 for First Quarter 2011 primarily driven by the improvement in our international and preneed businesses. Our international business results increased primarily from growth in Latin America and improved underwriting experience across all other regions. Our Preneed business results also increased primarily due to improved sales in U.S. and Canada. Partially offsetting these increases were reduced earnings from certain domestic blocks of business that are in run-off.

Total Revenues

Total revenues increased $38,966, or 5%, to $798,699 for First Quarter 2012 from $759,733 for First Quarter 2011. The increase was mainly the result of higher net earned premiums and other considerations of $25,626, primarily attributable to increases in both our international service contract and credit businesses and our domestic service contract business. International service contract net earned premiums increased due to growth in retail and mobile markets. Both service contract and credit net earned premiums increased from both new and existing clients in Latin America. Domestic net earned premiums increased primarily due to growth in the retail and automotive markets from new and existing clients. These increases were partially offset by the unfavorable impact of foreign exchange rates. Fees and other income increased $11,754, mostly driven by growth in our preneed business, which benefits from improved sales in the U.S. and Canada.

Gross written premiums increased $95,718, or 12%, to $928,111 for First Quarter 2012 from $832,393 for First Quarter 2011. Gross written premiums from our domestic automotive and retail service contract business increased $56,294 from both new and existing clients. Our international service contract business increased $36,763, due to growth across all regions from new and existing clients. These increases were partially offset by the unfavorable impact of foreign exchange rates.

Preneed face sales increased $42,688, or 25%, to $212,163 for First Quarter 2012 from $169,475 for First Quarter 2011. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International, the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $28,690, or 4%, to $732,985 for First Quarter 2012 from $704,295 for First Quarter 2011. Policyholder benefits declined $4,886 primarily from improved loss experience in our international businesses and from a decrease associated with certain domestic and preneed lines of business that are in run-off. Selling, underwriting and general expenses increased $33,576. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $25,850 due to higher net earned premiums in our international and domestic service contract businesses. General expenses increased $7,726 primarily due to higher costs associated with the growth of our international businesses.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Net earned premiums and other considerations	$484,200	$467,658
Net investment income	24,701	26,181
Fees and other income	24,139	17,299

Total revenues	533,040	511,138

Benefits, losses and expenses:
Policyholder benefits	155,710	166,953
Selling, underwriting and general expenses	207,012	188,280

Total benefits, losses and expenses	362,722	355,233

Segment income before provision for income taxes	170,318	155,905
Provision for income taxes	57,314	53,161

Segment net income	$113,004	$102,744

Net earned premiums and other considerations:
By major product groupings:
Homeowners (lender-placed and voluntary)	$329,130	$310,949
Manufactured housing (lender-placed and voluntary)	50,823	54,636
Other (1)	104,247	102,073

Total	$484,200	$467,658

Ratios:
Loss ratio (2)	32.2%	35.7%
Expense ratio (3)	40.7%	38.8%
Combined ratio (4)	71.4%	73.3%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

Net Income

Segment net income increased $10,260, or 10%, to $113,004 for First Quarter 2012 from $102,744 for First Quarter 2011. The increase is primarily driven by an increase in lender-placed homeowners net earned premiums due to expanded loan portfolios from existing clients and premium growth in our multi-family housing products. In addition, results benefited from mild winter weather and no reportable catastrophe losses in First Quarter 2012. First Quarter 2011 included $7,417 (after-tax) of adverse loss development relating to catastrophe events that occurred in fourth quarter 2010.

Total Revenues

Total revenues increased $21,902, or 4%, to $533,040 for First Quarter 2012 from $511,138 for First Quarter 2011. This increase was primarily due to increased lender-placed homeowners gross earned premiums which is attributable to growth in loan portfolios and higher placement rates. In addition, revenues from our multi-family housing products, including increased fees from the 2011 SureDeposit Acquisition. These increases were partially offset by an increase in both ceded lender-placed and catastrophe reinsurance premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $7,489, or 2%, to $362,722 for First Quarter 2012 from $355,233 for First Quarter 2011. The loss ratio decreased 350 basis points primarily due to no reportable catastrophe losses in First Quarter 2012. First Quarter 2011 included $11,410 of adverse loss development from a reportable catastrophe that occurred in the fourth quarter of 2010. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. In addition, the frequency of non-catastrophe weather related losses decreased in First Quarter 2012, compared to First Quarter 2011, due to mild winter weather. Selling, underwriting and general expenses increased $18,732 primarily due to higher operating expenses to support business growth and higher benefit costs.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Net earned premiums and other considerations	$407,473	$426,162
Net investment income	11,128	11,302
Fees and other income	7,755	8,948

Total revenues	426,356	446,412

Benefits, losses and expenses:
Policyholder benefits	302,484	310,162
Selling, underwriting and general expenses	104,351	121,725

Total benefits, losses and expenses	406,835	431,887

Segment income before provision for income taxes	19,521	14,525
Provision for income taxes	7,906	7,335

Segment net income	$11,615	$7,190

Net earned premiums and other considerations:
Individual markets:
Individual markets	$301,153	$307,928
Group markets	106,320	118,234

Total	$407,473	$426,162

Covered lives by product line:
Individual markets	603	583
Group markets	119	140

Total	722	723

Ratios:
Loss ratio (1)	74.2%	72.8%
Expense ratio (2)	25.1%	28.0%
Combined ratio (3)	98.0%	99.3%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

The Affordable Care Act

Some provisions of the Affordable Care Act have taken effect already, and other provisions will become effective at various dates over the next several years. In December 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act. In December 2011, HHS issued final regulations regarding the MLR. HHS has also issued technical corrections and Q&As throughout 2010 and 2011. However, HHS has not issued guidance regarding specific components of the MLR calculations. The Company has discussed these issues with other industry experts in order to make reasonable assumptions regarding the MLR rebate calculations. However, there remains a risk that HHS will issue new guidance before the 2011 MLR rebate calculations are due to be filed with HHS on June 1, 2012, which may differ from the Company’s assumptions. Recently, the Affordable Care Act has been challenged in the federal courts. In March 2012, the Supreme Court of the United States (the “Court”) heard arguments on the constitutionality of the Affordable Care Act, and a decision from the Court is expected this summer. Management continues to modify its business model to adapt to these new regulations and will continue to monitor HHS and state regulatory activity for clarification and additional regulations. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see “Item 1A—Risk Factors—Risk related to our industry—Recently enacted legislation reforming the U.S. health care system may have a material adverse effect on our financial condition and results of operations” in our 2011 Annual Report on Form 10-K.

For the Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

Net Income

Segment results increased $4,425, or 62%, to $11,615 for First Quarter 2012 from $7,190 for First Quarter 2011. The increase was primarily attributable to lower expenses associated with organizational and operational expense reduction initiatives, lower commissions due to agent compensation changes and lower sales of new policies, and a lower effective tax rate. Partially offsetting these increases were lower sales of new policies and higher claims experience. First Quarter 2011 results included a $4,780 (after-tax) reimbursement from a pharmacy services provider related to pre-2011 activity.

Total Revenues

Total revenues decreased $20,056, or 5%, to $426,356 for First Quarter 2012 from $446,412 for First Quarter 2011. Net earned premiums and other considerations from our individual markets business decreased $6,775, or 2%, primarily due to lower sales of traditional individual medical products caused by the transition to supplemental and affordable choice products and changes in agent commissions, resulting from the Affordable Care Act. Net earned premiums and other considerations from our small group business decreased $11,914, or 10%, due to lower sales and continued policy lapses, partially offset by premium rate increases. These decreases were partially offset by premium rate increases and increased sales of supplemental and affordable choice products.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $25,052, or 6%, to $406,835 for First Quarter 2012 from $431,887 for First Quarter 2011. Policyholder benefits decreased $7,678, or 2%; however, the benefit loss ratio increased to 74.2% from 72.8%. The decrease in policyholder benefits was primarily attributable to a decline in business volume. The increase in the benefit loss ratio was attributable to a disproportionate decline in benefits in relation to the decrease in net earned premiums and other considerations. Selling, underwriting and general expenses decreased $17,374, or 14%, primarily due to reduced employee related expenses, lower service provider and regulatory costs, and reduced commissions due to agent compensation changes and lower sales of new policies.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Net earned premiums and other considerations	$258,440	$266,870
Net investment income	31,933	32,467
Fees and other income	7,008	6,768

Total revenues	297,381	306,105

Benefits, losses and expenses:
Policyholder benefits	188,356	201,219
Selling, underwriting and general expenses	95,349	95,068

Total benefits, losses and expenses	283,705	296,287

Segment income before provision for income taxes	13,676	9,818
Provision for income taxes	4,612	3,378

Segment net income	$9,064	$6,440

Net earned premiums and other considerations:
By major product grouping:
Group dental	$101,742	$104,650
All other group disability	107,860	114,406
Group life	48,838	47,814

Total	$258,440	$266,870

Ratios:
Loss ratio (1)	72.9%	75.4%
Expense ratio (2)	35.9%	34.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

Net Income

Segment net income increased 41% to $9,064 for First Quarter 2012 from $6,440 for First Quarter 2011. The increase was primarily attributable to favorable group life insurance experience.

Total Revenues

Total revenues decreased 3% to $297,381 for First Quarter 2012 from $306,105 for First Quarter 2011. First Quarter 2012 net earned premiums decreased $8,430, primarily driven by the loss of policyholders as a result of pricing actions on a block of previously assumed disability reinsurance business as well as the loss of an assumed disability client.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 4% to $283,705 for First Quarter 2012 from $296,287 for First Quarter 2011. The loss ratio decreased to 72.9% from 75.4%, primarily driven by favorable life and dental insurance loss experience. Expenses remained relatively consistent, however the expense ratio increased to 35.9% from 34.7% primarily as a result of decreased net earned premiums.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Net investment income	$5,222	$4,198
Net realized gains on investments	7,544	3,777
Amortization of deferred gain on disposal of businesses	4,621	5,134
Fees and other income	61	174

Total revenues	17,448	13,283

Benefits, losses and expenses:
Policyholder benefits	0	0
Selling, underwriting and general expenses	21,953	19,412
Interest expense	15,076	15,131

Total benefits, losses and expenses	37,029	34,543

Segment loss before benefit for income taxes	(19,581)	(21,260)
Benefit for income taxes	(5,758)	(8,689)

Segment net loss	$(13,823)	$(12,571)

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

Net Loss

Segment net loss increased $1,252 or 10%, to $(13,823) for First Quarter 2012 compared with $(12,571) for First Quarter 2011. The increase is primarily attributable to changes in tax liabilities which resulted in a lower benefit for income taxes.

Total Revenues

Total revenues increased $4,165, or 31%, to $17,448 for First Quarter 2012 compared with $13,283 for First Quarter 2011. This increase in revenues was primarily the result of increased net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $2,486, or 7%, to $37,029 for First Quarter 2012 compared with $34,543 for First Quarter 2011. This increase is mainly due to increased employee related benefits.

Investments

The Company had total investments of $14,133,792 and $14,026,165 as of March 31, 2012 and December 31, 2011, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2012		December 31, 2011
Aaa / Aa / A	$6,741,859	59.5%	$6,620,808	59.1%
Baa	3,719,759	32.9%	3,692,709	33.0%
Ba	600,313	5.3%	648,817	5.8%
B and lower	260,178	2.3%	230,265	2.1%

Total	$11,322,109	100.0%	$11,192,599	100.0%

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2012	2011
Fixed maturity securities	$141,182	$142,052
Equity securities	5,872	8,052
Commercial mortgage loans on real estate	19,663	20,233
Policy loans	798	735
Short-term investments	1,377	1,274
Other investments	5,074	3,731
Cash and cash equivalents	3,901	1,742

Total investment income	177,867	177,819
Investment expenses	(5,572)	(5,946)

Net investment income	$172,295	$171,873

Net investment income remained relatively consistent at $172,295 for First Quarter 2012 compared with $171,873 for First Quarter 2011.

As of March 31, 2012, the Company owned $230,886 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $208,516 of municipal securities, with a credit rating of A both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At March 31, 2012, approximately 2.6% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.9% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 17.1% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of March 31, 2012 and December 31, 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,125 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,290 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of March 31, 2012 and December 31, 2011. The Company has actively reduced the size of its securities lending to mitigate counterparty exposure. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On October 27, 2011, Standard and Poor’s (“S&P”) revised the outlook on Assurant, Inc’s counterparty credit rating and the financial strength ratings of Assurant’s primary property and casualty ratings to positive from stable. In addition, S&P downgraded the financial strength ratings of Assurant’s primary health subsidiaries from BBB+ to BBB and revised the outlook on these entities to stable from negative. On February 24, 2012, Moody’s Investor Services (“Moody’s”) affirmed Assurant, Inc.’s Senior Debt rating of Baa2 but changed the outlook on this rating to stable from negative. In addition, Moody’s affirmed the financial strength ratings of Assurant’s primary life and health insurance subsidiaries at A3 but changed the outlook on the ratings of two of our life and health insurance subsidiaries to stable from negative. A negative outlook remains on the ratings of Assurant’s two other rated life and health subsidiaries due to concerns about the impact of the Affordable Care Act. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2011 Annual Report on Form 10-K. For 2012, the maximum amount of distributions our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $504,000. During First Quarter 2012, we took dividends or returns of capital, net of infusions, of $49,000 from our subsidiaries. We anticipate that we will be able to take dividends in 2012 of at least equal to insurance subsidiary earnings.

Liquidity

As of March 31, 2012, we had approximately $596,553 in holding company capital. The Company uses the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $758,658, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $596,553 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding Company from its operating companies were $49,000 and $523,881 for First Quarter 2012 and the year ended December 31, 2011, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $115,298 and $600,314 during First Quarter 2012 and the year ended December 31, 2011, respectively.

The primary sources of funds for our subsidiaries consist of premiums and fees collected, proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate investment income.

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

We paid dividends of $0.18 per common share on March 12, 2012 to stockholders of record as of February 27, 2012. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On January 18, 2011, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $805,587 at that date. During the three months ended March 31, 2012, we repurchased 2,418,000 shares of our outstanding common stock at a cost of $99,309, exclusive of commissions. As of March 31, 2012, $206,083 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $100,312 and $125,517 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at March 31, 2012 and December 31, 2011, respectively. This equates to an 86% and 83% funded status at March 31, 2012 and December 31, 2011, respectively. The change in under-funded status is mainly due to an increase in the discount rate used to determine the projected benefit obligation and favorable investment returns.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During First Quarter 2012, we contributed $12,500 in cash to the Plan. Additional cash, up to $37,500, is expected to be contributed to the Plan over the remainder of 2012.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $325,704 was available at March 31, 2012, due to outstanding letters of credit.

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

We did not use the commercial paper program during the three months ended March 31, 2012 or 2011, and there were no amounts outstanding relating to the commercial paper program at March 31, 2012 and December 31, 2011. We made no borrowings using either the 2009 or 2011 Credit Facility and no loans are outstanding at March 31, 2012. We had $24,296 of letters of credit outstanding under the 2011 Credit Facility as of March 31, 2012.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2012, we were in compliance with all covenants, minimum ratios, and thresholds.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended March 31, 2012 and 2011, respectively. There was $7,523 of accrued interest at March 31, 2012 and 2011, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2012	2011
Operating activities (1)	$1,826	$187,438
Investing activities	18,576	(166,450)
Financing activities	(122,300)	(231,070)

Net change in cash	$(101,898)	$(210,082)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $1,826 and $187,438 for Three Months 2012 and Three Months 2011, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments, primarily commissions and reinsurance premiums payable. Cash inflows from premiums collected and income received from investments was consistent period-on-period.

Net cash provided by (used in) investing activities was $18,576 and $(166,450) for Three Months 2012 and Three Months 2011, respectively. The increase in investing activities was mainly due to an increase in sales of fixed maturity securities and changes in our short-term investments.

Net cash used in financing activities was $122,300 and $231,070 for Three Months 2012 and Three Months 2011, respectively. The decrease in financing activities was primarily due to decreased repurchases of our common stock and changes in our obligation under securities agreements.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Interest paid on mandatorily redeemable preferred stock and debt	$30,094	$30,150
Common stock dividends	15,941	16,122

Total	$46,035	$46,272

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $24,296 of letters of credit outstanding as of March 31, 2012 and December 31, 2011.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2011 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended March 31, 2012, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 13 to the Notes to Consolidated Financial Statements for a description of certain matters. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that the outcome of pending matters will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2011 Annual Report on Form 10-K. Except as set forth in the following updated risk factor, there have been no material changes to the risk factors disclosed in our 2011 Annual Report on Form 10-K.

Our business is subject to risks related to litigation and regulatory actions.

From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts and rescissions of policies;

•	disputes over our treatment of claims, where states or insured may allege that we failed to make required payments or to meet prescribed deadlines for adjudicating claims;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with agents, brokers or network providers over compensation and termination of contracts and related claims;

•	actions by regulatory authorities that may challenge our ability to increase or maintain our premium rates, require us to reduce current premium rates and/or result in other fees;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities;

•	disputes relating to customers’ claims that the customer was not aware of the full cost or existence of the insurance or limitations on insurance coverage; and

•	industry-wide investigations regarding business practices including, but not limited to, the use and the marketing of certain types of insurance policies or certificates of insurance.

In fall 2011, Assurant, along with other insurers and with mortgage servicers, received a request for information from the NYDFS regarding its lender-placed insurance business. On February 7, 2012, the Company and two of its wholly owned insurance subsidiaries, American Security Insurance Company and American Bankers Insurance Company of Florida, each received a subpoena from the NYDFS requesting information regarding the lender-placed business and related document retention practices. In response to the subpoenas, depositions were conducted in late February involving designated witnesses for the Company and the foregoing subsidiaries. On March 23, 2012, the Company received an additional request from the NYDFS for further information relating to its lender-placed insurance program in New York and submitted a response on April 13, 2012. Along with other companies in the industry, the Company has been requested to testify at public hearings of the NYDFS in mid-May and American Security Insurance Company has submitted additional information to the NYDFS in response to the Notice of Public Hearings. The Company is committed to cooperating fully with the NYDFS.

In addition, the Company is also engaged in discussions with the California State Department of Insurance (the “Department”) regarding the Company’s lender-placed insurance premium rates. In 2010, the Company submitted a proposed 10% rate decrease, which the Department did not approve. The Company recently re-filed proposed rates. Further discussions with the Department may follow before new rates take effect. The new rates would affect policies that, in 2011, accounted for approximately half of California property insurance net earned premiums.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2012	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
January 1-31	978,000	$39.50	978,000	$266,777,096
February 1-29	528,000	43.37	528,000	243,889,747
March 1-31	912,000	41.47	912,000	206,083,388

Total	2,418,000	$41.09	2,418,000	$206,083,388

(1)	Shares purchased pursuant to the January 18, 2011 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

Item 6.	Exhibits.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 2, 2012	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: May 2, 2012	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer