Form 10-Q
period 2012-06-30
ASSURANT INC
filed 2012-08-01
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding at July 26, 2012 was 81,084,645.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$9,980,885 in 2012 and $10,123,429 in 2011)	$11,214,423	$11,192,599
Equity securities available for sale, at fair value (cost—$369,640 in 2012 and $357,411 in 2011)	399,943	362,376
Commercial mortgage loans on real estate, at amortized cost	1,302,609	1,309,687
Policy loans	53,449	54,192
Short-term investments	504,924	441,383
Collateral held/pledged under securities agreements	94,608	95,221
Other investments	585,803	570,707

Total investments	14,155,759	14,026,165

Cash and cash equivalents	1,106,992	1,166,713
Premiums and accounts receivable, net	685,820	649,122
Reinsurance recoverables	5,428,106	5,411,064
Accrued investment income	153,733	153,783
Deferred acquisition costs	2,635,132	2,492,857
Property and equipment, at cost less accumulated depreciation	241,722	242,908
Deferred income taxes, net	0	44,280
Tax receivable	9,989	0
Goodwill	639,517	639,097
Value of business acquired	66,506	71,014
Other intangible assets, net	279,906	303,832
Other assets	118,929	124,298
Assets held in separate accounts	1,721,478	1,694,729

Total assets	$27,243,589	$27,019,862

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,412,128	$8,359,206
Unearned premiums	5,685,188	5,482,017
Claims and benefits payable	3,352,224	3,437,119
Commissions payable	216,341	260,022
Reinsurance balances payable	103,899	130,144
Funds held under reinsurance	60,890	64,413
Deferred gain on disposal of businesses	124,816	134,033
Obligation under securities agreements	94,615	95,494
Accounts payable and other liabilities	1,413,769	1,486,026
Deferred income taxes, net	52,336	0
Tax payable	0	30,431
Debt	972,337	972,278
Liabilities related to separate accounts	1,721,478	1,694,729

Total liabilities	22,210,021	22,145,912

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 82,392,454 and 88,524,374 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1,472	1,464
Additional paid-in capital	3,028,665	3,025,477
Retained earnings	3,883,865	3,586,784
Accumulated other comprehensive income	676,432	557,576
Treasury stock, at cost; 64,406,999 and 57,433,178 shares at June 30, 2012 and December 31, 2011, respectively	(2,556,866)	(2,297,351)

Total stockholders’ equity	5,033,568	4,873,950

Total liabilities and stockholders’ equity	$27,243,589	$27,019,862

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,792,236	$1,768,308	$3,569,297	$3,530,320
Net investment income	199,314	173,844	371,609	345,717
Net realized gains on investments, excluding other-than-temporary impairment losses	18,175	17,502	27,558	22,858
Total other-than-temporary impairment losses	0	(1,191)	(1,936)	(3,145)
Portion of net gain recognized in other comprehensive income, before taxes	0	(265)	97	110

Net other-than-temporary impairment losses recognized in earnings	0	(1,456)	(1,839)	(3,035)
Amortization of deferred gain on disposal of businesses	4,596	5,105	9,217	10,239
Fees and other income	114,969	99,584	226,372	193,459

Total revenues	2,129,290	2,062,887	4,202,214	4,099,558

Benefits, losses and expenses
Policyholder benefits	872,027	986,844	1,728,385	1,879,872
Amortization of deferred acquisition costs and value of business acquired	334,861	331,598	676,619	657,138
Underwriting, general and administrative expenses	642,667	598,728	1,252,751	1,187,274
Interest expense	15,074	15,075	30,150	30,206

Total benefits, losses and expenses	1,864,629	1,932,245	3,687,905	3,754,490

Income before provision (benefit) for income taxes	264,661	130,642	514,309	345,068
Provision (benefit) for income taxes	95,491	(34,374)	181,879	39,301

Net income	$169,170	$165,016	$332,430	$305,767

Earnings Per Share
Basic	$1.96	$1.69	$3.80	$3.07
Diluted	$1.94	$1.67	$3.76	$3.05
Dividends per share	$0.21	$0.18	$0.39	$0.34

Share Data
Weighted average shares outstanding used in basic per share calculations	86,279,670	97,713,045	87,526,257	99,444,311
Plus: Dilutive securities	764,911	977,069	956,600	954,821

Weighted average shares used in diluted per share calculations	87,044,581	98,690,114	88,482,857	100,399,132

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$169,170	$165,016	$332,430	$305,767

Other comprehensive income:

Change in unrealized gains on securities, net of taxes of $(54,475), $(39,326), $(63,918) and $(35,757), respectively	101,922	79,084	120,118	66,385
Change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(481), $(1,221), $(2,078) and $(3,452), respectively	894	2,268	3,859	6,410

Changes in foreign currency translation, net of taxes of $2,904, $824, $221 and $(3,068), respectively	(27,337)	129	(12,596)	16,670
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(2,013), $(1,558), $(4,025) and $(3,122), respectively	3,737	2,893	7,475	5,778

Total other comprehensive income	79,216	84,374	118,856	95,243

Total comprehensive income	$248,386	$249,390	$451,286	$401,010

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2011 through June 30, 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2011, as previously reported	$1,464	$3,025,477	$3,742,479	$554,867	$(2,297,351)	$5,026,936
Cumulative effect of adjustment resulting from new accounting guidance	0	0	(155,695)	2,709	0	(152,986)

Adjusted balance, December 31, 2011	1,464	3,025,477	3,586,784	557,576	(2,297,351)	4,873,950
Stock plan exercises	8	(13,610)	0	0	0	(13,602)
Stock plan compensation expense	0	14,411	0	0	0	14,411
Change in tax benefit from share-based payment arrangements	0	2,387	0	0	0	2,387
Dividends	0	0	(35,349)	0	0	(35,349)
Acquisition of common stock	0	0	0	0	(259,515)	(259,515)
Net income	0	0	332,430	0	0	332,430
Other comprehensive income	0	0	0	118,856	0	118,856

Balance, June 30, 2012	$1,472	$3,028,665	$3,883,865	$676,432	$(2,556,866)	$5,033,568

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$184,511	$323,751

Investing activities
Sales of:
Fixed maturity securities available for sale	889,773	898,199
Equity securities available for sale	70,122	32,586
Other invested assets	48,774	11,557
Property and equipment and other	1,806	3,188
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	525,705	548,565
Commercial mortgage loans on real estate	63,116	52,037
Purchases of:
Fixed maturity securities available for sale	(1,293,412)	(1,322,244)
Equity securities available for sale	(86,048)	(24,524)
Commercial mortgage loans on real estate	(58,024)	(43,772)
Other invested assets	(20,621)	(22,003)
Property and equipment and other	(22,363)	(17,041)
Subsidiary, net of cash transferred	(3,500)	(45,080)
Change in short-term investments	(65,520)	(85,115)
Change in policy loans	730	647
Change in collateral held/pledged under securities agreements	879	29,806

Net cash provided by investing activities	51,417	16,806

Financing activities
Repayment of mandatorily redeemable preferred stock	—	(5,000)
Change in tax benefit from share-based payment arrangements	2,387	(3,458)
Acquisition of common stock	(258,695)	(286,791)
Dividends paid	(35,349)	(33,680)
Change in obligation under securities agreements	(879)	(29,806)
Change in receivables under securities loan agreements	—	14,370
Change in obligations to return borrowed securities	—	(14,281)

Net cash used in financing activities	(292,536)	(358,646)

Effect of exchange rate changes on cash and cash equivalents	(3,113)	2,672

Change in cash and cash equivalents	(59,721)	(15,417)
Cash and cash equivalents at beginning of period	1,166,713	1,150,516

Cash and cash equivalents at end of period	$1,106,992	$1,135,099

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

The interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Three and Six Months Ended June 30, 2012 and 2011

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

The effect of adoption of this new guidance on the December 31, 2011 consolidated balance sheet was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Deferred acquisition costs	$2,632,720	$(139,863)	$2,492,857
Deferred income taxes, net	0	44,280	44,280
Total assets	27,115,445	(95,583)	27,019,862
Future policy benefits and expenses	8,269,343	89,863	8,359,206
Deferred income taxes, net	32,460	(32,460)	0
Total liabilities	22,088,509	57,403	22,145,912
Retained earnings	3,742,479	(155,695)	3,586,784
Accumulated other comprehensive income	554,867	2,709	557,576
Total stockholders’ equity	5,026,936	(152,986)	4,873,950
Total liabilities and stockholders’ equity	27,115,445	(95,583)	27,019,862

The effect of adoption of this new guidance on the consolidated statement of operations for the three months ended June 30, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Policyholder benefits	$988,197	$(1,353)	$986,844
Amortization of deferred acquisition costs and value of business acquired	362,013	(30,415)	331,598
Underwriting, general and administrative expenses	565,674	33,054	598,728
Total benefits, losses and expenses	1,930,959	1,286	1,932,245
Income before provision for income taxes	131,928	(1,286)	130,642
Provision for income taxes	(33,932)	(442)	(34,374)
Net income	165,860	(844)	165,016

Earnings per share
Basic	1.70	(0.01)	1.69
Diluted	1.68	(0.01)	1.67

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The effect of adoption of this new guidance on the consolidated statement of operations for the six months ended June 30, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Policyholder benefits	$1,882,707	$(2,835)	$1,879,872
Amortization of deferred acquisition costs and value of business acquired	716,613	(59,475)	657,138
Underwriting, general and administrative expenses	1,123,475	63,799	1,187,274
Total benefits, losses and expenses	3,753,001	1,489	3,754,490
Income before provision for income taxes	346,557	(1,489)	345,068
Provision for income taxes	38,956	345	39,301
Net income	307,601	(1,834)	305,767

Earnings per share
Basic	3.09	(0.02)	3.07
Diluted	3.06	(0.01)	3.05

Recent Accounting Pronouncements—Not Yet Adopted

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

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$164,799	$9,264	$(87)	$173,976	$0
States, municipalities and political subdivisions	806,246	103,516	(148)	909,614	0
Foreign governments	595,180	80,512	(1,125)	674,567	0
Asset-backed	29,797	1,790	(519)	31,068	1,149
Commercial mortgage-backed	75,965	5,750	0	81,715	0
Residential mortgage-backed	782,395	60,795	(189)	843,001	11,641
Corporate	7,526,503	999,479	(25,500)	8,500,482	16,817

Total fixed maturity securities	$9,980,885	$1,261,106	$(27,568)	$11,214,423	$29,607

Equity securities:
Common stocks	$14,037	$3,050	$(71)	$17,016	$0
Non-redeemable preferred stocks	355,603	38,506	(11,182)	382,927	0

Total equity securities	$369,640	$41,556	$(11,253)	$399,943	$0

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$148,379	$8,987	$(26)	$157,340	$0
States, municipalities and political subdivisions	832,788	96,536	(301)	929,023	0
Foreign governments	647,133	78,148	(1,368)	723,913	0
Asset-backed	30,681	2,072	(320)	32,433	1,118
Commercial mortgage-backed	82,184	5,840	0	88,024	0
Residential mortgage-backed	841,488	56,364	(633)	897,219	8,240
Corporate	7,540,776	882,628	(58,757)	8,364,647	14,313

Total fixed maturity securities	$10,123,429	$1,130,575	$(61,405)	$11,192,599	$23,671

Equity securities:
Common stocks	$14,037	$2,018	$(54)	$16,001	$0
Non-redeemable preferred stocks	343,374	28,141	(25,140)	346,375	0

Total equity securities	$357,411	$30,159	$(25,194)	$362,376	$0

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

portfolio as of June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $165,115 and $164,347, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2012 and December 31, 2011, revenue bonds account for 52% and 51% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, water, fuel sales, transit and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 80% of the revenue sources, as of June 30, 2012 and December 31, 2011.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At June 30, 2012 and December 31, 2011, approximately 65%, 14%, 7% and 63%, 13%, 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 4% and 5% of our foreign government securities as of June 30, 2012 and December 31, 2011, respectively.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $914,889 with an unrealized gain of $78,859 at June 30, 2012 and $868,012 with an unrealized gain of $61,387 at December 31, 2011. Approximately 29% and 31% of the corporate European exposure is held in the financial industry at June 30, 2012 and December 31, 2011, respectively. No European country represented more than 5% of the fair value of our corporate securities as of June 30, 2012 and December 31, 2011. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at June 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$399,311	$406,724
Due after one year through five years	2,020,383	2,158,032
Due after five years through ten years	2,443,293	2,669,972
Due after ten years	4,229,741	5,023,911

Total	9,092,728	10,258,639
Asset-backed	29,797	31,068
Commercial mortgage-backed	75,965	81,715
Residential mortgage-backed	782,395	843,001

Total	$9,980,885	$11,214,423

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$498,324	$625,903	$966,915	$948,492
Gross realized gains	19,264	20,192	34,796	28,435
Gross realized losses	1,677	5,455	8,246	9,307

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$17,000	$14,573	$29,205	$20,905
Equity securities	769	166	(2,309)	(89)
Mortgage loans	(256)	0	(256)	0
Other investments	662	2,763	918	2,042

Total net realized gains related to sales and other	18,175	17,502	27,558	22,858

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	0	(1,454)	(1,283)	(3,014)
Equity securities	0	(2)	(226)	(21)
Other investments	0	0	(330)	0

Total net realized losses related to other-than-temporary impairments	0	(1,456)	(1,839)	(3,035)

Total net realized gains	$18,175	$16,046	$25,719	$19,823

Other-Than-Temporary Impairments

The Company follows the OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors ( e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the six months ended June 30, 2012, the Company recorded $1,936, of OTTI, of which $1,839 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $97 related to all other factors and recorded as an unrealized loss component of AOCI. For the three months ended June 30, 2012 the Company did not incur any OTTI. For the three and six months ended June 30, 2011, the Company recorded $1,191 and $3,145, respectively, of OTTI, of which $1,456 and $3,035 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $(265) and $110, respectively, related to all other factors and recorded as an unrealized (gain) loss component of AOCI.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months ended June 30,
	2012	2011

Balance, March 31,	$102,353	$104,973
Additions for credit loss impairments recognized in the current period on securities previously impaired	0	1,454
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(599)	(134)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,166)	(659)

Balance, June 30,	$98,588	$105,634

	Six Months ended June 30,
	2012	2011

Balance, January 1,	$103,090	$105,245
Additions for credit loss impairments recognized in the current period on securities not previously impaired	0	1,455
Additions for credit loss impairments recognized in the current period on securities previously impaired	56	1,558
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(814)	(268)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,744)	(2,356)

Balance, June 30,	$98,588	$105,634

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

Three and Six Months Ended June 30, 2012 and 2011

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$17,727	$(87)	$0	$0	$17,727	$(87)
States, municipalities and political subdivisions	0	0	4,516	(148)	4,516	(148)
Foreign governments	16,366	(6)	9,081	(1,119)	25,447	(1,125)
Asset-backed	2,474	(519)	0	0	2,474	(519)
Residential mortgage-backed	23,362	(90)	3,827	(99)	27,189	(189)
Corporate	343,311	(11,247)	167,277	(14,253)	510,588	(25,500)

Total fixed maturity securities	$403,240	$(11,949)	$184,701	$(15,619)	$587,941	$(27,568)

Equity securities:
Common stocks	$1,245	$(71)	$0	$0	$1,245	$(71)
Non-redeemable preferred stocks	27,032	(416)	65,560	(10,766)	92,592	(11,182)

Total equity securities	$28,277	$(487)	$65,560	$(10,766)	$93,837	$(11,253)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

Total gross unrealized losses represent less than 6% and 8% of the aggregate fair value of the related securities at June 30, 2012 and December 31, 2011, respectively. Approximately 32% and 44% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2012 and December 31, 2011, respectively. The total gross unrealized losses are comprised of 217 and 389 individual securities at June 30, 2012 and December 31, 2011, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2012 and December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2012, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the financial industry sector. For these concentrations, gross unrealized losses of twelve months or more were $9,193, or 65%, of the total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of June 30, 2012, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of June 30, 2012, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At June 30, 2012, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $45 to $16,114 at June 30, 2012 and from $36 to $16,285 at December 31, 2011.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to value and average debt-service coverage ratios as of the dates indicated:

	June 30, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,056,652	80.5%	2.05
71 – 80%	165,201	12.6%	1.39
81 – 95%	55,422	4.2%	1.20
Greater than 95%	35,659	2.7%	0.78

Gross commercial mortgage loans	1,312,934	100.0%	1.89

Less valuation allowance	(10,325)

Net commercial mortgage loans	$1,302,609

	December 31, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,018,927	77.1%	2.09
71 – 80%	188,816	14.3%	1.37
81 – 95%	74,657	5.7%	1.16
Greater than 95%	37,697	2.9%	0.76

Gross commercial mortgage loans	1,320,097	100.0%	1.90

Less valuation allowance	(10,410)

Net commercial mortgage loans	$1,309,687

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

As of June 30, 2012 and December 31, 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,608 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,615 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of June 30, 2012 and December 31, 2011. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	June 30, 2012
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$173,976	$0		$169,687		$4,289
State, municipalities and political subdivisions	909,614	0		909,614		0
Foreign governments	674,567	750		650,450		23,367
Asset-backed	31,068	0		31,068		0
Commercial mortgage-backed	81,715	0		80,892		823
Residential mortgage-backed	843,001	0		834,466		8,535
Corporate	8,500,482	0		8,358,605		141,877
Equity securities:
Common stocks	17,016	16,333		683		0
Non-redeemable preferred stocks	382,927	0		382,926		1
Short-term investments	504,924	389,587	b	115,337	c	0
Collateral held/pledged under securities agreements	69,608	65,223	b	4,385	c	0
Other investments	249,613	52,621	a	185,993	c	10,999	d
Cash equivalents	772,724	748,353	b	24,371	c	0
Other assets	7,272	0		998	f	6,274	e
Assets held in separate accounts	1,662,404	1,448,673	a	213,731	c	0

Total financial assets	$14,880,911	$2,721,540		$11,963,206		$196,165

Financial Liabilities
Other liabilities	$53,623	$51,557	a	$131	f	$1,935	f
Liabilities related to separate accounts	1,662,404	1,448,673	a	213,731	c	0

Total financial liabilities	$1,716,027	$1,500,230		$213,862		$1,935

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

Three and Six Months Ended June 30, 2012 and 2011

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,293	$(1)	$(3)	$0	$0	$0	$4,289
Foreign governments	23,444	(1)	(76)	0	0	0	23,367
Commercial mortgage-backed	864	0	(2)	(39)	0	0	823
Residential mortgage-backed	1,844	(7)	25	(392)	7,065	0	8,535

Corporate	143,280	(87)	384	(1,700)	0	0	141,877

Equity Securities
Non-redeemable preferred stocks	16	0	0	0	0	(15)	1

Other investments	11,624	(464)	1	(162)	0	0	10,999

Other assets	6,752	(478)	0	0	0	0	6,274

Financial Liabilities

Other liabilities	(2,158)	223	0	0	0	0	(1,935)

Total level 3 assets and liabilities	$189,959	$(815)	$329	$(2,293)	$7,065	$(15)	$194,230

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30, 2011
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$13,075	$(114)	$(25)	$0	$(713)	$0	$0	$12,223
Foreign governments	21,401	(1)	547	0	0	0	0	21,947

Asset-backed	0	0	0	0	0	0	0	0
Commercial mortgage-backed	3,147	0	(6)	0	(36)	0	(2,110)	995

Corporate	131,637	(52)	273	6,130	(7,876)	0	(2,555)	127,557

Equity Securities
Non-redeemable preferred stocks	22	(2)	15	0	0	0	0	35

Other investments	7,772	1,184	(22)	0	(235)	0	0	8,699

Other assets	8,211	412	0	0	0	0	0	8,623

Total level 3 assets	$185,265	$1,427	$782	$6,130	$(8,860)	$0	$(4,665)	$180,079

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(2)	$(5)	$0	$(104)	$0	$0	$4,289
Foreign governments	22,713	(2)	656	0	0	0	0	23,367

Asset-backed	453	0	0	0	0		(453)	0
Commercial mortgage-backed	904	0	(4)	0	(77)	0	0	823
Residential mortgage-backed	1,867	(4)	50	1,930	(507)	7,065	(1,866)	8,535

Corporate	137,629	(186)	4,213	2,155	(9,467)	8,986	(1,453)	141,877

Equity Securities
Non-redeemable preferred stocks	13	0	2	0	0	1	(15)	1

Other investments	18,257	(913)	419	0	(8,252)	1,488	0	10,999

Other assets	8,521	(2,247)	0	0	0	0	0	6,274

Financial Liabilities

Other liabilities	(2,720)	785	0	0	0	0	0	(1,935)

Total level 3 assets and liabilities	$192,037	$(2,569)	$5,331	$4,085	$(18,407)	$17,540	$(3,787)	$194,230

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2011
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$14,506	$(247)	$(37)	$0	$(1,999)	$0	$0	$12,223
Foreign governments	25,621	(2)	448	0	0	0	(4,120)	21,947

Asset-backed	0	0	0	0	0	0	0	0
Commercial mortgage-backed	4,542	0	27	0	(72)	0	(3,502)	995

Corporate	125,685	(399)	4,466	13,626	(20,867)	7,601	(2,555)	127,557

Equity Securities
Non-redeemable preferred stocks	558	(28)	80	0	(574)	6	(7)	35

Other investments	8,309	729	267	0	(606)	0	0	8,699

Other assets	9,825	(1,202)	0	0	0	0	0	8,623

Total level 3 assets	$189,046	$(1,149)	$5,251	$13,626	$(24,118)	$7,607	$(10,184)	$180,079

(1)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

Three and Six Months Ended June 30, 2012 and 2011

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended June 30, 2012 and December 31, 2011, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of June 30, 2012 and December 31, 2011, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Three and Six Months Ended June 30, 2012 and 2011

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

Level 3 Securities

The Company’s investments classified as Level 3 as of June 30, 2012 and December 31, 2011, consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $94,390 and $99,920 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of June 30, 2012 and December 31, 2011, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $92,622 and $82,522 were priced internally using independent and non-binding broker quotes as of June 30, 2012 and December 31, 2011, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Three and Six Months Ended June 30, 2012 and 2011

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

Three and Six Months Ended June 30, 2012 and 2011

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

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	June 30, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,302,609	$1,474,349	$0	$0	$1,474,349
Policy loans	53,449	53,449	53,449	0	0

Total financial assets	$1,356,058	$1,527,798	$53,449	$0	$1,474,349

Financial Liabilities

Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$862,036	$877,144	$0	$0	$877,144
Funds withheld under reinsurance	60,890	60,890	60,890	0	0

Debt	972,337	1,047,073	0	1,047,073	0
Obligation under securities agreements	94,615	94,615	94,615	0	0

Total financial liabilities	$1,989,878	$2,079,722	$155,505	$1,047,073	$877,144

	December 31, 2011
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,309,687	$1,439,753	$0	$0	$1,439,753
Policy loans	54,192	54,192	54,192	0	0

Total financial assets	$1,363,879	$1,493,945	$54,192	$0	$1,439,753

Financial Liabilities

Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$791,341	$780,744	$0	$0	$780,744
Funds withheld under reinsurance	64,413	64,413	64,413	0	0

Debt	972,278	1,016,562	0	1,016,562	0
Obligation under securities agreements	95,494	95,494	95,494	0	0

Total financial liabilities	$1,923,526	$1,957,213	$159,907	$1,016,562	$780,744

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of June 30, 2012 is as follows:

Balance as of beginning-of-year	$10,633
Provision	0
Other additions	0
Direct write-downs charged against the allowance	0

Balance as of the end-of-period	$10,633

6. Income Tax

At December 31, 2011, the cumulative amount of undistributed earnings for which the Company had not provided deferred income taxes was $138,248. During the second quarter of 2012, the Company adopted a plan to undergo a legal entity reorganization of its foreign subsidiaries to better align the structure for international growth. Due to this reorganization, the cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes will be reduced to $65,000.

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2012 and 2011, respectively, and $30,094 for the six months ended June 30, 2012 and 2011, respectively. There was $22,570 of accrued interest at June 30, 2012 and 2011, respectively. The Company made interest payments of $30,094 on February 15, 2012 and 2011.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $330,240 was available at June 30, 2012, due to outstanding letters of credit.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

The Company did not use the commercial paper program during the six months ended June 30, 2012 and 2011 and there were no amounts outstanding relating to the commercial paper program at June 30, 2012 and December 31, 2011. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at June 30, 2012. The Company had $19,760 of letters of credit outstanding under the 2011 Credit Facility as of June 30, 2012.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2012, the Company was in compliance with all covenants, minimum ratios and thresholds.

8. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following table summarizes those reclassification adjustments as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Reclassification of net realized gains on sales of securities included in net income, net of taxes	$9,582	$8,255	$13,975	$9,851

Reclassification of net realized losses on sales of securities previously written down included in net income, net of taxes	$(56)	$(946)	$(92)	$(978)

Reclassification of amortization of prior service cost included in net income, net of taxes	$3,737	$2,893	$7,475	$5,785

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

9. Stock Based Compensation

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 43,610 and 33,380 for the three months ended June 30, 2012 and 2011, respectively, and 500,891 and 492,565 for the six months ended June 30, 2012 and 2011, respectively. The compensation expense recorded related to RSUs was $5,319 and $5,072 for the three months ended June 30, 2012 and 2011, respectively, and $10,400 and $9,765 for the six months ended June 30, 2012 and 2011, respectively. The related total income tax benefit was $1,859 and $1,771 for the three months ended June 30, 2012 and 2010 respectively, and $3,639 and $3,409 for the six months ended June 30, 2012 and 2011, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2012 and 2011 was $41.47 and $38.22, respectively.

As of June 30, 2012, there was $27,389 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.46 years. The total fair value of RSUs vested during the three months ended June 30, 2012 and 2011 was $1,763 and $1,861, respectively, and $20,301 and $14,443 for the six months ended June 30, 2012 and 2011, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

Performance Share Units

No PSUs were granted during the three months ended June 30, 2012 and 2011. PSUs granted to employees were 407,506 and 401,735 for the six months ended June 30, 2012 and 2011, respectively. The compensation expense recorded related to PSUs was $(267) and $4,178 for the three months ended June 30, 2012 and 2011, respectively, and $3,206 and $3,872 for the six months ended June 30, 2012 and 2011, respectively. Portions of the compensation expense recorded during 2012, 2011 and 2010 were reversed in 2012 and 2011, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $(88) and 1,459 for the three months ended June 30, 2012 and 2011, respectively. The related total income tax benefit was $1,130 and $1,350 for the six months ended June 30, 2012 and 2011, respectively. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2012 and 2011 was $41.68 and $37.83, respectively.

As of June 30, 2012, there was $17,969 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.10 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2012 and 2011 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the six months ended June 30, 2012 and 2011 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $379 and $332 for the three months ended June 30, 2012 and 2011, respectively, and $757 and $664 for the six months ended June 30, 2012 and 2011, respectively.

In January 2012, the Company issued 103,243 shares at a discounted price of $32.98 for the offering period of July 1, 2011 through December 31, 2011. In January 2011, the Company issued 111,414 shares at a discounted price of $31.06 for the offering period of July 1, 2010 through December 31, 2010.

In July 2012, the Company issued 110,699 shares to employees at a discounted price of $31.36 for the offering period of January 1, 2012 through June 30, 2012. In July 2011, the Company issued 106,373 shares to employees at a discounted price of $32.64 for the offering period of January 1, 2011 through June 30, 2011.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2012	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	978,000	$39.50	978,000
February	528,000	43.37	528,000
March	912,000	41.47	912,000
April	912,800	39.58	912,800
May	1,062,000	34.58	1,062,000
June	2,581,021	33.83	2,581,021

Total	6,973,821	$37.21	6,973,821

On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On May 14, 2012, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $733,275 as of that date.

During the six months ended June 30, 2012, the Company repurchased 6,973,821 shares of the Company’s outstanding common stock at a cost of $259,375, exclusive of commissions, leaving $646,017 remaining at June 30, 2012 under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income	$169,170	$165,016	$332,430	$305,767
Deduct dividends paid	(19,408)	(17,558)	(35,349)	(33,680)

Undistributed earnings	$149,762	$147,458	$297,081	$272,087

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	86,279,670	97,713,045	87,526,257	99,444,311
Incremental common shares from :
SARs	127,300	194,678	142,637	205,192
PSUs	528,334	676,129	704,686	643,367
ESPP	109,277	106,262	109,277	106,262

Weighted average shares used in diluted earnings per share calculations	87,044,581	98,690,114	88,482,857	100,399,132

Earnings per common share - Basic
Distributed earnings	$0.21	$0.18	$0.39	$0.34
Undistributed earnings	1.75	1.51	3.41	2.73

Net income	$1.96	$1.69	$3.80	$3.07

Earnings per common share - Diluted
Distributed earnings	$0.21	$0.18	$0.39	$0.33
Undistributed earnings	1.73	1.49	3.37	2.72

Net income	$1.94	$1.67	$3.76	$3.05

Average SARs totaling 1,926,809 for the three months ended June 30, 2011 and 2,365,748 for the six months ended June 30, 2011 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive SARs outstanding during the three and six months ended June 30, 2012. Average PSUs totaling 178,424 for the three months ended June 30, 2012 and 252 for the six months ended June 30, 2012 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding during the three and six months ended June 30, 2011.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2012 and 2011 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$8,125	$7,750	$925	$725	$700	$1,050
Interest cost	8,150	8,375	1,350	1,450	875	1,125
Expected return on plan assets	(10,100)	(10,275)	0	0	(775)	(725)
Amortization of prior service cost	25	25	175	150	(225)	375
Amortization of net loss	4,725	3,200	1,050	700	0	0
Curtailment credit / special termination benefits	0	0	0	125	0	0

Net periodic benefit cost	$10,925	$9,075	$3,500	$3,150	$575	$1,825

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$16,250	$15,500	$1,850	$1,450	$1,400	$2,100
Interest cost	16,300	16,750	2,700	2,900	1,750	2,250
Expected return on plan assets	(20,200)	(20,550)	0	0	(1,550)	(1,450)
Amortization of prior service cost	50	50	350	300	(450)	750
Amortization of net loss	9,450	6,400	2,100	1,400	0	0
Curtailment credit / special termination benefits	0	0	0	250	0	0

Net periodic benefit cost	$21,850	$18,150	$7,000	$6,300	$1,150	$3,650

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $156,527 and $125,517 (based on the fair value of Plan assets compared to the projected benefit obligation) at June 30, 2012 and December 31, 2011, respectively. This equates to an 81% and 83% funded status at June 30, 2012 and December 31, 2011, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation partially offset by favorable investment returns. During the first six months of 2012, $25,000 in cash was contributed to the Plan. Additional cash, up to $25,000, is expected to be contributed to the Plan over the remainder of 2012.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

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

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$645,465	$491,989	$403,029	$251,753	$0	$1,792,236
Net investment income	100,332	27,686	32,278	34,094	4,924	199,314
Net realized gains on investments	0	0	0	0	18,175	18,175
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,596	4,596
Fees and other income	76,219	23,489	7,612	7,571	78	114,969

Total revenues	822,016	543,164	442,919	293,418	27,773	2,129,290

Benefits, losses and expenses
Policyholder benefits	210,188	199,887	294,033	167,919	0	872,027
Amortization of deferred acquisition costs and value of business acquired	250,566	78,051	61	6,183	0	334,861
Underwriting, general and administrative expenses	300,478	124,909	102,093	91,103	24,084	642,667
Interest expense	0	0	0	0	15,074	15,074

Total benefits, losses and expenses	761,232	402,847	396,187	265,205	39,158	1,864,629

Segment income (loss) before provision (benefit) for income tax	60,784	140,317	46,732	28,213	(11,385)	264,661
Provision (benefit) for income taxes	20,421	47,995	17,800	9,592	(317)	95,491

Segment income (loss) after tax	$40,363	$92,322	$28,932	$18,621	$(11,068)

Net income						$169,170

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$613,304	$465,095	$425,439	$264,470	$0	$1,768,308
Net investment income	99,330	26,209	11,405	32,572	4,328	173,844
Net realized gains on investments	0	0	0	0	16,046	16,046
Amortization of deferred gain on disposal of businesses	0	0	0	0	5,105	5,105
Fees and other income	66,164	18,250	8,891	6,170	109	99,584

Total revenues	778,798	509,554	445,735	303,212	25,588	2,062,887

Benefits, losses and expenses
Policyholder benefits	213,029	254,575	323,832	195,408	0	986,844
Amortization of deferred acquisition costs and value of business acquired	250,477	74,999	0	6,122	0	331,598
Underwriting, general and administrative expenses	256,066	115,528	115,039	88,832	23,263	598,728
Interest expense	0	0	0	0	15,075	15,075

Total benefits, losses and expenses	719,572	445,102	438,871	290,362	38,338	1,932,245

Segment income (loss) before provision (benefit) for income tax	59,226	64,452	6,864	12,850	(12,750)	130,642
Provision (benefit) for income taxes	20,039	22,130	1,670	4,334	(82,547)	(34,374)

Segment income after tax	$39,187	$42,322	$5,194	$8,516	$69,797

Net income						$165,016

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,272,413	$976,189	$810,502	$510,193	$0	$3,569,297
Net investment income	199,643	52,387	43,406	66,027	10,146	371,609
Net realized gains on investments	0	0	0	0	25,719	25,719
Amortization of deferred gain on disposal of businesses	0	0	0	0	9,217	9,217
Fees and other income	148,659	47,628	15,367	14,579	139	226,372

Total revenues	1,620,715	1,076,204	869,275	590,799	45,221	4,202,214

Benefits, losses and expenses
Policyholder benefits	419,996	355,597	596,517	356,275	0	1,728,385
Amortization of deferred acquisition costs and value of business acquired	504,344	159,780	138	12,357	0	676,619
Underwriting, general and administrative expenses	569,877	250,192	206,367	180,278	46,037	1,252,751
Interest expense	0	0	0	0	30,150	30,150

Total benefits, losses and expenses	1,494,217	765,569	803,022	548,910	76,187	3,687,905

Segment income (loss) before provision (benefit) for income tax	126,498	310,635	66,253	41,889	(30,966)	514,309
Provision (benefit) for income taxes	42,735	105,309	25,706	14,204	(6,075)	181,879

Segment income (loss) after tax	$83,763	$205,326	$40,547	$27,685	$(24,891)

Net income						$332,430

	As of June 30, 2012
Segment Assets:
Segment assets, excluding goodwill	$11,701,674	$3,406,529	$1,006,405	$2,410,324	$8,079,140	$26,604,072

Goodwill						639,517

Total assets						$27,243,589

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,214,626	$932,753	$851,601	$531,340	$0	$3,530,320
Net investment income	197,055	52,390	22,707	65,039	8,526	345,717
Net realized gains on investments	0	0	0	0	19,823	19,823
Amortization of deferred gain on disposal of businesses	0	0	0	0	10,239	10,239
Fees and other income	126,850	35,549	17,839	12,938	283	193,459

Total revenues	1,538,531	1,020,692	892,147	609,317	38,871	4,099,558

Benefits, losses and expenses
Policyholder benefits	427,723	421,528	633,994	396,627	0	1,879,872
Amortization of deferred acquisition costs and value of business acquired	494,928	150,178	0	12,032	0	657,138
Underwriting, general and administrative expenses	501,216	228,629	236,764	177,990	42,675	1,187,274
Interest expense	0	0	0	0	30,206	30,206

Total benefits, losses and expenses	1,423,867	800,335	870,758	586,649	72,881	3,754,490

Segment income (loss) before provision (benefit) for income tax	114,664	220,357	21,389	22,668	(34,010)	345,068
Provision (benefit) for income taxes	38,529	75,291	9,005	7,712	(91,236)	39,301

Segment income after tax	$76,135	$145,066	$12,384	$14,956	$57,226

Net income						$305,767

	As of December 31, 2011
Segment Assets:
Segment assets, excluding goodwill	$11,333,833	$3,387,027	$1,067,423	$2,477,192	$8,115,290	$26,380,765

Goodwill						639,097

Total assets						$27,019,862

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $19,760 and $24,296 of letters of credit outstanding as of June 30, 2012 and December 31, 2011, respectively.

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

In February 2012, the Company and two of its insurance company subsidiaries (American Security Insurance Company and American Bankers Insurance Company of Florida) received subpoenas from the New York Department of Financial Services (the “NYDFS”) regarding its lender-placed insurance business and related document retention practices. In response to the subpoenas, depositions were conducted in late February involving designated witnesses for the Company and the subsidiaries. In March 2012, the Company received an additional request from the NYDFS for further information relating to its lender-placed insurance program in New York and responded to these requests in April. Along with other companies in the industry, the Company participated in public hearings conducted by the NYDFS in mid-May. The Company was subsequently served with an order by the NYDFS requiring the Company to propose and justify amended rates for its lender-placed insurance products sold in the State of New York by July 6, 2012. The Company has submitted a response to the order and is engaged in discussions with the NYDFS to determine appropriate changes to the existing lender-placed insurance program in the State of New York. The Company is committed to cooperating fully and continuing to work with the NYDFS to resolve this matter.

For additional detail on the Company’s discussions with the NYDFS and current and/or potential discussions with other states, please refer to “Item 1A—Risk Factors” in our 2011 Annual Report on Form 10-K and in this Second Quarter 2012 Form 10-Q.

15. Catastrophe Bond Program

On May 5, 2009, certain of the Company’s subsidiaries (the “Subsidiaries”) entered into two reinsurance agreements with Ibis Re Ltd., an independent special purpose reinsurance company domiciled in the Cayman Islands (“Ibis Re”). The Ibis Re agreements provide up to $150,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States. Ibis Re financed the property catastrophe reinsurance coverage by issuing catastrophe bonds in an aggregate amount of $150,000 to unrelated investors (the “Series 2009-1 Notes”). The agreements expired in May 2012.

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

On January 30, 2012, the Subsidiaries entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II, incorporated on December 2, 2011, is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expire in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”). The Series 2012-1 Notes replace the Series 2009-1 Notes.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

Upon expiration of the Series 2009-1 Notes, the remaining $280,000 of coverage represents approximately 20% of the expected first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s anticipated retention.

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

As of June 30, 2012, the Company had not ceded any losses to Ibis Re or Ibis Re II.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to the Series 2010-1 Notes and Series 2012-1 Notes, the credit risk is mitigated by two reinsurance trust accounts for each Series. Each reinsurance trust account has been funded by Ibis Re (Series 2010-1 Notes) or Ibis Re II (Series 2012-1 Notes) with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAA by Standard & Poor’s.

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

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or (the “Company”) as of June 30, 2012, compared with December 31, 2011, and our results of operations for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the June 30, 2012 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2011 Annual Report on Form 10-K, Second Quarter 2012 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder, on our health and employee benefits businesses;

(ii)	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge, increases in the claims we pay or other expenses;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	failure to attract and retain sales representatives;

(v)	losses due to natural and man-made catastrophes;

(vi)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(vii)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(viii)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(ix)	current or new laws and regulations that could increase our costs and decrease our revenues;

(x)	general global economic, financial market and political conditions (including difficult conditions in financial, capital and credit markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xi)	inadequacy of reserves established for future claims;

(xii)	failure to predict or manage benefits, claims and other costs;

(xiii)	uncertain tax positions;

(xiv)	fluctuations in exchange rates and other risks related to our international operations;

(xv)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

(xvi)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit and liquidity risk, other than temporary impairments and increases in interest rates);

(xvii)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xviii)	inability of reinsurers to meet their obligations;

(xix)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xx)	failure to effectively maintain and modernize our information systems and protect them from cybersecurity threats;

(xxi)	failure to protect client information and privacy;

(xxii)	failure to find and integrate suitable acquisitions and new ventures;

(xxiii)	inability of our subsidiaries to pay sufficient dividends;

(xxiv)	failure to provide for succession of senior management and key executives;

(xxv)	significant competitive pressures in our businesses;

(xxvi)	risks related to outsourcing activities; and

(xxvii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2011 Annual Report on Form 10-K and in this Second Quarter 2012 Form 10-Q.

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

The following discussion relates to the three and six months ended June 30, 2012 (“Second Quarter 2012” and “Six Months 2012”) and the three and six months ended June 30, 2011 (“Second Quarter 2011” and “Six Months 2011”).

Consolidated net income increased $4,154, or 3%, to $169,170 in Second Quarter 2012, compared with $165,016 for Second Quarter 2011, while net income was $332,430 for Six Months 2012, an increase of $26,663, or 9%, compared with $305,767 for Six Months 2011.

Assurant Solutions net income increased to $40,363 for Second Quarter 2012 from $39,187 for Second Quarter 2011. Despite a challenging global retail sales environment, our business continued to grow through the addition of new clients and our ability to find creative solutions for clients and consumers. Results from our international operations improved modestly; however, we continue to monitor the European economic uncertainty, which we expect will impact future results. During Second Quarter 2012, net earned premiums and fees increased when compared with Second Quarter 2011, primarily due to growth in service contract business both domestically and in Latin America. However, effective October 1, 2012, we will lose a domestic mobile client, which accounted for approximately $100,000 of annualized net earned premium. Increasing profitability in this segment will require business growth as well as rigorous expense control. We expect that the main drivers of this growth will be our ability to grow our mobile business and to improve results in Europe. In addition, we also expect to continue growing our preneed and domestic service contract products.

At Assurant Specialty Property, results improved for Second Quarter 2012 when compared with Second Quarter 2011, primarily due to decreased reportable catastrophe losses of $32,903 (after-tax) and a lower non-catastrophe loss ratio due to less severe Spring weather. During the quarter we began tracking 2.1 million new loans resulting from a previously disclosed portfolio acquisition. An additional 275,000 new loans will be added in the third quarter of 2012 through a loan portfolio acquisition by one of our Specialty Servicer clients. We expect these new loans to produce premiums beginning in the third quarter. Placement rates remained elevated, reflecting experience on seriously delinquent loans. As the backlog of delinquencies in the mortgage marketplace is resolved, we anticipate that placement rates will decline, which will reduce net earned premiums and related income from lender-placed products. Net earned premiums and fees from our multi-family housing products achieved double-digit growth period over period. Overall, we expect 2012 net earned premiums and fees to modestly increase for full year 2012 compared to 2011, reflecting growth in multi-family housing products and new loan portfolios added by our clients. We also expect our expense and non-catastrophe loss ratios to trend up as a result of a changing product mix.

The lender-placed insurance business has recently been an area of focus for various regulators, consumer advocates, government sponsored entities and others. As previously disclosed, the Company has been engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business, including the New York Department of Financial Services (the “NYDFS”) and the California State Department of Insurance (the “California DOI”). As a result of these discussions and proceedings, the Company may be required to decrease rates for its annual lender-placed hazard and real estate owned policies in New York and California. Earlier this year, we initiated conversations with the Consumer Financial Protection Bureau staff, which expects to issue proposed regulations in the next several months addressing lender-placed insurance disclosures as well as other servicing issues. In addition, we have been in discussions with the Federal Housing Finance Agency, Fannie Mae and Freddie Mac to understand their views on the lender-placed industry, and we have continued discussions with Fannie Mae regarding its request for proposal issued earlier this year on cost-reduction efforts in the lender-placed business. In August, we will participate in a public forum on lender-placed insurance being held by the National Association of Insurance Commissioners as part of its annual summer meeting. For additional detail on certain pending regulatory matters, and a discussion of risks related to regulatory matters, please see “Item 1A—Risk Factors” in this Second Quarter 2012 Form 10-Q.

Assurant Health continued to make progress in the post-health care reform environment as net income increased to $28,932 for Second Quarter 2012 from $5,194 for Second Quarter 2011. Results benefited from $13,856 (after-tax) of increased real estate joint venture partnership investment income. The business continued to focus on reducing operating expenses and expanding distribution. Second Quarter 2012 expenses declined $12,885 compared with Second Quarter 2011 as we continued to streamline operations and improve our service to customers and agents. Loss ratios declined due to favorable loss experience and a change in product mix as affordable choice plans, an area of strategic focus, comprised a larger proportion of the business. Sales of supplemental products improved as more consumers expanded their health insurance coverage. As medical costs continue to increase, we anticipate sales of our affordable choice plans will increase. Individual market sales increased slightly as we continue to execute our network partnership with Aetna Signature Administrators. Small group sales continued to decline. We believe that small employers remain cautious about changing carriers while the market adapts to health care reforms. We continue to expect sales of affordable and supplemental products to increase, and major medical product sales to improve in the second half of 2012 as a result of our partnership with Aetna Signature Administrators.

At Assurant Employee Benefits, net income increased to $18,621 for Second Quarter 2012 from $8,516 for Second Quarter 2011 as all product lines had favorable loss experience. Although disability claim recoveries improved during the quarter, incidence and recovery rates can be volatile from quarter to quarter and the disability environment remains challenging. Our dental loss experience improved this quarter and a recently announced agreement with United Concordia will expand our dental network. Life loss experience also improved during Second Quarter 2012, driven by favorable mortality. Net earned premiums decreased due to the previously disclosed loss of two assumed disability clients. Our growth priority continues to be on voluntary products, which represented more than half of our sales for Second Quarter 2012. We continue to expect net earned premiums from our voluntary and supplemental products to grow this year, although overall premiums in 2012 will be lower than in 2011 primarily due to the loss of two previously disclosed disability clients.

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

For the six months ended June 30, 2012, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $181,398; net cash provided by investing activities totaled $51,417 and net cash used in financing activities totaled $292,536. We had $1,106,992 in cash and cash equivalents as of June 30, 2012. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2011 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Second Quarter 2012.

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

The Assurant Health loss ratio reported on page 54 (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR. The most significant differences include the fact that the MLR loss ratio is calculated separately by state and legal entity; the MLR calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR loss ratio includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR loss ratio calculation; and the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated its Second Quarter 2012 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. An estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$1,792,236	$1,768,308	$3,569,297	$3,530,320
Net investment income	199,314	173,844	371,609	345,717
Net realized gains on investments	18,175	16,046	25,719	19,823
Amortization of deferred gain on disposal of businesses	4,596	5,105	9,217	10,239
Fees and other income	114,969	99,584	226,372	193,459

Total revenues	2,129,290	2,062,887	4,202,214	4,099,558

Benefits, losses and expenses:
Policyholder benefits	872,027	986,844	1,728,385	1,879,872
Selling, underwriting and general expenses (1)	977,528	930,326	1,929,370	1,844,412
Interest expense	15,074	15,075	30,150	30,206

Total benefits, losses and expenses	1,864,629	1,932,245	3,687,905	3,754,490

Income before provision (benefit) for income taxes	264,661	130,642	514,309	345,068
Provision (benefit) for income taxes	95,491	(34,374)	181,879	39,301

Net income	$169,170	$165,016	$332,430	$305,767

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Second Quarter 2012 and Six Months 2012, and Second Quarter 2011 and Six Months 2011. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended June 30, 2012 Compared to The Three Months Ended June 30, 2011.

Net Income

The Company reported net income of $169,170 in Second Quarter 2012, an increase of $4,154, or 3%, compared with $165,016 of net income for Second Quarter 2011. The increase was primarily due to improved results in our Assurant Specialty Property, Assurant Health and Assurant Employee Benefits segments, partially offset by an $80,000 release of a capital loss valuation allowance related to deferred tax assets in Second Quarter 2011. Please see Note 6 to Consolidated Financial Statements for further information about the valuation allowance release.

For The Six Months Ended June 30, 2012 Compared to The Six Months Ended June 30, 2011.

Net Income

The Company reported net income of $332,430 for Six Months 2012, an increase of $26,663, or 9%, compared with $305,767 of net income for Six Months 2011. The improvement was primarily due to the items noted above.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$645,465	$613,304	$1,272,413	$1,214,626
Net investment income	100,332	99,330	199,643	197,055
Fees and other income	76,219	66,164	148,659	126,850

Total revenues	822,016	778,798	1,620,715	1,538,531

Benefits, losses and expenses:
Policyholder benefits	210,188	213,029	419,996	427,723
Selling, underwriting and general expenses	551,044	506,543	1,074,221	996,144

Total benefits, losses and expenses	761,232	719,572	1,494,217	1,423,867

Segment income before provision for income taxes	60,784	59,226	126,498	114,664
Provision for income taxes	20,421	20,039	42,735	38,529

Segment net income	$40,363	$39,187	$83,763	$76,135

Net earned premiums and other considerations:
Domestic:
Credit	$41,283	$43,163	$84,115	$87,488
Service contracts	310,548	301,131	616,382	599,482
Other (1)	19,272	13,068	33,317	25,057

Total domestic	371,103	357,362	733,814	712,027

International:
Credit	109,666	99,976	216,056	191,935
Service contracts	136,970	124,034	266,031	244,282
Other (1)	6,975	5,703	13,880	11,722

Total international	253,611	229,713	495,967	447,939

Preneed	20,751	26,229	42,632	54,660

Total	$645,465	$613,304	$1,272,413	$1,214,626

Fees and other income:
Domestic:
Debt protection	$7,086	$7,284	$14,051	$14,449
Service contracts	31,182	30,951	62,197	60,053
Other (1)	778	651	2,223	2,323

Total domestic	39,046	38,886	78,471	76,825

International	12,690	6,927	21,837	14,339
Preneed	24,483	20,351	48,351	35,686

Total	$76,219	$66,164	$148,659	$126,850

Gross written premiums (2):
Domestic:
Credit	$98,122	$97,205	$191,364	$191,686
Service contracts	472,156	379,433	863,850	714,833
Other (1)	32,056	20,915	55,329	39,403

Total domestic	602,334	497,553	1,110,543	945,922

International:
Credit	249,001	254,046	496,330	501,255
Service contracts	153,838	137,473	315,361	262,233
Other (1)	11,414	10,968	22,464	23,023

Total international	414,253	402,487	834,155	786,511

Total	$1,016,587	$900,040	$1,944,698	$1,732,433

Preneed (face sales)	$233,987	$202,408	$446,150	$371,883

Combined ratios (3):
Domestic	97.9%	96.6%	97.1%	96.2%
International	101.1%	104.3%	101.4%	104.9%

(1)	This includes emerging products and run-off product lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

Net Income

Segment net income increased $1,176, or 3%, to $40,363 for Second Quarter 2012 from $39,187 for Second Quarter 2011 primarily as a result of certain client-related settlements of $3,762 (after-tax) in Latin America as well as $1,512 (after-tax) of additional income from real estate joint venture partnerships. Partially offsetting these items were increased expenses associated with business growth.

Total Revenues

Total revenues increased $43,218, or 6%, to $822,016 for Second Quarter 2012 from $778,798 for Second Quarter 2011. The increase was mainly the result of higher net earned premiums and other considerations of $32,161. International net earned premiums increased in our Latin America region from growth in retail service contracts, mobile and credit insurance from new and existing clients. Domestic net earned premiums increased primarily due to service contract growth in the retail and automotive markets from both new and existing clients. These increases were partially offset by the unfavorable impact of foreign exchange rates. Fees and other income increased $10,055, mostly driven by Preneed sales, service contracts and client-related settlements.

Gross written premiums increased $116,547, or 13%, to $1,016,587 for Second Quarter 2012 from $900,040 for Second Quarter 2011. Gross written premiums from our domestic service contract business increased $92,723 from both new and existing automotive and retail clients, and from a one-time benefit of $33,200 resulting from the correction of a client reporting error. This correction has no impact on net income because an offsetting deferred commission amount was recorded. Our international service contract business increased $16,365, mainly due to growth in Europe from new clients and products. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $31,579, or 16%, to $233,987 for Second Quarter 2012 from $202,408 for Second Quarter 2011. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $41,660, or 6%, to $761,232 for Second Quarter 2012 from $719,572 for Second Quarter 2011. Policyholder benefits declined $2,841 primarily from improved loss experience in our international business partially offset by less favorable loss experience in our domestic mobile business. Selling, underwriting and general expenses increased $44,501. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $35,372 due to higher earnings in our international and domestic service contract businesses. General expenses increased $9,124 primarily due to higher costs associated with the growth of our international businesses.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

Net Income

Segment net income increased $7,628, or 10%, to $83,763 for Six Months 2012 from $76,135 for Six Months 2011 primarily driven by improvement in our international businesses due to growth and client settlements in Latin America and improved underwriting experience across most other regions. Our Preneed business benefited from improved sales in the U.S and Canada. Partially offsetting these increases was less favorable loss experience in our domestic mobile business as well as lower earnings from certain domestic blocks of business that are in run-off.

Total Revenues

Total revenues increased $82,184, or 5%, to $1,620,715 for Six Months 2012 from $1,538,531 for Six Months 2011. The increase was mainly the result of higher net earned premiums of $57,787, primarily attributable to increases in both our international service contract and credit businesses, primarily in our Latin America and European regions as well as our domestic service contract business. Domestic service contract net earned premiums increased primarily due to growth in the retail and automotive markets from new and existing clients. These increases were partially offset by the unfavorable impact of foreign exchange rates. Fees and other income increased $21,809, mostly driven by growth in our Preneed business and client settlements in Latin America.

Gross written premiums increased $212,265, or 12%, to $1,944,698 for Six Months 2012 from $1,732,433 for Six Months 2011. Gross written premiums from our domestic service contract business increased $149,017 from both new and existing clients and the one-time benefit of $33,200 resulting from the correction of a client reporting error mentioned earlier. Our international service contract business increased $53,128, due primarily to growth in Europe from new clients and products. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $74,267, or 20%, to $446,150 for Six Months 2012 from $371,883 for Six Months 2011. This increase was mostly attributable to growth from our exclusive distribution partnership with SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $70,350, or 5%, to $1,494,217 for Six Months 2012 from $1,423,867 for Six Months 2011. Policyholder benefits declined $7,728 primarily from improved loss experience in our international businesses and our run-off lines of business partially offset by less favorable loss experience in our domestic mobile business. Selling, underwriting and general expenses increased $78,077. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $61,224 due to higher earnings in our international and domestic service contract businesses. General expenses increased $16,850 primarily due to higher costs associated with the growth of our international businesses primarily in our Latin American region.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$491,989	$465,095	$976,189	$932,753
Net investment income	27,686	26,209	52,387	52,390
Fees and other income	23,489	18,250	47,628	35,549

Total revenues	543,164	509,554	1,076,204	1,020,692

Benefits, losses and expenses:
Policyholder benefits	199,887	254,575	355,597	421,528
Selling, underwriting and general expenses	202,960	190,527	409,972	378,807

Total benefits, losses and expenses	402,847	445,102	765,569	800,335

Segment income before provision for income taxes	140,317	64,452	310,635	220,357
Provision for income taxes	47,995	22,130	105,309	75,291

Segment net income	$92,322	$42,322	$205,326	$145,066

Net earned premiums and other considerations:
By major product groupings:
Homeowners (lender-placed and voluntary)	$336,837	$311,833	$665,967	$622,782
Manufactured housing (lender-placed and voluntary)	50,631	55,886	101,454	110,522
Other (1)	104,521	97,376	208,768	199,449

Total	$491,989	$465,095	$976,189	$932,753

Ratios:
Loss ratio (2)	40.6%	54.7%	36.4%	45.2%
Expense ratio (3)	39.4%	39.4%	40.0%	39.1%
Combined ratio (4)	78.2%	92.1%	74.8%	82.7%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Pending Regulatory Matters

The Company files rates with the state departments of insurance in the ordinary course of business. As previously disclosed, in addition to this routine correspondence the Company has recently been engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. For example, we participated in public hearings conducted by the NYDFS in May 2012 and were subsequently served with an order by the NYDFS requiring us to propose and justify amended rates for our lender-placed insurance products sold in the State of New York. We have submitted a response to this order and are currently engaged in discussions with the NYDFS. Proposed submitted changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $64,000 and $36,000 of Assurant Specialty Property’s net earned premiums for the full year 2011 and Six Months 2012, respectively.

In addition, the Company re-filed proposed rates for lender-placed insurance products with the California DOI. The Company submitted a proposed 18% rate decrease, which has not yet been approved. The new rates would affect annual lender-placed hazard and real estate owned policies issued in the State of California, which accounted for approximately $124,000 and $54,000 of Assurant Specialty Property’s net earned premiums for the full year 2011 and Six Months 2012, respectively.

It is possible that other state departments of insurance and regulatory authorities may choose to initiate or continue to review the appropriateness of the Company’s premium rates for its lender-placed insurance products. If in the aggregate such reviews lead to significant decreases in premium rates for the Company’s lender-placed insurance products, our results of operations could be materially adversely affected. For additional detail on these pending matters, and a discussion of risks related to regulatory matters, please see “Item 1A—Risk Factors” in this Second Quarter 2012 Form 10-Q.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

Net Income

Segment net income increased $50,000, or 118%, to $92,322 for Second Quarter 2012 from $42,322 for Second Quarter 2011. The increase is primarily driven by a decrease in reportable catastrophe losses of $32,903 (after-tax) coupled with increased lender-placed homeowners net earned premiums due to expanded loan portfolios from new and existing clients and growth in our multi-family housing products.

Total Revenues

Total revenues increased $33,610, or 7%, to $543,164 for Second Quarter 2012 from $509,554 for Second Quarter 2011. Growth in lender-placed homeowners and renters insurance net earned premiums as well as fee income from our resident bond product are the main drivers of the revenue increase. Growth in lender-placed homeowners net earned premiums is primarily due to higher insurance placement rates and increased loans tracked attributable to client loan portfolio acquisitions.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $42,255, or 9%, to $402,847 for Second Quarter 2012 from $445,102 for Second Quarter 2011. Policyholder benefits decreased $54,688 primarily due to reportable catastrophe losses in Second Quarter 2012 of $15,117 compared to $65,738 of reportable catastrophe losses in Second Quarter 2011. Reportable catastrophe losses includes only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses increased $12,433, to $202,960 for Second Quarter 2012, from $190,527 for Second Quarter 2011, primarily due to higher operating costs to support business growth.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

Net Income

Segment net income increased $60,260, or 42%, to $205,326 for Six Months 2012 from $145,066 for Six Months 2011. The increase is primarily driven by a decrease in reportable catastrophe losses of $40,320 (after-tax) coupled with increased lender-placed homeowners net earned premiums due to expanded loan portfolios from new and existing clients and growth in our multi-family housing products.

Total Revenues

Total revenues increased $55,512, or 5%, to $1,076,204 for Six Months 2012 from $1,020,692 for Six Months 2011. Growth in lender-placed homeowners and renters insurance net earned premiums as well as fee income from the resident bond product are the main drivers of the revenue increase. Growth in lender-placed homeowners net earned premiums is primarily due to client loan portfolio acquisitions.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $34,766, or 4%, to $765,569 for Six Months 2012 from $800,335 for Six Months 2011. Policyholder benefits decreased $65,931 due to reportable catastrophe losses declining in Six Months 2012 to $15,117 compared with $77,148 of reportable catastrophe losses in Six Months 2011. Reportable catastrophe losses includes only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses increased $31,165, to $409,972 for Six Months 2012, from $378,807 for Six Months 2011, primarily due to higher operating costs to support business growth, higher benefit costs, and non recurring assessment refunds in Six Months 2011.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$403,029	$425,439	$810,502	$851,601
Net investment income	32,278	11,405	43,406	22,707
Fees and other income	7,612	8,891	15,367	17,839

Total revenues	442,919	445,735	869,275	892,147

Benefits, losses and expenses:
Policyholder benefits	294,033	323,832	596,517	633,994
Selling, underwriting and general expenses	102,154	115,039	206,505	236,764

Total benefits, losses and expenses	396,187	438,871	803,022	870,758

Segment income before provision for income taxes	46,732	6,864	66,253	21,389
Provision for income taxes	17,800	1,670	25,706	9,005

Segment net income	$28,932	$5,194	$40,547	$12,384

Net earned premiums and other considerations:
Individual markets:
Individual markets	$298,317	$310,516	$599,470	$618,444
Small employer group	104,712	114,923	211,032	233,157

Total	$403,029	$425,439	$810,502	$851,601

Covered lives by product line:
Individual markets			623	582
Small employer group			115	135

Total			738	717

Ratios:
Loss ratio (1)	73.0%	76.1%	73.6%	74.4%
Expense ratio (2)	24.9%	26.5%	25.0%	27.2%
Combined ratio (3)	96.5%	101.0%	97.2%	100.2%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

The Affordable Care Act

Some provisions of the Affordable Care Act have taken effect already, and other provisions will become effective at various dates over the next several years. In December 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act. In December 2011, HHS issued their final regulation regarding the Minimum Loss Ratio (“MLR”). HHS also issued technical corrections and Q&As throughout 2010 and 2011. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors—Risks related to our industry—Reform of the health insurance industry could make our health insurance business unprofitable” in our 2011 Annual Report on Form 10-K.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Income

Segment net income increased $23,738 to $28,932 for Second Quarter 2012 from $5,194 for Second Quarter 2011. The increase was primarily attributable to income from a real estate joint venture partnership, which increased net investment income by $13,856 (after-tax), reduced expenses associated with organizational and operational expense reduction initiatives and favorable loss experience. These items were partially offset by policy lapses and lower sales of new policies.

Total Revenues

Total revenues decreased $2,816, or less than 1%, to $442,919 for Second Quarter 2012 from $445,735 for Second Quarter 2011. Net earned premiums and other considerations from our individual markets business decreased $12,199, or 4%, due to policy lapses and a decline in sales of traditional major medical policies, partially offset by increased sales of lower priced products and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $10,211, or 9%, due to lower sales and continued policy lapses, partially offset by premium rate increases. Partially offsetting these declines was increased net investment income of $21,317, due to income from a real estate joint venture partnership.

Total Expenses

Total benefits, losses and expenses decreased $42,684, or 10%, to $396,187 for Second Quarter 2012 from $438,871 for Second Quarter 2011. Policyholder benefits decreased $29,799, or 9%, and the loss ratio decreased to 73.0% from 76.1%. The decrease in policyholder benefits was primarily attributable to a decline in business volume. The decrease in the loss ratio reflects generally favorable loss experience on traditional medical policies and a growing proportion of business with lower loss ratios. Selling, underwriting and general expenses decreased $12,885, or 11%, primarily due to reduced employee-related expenses, technology costs, and service provider costs.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Income

Segment net income increased $28,163 to $40,547 for Six Months 2012 from $12,384 for Six Months 2011. The increase was primarily attributable to income from a real estate joint venture partnership, which increased net investment income by $13,856 (after-tax), reduced expenses associated with organizational and operational expense reduction initiatives and favorable loss experience. Partially offsetting these items were lower sales of new policies. Six Months 2011 results included a $4,780 (after-tax) reimbursement from a pharmacy services provider.

Total Revenues

Total revenues decreased $22,872, or 3%, to $869,275 for Six Months 2012 from $892,147 for Six Months 2011. Net earned premiums and other considerations from our individual markets business decreased $18,974, or 3%, due to policy lapses and a decline in sales of traditional major medical policies, partially offset by increased sales of lower priced products and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $22,125, or 9%, due to lower sales and continued policy lapses, partially offset by premium rate increases. Partially offsetting these declines was increased net investment income of $21,317, due to income from a real estate joint venture partnership.

Total Expenses

Total benefits, losses and expenses decreased $67,736, or 8%, to $803,022 for Six Months 2012 from $870,758 for Six Months 2011. Policyholder benefits decreased $37,477, or 6%, and the benefit loss ratio decreased to 73.6% from 74.4%. The decrease in policyholder benefits was primarily attributable to a decline in business volume, partially offset by higher loss experience. The decrease in the benefit loss ratio reflects generally favorable loss experience on traditional major medical policies and a growing proportion of business with lower loss ratios, partially offset by higher loss experience. Selling, underwriting and general expenses decreased $30,259, or 13%, primarily due to reduced employee-related expenses, lower technology and service provider costs, and reduced commissions due to lower sales of new policies.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$251,753	$264,470	$510,193	$531,340
Net investment income	34,094	32,572	66,027	65,039
Fees and other income	7,571	6,170	14,579	12,938

Total revenues	293,418	303,212	590,799	609,317

Benefits, losses and expenses:
Policyholder benefits	167,919	195,408	356,275	396,627
Selling, underwriting and general expenses	97,286	94,954	192,635	190,022

Total benefits, losses and expenses	265,205	290,362	548,910	586,649

Segment income before provision for income taxes	28,213	12,850	41,889	22,668
Provision for income taxes	9,592	4,334	14,204	7,712

Segment net income	$18,621	$8,516	$27,685	$14,956

Net earned premiums and other considerations:
By major product grouping:
Group dental	$101,816	$105,241	$203,558	$209,891
All other group disability	103,475	110,022	211,335	224,428
Group life	46,462	49,207	95,300	97,021

Total	$251,753	$264,470	$510,193	$531,340

Ratios:
Loss ratio (1)	66.7%	73.9%	69.8%	74.6%
Expense ratio (2)	37.5%	35.1%	36.7%	34.9%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

Net Income

Segment net income increased 119% to $18,621 for Second Quarter 2012 from $8,516 for Second Quarter 2011 primarily due to favorable loss experience across all major product lines, particularly in disability insurance, and $1,826 (after-tax) of increased net investment income from a real estate joint venture partnership.

Total Revenues

Total revenues decreased 3% to $293,418 for Second Quarter 2012 from $303,212 for Second Quarter 2011. Second Quarter 2012 net earned premiums decreased $12,717, or 5%, primarily due to the loss of two previously disclosed assumed disability clients as well as decreased sales. Voluntary insurance premiums, an area targeted for growth, increased when compared with Second Quarter 2011. Net investment income improved 5%, or $1,522, primarily driven by increased income of $2,810 from a real estate joint venture partnership, partially offset by lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 9% to $265,205 for Second Quarter 2012 from $290,362 for Second Quarter 2011. The loss ratio decreased to 66.7% from 73.9%, primarily driven by favorable disability experience due to improved claim recoveries. The expense ratio increased to 37.5% from 35.1% primarily attributable to the decrease in net earned premiums.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

Net Income

Segment net income increased 85% to $27,685 for Six Months 2012 from $14,956 for Six Months 2011. Similar to Second Quarter 2012, results for Six Months 2012 were driven by favorable loss experience across all major product lines.

Total Revenues

Total revenues decreased 3% to $590,799 for Six Months 2012 from $609,317 for Six Months 2011. Six Months 2012 net earned premiums decreased $21,147, or 4%, primarily due to the loss of two previously disclosed assumed disability clients. Net investment income increased 2%, or $988, driven by $2,916 of income from a real estate joint venture partnership partially offset by lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 6% to $548,910 for Six Months 2012 from $586,649 for Six Months 2011. The loss ratio decreased to 69.8% from 74.6%, primarily driven by favorable disability, life and dental loss experience. The expense ratio increased to 36.7% from 34.9% as a result of decreased net earned premiums.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Net investment income	$4,924	$4,328	$10,146	$8,526
Net realized gains on investments	18,175	16,046	25,719	19,823
Amortization of deferred gain on disposal of businesses	4,596	5,105	9,217	10,239
Fees and other income	78	109	139	283

Total revenues	27,773	25,588	45,221	38,871

Benefits, losses and expenses:
Policyholder benefits	0	0	0	0
Selling, underwriting and general expenses	24,084	23,263	46,037	42,675
Interest expense	15,074	15,075	30,150	30,206

Total benefits, losses and expenses	39,158	38,338	76,187	72,881

Segment loss before benefit for income taxes	(11,385)	(12,750)	(30,966)	(34,010)
Benefit for income taxes	(317)	(82,547)	(6,075)	(91,236)

Segment net (loss) income	$(11,068)	$69,797	$(24,891)	$57,226

For The Three Months Ended June 30, 2012 Compared to The Three Months Ended June 30, 2011.

Net (Loss) Income

Segment results declined $80,865 to a net loss of $(11,068) for Second Quarter 2012 compared with net income of $69,797 for Second Quarter 2011. The decline is primarily related to an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Second Quarter 2011. Please see Note 6 in the Notes to Consolidated Financial Statements for further detail on the valuation allowance release.

Total Revenues

Total revenues increased $2,185 to $27,773 for Second Quarter 2012 compared with $25,588 for Second Quarter 2011. The increase in revenues is primarily due to a $2,129 increase in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $820 to $39,158 for Second Quarter 2012 compared with $38,338 for Second Quarter 2011. The increase in expenses is primarily due to increased employee related benefits and new business investments in areas targeted for growth.

For The Six Months Ended June 30, 2012 Compared to The Six Months Ended June 30, 2011.

Net (Loss) Income

Segment results declined $82,117, to a net loss of $(24,891) for Six Months 2012 compared with net income of $57,226 for Six Months 2011. The decline is mainly due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets.

Total Revenues

Total revenues increased $6,350, to $45,221 for Six Months 2012 compared with $38,871 for Six Months 2011. The increase in revenues is mainly due to a $5,896 increase in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $3,306, to $76,187 in Six Months 2012 compared with $72,881 in Six Months 2011. The increase in expenses is mainly due to increased employee related benefits and new business investments for areas targeted for growth.

Investments

The Company had total investments of $14,155,759 and $14,026,165 as of June 30, 2012 and December 31, 2011, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2012		December 31, 2011
Aaa / Aa / A	$6,598,815	58.8%	$6,620,808	59.1%
Baa	3,786,670	33.8%	3,692,709	33.0%
Ba	582,983	5.2%	648,817	5.8%
B and lower	245,955	2.2%	230,265	2.1%

Total	$11,214,423	100.0%	$11,192,599	100.0%

Major categories of net investment income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturity securities	$139,396	$142,967	$280,578	$285,019
Equity securities	6,148	7,911	12,020	15,963
Commercial mortgage loans on real estate	19,567	20,325	39,230	40,558
Policy loans	677	741	1,475	1,476
Short-term investments	1,184	1,659	2,561	2,933
Other investments	34,499	4,946	39,573	8,677
Cash and cash equivalents	3,516	1,701	7,417	3,443

Total investment income	204,987	180,250	382,854	358,069
Investment expenses	(5,673)	(6,406)	(11,245)	(12,352)

Net investment income	$199,314	$173,844	$371,609	$345,717

Net investment income increased $25,470, or 15%, to $199,314 for Second Quarter 2012 compared with $173,844 for Second Quarter 2011. Net investment income increased $25,892, or 8%, to $371,609 for Six Months 2012 compared with $345,717 for Six Months 2011. The increase for both periods was primarily from income related to real estate joint venture partnerships, partially offset by lower investment yields.

As of June 30, 2012, the Company owned $235,067 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $213,549 of municipal securities, with a credit rating of A both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At June 30, 2012, approximately 2.9% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.9% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 15.9% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of June 30, 2012 and December 31, 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,608 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,615 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized loss and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for twelve months or longer as of June 30, 2012 and December 31, 2011. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On October 27, 2011, Standard and Poor’s (“S&P”) revised the outlook on Assurant, Inc’s counterparty credit rating and the financial strength ratings of Assurant’s primary property and casualty ratings to positive from stable. In addition, S&P downgraded the financial strength ratings of Assurant’s primary health subsidiaries from BBB+ to BBB and revised the outlook on these entities to stable from negative. On February 24, 2012, Moody’s Investor Services (“Moody’s”) affirmed Assurant, Inc.’s Senior Debt rating of Baa2, but changed the outlook on this rating to stable from negative. In addition, Moody’s affirmed the financial strength ratings of Assurant’s primary life and health insurance subsidiaries at A3 but changed the outlook on the ratings of two of our life and health insurance subsidiaries to stable from negative. A negative outlook remains on the ratings of Assurant’s two other rated life and health subsidiaries due to concerns about the impact of the Affordable Care Act. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2011 Annual Report on Form 10-K. For 2012, the maximum amount of distributions our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $504,000. During Six Months 2012, we took dividends or returns of capital, net of infusions, of $238,300 from our subsidiaries. We anticipate that we will be able to take dividends in 2012 of at least equal to insurance subsidiary earnings.

Liquidity

As of June 30, 2012, we had $632,297 in holding company capital. The Company uses the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $794,572, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $632,297 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $238,300 and $523,881 for Six Months 2012 and the year ended December 31, 2011, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $294,863 and $600,314 during Six Months 2012 and the year ended December 31, 2011, respectively.

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

Our liabilities generally have limited policyholder optionality, which means that the timing of payments is relatively insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid fixed maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs. Therefore, we believe we have limited exposure to disintermediation risk.

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

We paid dividends of $0.21 per common share on June 12, 2012 to stockholders of record as of May 29, 2012, and $0.18 per common share on March 12, 2012 to stockholders of record as of February 27, 2012. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On May 14, 2012, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $733,275 at that date. During the six months ended June 30, 2012, we repurchased 6,973,821 shares of our outstanding common stock at a cost of $259,375, exclusive of commissions. As of June 30, 2012, $646,017 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $156,527 and $125,517 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at June 30, 2012 and December 31, 2011, respectively. This equates to an 81% and 83% funded status at June 30, 2012 and December 31, 2011, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation partially offset by favorable investment returns.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Six Months 2012, we contributed $25,000 in cash to the Plan. Additional cash, up to $25,000, is expected to be contributed to the Plan over the remainder of 2012.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $330,240 was available at June 30, 2012, due to outstanding letters of credit.

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

We did not use the commercial paper program during the six months ended June 30, 2012 or 2011, and there were no amounts outstanding relating to the commercial paper program at June 30, 2012 and December 31, 2011. We made no borrowings using either the 2009 or 2011 Credit Facility and no loans are outstanding at June 30, 2012. We had $19,760 of letters of credit outstanding under the 2011 Credit Facility as of June 30, 2012.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2012, we were in compliance with all covenants, minimum ratios, and thresholds.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended June 30, 2012 and 2011, respectively, and $30,094 for the six months ended June 30, 2012 and 2011, respectively. There was $22,570 of accrued interest at June 30, 2012 and 2011, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2012	2011
Operating activities (1)	$181,398	$326,423
Investing activities	51,417	16,806
Financing activities	(292,536)	(358,646)

Net change in cash	$(59,721)	$(15,417)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $181,398 and $326,423 for Six Months 2012 and Six Months 2011, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments, including commissions and the Company’s defined contribution plan match. Cash inflows from premiums collected and income received from investments was consistent period-on-period.

Net cash provided by investing activities was $51,417 and $16,806 for Six Months 2012 and Six Months 2011, respectively. The increase in investing activities was mainly due to changes in short term investments and a decrease in purchase of subsidiaries.

Net cash used in financing activities was $292,536 and $358,646 for Six Months 2012 and Six Months 2011, respectively. The decrease in financing activities was primarily due to decreased purchases of our common stock and the change in obligation under securities agreements.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2012	2011
Interest paid on debt	$30,094	$30,150
Common stock dividends	35,349	33,680

Total	$65,443	$63,830

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $19,760 and $24,296 of letters of credit outstanding as of June 30, 2012 and December 31, 2011, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2011 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Second Quarter 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended June 30, 2012, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 14 to the Notes to Consolidated Financial Statements for a description of certain matters. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that the outcome of pending matters will have a material adverse effect individually or in the aggregate, on the Company’s financial position, results of operations, or cash flows.

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

From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts and rescissions of policies;

•	disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or to meet prescribed deadlines for adjudicating claims;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with agents, brokers or network providers over compensation and termination of contracts and related claims;

•	actions by regulatory authorities that may challenge our ability to increase or maintain our premium rates, require us to reduce premium rates and/or result in other fees;

•	disputes alleging packaging of credit insurance products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities;

•	disputes relating to customers’ claims that the customer was not aware of the full cost or existence of the insurance or limitations on insurance coverage; and

•	industry-wide investigations regarding business practices including, but not limited to, the use and the marketing of certain types of insurance policies or certificates of insurance.

In Fall 2011, Assurant, along with other insurers and with mortgage servicers, received a request for information from the NYDFS regarding its lender-placed insurance business. In February 2012, the Company and two of its wholly owned insurance subsidiaries, American Security Insurance Company and American Bankers Insurance Company of Florida, each received a subpoena from the NYDFS requesting information regarding the lender-placed business and related document retention practices. In response to the subpoenas, depositions were conducted in late February involving designated witnesses for the Company and the foregoing subsidiaries. In March 2012, the Company received an additional request from the NYDFS for further information relating to its lender-placed insurance program in New York and responded in April. Along with other companies in the industry, the Company participated in public hearings conducted by the NYDFS on May 17, 2012 and was subsequently served with an order by the NYDFS requiring the Company to propose and justify amended rates for its lender-placed insurance products sold in the State of New York by July 6, 2012. The Company has submitted a response to the order and is engaged in discussions with the NYDFS to determine appropriate changes to the existing lender-placed insurance program in the State of New York. Proposed submitted changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $64,000 and $36,000 of Assurant Specialty Property’s net earned premiums for the full year 2011 and six months ended June 30, 2012, respectively. The Company is committed to cooperating fully with the NYDFS on this matter.

In addition, the Company is engaged in discussions with the California DOI regarding the Company’s lender-placed insurance premium rates. In 2010, the Company submitted a proposed 10% rate decrease, which the California DOI did not approve. In May 2012, the Company re-filed proposed rates for lender-placed homeowners insurance products with the California DOI. The Company submitted a proposed 18% rate decrease, which has not yet been approved by the California DOI. The new rates would affect annual lender-placed hazard and real estate owned policies issued in the State of California, which accounted for approximately $124,000 and $54,000 of Assurant Specialty Property’s net earned premiums for the full year 2011 and six months ended June 30, 2012, respectively.

As disclosed in our 2011 Annual Report on Form 10-K, Assurant Specialty Property’s business strategy is to pursue long-term growth in lender-placed homeowners insurance and adjacent markets with similar characteristics, such as lender-placed flood insurance and lender-placed mobile home insurance. Lender-placed insurance products accounted for approximately 70% of Assurant Specialty Property’s net earned premiums for both the full year 2011 and the six months ended June 30, 2012. The approximate corresponding contributions to segment net income in these periods were 100% and 89%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors.

The Company files rates with the state departments of insurance in the ordinary course of business. As previously disclosed, in addition to this routine correspondence, the Company has recently been engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. Because assumptions used in rate filings vary by state as a result of differing regulatory requirements, expected loss experience and catastrophe exposure, the results of such reviews may vary widely. It is possible that other state departments of insurance and regulatory authorities may choose to initiate or continue to review the appropriateness of the Company’s premium rates for its lender-placed insurance products. If in the aggregate such reviews lead to significant decreases in premium rates for the Company’s lender-placed insurance products, our results of operations could be materially adversely affected.

Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, our ratings, and our ability to continue to do business. They could also expose us to further investigations or litigations. In addition, certain of our clients in the mortgage industry are the subject of various regulatory investigations and/or litigation regarding mortgage lending practices, which could indirectly affect our business.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2012	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
January 1-31	978,000	$39.50	978,000	$266,777,096
February 1-29	528,000	43.37	528,000	243,889,747
March 1-31	912,000	41.47	912,000	206,083,388
April 1-30	912,800	39.58	912,800	169,973,149
May 1-31	1,062,000	34.58	1,062,000	133,274,920
June 1-30	2,581,021	33.83	2,581,021	646,017,002

Total	6,973,821	$37.21	6,973,821	$646,017,002

(1)	Shares purchased pursuant to the January 18, 2011 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on May 14, 2012 for the repurchase of up to an additional $600,000 of outstanding common stock.

Item 6.	Exhibits.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 1, 2012	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: August 1, 2012	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer