Form 10-Q
period 2012-09-30
ASSURANT INC
filed 2012-10-29
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding at October 24, 2012 was 78,708,346.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$10,577,963 in 2012 and $10,123,429 in 2011)	$12,043,931	$11,192,599
Equity securities available for sale, at fair value (cost—$395,822 in 2012 and $357,411 in 2011)	440,515	362,376
Commercial mortgage loans on real estate, at amortized cost	1,302,373	1,309,687
Policy loans	53,924	54,192
Short-term investments	251,495	441,383
Collateral held/pledged under securities agreements	94,043	95,221
Other investments	578,148	570,707

Total investments	14,764,429	14,026,165

Cash and cash equivalents	1,072,506	1,166,713
Premiums and accounts receivable, net	760,676	649,122
Reinsurance recoverables	5,490,610	5,411,064
Accrued investment income	162,465	153,783
Deferred acquisition costs	2,760,365	2,492,857
Property and equipment, at cost less accumulated depreciation	246,969	242,908
Deferred income taxes, net	0	44,280
Tax receivable	49,128	0
Goodwill	640,934	639,097
Value of business acquired	64,352	71,014
Other intangible assets, net	269,953	303,832
Other assets	121,418	124,298
Assets held in separate accounts	1,765,818	1,694,729

Total assets	$28,169,623	$27,019,862

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,481,404	$8,359,206
Unearned premiums	5,896,673	5,482,017
Claims and benefits payable	3,360,743	3,437,119
Commissions payable	282,199	260,022
Reinsurance balances payable	113,701	130,144
Funds held under reinsurance	60,703	64,413
Deferred gain on disposal of businesses	120,215	134,033
Obligation under securities agreements	94,024	95,494
Accounts payable and other liabilities	1,608,605	1,486,026
Deferred income taxes, net	183,557	0
Tax payable	0	30,431
Debt	972,368	972,278
Liabilities related to separate accounts	1,765,818	1,694,729

Total liabilities	22,940,010	22,145,912

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 79,456,860 and 88,524,374 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1,473	1,464
Additional paid-in capital	3,043,121	3,025,477
Retained earnings	3,992,869	3,586,784
Accumulated other comprehensive income	858,859	557,576
Treasury stock, at cost; 67,480,638 and 57,433,178 shares at September 30, 2012 and December 31, 2011, respectively	(2,666,709)	(2,297,351)

Total stockholders’ equity	5,229,613	4,873,950

Total liabilities and stockholders’ equity	$28,169,623	$27,019,862

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$1,838,481	$1,777,315	$5,407,778	$5,307,635
Net investment income	169,433	172,176	541,042	517,893
Net realized gains on investments, excluding other-than-temporary impairment losses	8,460	5,079	36,018	27,937
Total other-than-temporary impairment losses	0	(4,703)	(1,936)	(7,849)
Portion of net gain recognized in other comprehensive income, before taxes	0	156	97	267

Net other-than-temporary impairment losses recognized in earnings	0	(4,547)	(1,839)	(7,582)
Amortization of deferred gain on disposal of businesses	4,600	5,114	13,817	15,353
Fees and other income	124,106	106,578	350,478	300,037

Total revenues	2,145,080	2,061,715	6,347,294	6,161,273

Benefits, losses and expenses
Policyholder benefits	895,480	997,431	2,623,865	2,877,303
Amortization of deferred acquisition costs and value of business acquired	363,996	340,673	1,040,616	997,812
Underwriting, general and administrative expenses	661,907	596,110	1,914,657	1,783,383
Interest expense	15,078	15,078	45,228	45,284

Total benefits, losses and expenses	1,936,461	1,949,292	5,624,366	5,703,782

Income before provision for income taxes	208,619	112,423	722,928	457,491
Provision for income taxes	82,331	38,386	264,210	77,687

Net income	$126,288	$74,037	$458,718	$379,804

Earnings Per Share
Basic	$1.54	$0.78	$5.35	$3.87
Diluted	$1.52	$0.77	$5.30	$3.84
Dividends per share	$0.21	$0.18	$0.60	$0.52

Share Data
Weighted average shares outstanding used in basic per share calculations	82,156,838	95,351,601	85,723,387	98,065,082
Plus: Dilutive securities	802,615	951,411	875,321	895,630

Weighted average shares used in diluted per share calculations	82,959,453	96,303,012	86,598,708	98,960,712

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$126,288	$74,037	$458,718	$379,804

Other comprehensive income:

Change in unrealized gains on securities, net of taxes of $(82,741), $(88,903), $(146,659) and $(124,660), respectively	160,592	177,985	280,710	244,370
Change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(1,229), $1,471, $(3,307) and $(1,981), respectively	2,283	(2,732)	6,142	3,679

Changes in foreign currency translation, net of taxes of $(4,657), $6,415, $(4,436) and $3,348, respectively	15,712	(32,296)	3,116	(15,625)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(2,068), $(1,225), $(6,093) and $(4,347), respectively	3,840	2,274	11,315	8,052

Total other comprehensive income	182,427	145,231	301,283	240,476

Total comprehensive income	$308,715	$219,268	$760,001	$620,280

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2011 through September 30, 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2011, as previously reported	$1,464	$3,025,477	$3,742,479	$554,867	$(2,297,351)	$5,026,936
Cumulative effect of adjustment resulting from new accounting guidance	0	0	(155,695)	2,709	0	(152,986)

Adjusted balance, December 31, 2011	1,464	3,025,477	3,586,784	557,576	(2,297,351)	4,873,950
Stock plan exercises	9	(10,590)	0	0	0	(10,581)
Stock plan compensation expense	0	25,770	0	0	0	25,770
Change in tax benefit from share-based payment arrangements	0	2,464	0	0	0	2,464
Dividends	0	0	(52,633)	0	0	(52,633)
Acquisition of common stock	0	0	0	0	(369,358)	(369,358)
Net income	0	0	458,718	0	0	458,718
Total other comprehensive income	0	0	0	301,283	0	301,283

Balance, September 30, 2012	$1,473	$3,043,121	$3,992,869	$858,859	$(2,666,709)	$5,229,613

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$429,159	$509,691

Investing activities
Sales of:
Fixed maturity securities available for sale	1,485,221	1,183,324
Equity securities available for sale	92,052	71,798
Other invested assets	66,359	24,293
Property and equipment and other	2,453	2,565
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	784,708	749,210
Commercial mortgage loans on real estate	89,096	79,093
Purchases of:
Fixed maturity securities available for sale	(2,529,934)	(1,908,896)
Equity securities available for sale	(130,171)	(33,326)
Commercial mortgage loans on real estate	(82,575)	(66,502)
Other invested assets	(24,076)	(49,193)
Property and equipment and other	(40,042)	(25,153)
Subsidiary, net of cash transferred	(3,500)	(45,080)
Change in short-term investments	190,257	(155,564)
Change in policy loans	391	1,489
Change in collateral held/pledged under securities agreements	1,470	26,483

Net cash used in investing activities	(98,291)	(145,459)

Financing activities
Repayment of mandatorily redeemable preferred stock	0	(5,000)
Change in tax benefit from share-based payment arrangements	2,464	(2,963)
Acquisition of common stock	(370,469)	(364,943)
Dividends paid	(52,633)	(50,858)
Change in obligation under securities agreements	(1,470)	(26,482)
Change in receivables under securities loan agreements	0	14,370
Change in obligations to return borrowed securities	0	(14,281)

Net cash used in financing activities	(422,108)	(450,157)

Effect of exchange rate changes on cash and cash equivalents	(2,967)	(5,068)

Change in cash and cash equivalents	(94,207)	(90,993)
Cash and cash equivalents at beginning of period	1,166,713	1,150,516

Cash and cash equivalents at end of period	$1,072,506	$1,059,523

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

The interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements—Adopted

On September 30, 2012, the Company adopted the amended intangibles-goodwill and other guidance. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Under this amended guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset, unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment and did not have an impact on the Company’s financial position or results of operations.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

The effect of adoption of this new guidance on the December 31, 2011 consolidated balance sheet was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Deferred acquisition costs	$2,632,720	$(139,863)	$2,492,857
Deferred income taxes, net	0	44,280	44,280
Total assets	27,115,445	(95,583)	27,019,862
Future policy benefits and expenses	8,269,343	89,863	8,359,206
Deferred income taxes, net	32,460	(32,460)	0
Total liabilities	22,088,509	57,403	22,145,912
Retained earnings	3,742,479	(155,695)	3,586,784
Accumulated other comprehensive income	554,867	2,709	557,576
Total stockholders’ equity	5,026,936	(152,986)	4,873,950
Total liabilities and stockholders’ equity	27,115,445	(95,583)	27,019,862

The effect of adoption of this new guidance on the consolidated statement of operations for the three months ended September 30, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Policyholder benefits	$998,875	$(1,444)	$997,431
Amortization of deferred acquisition costs and value of business acquired	370,107	(29,434)	340,673
Underwriting, general and administrative expenses	562,346	33,764	596,110
Total benefits, losses and expenses	1,946,406	2,886	1,949,292
Income before provision for income taxes	115,309	(2,886)	112,423
Provision for income taxes	39,326	(940)	38,386
Net income	75,983	(1,946)	74,037

Earnings per share
Basic	0.80	(0.02)	0.78
Diluted	0.79	(0.02)	0.77

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The effect of adoption of this new guidance on the consolidated statement of operations for the nine months ended September 30, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported

Policyholder benefits	$2,881,582	$(4,279)	$2,877,303
Amortization of deferred acquisition costs and value of business acquired	1,086,720	(88,908)	997,812
Underwriting, general and administrative expenses	1,685,821	97,562	1,783,383
Total benefits, losses and expenses	5,699,407	4,375	5,703,782
Income before provision for income taxes	461,866	(4,375)	457,491
Provision for income taxes	78,282	(595)	77,687
Net income	383,584	(3,780)	379,804

Earnings per share
Basic	3.91	(0.04)	3.87
Diluted	3.88	(0.04)	3.84

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

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$589,408	$9,402	$(149)	$598,661	$0
States, municipalities and political subdivisions	804,345	111,817	(103)	916,059	0
Foreign governments	673,560	87,152	(1,306)	759,406	0
Asset-backed	27,614	1,642	(578)	28,678	1,166
Commercial mortgage-backed	70,293	5,859	0	76,152	0
Residential mortgage-backed	721,897	60,304	(82)	782,119	12,477
Corporate	7,690,846	1,201,666	(9,656)	8,882,856	19,477

Total fixed maturity securities	$10,577,963	$1,477,842	$(11,874)	$12,043,931	$33,120

Equity securities:
Common stocks	$14,037	$4,079	$0	$18,116	$0
Non-redeemable preferred stocks	381,785	47,442	(6,828)	422,399	0

Total equity securities	$395,822	$51,521	$(6,828)	$440,515	$0

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$148,379	$8,987	$(26)	$157,340	$0
States, municipalities and political subdivisions	832,788	96,536	(301)	929,023	0
Foreign governments	647,133	78,148	(1,368)	723,913	0
Asset-backed	30,681	2,072	(320)	32,433	1,118
Commercial mortgage-backed	82,184	5,840	0	88,024	0
Residential mortgage-backed	841,488	56,364	(633)	897,219	8,240
Corporate	7,540,776	882,628	(58,757)	8,364,647	14,313

Total fixed maturity securities	$10,123,429	$1,130,575	$(61,405)	$11,192,599	$23,671

Equity securities:
Common stocks	$14,037	$2,018	$(54)	$16,001	$0
Non-redeemable preferred stocks	343,374	28,141	(25,140)	346,375	0

Total equity securities	$357,411	$30,159	$(25,194)	$362,376	$0

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $166,530 and $164,347, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2012 and December 31, 2011, revenue bonds account for 52% and 51% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, water, fuel sales, transit and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 82% and 80% of the revenue sources, as of September 30, 2012 and December 31, 2011, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At September 30, 2012 and December 31, 2011, approximately 66%, 15%, 6% and 63%, 13%, 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% and 5% of our foreign government securities as of September 30, 2012 and December 31, 2011, respectively.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $984,651 with an unrealized gain of $111,569 at September 30, 2012 and $868,012 with an unrealized gain of $61,387 at December 31, 2011. Approximately 28% and 31% of the corporate European exposure is held in the financial industry at September 30, 2012 and December 31, 2011, respectively. No European country represented more than 5% of the fair value of our corporate securities as of September 30, 2012 and December 31, 2011. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at September 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$449,538	$459,149
Due after one year through five years	2,515,039	2,678,968
Due after five years through ten years	2,531,318	2,805,126
Due after ten years	4,262,264	5,213,739

Total	9,758,159	11,156,982
Asset-backed	27,614	28,678
Commercial mortgage-backed	70,293	76,152
Residential mortgage-backed	721,897	782,119

Total	$10,577,963	$12,043,931

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$628,257	$332,490	$1,595,172	$1,280,982
Gross realized gains	11,017	14,018	45,813	42,453
Gross realized losses	2,396	5,705	10,642	15,012

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$9,306	$13,036	$38,511	$33,941
Equity securities	(856)	(4,719)	(3,165)	(4,808)
Mortgage loans	0	0	(256)	0
Other investments	10	(3,238)	928	(1,196)

Total net realized gains related to sales and other	8,460	5,079	36,018	27,937

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	0	(4,547)	(1,283)	(7,561)
Equity securities	0	0	(226)	(21)
Other investments	0	0	(330)	0

Total net realized losses related to other-than-temporary impairments	0	(4,547)	(1,839)	(7,582)

Total net realized gains	$8,460	$532	$34,179	$20,355

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

For the nine months ended September 30, 2012, the Company recorded $1,936, of OTTI, of which $1,839 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $97 related to all other factors and recorded as an unrealized loss component of AOCI. For the three months ended September 30, 2012, the Company did not incur any OTTI. For the three and nine months ended September 30, 2011, the Company recorded $4,703 and $7,848, respectively, of OTTI, of which $4,547 and $7,582, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $156 and $266, respectively, related to all other factors and recorded as an unrealized loss component of AOCI.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2012	2011

Balance, June 30,	$98,588	$105,634
Additions for credit loss impairments recognized in the current period on securities previously impaired	0	9
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(187)	(202)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(816)	(1,895)

Balance, September 30,	$97,585	$103,546

	Nine Months Ended September 30,
	2012	2011

Balance, January 1,	$103,090	$105,245
Additions for credit loss impairments recognized in the current period on securities not previously impaired	0	1,455
Additions for credit loss impairments recognized in the current period on securities previously impaired	56	1,567
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,001)	(470)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,560)	(4,251)

Balance, September 30,	$97,585	$103,546

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

Nine Months Ended September 30, 2012 and 2011

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$367,324	$(149)	$0	$0	$367,324	$(149)
States, municipalities and political subdivisions	0	0	4,564	(103)	4,564	(103)
Foreign governments	22,939	(26)	8,800	(1,280)	31,739	(1,306)
Asset-backed	0	0	2,517	(578)	2,517	(578)
Residential mortgage-backed	15,811	(64)	2,103	(18)	17,914	(82)
Corporate	180,419	(2,920)	120,419	(6,736)	300,838	(9,656)

Total fixed maturity securities	$586,493	$(3,159)	$138,403	$(8,715)	$724,896	$(11,874)

Equity securities:
Non-redeemable preferred stocks	$23,794	$(334)	$57,091	$(6,494)	$80,885	$(6,828)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

Total gross unrealized losses represent less than 3% and 8% of the aggregate fair value of the related securities at September 30, 2012 and December 31, 2011, respectively. Approximately 19% and 44% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2012 and December 31, 2011, respectively. The total gross unrealized losses are comprised of 167 and 389 individual securities at September 30, 2012 and December 31, 2011, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2012 and December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2012, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the financial industry sector. For these concentrations, gross unrealized losses of twelve months or more were $3,502, or 52%, of the total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of September 30, 2012, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of September 30, 2012, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At September 30, 2012, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $20 to $16,027 at September 30, 2012 and from $36 to $16,285 at December 31, 2011.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to value and average debt-service coverage ratios as of the dates indicated:

	September 30, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,116,418	85.0%	1.93
71 – 80%	121,930	9.3%	1.31
81 – 95%	57,711	4.4%	1.19
Greater than 95%	16,639	1.3%	1.02

Gross commercial mortgage loans	1,312,698	100.0%	1.83

Less valuation allowance	(10,325)

Net commercial mortgage loans	$1,302,373

	December 31, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,018,927	77.1%	2.09
71 – 80%	188,816	14.3%	1.37
81 – 95%	74,657	5.7%	1.16
Greater than 95%	37,697	2.9%	0.76

Gross commercial mortgage loans	1,320,097	100.0%	1.90

Less valuation allowance	(10,410)

Net commercial mortgage loans	$1,309,687

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

As of September 30, 2012 and December 31, 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,043 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,024 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain or loss and is included as part of AOCI. All securities are in an unrealized gain position as of September 30, 2012. All securities with unrealized losses as of December 31, 2011 had been in a continuous loss position for twelve months or longer. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	September 30, 2012
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$598,661	$0		$594,482		$4,179
State, municipalities and political subdivisions	916,059	0		916,059		0
Foreign governments	759,406	778		734,769		23,859
Asset-backed	28,678	0		28,678		0
Commercial mortgage-backed	76,152	0		73,603		2,549
Residential mortgage-backed	782,119	0		773,609		8,510
Corporate	8,882,856	0		8,728,045		154,811
Equity securities:
Common stocks	18,116	17,433		683		0
Non-redeemable preferred stocks	422,399	0		422,398		1
Short-term investments	251,495	138,655	b	112,840	c	0
Collateral held/pledged under securities agreements	69,043	64,911	b	4,132	c	0
Other investments	252,136	50,504	a	191,115	c	10,517	d
Cash equivalents	681,504	681,414	b	90	c	0
Other assets	7,430	0		1,123	f	6,307	e
Assets held in separate accounts	1,708,351	1,494,800	a	213,551	c	0

Total financial assets	$15,454,405	$2,448,495		$12,795,177		$210,733

Financial Liabilities
Other liabilities	$52,765	$50,504	a	$171	f	$2,090	f
Liabilities related to separate accounts	1,708,351	1,494,800	a	213,551	c	0

Total financial liabilities	$1,761,116	$1,545,304		$213,722		$2,090

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

Nine Months Ended September 30, 2012 and 2011

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,289	$0	$(1)	$(109)	$0	$0	$4,179
Foreign governments	23,367	83	1,091	(682)	0	0	23,859
Commercial mortgage-backed	823	34	(30)	(1,172)	2,894	0	2,549
Residential mortgage-backed	8,535	(5)	191	(211)	0	0	8,510
Corporate	141,877	(104)	5,124	(1,801)	9,715	0	154,811
Equity Securities
Non-redeemable preferred stocks	1	0	0	0	0	0	1
Other investments	10,999	220	173	(248)	0	(627)	10,517
Other assets	6,274	33	0	0	0	0	6,307
Financial Liabilities
Other liabilities	(1,935)	(155)	0	0	0	0	(2,090)

Total level 3 assets and liabilities	$194,230	$106	$6,548	$(4,223)	$12,609	$(627)	$208,643

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2011
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$12,223	$(1)	$(10)	$3,980	$(100)	$0	$(11,682)	$4,410
Foreign governments	21,947	(1)	278	0	0	0	0	22,224
Asset-backed	0	0	(28)	0		506		478
Commercial mortgage-backed	995	0	(10)	0	(37)	0	0	948
Corporate	127,557	(2,471)	111	13,801	(4,923)	9,911	0	143,986
Equity Securities
Non-redeemable preferred stocks	35	0	(13)	0	0	0	0	22
Other investments	8,699	7,787	(68)	4,190	(236)	0	0	20,372
Other assets	8,623	(716)	0	0	0	0	0	7,907
Financial Liabilities
Other liabilities	0	(189)	0	(2,675)	0	0	0	(2,864)

Total level 3 assets and liabilities	$180,079	$4,409	$260	$19,296	$(5,296)	$10,417	$(11,682)	$197,483

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(2)	$(6)	$0	$(213)	$0	$0	$4,179
Foreign governments	22,713	81	1,747	0	(682)	0	0	23,859
Asset-backed	453	0	0	0	0	0	(453)	0
Commercial mortgage-backed	904	34	(34)	0	(1,249)	2,894	0	2,549
Residential mortgage-backed	1,867	(9)	241	1,930	(718)	7,065	(1,866)	8,510
Corporate	137,629	(290)	9,337	2,155	(11,268)	18,701	(1,453)	154,811
Equity Securities
Non-redeemable preferred stocks	13	0	2	0	0	1	(15)	1
Other investments	18,257	(693)	592	0	(8,500)	1,488	(627)	10,517
Other assets	8,521	(2,214)	0	0	0	0	0	6,307
Financial Liabilities
Other liabilities	(2,720)	630	0	0	0	0	0	(2,090)

Total level 3 assets and liabilities	$192,037	$(2,463)	$11,879	$4,085	$(22,630)	$30,149	$(4,414)	$208,643

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2011
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$14,506	$(248)	$(47)	$3,980	$(2,099)	$0	$(11,682)	$4,410
Foreign governments	25,621	(3)	726	0	0	0	(4,120)	22,224
Asset-backed	0	0	(28)	0	0	506	0	478
Commercial mortgage-backed	4,542	0	17	0	(109)	0	(3,502)	948
Corporate	125,685	(2,870)	4,577	27,427	(25,790)	17,512	(2,555)	143,986
Equity Securities
Non-redeemable preferred stocks	558	(28)	67	0	(574)	6	(7)	22
Other investments	8,309	8,516	199	4,190	(842)	0	0	20,372
Other assets	9,825	(1,918)	0	0	0	0	0	7,907
Financial Liabilities
Other liabilities	0	(189)	0	(2,675)	0	0	0	(2,864)

Total level 3 assets and liabilities	$189,046	$3,260	$5,511	$32,922	$(29,414)	$18,024	$(21,866)	$197,483

(1)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

Nine Months Ended September 30, 2012 and 2011

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended September 30, 2012 and December 31, 2011, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of September 30, 2012 and December 31, 2011, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Nine Months Ended September 30, 2012 and 2011

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

Level 3 Securities

The Company’s investments classified as Level 3 as of September 30, 2012 and December 31, 2011, consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $103,043 and $99,920 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of September 30, 2012 and December 31, 2011, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $98,283 and $82,522 were priced internally using independent and non-binding broker quotes as of September 30, 2012 and December 31, 2011, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Nine Months Ended September 30, 2012 and 2011

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

Nine Months Ended September 30, 2012 and 2011

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

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	September 30, 2012
		Fair Value
Financial Assets	Carrying Value	Total	Level 1	Level 2	Level 3
Commercial mortgage loans on real estate	$1,302,373	$1,464,649	$0	$0	$1,464,649
Policy loans	53,924	53,924	53,924	0	0

Total financial assets	$1,356,297	$1,518,573	$53,924	$0	$1,464,649

Financial Liabilities

Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$872,438	$894,480	$0	$0	$894,480
Funds withheld under reinsurance	60,703	60,703	60,703	0	0
Debt	972,368	1,046,368	0	1,046,368	0
Obligation under securities agreements	94,024	94,024	94,024	0	0

Total financial liabilities	$1,999,533	$2,095,575	$154,727	$1,046,368	$894,480

	December 31, 2011
		Fair Value
Financial Assets	Carrying Value	Total	Level 1	Level 2	Level 3
Commercial mortgage loans on real estate	$1,309,687	$1,439,753	$0	$0	$1,439,753
Policy loans	54,192	54,192	54,192	0	0

Total financial assets	$1,363,879	$1,493,945	$54,192	$0	$1,439,753

Financial Liabilities

Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$865,021	$864,068	$0	$0	$864,068
Funds withheld under reinsurance	64,413	64,413	64,413	0	0
Debt	972,278	1,016,562	0	1,016,562	0
Obligation under securities agreements	95,494	95,494	95,494	0	0

Total financial liabilities	$1,997,206	$2,040,537	$159,907	$1,016,562	$864,068

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of September 30, 2012 is as follows:

Balance as of beginning-of-year	$10,633
Provision	0
Other additions	0
Direct write-downs charged against the allowance	0

Balance as of the end-of-period	$10,633

6. Income Taxes

At December 31, 2011, the cumulative amount of undistributed earnings for which the Company had not provided deferred income taxes was $138,248. During the second quarter of 2012, the Company adopted a plan to undergo a legal entity reorganization of its foreign subsidiaries to better align the structure for international growth. As a result of a revised plan of reorganization during the third quarter, the Company does not anticipate a significant change from prior year to the amount of undistributed earnings for which the Company has not provided deferred income taxes.

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

The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2012 and 2011, respectively, and $45,141 for the nine months ended September 30, 2012 and 2011, respectively. There was $7,523 of accrued interest at September 30, 2012 and 2011, respectively. The Company made interest payments of $30,094 on February 15, 2012 and 2011 and August 15, 2012 and 2011.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $330,240 was available at September 30, 2012, due to outstanding letters of credit.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

The Company did not use the commercial paper program during the nine months ended September 30, 2012 and 2011 and there were no amounts outstanding relating to the commercial paper program at September 30, 2012 and December 31, 2011. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at September 30, 2012. The Company had $19,760 of letters of credit outstanding under the 2011 Credit Facility as of September 30, 2012.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2012, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

8. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following table summarizes those reclassification adjustments as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reclassification of net realized gains on sales of securities included in net income, net of taxes	$4,029	$1,241	$18,004	$11,092

Reclassification of net realized losses on sales of securities previously written down included in net income, net of taxes	$0	$5	$(92)	$(973)

Reclassification of amortization of prior service cost included in net income, net of taxes	$3,840	$2,274	$11,315	$8,059

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

Nine Months Ended September 30, 2012 and 2011

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 25,160 and 23,181 for the three months ended September 30, 2012 and 2011, respectively, and 526,051 and 515,746 for the nine months ended September 30, 2012 and 2011, respectively. The compensation expense recorded related to RSUs was $5,593 and $5,219 for the three months ended September 30, 2012 and 2011, respectively, and $15,993 and $14,984 for the nine months ended September 30, 2012 and 2011, respectively. The related total income tax benefit was $1,952 and $1,822 for the three months ended September 30, 2012 and 2011, respectively, and $5,591 and $5,230 for the nine months ended September 30, 2012 and 2011, respectively. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2012 and 2011 was $41.16 and $38.15, respectively.

As of September 30, 2012, there was $22,618 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.25 years. The total fair value of RSUs vested during the three months ended September 30, 2012 and 2011 was $1,085 and $1,842, respectively, and $21,385 and $16,333 for the nine months ended September 30, 2012 and 2011, respectively.

Performance Share Units

No PSUs were granted during the three months ended September 30, 2012 and 2011. PSUs granted to employees were 407,506 and 401,735 for the nine months ended September 30, 2012 and 2011, respectively. The compensation expense recorded related to PSUs was $5,484 and $3,982 for the three months ended September 30, 2012 and 2011, respectively, and $8,691 and $7,854 for the nine months ended September 2012 and 2011, respectively. Portions of the compensation expense recorded during 2012, 2011 and 2010 were reversed in 2012 and 2011, respectively, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $1,912 and $1,390 for the three months ended September 30, 2012 and 2011, respectively and $3,041 and $2,740 for the nine months ended September 30, 2012 and 2011, respectively. The weighted average grant date fair value for PSUs granted during the nine months ended September 30, 2012 and 2011 was $41.68 and $37.83, respectively.

As of September 30, 2012, there was $15,445 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.95 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2012 and 2011 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the nine months ended September 30, 2012 and 2011 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period. The compensation expense recorded related to the ESPP was $319 and $321 for the three months ended September 30, 2012 and 2011, respectively, and $1,077 and $985 for the nine months ended September 30, 2012 and 2011, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2012	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	978,000	$39.50	978,000
February	528,000	43.37	528,000
March	912,000	41.47	912,000
April	912,800	39.58	912,800
May	1,062,000	34.58	1,062,000
June	2,581,021	33.83	2,581,021
July	1,444,639	34.52	1,444,639
August	180,000	34.78	180,000
September	1,449,000	37.07	1,449,000

Total	10,047,460	$36.76	10,047,460

On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On May 14, 2012, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $733,275 as of that date.

During the nine months ended September 30, 2012, the Company repurchased 10,047,460 shares of the Company’s outstanding common stock at a cost of $369,157, exclusive of commissions, leaving $536,235 remaining at September 30, 2012 under the total repurchase authorization.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income	$126,288	$74,037	$458,718	$379,804
Deduct dividends paid	(17,284)	(17,178)	(52,633)	(50,858)

Undistributed earnings	$109,004	$56,859	$406,085	$328,946

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	82,156,838	95,351,601	85,723,387	98,065,082
Incremental common shares from :
SARs	119,925	167,924	135,626	193,330
PSUs	676,488	783,487	733,493	702,300
ESPPs	6,202	0	6,202	0

Weighted average shares used in diluted earnings per share calculations	82,959,453	96,303,012	86,598,708	98,960,712

Earnings per common share - Basic
Distributed earnings	$0.21	$0.18	$0.60	$0.52
Undistributed earnings	1.33	0.60	4.75	3.35

Net income	$1.54	$0.78	$5.35	$3.87

Earnings per common share - Diluted
Distributed earnings	$0.21	$0.18	$0.60	$0.52
Undistributed earnings	1.31	0.59	4.70	3.32

Net income	$1.52	$0.77	$5.30	$3.84

Average SARs totaling 1,825,748 and 2,184,815 for the three and nine months ended September 30, 2011, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. No SARs were anti-dilutive for the three and nine months ended September 30, 2012. Average PSUs totaling 191 for the nine months ended September 30, 2012 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding during the three months ended September 30, 2012 or the three and nine months ended September 30, 2011.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Service cost	$7,788	$6,677	$966	$763	$681	$567
Interest cost	8,211	8,160	1,463	1,475	867	833
Expected return on plan assets	(9,932)	(10,074)	0	0	(609)	(754)
Amortization of prior service cost	24	24	167	199	(242)	(238)
Amortization of net loss (gain)	4,833	3,026	1,126	633	0	(145)
Curtailment credit / special termination benefits	0	0	0	136	0	0

Net periodic benefit cost	$10,924	$7,813	$3,722	$3,206	$697	$263

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Service cost	$24,038	$22,177	$2,816	$2,213	$2,081	$2,667
Interest cost	24,511	24,910	4,163	4,375	2,617	3,083
Expected return on plan assets	(30,132)	(30,624)	0	0	(2,159)	(2,204)
Amortization of prior service cost	74	74	517	499	(692)	512
Amortization of net loss (gain)	14,283	9,426	3,226	2,033	0	(145)
Curtailment credit / special termination benefits	0	0	0	386	0	0

Net periodic benefit cost	$32,774	$25,963	$10,722	$9,506	$1,847	$3,913

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $161,939 and $125,517 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2012 and December 31, 2011, respectively. This equates to an 81% and 83% funded status at September 30, 2012 and December 31, 2011, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation, partially offset by favorable investment returns. During the first nine months of 2012, $37,500 in cash was contributed to the Plan. Additional cash, up to $12,500, is expected to be contributed to the Plan over the remainder of 2012.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$669,742	$518,868	$397,248	$252,623	$0	$1,838,481
Net investment income	97,558	25,022	10,253	31,488	5,112	169,433
Net realized gains on investments	0	0	0	0	8,460	8,460
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,600	4,600
Fees and other income	82,866	26,034	7,795	7,043	368	124,106

Total revenues	850,166	569,924	415,296	291,154	18,540	2,145,080

Benefits, losses and expenses
Policyholder benefits	219,430	216,755	287,085	173,309	(1,099)	895,480
Amortization of deferred acquisition costs and value of business acquired	271,652	85,629	43	6,672	0	363,996
Underwriting, general and administrative expenses	302,399	132,397	105,777	91,297	30,037	661,907
Interest expense	0	0	0	0	15,078	15,078

Total benefits, losses and expenses	793,481	434,781	392,905	271,278	44,016	1,936,461

Segment income (loss) before provision (benefit) for income tax	56,685	135,143	22,391	19,876	(25,476)	208,619
Provision (benefit) for income taxes	19,983	45,748	11,131	6,630	(1,161)	82,331

Segment income (loss) after tax	$36,702	$89,395	$11,260	$13,246	$(24,315)

Net income						$126,288

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$600,679	$476,712	$428,971	$270,953	$0	$1,777,315
Net investment income	98,453	25,980	11,703	32,316	3,724	172,176
Net realized gains on investments	0	0	0	0	532	532
Amortization of deferred gain on disposal of businesses	0	0	0	0	5,114	5,114
Fees and other income	70,126	21,329	8,989	6,157	(23)	106,578

Total revenues	769,258	524,021	449,663	309,426	9,347	2,061,715

Benefits, losses and expenses
Policyholder benefits	213,417	265,072	328,235	190,707	0	997,431
Amortization of deferred acquisition costs and value of business acquired	258,129	76,258	0	6,286	0	340,673
Underwriting, general and administrative expenses	245,989	118,722	111,766	92,004	27,629	596,110
Interest expense	0	0	0	0	15,078	15,078

Total benefits, losses and expenses	717,535	460,052	440,001	288,997	42,707	1,949,292

Segment income (loss) before provision (benefit) for income tax	51,723	63,969	9,662	20,429	(33,360)	112,423
Provision (benefit) for income taxes	18,049	20,604	3,899	6,822	(10,988)	38,386

Segment income (loss) after tax	$33,674	$43,365	$5,763	$13,607	$(22,372)

Net income						$74,037

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,942,155	$1,495,057	$1,207,750	$762,816	$0	$5,407,778
Net investment income	297,201	77,409	53,659	97,515	15,258	541,042
Net realized gains on investments	0	0	0	0	34,179	34,179
Amortization of deferred gain on disposal of businesses	0	0	0	0	13,817	13,817
Fees and other income	231,525	73,662	23,162	21,622	507	350,478

Total revenues	2,470,881	1,646,128	1,284,571	881,953	63,761	6,347,294

Benefits, losses and expenses
Policyholder benefits	639,426	572,352	883,602	529,584	(1,099)	2,623,865
Amortization of deferred acquisition costs and value of business acquired	775,996	245,409	181	19,030	0	1,040,616
Underwriting, general and administrative expenses	872,276	382,589	312,144	271,574	76,074	1,914,657
Interest expense	0	0	0	0	45,228	45,228

Total benefits, losses and expenses	2,287,698	1,200,350	1,195,927	820,188	120,203	5,624,366

Segment income (loss) before provision (benefit) for income tax	183,183	445,778	88,644	61,765	(56,442)	722,928
Provision (benefit) for income taxes	62,718	151,057	36,837	20,834	(7,236)	264,210

Segment income (loss) after tax	$120,465	$294,721	$51,807	$40,931	$(49,206)

Net income						$458,718

	As of September 30, 2012
Segment assets:
Segment assets, excluding goodwill	$12,250,912	$3,450,511	$936,129	$2,409,261	$8,481,876	$27,528,689

Goodwill						640,934

Total assets						$28,169,623

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$1,815,305	$1,409,465	$1,280,572	$802,293	$0	$5,307,635
Net investment income	295,508	78,370	34,410	97,355	12,250	517,893
Net realized gains on investments	0	0	0	0	20,355	20,355
Amortization of deferred gain on disposal of businesses	0	0	0	0	15,353	15,353
Fees and other income	196,976	56,878	26,828	19,095	260	300,037

Total revenues	2,307,789	1,544,713	1,341,810	918,743	48,218	6,161,273

Benefits, losses and expenses
Policyholder benefits	641,140	686,600	962,229	587,334	0	2,877,303
Amortization of deferred acquisition costs and value of business acquired	753,059	226,436	0	18,317	0	997,812
Underwriting, general and administrative expenses	747,203	347,351	348,530	269,995	70,304	1,783,383
Interest expense	0	0	0	0	45,284	45,284

Total benefits, losses and expenses	2,141,402	1,260,387	1,310,759	875,646	115,588	5,703,782

Segment income (loss) before provision (benefit) for income tax	166,387	284,326	31,051	43,097	(67,370)	457,491
Provision (benefit) for income taxes	56,578	95,895	12,904	14,534	(102,224)	77,687

Segment income (loss) after tax	$109,809	$188,431	$18,147	$28,563	$34,854

Net income						$379,804

	As of December 31, 2011
Segment assets:
Segment assets, excluding goodwill	$11,333,833	$3,387,027	$1,067,423	$2,477,192	$8,115,290	$26,380,765

Goodwill						639,097

Total assets						$27,019,862

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands, except number of shares and per share amounts)

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $19,760 and $24,296 of letters of credit outstanding as of September 30, 2012 and December 31, 2011, respectively.

In February 2012, the Company and two of its insurance company subsidiaries (American Security Insurance Company and American Bankers Insurance Company of Florida) received subpoenas from the New York Department of Financial Services (the “NYDFS”) regarding its lender-placed insurance business and related document retention practices. In response to the subpoenas, depositions were conducted in late February involving designated witnesses for the Company and the subsidiaries. In March 2012, the Company received an additional request from the NYDFS for further information relating to its lender-placed insurance program in New York and responded in April. Along with other companies in the industry, the Company participated in public hearings conducted by the NYDFS in mid-May. The Company was subsequently served with an order by the NYDFS requiring the Company to propose and justify amended rates for its lender-placed insurance products sold in the State of New York by July 6, 2012. The Company submitted a response to the order and has since engaged in periodic discussions with the NYDFS concerning its lender-placed insurance program in the State of New York. The Company cannot estimate any possible loss or range of possible losses in connection with this matter. The Company’s discussions with the NYDFS are continuing.

For additional information on the potential effects of the outcome of the Company’s discussions with the NYDFS and the potential effects of actions that may be taken by other states, please refer to “Item 1A—Risk Factors” in our 2011 Annual Report on Form 10-K and in this Third Quarter 2012 Form 10-Q.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. Although the Company cannot predict the outcome of any pending or future litigation, examination or investigation, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

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

Nine Months Ended September 30, 2012 and 2011

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

As of September 30, 2012, the Company had not ceded any losses to Ibis Re or Ibis Re II.

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

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or the “Company”) as of September 30, 2012, compared with December 31, 2011, and our results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2012 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2011 Annual Report on Form 10-K, Third Quarter 2012 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge, increases in the claims we pay or other expenses;

(ii)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder, on our health and employee benefits businesses;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(v)	current or new laws and regulations that could increase our costs and decrease our revenues;

(vi)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(vii)	risks related to outsourcing activities;

(viii)	failure to attract and retain sales representatives or key managers;

(ix)	losses due to natural or man-made catastrophes;

(x)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(xi)	general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xii)	inadequacy of reserves established for future claims;

(xiii)	failure to predict or manage benefits, claims and other costs;

(xiv)	uncertain tax positions and unexpected tax liabilities;

(xv)	fluctuations in exchange rates and other risks related to our international operations;

(xvi)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

(xvii)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets, the global economic slowdown, credit , currency and liquidity risk, other than temporary impairments and increases in interest rates);

(xviii)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xix)	inability of reinsurers to meet their obligations;

(xx)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xxi)	cyber security threats and cyber attacks;

(xxii)	failure to effectively maintain and modernize our information systems;

(xxiii)	data breaches compromising client information and privacy;

(xxiv)	failure to find and integrate suitable acquisitions and new ventures;

(xxv)	inability of our subsidiaries to pay sufficient dividends;

(xxvi)	failure to provide for succession of senior management and key executives;

(xxvii)	significant competitive pressures in our businesses; and

(xxviii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2011 Annual Report on Form 10-K and in this Third Quarter 2012 Form 10-Q.

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

The following discussion relates to the three and nine months ended September 30, 2012 (“Third Quarter 2012” and “Nine Months 2012,” respectively) and the three and nine months ended September 30, 2011 (“Third Quarter 2011” and “Nine Months 2011,” respectively).

Consolidated net income increased $52,251, or 71%, to $126,288 in Third Quarter 2012, compared with $74,037 for Third Quarter 2011, while net income was $458,718 for Nine Months 2012, an increase of $78,914, or 21%, compared with $379,804 for Nine Months 2011.

Assurant Solutions net income increased to $36,702 for Third Quarter 2012 from $33,674 for Third Quarter 2011, and revenues also increased to $850,166 for Third Quarter 2012 compared with $769,258 for Third Quarter 2011. This increase was primarily due to improved performance in our domestic service contract business, from both automotive and retail clients, and in our Latin America operations. We believe Assurant Solutions’ new business opportunities remain strong, particularly in our mobile business, where growth in the use of mobile devices has expanded the market opportunity for our products worldwide. This is evidenced by the previously announced addition of new clients, both domestically and internationally. In addition, our vehicle service contract business has improved as U.S. auto sales have begun to rebound. In Third Quarter 2012, we assumed a block of automotive warranty business, which added $41,117 to gross written premiums. For full year 2012, we expect to achieve modest growth in net earned premiums, although results will be affected by the previously disclosed loss of a domestic mobile client effective October 1, 2012, which accounted for approximately $100,000 of annual net earned premiums. We will continue to focus on reducing expenses, particularly in areas experiencing market pressures such as Europe and the domestic credit business.

At Assurant Specialty Property, net income improved for Third Quarter 2012 compared with Third Quarter 2011, reflecting revenue growth in lender-placed homeowners insurance and multi-family housing products and lower catastrophe losses. Loans tracked in our lender-placed homeowners insurance business increased from both new and existing clients. In Third Quarter 2012, we added a new client with a portfolio of approximately one million loans. Placement rates remained elevated compared to historic averages, reflecting the continued impact of seriously delinquent loans. However, we continue to anticipate that placement rates will begin to decline as these seriously delinquent loans move to resolution. The pace of this decline will depend largely on the state of the economy, housing policy and client-specific mortgage loan portfolio characteristics. We expect full year 2012 net earned premiums to increase compared to 2011, reflecting additional loan portfolios from new and existing clients and continued growth in multi-family housing products. For 2013, we expect lender-placed net earned premiums and net income to be lower, primarily reflecting a reduction in placement rates coupled with the impact of the California rate reduction (discussed below), partially offset by an increase in loans tracked. We intend to reduce expenses in this business as the lender-placed homeowners insurance business moves to a steady state over the next few years.

On October 22, 2012 we announced that we reached agreement with the California Department of Insurance to reduce premium rates for our lender-placed hazard insurance product by 30.5%. This reduction reflects continued favorable loss experience and different assumptions about future experience compared to our previous rate filing. These rates will be implemented within 90 days and will apply to new policies issued or renewed with effective dates after implementation. For additional detail on this reduction, including the expected financial impact, please refer to Assurant Specialty Property’s results of operations section further below in this Item 2.

In addition, we have engaged in discussions with state departments of insurance regarding our next generation lender-placed homeowners insurance product, and have begun to introduce this new product in several states. For example, in Florida, which bears a large proportion of our property catastrophe exposure, we are preparing to file this new product in the fourth quarter of 2012. In Florida, net earned premiums before the cost of catastrophe reinsurance, totaled about $270,000 through Nine Months 2012.

Assurant Health continued to make progress in the post-health care reform environment as net income increased to $11,260 for Third Quarter 2012 from $5,763 for Third Quarter 2011. This improvement reflects continued expense reduction and favorable loss experience. A higher effective tax rate in Third Quarter 2012 reflects healthcare reform restrictions on deductible expenses. Revenues declined in Third Quarter 2012 due to ongoing product mix shifts and challenging economic conditions, particularly in our small group business. We are encouraged by continued improvement in sales of our Health Access and supplemental coverage products during Nine Months 2012 compared with the same period last year. In addition our previously disclosed network agreement with Aetna continues to improve the affordability of the individual major medical products and offers a broader choice of network providers. Assurant Health will face additional challenges as the implementation of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) continues to unfold. For full year 2012, we expect results to improve due to favorable loss experience and continued expense savings. For 2013 we expect that our expense management initiatives will continue, though at a slower pace. In addition, we expect continued weak sales in our small group business as employers feel the full impact of healthcare reform. We expect that these trends, combined with additional expenditures required to prepare for the full requirements of the Affordable Care Act in 2014, will lead to a decline in Assurant Health’s results next year.

At Assurant Employee Benefits, net income of $13,246 for Third Quarter 2012 remained relatively consistent compared with net income of $13,607 for Third Quarter 2011. Results reflect slightly higher disability loss experience, while overall disability incidence rates remained stable. Dental loss experience improved. Our growth priority continues to be on voluntary products, which accounted for nearly half of new sales and a third of net earned premiums in Third Quarter 2012. For full year 2012, we expect lower net earned premiums primarily due to the previously disclosed loss of two assumed disability clients, but we expect continued growth in voluntary and supplemental products. Looking ahead, persistent high unemployment, low payroll growth and low interest rates should continue to present challenges for the segment.

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

For the nine months ended September 30, 2012, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $426,192; net cash used in investing activities totaled $(98,291) and net cash used in financing activities totaled $(422,108). We had $1,072,506 in cash and cash equivalents as of September 30, 2012. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2011 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Nine Months 2012.

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

The Assurant Health loss ratio reported on page 55 (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR. The most significant differences include the fact that the MLR is calculated separately by state and legal entity; the MLR calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR calculation; and the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated its Third Quarter 2012 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. An estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$1,838,481	$1,777,315	$5,407,778	$5,307,635
Net investment income	169,433	172,176	541,042	517,893
Net realized gains on investments	8,460	532	34,179	20,355
Amortization of deferred gain on disposal of businesses	4,600	5,114	13,817	15,353
Fees and other income	124,106	106,578	350,478	300,037

Total revenues	2,145,080	2,061,715	6,347,294	6,161,273

Benefits, losses and expenses:
Policyholder benefits	895,480	997,431	2,623,865	2,877,303
Selling, underwriting and general expenses (1)	1,025,903	936,783	2,955,273	2,781,195
Interest expense	15,078	15,078	45,228	45,284

Total benefits, losses and expenses	1,936,461	1,949,292	5,624,366	5,703,782

Income before provision for income taxes	208,619	112,423	722,928	457,491
Provision for income taxes	82,331	38,386	264,210	77,687

Net income	$126,288	$74,037	$458,718	$379,804

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Third Quarter 2012 and Nine Months 2012, and Third Quarter 2011 and Nine Months 2011. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Income

The Company reported net income of $126,288 in Third Quarter 2012, an increase of $52,251, or 71%, compared with $74,037 of net income for Third Quarter 2011. The increase was primarily due to improved results in our Assurant Specialty Property segment driven by a $34,466 (after-tax) decrease in reportable catastrophe losses.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Income

The Company reported net income of $458,718 in Nine Months 2012, an increase of $78,914, or 21%, compared with $379,804 of net income for Nine Months 2011. The increase was primarily due to improved results in all four of our operating segments, in particular Assurant Specialty Property, whose net income increased $106,290 mainly due to a decrease in reportable catastrophe losses of $74,786 (after-tax). These improved operating segment results were partially offset by an $80,000 release of a capital loss valuation allowance related to deferred tax assets in Nine Months 2011. Please see Note 6 to the Consolidated Financial Results for further information about the valuation allowance release.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$669,742	$600,679	$1,942,155	$1,815,305
Net investment income	97,558	98,453	297,201	295,508
Fees and other income	82,866	70,126	231,525	196,976

Total revenues	850,166	769,258	2,470,881	2,307,789

Benefits, losses and expenses:
Policyholder benefits	219,430	213,417	639,426	641,140
Selling, underwriting and general expenses	574,051	504,118	1,648,272	1,500,262

Total benefits, losses and expenses	793,481	717,535	2,287,698	2,141,402

Segment income before provision for income taxes	56,685	51,723	183,183	166,387
Provision for income taxes	19,983	18,049	62,718	56,578

Segment net income	$36,702	$33,674	$120,465	$109,809

Net earned premiums and other considerations:
Domestic:
Credit	$41,201	$42,438	$125,316	$129,926
Service contracts	347,509	284,786	963,891	884,268
Other (1)	10,296	13,644	43,613	38,701

Total domestic	399,006	340,868	1,132,820	1,052,895

International:
Credit	105,293	102,417	321,349	294,352
Service contracts	138,526	126,833	404,557	371,115
Other (1)	7,105	5,827	20,985	17,549

Total international	250,924	235,077	746,891	683,016

Preneed	19,812	24,734	62,444	79,394

Total	$669,742	$600,679	$1,942,155	$1,815,305

Fees and other income:
Domestic:
Debt protection	$6,758	$7,554	$20,809	$22,003
Service contracts	41,009	31,296	103,206	91,349
Other (1)	1,123	515	3,346	2,838

Total domestic	48,890	39,365	127,361	116,190

International	7,103	9,947	28,940	24,286
Preneed	26,873	20,814	75,224	56,500

Total	$82,866	$70,126	$231,525	$196,976

Gross written premiums (2):
Domestic:
Credit	$101,057	$102,820	$292,421	$294,506
Service contracts	517,088	355,003	1,380,938	1,069,836
Other (1)	29,110	23,643	84,439	63,046

Total domestic	647,255	481,466	1,757,798	1,427,388

International:
Credit	249,561	255,324	745,891	756,579
Service contracts	181,731	161,567	497,092	423,800
Other (1)	10,862	10,468	33,326	33,491

Total international	442,154	427,359	1,276,309	1,213,870

Total	$1,089,409	$908,825	$3,034,107	$2,641,258

Preneed (face sales)	$208,907	$195,223	$655,057	$567,106

Combined ratios (3):
Domestic	97.0%	99.4%	97.1%	97.2%
International	103.4%	102.2%	102.1%	104.0%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Income

Segment net income increased $3,028, or 9%, to $36,702 for Third Quarter 2012 from $33,674 for Third Quarter 2011, primarily from growth in our domestic service contract business, including a favorable one-time client settlement of $2,600 (after-tax), and improved international results primarily due to improved results in Latin America. Partially offsetting these items was a premium tax accrual of $2,926 (after-tax) in Germany.

Total Revenues

Total revenues increased $80,908, or 10.5%, to $850,166 for Third Quarter 2012 from $769,258 for Third Quarter 2011, mainly as a result of higher net earned premiums and other considerations of $69,063. Domestic net earned premiums increased primarily due to service contract growth among new and existing automotive and retail clients, including $17,123 related to a new block of business assumed during Third Quarter 2012. International retail service contract and credit insurance net earned premiums increased in our Latin American and European regions due to business growth from both new and existing clients. These increases were partially offset by the unfavorable impact of changes in foreign exchange rates. Fees and other income increased $12,740, primarily driven by growth in our domestic service contract business, including a favorable $4,000 one-time client settlement, and growth in our preneed business.

Gross written premiums increased $180,584, or 20%, to $1,089,409 for Third Quarter 2012 from $908,825 for Third Quarter 2011. Gross written premiums from our domestic service contract business increased $162,085 from both new and existing automotive and retail clients, including $41,117 related to a new assumed block of business. Our international service contract business increased $20,164 due to growth in Europe from new clients and products. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $13,684, to $208,907 for Third Quarter 2012 from $195,223 for Third Quarter 2011. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $75,946, or 10.6%, to $793,481 for Third Quarter 2012 from $717,535 for Third Quarter 2011. Policyholder benefits increased $6,013 primarily from growth in our domestic service contract business, including $14,617 related to a new assumed block of business. Selling, underwriting and general expenses increased $69,933. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $64,181 due to higher revenues in our domestic service contract and international businesses. General expenses increased $5,752 primarily due to a premium tax accrual of $3,865 in Germany, combined with higher costs associated with the growth of our international businesses, primarily in our Latin America region.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Income

Segment net income increased $10,656, or 10%, to $120,465 for Nine Months 2012 from $109,809 for Nine Months 2011 primarily driven by improved results in our international businesses due to growth, client settlements and improved underwriting experience in our European and Latin American regions. Partially offsetting these increases was less favorable domestic mobile underwriting experience as well as lower earnings from certain domestic blocks of business that are in run-off.

Total Revenues

Total revenues increased $163,092, or 7%, to $2,470,881 for Nine Months 2012 from $2,307,789 for Nine Months 2011. The increase was mainly the result of higher net earned premiums of $126,850, primarily attributable to increases in both our domestic service contract and international service contract and credit businesses. Domestic net earned premiums increased primarily due to service contract growth in the automotive and retail markets from both new and existing clients, including $17,123 related to a new block of business assumed during Third Quarter 2012. International service contract and credit businesses net earned premiums increased primarily in our Latin America and European regions from both new and existing clients. These increases were partially offset by the unfavorable impact of changes in foreign exchange rates. Fees and other income increased $34,549, mostly driven by growth in our preneed business and growth in our domestic retail and mobile service contract business, including a favorable $4,000 one-time client settlement.

Gross written premiums increased $392,849, or 15%, to $3,034,107 for Nine Months 2012 from 2,641,258 for Nine Months 2011. Gross written premiums from our domestic service contract business increased $311,101 from both new and existing clients, including $41,117 related to a new assumed block of business and the one-time benefit of $33,200 resulting from the correction of a client reporting error in the second quarter of 2012. This correction had no impact on net income because an offsetting deferred commission amount was recorded. Our international service contract business increased $73,292 due to growth in Europe from new clients and products. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $87,951, to $655,057 for Nine Months 2012 from $567,106 for Nine Months Quarter 2011. This increase was mostly attributable to growth from our exclusive distribution partnership with SCI, as well as new product sales.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $146,296, or 7%, to $2,287,698 for Nine Months 2012 from $2,141,402 for Nine Months 2011. Policyholder benefits declined $1,714 primarily from improved loss experience in our international business and from a decrease associated with run-off lines in our preneed and domestic businesses, partially offset by higher policyholder benefits in our domestic service contract business related to business growth, $14,617 related to a new assumed block of business and less favorable loss experience. Selling, underwriting and general expenses increased $148,010. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $125,409 due to higher earnings in our domestic service contract and international businesses. General expenses increased $22,601 primarily due to higher costs associated with the growth of our international businesses, primarily in Latin American and Europe, including a premium tax accrual of $3,865 in Germany.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$518,868	$476,712	$1,495,057	$1,409,465
Net investment income	25,022	25,980	77,409	78,370
Fees and other income	26,034	21,329	73,662	56,878

Total revenues	569,924	524,021	1,646,128	1,544,713

Benefits, losses and expenses:
Policyholder benefits	216,755	265,072	572,352	686,600
Selling, underwriting and general expenses	218,026	194,980	627,998	573,787

Total benefits, losses and expenses	434,781	460,052	1,200,350	1,260,387

Segment income before provision for income taxes	135,143	63,969	445,778	284,326
Provision for income taxes	45,748	20,604	151,057	95,895

Segment net income	$89,395	$43,365	$294,721	$188,431

Net earned premiums and other considerations:
By major product groupings
Homeowners (lender-placed and voluntary)	$359,563	$317,796	$1,025,530	$940,578
Manufactured housing (lender-placed and voluntary)	52,523	52,796	153,977	163,318
Other (1)	106,782	106,120	315,550	305,569

Total	$518,868	$476,712	$1,495,057	$1,409,465

Ratios:
Loss ratio (2)	41.8%	55.6%	38.3%	48.7%
Expense ratio (3)	40.0%	39.1%	40.0%	39.1%
Combined ratio (4)	79.8%	92.4%	76.5%	86.0%

(1)	This primarily includes flood, miscellaneous specialty property and multifamily housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Pending Regulatory Matters

The Company files rates with the state departments of insurance in the ordinary course of business. In addition, as previously disclosed, the Company has recently been engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. For example, we participated in public hearings conducted by the NYDFS in May 2012 and were subsequently served with an order by the NYDFS requiring us to propose and justify amended rates for our lender-placed insurance products sold in the State of New York. We submitted a response to this order and have engaged in discussions with the NYDFS. Proposed submitted changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $64,000 and $56,000 of Assurant Specialty Property’s net earned premiums for the full year 2011 and Nine Months 2012, respectively.

In addition, as the Company disclosed on October 22, 2012 American Security Insurance Company (“ASIC”), a subsidiary of the Company, reached agreement with the California Department of Insurance to reduce the premium rates for its lender-placed hazard insurance product by 30.5%.

Insurance rates can vary significantly between states based on actual loss experience, catastrophe exposure, state requirements and prospective views of product and market performance. This rate reduction reflects factors specific to California such as continued favorable loss experience in the state and different assumptions about future experience compared to our previous rate filing.

The new rates in California will apply to policies issued or renewed with effective dates on or after January 19, 2013. ASIC recorded approximately $124,000 and $81,000 of net earned premiums for full year 2011 and Nine Months 2012, respectively, for the type of policies subject to the rate reduction and estimates, on the basis of Nine Months 2012 results, that it will record approximately $108,000 in net earned premiums for full year 2012. On the basis of 2012 placement rates and the current book of business, the Company estimates that annualized net earned premiums and net income would be reduced by approximately $33,000 and $18,000, respectively. The actual effect of the California rate decrease on the Company’s net earned premiums and net income over the course of 2013 and beyond will depend on a variety of factors, including the Company’s mix of lender-placed insurance products, lapse rates, rate and timing of renewals, placement rates, changes in client contracts and actual expenses incurred.

It is possible that other state departments of insurance and regulatory authorities may choose to initiate or continue to review the appropriateness of the Company’s premium rates for its lender-placed insurance products. If in the aggregate further reviews by state departments of insurance lead to significant decreases in premium rates for the Company’s lender-placed insurance products, our results of operations could be materially adversely affected. For additional detail on these matters, and a discussion of risks related to regulatory matters, please see “Item 1A—Risk Factors” in this Third Quarter 2012 Form 10-Q.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

Net Income

Segment net income increased $46,030, or 106%, to $89,395 for Third Quarter 2012 from $43,365 for Third Quarter 2011. The increase is primarily driven by a decrease in reportable catastrophe losses of $34,466 (after-tax) coupled with increased lender-placed homeowners net earned premiums due to growth in loan portfolios from both new and existing clients as well as increased revenue in our multi-family housing products.

Total Revenues

Total revenues increased $45,903, or 9%, to $569,924 for Third Quarter 2012 from $524,021 for Third Quarter 2011. Growth in lender-placed homeowners and renters insurance net earned premiums as well as fee income from growth in our resident bond products are the main drivers of the revenue increase. Growth in lender-placed homeowners net earned premiums is primarily due to higher insurance placement rates and increased loans tracked attributable to client loan portfolio acquisitions.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $25,271, or 5%, to $434,781 for Third Quarter 2012 from $460,052 for Third Quarter 2011. Policyholder benefits decreased $48,317 primarily due to reportable catastrophe losses in Third Quarter 2012 of $27,473 compared to $80,497 in Third Quarter 2011. Reportable catastrophe losses includes only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses increased $23,046, primarily due to higher operating costs to support business growth.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

Net Income

Segment net income increased $106,290, or 56%, to $294,721 for Nine Months 2012 from $188,431 for Nine Months 2011. The increase is primarily driven by a decrease in reportable catastrophe losses of $74,786 (after-tax) coupled with increased lender-placed homeowners net earned premiums due to growth in loan portfolios from both new and existing clients and growth in our multi-family housing products.

Total Revenues

Total revenues increased $101,415, or 7%, to $1,646,128 for Nine Months 2012 from $1,544,713 for Nine Months 2011. Growth in lender-placed homeowners and renters insurance net earned premiums as well as fee income from growth in our resident bond products are the main drivers of the revenue increase. Growth in lender-placed homeowners net earned premiums is primarily due to higher insurance placement rates and increased loans tracked attributable to client loan portfolio acquisitions.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $60,037, or 5%, to $1,200,350 for Nine Months 2012 from $1,260,387 for Nine Months 2011. Policyholder benefits decreased $114,248 primarily due to reportable catastrophe losses in Nine Months 2012 of $42,590 compared to $157,645 in Nine Months 2011. Reportable catastrophe losses includes only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses increased $54,211, primarily due to higher operating costs to support business growth, higher benefit costs and non-recurring assessment refunds in Nine Months 2011.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$397,248	$428,971	$1,207,750	$1,280,572
Net investment income	10,253	11,703	53,659	34,410
Fees and other income	7,795	8,989	23,162	26,828

Total revenues	415,296	449,663	1,284,571	1,341,810

Benefits, losses and expenses:
Policyholder benefits	287,085	328,235	883,602	962,229
Selling, underwriting and general expenses	105,820	111,766	312,325	348,530

Total benefits, losses and expenses	392,905	440,001	1,195,927	1,310,759

Segment income before provision for income taxes	22,391	9,662	88,644	31,051
Provision for income taxes	11,131	3,899	36,837	12,904

Segment net income	$11,260	$5,763	$51,807	$18,147

Net earned premiums and other considerations:
Individual markets:
Individual markets	$295,755	$313,709	$895,225	$932,153
Small employer group	101,493	115,262	312,525	348,419

Total	$397,248	$428,971	$1,207,750	$1,280,572

Insured lives by product line:
Individual markets			647	590
Small employer group			112	132

Total			759	722

Ratios:
Loss ratio (1)	72.3%	76.5%	73.2%	75.1%
Expense ratio (2)	26.1%	25.5%	25.4%	26.7%
Combined ratio (3)	97.0%	100.5%	97.2%	100.3%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

The Affordable Care Act

Some provisions of the Affordable Care Act have taken effect already, and other provisions will become effective at various dates before the end of 2014. In December 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act. In December 2011, HHS issued its final regulation regarding the Minimum Loss Ratio (“MLR”). HHS has also issued technical corrections and Q&As throughout 2010 and 2011. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see “Item 1A—Risk Factors—Risk related to our industry—Reform of the health care industry could make our health insurance business unprofitable” in our 2011 Annual Report on Form 10-K.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Income

Segment net income increased $5,497 to $11,260 for Third Quarter 2012 from $5,763 for Third Quarter 2011. The increase was primarily attributable to favorable loss experience and lower expenses associated with organizational and operational expense reduction initiatives.

Total Revenues

Total revenues decreased $34,367, or 8%, to $415,296 for Third Quarter 2012 from $449,663 for Third Quarter 2011. Net earned premiums and other considerations from our individual markets business decreased $17,954, or 6%, due to a decline in traditional major medical policies, partially offset by increased sales of lower priced products and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $13,769, or 12%, due to lower sales, partially offset by premium rate increases.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $47,096, or 11%, to $392,905 for Third Quarter 2012 from $440,001 for Third Quarter 2011. Policyholder benefits decreased $41,150, or 13%, and the benefit loss ratio decreased to 72.3% from 76.5%. The decrease in policyholder benefits was primarily attributable to a decline in business volume. The decrease in the benefit loss ratio reflects favorable loss experience and a growing proportion of business with lower loss ratios. Selling, underwriting and general expenses decreased $5,946, or 5%, primarily due to reduced employee related expenses, technology costs, and service provider costs.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Income

Segment net income increased $33,660 to $51,807 for Nine Months 2012 from $18,147 for Nine Months 2011. The increase was primarily attributable to income from a real estate joint venture partnership, which increased net investment income by $13,856 (after-tax), and lower expenses associated with organizational and operational expense reduction initiatives. Nine Months 2011 results included a $4,780 (after-tax) reimbursement from a pharmacy services provider.

Total Revenues

Total revenues decreased $57,239, or 4%, to $1,284,571 for Nine Months 2012 from $1,341,810 for Nine Months 2011. Net earned premiums and other considerations from our individual markets business decreased $36,928, or 4%, due to a decline in traditional major medical policies, partially offset by increased sales of lower priced products and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $35,894, or 10%, due to lower sales, partially offset by premium rate increases. Partially offsetting these declines was increased net investment income of $19,249, due to income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $114,832, or 9%, to $1,195,927 for Nine Months 2012 from $1,310,759 for Nine Months 2011. Policyholder benefits decreased $78,627, or 8%, and the benefit loss ratio decreased to 73.2% from 75.1%. The decrease in policyholder benefits was primarily attributable to a decline in business volume, partially offset by higher loss experience. The decrease in the benefit loss ratio reflects a growing proportion of business with lower loss ratios, partially offset by higher loss experience on traditional major medical policies. Selling, underwriting and general expenses decreased $36,205, or 10%, primarily due to reduced employee-related expenses, lower technology and service provider costs, and reduced commissions due to lower sales of new policies.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net earned premiums and other considerations	$252,623	$270,953	$762,816	$802,293
Net investment income	31,488	32,316	97,515	97,355
Fees and other income	7,043	6,157	21,622	19,095

Total revenues	291,154	309,426	881,953	918,743

Benefits, losses and expenses:
Policyholder benefits	173,309	190,707	529,584	587,334
Selling, underwriting and general expenses	97,969	98,290	290,604	288,312

Total benefits, losses and expenses	271,278	288,997	820,188	875,646

Segment income before provision for income taxes	19,876	20,429	61,765	43,097
Provision for income taxes	6,630	6,822	20,834	14,534

Segment net income	$13,246	$13,607	$40,931	$28,563

Net earned premiums and other considerations:
By major product grouping:
Group dental	$100,958	$104,045	$304,516	$313,936
Group disability single premiums for closed blocks (3)	0	4,936	0	4,936
All other group disability	105,212	112,534	316,547	336,962
Group life	46,453	49,438	141,753	146,459

Total	$252,623	$270,953	$762,816	$802,293

Ratios:
Loss ratio (1)	68.6%	70.4%	69.4%	73.2%
Expense ratio (2)	37.7%	35.5%	37.0%	35.1%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	This represents single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of reserves.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Income

Segment net income of $13,246 for Third Quarter 2012 remained relatively consistent compared with net income of $13,607 for Third Quarter 2011. Results for the Third Quarter 2012 reflect less favorable disability and life loss experience and lower net investment income compared to Third Quarter 2011, while more favorable dental loss experience improved results.

Total Revenues

Total revenues decreased 5.9% to $291,154 for Third Quarter 2012 from $309,426 for Third Quarter 2011. Excluding $4,936 of single premiums for closed blocks of business in Third Quarter 2011, Third Quarter 2012 net earned premiums decreased $13,394 or 5.0%. The decrease in net earned premiums was driven primarily by the previously disclosed loss of two assumed disability clients.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 6.1% to $271,278 for Third Quarter 2012 from $288,997 for Third Quarter 2011. The loss ratio decreased to 68.6% from 70.4%, primarily driven by more favorable dental experience. Selling, underwriting and general expenses remained flat; however, the expense ratio increased to 37.7% from 35.5% attributable to the decrease in net earned premiums.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Income

Segment net income increased 43.3% to $40,931 for Nine Months 2012 from $28,563 for Nine Months 2011. Results for Nine Months 2012 were driven by favorable loss experience across all major product lines.

Total Revenues

Total revenues decreased 4.0% to $881,953 for Nine Months 2012 from $918,743 for Nine Months 2011. Excluding $4,936 of single premium for closed blocks of business in Nine Months 2011, Nine Months 2012 net earned premiums decreased $34,541 or 4.3%. The decrease in net earned premiums was driven primarily by the previously disclosed loss of two assumed disability clients.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 6.3% to $820,188 for Nine Months 2012 from $875,646 for Nine Months 2011. The loss ratio decreased to 69.4% from 73.2%, primarily driven by favorable disability, life and dental loss experience. The expense ratio increased to 37.0% from 35.1% as a result of decreased net earned premiums.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Net investment income	$5,112	$3,724	$15,258	$12,250
Net realized gains on investments	8,460	532	34,179	20,355
Amortization of deferred gain on disposal of business	4,600	5,114	13,817	15,353
Fees and other income	368	(23)	507	260

Total revenues	18,540	9,347	63,761	48,218

Benefits, losses and expenses:
Policyholder benefits	(1,099)	—	(1,099)	—
Selling, underwriting and general expenses	30,037	27,629	76,074	70,304
Interest expense	15,078	15,078	45,228	45,284

Total benefits, losses and expenses	44,016	42,707	120,203	115,588

Segment loss before benefit for income taxes	(25,476)	(33,360)	(56,442)	(67,370)
Benefit for income taxes	(1,161)	(10,988)	(7,236)	(102,224)

Segment net (loss) income	$(24,315)	$(22,372)	$(49,206)	$34,854

For The Three Months Ended September 30, 2012 Compared to The Three Months Ended September 30, 2011.

Net Loss

Segment net loss increased $1,943 to a net loss of $(24,315) for Third Quarter 2012 compared with a net loss of $(22,372) for Third Quarter 2011. The increase is primarily related to increased employee related benefits and new business investments in areas targeted for growth. Third Quarter 2012 also includes additional tax expense of $7,434 associated with a settlement of the 2005-2008 federal Internal Revenue Service audit cycle. These amounts were partially offset by increased net realized gains on investments.

Total Revenues

Total revenues increased $9,193 to $18,540 for Third Quarter 2012 compared with $9,347 for Third Quarter 2011. The increase in revenues is primarily due to a $7,928 increase in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $1,309 to $44,016 for Third Quarter 2012 compared with $42,707 for Third Quarter 2011. The increase in expenses is primarily due to increased employee related benefits and new business investments in areas targeted for growth, partially offset by a claim reserve release associated with a previously discontinued business.

For The Nine Months Ended September 30, 2012 Compared to The Nine Months Ended September 30, 2011.

Net (Loss) Income

Segment results declined $84,060 to a net loss of $(49,206) for Nine Months 2012 compared with net income of $34,854 for Nine Months 2011. The decline is mainly due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Nine Months 2011.

Total Revenues

Total revenues increased $15,543 to $63,761 for Nine Months 2012 compared with $48,218 for Nine Months 2011. The increase in revenues is mainly due to a $13,824 increase in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $4,615 to $120,203 in Nine Months 2012 compared with $115,588 in Nine Months 2011. The increase in expenses is mainly due to increased employee related benefits and new business investments for areas targeted for growth.

Investments

The Company had total investments of $14,764,429 and $14,026,165 as of September 30, 2012 and December 31, 2011, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2012		December 31, 2011
Aaa / Aa / A	$7,217,584	59.9%	$6,620,808	59.1%
Baa	3,921,885	32.6%	3,692,709	33.0%
Ba	604,027	5.0%	648,817	5.8%
B and lower	300,435	2.5%	230,265	2.1%

Total	$12,043,931	100.0%	$11,192,599	100.0%

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturity securities	$136,505	$139,846	$417,083	$424,865
Equity securities	6,008	7,356	18,028	23,319
Commercial mortgage loans on real estate	19,957	20,271	59,187	60,829
Policy loans	900	843	2,375	2,319
Short-term investments	1,069	1,326	3,630	4,259
Other investments	6,663	6,501	46,236	15,178
Cash and cash equivalents	3,875	1,891	11,292	5,334

Total investment income	174,977	178,034	557,831	536,103
Investment expenses	(5,544)	(5,858)	(16,789)	(18,210)

Net investment income	$169,433	$172,176	$541,042	$517,893

Net investment income decreased $2,743, or 1.6%, to $169,433 for Third Quarter 2012 from $172,176 for Third Quarter 2011 primarily due to lower investment yields in 2012. Net investment income increased $23,149, or 4.5%, to $541,042 for Nine Months 2012 from $517,893 for Nine Months 2011. Nine Months 2012 includes $30,542 of net investment income from real estate joint venture partnerships compared with $3,885 for Nine Months 2011. Excluding the net investment income from real estate joint venture partnerships, net investment income decreased $3,508, reflecting lower investment yields.

As of September 30, 2012, the Company owned $237,383 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $219,866 of municipal securities, whose credit rating was A both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At September 30, 2012, approximately 3.2% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 0.8% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 15.5% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of September 30, 2012 and December 31, 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,043 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,024 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain or loss and is included as part of AOCI. All securities are in an unrealized gain position as of September 30, 2012. All securities with unrealized losses as of December 31, 2011 had been in a continuous loss position for twelve months or longer. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. Ratings organizations periodically review the financial strength of insurers, including our insurance subsidiaries. If our ratings are lowered from their current levels by A.M. Best, Moody’s or S&P, our competitive position in the respective insurance industry segments could be materially adversely impacted and it could be more difficult for us to sell our products. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2011 Annual Report on Form 10-K. For 2012, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $504,000. During Nine Months 2012, we took dividends or returns of capital, net of infusions, of $392,608 from our subsidiaries. We anticipate that we will be able to take dividends in 2012 of at least equal to insurance subsidiary earnings.

Liquidity

As of September 30, 2012, we had $617,606 in holding company capital. The Company uses the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $892,893, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $617,606 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding Company from its operating companies were $392,608 and $523,881 for Nine Months 2012 and the year ended December 31, 2011, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $421,991 and $600,314 during Nine Months 2012 and the year ended December 31, 2011, respectively.

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

Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from our revolving credit facility. In addition, we have filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

We paid dividends of $0.21 per common share on September 11, 2012 to stockholders of record as of August 27, 2012, $0.21 per common share on June 12, 2012 to stockholders of record as of May 29, 2012, and $0.18 per common share on March 12, 2012 to stockholders of record as of February 27, 2012. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On May 14, 2012, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $733,275 at that date. During the nine months ended September 30, 2012, we repurchased 10,047,460 shares of our outstanding common stock at a cost of $369,157, exclusive of commissions. As of September 30, 2012, $536,235 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $161,939 and $125,517 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2012 and December 31, 2011, respectively. This equates to an 81% and 83% funded status at September 30, 2012 and December 31, 2011, respectively. The change in under-funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation, partially offset by favorable investment returns.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2012, we contributed $37,500 in cash to the Plan. Additional cash, up to $12,500, is expected to be contributed to the Plan over the remainder of 2012.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $330,240 was available at September 30, 2012, due to outstanding letters of credit.

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

We did not use the commercial paper program during the nine months ended September 30, 2012 or 2011, and there were no amounts outstanding relating to the commercial paper program at September 30, 2012 and December 31, 2011. We made no borrowings using the 2011 Credit Facility and no loans are outstanding at September 30, 2012. We had $19,760 of letters of credit outstanding under the 2011 Credit Facility as of September 30, 2012.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2012, we were in compliance with all covenants, minimum ratios, and thresholds.

Senior Notes

We have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $15,047 for the three months ended September 30, 2012 and 2011, respectively, and $45,141 for the nine months ended September 30, 2012 and 2011, respectively. There was $7,523 of accrued interest at September 30, 2012 and 2011, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

In management’s opinion, dividends from our subsidiaries, together with our income and gains from our investment portfolio will provide sufficient liquidity to meet our needs in the ordinary course of business.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2012	2011
Operating activities (1)	$426,192	$504,623
Investment activities	(98,291)	(145,459)
Financing activities	(422,108)	(450,157)

Net change in cash	$(94,207)	$(90,993)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $426,192 and $504,623 for Nine Months 2012 and Nine Months 2011, respectively. The decreased operating activity cash flow was primarily due to changes in the timing of payments, including commissions and the Company’s defined contribution plan match, partially offset by increased net written premiums.

Net cash used in investing activities was $98,291 and $145,459 for Nine Months 2012 and Nine Months 2011, respectively. The decrease in investing activities was mainly due to changes in short term investments and an increase in sales of fixed maturity securities.

Net cash used in financing activities was $422,108 and $450,157 for Nine Months 2012 and Nine Months 2011, respectively. The decrease in financing activities was primarily due to changes in our obligation under securities agreements.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2012	2011
Interest paid on mandatorily redeemable preferred stock and debt	$60,188	$60,244
Common stock dividends	52,633	50,858

Total	$112,821	$111,102

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $19,760 and $24,296 of letters of credit outstanding as of September 30, 2012 and December 31, 2011, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our 2011 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Third Quarter 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended September 30, 2012, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 14 to the Notes to Consolidated Financial Statements for a description of certain matters. Although the Company cannot predict the outcome of any pending or future litigation, examination or investigation, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

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

As previously disclosed, in fall 2011, Assurant, along with other insurers and with mortgage servicers, received a request for information from the NYDFS regarding its lender-placed insurance business. In February 2012, the Company and two of its wholly owned insurance subsidiaries, ASIC and American Bankers Insurance Company of Florida, received subpoenas from the

NYDFS regarding its lender-placed insurance business and related document retention practices. In response to the subpoenas, depositions were conducted in late February involving designated witnesses for the Company and the subsidiaries. In March 2012, the Company received an additional request from the NYDFS for further information relating to its lender-placed insurance program in New York and responded in April. Along with other companies in the industry, the Company participated in public hearings conducted by the NYDFS in mid-May. The Company was subsequently served with an order by the NYDFS requiring the Company to propose and justify amended rates for its lender-placed insurance products sold in the State of New York by July 6, 2012. The Company submitted a response to the order and has since engaged in periodic discussions with the NYDFS concerning its lender-placed insurance program in the State of New York. Proposed submitted changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $64,000 and $56,000 of Assurant Specialty Property’s net earned premiums for the full year 2011 and nine months ended September 30, 2012, respectively. The Company’s discussions with the NYDFS concerning this matter are continuing.

As the Company disclosed on October 22, 2012, ASIC reached an agreement with the California DOI to reduce premium rates for lender-placed hazard insurance products by 30.5%. Insurance rates can vary significantly between states based on actual loss experience, catastrophe exposure, state requirements and prospective views of product and market performance. This rate reduction reflects factors specific to California such as continued favorable loss experience in the state and different assumptions about future experience compared to our previous rate filing.

The new rates in California will apply to policies issued or renewed with effective dates on or after January 19, 2013. ASIC recorded approximately $124,000 and $81,000 of net earned premiums for full year 2011 and Nine Months 2012, respectively, for the type of policies subject to the rate reduction and estimates, based on Nine Months 2012 results, that it will record approximately $108,000 in net earned premiums for full year 2012. On the basis of 2012 placement rates and the current book of business, the Company estimates that annualized net earned premiums and net income would be reduced by approximately $33,000 and $18,000, respectively. The actual effect of the California rate decrease on the Company’s net earned premiums and net income over the course of 2013 and beyond will depend on a variety of factors, including the Company’s mix of lender-placed insurance products, lapse rates, rate and timing of renewals, placement rates, changes in client contracts and actual expenses incurred.

As previously disclosed, Assurant Specialty Property’s business strategy has been to pursue long-term growth in lender-placed homeowners insurance and adjacent markets with similar characteristics, such as lender-placed flood insurance and lender-placed mobile home insurance. Lender-placed insurance products accounted for approximately 70% of Assurant Specialty Property’s net earned premiums for both the full year 2011 and the nine months ended September 30, 2012. The approximate corresponding contributions to segment net income in these periods were 100% and 89%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

The Company files rates with the state departments of insurance in the ordinary course of business. As previously disclosed, in addition to this routine correspondence, the Company has been engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. Because assumptions used in rate filings vary by state as a result of differing regulatory requirements, expected loss experience and catastrophe exposure, the results of such reviews may vary widely. It is possible that other state departments of insurance and regulatory authorities may choose to initiate or continue to review the appropriateness of the Company’s premium rates for its lender-placed insurance products. If in the aggregate further reviews by state departments of insurance lead to significant decreases in premium rates for the Company’s lender-placed insurance products, our results of operations could be materially adversely affected.

Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, our ratings, and our ability to continue to do business. They could also expose us to further investigations or litigations. In addition, certain of our clients in the mortgage and credit card and banking industries are the subject of various regulatory investigations and/or litigation regarding mortgage lending practices, credit insurance, debt-deferment and debt cancelation products, and the sale of ancillary products, which could indirectly affect our businesses.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2012	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1-31	978,000	$39.50	978,000	$266,777,096
February 1-29	528,000	43.37	528,000	243,889,747
March 1-31	912,000	41.47	912,000	206,083,388
April 1-30	912,800	39.58	912,800	169,973,149
May 1-31	1,062,000	34.58	1,062,000	133,274,920
June 1-30	2,581,021	33.83	2,581,021	646,017,002
July 1-31	1,444,639	34.52	1,444,639	596,169,955
August 1-31	180,000	34.78	180,000	589,913,949
September 1-30	1,449,000	37.07	1,449,000	536,235,429

Total	10,047,460	$36.76	10,047,460	$536,235,429

(1)	Shares purchased pursuant to the January 22, 2011 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on May 14, 2012 for the repurchase of up to an additional $600,000 of outstanding common stock.

Item 6.	Exhibits.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: October 29, 2012	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: October 29, 2012	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer