Form 10-K
period 2012-12-31
ASSURANT INC
filed 2013-02-20
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,844 million at June 30, 2012 based on the closing sale price of $34.84 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 15, 2013 was 78,809,750.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2013 (2013 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge, increases in the claims we pay, fines or penalties, or other expenses;

(ii)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder, on our health and employee benefits businesses;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(v)	current or new laws and regulations that could increase our costs and decrease our revenues;

(vi)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(vii)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(viii)	risks related to outsourcing activities;

(ix)	failure to attract and retain sales representatives or key managers;

(x)	losses due to natural or man-made catastrophes;

(xi)	general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xii)	inadequacy of reserves established for future claims;

(xiii)	failure to predict or manage benefits, claims and other costs;

(xiv)	uncertain tax positions and unexpected tax liabilities;

(xv)	fluctuations in exchange rates and other risks related to our international operations;

(xvi)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

ii

(xvii)	significant competitive pressures in our businesses;

(xviii)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

(xix)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xx)	inability of reinsurers to meet their obligations;

(xxi)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xxii)	cyber security threats and cyber attacks;

(xxiii)	failure to effectively maintain and modernize our information systems;

(xxiv)	data breaches compromising client information and privacy;

(xxv)	failure to find and integrate suitable acquisitions and new ventures;

(xxvi)	inability of our subsidiaries to pay sufficient dividends;

(xxvii)	failure to provide for succession of senior management and key executives; and

(xxviii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Critical Factors Affecting Results” in Item 7 and “Risk Factors” in Item 1A of this Form 10-K.

iii

PART I

Information in this report for the years ended December 31, 2011, 2010, 2009, and 2008 has been revised, as applicable, for the retrospective application of the Company’s adoption of the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. See Note 2 to the Notes to Consolidated Financial Statements for more information.

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to our consolidated operations.

Item 1. Business

Assurant, Inc. is a Delaware corporation formed in connection with the initial public offering (“IPO”) of its common stock, which began trading on the New York Stock Exchange on February 5, 2004. Prior to the IPO, Fortis, Inc., a Nevada corporation, formed Assurant and merged into it on February 4, 2004.

Assurant is a provider of specialized insurance products and related services in North America and select worldwide markets. Our four operating segments—Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits—partner with clients who are leaders in their industries and build leadership positions in a number of specialty insurance market segments. These segments provide debt protection administration; credit-related insurance; warranties and service contracts; pre-funded funeral insurance; solar project insurance; lender-placed homeowners insurance; renters insurance and related products; manufactured housing homeowners insurance; individual health and small employer group health insurance; group dental insurance; group disability insurance; and group life insurance.

Assurant’s mission is to be the premier provider of specialized insurance products and related services in North America and select worldwide markets. To achieve this mission, we focus on the following areas:

Building and managing a portfolio of specialty insurance businesses—Our four operating segments are focused on serving specific sectors of the insurance market. We continue to develop and add specialty market leadership positions where we can meet unserved consumers needs, achieve superior returns, and leverage enterprise resources. We believe that the diversity of our businesses helps us to maintain financial stability because our businesses will generally not be affected in the same way by the same economic and operating trends.

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

Managing targeted growth initiatives—Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our capital. Our mergers, acquisitions and business development process targets new business that complements or supports our existing business model. We balance investing in our businesses with returning capital to shareholders through share repurchases and dividends.

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

Segments

For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 21 to the Consolidated Financial Statements included elsewhere in this report.

Assurant Solutions

	For the Years Ended
	December 31, 2012	December 31, 2011
Net earned premiums and other considerations for selected product groupings:
Domestic extended service contracts and warranties (1)	$1,260,578	$1,198,510
International extended service contracts and warranties (1)	556,207	495,853
Preneed life insurance	80,978	101,722
Domestic credit insurance	165,765	173,287
International credit insurance	425,078	391,124
Other	90,614	77,911

Total	$2,579,220	$2,438,407

Segment net income	$123,753	$136,050

Combined ratio (2):
Domestic	98.9%	97.3%
International	104.8%	104.0%
Equity (3)	$1,335,819	$1,316,957

(1)	Extended service contracts include warranty contracts for products such as mobile phones, personal computers, consumer electronics, appliances, automobiles and recreational vehicles.
(2)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Solutions targets growth in three key product areas: domestic and international extended service contracts (“ESC”) and warranties; preneed life insurance; and international credit insurance.

ESC and Warranties: Through partnerships with leading retailers and original equipment manufacturers, we underwrite and provide administrative services for ESC and warranties. These contracts provide consumers with coverage on mobile phones, personal computers, consumer electronics, appliances, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to provide service to our clients that addresses all aspects of the ESC or warranty, including program design and marketing strategy. We provide administration, claims handling and customer service. We believe that we maintain a differentiated position in this marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

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

Regulatory changes have reduced the demand for credit insurance in the U.S. Consequently, we continue to experience a reduction in credit insurance domestic gross written premiums, a trend we expect to continue. Although there has been contraction in the domestic credit insurance market, several international markets are experiencing growth in the credit insurance business.

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

In addition to the domestic market, we operate in Canada, the United Kingdom (“U.K.”), Ireland, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Mexico, China, Colombia, Peru and Ecuador. In these markets, we primarily sell ESC and credit insurance products through agreements with financial institutions, retailers and wireless service providers. Expertise gained in both our domestic credit insurance and ESC and warranty markets have enabled us to extend our administrative infrastructure internationally. Systems, training, computer hardware and our overall market development approach are customized to fit the particular needs of each targeted international market.

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

Assurant Specialty Property

	For the Years Ended
	December 31, 2012	December 31, 2011
Net earned premiums and other considerations by major product grouping:
Homeowners (lender-placed and voluntary)	$1,418,061	$1,274,485
Manufactured housing (lender-placed and voluntary)	207,675	216,613
Other (1)	428,305	413,540

Total	$2,054,041	$1,904,638

Segment net income	$304,951	$303,723
Loss ratio (2)	46.2%	45.0%
Expense ratio (3)	39.2%	38.8%
Combined ratio (4)	83.3%	82.0%
Equity (5)	$1,202,576	$1,093,642

(1)	Other primarily includes multi-family housing, lender-placed flood, and miscellaneous insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(5)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Specialty Property’s business strategy is to pursue long-term growth in lender-placed homeowners insurance, and adjacent markets with similar characteristics, such as renters insurance and resident bond products (collectively “multi-family housing insurance products”) and lender-placed flood insurance. Assurant Specialty Property also writes other specialty products.

Lender-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered through our lender-placed programs. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed insurance coverage is not limited to the outstanding loan balance; it provides structural coverage, similar to that of a standard homeowners policy. The amount of coverage is based on the last known insurance coverage under the prior policy for the property, and provides replacement cost coverage on the property and thus ensures that a home can be repaired or rebuilt in the event of damage. It protects both the lender’s interest and the borrower’s interest and equity. We also provide insurance on foreclosed properties managed by our clients. This type of insurance is Real Estate Owned (“REO”) insurance. This market experienced significant growth in recent years as a result of the housing crisis, but is now stabilizing.

In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor the clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. We earn fee income for these administrative services. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last-known insurance carrier or agent through phone calls and written correspondence. This process usually takes 75 days to complete. If coverage cannot be verified at the end of this process, the lender procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. The percentage of insurance policies placed to loans tracked represents our placement rates. The homeowner is still encouraged, and always maintains the option, to obtain or renew the insurance of his or her choice.

To meet the changing needs of the lending and housing industries, we are working with regulators to introduce a next generation lender-placed homeowners product to address some of the unanticipated issues that developed during the housing crisis. This product combines flexibility and best practices to address the concerns of various parties. The product contains expanded geographic ratings within each state to further differentiate rates for properties more exposed to catastrophes from those where the risk is lower, added premium rating flexibility from deductible options that can be modified based on factors such as coverage amount and delinquency status, and continued enhancements to our already extensive customer notification process to make it more clear to borrowers when they have lender-placed insurance.

Lender-placed and voluntary manufactured housing insurance: Manufactured housing insurance is offered on a lender-placed and voluntary basis. Lender-placed insurance is issued after an insurance tracking process similar to that described above. The tracking is performed by Assurant Specialty Property using a proprietary insurance tracking administration system, or by the lenders themselves. A number of manufactured housing retailers in the U.S. use our proprietary premium rating technology to assist them in selling property coverage at the point of sale.

Other insurance: We believe there are opportunities to apply our lender-placed business model to other products and services. We have developed products in adjacent and emerging markets, such as the lender-placed flood and multi-family housing insurance products. We also act as an administrator for the U.S. Government under the voluntary National Flood Insurance Program, for which we earn a fee for collecting premiums and processing claims. This business is 100% reinsured to the U.S. Government.

Marketing and Distribution

Assurant Specialty Property establishes long-term relationships with leading mortgage lenders and servicers. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients.

We offer our manufactured housing insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. The independent specialty agents distribute flood products and miscellaneous specialty property products. Multi-family housing products are distributed primarily through property management companies and affinity marketing partners.

Underwriting and Risk Management

Our lender-placed homeowners insurance program and certain of our manufactured housing products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the lack of individual policy underwriting. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints.

Because several of our product lines (such as homeowners, manufactured housing, and other property policies) are exposed to catastrophe risks, we purchase reinsurance coverage to protect the capital of Assurant Specialty Property and to mitigate earnings volatility. Our reinsurance program generally incorporates a provision to allow the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year.

Assurant Health

	For the Years Ended
	December 31, 2012	December 31, 2011
Net earned premiums and other considerations:
Individual markets	$1,178,878	$1,251,447
Small employer group	410,581	466,853

Total	$1,589,459	$1,718,300

Segment net income	$52,000	$40,886
Loss ratio (1)	73.9%	74.0%
Expense ratio (2)	26.0%	26.3%
Combined ratio (3)	98.5%	98.8%
Equity (4)	$304,166	$405,200

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(4)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Health competes in the individual medical insurance market by offering major medical insurance, short-term medical insurance, and limited benefit coverages to individuals and families. Our products are offered with different plan options to meet a broad range of customer needs and levels of affordability. Assurant Health also offers medical insurance to small employer groups.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, “the Affordable Care Act”) were signed into law in March 2010 and represent significant changes to the U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time. The legislation includes requirements that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including limitations on the amount of executive compensation that is tax deductible and new fees which may not be deductible for income tax purposes. We believe that the Act will lead to sweeping and fundamental changes to the U.S. health care system and the health insurance industry.

The legislation will also impose new requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, the establishment of minimum medical loss ratio (“MLR”) requirements, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on product pricing.

One provision of the Affordable Care Act, effective January 1, 2011, established a MLR designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established a MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, premium rebates are payable to the policyholders by August 1 of the subsequent year. Although the HHS has issued final regulations to implement the MLR and rebate provisions of the Affordable Care Act, certain issues remain to be fully clarified, including further clarification on the state insurance exchanges, the risk mitigation programs, essential benefit package requirements, the actuarial value calculations, and the new fees to be enacted.

Although the dynamics and characteristics of the post-reform market will be different, we believe there are still significant opportunities for Assurant Health to sell individual medical insurance products. Specialty expertise will still be required and we believe that we can earn adequate profits in this business over the long-term, without making large commitments of capital. In order to achieve these goals, we have taken significant steps to reduce operating and distribution costs and modify our product lines. We have reduced operating costs significantly and redesigned our product portfolio to offer certain supplemental and affordable choice products, and we continue to build on these efforts. We may refine our strategy as new regulations are issued or additional regulatory agency actions are taken in the wake of the Affordable Care Act. The full impact of the Act will not be known for many years.

Individual Medical: Our medical insurance products are sold to individuals, primarily between the ages of 18 and 64, and their families, who do not have employer-sponsored coverage. We offer a wide variety of benefit plans at different price points, which allow customers to tailor their coverage to fit their unique needs.

Small Employer Group Medical: Our group medical insurance is primarily sold to small companies with two to fifty employees, although larger employer coverage is available. As of December 31, 2012, our average group size was approximately five employees.

Effective in March 2012 we entered into a new provider network arrangement with Aetna Signature Administrators ®. This multi-year agreement provides our major medical customers with access to more than one million health care providers and 7,500 hospitals nationwide. Access to this network has enhanced the competitiveness of Assurant Health for individuals, families, and small groups.

Marketing and Distribution

Our health insurance products are principally marketed through a network of independent agents. We also market through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. Since 2000, we have had an exclusive national marketing agreement with a major mutual insurance company whose captive agents market our individual health products. This agreement expires in September 2018 and allows either company to exit the agreement with six months notice. We provide many of our products through a well-known association’s administrator under an agreement that automatically renews annually.

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

Please see “Management’s Discussion and Analysis—Assurant Health” and “Risk Factors—Risks Related to our Industry—Reform of the health insurance industry could materially reduce the profitability of certain of our businesses” for further details.

Assurant Employee Benefits

	For the Years Ended
	December 31, 2012	December 31, 2011
Net Earned Premiums and Other Considerations:
Group disability (1)	$409,757	$449,293
Group dental	394,413	412,339
Group life	188,246	193,914
Group vision and supplemental products	21,848	8,477

Total	$1,014,264	$1,064,023

Segment net income	$58,059	$43,075
Loss ratio (2)	68.3%	72.2%
Expense ratio (3)	37.4%	35.4%
Equity (4)	$578,757	$616,185

(1)	Includes single premiums for closed blocks.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income. (Fees and other income are not included in the above table.)
(4)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Employee Benefits offers group disability, dental, vision, life and supplemental products as well as individual dental products. The group products are offered with funding options ranging from fully employer-paid to fully employee-paid (voluntary). In addition, we reinsure disability and life products through our wholly owned subsidiary, Disability Reinsurance Management Services, Inc. (“DRMS”).

We focus on the needs of the small to mid-size employer. We believe that our group risk selection expertise, administrative systems, and strong relationships with brokers who work primarily with small to mid-size businesses give us a competitive advantage versus other carriers in this market.

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

Success in the group dental business is heavily dependent on a strong provider network. Assurant Employee Benefits owns and operates Dental Health Alliance, L.L.C. (“DHA”), a leading dental Preferred Provider Organization (“PPO”) network. An agreement with Aetna allows us to use Aetna’s Dental Access ® network, which we believe increases the attractiveness of our products in the marketplace. In 2012, we announced a new network access agreement with United Concordia Dental that provides Assurant members access to United Concordia’s Advantage Plus network of providers in conjunction with the DHA network, further increasing the overall network size and strength of Assurant Employee Benefits dental offering.

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

Group Vision and Supplemental Products: Fully-insured vision coverage is offered through our agreement with Vision Service Plan, Inc., a leading national supplier of vision insurance. Our plans cover eye exams, glasses, and contact lenses and are usually sold in combination with one or more of our other products. In addition to the traditional voluntary products, we provide group critical illness, cancer, accident, and gap insurance. These products are generally paid for by the employee through payroll deductions, and the employee is enrolled in the coverage(s) at the worksite.

Marketing and Distribution

Our products and services are distributed through a group sales force located in 34 offices near major metropolitan areas. Our sales representatives distribute our products and services through independent brokers and employee-benefits advisors. Daily account management is provided through local sales offices, further supported by regional sales support centers and a home office customer service department. Broker compensation in some cases includes an annual performance incentive, based on volume and retention of business.

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

Rating agencies also use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a stable outlook to indicate that the rating is not expected to change; however, a stable rating does not preclude a rating agency from changing a rating at any time, without notice.

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

The following table summarizes our financial strength ratings and outlook as of December 31, 2012:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)
Outlook	Stable	(4)	(5)

Company
American Bankers Insurance Company	A	A2	A-
American Bankers Life Assurance Company	A-	A3	A-
American Memorial Life Insurance Company	A-	N/A	A-
American Reliable Insurance Company	A	N/A	N/A
American Security Insurance Company	A	A2	A-
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
John Alden Life Insurance Company	A-	A3	BBB
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Time Insurance Company	A-	A3	BBB
UDC Dental California	A-	N/A	N/A
Union Security Dental Care New Jersey	A-	N/A	N/A
Union Security Insurance Company	A-	A3	A-
Union Security Life Insurance Company of New York	A-	N/A	N/A
United Dental Care of Arizona	A-	N/A	N/A
United Dental Care of Colorado	A-	N/A	N/A
United Dental Care of Michigan	NR	N/A	N/A
United Dental Care of Missouri	A-	N/A	N/A
United Dental Care of New Mexico	A-	N/A	N/A
United Dental Care of Ohio	NR	N/A	N/A
United Dental Care of Texas	A-	N/A	N/A
United Dental Care of Utah	NR	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)	A.M. Best financial strength ratings range from “A++” (superior) to “S” (suspended). Ratings of A and A- fall under the “excellent” category, which is the second highest of ten ratings categories.
(2)	Moody’s insurance financial strength ratings range from “Aaa” (exceptional) to “C” (extremely poor). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of A2 and A3 are considered “good” and fall within the third highest of the nine ratings categories.
(3)	S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A- (strong) and BBB+ (adequate) are within the third and fourth highest of the nine ratings categories, respectively.

(4)	Moody’s has a stable outlook on all of the ratings of the above entities, except for John Alden Life Insurance Company and Time Insurance Company, which have a negative outlook.
(5)	S&P has a positive outlook on all of the ratings of the above entities, except for John Alden Life Insurance Company, Time Insurance Company and Union Security Insurance Company, which have a stable outlook.

Enterprise Risk Management

As an insurer, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A, “Risk Factors.” Enterprise risk management (“ERM”) is, therefore, a key component of our business strategies, policies, and procedures. Our ERM process is an iterative approach with the following key phases:

1.	Risk identification;
2.	High-level estimation of risk likelihood and severity;
3.	Risk prioritization at the business and enterprise levels;
4.	Scenario analysis and detailed modeling of likelihood and severity for key enterprise risks;
5.	Utilization of quantitative results and subject matter expert opinion to help guide business strategy and decision making.

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

Through the use of regular committee meetings, business unit and enterprise risk inventory templates, business unit monthly risk reports, an enterprise risk dashboard, hypothetical scenario analysis, and quantitative modeling, the Company strives to identify, track, quantify, communicate and manage our key risks within prescribed tolerances.

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

Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. In general, this regulation is designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers with respect to such things as:

•	licensing and authorizing companies and intermediaries (including agents and brokers) to transact business;

•	regulating capital, surplus and dividend requirements;

•	regulating underwriting limitations;

•	regulating companies’ ability to enter and exit markets or to provide, terminate or cancel certain coverages;

•	imposing statutory accounting and annual statement disclosure requirements;

•	regulating product types and approving policy forms and mandating certain insurance benefits;

•	regulating premium rates, including the ability to disapprove or reduce the premium rates companies may charge;

•	regulating claims practices, including the ability to require companies to pay claims on terms other than those mandated by underlying policy contracts;

•	regulating certain transactions between affiliates;

•	regulating the form and content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating annual tests to analyze adequacy of reserves;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases; and

•	regulating market conduct and sales practices of insurers and agents.

Dividend Payment Limitations. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. The ability to pay such dividends and to make such other payments is regulated by the states in which our subsidiaries are domiciled. These dividend regulations vary from state to state and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For more information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements.”

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

Federal Regulation

Patient Protection and Affordable Care Act. Although health insurance is generally regulated at the state level, recent legislative actions were taken at the federal level that impose added restrictions on our business, in particular Assurant Health and Assurant Employee Benefits. In March 2010, President Obama signed the Affordable Care Act into law. Provisions of the Affordable Care Act and related reforms have and will continue to become effective at various dates over the next several years. These provisions and related impacts include a requirement that we pay premium rebates to customers if the loss ratios for some of our product lines are less than specified percentages; the reduction of agent commissions, and the consequent risk that insurance producers may sell less of our products than they have in the past; changes in the benefits provided under some of our products; elimination of limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion as it applies to enrollees under the age of 19 who apply for coverage; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, after January 1, 2014, elimination of our ability to underwrite health insurance products with certain narrow exceptions; a requirement to offer coverage to any person who applies for such coverage; requirements to include the package of essential health benefits; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state insurance exchanges; significant risk of customer loss; new and higher taxes and fees and limitations on the deductibility of compensation and certain other payments; and the need to operate with a lower expense structure at both the business segment and enterprise level.

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

HIPAA, HITECH Act and Gramm-Leach-Bliley Act. The Health Insurance Portability and Accountability Act of 1996, along with its implementing regulations (“HIPAA”), impose various requirements on health insurers, HMOs, health plans and health care providers. Among other things, Assurant Health and Assurant Employee Benefits are subject to HIPAA regulations requiring certain guaranteed issuance and renewability of health insurance coverage for individuals and small groups (generally groups with 50 or fewer employees) and limitations on exclusions based on pre-existing conditions. HIPAA also imposes administrative simplification requirements for electronic transactions.

HIPAA also imposes requirements on health insurers, health plans and health care providers to ensure the privacy and security of protected health information. These privacy and security provisions were further expanded by the privacy provisions contained in the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) and its accompanying Omnibus Rule enacted in January 2013, which enhances penalties for violations of HIPAA and requires regulated entities to provide notice of security breaches of protected health information to individuals and HHS. In addition, certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act, which, along with regulations adopted thereunder, generally requires insurers to provide customers with notice regarding how their non-public personal health and financial information is used, and to provide them with the opportunity to “opt out” of certain disclosures, if applicable.

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

International Regulation

We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations.

In addition to the U.S., the Company operates in Canada, the U.K., Ireland, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Mexico and China and our businesses are supervised by local regulatory authorities of these jurisdictions. We also have business activities in Peru, Ecuador and Colombia where we have gained access to these markets by registering certain entities to act as reinsurers.

Our operations in the U.K., for example, are currently subject to regulation by the Financial Services Authority (the “FSA”). Insurers authorized by the FSA are generally permitted to operate throughout the rest of the European Union, subject to satisfying certain FSA requirements and meeting additional local regulatory requirements. As part of recent regulatory reforms, in 2013 the FSA is expected to be replaced by two separate regulatory units. However, this change will not affect our ability to conduct business across the European Union.

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

Employees

We had approximately 14,600 employees as of February 15, 2013. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.

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

Financial Information about Reportable Business Segments

For financial information regarding reportable business segments of the Company, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21 to the Consolidated Financial Statements contained elsewhere in this report.

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

Our relationships and contractual arrangements with significant clients, distributors, original equipment manufacturers, mortgage lenders and loan servicers, and other parties with whom we do business are important to the success of our segments. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. For example, in Assurant Solutions, we have exclusive relationships with retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive relationships with mortgage lenders and manufactured housing lenders, manufacturers and property managers, and we are eligible to insure loans of government-sponsored entities that are serviced by the mortgage loan servicers with whom we do business. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well-known association through which we provide many of our individual health insurance products. We also have a new provider network arrangement with a national PPO network. We also maintain contractual relationships with several separate networks of health and dental care providers, each referred to as a PPO, through which we obtain discounts. In Assurant Employee Benefits, we have relationships through DRMS with group insurance carriers to reinsure their disability and life insurance product offerings. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

Although we believe we have generally been successful in maintaining our clients, distribution and associated relationships, if these parties decline to renew or seek to terminate these arrangements or seek to renew these contracts on terms less favorable to us, our results of operations and financial condition could be materially adversely affected. For example, a loss of one or more of the discount arrangements with PPOs could lead to higher medical or dental costs and/or a loss of members to other medical or dental plans, and the loss of, or change in requirements for, eligibility to insure loans of one or more government-sponsored entities could affect our ability to do business with certain mortgage loan servicers, or the volume or profitability of such business. In addition, we are subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if one or more of our clients or distributors consolidate or align themselves with other companies, we may lose business or suffer decreased revenues.

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

The minimum loss ratios imposed by the Affordable Care Act compelled health insurers to decrease broker commission levels beginning in 2011. Similarly, the Company decreased its commission levels for distribution channels that market Assurant Health’s individual medical and small employer group medical products. Although the Company believes that its revised commission schedules are competitive with those of other health insurers adapting to the new reform environment, this reduction caused uncertainty among agents during 2012 as they evaluated the effect of new commission levels on their business, which contributed to a decrease in sales. The reduction could pressure our relationship with the distribution channels that we rely on to market our Assurant Health products and/or our ability to attract new brokers and agents, which could materially adversely affect our results of operations and financial condition. In addition, many of the agents and brokers who distribute Assurant Employee Benefits products make a large part of their living from sales of health insurance. To the extent that some of them decide to pursue other occupations, the resulting loss of distribution could have a material adverse impact on the sales of Assurant Employee Benefits’ products.

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

In recent years, the global recession and disruption of the financial markets have heightened concerns over the sovereign debt crisis in Europe, particularly with respect to capital markets access and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Certain major rating agencies have downgraded the sovereign debt of Greece, Portugal, Ireland, Italy and Spain. The issues arising out of the sovereign debt crisis may transcend Europe. In addition, uncertainty has arisen with respect to the euro and membership of the EU. Together, these issues could cause investors to lose confidence in European financial institutions and the stability of EU member economies, and likewise affect U.S. financial institutions, the stability of the global financial markets and any economic recovery. Additionally, in the U.S., continued uncertainty surrounding the Federal Reserve’s monetary policy and the ongoing debate over the U.S. federal debt ceiling could adversely affect the U.S. and/or global economy.

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

Our earnings and book value per share could be materially affected by an impairment of goodwill or other intangible assets.

Goodwill represented $640,714 of our $28,946,607 in total assets as of December 31, 2012. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability and book value per share. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7—MD&A—Critical Factors Affecting Results—Value and Recoverability of Goodwill.” In addition, other intangible assets collectively represented $262,994 of our total assets as of December 31, 2012, and an impairment of these other intangible assets could have a material adverse effect on our profitability and book value per share.

Competitive pressures or regulators could force us to reduce our rates.

The premiums we charge are subject to review by regulators. If they consider our loss ratios to be too low, they could require us to reduce our rates. In addition, competitive conditions may put pressure on our rates. In either case, significant rate reductions could materially reduce our profitability. For more information about risks related to certain matters, please see “Risks Related to our Industry—Our business is subject to risks related to litigation and regulatory actions” contained elsewhere in this section.

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

Ratings are an important factor in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. Moody’s currently has a negative outlook on two of our life and health insurance subsidiaries primarily citing the adverse revenue and earnings pressures of the Affordable Care Act on these subsidiaries.

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

As of December 31, 2012, contracts representing approximately 19% of Assurant Solutions’ and 22% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Under our marketing agreement with SCI, American Memorial Life Insurance Company (“AMLIC”), one of our subsidiaries, is required to maintain an A.M. Best financial strength rating of “B” or better throughout the term of the agreement. If AMLIC fails to maintain this rating for a period of 180 days, SCI may terminate the agreement.

Additionally, certain contracts in the DRMS business, representing approximately 5% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2012 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and, in some instances, recapture in-force business if the ratings of applicable subsidiaries fall below “A-”. Similarly, distribution and service agreements representing approximately 19% of Assurant Health’s earned premiums gross of rebates for the year ended December 31, 2012 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better, for the distribution agreements, or “B+” or better, for the service agreement. If the ratings of applicable Assurant Health subsidiaries fall below these threshold ratings levels, distribution and service partners could terminate their agreements. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

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

In previous years, the global capital and credit markets experienced extreme volatility and disruption. In many cases, companies’ ability to raise money was severely restricted. Although conditions in the capital and credit markets have improved significantly, they could again deteriorate. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments.

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

Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 83% of the fair value of our total investments as of December 31, 2012.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our consolidated balance sheets. Their fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income from fixed-maturity investments increases or decreases directly with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An increase in interest rates will also decrease the net unrealized gains in our current investment portfolio.

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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2012, fixed maturity securities represented 80% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized securities rating organizations). These investments comprise approximately 6% of the fair value of our total investments as of December 31, 2012 and generally provide higher expected returns, but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 3% of the fair value of our total investments as of December 31, 2012). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns, but present greater risk to preservation of capital than our fixed maturity investments.

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

Derivative instruments generally present greater risk than fixed maturity investments or equity investments because of their greater sensitivity to market fluctuations. Since August 1, 2003, we have been using derivative instruments to manage the exposure to inflation risk created by our preneed insurance policies that are tied to the CPI. The protection provided by these derivative instruments begins at higher levels of inflation. However, exposure can still exist due to potential differences in the amount of business and the notional amount of the protection. This could have a material adverse effect on our results of operations and financial condition.

Our commercial mortgage loans and real estate investments subject us to liquidity risk.

Our commercial mortgage loans on real estate investments (which represented approximately 10% of the fair value of our total investments as of December 31, 2012) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and/or in a timely manner.

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

Our international operations face political, legal, operational and other risks that we may not face in our domestic operations. For example, we may face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws; political or economic instability in countries in which we conduct business, including possible terrorist acts; foreign exchange rate fluctuations; diminished ability to legally enforce our contractual rights; differences in cultural environments and unexpected changes in regulatory requirements, including changes in regulatory treatment of certain products; exposure to local economic conditions and restrictions on the withdrawal of non-U.S. investment and earnings; and potentially substantial tax liabilities if we repatriate the cash generated by our international operations back to the U.S. If our business model is not successful in a particular country, we may lose all or most of our investment in that country. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these risks identified above.

In addition, as we engage with international clients, we have made certain up-front commission payments, which we may not recover if the business does not materialize as we expect. These up-front payments are typically supported by various protections, such as letters of credit, but there can be no guarantee that we will recover fully or timely and amounts owed to us under such letters of credit or any other guaranties or contractual arrangements. As our international business grows, we rely increasingly on fronting carriers or intermediaries in other countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business.

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

In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically on the basis of current business conditions affecting the Company and overall economic conditions. These management judgments are therefore subject to change due to factors that include, but are not limited to, changes in our ability to realize sufficient taxable income of the same character in the same jurisdiction or in our ability to execute other tax planning strategies. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods. Any change in the valuation allowance could have a material impact on our results of operations and financial condition.

Failure to protect our clients’ confidential information and privacy could result in the loss of reputation and customers, reduce our profitability and/or subject us to fines, litigation and penalties, and the costs of compliance with privacy and security laws could adversely affect our business.

Our businesses are subject to a variety of privacy regulations and confidentiality obligations. If we do not properly comply with privacy and security laws and regulations that require us to protect confidential information, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), loss of reputation and civil litigation, which could adversely affect our business and results of operations. As have other entities in the insurance industry, we have incurred and will continue to incur substantial costs in complying with the requirements of applicable privacy and security laws. For more information on the privacy and security laws that apply to us, please see Item 1, “Business—Regulation.”

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

As we continue to improve operating efficiencies across the business, we have outsourced and may outsource selected functions to third parties. We take steps to monitor and regulate the performance of these independent third parties to whom the Company has outsourced these functions. If these third parties fail to satisfy their obligations to the Company as a result of their performance, changes in their operations, financial condition or other matters beyond our control, the Company’s operations, information, service standards and data could be compromised. In addition, to the extent the Company outsources selected services or functions to third parties outside the United States, the Company is exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and fluctuations in currency values. For more information on the risks associated with outsourcing to international third parties, please see Item 1A, “Risk Factors—Risks related to our business—We face risks associated with our international operations.” If third party providers do not perform as anticipated, we may not fully realize the anticipated economic and other benefits of these outsourcing projects, which could adversely affect our results of operations and financial condition.

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

We may be unable to accurately predict and price for benefits, claims and other costs, which could reduce our profitability.

Our profitability could vary depending on our ability to predict and price for benefits, claims and other costs including, but not limited to, medical and dental costs, disability claims and the frequency and severity of property claims. This ability could be affected by factors such as inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions, new treatments or technologies. Political or economic conditions can also affect the availability of programs on which our business may rely to accurately predict benefits and claims. For example, Assurant Employee Benefits pays disability claims to insureds who may also be entitled to the payment of monthly disability benefits from the U.S. Social Security Administration (the “SSA”). Under the insurance policy, a portion, or the total amount, of the monthly benefit from the SSA may be offset from the monthly disability benefit payable to the insured.

The inability to accurately predict and price for benefits, claims and other costs could materially adversely affect our results of operations and financial condition.

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

On September 27, 2012, The Hartford announced that it had reached an agreement to sell its Individual Life Operations to Prudential Financial, Inc. (“Prudential”). Included in this transaction are the individual life policies remaining in force that were originally transferred to The Hartford as part of the sale of FFG. The assets backing the reserves coinsured from The Hartford to Prudential continue to be held in trusts or separate accounts, and we are subject to the risk that the trust and/or separate account assets are insufficient to support the liabilities that would revert to us. In addition, we face risks related to any administrative system changes Prudential implements in administering the business.

The A.M. Best ratings of The Hartford and John Hancock are currently A and A+, respectively. A.M. Best currently maintains a stable outlook on John Hancock’s financial strength ratings. The Hartford’s rating is under review with negative implications.

We also face the risk of again becoming responsible for administering these businesses in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process these businesses. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition. In addition, third parties to whom we have sold businesses in the past may in turn sell these businesses to other third parties, and we could face risks related to the new administrative systems and capabilities of these third parties in administering these businesses.

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

Historically, acquisitions and new ventures have played a significant role in the growth of some of our businesses, and we expect them to continue to play an important role in our profitable growth strategy. We may not, however, be able to identify suitable acquisition candidates or new venture opportunities or to finance or complete such transactions on acceptable terms. Additionally, the integration of acquired businesses may result in significant challenges, and we may be unable to accomplish such integration smoothly or successfully.

There can be no assurance that any future acquisition will provide us with the benefits that we anticipate when entering into the transaction. Acquisitions entail a number of risks including, among other things, inaccurate assessment of liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; difficulties in integrating systems and personnel; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.

The inability of our subsidiaries to pay sufficient dividends to the holding company could prevent us from meeting our obligations and paying future stockholder dividends.

As a holding company whose principal assets are the capital stock of our subsidiaries, Assurant, Inc. relies primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to stockholders and corporate expenses. The ability of our subsidiaries to pay dividends and to make such other payments in the future will depend on their statutory surplus, future statutory earnings and regulatory restrictions. Except to the extent that Assurant, Inc. is a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority over creditors’ claims with respect to the assets and earnings of the subsidiaries. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against their assets or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary, and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before Assurant, Inc., as a stockholder, would be entitled to receive any distribution from the subsidiary.

The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2013 without regulatory approval, see “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Assurant, Inc.’s credit facilities also contain limitations on our ability to pay dividends to our stockholders if we are in default or such dividend payments would cause us to be in default of our obligations under the credit facilities.

Any additional material restrictions on the ability of insurance subsidiaries to pay dividends could adversely affect Assurant, Inc.’s ability to pay any dividends on our common stock and/or service our debt and pay our other corporate expenses.

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

Risks Related to Our Industry

Reform of the health insurance industry could materially reduce the profitability of certain of our businesses.

In March 2010, President Obama signed the Affordable Care Act into law. Provisions of the Affordable Care Act and related reforms have and will continue to become effective at various dates over the next several years and will make sweeping and fundamental changes to the U.S. health care system that are expected to significantly affect the health insurance industry. For more information on the Affordable Care Act and its impact on our Assurant Health and Assurant Employee Benefits segments, please see Item 1, “Business—Regulation—Federal Regulation—Patient Protection and Affordable Care Act.”

Among other requirements, the Affordable Care Act requires Assurant Health, for some products, to increase benefits, to limit rescission to cases of intentional fraud and, eventually, to insure pre-existing conditions in all lines of insurance, among other things. If, for those products, Assurant Health’s actual loss ratios fall short of required minimum medical loss ratios (by state and legal entity), we are required to rebate the difference to consumers. Please see “Item 7—Management’s Discussion & Analysis—Critical Accounting Estimates—Health Insurance Premium Rebate Liability” for more information about the minimum medical loss ratio and the Company’s rebate estimate calculations. In addition, the Affordable Care Act imposes limitations on the deductibility of compensation and certain other payments.

Assurant Health has made, and continues to make, significant changes to its operations and products to adapt to the new environment. However, Assurant Health could be adversely affected if its plans for operating in the new environment are unsuccessful or if there is less demand than we expect for these products in the new environment.

Uncertainty remains with respect to a number of provisions of the Affordable Care Act, including the mechanics of the public and private exchanges and the application of the Affordable Care Act’s requirements to various types of health insurance plans. In addition, the lack of clarity surrounding the mechanics of inclusion of pediatric dental coverage in the package of essential health benefits could disrupt revenues in our Assurant Employee Benefits business.

New guidance and regulations continue to be issued under the Affordable Care Act. If our businesses are unable to adapt to current and/or future requirements of the Affordable Care Act, or if significant uncertainty continues with respect to implementation of the Affordable Care Act, this could lead to a material reduction in their profitability.

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

From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	actions by regulatory authorities that may challenge our ability to increase or maintain our premium rates, require us to reduce premium rates, impose fine or penalties and/or result in other fees;

•

disputes regarding our lender-placed insurance products including those relating to rates, agent compensation, consumer disclosure, continuous coverage requirements, loan tracking services and other services that we provide to mortgage servicers;

•	disputes over coverage or claims adjudication including, but not limited to, pre-existing conditions in individual medical contracts and rescissions of policies;

•	disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or to meet prescribed deadlines for adjudicating claims;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with agents, brokers or network providers over compensation and termination of contracts and related claims;

•	disputes alleging bundling of credit insurance and warranty products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities;

•	disputes relating to customers’ claims that the customer was not aware of the full cost or existence of the insurance or limitations on insurance coverage; and

•	industry-wide investigations regarding business practices including, but not limited to, the use and the marketing of certain types of insurance policies or certificates of insurance.

As previously disclosed, in fall 2011, Assurant, along with other insurers and with mortgage servicers, received a request for information from the New York Department of Financial Services (the “NYDFS”) regarding its lender-placed insurance business. In February 2012, the Company and two of its wholly owned insurance subsidiaries, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida, received subpoenas from the NYDFS regarding the Company’s lender-placed insurance business and related document retention practices. Over the next several months, the Company responded to the subpoenas, participated in depositions, responded to additional information requests from the NYDFS on the Company’s lender-placed insurance program and, along with other companies in the industry, participated in public hearings conducted by the NYDFS. The Company was subsequently served with an order by the NYDFS requiring the Company to propose and justify amended rates for its lender-placed insurance products sold in the State of New York, to which it responded in early July 2012. The Company has since engaged in discussions with the NYDFS concerning its lender-placed insurance program in the State of New York. Proposed changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $79,000 and $64,000 of Assurant Specialty Property’s net earned premiums for the years ended December 31, 2012 and 2011, respectively. The Company’s discussions with the NYDFS concerning this matter are continuing. While the Company cannot predict the outcome of these discussions, such outcome could have a material adverse effect on the results of operations of Assurant Specialty Property and/or the consolidated Company.

As the Company disclosed on October 22, 2012, ASIC reached an agreement with the California DOI to reduce premium rates for lender-placed hazard insurance products by 30.5%. This rate reduction reflects factors specific to California such as continued favorable loss experience in the state and different assumptions about future experience compared to our previous rate filing. The new rates in California began to apply to all policies issued or renewed with effective dates on or after January 19, 2013. ASIC recorded approximately $111,000 of net earned premiums ($154,000 of gross written premium) for full year 2012 for the type of policies subject to the rate reduction. The actual effect of the California rate decrease on the Company’s net earned premiums and net income over the course of 2013 and beyond will depend on a variety of factors, including the Company’s mix of lender-placed insurance products, lapse rates, rate and timing of renewals, placement rates, changes in client contracts and actual expenses incurred.

As previously disclosed, Assurant Specialty Property’s business strategy has been to pursue long-term growth in lender-placed homeowners insurance and adjacent markets with similar characteristics, such as lender-placed flood insurance and lender-placed mobile home insurance. Lender-placed insurance products accounted for approximately 71% of Assurant Specialty Property’s net earned premiums for full year 2012 and 70% for full year 2011. The approximate corresponding contributions to segment net income in these periods were 90% and 100%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

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

In recent years, significant attention has been focused on the procedures that life insurers follow to identify unreported death claims. In November 2011, the National Conference of Insurance Legislators (“NCOIL”) proposed a model rule that would govern unclaimed property policies for insurers and mandate the use of the U.S. Social Security Administration’s Death Master File (the “Death Master File”) to identify deceased policyholders and beneficiaries. Certain state insurance regulators have also focused on this issue. For example, the NYDFS issued a letter requiring life insurers doing business in New York to use data from the Death Master File to search proactively for deceased policyholders and to pay claims without the receipt of a valid claim by or on behalf of a beneficiary. In 2011, the Company evaluated the impact of the NCOIL model rule and established reserves for additional claim liabilities in certain of its businesses, including a $7,500 reserve increase in its preneed business for unreported claims. It is possible that existing reserves may be inadequate and need to be increased and/or that the Company may be required to establish reserves for businesses the Company does not currently believe are subject to the NCOIL model rule or any similar regulatory requirement. In addition, it is possible that these regulators or regulators in other states may adopt regulations similar to the NCOIL model rule or to the requirements imposed by the NYDFS.

Recently, regulators in certain states have hired third party auditors to audit the unclaimed property records of insurance companies operating in those states. Among other companies, the Company is currently subject to these audits in a number of states.

Several proposals are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. These include model laws proposed by the International Association of Insurance Supervisors and the NAIC that provide for uniform standards of insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital ratios, and additional regulatory disclosure requirements for insurance holding companies. In addition, the NAIC has proposed a “Solvency Modernization Initiative” that focuses on capital requirements, corporate governance and risk management, statutory accounting and financial reporting, and reinsurance. Similarly, the Solvency II Directive, which was adopted in the European Union on November 25, 2009 and is expected to become effective in the coming years, reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.

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

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 24 to the Notes to Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any pending or future litigation, examination or investigation, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends paid) on our common stock from December 31, 2007 through December 31, 2012 with the total stockholder returns for the S&P 400 Midcap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-Line Insurance Index and S&P 500 Multi-Line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.

Total Values/Return to Stockholders

(Includes reinvestment of dividends)

	Base Period 12/31/07	INDEXED VALUES Years Ending
Company / Index		12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Assurant, Inc.	100	45.42	45.67	60.79	66.00	57.05
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 400 MidCap Index	100	63.77	87.61	110.94	109.02	128.51
S&P 500 Multi-line Insurance Index*	100	11.33	15.44	19.03	13.88	17.58
S&P 400 Multi-line Insurance Index*	100	70.93	81.94	96.01	104.25	125.00

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Assurant, Inc.		(54.58)	0.56	33.09	8.58	(13.56)
S&P 500 Index		(37.00)	26.46	15.06	2.11	16.00
S&P 400 MidCap Index		(36.23)	37.38	26.64	(1.73)	17.88
S&P 500 Multi-line Insurance Index*		(88.67)	36.35	23.23	(27.09)	26.70
S&P 400 Multi-line Insurance Index*		(29.07)	15.52	17.17	8.58	19.90

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2012	High	Low	Dividends
First Quarter	$44.39	$38.05	$0.18
Second Quarter	$40.80	$32.57	$0.21
Third Quarter	$38.16	$33.06	$0.21
Fourth Quarter	$41.00	$33.83	$0.21

Year Ended December 31, 2011	High	Low	Dividends
First Quarter	$41.71	$37.83	$0.16
Second Quarter	$40.03	$34.48	$0.18
Third Quarter	$36.64	$31.23	$0.18
Fourth Quarter	$41.38	$34.07	$0.18

Holders

On February 15, 2013, there were approximately 275 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 15, 2013 was $41.84.

Please see Item 12 of this report for information about our equity compensation plans.

Shares Repurchased

Period in 2012	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
January 1 – January 31	978,000	$39.50	978,000	$266,777
February 1 – February 28	528,000	43.37	528,000	243,890
March 1 – March 31	912,000	41.47	912,000	206,083

Total first quarter	2,418,000	$41.09	2,418,000	206,083

April 1 – April 30	912,800	39.58	912,800	169,973
May 1 – May 31	1,062,000	34.58	1,062,000	733,275
June 1 – June 30	2,581,021	33.83	2,581,021	646,017

Total second quarter	4,555,821	$35.15	4,555,821	646,017

July 1 – July 31	1,444,639	34.52	1,444,639	596,170
August 1 – August 31	180,000	34.78	180,000	589,914
September 1 – September 30	1,449,000	37.07	1,449,000	536,235

Total third quarter	3,073,639	$35.75	3,073,639	536,235

October 1 – October 31	852,000	39.15	852,000	502,900
November 1 – November 30	0	0	0	502,900
December 1 – December 31	0	0	0	502,900

Total fourth quarter	852,000	$39.15	852,000	502,900

Total through December 31	10,899,460	$36.95	10,899,460	$502,900

(1)	Shares purchased pursuant to the January 18, 2011 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on May 14, 2012, for the repurchase of up to an additional $600,000 of outstanding common stock.

Dividend Policy

On January 11, 2013, our Board of Directors declared a quarterly dividend of $0.21 per common share payable on March 11, 2013 to stockholders of record as of February 25, 2013. We paid dividends of $0.21 on December 10, 2012, September 11, 2012 and June 12, 2012, and $0.18 per common share on March 12, 2012. We paid dividends of $0.18 on December 12, 2011, September 13, 2011 and June 7, 2011 and $0.16 per common share on March 14, 2011. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A—Risk Factors—Risks Relating to Our Company—The inability of our subsidiaries to pay sufficient dividends to us could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2013, the maximum amount of dividends that our regulated U.S. domiciled insurance subsidiaries could pay to us under applicable laws and regulations without prior regulatory approval is approximately $524,000. Dividends or returns of capital paid by our subsidiaries, net of infusions, totaled $581,908 in 2012.

We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.

Payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. There is no preferred stock issued and outstanding as of December 31, 2012. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our revolving credit facilities, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, our $350,000 revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenues
Net earned premiums and other considerations	$7,236,984	$7,125,368	$7,403,039	$7,550,335	$7,925,348
Net investment income	713,128	689,532	703,190	698,838	774,347
Net realized gains (losses) on investments (1)	64,353	32,580	48,403	(53,597)	(428,679)
Amortization of deferred gain on disposal of businesses	18,413	20,461	10,406	22,461	29,412
Fees and other income	475,392	404,863	362,684	482,464	300,800

Total revenues	8,508,270	8,272,804	8,527,722	8,700,501	8,601,228

Benefits, losses and expenses
Policyholder benefits (2)	3,655,404	3,749,734	3,635,999	3,863,447	4,020,259
Amortization of deferred acquisition costs and value of businesses acquired	1,403,215	1,327,788	1,401,569	1,467,141	1,522,312
Underwriting, general and administrative expenses	2,631,594	2,428,795	2,516,622	2,511,955	2,434,127
Interest expense	60,306	60,360	60,646	60,669	60,953
Goodwill impairment (3)	0	0	306,381	83,000	0

Total benefits, losses and expenses	7,750,519	7,566,677	7,921,217	7,986,212	8,037,651

Income before provision for income taxes	757,751	706,127	606,505	714,289	563,577
Provision for income taxes (4)	274,046	167,171	327,898	280,929	116,411

Net income	$483,705	$538,956	$278,607	$433,360	$447,166

Earnings per share :
Basic
Net income	$5.74	$5.58	$2.52	$3.67	$3.79

Diluted
Net income	$5.67	$5.51	$2.50	$3.66	$3.76

Dividends per share	$0.81	$0.70	$0.63	$0.59	$0.54

Share data:
Weighted average shares outstanding used in basic per share calculations	84,276,427	96,626,306	110,632,551	118,036,632	118,005,967
Plus: Dilutive securities	1,030,638	1,169,003	840,663	459,008	968,712

Weighted average shares used in diluted per share calculations	85,307,065	97,795,309	111,473,214	118,495,640	118,974,679

	As of and for the years ended December 31,
	2012	2011	2010	2009	2008
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$15,885,722	$15,192,878	$14,670,364	$14,476,384	$13,107,476
Total assets	$28,946,607	$27,019,862	$26,345,501	$25,814,258	$24,468,894
Policy liabilities (5)	$18,666,355	$17,278,342	$16,616,206	$15,969,204	$15,907,006
Debt	$972,399	$972,278	$972,164	$972,058	$971,957
Mandatorily redeemable preferred stock	$0	$0	$5,000	$8,160	$11,160
Total stockholders’ equity	$5,185,366	$4,873,950	$4,633,136	$4,707,158	$3,563,042
Per share data:
Total book value per share (6)	$64.93	$54.31	$44.88	$40.03	$30.29

(1)	Included in net realized gains (losses) are other-than-temporary impairments of $1,843, $7,836, $11,167, $38,660 and $340,153 for 2012, 2011, 2010, 2009 and 2008, respectively.
(2)	During 2012, we incurred losses of $250,206, mainly associated with Superstorm Sandy. During 2011, we incurred losses of $157,645 associated with Hurricane Irene, Tropical Storm Lee, wildfires in Texas and severe storms, including tornados in the southeast. During 2008, we incurred losses of $132,615 associated with Hurricanes Gustav and Ike. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.
(3)	Following the completion of our annual goodwill impairment analysis, we recorded an impairment charge of $306,381 related to Assurant Employee Benefits and Assurant Health and a charge of $83,000 related to Assurant Employee Benefits during the fourth quarters of 2010 and 2009, respectively. The impairment charges resulted in a decrease to net income but did not have any related tax benefit.
(4)	During 2011, we had an $80,000 release of a capital loss valuation allowance related to deferred tax assets. During 2008, we recorded a $84,864 tax benefit due to the sale of a non-operating subsidiary and the related deferred tax assets on a capital loss carryover.
(5)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(6)	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2012, 2011, 2010, 2009 and 2008 there were 79,866,858, 89,743,761, 103,227,238, 117,591,250 and 117,640,936 shares, respectively, of common stock outstanding.

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

General

We report our results through five segments: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of FFG and LTC, through reinsurance agreements as described below.

The following discussion covers the twelve months ended December 31, 2012 (“Twelve Months 2012”), twelve months ended December 31, 2011 (“Twelve Months 2011”) and twelve months ended December 31, 2010 (“Twelve Months 2010”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Executive Summary

Consolidated net income decreased $55,251, or 10%, to $483,705 for Twelve Months 2012 from $538,956 for Twelve Months 2011. The decrease is primarily due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011. Partially offsetting this item was improved net income in our Assurant Health and Assurant Employee Benefits segments and an increase of $20,652 (after-tax) in net realized gains on investments. Twelve Months 2012 includes $162,634 (after-tax) of Assurant Specialty Property reportable catastrophe losses, primarily due to Superstorm Sandy, compared to $102,469 (after-tax) of reportable catastrophe losses in Twelve Months 2011. Higher catastrophe losses in Twelve Months 2012 were offset by growth in lender-placed homeowners net earned premiums and lower non-catastrophe losses.

Assurant Solutions net income decreased $12,297, or 9%, to $123,753 for Twelve Months 2012 from $136,050 for Twelve Months 2011. This decrease was largely due to a fourth quarter charge of $20,373 (after-tax) for the impairment of certain other intangible assets established primarily in connection with acquisitions of two U.K. mortgage insurance brokers in 2007, and a fourth quarter workforce restructuring charge of $7,724 (after-tax) primarily relating to our domestic credit and European operations. Twelve Months 2012 also included $6,362 (after-tax) of income from client related settlements.

Absent these items, international results improved primarily from continued growth and favorable experience in Latin America. Overall, Assurant Solutions’ international combined ratio was 104.8%. In 2013, we expect this combined ratio to continue to improve primarily from expected profitable growth in Latin America and additional expense initiatives in Europe.

Domestic results declined primarily from the previously disclosed loss of a mobile client, effective October 2012, increased expenses in our mobile and vehicle services businesses to enhance our technology platform and support new business growth, and less favorable underwriting experience in our service contract business. These factors increased our domestic combined ratio to 98.9%. We expect the domestic combined ratio to remain near our target of 98.0% in 2013.

Fee income and sales from our preneed business also improved during Twelve Months 2012, primarily due to our strong relationship with SCI.

Overall, we expect modest premium growth at Assurant Solutions in 2013. We also expect to continue our expense management initiatives in this segment.

Assurant Specialty Property net income increased $1,228, or less than 1%, to $304,951 for Twelve Months 2012 from $303,723 for Twelve Months 2011. The increase is due to increased lender-placed homeowners net earned premiums, growth in our multifamily housing business and lower non-catastrophe losses, mainly offset by an increase in reportable catastrophe losses of $60,165 (after-tax). The growth in net earned premiums was driven by lender-placed loan portfolio additions and increased placement rates.

Our placement rate for Twelve Months 2012 was 2.87% compared to 2.75% in Twelve Months 2011. The 2.87% placement rate is high, compared to historical standards, due to the impact of the new loan portfolios added throughout 2012. We expect placement rates in the near term to fluctuate, reflecting the state of the housing market and the changing composition of our tracked loan portfolios, but we expect placement rates to ultimately decline as the housing market stabilizes.

In late 2012, we began a multi-phased roll-out of our new next generation product to respond to the changed environment following the housing crisis. Features of the product include: expanded geographic rating, added premium rating flexibility and continued enhancements to our customer notification process. Our next generation product is available in 14 states and we expect to implement it in 14 more states by the end of the second quarter 2013, with a full roll-out to all other states by the end of 2013. As we have disclosed, we continue to engage in discussions with various state and federal regulatory departments regarding our lender-placed insurance program. For additional detail on certain of these discussions please refer to Assurant Specialty Property’s results of operations section further below in this Item 7.

For 2013, we expect Assurant Specialty Property’s revenue to increase slightly from 2012 due to growth in our lender-placed portfolio and multi-family housing products. We expect overall results to continue to be influenced by placement rate trends, premium rate changes, loan portfolio activity, client renewals, and catastrophe losses. We expect our expense ratio to remain approximately level with 2012 as we continue to improve efficiency while further improving client and customer service. We also expect our non-catastrophe loss ratio to increase due to anticipated higher frequency of such losses compared to a mild winter in 2012.

Assurant Health net income increased $11,114, or 27%, to $52,000 for Twelve Months 2012 from $40,886 for Twelve Months 2011. The increase was primarily attributable to $13,856 (after-tax) of additional investment income from a real estate joint venture partnership and lower expenses associated with organizational and operational expense reduction initiatives.

We expect ongoing changes related to health care reform to continue to affect this business in 2013. As such, we expect our loss ratio to increase, reflecting the continued impact of the MLR requirements on our pricing. In addition, we anticipate our effective tax rate to remain elevated due to limitations imposed by healthcare reform on the deductibility of compensation and certain other payments. We will continue to look for opportunities to further reduce our organizational and operational expenses to offset these pressures, but we expect the rate of reductions to be slower than in the past. We also expect net earned premiums and fees to decline, reflecting the continued shift to lower premium products in our individual medical business.

Assurant Employee Benefits net income increased $14,984, or 35%, to $58,059 for Twelve Months 2012 from $43,075 for Twelve Months 2011. Results for Twelve Months 2012 were driven by favorable experience across most major product lines. Voluntary products, an area of focus, accounted for about 50% of Assurant Employee Benefits sales and over 35% of net earned premiums and fees, as small and mid-sized business benefit plans have shifted from employer-paid to employee-paid products.

We expect 2013 net earned premiums and fees at Assurant Employee Benefits to be consistent with 2012. We anticipate increased sales from our voluntary products to offset expected lower sales of traditional employer-paid products. We plan to lower our discount rate for new long-term disability claims incurred in 2013 by 50 basis points, to 4.25%, which we expect will reduce net income by approximately $4,000.

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

For Twelve Months 2012, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $673,215; net cash used in investing activities totaled $449,883 and net cash used in financing activities totaled $480,641. We had $909,404 in cash and cash equivalents as of December 31, 2012. Please see “—Liquidity and Capital Resources,” below for further details.

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

Policyholder benefits are affected by our claims management programs, reinsurance coverage, contractual terms and conditions, regulatory requirements, economic conditions, and numerous other factors. Benefits paid or reserves required for future benefits could substantially exceed our expectations, causing a material adverse effect on our business, results of operations and financial condition.

Selling, underwriting and general expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes.

We incur interest expense related to our debt.

Critical Accounting Estimates

Certain items in our consolidated financial statements are based on estimates and judgment. Differences between actual results and these estimates could in some cases have material impacts on our consolidated financial statements.

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements. See Note 2 to the Notes to Consolidated Financial Statements for more information.

The following critical accounting policies require significant estimates. The actual amounts realized in these areas could ultimately be materially different from the amounts currently provided for in our consolidated financial statements.

Health Insurance Premium Rebate Liability

The Affordable Care Act was signed into law in March 2010. One provision of the Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group business and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, premium rebates are payable to the policyholders by August 1 of the subsequent year.

The Assurant Health loss ratio reported on page 66 (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR rules. The most significant differences include the fact that the MLR is calculated separately by state, legal entity and type of coverage (individual or group); the MLR calculation includes credibility adjustments for each state/entity/coverage cell, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR calculation; and the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated the 2012 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. An estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

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

The following table provides reserve information for our major product lines for the years ended December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,306,947	$154,998	$13,139	$7,297	$4,086,025	$120,067	$11,342	$7,555
Life insurance no longer offered	445,347	574	3,110	4,437	456,860	626	1,428	4,487
Universal life and other products no longer offered	210,037	127	825	5,133	229,726	132	988	6,534
FFG, LTC and other disposed businesses	3,424,511	35,862	713,258	55,661	3,491,994	38,039	641,238	55,151
Medical	89,540	10,293	6,831	10,016	86,456	11,097	8,385	10,170
All other	37,123	455	15,786	8,904	8,145	352	46,138	6,993
Short Duration Contracts:
Group term life	0	3,681	172,804	30,953	0	4,174	182,355	37,415
Group disability	0	2,143	1,189,656	119,431	0	2,390	1,243,975	133,441
Medical	0	111,351	99,549	148,209	0	135,557	97,964	170,970
Dental	0	4,648	2,442	15,896	0	4,634	2,788	17,436
Property and warranty	0	2,368,372	459,215	706,849	0	2,041,190	199,829	370,814
Credit life and disability	0	300,824	41,711	54,624	0	286,631	50,645	59,949
Extended service contracts	0	2,775,715	3,323	36,908	0	2,498,403	2,425	37,398
All other	0	423,217	11,643	22,980	0	338,725	9,999	19,307

Total	$8,513,505	$6,192,260	$2,733,292	$1,227,298	$8,359,206	$5,482,017	$2,499,499	$937,620

For a description of our reserving methodology, see Note 12 to the Consolidated Financial Statements included elsewhere in this report.

Long Duration Contracts

Reserves for future policy benefits represent the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions reflect best estimates for expected investment yield, inflation, mortality, morbidity, expenses and withdrawal rates. These assumptions are based on our experience to the extent it is credible, modified where appropriate to reflect current trends, industry experience and provisions for possible unfavorable deviation. We also record an unearned revenue reserve which represents premiums received which have not yet been recognized in our consolidated statements of operations.

Historically, premium deficiency testing has not resulted in material adjustments to deferred acquisition costs or reserves. Such adjustments could occur, however, if economic or mortality conditions significantly deteriorated.

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

Key sensitivities at December 31, 2012 for group long term disability claim reserves include the discount rate and claim termination rates.

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,373,851	Group disability, claim termination rate 10% lower	$1,343,830
Group disability, as reported	$1,309,087	Group disability, as reported	$1,309,087
Group disability, discount rate increased by 100 basis points	$1,250,755	Group disability, claim termination rate 10% higher	$1,277,538

The discount rate is also a key sensitivity for group term life waiver of premium reserves (included within group term life reserves).

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$212,494
Group term life, as reported	$203,757
Group term life, discount rate increased by 100 basis points	$195,908

Medical

IBNR reserves calculated using generally accepted actuarial methods represent the largest component of reserves for short duration medical claims and benefits payable. The primary methods we use in their estimation are the loss development method and the projected claim method. Under the loss development method, we estimate ultimate losses for each incident period by multiplying the current cumulative losses by the appropriate loss development factor. When there is not sufficient data to reliably estimate reserves under the loss development method, such as for recent claim periods, the projected claim method is used. This method utilizes expected ultimate loss ratios to estimate the required reserve. Where appropriate, we also use variations on each method or a blend of the two.

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

Key sensitivities as of December 31, 2012 for short duration medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix.

Claims and Benefits Payable
Short duration medical, loss development factors 1% lower*	$262,758
Short duration medical, as reported	$247,758
Short duration medical, loss development factors 1% higher*	$234,758

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 87% of medical claims are paid within four months of the incurred date.

Changes in medical loss development may increase or decrease the MLR rebate liability.

Property and Warranty

Our Property and Warranty lines of business include lender-placed homeowners, manufactured housing homeowners, multi-family housing, credit property, credit unemployment and warranty insurance and some longer-tail coverages (e.g. asbestos, environmental, other general liability and personal accident). Claim reserves for these lines are calculated on a product line basis using generally accepted actuarial principles and methods. They consist of case and IBNR reserves. The method we most often use in setting our Property and Warranty reserves is the loss development method. Under this method, we estimate ultimate losses for each accident period by multiplying the current cumulative losses by the appropriate loss development factor. We then calculate the reserve as the difference between the estimate of ultimate losses and the current case-incurred losses (paid losses plus case reserves). We select loss development factors based on a review of historical averages, adjusted to reflect recent trends and business-specific matters such as current claims payment practices.

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

Most of our credit property and credit unemployment insurance business is either reinsured or written on a retrospective commission basis. Business written on a retrospective commission basis permits management to adjust commissions based on claims experience. Thus, any adjustment to prior years’ incurred claims is partially offset by a change in commission expense, which is included in the selling underwriting and general expenses line in our consolidated statements of operations.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2012 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2012	Change in cost of claims occurring in 2012
3% higher	$1,237,077	$71,013
2% higher	$1,213,173	$47,109
1% higher	$1,189,502	$23,438
Base scenario	$1,166,064	$0
1% lower	$1,142,626	$(23,438)
2% lower	$1,118,955	$(47,109)
3% lower	$1,095,051	$(71,013)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $34,946 (before reinsurance) and $27,790 (net of reinsurance) at December 31, 2012. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe that changes in reserve estimates for these claims are likely to be material.

DAC

Information in this report for the years ended December 31, 2011, 2010, 2009, and 2008 has been revised, as applicable, for the retrospective application of the Company’s adoption of the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. See Note 2 to the Consolidated Financial Statements for more information.

Only direct incremental costs associated with the successful acquisition of new or renewal insurance contracts are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions and premium taxes. Certain direct response advertising expenses are deferred when the primary purpose of the advertising is to elicit sales to customers who can be shown to have specifically responded to the advertising and the direct response advertising results in probable future benefits.

The deferred acquisition costs (“DAC”) asset is tested annually to ensure that future premiums or gross profits are sufficient to support the amortization of the asset. Such testing involves the use of best estimate assumptions to determine if anticipated future policy premiums and investment income are adequate to cover all DAC and related claims, benefits and expenses. To the extent a deficiency exists, it is recognized immediately by a charge to the consolidated statements of operations and a corresponding reduction in the DAC asset. If the deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for preneed life insurance policies issued prior to January 1, 2009 and certain discontinued life insurance policies have been deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents.

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

Acquisition costs relating to group worksite products, which typically have high front-end costs and are expected to remain in force for an extended period of time, consist primarily of first year commissions to brokers, costs of issuing new certificates and compensation to sales representatives. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

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

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct response advertising costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2012	December 31, 2011
Reinsurance recoverables	$6,141,737	$5,411,064

We have used reinsurance to exit certain businesses, including blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $3,619,747 and $3,622,481 at December 31, 2012 and 2011, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2012	2011
Ceded future policyholder benefits and expense	$3,338,783	$3,399,938
Ceded unearned premium	1,214,028	1,013,778
Ceded claims and benefits payable	1,540,073	945,900
Ceded paid losses	48,853	51,448

Total	$6,141,737	$5,411,064

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions and Assurant Specialty Property, client risk and profit sharing. See also “Item 1A—Risk Factors—Reinsurance may not be available or adequate to protect us against losses and we are subject to the credit risk of reinsurers,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk.”

Retirement and Other Employee Benefits

We sponsor qualified and non-qualified pension plans and a retirement health benefits plan covering our employees who meet specified eligibility requirements. The calculation of reported expense and liability associated with these plans requires an extensive use of assumptions including factors such as discount rates, expected long-term returns on plan assets, employee retirement and termination rates and future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The assumptions we use may differ materially from actual results. See Note 20 to our consolidated financial statements for more information on our retirement and other employee benefits, including a sensitivity analysis for changes in the assumed health care cost trend rates.

Contingencies

We account for contingencies by evaluating each contingent matter separately. A loss is accrued if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated amount within the range of possible losses is more probable than any other, we report an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

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

As of December 31, 2011, the Company had a cumulative valuation allowance of $10,154 against deferred tax assets of international subsidiaries. During Twelve Months 2012, the Company recognized a cumulative income tax expense of $2,937 related to operating losses of international subsidiaries. As of December 31, 2012, the Company has a cumulative valuation allowance of $13,091 against deferred tax assets, as it is management’s assessment that it is more likely than not that this amount of deferred tax assets will not be realized. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient taxable income of the same character in the same jurisdiction.

In determining whether the deferred tax asset is realizable, the Company weighed all available evidence, both positive and negative. We considered all sources of taxable income available to realize the asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences, carry forwards and tax-planning strategies.

The Company believes it is more likely than not that the remainder of its deferred tax assets will be realized in the foreseeable future. Accordingly, other than noted herein for certain international subsidiaries, a valuation allowance has not been established.

Future reversal of the valuation allowance will be recognized either when the benefit is realized or when we determine that it is more likely than not that the benefit will be realized. Depending on the nature of the taxable income that results in a reversal of the valuation allowance, and on management’s judgment, the reversal will be recognized either through other comprehensive income (loss) or through continuing operations in the consolidated statements of operations. Likewise, if the Company determines that it is not more likely than not that it would be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to continuing operations in the consolidated statements of operations in the period such determination is made.

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

Valuation and Recoverability of Goodwill

Goodwill represented $640,714 and $639,097 of our $28,946,607 and $27,019,862 of total assets as of December 31, 2012 and 2011, respectively. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, a significant adverse change in legal factors, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

We test goodwill for impairment at the reporting unit level and have concluded that our reporting units for goodwill testing are equivalent to our operating segments.

The following table illustrates the amount of goodwill carried at each reporting unit:

	December 31,
	2012	2011
Assurant Solutions	$381,262	$379,645
Assurant Specialty Property	259,452	259,452
Assurant Health	—	—
Assurant Employee Benefits	—	—

Total	$640,714	$639,097

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

During September 2011, the FASB issued amended guidance for goodwill and other intangibles. This guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test, as described above. During 2011, the Company chose this option for Assurant Specialty Property, but not for Assurant Solutions. During 2012, the Company performed the Step 1 test for both reporting units.

In cases where Step 1 testing was performed, the following describes the valuation methodologies used in 2012 and 2011 to derive the estimated fair value of the reporting units.

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

Following the 2012 Step 1 test, the Company concluded that the estimated fair value of the Assurant Solutions reporting unit exceeded its net book value by 10.5%, while the Assurant Specialty Property reporting unit exceeded its net book value by 17.4%.

Following the 2011 Step 1 test, the Company concluded that the estimated fair value of the Assurant Solutions reporting unit exceeded its net book value by 19.2%. In undertaking our qualitative assessment of the Specialty Property reporting unit in 2011, we considered macro-economic, industry and reporting unit-specific factors. These included (i) the effect of the current interest rate environment on our cost of capital; (ii) Assurant Specialty Property’s sustaining market share over the year; (iii) lack of turnover in key management; (iv) 2011 actual performance as compared to expected 2011 performance from our 2010 Step 1 assessment; and, (v) the overall market position and share price of Assurant, Inc.

Based on our qualitative assessment, having considered the factors in totality we determined that it was not necessary to perform a Step 1 quantitative goodwill impairment test for Assurant Specialty Property and that it was more-likely-than-not that the fair value of Assurant Specialty Property continued to exceed its net book value at year-end 2011.

The determination of fair value of our reporting units requires many estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 100 basis points, with all other assumptions held constant, for Assurant Solutions, would result in its estimated fair value being less than its net book value as of December 31, 2012. Likewise, a reduction of 350 basis points in the terminal growth rate, with all other assumptions held constant, for Assurant Solutions would result in its estimated fair value being less than its net book value as of December 31, 2012. It would take more significant movements in our estimates and assumptions in order for Assurant Specialty Property’s estimated fair value to be less than its net book value.

We evaluated the significant assumptions used to determine the estimated fair values of Assurant Solutions and Assurant Specialty Property, both individually and in the aggregate, and concluded they are reasonable. However, should the operating results of either reporting unit decline substantially compared to projected results, or should further interest rate declines further increase the net unrealized investment portfolio gain position, we could determine that we need to record an impairment charge related to goodwill in Assurant Solutions and Assurant Specialty Property.

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

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements. As of January 1, 2010, the beginning of the earliest period presented, the cumulative effect adjustment recorded to reflect this guidance resulted in a decrease of $148,242 in retained earnings, an increase of $2,149 in accumulated other comprehensive income and a decrease of $146,093 in total stockholders’ equity. For more information, see Note 2 to the Consolidated Financial Statements.

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

On October 1, 2011, the Company adopted the amended intangibles-goodwill and other guidance. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amended guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company chose to early adopt the revised standard and applied the amended guidance to its fourth quarter annual goodwill impairment test. The adoption of the amended guidance results in a change to the procedures for assessing goodwill impairment and did not have an impact on the Company’s financial position or results of operations. For more information, see Notes 2 and 10 to the Consolidated Financial Statements.

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

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Net earned premiums and other considerations	$7,236,984	$7,125,368	$7,403,039
Net investment income	713,128	689,532	703,190
Net realized gains on investments	64,353	32,580	48,403
Amortization of deferred gains on disposal of businesses	18,413	20,461	10,406
Fees and other income	475,392	404,863	362,684

Total revenues	8,508,270	8,272,804	8,527,722

Benefits, losses and expenses:
Policyholder benefits	3,655,404	3,749,734	3,635,999
Selling, underwriting and general expenses (1)	4,034,809	3,756,583	3,918,191
Interest expense	60,306	60,360	60,646

Total benefits, losses and expenses	7,750,519	7,566,677	7,614,836

Segment income before provision for income taxes and goodwill impairment	757,751	706,127	912,886
Provision for income taxes	274,046	167,171	327,898

Segment income before goodwill impairment	483,705	538,956	584,988
Goodwill impairment	0	0	306,381

Net income	$483,705	$538,956	$278,607

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net income decreased $55,251, or 10%, to $483,705 for Twelve Months 2012 from $538,956 for Twelve Months 2011. The decrease is primarily due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011. Partially offsetting this item was improved net income in our Assurant Health and Assurant Employee Benefits segments and an increase of $20,652 (after-tax) in net realized gains on investments. Twelve Months 2012 includes $162,634 (after-tax) of Assurant Specialty Property reportable catastrophe losses, primarily due to Superstorm Sandy, compared to $102,469 (after-tax) of reportable catastrophe losses in Twelve Months 2011. Higher catastrophe losses in Twelve Months 2012 were offset by growth in lender-placed homeowners net earned premiums and lower non-catastrophe losses.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net income increased $260,349, or 93%, to $538,956 for Twelve Months 2011 from $278,607 for Twelve Months 2010. Twelve Months 2010 included a $306,381 non-cash goodwill impairment charge. Absent this charge, net income decreased $46,032 or 8%. The decline is primarily attributable to decreased net income in our Assurant Specialty Property segment mainly due to an increase in reportable catastrophe losses of $87,673 (after-tax) in Twelve Months 2011 and declines in net income at our Assurant Health and Assurant Employee Benefits segments. Partially offsetting these items was improved net income in our Assurant Solutions segment and an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Net earned premiums and other considerations	$2,579,220	$2,438,407	$2,484,299
Net investment income	396,681	393,575	397,297
Fees and other income	314,072	265,204	228,052

Total revenues	3,289,973	3,097,186	3,109,648

Benefits, losses and expenses:
Policyholder benefits	840,133	847,254	884,405
Selling, underwriting and general expenses (4)	2,267,986	2,037,680	2,059,245

Total benefits, losses and expenses	3,108,119	2,884,934	2,943,650

Segment income before provision for income taxes	181,854	212,252	165,998

Provision for income taxes	58,101	76,202	64,465

Segment net income	$123,753	$136,050	$101,533

Net earned premiums and other considerations:
Domestic:
Credit	$165,765	$173,287	$189,357
Service contracts	1,260,578	1,198,510	1,291,725
Other (1)	62,298	53,219	49,016

Total Domestic	1,488,641	1,425,016	1,530,098

International:
Credit	425,078	391,124	346,475
Service contracts	556,207	495,853	459,166
Other (1)	28,316	24,692	18,002

Total International	1,009,601	911,669	823,643

Preneed	80,978	101,722	130,558

Total	$2,579,220	$2,438,407	$2,484,299

Fees and other income:
Domestic:
Debt protection	$27,912	$29,501	$33,049
Service contracts	139,636	120,896	110,386
Other (1)	4,039	4,123	8,839

Total Domestic	171,587	154,520	152,274

International	38,840	32,059	28,930
Preneed	103,645	78,625	46,848

Total	$314,072	$265,204	$228,052

Gross written premiums (2):
Domestic:
Credit	$390,648	$399,564	$422,825
Service contracts	1,799,577	1,470,605	1,193,423
Other (1)	113,067	86,503	65,732

Total Domestic	2,303,292	1,956,672	1,681,980

International:
Credit	1,002,347	1,013,486	968,878
Service contracts	722,251	622,674	523,382
Other (1)	44,721	45,312	22,407

Total International	1,769,319	1,681,472	1,514,667

Total	$4,072,611	$3,638,144	$3,196,647

Preneed (face sales)	$863,734	$759,692	$734,884

Combined ratio (3):
Domestic	98.9%	97.3%	100.3%
International	104.8%	104.0%	106.1%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income excluding the preneed business.
(4)	2012 & 2010 selling, underwriting and general expenses include $26,458 and $47,612, respectively, of intangible asset impairment charges.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Income

Segment net income decreased $12,297, or 9%, to $123,753 for Twelve Months 2012 from $136,050 for Twelve Months 2011, primarily due to an other intangible asset impairment charge in our U.K. business of $20,373 (after-tax) and a workforce restructuring charge of $7,724 (after-tax). Both of these items occurred in the fourth quarter of 2012. In mid-2012, persistency rates of U.K. mortgage insurance brokers acquired in 2007 declined significantly following actions by an independent underwriter of the business, resulting in the impairment charge. The workforce restructuring charge primarily related to our domestic credit and European operations. Twelve Months 2012 includes $6,362 (after-tax) of income from client related settlements. Absent these items, net income increased $9,438 primarily due to improved results in our International business. The improved International business results were mainly due to growth and improved underwriting experience primarily in our Latin American region. Partially offsetting the improved International results was less favorable domestic service contract underwriting experience as well as lower earnings from certain domestic blocks of credit insurance business that are in run-off.

Total Revenues

Total revenues increased $192,787, or 6%, to $3,289,973 for Twelve Months 2012 from $3,097,186 for Twelve Months 2011 mainly as a result of higher net earned premiums and other considerations of $140,813. Domestic net earned premiums increased primarily attributable to service contract growth in the automotive and retail markets from both new and existing clients including $17,123 related to a new block of business assumed during Twelve Months 2012. International service contract and credit businesses net earned premiums increased primarily in our Latin America and European regions from both new and existing clients. Fees and other income increased $48,868, mostly driven by growth in our preneed business and growth in our domestic retail and mobile service contract business, including a favorable one-time client settlement.

Gross written premiums increased $434,467, or 12%, to $4,072,611 for Twelve Months 2012 from $3,638,144 for Twelve Months 2011. Gross written premiums from our domestic service contract business increased $328,972 from both new and existing clients, including $41,117 related to a new assumed block of business and a one-time benefit of $33,200 resulting from the correction of a client reporting error. This correction had no impact on net income since an offsetting deferred commission amount was recorded. Gross written premiums from our international service contract business increased $99,577 due to growth in Europe and Latin America from new and existing clients and products.

Preneed face sales increased $104,042, to $863,734 for Twelve Months 2012 from $759,692 for Twelve Months 2011. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $223,185, or 8%, to $3,108,119 for Twelve Months 2012 from $2,884,934 for Twelve Months 2011. Policyholder benefits declined $7,121 primarily from improved loss experience in our international business and from a decrease associated with run-off lines in our preneed and domestic businesses, partially offset by higher policyholder benefits in our domestic service contract business related to business growth and $14,617 related to a new assumed block of business. Selling, underwriting and general expenses increased $230,306. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $159,623 due to higher earnings in our domestic service contract and international businesses. General expenses increased $70,683 primarily due to an other intangible asset impairment charge of $26,458 and severance expenses of $11,731. Additionally, costs also increased as a result of supporting the growth of our international businesses, primarily in Latin America.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income increased $34,517, or 34%, to $136,050 for Twelve Months 2011 from $101,533 for Twelve Months 2010. Twelve Months 2010 included an intangible asset impairment charge of $30,948 (after-tax) related to a client notification of non-renewal of a block of domestic service contract business. Absent this item, net income increased $3,569, or 3%, as a result of improved underwriting experience across our international and domestic service contract businesses. Partially offsetting the improvement was a $4,875 (after-tax) increase to policyholder benefits for unreported claims in our preneed business during fourth quarter 2011 as well as continued reduced earnings from certain domestic blocks of business that are in run-off.

Total Revenues

Total revenues decreased $12,462, or less than 1%, to $3,097,186 for Twelve Months 2011 from $3,109,648 for Twelve Months 2010. The decrease was mainly the result of lower net earned premiums of $45,892, which was primarily attributable to the continued run-off of certain domestic service contract business from former clients that are no longer in business (mainly Circuit City) and the continued run-off of our domestic credit insurance business. Net earned premiums for full year 2011 declined approximately $160,000 from these two sources compared with 2010.

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

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $58,716, or 2%, to $2,884,934 for Twelve Months 2011 from $2,943,650 for Twelve Months 2010. Policyholder benefits decreased $37,151 primarily due to improved loss experience across our international and domestic service contract businesses and a decrease associated with certain domestic lines of business that are in run-off. Partially offsetting these items was a $7,500 increase to policyholder benefits for unreported claims related to the use of the U.S. Social Security Administration Death Master File to identify deceased policyholders and beneficiaries in our preneed business during fourth quarter 2011.

Selling, underwriting and general expenses decreased $21,565. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $3,789 due to higher earnings in our international business resulting from growth of the business coupled with the unfavorable impact of foreign exchange rates. This was partially offset by lower earnings in our domestic service contract business. General expenses decreased $25,354 primarily due to the above mentioned $47,612 intangible asset impairment charge and from expense management efforts in domestic lines of business that are in run-off. These decreases were partially offset by higher expenses associated with the growth of our international and domestic service contract businesses.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Net earned premiums and other considerations	$2,054,041	$1,904,638	$1,953,223
Net investment income	103,327	103,259	107,092
Fees and other income	98,621	79,337	69,147

Total revenues	2,255,989	2,087,234	2,129,462

Benefits, losses and expenses:
Policyholder benefits	949,157	857,223	684,653
Selling, underwriting and general expenses	844,288	769,826	797,620

Total benefits, losses and expenses	1,793,445	1,627,049	1,482,273

Segment income before provision for income taxes	462,544	460,185	647,189
Provision for income taxes	157,593	156,462	222,658

Segment net income	$304,951	$303,723	$424,531

Net earned premiums and other considerations by major product groupings:
Homeowners (lender-placed and voluntary)	$1,418,061	$1,274,485	$1,342,791
Manufactured housing (lender-placed and voluntary)	207,675	216,613	220,309
Other (1)	428,305	413,540	390,123

Total	$2,054,041	$1,904,638	$1,953,223

Ratios:
Loss ratio (2)	46.2%	45.0%	35.1%
Expense ratio (3)	39.2%	38.8%	39.4%
Combined ratio (4)	83.3%	82.0%	73.3%

(1)	This primarily includes multi-family housing, lender-placed flood, and miscellaneous insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.

Regulatory Matters

As previously disclosed, in February 2012, the Company and two of its wholly owned insurance subsidiaries, ASIC and American Bankers Insurance Company of Florida, received subpoenas from the NYDFS regarding the Company’s lender-placed insurance business and related document retention practices. Over the next several months, the Company responded to the subpoenas, participated in depositions, responded to additional information requests from the NYDFS on the Company’s lender-placed insurance program and, along with other companies in the industry, participated in public hearings conducted by the NYDFS. The Company was subsequently served with an order by the NYDFS requiring the Company to propose and justify amended rates for its lender-placed insurance products sold in the State of New York, to which it responded in early July 2012. The Company has since engaged in discussions with the NYDFS and provided additional information concerning its lender-placed insurance program in the State of New York. Proposed changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $79,000 and $64,000 of Assurant Specialty Property’s net earned premiums for Twelve Months 2012 and Twelve Months 2011, respectively. The Company’s discussions with the NYDFS concerning this matter are continuing.

The company files rates with the state departments of insurance in the ordinary course of business. As previously disclosed, in addition to this routine correspondence, the Company has been engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. As the Company disclosed on October 22, 2012, ASIC reached an agreement with the California DOI to reduce premium rates for lender-placed hazard insurance products by 30.5%. This rate reduction reflects factors specific to California such as continued favorable loss experience in the state and different assumptions about future experience compared to our previous rate filing. The new rates in California began to apply to all policies issued or renewed with effective dates on or after January 19, 2013. During Twelve Months 2012, ASIC recorded approximately $111,000 of net earned premiums ($154,000 of gross written premium) in California for the type of policies subject to the rate reduction. The actual effect of the California rate decrease on the Company’s net earned premiums and net income over the course of 2013 and beyond will depend on a variety of factors, including the Company’s mix of lender-placed insurance products, lapse rates, rate and timing of renewals, placement rates, changes in client contracts and actual expenses incurred.

Assurant Specialty Property’s business strategy has been to pursue long-term growth in lender-placed homeowners insurance and adjacent markets with similar characteristics, such as lender-placed flood insurance and lender-placed mobile home insurance. Lender-placed insurance products accounted for approximately 71% of Assurant Specialty Property’s net earned premiums for Twelve Months 2012 and 70% for Twelve Months 2011. The approximate corresponding contributions to segment net income in these periods were 90% and 100%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Income

Segment net income increased $1,228, or less than 1%, to $304,951 for Twelve Months 2012 from $303,723 for Twelve Months 2011. The increase is due to increased lender-placed homeowners net earned premiums, growth in our multi-family housing business and lower non-catastrophe losses, partially offset by an increase in reportable catastrophe losses of $60,165 (after-tax). Growth in lender-placed homeowners net earned premiums is primarily due to growth in loan portfolios from both new and existing clients and increased placement rates.

Total Revenues

Total revenues increased $168,755, or 8%, to $2,255,989 for Twelve Months 2012 from $2,087,234 for Twelve Months 2011. The main drivers of the increase are growth in lender-placed homeowners and renters insurance net earned premiums as well as fee income from growth in our resident bond products. Growth in lender-placed homeowners net earned premiums is primarily due to higher insurance placement rates and increased loans tracked attributable to client loan portfolio acquisitions that occurred in 2012 and late 2011.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $166,396, or 10%, to $1,793,445 for Twelve Months 2012 from $1,627,049 for Twelve Months 2011. The loss ratio increased 120 basis points primarily due to higher reportable catastrophe losses which increased the loss ratio 390 basis points. Twelve Months 2012 includes $250,206 of reportable catastrophe losses, mainly due to Superstorm Sandy, compared to $157,645 of reportable catastrophe losses in Twelve Months 2011. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The non-catastrophe loss ratio declined 270 basis points primarily due to a decrease in loss frequency across most product lines. The expense ratio increased 40 basis points primarily due to higher operating costs to support business growth partially offset by a decrease in commission expense.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income decreased $120,808, or 29%, to $303,723 for Twelve Months 2011 from $424,531 for Twelve Months 2010. The decline was primarily due to an increase in reportable catastrophe losses of $87,673 (after-tax) in Twelve Months 2011. Increased frequency of non-catastrophe weather related losses during Twelve Months 2011 compared with Twelve Months 2010 also contributed to the decline.

Total Revenues

Total revenues decreased $42,228, or 2%, to $2,087,234 for Twelve Months 2011 from $2,129,462 for Twelve Months 2010. Growth in lender-placed homeowners and multi-family housing gross earned premiums was more than offset by increased ceded lender-placed homeowners’ premiums and $21,501 in increased catastrophe reinsurance premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $144,776, or 10%, to $1,627,049 for Twelve Months 2011 from $1,482,273 for Twelve Months 2010. The loss ratio increased 990 basis points with 710 basis points attributed to $134,881 of increased reportable catastrophe losses in Twelve Months 2011 compared to Twelve Months 2010. Reportable loss events for Twelve Months 2011 included Hurricane Irene, Tropical Storm Lee, wildfires in Texas and severe storms, including tornados in the southeast. The principal causes of loss for these events were wind and flood. Reportable loss events for Twelve Months 2010 included Arizona wind and hailstorms and Tennessee storms. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Commissions, taxes, licenses, and fees decreased $36,869 primarily due to client contract changes which resulted in lower commission expense. General expenses increased $9,075 primarily due to increased employee benefit expenses and costs associated with the June 2011 SureDeposit acquisition including associated intangible asset amortization.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Net earned premiums and other considerations (4)	$1,589,459	$1,718,300	$1,864,122
Net investment income	64,308	45,911	48,540
Fees and other income	30,518	34,635	40,133

Total revenues	1,684,285	1,798,846	1,952,795

Benefits, losses and expenses:
Policyholder benefits	1,174,108	1,271,060	1,302,929
Selling, underwriting and general expenses	421,070	460,646	563,759

Total benefits, losses and expenses	1,595,178	1,731,706	1,866,688

Segment income before provision for income taxes	89,107	67,140	86,107
Provision for income taxes	37,107	26,254	31,233

Segment net income	$52,000	$40,886	$54,874

Net earned premiums and other considerations:
Individual Markets:
Individual markets	$1,178,878	$1,251,447	$1,375,005
Small employer group markets	410,581	466,853	489,117

Total	$1,589,459	$1,718,300	$1,864,122

Insured lives by product line (5):
Individual Markets:
Individual	663	603	617
Small employer group	109	129	144

Total	772	732	761

Ratios:
Loss ratio (1)	73.9%	74.0%	69.9%
Expense ratio (2)	26.0%	26.3%	29.6%
Combined ratio (3)	98.5%	98.8%	98.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and other considerations and fees and other income.
(4)	As of January 1, 2011, the Company began accruing premium rebates to comply with the minimum medical loss ratio requirements under the Affordable Care Act. Rebate payments and accruals are reflected within net earned premiums and other considerations.
(5)	As of January 1, 2011, insured lives consist of all policies, including supplemental coverages and self-funded group products, purchased by policyholders. Prior periods consisted only of medical policies.

The Affordable Care Act

Some provisions of the Affordable Care Act have taken effect already, and other provisions will become effective at various dates before the end of 2014. In December 2010, HHS issued a number of interim final regulations with respect to the Affordable Care Act. In December 2011, HHS issued its final regulation regarding the MLR. In November 2012, HHS issued proposed regulations for 2014 regarding the risk adjustment, reinsurance, and risk corridors programs; cost-sharing reductions; user fees for the federally-facilitated Exchange; advance payments of the premium tax credit, a federally-facilitated Small Business Health Option Program; and the medical loss ratio program. HHS has also issued various technical corrections and FAQ’s. For more information, see Item 1A, “Risk Factors—Risk related to our industry—Reform of the health care industry could materially reduce the profitability of certain of our businesses” in this report.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Income

Segment net income increased $11,114 or 27% to $52,000 for Twelve Months 2012 from $40,886 for Twelve Months 2011. The increase was primarily attributable to $13,856 (after-tax) of additional investment income from a real estate joint venture partnership and lower expenses associated with organizational and operational expense reduction initiatives. Partially offsetting these items were policy lapses and lower sales of new policies. Twelve Months 2011 results included a $4,780 (after-tax) reimbursement from a pharmacy services provider.

Total Revenues

Total revenues decreased $114,561, or 6%, to $1,684,285 for Twelve Months 2012 from $1,798,846 for Twelve Months 2011. Net earned premiums and other considerations from our individual markets business decreased $72,569, or 6%, due to a decline in traditional major medical policies, partially offset by increased sales of lower priced supplemental and affordable choice products and premium rate increases. Net earned premiums and other considerations from our small employer group business decreased $56,272, or 12%, due to lower sales, partially offset by premium rate increases. Partially offsetting these declines was increased net investment income of $18,397, due to income from a real estate joint venture partnership.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $136,528, or 8%, to $1,595,178 for Twelve Months 2012 from $1,731,706 for Twelve Months 2011. Policyholder benefits decreased $96,952, or 8%, and the benefit loss ratio decreased to 73.9% from 74.0%. The decrease in policyholder benefits was primarily attributable to a decline in business volume, partially offset by higher loss experience. The slight decrease in the benefit loss ratio reflects a growing proportion of business with lower loss ratios, partially offset by higher loss experience on traditional major medical policies. Selling, underwriting and general expenses decreased $39,576, or 9%, primarily due to reduced employee-related expenses, lower technology and service provider costs, and reduced commissions due to lower sales of traditional major medical policies.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income decreased $13,988, or 25%, to $40,886 for Twelve Months 2011 from $54,874 for Twelve Months 2010. The decrease was partly attributable to accrued premium rebates of $27,033 (after-tax) associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. Twelve Months 2011 results include $12,900 (after-tax) of favorable reserve development relative to 2010 year-end reserves, a $4,780 (after-tax) reimbursement from a pharmacy services provider related to prior year activity, reduced expenses associated with organizational and operational expense initiatives, and lower commissions due to agent compensation changes and lower sales of new policies. Twelve Months 2010 results included restructuring charges of $8,721 (after-tax) and a $17,421 (after-tax) benefit from a reserve release related to a legal settlement.

Total Revenues

Total revenues decreased $153,949, or 8%, to $1,798,846 for Twelve Months 2011 from $1,952,795 for Twelve Months 2010. Net earned premiums and other considerations from our individual markets business decreased $123,558, or 9%, due to a decline in traditional individual medical product sales, caused by the transition to supplemental and affordable choice products and changes in agent commissions, resulting from the Affordable Care Act. These decreases were partially offset by premium rate increases and increased sales of supplemental and affordable choice products. Net earned premiums and other considerations before rebates from our small employer group business decreased $15,464, or 3%, due to lower sales and a continued high level of policy lapses, partially offset by premium rate increases. Twelve Months 2011 included a premium rebate accrual of $41,589 associated with the MLR requirement included in the Affordable Care Act for our comprehensive health coverage business. There was no premium rebate accrual in Twelve Months 2010 as the MLR requirement was not yet in effect.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $134,982, or 7%, to $1,731,706 for Twelve Months 2011 from $1,866,688 for Twelve Months 2010. Policyholder benefits decreased $31,869, or 2%, however, the benefit loss ratio increased to 74.0% from 69.9%. The decrease in policyholder benefits was primarily attributable to favorable reserve development relative to 2010 year-end reserves, a decline in business volume, partially offset by a $26,802 benefit from a reserve release related to a legal settlement in Twelve Months 2010. The increase in the benefit loss ratio was primarily attributable to the inclusion of premium rebates in net earned premiums and other considerations, and a disproportionate decline in benefits in relation to the decrease in net earned premiums and other considerations. Selling, underwriting and general expenses decreased $103,113, or 18%, primarily due to reduced employee-related and advertising expenses and reduced commissions due to agent compensation changes and lower sales of new policies.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Net earned premiums and other considerations	$1,014,264	$1,064,023	$1,101,395
Net investment income	128,485	129,640	132,388
Fees and other income	28,468	25,382	25,152

Total revenues	1,171,217	1,219,045	1,258,935

Benefits, losses and expenses:
Policyholder benefits	693,067	767,723	766,050
Selling, underwriting and general expenses	390,042	386,072	395,737

Total benefits, losses and expenses	1,083,109	1,153,795	1,161,787

Segment income before provision for income taxes	88,108	65,250	97,148
Provision for income taxes	30,049	22,175	33,596

Segment net income	$58,059	$43,075	$63,552

Net earned premiums and other considerations:
By major product grouping:
Group dental	$394,413	$412,339	$420,439
Group disability (3)	409,757	449,293	488,411
Group life	188,246	193,914	191,892
Group vision and supplemental products	21,848	8,477	653

Total	$1,014,264	$1,064,023	$1,101,395

Ratios:
Loss ratio (1)	68.3%	72.2%	69.6%
Expense ratio (2)	37.4%	35.4%	35.1%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums and other considerations.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and other considerations and fees and other income.
(3)	2011 includes $4,936 of single premium on closed blocks of business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Income

Segment net income increased $14,984, or 35%, to $58,059 for Twelve Months 2012 from $43,075 for Twelve Months 2011. Results for Twelve Months 2012 were driven primarily by favorable loss experience across most major product lines.

Total Revenues

Total revenues decreased 4% to $1,171,217 for Twelve Months 2012 from $1,219,045 for Twelve Months 2011. Excluding $4,936 of single premium transactions in Twelve Months 2011, Twelve Months 2012 net earned premiums decreased $44,823 or 4%. The decrease in net earned premiums was primarily driven by the loss of two assumed disability clients which decreased net earned premiums $36,161.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 6% to $1,083,109 for Twelve Months 2012 from $1,153,795 for Twelve Months 2011. During Twelve Months 2012 policyholder benefits were reduced $5,061 based on the results of our annual reserve adequacy studies compared to $10,500 in Twelve Months 2011. Excluding the impact of the annual reserve adequacy studies, the loss ratio decreased to 68.8% from 73.1%, primarily driven by favorable disability, life and dental loss experience. The expense ratio increased to 37.4% from 35.4% primarily as a result of decreased net earned premiums.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income

Segment net income decreased 32% to $43,075 for Twelve Months 2011 from $63,552 for Twelve Months 2010. Lower results were primarily attributable to less favorable disability and life insurance loss experience, partially offset by improved dental insurance experience. Twelve Months 2011 results include a decrease in the reserve interest discount rate primarily for new long-term disability claims as well as a $6,630 (after-tax) overall loss and loss adjustment expense reserve release (amounts are included in both policyholders benefits and selling, underwriting and general expenses) related to annual reserve adequacy studies in Twelve Months 2011 compared to $1,829 (after-tax) in Twelve Months 2010. Twelve Months 2010 general expenses included restructuring costs of $4,349 (after-tax). Twelve Months 2011 had no restructuring costs.

Total Revenues

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

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $7,992 to $1,153,795 for Twelve Months 2011 from $1,161,787 for Twelve Months 2010. During Twelve Months 2011 policyholder benefits were reduced $10,500 based on the results of our annual reserve adequacy studies compared to $5,758 in Twelve Months 2010. Excluding the impact of the reserve adequacy studies, the loss ratio increased to 73.1% from 70.1%, primarily driven by less favorable loss experience across our disability and life insurance products.

Selling, underwriting and general expenses decreased 2% to $386,072 for Twelve Months 2011 from $395,737 for Twelve Months 2010, however the expense ratio increased slightly to 35.4% from 35.1% driven by lower net earned premiums. Twelve Months 2010 included $6,690 in restructuring costs. Twelve Months 2011 had no restructuring costs. In addition, general expenses were $2,644 lower in Twelve Months 2011 compared with Twelve Months 2010 due to our annual reserve adequacy studies. Excluding the restructuring costs and the reserve adequacy adjustment in both years, the expense ratio increased to 35.4% for Twelve Months 2011 from 34.3% for Twelve Months 2010.

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Net investment income	$20,327	$17,147	$17,873
Net realized gains on investments	64,353	32,580	48,403
Amortization of deferred gains on disposal of businesses	18,413	20,461	10,406
Fees and other income	3,713	305	200

Total revenues	106,806	70,493	76,882

Benefits, losses and expenses:
Policyholder benefits	(1,061)	6,474	(2,038)
Selling, underwriting and general expenses	111,423	102,359	101,830
Interest expense	60,306	60,360	60,646

Total benefits, losses and expenses	170,668	169,193	160,438

Segment loss before benefit for income taxes	(63,862)	(98,700)	(83,556)
Benefit for income taxes	(8,804)	(113,922)	(24,054)

Segment net (loss) income	$(55,058)	$15,222	$(59,502)

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net (Loss) Income

Segment results decreased $70,280 to $(55,058) for Twelve Months 2012 compared to $15,222 for Twelve Months 2011. This decrease is mainly due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011.

Total Revenues

Total revenues increased $36,313, to $106,806 for Twelve Months 2012 compared with $70,493 for Twelve Months 2011. This increase is primarily due to a $31,773 increase in net realized gains on investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $1,475 to $170,668 for Twelve Months 2012 compared with $169,193 for Twelve Months 2011. The increase is primarily due to increased employee related benefits and new business investments for areas targeted for growth partially offset by decreased policyholder benefits incurred of $7,535 associated with discontinued businesses.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income (Loss)

Segment results increased $74,724 to net income of $15,222 for Twelve Months 2011 compared to a net loss of $(59,502) for Twelve Months 2010. This increase is mainly due to an $80,000 release of a capital loss valuation allowance related to deferred tax assets during Twelve Months 2011.

Total Revenues

Total revenues decreased $6,389, to $70,493 for Twelve Months 2011 compared with $76,882 for Twelve Months 2010. This decrease is primarily due to a decline of $15,823 in net realized gains on investments partially offset by $10,055 of increased amortization of deferred gains on disposal of businesses. During 2010 a portion of the deferred gain liability was re-established resulting from refinements to assumptions associated with policy run-off.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $8,755 to $169,193 for Twelve Months 2011 compared with $160,438 for Twelve Months 2010. The increase is primarily attributable to increased claims payable accruals of $6,474 associated with discontinued businesses.

Goodwill Impairment

During 2010, the Company recorded goodwill impairments of $306,381. No goodwill impairment was recorded during 2012 or 2011. Goodwill accounting guidance requires that goodwill be tested at least annually for impairment or more frequently if indicators of impairment exist. Prior to 2011, goodwill could only be tested for impairment using a two step process. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. During 2011, the FASB issued amended—guidance for goodwill and other intangibles. This guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test, described above. For all reporting units in 2012 and 2010 and for the Assurant Solutions reporting unit in 2011, the Company performed its goodwill impairment test using the two step process. During 2011, for the Assurant Specialty Property reporting unit, the Company chose the option to first perform the qualitative assessment. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Factors Affecting Results-Critical Accounting Estimates-Valuation and Recoverability of Goodwill” and Notes 5 and 10 to the Consolidated Financial Statements contained elsewhere in this report for more information.

Investments

The Company had total investments of $14,976,318 and $14,026,165 as of December 31, 2012 and December 31, 2011, respectively. For more information on our investments see Note 4 to the Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2012		December 31, 2011
Aaa / Aa / A	$7,319,006	60.1%	$6,620,808	59.1%
Baa	4,014,606	33.0%	3,692,709	33.0%
Ba	542,756	4.5%	648,817	5.8%
B and lower	295,270	2.4%	230,265	2.1%

Total	$12,171,638	100.0%	$11,192,599	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2012	2011	2010
Fixed maturity securities	$553,668	$565,486	$572,909
Equity securities	24,771	29,645	33,864
Commercial mortgage loans on real estate	79,108	80,903	88,894
Policy loans	3,204	3,102	3,248
Short-term investments	4,889	5,351	5,259
Other investments	54,581	21,326	19,019
Cash and cash equivalents	15,323	7,838	5,577

Total investment income	735,544	713,651	728,770

Investment expenses	(22,416)	(24,119)	(25,580)

Net investment income	$713,128	$689,532	$703,190

Net investment income increased $23,596, or 3%, to $713,128 at December 31, 2012 from $689,532 at December 31, 2011. The increase is primarily due to $28,974 of increased investment income from real estate joint venture partnerships. Excluding the net investment income from real estate joint venture partnerships, net investment income decreased $5,378, reflecting lower investment yields.

Net investment income decreased $13,658, or 2%, to $689,532 at December 31, 2011 from $703,190 at December 31, 2010. The decrease is due to lower overall investment yields.

The net unrealized gain position increased to $1,496,027 as of December 31, 2012, compared to $1,074,135 as of December 31, 2011 primarily due to declining U.S. Treasury yields.

As of December 31, 2012, the Company owned $235,998 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $219,239 of municipal securities, with a credit rating of A both with and without the guarantee.

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2012 and December 31, 2011. At December 31, 2012 and December 31, 2011, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $168,705 and $164,347, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2012 and December 31, 2011, revenue bonds account for 52% and 51% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, water, fuel sales, transit and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 82% and 79% of the revenue sources, as of December 31, 2012 and December 31, 2011, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2012, approximately 67%, 15%, and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2011, approximately 63%, 13% and 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 5% of our foreign government securities as of December 31, 2012 and December 31, 2011.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,054,820 with an unrealized gain of $122,420 at December 31, 2012 and $868,012 with an unrealized gain of $61,387 at December 31, 2011. Approximately 28% and 31% of the corporate European exposure are held in the financial industry at December 31, 2012 and December 31, 2011, respectively. No European country represented more than 5% of the fair value of our corporate securities as of December 31, 2012 and December 31, 2011. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but, held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At December 31, 2012, approximately 3.3% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.0% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 15.0% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

Collateralized Transactions

The Company engages in transactions in which fixed maturity securities, primarily bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of December 31, 2012 and 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,729 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,714 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities are in an unrealized gain position as of December 31, 2012. All securities with unrealized losses as of December 31, 2011 had been in a continuous loss position for twelve months or longer. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors —Risks Related to Our Company—Changes in regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A. M. Best.

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On February 24, 2012, Moody’s Investor Services (“Moody’s”) affirmed Assurant Inc.’s Senior Debt rating of Baa2, but changed the outlook on this rating to stable from negative. In addition, Moody’s affirmed the financial strength ratings of Assurant’s primary life and health insurance subsidiaries at A3 but changed the outlook on the ratings of two of our life and health insurance subsidiaries to stable from negative. A negative outlook remains on the ratings of Assurant’s two other rated life and health subsidiaries due to concerns about the impact of the Affordable Care Act. On December 11, 2012, Standard and Poor’s (“S&P”) revised the outlook on the financial strength ratings of American Bankers Life Assurance Company of Florida and American Memorial Life Insurance Company from stable to positive. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease”. For 2013, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $524,000. In total, we received dividends or returns of capital, net of infusions, of $581,908 from our subsidiaries during 2012. We expect 2013 dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.

Liquidity

As of December 31, 2012, we had $781,754 in holding company capital. We use the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $950,826, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $781,754 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $581,908, $523,881 and $832,300 for the years ended December 31, 2012, 2011 and 2010, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. During 2012, 2011 and 2010 we made share repurchases and paid dividends to our stockholders of $472,103, $600,314 and $602,568, respectively.

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

On January 11, 2013, our Board of Directors declared a quarterly dividend of $0.21 per common share payable on March 11, 2013 to stockholders of record as of February 25, 2013. We paid dividends of $0.21 per common share on December 10, 2012 to stockholders of record as of November 26, 2012, $0.21 per common share on September 11, 2012 to stockholders of record as of August 27, 2012, $0.21 per common share on June 12, 2012 to stockholders of record as of May 29, 2012, and $0.18 per common share on March 12, 2012 to stockholders of record as of February 27, 2012.

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

On May 14, 2012, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $733,275 at that date. During the year ended December 31, 2012, we repurchased 10,899,460 shares of our outstanding common stock at a cost of $402,492, exclusive of commissions. As of December 31, 2012, $502,900 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

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

As of January 1, 2012, the Assurant Pension Plan’s funded percentage was 126.9% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2012. The 2012 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2012. Due to the funding status of the Assurant Pension Plan in 2012, no restrictions will exist before October 2013 (the time that the January 1, 2013 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2013, we do not anticipate any restrictions on benefits for the remainder of 2013.

The Assurant Pension Plan was under-funded by $107,666 and $125,517 (based on the fair value of the assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2012 and 2011, respectively. This equates to an 87% and 83% funded status at December 31, 2012 and 2011, respectively. The change in under-funded status is mainly due to favorable investment returns as well as contributions made to the plan, partially offset by a decrease in the discount rate used to determine the projected benefit obligation.

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2012, we contributed $50,000 in cash to the Assurant Pension Plan. We expect to contribute $50,000 in cash to the Assurant Pension Plan over the course of 2013. See Note 20 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

The impact of a 25 basis point change in the discount rate on the 2013 projected benefit expense would result in a change of $2,900 for the Assurant Pension Plan and the various non-qualified pension plans and $50 for the retirement health benefit plan. The impact of a 25 basis point change in the expected return on assets assumption on the 2013 projected benefit expense would result in a change of $1,600 for the Assurant Pension Plan and the various non-qualified pension plans and $100 for the retirement health benefits plan.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $330,240 was available at December 31, 2012, due to outstanding letters of credit.

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

We did not use the commercial paper program during the twelve months ended December 31, 2012 and 2011 and there were no amounts relating to the commercial paper program outstanding at December 31, 2012 and December 31, 2011. The Company made no borrowings using the 2011 Credit Facility and no loans were outstanding at December 31, 2012. We had $19,760 of letters of credit outstanding under the 2011 Credit Facility as of December 31, 2012.

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

At December 31, 2012, our ratio of debt to total capitalization was 18%, the consolidated Minimum Amount described in (ii) above was $3,512,436 and our actual consolidated adjusted net worth as calculated under the covenant was $4,507,949.

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

Interest on our Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the Senior Notes was $60,306, $60,360 and $60,646 for the years ended December 31, 2012, 2011 and 2010, respectively. There was $22,570 of accrued interested at December 31, 2012 and 2011, respectively. The Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The Senior Notes are not redeemable prior to maturity.

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

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities (1)	$673,215	$849,633	$540,313
Investing activities	(449,883)	(196,588)	(8,876)
Financing activities	(480,641)	(636,848)	(699,473)

Net change in cash	$(257,309)	$16,197	$(168,036)

(1)	Includes effect of exchange rates changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

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

Net cash provided by operating activities was $673,215 and $849,633 for the years ended December 31, 2012 and 2011, respectively. The decreased operating activity cash flow is primarily due to increased catastrophe loss payments, changes in the timing of payments, including commissions and the Company’s defined contribution match, partially offset by increased net written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Net cash provided by operating activities was $849,633 and $540,313 for the years ended December 31, 2011 and 2010, respectively. The increased operating activity cash flow was primarily due to an increase in net written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Investing Activities:

Net cash used in investing activities was $449,883 and $196,588 for the years ended December 31, 2012 and 2011, respectively. The increase in cash used in investing activities is primarily due to increased purchases of fixed maturity and equity securities.

Net cash used in investing activities was $196,588 and $8,876 for the years ended December 31, 2011 and 2010, respectively. The increase in cash used in investing activities is primarily due to the acquisition of SureDeposit during the second quarter of 2011 and changes in our short-term investments and commercial mortgage loans on real estate.

Financing Activities:

Net cash used in financing activities was $480,641 and $636,848 for the years ended December 31, 2012 and 2011, respectively. The decrease in cash used in financing activities is primarily due to a decrease in the acquisition of common stock.

Net cash used in financing activities was $636,848 and $699,473 for the years ended December 31, 2011 and 2010, respectively. The decrease in cash used in financing activities is primarily due to changes in the tax benefit from share-based payment arrangements and the change in obligation under securities lending.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010
Security
Interest paid on mandatory redeemable preferred stock and debt	$60,188	$60,244	$60,539
Common stock dividends	69,393	67,385	69,618

Total	$129,581	$127,629	$130,157

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2012, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2012
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$19,906,787	$2,355,437	$1,700,600	$1,586,273	$14,264,477
Debt and related interest	1,676,438	60,188	564,125	64,125	988,000
Operating leases	111,696	26,184	43,792	23,311	18,409
Pension obligations and postretirement benefit	632,639	43,742	118,264	112,842	357,791
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	9,900	9,900	0	0	0
Liability for unrecognized tax benefit	11,446	6,553	4,440	453	0

Total obligations and commitments	$22,348,906	$2,502,004	$2,431,221	$1,787,004	$15,628,677

(1)	Insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $8,513,505 and claims and benefits payable of $3,960,590 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $19,760 and $24,946 of letters of credit outstanding as of December 31, 2012 and December 31, 2011, respectively.

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

Our group long-term disability and group term life waiver of premium reserves are also sensitive to interest rates. These reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio.

The interest rate sensitivity relating to price risk of our fixed maturity securities is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the United States and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model is used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following tables summarize the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio as of the dates indicated:

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2012
	-100	-50	0	50	100
Total market value	$13,029,953	$12,613,857	$12,171,638	$11,742,576	$11,337,344
% Change in market value from base case	7.05%	3.63%	0	(3.53)%	(6.85)%
$ Change in market value from base case	$858,315	$442,219	$0	$(429,062)	$(834,294)

As of December 31, 2011
	-100	-50	0	50	100
Total market value	$12,030,637	$11,609,913	$11,192,599	$10,784,614	$10,398,982
% Change in market value from base case	7.49%	3.73%	0	(3.65)%	(7.09)%
$ Change in market value from base case	$838,038	$417,314	$0	$(407,985)	$(793,617)

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

The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2012
	-100	-50	0	50	100
Portfolio yield	5.20%	5.28%	5.36%	5.44%	5.52%
Basis point change in portfolio yield	(0.16)%	(0.08)%	0	0.08%	0.16%

As of December 31, 2011
	-100	-50	0	50	100
Portfolio yield	5.52%	5.58%	5.63%	5.68%	5.74%
Basis point change in portfolio yield	(0.11)%	(0.05)%	0	0.05%	0.11%

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2012		December 31, 2011
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$7,319,006	60%	$6,620,808	59%
Baa	4,014,606	33%	3,692,709	33%
Ba	542,756	5%	648,817	6%
B and lower	295,270	2%	230,265	2%

Total	$12,171,638	100%	$11,192,599	100%

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

The Company had $6,141,737 and $5,411,064 of reinsurance recoverables as of December 31, 2012 and 2011, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,125,472 and $2,494,275 as of December 31, 2012 and $1,153,681 and $2,471,225 as of December 31, 2011, relating to two large coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A and A+, respectively. As of December 31, 2012, A.M. Best maintained a stable outlook on the financial strength ratings of John Hancock. The Hartford’s A.M. Best ratings are under review with negative implications. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. See “Item 1A—Risk Factors—Risks Related to Our Company—Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “—We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest in assets, which are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 7% of Assurant preneed insurance policies, with reserves of $303,652 and $300,548 as of December 31, 2012 and 2011, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “—Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian dollar were approximately 2% of our total invested assets at December 31, 2012 and 2011.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,656,511 and $1,518,295 of the total as of December 31, 2012 and 2011, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2012
Foreign exchange spot rate at December 31, 2012, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$12,005,979	$12,088,809	$12,171,638	$12,254,467	$12,337,297
% change of market value from base case	(1.36)%	(0.68)%	0	0.68%	1.36%
$ change of market value from base case	$(165,659)	$(82,829)	$0	$82,829	$165,659

As of December 31, 2011
Foreign exchange spot rate at December 31, 2011, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$11,040,764	$11,116,682	$11,192,599	$11,268,516	$11,344,434
% change of market value from base case	(1.36)%	(0.68)%	0	0.68%	1.36%
$ change of market value from base case	$(151,835)	$(75,917)	$0	$75,917	$151,835

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

Foreign Exchange Movement Analysis of Net Income
As of December 31, 2012
Foreign exchange daily average rate for the year ended December 31, 2012, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$478,767	$481,236	$483,705	$486,174	$488,643
% change of net income from base case	(1.02)%	(0.51)%	0	0.51%	1.02%
$ change of net income from base case	$(4,938)	$(2,469)	$0	$2,469	$4,938

As of December 31, 2011

Foreign exchange daily average rare for the year ended December 31, 2011, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$534,010	$536,483	$538,956	$541,429	$543,902
% change of net income from base case	(0.92)%	(0.46)%	0	0.46%	0.92%
$ change of net income from base case	$(4,946)	$(2,473)	$0	$2,473	$4,946

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The management of Assurant is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s management, including the chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of Assurant’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, management concluded that Assurant’s disclosure controls and procedures as of December 31, 2012, were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2012 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding executive officers in our upcoming 2013 Proxy Statement (“2013 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2013 Proxy Statement, under the caption “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2013 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2013 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information in the 2013 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2013 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the 2013 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in the 2013 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in the 2013 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 5, 2010).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Senior Debt Indenture, dated as of February 18, 2004, between Assurant, Inc. and U.S. Bank National Association, successor to SunTrust Bank, as trustee (incorporated by reference from Exhibit 10.27 to the Registrant’s Form 10-K, originally filed on March 30, 2004).

4.3	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2013.*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013.*

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013.*

10.4	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.5	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 5, 2010).*

10.6	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on June 14, 2011).*

10.7	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.8	Form of Amendment, dated April 4, 2011, to Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.9	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.10	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

Exhibit Number	Exhibit Description

10.11	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.12	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.13	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.14	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.15	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.16	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.17	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.18	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.19	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.20	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.21	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.22	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.23	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.24	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.25

Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of

January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

Exhibit Number	Exhibit Description

10.26	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.27	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.28	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.29	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.30	Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.31	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.32	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.33	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.34	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.35	Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.36	Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.37	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.38	Amendment No. 1 to the Assurant Executive 401(k) Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.36 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.39	Amendment No. 2 to the Assurant Executive 401(k) Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.37 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.40	Amendment No. 3 to the Assurant Executive 401(k) Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

Exhibit Number	Exhibit Description

10.41	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.42	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.43	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.44	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.45	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

10.46	Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2012.

12.2	Computation of Other Ratios as of December 31, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2013.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 20, 2013.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. PENINGER Michael J. Peninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* Elaine D. Rosen	Non-Executive Board Chair

* Howard L. Carver	Director

* Juan N. Cento	Director

* Elyse Douglas	Director

* Lawrence V. Jackson	Director

* David B. Kelso	Director

* Charles J. Koch	Director

* H. Carroll Mackin	Director

* Jean-Paul L. Montupet	Director

* Paul J. Reilly	Director

Signature	Title

* Robert W. Stein	Director

*By:	/S/ MICHAEL J. PENINGER
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the costs associated with acquiring or renewing insurance contracts on January 1, 2012.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2013

Assurant, Inc.

Consolidated Balance Sheets

At December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$10,728,714 in 2012 and $10,123,429 in 2011)	$12,171,638	$11,192,599
Equity securities available for sale, at fair value (cost—$422,703 in 2012 and $357,411 in 2011)	475,806	362,376
Commercial mortgage loans on real estate, at amortized cost	1,311,682	1,309,687
Policy loans	52,938	54,192
Short-term investments	300,925	441,383
Collateral held/pledged under securities agreements	94,729	95,221
Other investments	568,600	570,707

Total investments	14,976,318	14,026,165

Cash and cash equivalents	909,404	1,166,713
Premiums and accounts receivable, net	830,027	649,122
Reinsurance recoverables	6,141,737	5,411,064
Accrued investment income	149,032	153,783
Deferred acquisition costs	2,861,163	2,492,857
Property and equipment, at cost less accumulated depreciation	250,796	242,908
Deferred income taxes, net	0	44,280
Tax receivable	32,740	0
Goodwill	640,714	639,097
Value of business acquired	62,109	71,014
Other intangible assets, net	262,994	303,832
Other assets	97,700	124,298
Assets held in separate accounts	1,731,873	1,694,729

Total assets	$28,946,607	$27,019,862

Liabilities
Future policy benefits and expenses	$8,513,505	$8,359,206
Unearned premiums	6,192,260	5,482,017
Claims and benefits payable	3,960,590	3,437,119
Commissions payable	339,680	260,022
Reinsurance balances payable	103,808	130,144
Funds held under reinsurance	61,413	64,413
Deferred gain on disposal of businesses	115,620	134,033
Obligation under securities agreements	94,714	95,494
Accounts payable and other liabilities	1,514,091	1,486,026
Deferred income taxes, net	161,288	0
Tax payable	0	30,431
Debt	972,399	972,278
Liabilities related to separate accounts	1,731,873	1,694,729

Total liabilities	23,761,241	22,145,912

Commitments and contingencies (Note 24)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 78,664,029 and 88,524,374 shares outstanding at December 31, 2012 and 2011, respectively	1,474	1,464
Additional paid-in capital	3,052,454	3,025,477
Retained earnings	4,001,096	3,586,784
Accumulated other comprehensive income	830,403	557,576
Treasury stock, at cost; 68,332,638 and 57,433,178 shares at December 31, 2012 and 2011, respectively	(2,700,061)	(2,297,351)

Total stockholders’ equity	5,185,366	4,873,950

Total liabilities and stockholders’ equity	$28,946,607	$27,019,862

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations

Years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums and other considerations	$7,236,984	$7,125,368	$7,403,039
Net investment income	713,128	689,532	703,190
Net realized gains on investments, excluding other-than-temporary impairment losses	66,196	40,416	59,570
Total other-than-temporary impairment losses	(1,939)	(8,183)	(10,244)
Portion of net loss (gain) recognized in other comprehensive income, before taxes	96	347	(923)

Net other-than-temporary impairment losses recognized in earnings	(1,843)	(7,836)	(11,167)
Amortization of deferred gain on disposal of businesses	18,413	20,461	10,406
Fees and other income	475,392	404,863	362,684

Total revenues	8,508,270	8,272,804	8,527,722

Benefits, losses and expenses
Policyholder benefits	3,655,404	3,749,734	3,635,999
Amortization of deferred acquisition costs and value of business acquired	1,403,215	1,327,788	1,401,569
Underwriting, general and administrative expenses	2,631,594	2,428,795	2,516,622
Interest expense	60,306	60,360	60,646
Goodwill impairment	0	0	306,381

Total benefits, losses and expenses	7,750,519	7,566,677	7,921,217

Income before provision for income taxes	757,751	706,127	606,505
Provision for income taxes	274,046	167,171	327,898

Net income	$483,705	$538,956	$278,607

Earnings Per Share
Basic	$5.74	$5.58	$2.52
Diluted	$5.67	$5.51	$2.50
Dividends per share	$0.81	$0.70	$0.63

Share Data
Weighted average shares outstanding used in basic per share calculations	84,276,427	96,626,306	110,632,551
Plus: Dilutive securities	1,030,638	1,169,003	840,663

Weighted average shares used in diluted per share calculations	85,307,065	97,795,309	111,473,214

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$483,705	$538,956	$278,607

Other comprehensive income:
Change in unrealized gains on securities, net of taxes of $(141,037), $(152,180) and $(109,263), respectively	268,106	300,518	218,705
Change in other-than-temporary impairment gains recognized in other comprehensive income, net of taxes of $(4,563), $(1,518) and $(3,388), respectively	8,474	2,819	6,292
Changes in foreign currency translation, net of taxes of $(3,500), $2,305 and $(6,414), respectively	(4,036)	(22,590)	7,448
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(163), $5,439 and $7,303, respectively	283	(10,106)	(13,584)

Total other comprehensive income	272,827	270,641	218,861

Total comprehensive income	$756,532	$809,597	$497,468

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

At December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands except number of shares)
Balance, January 1, 2010, as previously reported	$1,447	$2,962,883	$3,054,466	$65,925	$(1,231,472)	$4,853,249
Cumulative effect of adjustment resulting from new accounting guidance	0	0	(148,242)	2,149	0	(146,093)

Adjusted balance, January 1, 2010	1,447	2,962,883	2,906,224	68,074	(1,231,472)	4,707,156
Stock plan exercises	6	3,195	0	0	0	3,201
Stock plan compensation expense	0	34,591	0	0	0	34,591
Change in tax benefit from share-based payment arrangements	0	(6,712)	0	0	0	(6,712)
Dividends	0	0	(69,618)	0	0	(69,618)
Acquisition of common stock	0	0	0	0	(532,950)	(532,950)
Net income	0	0	278,607	0	0	278,607
Other comprehensive income	0	0	0	218,861	0	218,861

Balance, December 31, 2010	$1,453	$2,993,957	$3,115,213	$286,935	$(1,764,422)	$4,633,136
Stock plan exercises	11	(2,101)	0	0	0	(2,090)
Stock plan compensation expense	0	36,888	0	0	0	36,888
Change in tax benefit from share-based payment arrangements	0	(3,267)	0	0	0	(3,267)
Dividends	0	0	(67,385)	0	0	(67,385)
Acquisition of common stock	0	0	0	0	(532,929)	(532,929)
Net income	0	0	538,956	0	0	538,956
Other comprehensive income	0	0	0	270,641	0	270,641

Balance, December 31, 2011	$1,464	$3,025,477	$3,586,784	$557,576	$(2,297,351)	$4,873,950
Stock plan exercises	10	(12,340)	0	0	0	(12,330)
Stock plan compensation expense	0	37,589	0	0	0	37,589
Change in tax benefit from share-based payment arrangements	0	1,728	0	0	0	1,728
Dividends	0	0	(69,393)	0	0	(69,393)
Acquisition of common stock	0	0	0	0	(402,710)	(402,710)
Net income	0	0	483,705	0	0	483,705
Other comprehensive income	0	0	0	272,827	0	272,827

Balance, December 31, 2012	$1,474	$3,052,454	$4,001,096	$830,403	$(2,700,061)	$5,185,366

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities
Net income	$483,705	$538,956	$278,607
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(726,432)	(417,693)	(761,453)
Change in premiums and accounts receivable	(185,273)	(105,171)	(35,318)
Change in deferred acquisition costs and value of business acquired	(358,637)	(145,091)	54,709
Change in other intangible assets	(43,957)	(31,585)	(83,303)
Change in accrued investment income	4,832	(7,532)	9,844
Change in insurance policy reserves and expenses	1,353,054	732,003	573,719
Change in accounts payable and other liabilities	33,775	124,658	(58,361)
Change in commissions payable	79,378	(14,364)	56,075
Change in reinsurance balances payable	(27,570)	25,730	7,738
Change in funds withheld under reinsurance	(4,286)	(285)	(4,191)
Change in securities classified as trading	(2,874)	32,777	(7,889)
Change in income taxes	(5,800)	24,914	(25,700)
Change in tax valuation allowance	2,937	(80,584)	9,049
Amortization of deferred gain on disposal of businesses	(18,413)	(20,461)	(10,406)
Depreciation and amortization	124,387	129,391	126,602
Net realized gains on investments	(64,353)	(32,580)	(48,403)
Stock based compensation expense	37,589	36,888	34,591
Income on sale of Joint Real Estate Ventures	(35,023)	(6,023)	0
Change in tax benefit from share-based payment arrangements	(1,728)	3,267	6,712
Goodwill impairment	0	0	306,381
Other intangible asset impairment	26,458	0	47,612
Other	7,929	68,089	64,127

Net cash provided by operating activities	679,698	855,304	540,742

Investing activities
Sales of:
Fixed maturity securities available for sale	2,197,475	1,556,894	1,774,912
Equity securities available for sale	120,729	120,445	94,798
Other invested assets	103,834	50,600	51,812
Property and equipment and other	2,375	3,823	380
Subsidiary, net of cash transferred (1)	1,364	0	0
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	999,591	949,950	867,850
Commercial mortgage loans on real estate	126,768	96,552	127,814
Purchase of:
Fixed maturity securities available for sale	(3,729,316)	(2,643,277)	(2,921,075)
Equity securities available for sale	(186,962)	(34,556)	(23,702)
Commercial mortgage loans on real estate	(126,578)	(88,649)	(36,226)
Other invested assets	(41,640)	(66,499)	(76,157)
Property and equipment and other	(56,457)	(35,747)	(51,211)
Subsidiary, net of cash transferred (1)	(3,500)	(45,080)	(11,560)
Change in short-term investments	140,309	(90,368)	95,768
Change in policy loans	1,345	1,887	373
Change in collateral held/pledged under securities agreements	780	27,437	97,348

Net cash used in investing activities	(449,883)	(196,588)	(8,876)

Assurant, Inc.

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Financing activities
Repayment of mandatorily redeemable preferred stock	0	(5,000)	(3,160)
Change in tax benefit from share-based payment arrangements	1,728	(3,267)	(6,712)
Acquisition of common stock	(412,196)	(533,848)	(522,546)
Dividends paid	(69,393)	(67,385)	(69,618)
Change in obligation under securities agreements	(780)	(27,437)	(97,348)
Change in receivables under securities loan agreements	0	14,370	(14,370)
Change in obligations to return borrowed securities	0	(14,281)	14,281

Net cash used in financing activities	(480,641)	(636,848)	(699,473)

Effect of exchange rate changes on cash and cash equivalents	(6,483)	(5,671)	(429)

Change in cash and cash equivalents	(257,309)	16,197	(168,036)
Cash and cash equivalents at beginning of period	1,166,713	1,150,516	1,318,552

Cash and cash equivalents at end of period	$909,404	$1,166,713	$1,150,516

Supplemental information:
Income taxes paid, net of refunds	$272,868	$218,372	$341,148
Interest paid on mandatorily redeemable preferred stock and debt	$60,188	$60,244	$60,539

(1)	2012 includes the sale of one immaterial subsidiary. 2011 includes the acquisition of SureDeposit. 2010 includes three acquisitions that individually and in the aggregate are immaterial.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and select worldwide markets.

The Company is traded on the New York Stock Exchange under the symbol AIZ.

Through its operating subsidiaries, the Company provides debt protection administration, credit-related insurance, warranties and service contracts, pre-funded funeral insurance, solar project insurance, lender-placed homeowners insurance, renters insurance and related products, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance and reinsurance, and group life insurance.

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

Foreign Currency Translation

For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in accumulated other comprehensive income (“AOCI”). Other than for two of our wholly owned Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded in underwriting, general and administration expenses in the consolidated statements of operations during the period in which they occur.

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

Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan (“ASIC”) and the Assurant Deferred Compensation Plan (“ADC”). The joint ventures and partnerships are valued according to the equity method of accounting. In applying the equity method, the Company uses financial information provided by the investee, generally on a three month lag. The invested assets related to the modified coinsurance arrangement, the AIP, ASIC and ADC are classified as trading securities as defined in the investment guidance.

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

Deferred Acquisition Costs

Only direct incremental costs associated with the successful acquisition of new or renewal insurance contracts are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions and premium taxes. Certain direct response advertising expenses are deferred when the primary purpose of the advertising is to elicit sales to customers who can be shown to have specifically responded to the advertising and the direct response advertising results in probable future benefits.

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

Long Duration Contracts

Acquisition costs for pre-funded funeral (“preneed”) life insurance policies issued prior to 2009 and certain life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents.

Acquisition costs relating to group worksite insurance products consist primarily of first year commissions to brokers, costs of issuing new certificates and compensation to sales representatives. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

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

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct response advertising costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.

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

Goodwill

Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to: significant adverse change in legal factors, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment.

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

In the fourth quarter of 2012, we performed Step 1 for both our Assurant Specialty Property and Assurant Solutions reporting units and concluded that the estimated fair value of the reporting units exceeded their respective book values and therefore goodwill was not impaired. For 2012, the Assurant Employee Benefits and Assurant Health reporting units did not have goodwill.

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

VOBA is tested annually in the fourth quarter for recoverability. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2012 and 2011 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Other Assets

Other assets primarily include prepaid items.

Other Intangible Assets

Other intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives. Other intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. At the time of the annual impairment test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the carrying amount of the indefinite-lived other intangible asset exceeds its fair value. For other intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators (“triggers”) of impairment identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company does perform an annual impairment test for other intangible assets with finite lives even if there are no triggers present. The Company recorded an impairment charge of $26,458 related to finite-lived intangible assets in 2012. There were no material impairment charges related to finite-lived other intangible assets in 2011. For both 2012 and 2011, there were no impairment charges for indefinite-lived other intangible assets.

Amortization expense and impairment charges are included in underwriting, general and administrative expenses in the consolidated statements of operations.

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

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered, policies disposed of via reinsurance (Fortis Financial Group (“FFG”) and Long Term Care (“LTC”) contracts), group worksite policies, group life conversion policies and certain medical policies.

Future policy benefits and expense reserves for LTC, certain life and annuity insurance policies no longer offered, a majority of individual medical policies issued prior to 2003, certain medical contracts issued from 2003 through 2006, individual voluntary limited benefit health policies issued in 2007 and later, the traditional life insurance contracts within FFG group worksite contracts and group life conversion policies are equal to the present value of future benefits to policyholders plus related expenses less the present value of the future net premiums. These amounts are estimated based on assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

Reserves for group worksite policies also include case reserves and incurred but not reported (“IBNR”) reserves which equal the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

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

The Company has estimated its 2012 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. The estimate was based on separate projection models for the individual medical and small group businesses using projections of expected premiums, claims, and enrollment by state, legal entity, and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes. The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Deferred Gain on Disposal of Businesses

The Company recorded a deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company, and adjusts the revenue recognized accordingly. Based on the Company’s annual review in the fourth quarters of 2012 and 2011, there were no adjustments to the estimates affecting the deferred gain.

Debt

The Company reports debt net of unamortized discount or premium. Interest expense related to debt is expensed as incurred.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts which are actively being sold are preneed life insurance and certain group worksite insurance policies. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies issued prior to 2009, revenues are recognized when due from policyholders. For preneed life insurance policies with discretionary death benefit growth issued after 2008 and for preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized ratably as earned income over the premium-paying periods of the policies for the group worksite insurance products.

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

Contingencies

The Company evaluates each contingent matter separately. A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are reasonable.

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

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. This guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements. As of January 1, 2010, the beginning of the earliest period presented, the cumulative effect adjustment recorded to reflect this guidance resulted in a decrease of $148,242 in retained earnings, an increase of $2,149 in accumulated other comprehensive income and a decrease of $146,093 in total stockholders’ equity.

The effect of adoption of this new guidance on the December 31, 2011 consolidated balance sheet was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
Deferred acquisition costs	$2,632,720	$(139,863)	$2,492,857
Deferred income taxes, net	0	44,280	44,280
Total assets	27,115,445	(95,583)	27,019,862
Future policy benefits and expenses	8,269,343	89,863	8,359,206
Deferred income taxes, net	32,460	(32,460)	0
Total liabilities	22,088,509	57,403	22,145,912
Retained earnings	3,742,479	(155,695)	3,586,784
Accumulated other comprehensive income	554,867	2,709	557,576
Total stockholders’ equity	5,026,936	(152,986)	4,873,950
Total liabilities and stockholders’ equity	27,115,445	(95,583)	27,019,862

The effect of adoption of this new guidance on the December 31, 2010 consolidated balance sheet was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
Deferred acquisition costs	$2,493,422	$(127,239)	$2,366,183
Deferred income taxes, net	76,430	75,722	152,152
Total assets	26,397,018	(51,517)	26,345,501
Future policy benefits and expenses	8,105,153	95,884	8,201,037
Total liabilities	21,616,481	95,884	21,712,365
Retained earnings	3,264,025	(148,812)	3,115,213
Accumulated other comprehensive income	285,524	1,411	286,935
Total stockholders’ equity	4,780,537	(147,401)	4,633,136
Total liabilities and stockholders’ equity	26,397,018	(51,517)	26,345,501

The effect of adoption of this new guidance on the consolidated statement of operations for the year ended December 31, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
Policyholder benefits	$3,755,209	$(5,475)	$3,749,734
Amortization of deferred acquisition costs and value of business acquired	1,448,575	(120,787)	1,327,788
Underwriting, general and administrative expenses	2,293,705	135,090	2,428,795
Total benefits, losses and expenses	7,557,849	8,828	7,566,677
Income before provision for income taxes	714,955	(8,828)	706,127
Provision for income taxes	169,116	(1,945)	167,171
Net income	545,839	(6,883)	538,956
Earnings per share
Basic	$5.65	$(0.07)	$5.58
Diluted	$5.58	$(0.07)	$5.51

The effect of adoption of this new guidance on the consolidated statement of operations for the year ended December 31, 2010 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
Policyholder benefits	$3,640,978	$(4,979)	$3,635,999
Amortization of deferred acquisition costs and value of business acquired	1,521,238	(119,669)	1,401,569
Underwriting, general and administrative expenses	2,392,035	124,587	2,516,622
Total benefits, losses and expenses	7,921,278	(61)	7,921,217
Income before provision for income taxes	606,444	61	606,505
Provision for income taxes	327,267	631	327,898
Net income	279,177	(570)	278,607
Earnings per share
Basic	$2.52	$(0.00)	$2.52
Diluted	$2.50	$(0.00)	$2.50

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

3. Business Combinations

There were no material business combinations in 2012.

On June 21, 2011, in an all cash transaction, the Company acquired the SureDeposit business, the leading provider of security deposit alternatives to the multi-family housing industry, for $45,080. In connection with the acquisition, the Company recorded $25,350 of intangible assets, all of which are amortizable, and $19,608 of goodwill. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands the multi-family housing product offering and associated cross-selling opportunities with existing clients for the Assurant Specialty Property segment.

There were three acquisitions made in 2010 that individually and in the aggregate were immaterial.

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$633,329	$8,722	$(127)	$641,924	$0
States, municipalities and political subdivisions	800,592	106,560	(96)	907,056	0
Foreign governments	672,671	82,096	(1,359)	753,408	0
Asset-backed	27,182	1,437	(422)	28,197	1,159
Commercial mortgage-backed	64,344	5,539	0	69,883	0
Residential mortgage-backed	714,628	56,983	(554)	771,057	14,259
Corporate	7,815,968	1,193,695	(9,550)	9,000,113	21,291

Total fixed maturity securities	$10,728,714	$1,455,032	$(12,108)	$12,171,638	$36,709

Equity securities:
Common stocks	$14,707	$4,243	$0	$18,950	$0
Non-redeemable preferred stocks	407,996	53,976	(5,116)	456,856	0

Total equity securities	$422,703	$58,219	$(5,116)	$475,806	$0

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$148,379	$8,987	$(26)	$157,340	$0
States, municipalities and political subdivisions	832,788	96,536	(301)	929,023	0
Foreign governments	647,133	78,148	(1,368)	723,913	0
Asset-backed	30,681	2,072	(320)	32,433	1,118
Commercial mortgage-backed	82,184	5,840	0	88,024	0
Residential mortgage-backed	841,488	56,364	(633)	897,219	8,240
Corporate	7,540,776	882,628	(58,757)	8,364,647	14,313

Total fixed maturity securities	$10,123,429	$1,130,575	$(61,405)	$11,192,599	$23,671

Equity securities:
Common stocks	$14,037	$2,018	$(54)	$16,001	$0
Non-redeemable preferred stocks	343,374	28,141	(25,140)	346,375	0

Total equity securities	$357,411	$30,159	$(25,194)	$362,376	$0

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2012 and December 31, 2011. At December 31, 2012 and December 31, 2011, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $168,705 and $164,347, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2012 and December 31, 2011, revenue bonds account for 52% and 51% of the holdings, respectively. Excluding pre-refunded bonds, sales tax, highway, water, fuel sales, transit and miscellaneous (which includes bond banks, finance authorities and appropriations) provide for 82% and 80% of the revenue sources, as of December 31, 2012 and December 31, 2011, respectively.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2012, approximately 67%, 15%, and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2011, approximately 63%, 13% and 7% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 5% of our foreign government securities as of December 31, 2012 and December 31, 2011.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,054,820 with an unrealized gain of $122,420 at December 31, 2012 and $868,012 with an unrealized gain of $61,387 at December 31, 2011. Approximately 28% and 31% of the corporate European exposure are held in the financial industry at December 31, 2012 and December 31, 2011, respectively. No European country represented more than 5% of the fair value of our corporate securities as of December 31, 2012 and December 31, 2011. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but, held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$536,252	$543,977
Due after one year through five years	2,588,048	2,752,683
Due after five years through ten years	2,613,074	2,869,168
Due after ten years	4,185,186	5,136,673

Total	9,922,560	11,302,501
Asset-backed	27,182	28,197
Commercial mortgage-backed	64,344	69,883
Residential mortgage-backed	714,628	771,057

Total	$10,728,714	$12,171,638

Major categories of net investment income were as follows:

	Years Ended December 31,
	2012	2011	2010
Fixed maturity securities	$553,668	$565,486	$572,909
Equity securities	24,771	29,645	33,864
Commercial mortgage loans on real estate	79,108	80,903	88,894
Policy loans	3,204	3,102	3,248
Short-term investments	4,889	5,351	5,259
Other investments	54,581	21,326	19,019
Cash and cash equivalents	15,323	7,838	5,577

Total investment income	735,544	713,651	728,770

Investment expenses	(22,416)	(24,119)	(25,580)

Net investment income	$713,128	$689,532	$703,190

No material investments of the Company were non-income producing for the years ended December 31, 2012, 2011 and 2010.

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Years Ended December 31,
	2012	2011	2010
Proceeds from sales	$2,314,540	$1,679,553	$1,867,797
Gross realized gains	68,697	57,120	65,861
Gross realized losses	12,597	20,925	8,286

For securities sold at a loss during 2012, the average period of time these securities were trading continuously at a price below book value was approximately 34 months.

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Years Ended December 31,
	2012	2011	2010
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$59,815	$44,924	$53,880
Equity securities	(3,466)	(7,010)	5,207
Commercial mortgage loans on real estate	3,072	336	(16,710)
Other investments	6,775	2,166	17,193

Total net realized gains related to sales and other	66,196	40,416	59,570

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(1,287)	(7,780)	(10,607)
Equity securities	(226)	(21)	(560)
Other investments	(330)	(35)	0

Total net realized losses related to other-than-temporary impairments	(1,843)	(7,836)	(11,167)

Total net realized gains	$64,353	$32,580	$48,403

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

For the twelve months ended December 31, 2012 and 2011, the Company recorded $1,939 and $8,183, respectively, of OTTI, of which $1,843 and $7,836 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $96 and $347, respectively, related to all other factors and was recorded as an unrealized loss component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Year ended December 31,
	2012	2011	2010
Balance, beginning of year	$103,090	$105,245	$108,053
Additions for credit loss impairments recognized in the current period on securities not previously impaired	0	1,455	2,508
Additions for credit loss impairments recognized in the current period on securities previously impaired	56	1,598	2,777
Reductions for securities which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security	0	0	(116)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,590)	(669)	(380)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5,967)	(4,539)	(7,597)

Balance, end of year	$95,589	$103,090	$105,245

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$233,559	$(127)	$0	$0	$233,559	$(127)
States, municipalities and political subdivisions	0	0	4,575	(96)	4,575	(96)
Foreign governments	41,917	(204)	8,925	(1,155)	50,842	(1,359)
Asset-backed	0	0	2,662	(422)	2,662	(422)
Residential mortgage-backed	56,674	(509)	9,300	(45)	65,974	(554)
Corporate	459,797	(5,802)	62,778	(3,748)	522,575	(9,550)

Total fixed maturity securities	$791,947	$(6,642)	$88,240	$(5,466)	$880,187	$(12,108)

Equity securities:
Non-redeemable preferred stocks	$52,508	$(416)	$48,626	$(4,700)	$101,134	$(5,116)

	December 31, 2011
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$8,852	$(26)	$0	$0	$8,852	$(26)
States, municipalities and political subdivisions	0	0	5,503	(301)	5,503	(301)
Foreign governments	31,125	(150)	9,443	(1,218)	40,568	(1,368)
Asset-backed	2,624	(320)	0	0	2,624	(320)
Residential mortgage-backed	43,141	(513)	2,368	(120)	45,509	(633)
Corporate	718,815	(32,899)	176,279	(25,858)	895,094	(58,757)

Total fixed maturity securities	$804,557	$(33,908)	$193,593	$(27,497)	$998,150	$(61,405)

Equity securities:
Common stocks	$1,174	$(54)	$0	$0	$1,174	$(54)
Non-redeemable preferred stocks	51,577	(4,499)	85,704	(20,641)	137,281	(25,140)

Total equity securities	$52,751	$(4,553)	$85,704	$(20,641)	$138,455	$(25,194)

Total gross unrealized losses represent less than 2% and 8% of the aggregate fair value of the related securities at December 31, 2012 and 2011, respectively. Approximately 41% and 44% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2012 and 2011, respectively. The total gross unrealized losses are comprised of 238 and 389 individual securities at December 31, 2012 and 2011, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2012 and 2011. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2012, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the financial industry sector. The financial industry sector’s gross unrealized losses of twelve months or more were $1,759, or 47%, of the corporate fixed maturity total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of December 31, 2012, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of December 31, 2012, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2012, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$73,121	$73,111
Due after one year through five years	350,936	348,606
Due after five years through ten years	305,773	301,176
Due after ten years	92,854	88,658

Total	822,684	811,551
Asset-backed	3,084	2,662
Residential mortgage-backed	66,527	65,974

Total	$892,295	$880,187

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2012, approximately 3.3% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.0% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 15.0% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2012, approximately 38% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $36 to $15,939 at December 31, 2012 and from $36 to $16,285 at December 31, 2011.

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

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	December 31, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,141,564	86.6%	1.95
71 – 80%	103,152	7.8%	1.30
81 – 95%	57,413	4.3%	1.04
Greater than 95%	16,550	1.3%	1.02

Gross commercial mortgage loans	1,318,679	100.0%	1.85

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,311,682

	December 31, 2011
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage ratio
70% and less	$1,018,927	77.1%	2.09
71 – 80%	188,816	14.3%	1.37
81 – 95%	74,657	5.7%	1.16
Greater than 95%	37,697	2.9%	0.76

Gross commercial mortgage loans	1,320,097	100.0%	1.90

Less valuation allowance	(10,410)

Net commercial mortgage loans	$1,309,687

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

The commercial mortgage loan valuation allowance for losses was $6,997 and $10,410 at December 31, 2012 and 2011, respectively. In 2012, the loan valuation allowance was decreased $3,413, due to changing economic conditions and geographic concentrations. In 2011, the loan valuation allowance was decreased $22,428, primarily due to the direct write down of one individually impaired mortgage loan resulting in no impact to realized capital gains and losses on commercial mortgage loans. The remaining decrease was due to changing economic conditions and geographic concentrations.

At December 31, 2012, the Company had mortgage loan commitments outstanding of approximately $9,900.

The Company has short term investments and fixed maturities of $580,953 and $562,553 at December 31, 2012 and 2011, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Assurant Solutions segment preneed life insurance business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2012 and 2011, the CPI CAPs included in other assets on the consolidated balance sheet amounted to $5,886 and $8,521, respectively. The loss recorded in the results of operations totaled $2,635, $1,304, and $3,130 for the years ended December 31, 2012, 2011 and 2010, respectively.

Collateralized Transactions

The Company engages in transactions in which fixed maturity securities, primarily bonds issued by the U.S. government and government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral.

As of December 31, 2012 and 2011, our collateral held under securities lending, of which its use is unrestricted, was $94,729 and $95,221, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,714 and $95,494, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities are in an unrealized gain position as of December 31, 2012. All securities with unrealized losses as of December 31, 2011 had been in a continuous loss position for twelve months or longer. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

The following tables present the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2012 and 2011.

	December 31, 2012
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$641,924	$0		$637,749		$4,175
State, municipalities and political subdivisions	907,056	0		907,056		0
Foreign governments	753,408	672		729,639		23,097
Asset-backed	28,197	0		28,197		0
Commercial mortgage-backed	69,883	0		68,109		1,774
Residential mortgage-backed	771,057	0		762,846		8,211
Corporate	9,000,113	0		8,842,110		158,003
Equity securities:
Common stocks	18,950	18,267		683		0
Non-redeemable preferred stocks	456,856	0		456,842		14
Short-term investments	300,925	201,803	b	99,122	c	0
Collateral held/pledged under securities agreements	74,729	68,939	b	5,790	c	0
Other investments	250,806	49,199	a	190,280	c	11,327	d
Cash equivalents	381,777	366,543	b	15,234	c	0
Other assets	6,609	0		723	f	5,886	e
Assets held in separate accounts	1,674,406	1,469,050	a	205,356	c	0

Total financial assets	$15,336,696	$2,174,473		$12,949,736		$212,487

Financial Liabilities
Other liabilities	$51,828	$49,199	a	$69	f	$2,560	f
Liabilities related to separate accounts	1,674,406	1,469,050	a	205,356	c	0

Total financial liabilities	$1,726,234	$1,518,249		$205,425		$2,560

	December 31, 2011
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$157,340	$0		$152,940		$4,400
State, municipalities and political subdivisions	929,023	0		929,023		0
Foreign governments	723,913	1,857		699,343		22,713
Asset-backed	32,433	0		31,980		453
Commercial mortgage-backed	88,024	0		87,120		904
Residential mortgage-backed	897,219	0		895,352		1,867
Corporate	8,364,647	0		8,227,018		137,629
Equity securities:
Common stocks	16,001	15,318		683		0
Non-redeemable preferred stocks	346,375	0		346,362		13
Short-term investments	441,383	355,732	b	85,651	c	0
Collateral held/pledged under securities agreements	70,221	56,441	b	13,780	c	0
Other investments	245,280	47,931	a	179,092	c	18,257	d
Cash equivalents	915,339	887,135	b	28,204	c	0
Other assets	9,241	0		720	f	8,521	e
Assets held in separate accounts	1,632,781	1,417,864	a	214,917	c	0

Total financial assets	$14,869,220	$2,782,278		$11,892,185		$194,757

Financial Liabilities
Other liabilities	$50,754	$47,931	a	$103	f	$2,720	f
Liabilities related to separate accounts	1,632,781	1,417,864	a	214,917	c	0

Total financial liabilities	$1,683,535	$1,465,795		$215,020		$2,720

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(3)	$(10)	$0	$(212)	$0	$0	$4,175
Foreign governments	22,713	79	987	0	(682)	0	0	23,097
Asset-backed	453	0	0	0	0	0	(453)	0
Commercial mortgage-backed	904	54	(26)	0	(2,053)	2,895	0	1,774
Residential mortgage-backed	1,867	(17)	331	1,930	(1,098)	7,065	(1,867)	8,211
Corporate	137,629	2,040	11,810	8,942	(19,667)	18,701	(1,452)	158,003
Equity Securities
Non-redeemable preferred stocks	13	0	12	0	0	4	(15)	14
Other investments	18,257	1	839	0	(8,631)	1,488	(627)	11,327
Other assets	8,521	(2,635)	0	0	0	0	0	5,886
Financial Liabilities
Other liabilities	(2,720)	160	0	0	0	0	0	(2,560)

Total level 3 assets and liabilities	$192,037	$(321)	$13,943	$10,872	$(32,343)	$30,153	$(4,414)	$209,927

	Year Ended December 31, 2011
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings	Net unrealized gains (losses) included in stockholders’ equity	Purchases	Sales	Transfers in (1)	Transfers out (1)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$14,506	$(249)	$(55)	$3,980	$(2,099)	$0	$(11,683)	$4,400
Foreign governments	25,621	(4)	1,216	0	0	0	(4,120)	22,713
Asset-backed	0	0	(25)	0	(28)	506	0	453
Commercial mortgage-backed	4,542	0	10	0	(146)	0	(3,502)	904
Residential mortgage-backed	0	4	34	1,886	(57)	0	0	1,867
Corporate	125,685	(3,165)	4,161	29,704	(26,856)	24,976	(16,876)	137,629
Equity Securities
Non-redeemable preferred stocks	558	(28)	58	0	(574)	6	(7)	13
Other investments	8,309	6,399	(63)	12,171	(12,398)	3,839	0	18,257
Other assets	9,825	(1,304)	0	0	0	0	0	8,521
Financial Liabilities
Other liabilities	0	(45)	0	(2,675)	0	0	0	(2,720)

Total level 3 assets and liabilities	$189,046	$1,608	$5,336	$45,066	$(42,158)	$29,327	$(36,188)	$192,037

(1)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the years ended December 31, 2012 and December 31, 2011, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2012 and December 31, 2011, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2012 and December 31, 2011, consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $102,586 and $99,920 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of December 31, 2012 and December 31, 2011, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $100,220 and $82,522 were priced internally using independent and non-binding broker quotes as of December 31, 2012 and December 31, 2011, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

Other investments and other liabilities: Swaptions are priced using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data.

Other assets: A non-pricing service source prices the CPI Cap derivatives using a model with inputs including, but not limited to, the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.

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

For its 2012 fourth quarter annual goodwill impairment test, the Company performed a Step 1 analysis for the Assurant Solutions and Assurant Specialty Property reporting units. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. For its 2011 fourth quarter annual goodwill impairment test, a qualitative assessment was performed for the Assurant Specialty Property reporting unit; for the Assurant Solutions Reporting unit, the Company performed a Step 1 analysis, consistent with prior years. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. For its 2010 fourth quarter annual goodwill impairment test the carrying amount of the Assurant Employee Benefits and Assurant Health reporting units were greater than their estimated fair values as determined in Step 1 of the impairment test. As such, the Company was required to measure the fair value of goodwill of the Assurant Employee Benefits and Assurant Health reporting units in Step 2 of the impairment test. Goodwill of the Assurant Employee Benefits and Assurant Health reporting units with carrying amount of $102,078 and $204,303, respectively were written down to their implied fair values of $0, resulting in impairment charges of $102,078 and $204,303, respectively, which were included in earnings for that period. In addition, the Company performed a Step 1 analysis for the Assurant Solutions and Assurant Specialty Property reporting units. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. See Note 10 for further information.

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

During the fourth quarter of 2012, a $26,458 impairment charge was recorded in connection with the 2007 acquisitions of two U.K. mortgage insurance brokers due to the persistency rates of the acquired business declining significantly following actions by an independent underwriter of the business. During the fourth quarter of 2010, a $47,612 impairment charge was recorded related to the non-renewal of a block of business related to the 2008 acquisition of the Warranty Management Group business from General Electric Co. These fair value determinations were categorized as Level 3 (unobservable) in the fair value hierarchy.

There was no remaining goodwill or material other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2012, 2011 and 2010.

The following table presents the goodwill and material other intangible assets impairment charges as of December 31, 2012, 2011 and 2010:

	Impairment Charges Twelve Months Ended December 31,
	2012	2011	2010
Goodwill	$0	$0	$306,381

Other intangible assets	$26,458	$0	$47,612

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

Commercial mortgage loans: the fair values of mortgage loans are estimated using discounted cash flow models. The model inputs include mortgage amortization schedules and loan provisions, an internally developed credit spread based on the credit risk associated with the borrower and the U.S. Treasury spot curve. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

Policy loans: the carrying value of policy loans reported in the balance sheets approximates fair value.

Policy reserves under investment product : the fair values for the Company’s policy reserves under investment products are determined using discounted cash flow analysis. Key inputs to the valuation include projections of policy cash flows, reserve run-off, market yields and risk margins.

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

The following table discloses the carrying value and fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of December 31, 2012 and 2011.

	December 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,311,682	$1,468,723	$0	$0	$1,468,723
Policy loans	52,938	52,938	52,938	0	0

Total financial assets	$1,364,620	$1,521,661	$52,938	$0	$1,468,723

Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$862,398	$902,449	$0	$0	$902,449
Funds withheld under reinsurance	61,413	61,413	61,413	0	0
Debt	972,399	1,050,920	0	1,050,920	0
Obligation under securities agreements	94,714	94,714	94,714	0	0

Total financial liabilities	$1,990,924	$2,109,496	$156,127	$1,050,920	$902,449

	December 31, 2011
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,309,687	$1,439,753	$0	$0	$1,439,753
Policy loans	54,192	54,192	54,192	0	0

Total financial assets	$1,363,879	$1,493,945	$54,192	$0	$1,439,753

Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$865,021	$864,068	$0	$0	$864,068
Funds withheld under reinsurance	64,413	64,413	64,413	0	0
Debt	972,278	1,016,562	0	1,016,562	0
Obligation under securities agreements	95,494	95,494	95,494	0	0

Total financial liabilities	$1,997,206	$2,040,537	$159,907	$1,016,562	$864,068

Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

6. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2012	2011
Insurance premiums receivable	$718,148	$549,301
Other receivables	143,250	127,528
Allowance for uncollectible amounts	(31,371)	(27,707)

Total	$830,027	$649,122

7. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about current and deferred tax expense (benefit) follows:

	Year Ended December 31,
	2012	2011	2010
Current expense:
Federal & state	$174,163	$239,819	$331,400
Foreign	28,751	2,727	31,683

Total current expense	202,914	242,546	363,083

Deferred expense (benefit):
Federal & state	71,372	(89,330)	(18,388)
Foreign	(240)	13,955	(16,797)

Total deferred expense (benefit)	71,132	(75,375)	(35,185)

Total income tax expense	$274,046	$167,171	$327,898

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2012	2011	2010
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(1.3)	(1.3)	(1.3)
Dividends received deduction	(0.6)	(0.6)	(0.8)
Foreign earnings (a)	0.5	0.7	1.4
Change in valuation allowance	0	(11.5)	1.1
Goodwill	0	0	17.7
Non deductible compensation	1.1	0	0
IRS audit settlement	1.0	0	0
Other	0.5	1.4	1.1

Effective income tax rate:	36.2%	23.7%	54.2%

(a)	Results for all years primarily includes tax expense/(benefit) associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and realization of foreign tax credits for certain other subs.

As of December 31, 2010, the Company had a valuation allowance of $90,738. Of the total, $80,000 was related to deferred tax assets on capital losses. During the year ended December 31, 2011, the Company recognized an income tax benefit of $80,584 primarily related to the release of this valuation allowance due to sufficient taxable income of the appropriate character during the period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$(17,524)	$(13,844)	$(23,142)
Additions based on tax positions related to the current year	(499)	(758)	(1,209)
Reductions based on tax positions related to the current year	3,124	997	19,266
Additions for tax positions of prior years	(20,830)	(5,512)	(14,277)
Reductions for tax positions of prior years	8,365	483	3,903
Lapses	374	700	1,120
Settlements	15,475	410	495

Balance at end of year	$(11,515)	$(17,524)	$(13,844)

The total unrecognized tax benefit, $12,442, $21,563, and $22,249 for 2012, 2011, and 2010, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in tax payable on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $1,200, $600 and $1,000, respectively, of interest expense related to income tax matters. The Company had $4,300 and $6,600 of interest accrued as of December 31, 2012 and 2011, respectively. No penalties have been accrued.

The Company, and its subsidiaries, file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2008. The next federal audit cycle will include tax years 2009-2011 and should begin in 2013. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 2006.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
Deferred Tax Assets
Policyholder and separate account reserves	$548,512	$512,392
Accrued liabilities	5,295	5,498
Investments, net	206,517	226,494
Net operating loss carryforwards	75,828	52,674
Deferred gain on disposal of businesses	40,554	47,011
Compensation related	46,456	56,724
Employee and post-retirement benefits	122,599	128,439
Other	112,309	87,237

Total deferred tax asset	1,158,070	1,116,469

Less valuation allowance	(13,091)	(10,154)

Deferred tax assets, net of valuation allowance	1,144,979	1,106,315

Deferred Tax Liabilities
Deferred acquisition costs	(799,966)	(701,335)
Net unrealized appreciation on securities	(506,301)	(360,700)

Total deferred tax liability	(1,306,267)	(1,062,035)

Net deferred income tax (liability) asset	$(161,288)	$44,280

The Company’s valuation allowance against deferred tax assets increased by $2,937 to $13,091 at December 31, 2012 from $10,154 at December 31, 2011. A cumulative valuation allowance of $13,091 has been recorded because it is management’s assessment that it is more likely than not that only $1,144,979 of deferred tax assets will be realized. The valuation allowance relates to the deferred tax assets attributable to certain international subsidiaries.

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

Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $136,822. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $31,951 net of anticipated foreign tax credits.

At December 31, 2012, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal and foreign income tax purposes. Net operating loss carryforwards total $274,813 and will expire if unused as follows:

Expiration Year	Amount
2013 – 2017	$17,765
2018 – 2022	46,448
2023 – 2027	6,466
2028 – 2032	41,268
Unlimited	162,866

$274,813

8. Deferred Acquisition Costs

Information about deferred acquisition costs is as follows:

	December 31,
	2012	2011	2010
Beginning balance	$2,492,857	$2,366,183	$2,382,822
Costs deferred and other (1)	1,762,560	1,443,309	1,372,404
Amortization	(1,394,254)	(1,316,635)	(1,389,043)

Ending balance	$2,861,163	$2,492,857	$2,366,183

(1)	Includes foreign currency translation

Refer to Note 2, Recent Accounting Pronouncements—Adopted, for more information on amendments to existing accounting guidance.

9. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2012	2011
Land	$14,359	$14,359
Buildings and improvements	236,444	222,327
Furniture, fixtures and equipment	481,382	475,462

Total	732,185	712,148
Less accumulated depreciation	(481,389)	(469,240)

Total	$250,796	$242,908

Depreciation expense for 2012, 2011 and 2010 amounted to $49,595, $55,193 and $59,017, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

10. Goodwill

Information about goodwill is as follows:

	Goodwill for the Years Ended December 31,
	2012	2011	2010
Balance as of January 1:
Goodwill	$2,289,417	$2,270,099	$2,270,337
Accumulated impairment loss	(1,650,320)	(1,650,320)	(1,343,939)

	639,097	619,779	926,398
Additions	0	19,608	199
Foreign currency translation and other	1,617	(290)	(437)
Impairments	0	0	(306,381	)(1)

Goodwill	2,291,034	2,289,417	2,270,099
Accumulated impairment losses	(1,650,320)	(1,650,320)	(1,650,320)

Balance as of December 31:	$640,714	$639,097	$619,779

(1)	Represents goodwill impairments related to Assurant Employee Benefits and Assurant Health reporting units. See Notes 2 and 5 for further information.

The Company has assigned goodwill to its operating segments for impairment testing purposes. The Corporate and Other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment.

	Solutions (1)	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2010
Goodwill	$1,640,874	239,844	204,303	185,078	2,270,099
Accumulated impairment losses	(1,260,939)	0	(204,303)	(185,078)	(1,650,320)

	379,935	239,844	0	0	619,779
Acquisitions	0	19,608	0	0	19,608
Foreign currency translation and other	(290)	0	0	0	(290)
Impairment	0	0	0	0	0
Balance at December 31, 2011
Goodwill	1,640,584	259,452	204,303	185,078	2,289,417
Accumulated impairment losses	(1,260,939)	0	(204,303)	(185,078)	(1,650,320)

	379,645	259,452	0	0	639,097
Acquisitions	0	0	0	0	0
Foreign currency translation and other	1,617	0	0	0	1,617
Impairment	0	0	0	0	0
Balance at December 31, 2012
Goodwill	1,642,201	259,452	204,303	185,078	2,291,034
Accumulated impairment losses	(1,260,939)	0	(204,303)	(185,078)	(1,650,320)

	$381,262	$259,452	$0	$0	$640,714

(1)	The accumulated impairment loss relates to an acquisition made in 1999. The entity acquired had businesses that currently are primarily represented by the Assurant Solutions and Assurant Specialty Property segments. Prior to 2006, the Assurant Solutions and Assurant Specialty Property segments were combined and together called Assurant Solutions. Thus, the entire goodwill impairment recognized in 2002 due to the adoption of FAS 142 is included in the tables under the Assurant Solutions segment.

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

In the fourth quarters of 2012, 2011 and 2010, we conducted our annual assessments of goodwill.

The Company performed a Step 1 test for the Assurant Solutions and Specialty Property reporting units in 2012. Based on these tests, it was determined that goodwill was not impaired at either reporting unit.

In 2011, for the Assurant Specialty Property reporting unit, the Company chose the option to perform a qualitative assessment under the amended intangibles- goodwill and other guidance. For the Assurant Solutions reporting unit, the Company performed a Step 1 test. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit.

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

11. VOBA and Other Intangible Assets

Information about VOBA is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Beginning balance	$71,014	$82,208	$94,632
Amortization, net of interest accrued	(8,961)	(11,153)	(12,526)
Foreign currency translation and other	56	(41)	102

Ending balance	$62,109	$71,014	$82,208

As of December 31, 2012, the entire outstanding balance of VOBA is from the Assurant Solutions segment with the majority related to the preneed life insurance business. VOBA in the preneed life insurance business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2012 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount,
2013	$8,446
2014	7,995
2015	7,600
2016	7,228
2017	6,900
Thereafter	23,940

Total	$62,109

Information about other intangible assets is as follows:

	As of December 31,
	2012			2011
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$68,083	$(36,958)	$31,125	$66,047	$(34,409)	$31,638
Customer related intangibles (1)	491,434	(272,783)	218,651	484,203	(231,473)	252,730
Marketing related intangibles	46,396	(33,430)	12,966	45,676	(26,536)	19,140
Technology based intangibles	360	(108)	252	360	(36)	324

Total	$606,273	$(343,279)	$262,994	$596,286	$(292,454)	$303,832

(1)	Excluded from the 2012 customer related carrying value and accumulated amortization amounts is an impairment charge of $26,458. This impairment charge relates to the Assurant Solutions segment and is primarily related to the 2007 acquisitions of two U.K. mortgage insurance brokers. In 2012, persistency rates of the acquired business declined significantly following actions by an independent underwriter of the business, resulting in the impairment.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets and the amount of indefinite lived intangible assets, which mainly include state licenses, are as follows:

Year	Amount
2013	$44,821
2014	39,452
2015	34,861
2016	32,529
2017	30,183
Thereafter	78,423

Total other intangible assets with finite lives	260,269

Total other intangible assets with indefinite lives	2,725

Total other intangible assets	$262,994

12. Reserves

The following table provides reserve information of the Company’s major product lines at the dates shown:

	December 31, 2012				December 31, 2011
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,306,947	$154,998	$13,139	$7,297	$4,086,025	$120,067	$11,342	$7,555
Life insurance no longer offered	445,347	574	3,110	4,437	456,860	626	1,428	4,487
Universal life and other products no longer offered	210,037	127	825	5,133	229,726	132	988	6,534
FFG, LTC and other disposed businesses	3,424,511	35,862	713,258	55,661	3,491,994	38,039	641,238	55,151
Medical	89,540	10,293	6,831	10,016	86,456	11,097	8,385	10,170
All other	37,123	455	15,786	8,904	8,145	352	46,138	6,993
Short Duration Contracts:
Group term life	0	3,681	172,804	30,953	0	4,174	182,355	37,415
Group disability	0	2,143	1,189,656	119,431	0	2,390	1,243,975	133,441
Medical	0	111,351	99,549	148,209	0	135,557	97,964	170,970
Dental	0	4,648	2,442	15,896	0	4,634	2,788	17,436
Property and warranty	0	2,368,372	459,215	706,849	0	2,041,190	199,829	370,814
Credit life and disability	0	300,824	41,711	54,624	0	286,631	50,645	59,949
Extended service contracts	0	2,775,715	3,323	36,908	0	2,498,403	2,425	37,398
All other	0	423,217	11,643	22,980	0	338,725	9,999	19,307

Total	$8,513,505	$6,192,260	$2,733,292	$1,227,298	$8,359,206	$5,482,017	$2,499,499	$937,620

The following table provides a roll forward of the Company’s product lines with the most significant claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2009, gross of reinsurance (3)	$228,902	$1,417,430	$359,626	$31,874	$541,251

Less: Reinsurance ceded and other (1)	(1,600)	(37,128)	(30,428)	(1,959)	(147,325)

Balance as of January 1, 2010, net of reinsurance	227,302	1,380,302	329,198	29,915	393,926
Incurred losses related to:
Current year	133,182	352,118	1,292,045	98,546	880,347
Prior year’s interest	8,471	60,738	0	0	0
Prior year (s)	(27,613)	(85,753)	(66,451)	(3,051)	(46,269)

Total incurred losses	114,040	327,103	1,225,594	95,495	834,078
Paid losses related to:
Current year	80,006	66,570	1,028,147	81,392	608,085
Prior year (s)	45,073	273,743	251,817	26,162	250,520

Total paid losses	125,079	340,313	1,279,964	107,554	858,605
Balance as of December 31, 2010, net of reinsurance (3)	216,263	1,367,092	274,828	17,856	369,399
Plus: Reinsurance ceded and other (1)	3,021	37,182	15,562	703	149,032

Balance as of December 31, 2010, gross of reinsurance (3)	$219,284	$1,404,274	$290,390	$18,559	$518,431

Less: Reinsurance ceded and other (1)	(3,021)	(37,182)	(15,562)	(703)	(149,032)

Balance as of January 1, 2011, net of reinsurance	216,263	1,367,092	274,828	17,856	369,399
Incurred losses related to:
Current year	143,240	326,036	1,238,393	92,009	997,514
Prior year’s interest	8,164	60,908	0	0	0
Prior year (s)	(26,575)	(63,834)	(60,247)	(3,579)	(26,849)

Total incurred losses	124,829	323,110	1,178,146	88,430	970,665
Paid losses related to:	,
Current year	85,374	65,287	993,687	76,792	740,451
Prior year (s)	39,490	284,869	208,257	13,903	218,947

Total paid losses	124,864	350,156	1,201,944	90,695	959,398
Balance as of December 31, 2011, net of reinsurance (3)	216,228	1,340,046	251,030	15,591	380,666
Plus: Reinsurance ceded and other (1)	3,542	37,370	17,904	2,964	189,977

Balance as of December 31, 2011 gross of reinsurance (3)	$219,770	$1,377,416	$268,934	$18,555	$570,643

Less: Reinsurance ceded and other (1)	(3,542)	(37,370)	(17,904)	(2,964)	(189,977)

Balance as of January 1, 2012, net of reinsurance	216,228	1,340,046	251,030	15,591	380,666
Incurred losses related to:
Current year	126,712	287,459	1,130,525	99,887	1,140,632
Prior year’s interest	7,993	58,502	0	0	0
Prior year (s)	(27,918)	(58,562)	(52,515)	(3,831)	(45,957)

Total incurred losses	106,787	287,399	1,078,010	96,056	1,094,675
Paid losses related to:
Current year	79,071	68,269	903,984	84,071	796,833
Prior year (s)	43,004	288,255	193,745	11,465	227,502

Total paid losses	122,075	356,524	1,097,729	95,536	1,024,335
Balance as of December 31, 2012, net of reinsurance (3)	200,940	1,270,921	231,311	16,111	451,006
Plus: Reinsurance ceded and other (1)	2,817	38,166	16,447	736	715,058

Balance as of December 31, 2012 gross of reinsurance (3)	$203,757	$1,309,087	$247,758	$16,847	$1,166,064

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.
(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(3)	The Company’s net retained credit life and disability claims and benefits payable were $56,190, $60,797 and $69,127 at December 31, 2012, 2011 and 2010.

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

The Company’s group disability products include short and long term disability coverage. Case reserves and IBNR for long-term disability claims incurred in 2010 and earlier have been discounted at 5.25% and at 4.75% for claims incurred in 2011 and later. The December 31, 2012 and 2011 liabilities net of reinsurance include $1,309,087 and $1,377,416 respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2012 and 2011 are $412,973 and $442,595, respectively.

In 2012, 2011, and 2010, the Company’s Property and Warranty case and IBNR reserves reflected redundancies from the Company’s lender-placed homeowners business and other short tail product lines due to lower than anticipated loss ratios. The 2012 and 2010 redundancies were at similar levels, while the 2011 redundancy was lower due to $11,400 in adverse development from the Arizona Hail Storm event from 2010. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all other years presented, there were no material changes in estimated amounts for incurred claims in prior years.

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

Preneed Business—Independent Division

Interest and discount rates for preneed life insurance issued prior to 2009 vary by year of issuance and product, are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based upon current assumptions without provisions for adverse deviation. During 2012 and 2011, interest and discount rates ranged between 3.5% and 7.3%.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2012 and 2011 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2012 and 2011.

Mortality assumptions for business issued prior to 2009 are based upon pricing assumptions and modified to allow for provisions for adverse deviation. For business issued after 2008, mortality assumptions are based upon pricing assumptions without provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future assumed policy benefit increases on preneed life insurance issued prior to 2009 ranged from 1.0% to 7.0% in 2012 and 2011. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2012 and 2011 with the exception of most policies issued in 2005 through 2007 where the assumption was 2.3%. Future policy benefit increases for business issued in 2012 are based on current assumptions.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2012 and 2011. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period.

Preneed Business—AMLIC Division

Interest and discount rates for preneed life insurance issued or acquired after September 2000 and prior to 2009 vary by year of issuance and are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based on product nonforfeiture rates and current assumptions without provisions for adverse deviation. Discount rates for 2012 and 2011 issues ranged from 4.0% to 5.0%. Preneed insurance issued prior to October 2000 and all traditional life insurance issued by the AMLIC division use discount rates, which vary by issue year and product, ranging from 0.0% to 7.5% in 2012 and 2011.

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

Future policy benefit increases for preneed life insurance products are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2012 and 2011. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2012 and 2011. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2012 and 2011.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2012 and 2011. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities—No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2012 and 2011, except for a limited number of policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 4.1% in 2012 and 2011. Guaranteed crediting rates where present were 4.0%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

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

13. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2012	2011
Ceded future policyholder benefits and expense	$3,338,783	$3,399,938
Ceded unearned premium	1,214,028	1,013,778
Ceded claims and benefits payable	1,540,073	945,900
Ceded paid losses	48,853	51,448

Total	$6,141,737	$5,411,064

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2012 grouped by A.M. Best rating:

Best Ratings of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$1,805,928	$37,707	$683,464	$1,665	$2,528,764
A or A-	1,492,170	50,655	131,731	12,543	1,687,099
B++ or B+	38,927	21,012	3,835	2	63,776
Not Rated	1,758	1,104,654	721,043	45,276	1,872,731

Total	3,338,783	1,214,028	1,540,073	59,486	6,152,370
Less: Allowance	0	0	0	(10,633)	(10,633)

Net reinsurance recoverable	$3,338,783	$1,214,028	$1,540,073	$48,853	$6,141,737

A.M. Best ratings for The Hartford and John Hancock, the reinsurers with the largest reinsurance recoverable balances, are A and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength rating of John Hancock. The Hartford’s rating is under review with negative implications. The total amount of recoverable for these two reinsurers is $3,619,747 as of December 31, 2012. Most of the assets backing reserves relating to reinsurance recoverables from these two counterparties are held in trust.

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

An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $10,633 at December 31, 2012 and 2011.

Information about the valuation allowance for reinsurance recoverable is as follows:

	Years Ended December 31,
	2012	2011
Balance as of beginning-of-year	$10,633	$15,635
Provision	0	356
Other additions	0	57
Direct write-downs charged against the allowance	0	(5,415)

Balance as of the end-of-year	$10,633	$10,633

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2012			2011			2010
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums and other considerations	$568,308	$8,711,619	$9,279,927	$584,532	$8,553,695	$9,138,227	$641,284	$8,664,723	$9,306,007
Premiums assumed	12,536	278,160	290,696	13,048	306,920	319,968	7,467	317,635	325,102
Premiums ceded	(322,428)	(2,011,211)	(2,333,639)	(330,523)	(2,002,304)	(2,332,827)	(345,837)	(1,882,233)	(2,228,070)

Net earned premiums and other considerations	$258,416	$6,978,568	$7,236,984	$267,057	$6,858,311	$7,125,368	$302,914	$7,100,125	$7,403,039

Direct policyholder benefits	$909,670	$4,152,252	$5,061,922	$1,074,435	$3,653,693	$4,728,128	$1,630,815	$3,465,590	$5,096,405
Policyholder benefits assumed	27,681	173,581	201,262	29,619	228,368	257,987	24,430	209,975	234,405
Policyholder benefits ceded	(581,890)	(1,025,890)	(1,607,780)	(734,970)	(501,411)	(1,236,381)	(1,284,157)	(410,654)	(1,694,811)

Net policyholder benefits	$355,461	$3,299,943	$3,655,404	$369,084	$3,380,650	$3,749,734	$371,088	$3,264,911	$3,635,999

The Company had $1,069,031 and $1,014,164, respectively, of invested assets held in trusts or by custodians as of December 31, 2012 and 2011, respectively, for the benefit of others related to certain reinsurance arrangements.

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

As of December 31, 2012, the Company had not ceded any losses to Ibis Re or Ibis Re II.

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

Business Divestitures

The Company has used reinsurance to exit certain businesses, such as the disposals of FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet. If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,125,472 and $1,153,681 as of December 31, 2012 and 2011, respectively. The reinsurance recoverable from John Hancock was $2,494,275 and $2,471,225 as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

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

The interest expense incurred related to the Senior Notes was $60,306, $60,360 and $60,646 for the years ended December 31, 2012, 2011 and 2010, respectively. There was $22,570 of accrued interest at December 31, 2012 and 2011, respectively. The Company made interest payments of $30,094 on February 15, 2012 and 2011 and August 15, 2012 and 2011, respectively.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $330,240 was available at December 31, 2012, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the twelve months ended December 31, 2012 and 2011 and there were no amounts relating to the commercial paper program outstanding at December 31, 2012 and December 31, 2011. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at December 31, 2012. The Company had $19,760 of letters of credit outstanding under the 2011 Credit Facility as of December 31, 2012.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2012, the Company was in compliance with all covenants, minimum ratios and thresholds.

15. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2012	2011	2010
Shares outstanding, beginning	88,524,374	102,000,371	116,648,714
Vested restricted stock and restricted stock units, net (a)	370,244	336,919	227,094
Issuance related to performance share units	403,519	0	0
Issuance related to ESPP	213,942	217,787	324,162
Issuance related to SARS exercise	51,410	57,837	25,046
Shares repurchased	(10,899,460)	(14,088,540)	(15,224,645)

Shares outstanding, ending	78,664,029	88,524,374	102,000,371

(a)	Vested restricted stock and restricted stock units shown net of shares retired to cover participant tax liability

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired.

16. Stock Based Compensation

In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based compensation awards as of the adoption date of the guidance. For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

Long-Term Equity Incentive Plan

In May 2008, the Company’s shareholders approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorized the granting of up to 3,400,000 new shares of the Company’s common stock to employees, officers and non-employee directors. In May 2010, the Company’s shareholders approved an amended and restated ALTEIP, increasing the number of shares of the Company’s common stock authorized for issuance to 5,300,000 new shares. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be awarded under the ALTEIP.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awarded PSUs and RSUs in 2012, 2011 and 2010. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and will vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued. The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model and is described in further detail below.

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

PSU Performance Goals. For 2012, 2011 and 2010, the Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. For the 2012-2014, 2011-2013 and 2010-2012 performance cycles, payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes.

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

Restricted Stock Units

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2011	1,211,199	$33.38
Grants	584,826	40.72
Vests	(571,008)	30.51
Forfeitures and adjustments	(19,002)	38.64

Shares outstanding at December 31, 2012	1,206,015	$38.22

The compensation expense recorded related to RSUs was $22,158, $20,100 and $13,928 for the years ended December 31, 2012, 2011 and 2010, respectively. The related total income tax benefit recognized was $7,746, $7,012 and $4,875 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average grant date fair value for RSUs granted in 2011 and 2010 was $38.05 and $34.46, respectively.

As of December 31, 2012, there was $18,378 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.14 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $23,177, $18,060 and $8,844, respectively.

Performance Share Units

A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2011	1,399,866	$29.08
Grants	407,506	41.68
Performance adjustment (1)	59,205	20.39
Vests	(649,537)	20.39
Forfeitures and adjustments	(12,657)	38.24

Performance share units outstanding, December 31, 2012	1,204,383	$37.51

(1)	Represents the change in shares issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

The compensation expense recorded related to PSUs was $14,045, $14,355 and $10,772 for the years ended December 31, 2012, 2011 and 2010, respectively. Portions of the compensation expense recorded during 2012, 2011 and 2010 were reversed in 2012 and 2011, respectively, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit recognized was $4,911, $5,005, and $3,770 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average grant date fair value for PSUs granted in 2011 and 2010 was $37.83 and $33.12, respectively.

As of December 31, 2012, there was $11,972 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.75 years. The total fair value of shares vested and issued during the year ended December 31, 2012 was $24,403. There were no PSUs vested and issued during the years ended December 31, 2011 and 2010.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the years ended December 31, 2012 and 2011 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the year ended December 31, 2012, 2011 and 2010 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2012	2011	2010
Expected volatility	30.18%	59.39%	60.16%
Expected term (years)	2.81	2.81	2.80
Risk free interest rate	0.42%	1.18%	1.30%

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, portions of their after-tax compensation in each offering period toward the purchase of shares of the Company’s common stock. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of the common stock on the first or last day of the offering period. Participants’ contributions are limited to a maximum contribution of $7.5 per offering period, or $15 per year.

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

In January 2013, the Company issued 107,535 shares at a discounted price of $31.23 for the offering period of July 1, 2012 through December 31, 2012. In January 2012, the Company issued 103,243 shares at a discounted price of $32.98 for the offering period of July 1, 2011 through December 31, 2011.

The compensation expense recorded related to the ESPP was $1,396, $1,306 and $1,707 for the years ended December 31, 2012, 2011 and 2010, respectively. The related income tax benefit for disqualified disposition was $157, $180 and $290 for the years ended December 31, 2012, 2011 and 2010, respectively.

The fair value of each award under the ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model and assumptions in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.

	For awards issued during the years ended December 31,
	2012	2011	2010
Expected volatility	25.26-36.77%	27.13-32.41%	30.84-55.94%
Risk free interest rates	0.06-0.10%	0.19-0.22%	0.18-0.33%
Dividend yield	1.72-1.95%	1.64-1.85%	1.97-2.46%
Expected term (years)	0.5	0.5	0.5

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

17. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2012	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	978,000	$39.50	978,000
February	528,000	43.37	528,000
March	912,000	41.47	912,000
April	912,800	39.58	912,800
May	1,062,000	34.58	1,062,000
June	2,581,021	33.83	2,581,021
July	1,444,639	34.52	1,444,639
August	180,000	34.78	180,000
September	1,449,000	37.07	1,449,000
October	852,000	39.15	852,000
November	0	0	0
December	0	0	0

Total	10,899,460	$36.95	10,899,460

On January 18, 2011, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On May 14, 2012, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $733,275 as of that date.

During the year ended December 31, 2012, the Company repurchased 10,899,460 shares of the Company’s outstanding common stock at a cost of $402,492, exclusive of commissions, leaving $502,900 remaining under the total repurchase authorization at December 31, 2012.

18. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following table summarizes those reclassification adjustments as of the dates indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reclassification of net realized gains on sales of securities included in net income, net of taxes	$27,503	$15,907	$26,544

Reclassification of net realized losses on sales of securities previously written down included in net income, net of taxes	$(77)	$(994)	$(1,034)

Reclassification of amortization of prior service cost included in net income, net of taxes	$15,155	$10,334	$9,820

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2012	2011	2010
Statutory net income
P&C companies	$371,520	$367,315	$473,191
Life companies	223,519	148,554	206,817

Total statutory net income	$595,039	$515,869	$680,008

	December 31,
	2012	2011
Statutory capital and surplus
P&C companies	$1,382,745	$1,227,075
Life companies	973,446	1,084,411

Total statutory capital and surplus	$2,356,191	$2,311,486

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2013 without regulatory approval is approximately $524,000. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

20. Retirement and Other Employee Benefits

Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan covering substantially all employees. This Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The qualified defined benefit pension plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2012, we contributed $50,000 in cash to the Assurant Pension Plan. We expect to contribute $50,000 in cash to the Assurant Pension Plan over the course of 2013. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company.

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

In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. On July 1, 2011, the Company terminated certain health care benefits for employees who did not qualify for “grandfathered” status and no longer offers these benefits to new hires. The Company contribution, plan design and other terms of the remaining benefits will not change for those grandfathered employees. The Company has the right to modify or terminate these benefits. Plan assets and benefit obligations are measured as of December 31, 2012.

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2012	2011	2010	2012	2011	2010
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(855,638)	$(749,284)	$(658,164)	$(75,702)	$(97,436)	$(83,553)
Service cost	(35,609)	(31,832)	(30,945)	(2,762)	(3,233)	(4,556)
Interest cost	(38,348)	(38,919)	(38,772)	(3,483)	(3,915)	(5,005)
Amendments	0	(1,865)	0	0	13,541	0
Actuarial loss	(60,106)	(73,449)	(56,952)	(6,288)	13,249	(6,050)
Benefits paid	33,529	39,711	35,549	1,998	2,092	1,728

Projected benefit obligation at end of year	$(956,172)	$(855,638)	$(749,284)	$(86,237)	$(75,702)	$(97,436)

Change in plan assets
Fair value of plan assets at beginning of year	$601,662	$533,867	$460,961	$42,073	$39,663	$36,546
Actual return on plan assets	81,896	56,965	63,877	5,576	4,502	4,845
Employer contributions	56,096	51,740	45,493	0	0	0
Benefits paid (including administrative expenses)	(34,678)	(40,910)	(36,464)	(1,998)	(2,092)	(1,728)

Fair value of plan assets at end of year	$704,976	$601,662	$533,867	$45,651	$42,073	$39,663

Funded status at end of year	$(251,196)	$(253,976)	$(215,417)	$(40,586)	$(33,629)	$(57,773)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2012, 2011 and 2010, the projected benefit obligations and the accumulated benefit obligations of Pension Benefits exceeded plan assets as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Fair value of plan assets	$704,976	$601,662	$533,867	$0	$0	$0	$704,976	$601,662	$533,867
Projected benefit obligation	(812,642)	(727,179)	(630,145)	(143,530)	(128,459)	(119,139)	(956,172)	(855,638)	(749,284)

Funded status at end of year	$(107,666)	$(125,517)	$(96,278)	$(143,530)	$(128,459)	$(119,139)	$(251,196)	$(253,976)	$(215,417)

Accumulated benefit obligation	$673,427	$604,763	$512,072	$122,573	$110,435	$102,518	$796,000	$715,198	$614,590

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

As of January 1, 2012, the Plan’s funded percentage was 126.9% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2012. The 2012 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2012. Due to the funding status of the Plan in 2012, no restrictions will exist before October 2013 (the time that the January 1, 2013 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2013, we do not anticipate any restrictions on benefits for the remainder of 2013.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2012	2011	2010	2012	2011	2010
Assets	$0	$0	$0	$0	$0	$0
Liabilities	$(251,196)	$(253,976)	$(215,417)	$(40,586)	$(33,629)	$(57,773)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2012	2011	2010	2012	2011	2010
Net loss	$(282,491)	$(286,535)	$(242,902)	$261	$3,741	$(10,763)
Prior service cost	(4,975)	(5,756)	(5,578)	7,035	7,968	(5,848)

	$(287,466)	$(292,291)	$(248,480)	$7,296	$11,709	$(16,611)

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost
Service cost	$35,609	$31,832	$30,945	$2,762	$3,233	$4,556
Interest cost	38,348	38,919	38,772	3,483	3,915	5,005
Expected return on plan assets	(40,064)	(40,698)	(38,069)	(2,768)	(2,957)	(2,685)
Amortization of prior service cost	781	795	970	(933)	275	1,483
Amortization of net loss (gain)	23,467	15,119	12,654	0	(290)	0
Curtailment (gain)/settlement loss	0	521	0	0	0	0

Net periodic benefit cost	$58,141	$46,488	$45,272	$2,544	$4,176	$8,359

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net loss	$19,423	$58,752	$32,059	$3,480	$(14,794)	$3,890
Amortization of prior service cost	(781)	(1,687)	(970)	933	(275)	(1,483)
Amortization of net (loss) gain	(23,467)	(15,119)	(12,654)	0	290	0
Prior service credit	0	1,865	0	0	(13,541)	0

Total recognized in accumulated other comprehensive income	$(4,825)	$43,811	$18,435	$4,413	$(28,320)	$2,407

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$53,316	$90,299	$63,707	$6,957	$(24,144)	$10,766

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

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $26,198 and $691, respectively. The prior service cost of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $933. There was no estimated net loss of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.12%	4.59%	5.44%	3.71%	4.40%	5.11%	4.12%	4.64%	5.55%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.59%	5.44%	5.94%	4.40%	5.11%	5.73%	4.64%	5.55%	6.06%
Expected long- term return on plan assets	6.75%	7.50%	7.50%	0%	0%	0%	6.75%	7.50%	7.50%

*	Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% – 9.30% for the Pension Benefits for the years ended December 31, 2012, 2011 and 2010.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2012, 2011 and 2010. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 189 bonds rated AA by either Moody’s or Standard & Poor’s with maturities between zero and thirty years. The discount rate for each Plan is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily, government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return on plan assets was 13.6% and 10.7% for the years ended December 31, 2012 and 2011, respectively.

The assumed health care cost trend rates used in measuring the accumulated benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2012	2011	2010
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	9.2%	9.8%	9.1%
Post-65 Non-reimbursement Plan	9.0%	9.5%	9.1%
Pre-65 Reimbursement Plan	9.2%	9.8%	9.1%
Post-65 Reimbursement Plan	9.2%	9.8%	9.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2028	2028	2028
Post-65 Non-reimbursement Plan	2028	2028	2028
Pre-65 Reimbursement Plan	2028	2028	2028
Post-65 Reimbursement Plan	2028	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2012	2011	2010
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$44	$62	$52
Effect on postretirement benefit obligation	727	863	695
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(66)	$(91)	$(67)
Effect on postretirement benefit obligation	(1,031)	(1,196)	(838)

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

In 2012, 8% of the Plans’ assets were allocated to Mesirow Institutional Multi-Strategy Fund, L.P. (“MIMSF”). MIMSF is a multi-strategy product for U.S. tax-exempt investors subject to ERISA. MIMSF allocates to five primary sub-strategies including hedged equity, credit, event, relative value and multi-strategy. Allocations to these sub-strategies will shift over time depending upon MIMSF’s investment outlook. MIMSF is managed to be broadly diversified in terms of both strategy and manager exposures.

In 2012, approximately less than 1% of the Plan’s assets are allocated to Private Equity Partners XI Limited Partnership (“PEP XI”). PEP XI is a global diversified private equity fund-of-funds providing broad exposure to partnership investments across a diverse set of strategies such as leveraged buyouts, growth capital, venture capital, turnaround, and industry-focused investments. PEP XI expects to allocate approximately 75% of capital available for investment to partnership investments and up to 25% to direct and secondary investments, of which secondary investments are not expected to exceed 10% of funds available.

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted the current target asset allocation. The allocation is consistent with 2011.

	The Plans’ Asset Allocation Percentages
Financial Assets	Low	Target (2)	High
Equity securities (1):
Common stock- U.S. listed small cap	5.0%	7.5%	10.0%
Mutual fund- U.S. listed large cap	22.0%	27.0%	32.0%
Common/collective trust- foreign listed	5.0%	7.5%	10.0%
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	8.0%	10.5%	13.0%
Corporate- U.S & foreign investment grade	29.5%	32.0%	34.5%
Corporate- U.S & foreign high yield	5.0%	7.5%	10.0%
Investment fund:
Multi-strategy hedge fund	5.5%	8.0%	10.5%

(1)	The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. Current target asset allocations for equity securities include allocations for investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds, during 2012. Amounts allocated for these investments are included in the equity securities caption of the fair value hierarchy at December 31, 2012, provided in the section above.
(2)	It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2012, 48.1% of plan assets were invested in fixed maturity securities and 14.7%, 11.8% and 8.3% of those securities were concentrated in the financial, communications and consumer non-cyclical industries, with no exposure to any single creditor in excess of 6.1%, 8.6% and 10.4% of those industries, respectively. As of December 31, 2012, 41.0% of plan assets were invested in equity securities and 58.4% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2012 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2012
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$18,288		$0	$18,288	$0
Equity securities:
Common stock- U.S. listed small cap	53,327		53,327	0	0
Mutual funds- U.S. listed large cap	168,933		168,933	0	0
Common/collective trust- foreign listed	67,065		0	67,065	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	96,622		0	96,622	0
Corporate- U.S & foreign investment grade	202,434		0	202,434	0
Corporate- U.S & foreign high yield	40,346		0	40,346	0
Investment fund:
Multi-strategy hedge fund	54,333		0	0	54,333
Private equity	65		0	0	65
Derivatives:
Interest rate swap	14,622		0	14,622	0

Total financial assets	$716,035	(1)	$222,260	$439,377	$54,398

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2012
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$1,185		$0	$1,185	$0
Equity securities:
Common stock- U.S. listed small cap	3,453		3,453	0	0
Mutual funds- U.S. listed large cap	10,939		10,939	0	0
Common/collective trust- foreign listed	4,343		0	4,343	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6,257		0	6,257	0
Corporate- U.S & foreign investment grade	13,109		0	13,109	0
Corporate- U.S & foreign high yield	2,613		0	2,613	0
Investment fund:
Multi-strategy hedge fund	3,518		0	0	3,518
Private equity	4		0	0	4
Derivatives:
Interest rate swap	947		0	947	0

Total financial assets	$46,368	(1)	$14,392	$28,454	$3,522

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2011 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2011
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$20,235		$0	$20,235	$0
Equity securities:
Common stock- U.S. listed small cap	46,983		46,983	0	0
Mutual funds- U.S. listed large cap	142,337		142,337	0	0
Common/collective trust- foreign listed	45,466		0	45,466	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	90,872		0	90,872	0
Corporate- U.S & foreign investment grade	177,043		0	177,043	0
Corporate- U.S & foreign high yield	35,924		0	35,924	0
Investment fund:
Multi-strategy hedge fund	43,200		0	0	43,200
Private equity	144		0	0	144
Derivatives:
Interest rate swap	16,089		0	16,089	0

Total financial assets	$618,293	(1)	$189,320	$385,629	$43,344

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2011
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$1,415		$0	$1,415	$0
Equity securities:
Common stock- U.S. listed small cap	3,286		3,286	0	0
Mutual funds- U.S. listed large cap	9,953		9,953	0	0
Common/collective trust- foreign listed	3,179		0	3,179	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6,355		0	6,355	0
Corporate- U.S & foreign investment grade	12,380		0	12,380	0
Corporate- U.S & foreign high yield	2,512		0	2,512	0
Investment fund:
Multi-strategy hedge fund	3,021		0	0	3,021
Private equity	10		0	0	10
Derivatives:
Interest rate swap	1,125		0	1,125	0

Total financial assets	$43,236	(1)	$13,239	$26,966	$3,031

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The following table for the Company’s qualified pension plan and retirement health benefit plan summarizes the change in fair value associated with the MIMSF and PEP XI, the only Level 3 financial assets.

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2011	$43,344	$3,031
Actual return on plan assets and plan expenses	11,054	491

Ending balance at December 31, 2012	$54,398	$3,522

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2012, the application of the valuation technique applied to similar assets has been consistent.

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

The Company expects to contribute up to $50,000 to its qualified pension plan in 2013. No contributions are expected to be made to the retirement health benefit plan in 2013.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2013	$40,926	$2,816
2014	43,723	3,097
2015	68,015	3,429
2016	51,108	3,819
2017	53,691	4,224
2018-2021	330,292	27,499

Total	$587,755	$44,884

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $37,237, $33,337 and $33,043 in 2012, 2011, and 2010, respectively.

21. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides debt protection administration, credit-related insurance, warranties and service contracts, and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance, and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker (“CODM”) makes operating decisions and assesses performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. See Note 2 for further information.

The following tables summarize selected financial information by segment for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,579,220	$2,054,041	$1,589,459	$1,014,264	$0	$7,236,984
Net investment income	396,681	103,327	64,308	128,485	20,327	713,128
Net realized gains on investments	0	0	0	0	64,353	64,353
Amortization of deferred gain on disposal of businesses	0	0	0	0	18,413	18,413
Fees and other income	314,072	98,621	30,518	28,468	3,713	475,392

Total revenues	3,289,973	2,255,989	1,684,285	1,171,217	106,806	8,508,270

Benefits, losses and expenses
Policyholder benefits	840,133	949,157	1,174,108	693,067	(1,061)	3,655,404
Amortization of deferred acquisition costs and value of business acquired	1,050,585	326,466	441	25,721	2	1,403,215
Underwriting, general and administrative expenses	1,217,401	517,822	420,629	364,321	111,421	2,631,594
Interest expense	0	0	0	0	60,306	60,306

Total benefits, losses and expenses	3,108,119	1,793,445	1,595,178	1,083,109	170,668	7,750,519

Segment income (loss) before provision (benefit) for income taxes	181,854	462,544	89,107	88,108	(63,862)	757,751
Provision (benefit) for income taxes	58,101	157,593	37,107	30,049	(8,804)	274,046

Net income	$123,753	$304,951	$52,000	$58,059	$(55,058)	$483,705

Segment Assets:
Segment assets, excluding goodwill	$12,342,077	$4,207,746	$882,731	$2,366,097	$8,507,242	$28,305,893

Goodwill						640,714

Total assets						$28,946,607

	Year Ended December 31, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,438,407	$1,904,638	$1,718,300	$1,064,023	$0	$7,125,368
Net investment income	393,575	103,259	45,911	129,640	17,147	689,532
Net realized gains on investments	0	0	0	0	32,580	32,580
Amortization of deferred gain on disposal of businesses	0	0	0	0	20,461	20,461
Fees and other income	265,204	79,337	34,635	25,382	305	404,863

Total revenues	3,097,186	2,087,234	1,798,846	1,219,045	70,493	8,272,804

Benefits, losses and expenses
Policyholder benefits	847,254	857,223	1,271,060	767,723	6,474	3,749,734
Amortization of deferred acquisition costs and value of business acquired	1,002,995	299,657	605	24,531	0	1,327,788
Underwriting, general and administrative expenses	1,034,685	470,169	460,041	361,541	102,359	2,428,795
Interest expense	0	0	0	0	60,360	60,360

Total benefits, losses and expenses	2,884,934	1,627,049	1,731,706	1,153,795	169,193	7,566,677

Segment income (loss) before provision (benefit) for income taxes and goodwill impairment	212,252	460,185	67,140	65,250	(98,700)	706,127
Provision (benefit) for income taxes	76,202	156,462	26,254	22,175	(113,922)	167,171

Net income	$136,050	$303,723	$40,886	$43,075	$15,222	$538,956

Segment Assets:
Segment assets, excluding goodwill	$11,333,833	$3,387,027	$1,067,423	$2,477,192	$8,115,290	$26,380,765

Goodwill						639,097

Total assets						$27,019,862

	Year Ended December 31, 2010
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums and other considerations	$2,484,299	$1,953,223	$1,864,122	$1,101,395	$0	$7,403,039
Net investment income	397,297	107,092	48,540	132,388	17,873	703,190
Net realized gains on investments	0	0	0	0	48,403	48,403
Amortization of deferred gain on disposal of businesses	0	0	0	0	10,406	10,406
Fees and other income	228,052	69,147	40,133	25,152	200	362,684

Total revenues	3,109,648	2,129,462	1,952,795	1,258,935	76,882	8,527,722

Benefits, losses and expenses
Policyholder benefits	884,405	684,653	1,302,929	766,050	(2,038)	3,635,999
Amortization of deferred acquisition costs and value of business acquired	1,054,776	317,961	5,577	23,255	0	1,401,569
Underwriting, general and administrative expenses	1,004,469	479,659	558,182	372,482	101,830	2,516,622
Interest expense	0	0	0	0	60,646	60,646

Total benefits, losses and expenses	2,943,650	1,482,273	1,866,688	1,161,787	160,438	7,614,836

Segment income (loss) before provision (benefit) for income taxes and goodwill impairment	165,998	647,189	86,107	97,148	(83,556)	912,886
Provision (benefit) for income taxes	64,465	222,658	31,233	33,596	(24,054)	327,898

Segment income (loss) before goodwill impairment	101,533	424,531	54,874	63,552	(59,502)	584,988
Goodwill impairment	0	0	0	0	306,381	306,381

Net income	$101,533	$424,531	$54,874	$63,552	$(365,883)	$278,607

Segment Assets:
Segment assets, excluding goodwill	$10,890,210	$3,145,280	$1,046,662	$2,482,523	$8,161,047	$25,725,722

Goodwill						619,779

Total assets						$26,345,501

The Company operates primarily in the United States and Canada, but also in select international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long- lived assets
2012
United States	$7,382,252	$243,434
Foreign countries	1,126,018	7,543

Total	$8,508,270	$250,977

2011
United States	$7,233,475	$235,031
Foreign countries	1,039,329	7,877

Total	$8,272,804	$242,908

2010
United States	$7,539,514	$258,777
Foreign countries	988,208	8,392

Total	$8,527,722	$267,169

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. The Company has no reportable major customers.

The Companies net earned premiums and other considerations by segment and product are as follows:

	2012	2011	2010
Solutions:
Credit	$590,843	$564,411	$535,832
Service contracts	1,816,785	1,694,363	1,750,891
Preneed	80,978	101,722	130,558
Other	90,614	77,911	67,018

Total	$2,579,220	$2,438,407	$2,484,299

Specialty Property:
Homeowners (lender-placed and voluntary)	$1,418,061	$1,274,485	$1,342,791
Manufactured housing (lender-placed and voluntary)	207,675	216,613	220,309
Other	428,305	413,540	390,123

Total	$2,054,041	$1,904,638	$1,953,223

Health:
Individual	$1,178,878	$1,251,447	$1,375,005
Small employer group markets	410,581	466,853	489,117

Total	$1,589,459	$1,718,300	$1,864,122

Employee Benefits:
Group dental	$394,413	$412,339	$420,439
Group disability	409,757	449,293	488,411
Group life	188,246	193,914	191,892
Group vision and supplemental products	21,848	8,477	653

Total	$1,014,264	$1,064,023	$1,101,395

22. Earnings per common share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Years Ended December 31,
	2012	2011	2010
Numerator
Net income	$483,705	$538,956	$278,607
Deduct dividends paid	(69,393)	(67,385)	(69,618)

Undistributed earnings	$414,312	$471,571	$208,989

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	84,276,427	96,626,306	110,632,551
Incremental common shares from :
PSUs	786,088	870,961	496,856
SARs	133,405	192,756	219,323
ESPP	111,145	105,286	124,484

Weighted average shares used in diluted earnings per share calculations	85,307,065	97,795,309	111,473,214

Earnings per common share—Basic
Distributed earnings	$0.81	$0.70	$0.63
Undistributed earnings	4.93	4.88	1.89

Net income	$5.74	$5.58	$2.52

Earnings per common share—Diluted
Distributed earnings	$0.81	$0.69	$0.62
Undistributed earnings	4.86	4.82	1.88

Net income	$5.67	$5.51	$2.50

Average SARs totaling 2,094,251 and 3,053,101 for the years ended December 31, 2011 and 2010, respectively, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. No SARs were anti-dilutive for the year ended December 31, 2012.

Average PSUs totaling 156 for the year ended December 31, 2012 were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding for the years ended December 31, 2011 and 2010.

23. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2012
Total revenues	$2,072,924	$2,129,290	$2,145,080	$2,160,976
Income before provision for income taxes	249,648	264,661	208,619	34,823
Net income	163,260	169,170	126,288	24,987
Basic per share data:
Income before provision for income taxes	$2.81	$3.07	$2.54	$.44
Net income	$1.84	$1.96	$1.54	$.31
Diluted per share data:
Income before provision for income taxes	$2.77	$3.04	$2.51	$.43
Net income	$1.81	$1.94	$1.52	$.31

	March 31	June 30	September 30	December 31
2011
Total revenues	$2,036,671	$2,062,887	$2,061,715	$2,111,531
Income before provision for income taxes	214,426	130,642	112,423	248,636
Net income	140,751	165,016	74,037	159,152
Basic per share data:
Income before provision for income taxes	$2.12	$1.34	$1.18	$2.69
Net income	$1.39	$1.69	$0.78	$1.72
Diluted per share data:
Income before provision for income taxes	$2.10	$1.32	$1.17	$2.65
Net income	$1.38	$1.67	$0.77	$1.70

During the fourth quarter of 2012, the Company recorded reportable catastrophe losses of $134,950 (after-tax) related to Superstorm Sandy in the Assurant Specialty Property segment. Additionally, during the fourth quarter of 2012, the company took a non-cash charge of $20,419 (after-tax) for the impairment of certain other intangible assets in the Assurant Solutions segment.

During the third quarter of 2011, the Company recorded reportable catastrophe losses of $52,323 (after-tax) in the Assurant Specialty Property segment.

24. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2012, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2013	$26,184
2014	23,170
2015	20,622
2016	13,932
2017	9,379
Thereafter	18,409

Total minimum future lease payments	$111,696

Rent expense was $29,644, $29,440 and $39,700 for 2012, 2011 and 2010, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $19,760 and $24,296 of letters of credit outstanding as of December 31, 2012 and 2011, respectively.

In February 2012, the Company and two of its insurance company subsidiaries (American Security Insurance Company and American Bankers Insurance Company of Florida) received subpoenas from the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business and related document retention practices. In response to the subpoenas, depositions were conducted in late February involving designated witnesses for the Company and the subsidiaries. In March 2012, the Company received an additional request from the NYDFS for further information relating to the Company’s lender-placed insurance program in New York and responded in April. Along with other companies in the industry, the Company participated in public hearings conducted by the NYDFS in mid-May. The Company was subsequently served with an order by the NYDFS requiring the Company to propose and justify amended rates for its lender-placed insurance products sold in the State of New York by July 6, 2012. The Company submitted a response to the order and has since engaged in discussions with the NYDFS and provided additional information concerning the Company’s lender-placed insurance program in the State of New York. The Company’s discussions with the NYDFS are continuing.

For additional information on the potential effects of the outcome of the Company’s discussions with the NYDFS and the potential effects of actions that may be taken by other states, please refer to “Item 1A—Risk Factors” in this report.

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

Assurant, Inc.

at December 31, 2012

Schedule I—Summary of Investments Other–Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$633,329	$641,924	$641,924
States, municipalities and political subdivisions	800,592	907,056	907,056
Foreign governments	672,671	753,408	753,408
Asset-backed	27,182	28,197	28,197
Commercial mortgage-backed	64,344	69,883	69,883
Residential mortgage-backed	714,628	771,057	771,057
Corporate	7,815,968	9,000,113	9,000,113

Total fixed maturity securities	10,728,714	12,171,638	12,171,638

Equity securities:
Common stocks	14,707	18,950	18,950
Non-redeemable preferred stocks	407,996	456,856	456,856

Total equity securities	422,703	475,806	475,806

Commercial mortgage loans on real estate, at amortized cost	1,311,682	1,468,723	1,311,682
Policy loans	52,938	52,938	52,938
Short-term investments	300,925	300,925	300,925
Collateral held/pledged under securities agreements	94,714	94,729	94,729
Other investments	568,600	568,600	568,600

Total investments	$13,480,276	$15,133,359	$14,976,318

Assurant, Inc.

Schedule II—Condensed Balance Sheet (Parent Only)

	December 31,
	2012	2011
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$5,288,605	$5,001,093
Fixed maturity securities available for sale, at fair value (amortized cost—$648,399 in 2012 and $334,115 in 2011)	656,398	335,614
Equity securities available for sale, at fair value (amortized cost—$15,701 in 2012 and $9,929 in 2011)	18,720	11,194
Short-term investments	5,082	4,827
Other investments	72,688	65,825

Total investments	6,041,493	5,418,553

Cash and cash equivalents	197,938	497,489
Receivable from subsidiaries, net	31,103	29,442
Income tax receivable	1,400	5,948
Accrued investment income	2,220	2,899
Property and equipment, at cost less accumulated depreciation	128,155	118,191
Deferred income taxes, net	157,599	164,577
Other intangible assets, net	10,496	12,303
Other assets	21,341	23,445

Total assets	$6,591,745	$6,272,847

Liabilities
Accounts payable and other liabilities	$433,980	$426,619
Debt	972,399	972,278

Total liabilities	1,406,379	1,398,897

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 78,664,029 and 88,524,374 shares outstanding at December 31, 2012 and 2011, respectively	1,474	1,464
Additional paid-in capital	3,052,454	3,025,477
Retained earnings	4,001,096	3,586,784
Accumulated other comprehensive income	830,403	557,576
Treasury stock, at cost; 68,332,638 and 57,433,178 shares at December 31, 2012 and 2011, respectively	(2,700,061)	(2,297,351)

Total stockholders’ equity	5,185,366	4,873,950

Total liabilities and stockholders’ equity	$6,591,745	$6,272,847

Assurant, Inc.

Schedule II—Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues
Net investment income	$8,428	$4,496	$3,633
Net realized gains (losses) on investments	7,464	(6,119)	1,468
Fees and other income	92,320	88,183	94,214
Equity in undistributed net income of subsidiaries	601,356	576,500	418,506

Total revenues	709,568	663,060	517,821

Expenses
General and administrative expenses	188,457	176,872	182,066
Interest expense	60,308	60,357	60,646
Goodwill impairment	0	0	37,000

Total expenses	248,765	237,229	279,712

Income before benefit for income taxes	460,803	425,831	238,109
Benefit for income taxes	22,902	113,125	40,498

Net income	$483,705	$538,956	$278,607

Assurant, Inc.

Schedule II—Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Operating Activities
Net income	$483,705	$538,956	$278,607
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(601,356)	(576,500)	(418,506)
Dividends received from subsidiaries	524,508	432,258	557,000
Change in receivables	(1,035)	(674)	(995)
Change in income taxes	10,903	4,186	4,792
Change in tax valuation allowance	(682)	(67,448)	(5,610)
Change in accounts payable and other liabilities	19,330	(18,437)	6,890
Change in securities classified as trading	(6,862)	13,305	(2,237)
Depreciation and amortization	34,471	39,523	40,221
Net realized (gains) losses on investments	(7,464)	6,119	(1,468)
Change in tax benefit from share-based payment arrangements	(1,728)	3,267	6,712
Stock based compensation expense	37,589	36,888	34,591
Goodwill impairment	0	0	37,000
Other	(11,034)	(6,429)	6,567

Net cash provided by operating activities	480,345	405,014	543,564

Investing Activities
Sales of:
Equity securities available for sale	11,756	0	0
Property and equipment and other	552	3,746	214
Other invested assets	0	11,408	0
Subsidiary	2,231	0	0
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	482,699	307,025	93,298
Purchases of:
Fixed maturity securities available for sale	(793,938)	(324,346)	(335,945)
Equity securities available for sale	(17,329)	(5,291)	(4,638)
Property and equipment and other	(40,750)	(21,055)	(29,152)
Other invested assets	(1)	(15,810)	(4,642)
Subsidiary	(3,500)	0	0
Capital contributed to subsidiaries	(9,000)	(7,000)	(50,000)
Return of capital contributions from subsidiaries	67,500	92,000	323,200
Change in short-term investments	(255)	3,329	(4,904)

Net cash (used in) provided by investing activities	(300,035)	44,006	(12,569)

Financing Activities
Repayment of mandatorily redeemable preferred stock	0	(5,000)	(3,160)
Change in tax benefit from share-based payment arrangements	1,728	(3,267)	(6,712)
Acquisition of common stock	(412,196)	(532,011)	(522,546)
Dividends paid	(69,393)	(67,385)	(69,618)
Change in receivables under securities loan agreements	0	14,370	(14,370)
Change in obligations to return borrowed securities	0	(14,281)	14,281

Net cash used in financing activities	(479,861)	(607,574)	(602,125)
Effect of exchange rate changes on cash and cash equivalents	0	(339)	326

Change in cash and cash equivalents	(299,551)	(158,893)	(70,804)
Cash and cash equivalents at beginning of period	497,489	656,382	727,186

Cash and cash equivalents at end of period	$197,938	$497,489	$656,382

Assurant, Inc.

for the years ended December 31, 2012, 2011 & 2010

Schedule III—Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue and other considerations	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other* operating expenses	Property and Casualty Premiums Written
(in thousands)
2012
Solutions	$2,656,113	$4,964,453	$4,412,075	$296,569	$2,579,220	$396,681	$840,133	$1,041,627	$1,226,360	$580,987
Specialty Property	183,733	2,843	1,616,467	1,035,713	2,054,041	103,327	949,157	326,466	517,822	2,180,538
Employee Benefits	18,762	32,158	10,853	1,554,203	1,014,264	128,485	693,067	25,721	364,322	0
Health	2,555	90,568	121,768	268,992	1,589,459	64,308	1,174,108	440	420,629	0
Corporate and Other	0	3,423,483	31,097	805,113	0	20,327	(1,061)	0	111,422	0

Total segments	$2,861,163	$8,513,505	$6,192,260	$3,960,590	$7,236,984	$713,128	$3,655,404	$1,394,254	$2,640,555	$2,761,525

2011
Solutions	$2,284,078	$4,774,199	$3,804,514	$305,086	$2,438,407	$393,575	$847,254	$991,842	$1,045,839	$493,753
Specialty Property	192,328	3,400	1,485,538	435,589	1,904,638	103,259	857,223	299,656	470,169	1,985,508
Employee Benefits	15,552	3,157	11,388	1,666,985	1,064,023	129,640	767,723	24,531	361,541	0
Health	899	87,654	146,812	292,243	1,718,300	45,911	1,271,060	606	460,041	0
Corporate and Other	0	3,490,796	33,765	737,216	0	17,147	6,474	0	102,358	0

Total segments	$2,492,857	$8,359,206	$5,482,017	$3,437,119	$7,125,368	$689,532	$3,749,734	$1,316,635	$2,439,948	$2,479,261

2010
Solutions	$2,172,877	$4,673,531	$3,533,667	$336,092	$2,484,299	$397,297	$884,404	$1,042,251	$1,016,995	$504,132
Specialty Property	178,011	3,390	1,365,986	368,670	1,953,223	107,092	684,652	317,961	479,661	1,879,622
Employee Benefits	13,790	767	11,570	1,690,639	1,101,395	132,388	766,049	23,255	372,484	0
Health	1,505	89,455	113,694	313,846	1,864,122	48,540	1,302,927	5,576	558,184	0
Corporate and Other	0	3,433,895	39,082	641,922	0	17,873	(2,033)	0	408,205	0

Total segments	$2,366,183	$8,201,038	$5,063,999	$3,351,169	$7,403,039	$703,190	$3,635,999	$1,389,043	$2,835,529	$2,383,754

*	Includes amortization of value of business acquired, underwriting, general and administration expenses and goodwill impairment.

Assurant, Inc.

for the year ended December 31, 2012

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$98,994,909	$29,266,410	$8,009,353	$77,737,852	10.3%

Premiums:
Life insurance	$761,358	$383,099	$37,730	$415,989	9.1%
Accident and health insurance	3,139,487	684,302	177,755	2,632,940	6.8%
Property and liability insurance	5,379,082	1,266,238	75,211	4,188,055	1.8%

Total earned premiums	$9,279,927	$2,333,639	$290,696	$7,236,984	4.0%

Benefits:
Life insurance	$737,543	$371,629	$29,007	$394,921	7.3%
Accident and health insurance	1,962,716	319,062	142,441	1,786,095	8.0%
Property and liability insurance	2,361,663	917,089	29,814	1,474,388	2.0%

Total policyholder benefits	$5,061,922	$1,607,780	$201,262	$3,655,404	5.5%

Assurant, Inc.

for the year ended December 31, 2011

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$101,324,797	$29,186,645	$12,534,422	$84,672,574	14.8%

Premiums:
Life insurance	$825,245	$409,687	$27,439	$442,997	6.2%
Accident and health insurance	3,319,177	713,891	214,201	2,819,487	7.6%
Property and liability insurance	4,993,805	1,209,249	78,328	3,862,884	2.0%

Total earned premiums	$9,138,227	$2,332,827	$319,968	$7,125,368	4.5%

Benefits:
Life insurance	$803,245	$410,431	$40,545	$433,359	9.4%
Accident and health insurance	2,226,139	455,413	180,119	1,950,845	9.2%
Property and liability insurance	1,698,744	370,537	37,323	1,365,530	2.7%

Total policyholder benefits	$4,728,128	$1,236,381	$257,987	$3,749,734	6.9%

Assurant, Inc.

for the year ended December 31, 2010

Schedule IV—Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$105,271,898	$31,248,115	$6,669,191	$80,692,974	8.3%

Premiums:
Life insurance	$858,850	$420,856	$19,027	$457,021	4.2%
Accident and health insurance	3,495,567	761,822	234,818	2,968,563	7.9%
Property and liability	4,951,590	1,045,392	71,257	3,977,455	1.8%

Total earned premiums	$9,306,007	$2,228,070	$325,102	$7,403,039	4.4%

Benefits:
Life insurance	$785,418	$416,350	$35,063	$404,131	8.7%
Accident and health insurance	2,799,682	1,010,074	193,506	1,983,114	9.8%
Property and liability	1,511,305	268,387	5,836	1,248,754	0.5%

Total policyholder benefits	$5,096,405	$1,694,811	$234,405	$3,635,999	6.4%

Assurant, Inc.

as of December 31, 2012, 2011 and 2010

Schedule V—Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2012:
Valuation allowance for foreign NOL deferred tax carryforward	$9,471	$3,620	$0	$0	$13,091
Valuation allowance for deferred tax assets	683	(683)	0	0	0
Valuation allowance for mortgage loans on real estate	10,410	(3,328)	0	85	6,997
Valuation allowance for uncollectible agents balances	13,352	2,165	109	873	14,753
Valuation allowance for uncollectible accounts	14,355	3,001	(304)	434	16,618
Valuation allowance for reinsurance recoverables	10,633	0	0	0	10,633

Total	$58,904	$4,775	$(195)	$1,392	$62,092

2011:
Valuation allowance for foreign NOL deferred tax carryforward	$9,969	$(498)	$0	$0	$9,471
Valuation allowance for deferred tax assets	80,769	(80,086)	0	0	683
Valuation allowance for mortgage loans on real estate	32,838	(336)	0	22,092	10,410
Valuation allowance for uncollectible agents balances	13,171	722	163	704	13,352
Valuation allowance for uncollectible accounts	19,957	(829)	(3)	4,770	14,355
Valuation allowance for reinsurance recoverables	15,635	356	57	5,415	10,633

Total	$172,339	$(80,671)	$217	$32,981	$58,904

2010:
Valuation allowance for foreign NOL deferred tax carryforward	$6,834	$3,135	$0	$0	$9,969
Valuation allowance for deferred tax assets	74,854	5,915	0	0	80,769
Valuation allowance for mortgage loans on real estate	16,129	16,709	0	0	32,838
Valuation allowance for uncollectible agents balances	11,636	3,194	54	1,713	13,171
Valuation allowance for uncollectible accounts	13,644	7,788	97	1,572	19,957
Valuation allowance for reinsurance recoverables	6,253	9,266	116	0	15,635

Total	$129,350	$46,007	$267	$3,285	$172,339