Form 10-Q
period 2013-03-31
ASSURANT INC
filed 2013-05-01
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock outstanding at April 26, 2013 was 76,991,219.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc. Consolidated Balance Sheets (unaudited) At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,791,996 in 2013 and $10,728,714 in 2012)	$12,143,800	$12,171,638
Equity securities available for sale, at fair value (cost - $403,954 in 2013 and $422,703 in 2012)	475,765	475,806
Commercial mortgage loans on real estate, at amortized cost	1,290,003	1,311,682
Policy loans	52,939	52,938
Short-term investments	239,782	300,925
Collateral held/pledged under securities agreements	94,629	94,729
Other investments	585,850	568,600

Total investments	14,882,768	14,976,318

Cash and cash equivalents	1,604,625	909,404
Premiums and accounts receivable, net	890,900	830,027
Reinsurance recoverables	5,866,488	6,141,737
Accrued investment income	162,671	149,032
Deferred acquisition costs	2,887,051	2,861,163
Property and equipment, at cost less accumulated depreciation	250,481	250,796
Tax receivable	9,167	32,740
Goodwill	638,621	640,714
Value of business acquired	59,943	62,109
Other intangible assets, net	296,102	262,994
Other assets	120,731	97,700
Assets held in separate accounts	1,811,992	1,731,873

Total assets	$29,481,540	$28,946,607

See the accompanying notes to the consolidated financial statements

Assurant, Inc. Consolidated Balance Sheets (unaudited) At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(in thousands except number of shares and per share amounts)
Liabilities
Future policy benefits and expenses	$8,506,669	$8,513,505
Unearned premiums	6,174,246	6,192,260
Claims and benefits payable	3,638,290	3,960,590
Commissions payable	345,865	339,680
Reinsurance balances payable	97,854	103,808
Funds held under reinsurance	60,905	61,413
Deferred gain on disposal of businesses	111,528	115,620
Obligation under securities agreements	94,611	94,714
Accounts payable and other liabilities	1,582,950	1,514,091
Deferred income taxes, net	179,502	161,288
Debt	1,670,523	972,399
Liabilities related to separate accounts	1,811,992	1,731,873

Total liabilities	24,274,935	23,761,241

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 78,440,357 and 78,664,029 shares outstanding at March 31, 2013 and December 31, 2012, respectively	1,478	1,474
Additional paid-in capital	3,051,639	3,052,454
Retained earnings	4,102,087	4,001,096
Accumulated other comprehensive income	778,029	830,403
Treasury stock, at cost; 68,932,638 and 68,332,638 shares at March 31, 2013 and December 31, 2012, respectively	(2,726,628)	(2,700,061)

Total stockholders’ equity	5,206,605	5,185,366

Total liabilities and stockholders’ equity	$29,481,540	$28,946,607

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$1,850,448	$1,777,061
Net investment income	165,985	172,295
Net realized gains on investments, excluding other-than-temporary impairment losses	13,038	9,383
Total other-than-temporary impairment losses	0	(1,936)
Portion of net loss recognized in other comprehensive income, before taxes	0	97

Net other-than-temporary impairment losses recognized in earnings	0	(1,839)
Amortization of deferred gain on disposal of businesses	4,092	4,621
Fees and other income	117,060	111,403

Total revenues	2,150,623	2,072,924

Benefits, losses and expenses
Policyholder benefits	857,361	856,358
Amortization of deferred acquisition costs and value of business acquired	382,789	341,758
Underwriting, general and administrative expenses	688,971	610,084
Interest expense	15,078	15,076

Total benefits, losses and expenses	1,944,199	1,823,276

Income before provision for income taxes	206,424	249,648
Provision for income taxes	88,644	86,388

Net income	$117,780	$163,260

Earnings Per Share
Basic	$1.47	$1.84
Diluted	$1.46	$1.81
Dividends per share	$0.21	$0.18
Share Data
Weighted average shares outstanding used in basic per share calculations	79,984,576	88,772,845
Plus: Dilutive securities	962,073	1,296,252

Weighted average shares used in diluted per share calculations	80,946,649	90,069,097

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$117,780	$163,260

Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $26,304 and $(9,442), respectively	(50,112)	18,196
Change in other-than-temporary impairment gains, net of taxes of $(1,402) and $(1,596), respectively	2,605	2,965
Changes in foreign currency translation, net of taxes of $2,564 and $(2,683), respectively	(10,317)	14,741
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(2,934) and $(2,012), respectively	5,450	3,738

Total other comprehensive (loss) income	(52,374)	39,640

Total comprehensive income	$65,406	$202,900

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2012 through March 31, 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2012	$1,474	$3,052,454	$4,001,096	$830,403	$(2,700,061)	$5,185,366
Stock plan exercises	4	(4,081)	0	0	0	(4,077)
Stock plan compensation expense	0	7,678	0	0	0	7,678
Change in tax benefit from share-based payment arrangements	0	(4,412)	0	0	0	(4,412)
Dividends	0	0	(16,789)	0	0	(16,789)
Acquisition of common stock	0	0	0	0	(26,567)	(26,567)
Net income	0	0	117,780	0	0	117,780
Other comprehensive loss	0	0	0	(52,374)	0	(52,374)

Balance, March 31, 2013	$1,478	$3,051,639	$4,102,087	$778,029	$(2,726,628)	$5,206,605

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$51,681	$1,021

Investing activities
Sales of:
Fixed maturity securities available for sale	675,395	417,798
Equity securities available for sale	59,160	50,373
Other invested assets	11,496	6,797
Property and equipment and other	42	1,811
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	204,783	290,834
Commercial mortgage loans on real estate	37,662	15,789
Purchases of:
Fixed maturity securities available for sale	(976,579)	(739,677)
Equity securities available for sale	(42,363)	(54,043)
Commercial mortgage loans on real estate	(17,328)	(20,260)
Other invested assets	(22,510)	(6,528)
Property and equipment and other	(11,712)	(7,126)
Change in short-term investments	63,414	61,650
Change in policy loans	(74)	(46)
Change in collateral held/pledged under securities agreements	103	1,204

Net cash (used in) provided by investing activities	(18,511)	18,576

Financing activities
Issuance of debt	698,093	0
Change in tax benefit from share-based payment arrangements	(4,412)	(1,526)
Acquisition of common stock	(6,617)	(103,629)
Dividends paid	(16,789)	(15,941)
Change in obligation under securities agreements	(103)	(1,204)

Net cash provided by (used in) financing activities	670,172	(122,300)

Effect of exchange rate changes on cash and cash equivalents	(8,121)	805

Change in cash and cash equivalents	695,221	(101,898)
Cash and cash equivalents at beginning of period	909,404	1,166,713

Cash and cash equivalents at end of period	$1,604,625	$1,064,815

See the accompanying notes to the consolidated financial statements

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

1. Nature of Operations

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

The interim financial data as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2013 presentation.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3. Recent Accounting Pronouncements

Not Yet Adopted

In July 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the other expenses guidance to address how health insurers should recognize and classify fees mandated by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Affordable Care Act”) in their statements of operations. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014. The Company is currently evaluating the requirements of the amendments and the potential impact on the Company’s financial position and results of operations.

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$520,252	$8,003	$(170)	$528,085	$0
States, municipalities and political subdivisions	793,252	102,655	(20)	895,887	0
Foreign governments	647,656	73,235	(1,559)	719,332	0
Asset-backed	13,417	1,364	(164)	14,617	1,155
Commercial mortgage-backed	61,005	4,755	0	65,760	0
Residential mortgage-backed	733,486	55,649	(1,041)	788,094	16,247
Corporate	8,022,928	1,116,344	(7,247)	9,132,025	23,313

Total fixed maturity securities	$10,791,996	$1,362,005	$(10,201)	$12,143,800	$40,715

Equity securities:
Common stocks	$14,694	$6,750	$0	$21,444	$0
Non-redeemable preferred stocks	389,260	67,265	(2,204)	454,321	0

Total equity securities	$403,954	$74,015	$(2,204)	$475,765	$0

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities:
United States Government and government agencies and authorities	$633,329	$8,722	$(127)	$641,924	$0
States, municipalities and political subdivisions	800,592	106,560	(96)	907,056	0
Foreign governments	672,671	82,096	(1,359)	753,408	0
Asset-backed	27,182	1,437	(422)	28,197	1,159
Commercial mortgage-backed	64,344	5,539	0	69,883	0
Residential mortgage-backed	714,628	56,983	(554)	771,057	14,259
Corporate	7,815,968	1,193,695	(9,550)	9,000,113	21,291

Total fixed maturity securities	$10,728,714	$1,455,032	$(12,108)	$12,171,638	$36,709

Equity securities:
Common stocks	$14,707	$4,243	$0	$18,950	$0
Non-redeemable preferred stocks	407,996	53,976	(5,116)	456,856	0

Total equity securities	$422,703	$58,219	$(5,116)	$475,806	$0

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the United States, and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $166,703 and $168,705, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2013 and December 31, 2012, revenue bonds account for 52% of the holdings. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At March 31, 2013, approximately 67%, 16% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2012, approximately 67%, 15%, and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% and 5% of our foreign government securities as of March 31, 2013 and December 31, 2012, respectively.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,121,187 with an unrealized gain of $116,993 at March 31, 2013 and $1,054,820 with an unrealized gain of $122,420 at December 31, 2012. Approximately 28% of the corporate European exposure is held in the financial industry at March 31, 2013 and December 31, 2012. Our largest European country exposure represented approximately 5% of the fair value of our corporate securities as of March 31, 2013 and December 31, 2012. Approximately 4% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at March 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$470,574	$478,172
Due after one year through five years	2,594,342	2,763,366
Due after five years through ten years	2,767,739	3,008,642
Due after ten years	4,151,433	5,025,149

Total	9,984,088	11,275,329
Asset-backed	13,417	14,617
Commercial mortgage-backed	61,005	65,760
Residential mortgage-backed	733,486	788,094

Total	$10,791,996	$12,143,800

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Three Months Ended March 31,
	2013	2012
Proceeds from sales	$776,670	$468,591
Gross realized gains	17,266	15,532
Gross realized losses	5,205	6,569

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statements of operations as follows:

	Three Months Ended March 31,
	2013	2012
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$13,687	$12,205
Equity securities	(387)	(3,078)
Other investments	(262)	256

Total net realized gains related to sales and other	13,038	9,383

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	0	(1,283)
Equity securities	0	(226)
Other investments	0	(330)

Total net realized losses related to other-than-temporary impairments	0	(1,839)

Total net realized gains	$13,038	$7,544

Other-Than-Temporary Impairments

The Company follows OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit, factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

There was no OTTI for the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company recorded $1,936 of OTTI, of which $1,839 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $97 related to all other factors and recorded as an unrealized loss component of accumulated other comprehensive income (“AOCI”).

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2013	2012
Balance, January 1	$95,589	$103,090
Additions for credit loss impairments recognized in the current period on securities previously impaired	0	56
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(352)	(215)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(578)	(578)

Balance, March 31	$94,659	$102,353

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$21,200	$(170)	$0	$0	$21,200	$(170)
States, municipalities and political subdivisions	0	0	4,655	(20)	4,655	(20)
Foreign governments	74,204	(905)	9,425	(654)	83,629	(1,559)
Asset-backed	0	0	2,730	(164)	2,730	(164)
Residential mortgage-backed	93,934	(1,032)	8,671	(9)	102,605	(1,041)
Corporate	407,014	(5,109)	37,439	(2,138)	444,453	(7,247)

Total fixed maturity securities	$596,352	$(7,216)	$62,920	$(2,985)	$659,272	$(10,201)

Equity securities:
Non-redeemable preferred stocks	$18,888	$(346)	$31,479	$(1,858)	$50,367	$(2,204)

	December 31, 2012
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$233,559	$(127)	$0	$0	$233,559	$(127)
States, municipalities and political subdivisions	0	0	4,575	(96)	4,575	(96)
Foreign governments	41,917	(204)	8,925	(1,155)	50,842	(1,359)
Asset-backed	0	0	2,662	(422)	2,662	(422)
Residential mortgage-backed	56,674	(509)	9,300	(45)	65,974	(554)
Corporate	459,797	(5,802)	62,778	(3,748)	522,575	(9,550)

Total fixed maturity securities	$791,947	$(6,642)	$88,240	$(5,466)	$880,187	$(12,108)

Equity securities:
Non-redeemable preferred stocks	$52,508	$(416)	$48,626	$(4,700)	$101,134	$(5,116)

Total gross unrealized losses represent less than 2% of the aggregate fair value of the related securities at March 31, 2013 and December 31, 2012. Approximately 61% and 41% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2013 and December 31, 2012, respectively. The total gross unrealized losses are comprised of 224 and 238 individual securities at March 31, 2013 and December 31, 2012, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at March 31, 2013 and December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of March 31, 2013, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the financial industry sector. The financial industry sector’s gross unrealized losses of twelve months or more

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

were $1,324, or 62%, of the corporate fixed maturity total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of March 31, 2013, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of March 31, 2013, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At March 31, 2013, approximately 37% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $38 to $15,850 at March 31, 2013 and from $36 to $15,939 at December 31, 2012.

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

The following summarizes our loan-to value and average debt-service coverage ratios as of the dates indicated:

	March 31, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,133,983	87.4%	1.93
71 – 80%	92,634	7.1%	1.35
81 – 95%	52,608	4.1%	1.04
Greater than 95%	17,775	1.4%	1.05

Gross commercial mortgage loans	1,297,000	100.0%	1.84

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,290,003

	December 31, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,141,564	86.6%	1.95
71 – 80%	103,152	7.8%	1.30
81 – 95%	57,413	4.3%	1.04
Greater than 95%	16,550	1.3%	1.02

Gross commercial mortgage loans	1,318,679	100.0%	1.85

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,311,682

All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. Changing economic conditions affect our valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to earthquakes, have deteriorating credits or have experienced a reduction in debt-service coverage ratio. Where warranted, we have established or increased a valuation allowance based upon this analysis.

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

As of March 31, 2013 and December 31, 2012, our collateral held under securities lending, of which its use is unrestricted, was $94,629 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,611 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

	March 31, 2013
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$528,085	$0		$524,019		$4,066
State, municipalities and political subdivisions	895,887	0		895,887		0
Foreign governments	719,332	710		696,080		22,542
Asset-backed	14,617	0		14,617		0
Commercial mortgage-backed	65,760	0		64,958		802
Residential mortgage-backed	788,094	0		762,754		25,340
Corporate	9,132,025	0		8,989,855		142,170
Equity securities:
Common stocks	21,444	20,761		683		0
Non-redeemable preferred stocks	454,321	0		452,285		2,036
Short-term investments	239,782	152,956	b	86,826	c	0
Collateral held/pledged under securities agreements	74,629	68,008	b	6,621	c	0
Other investments	253,651	54,447	a	188,170	c	11,034	d
Cash equivalents	1,058,043	1,049,163	b	8,880	c	0
Other assets	5,816	0		1,145	f	4,671	e
Assets held in separate accounts	1,750,516	1,547,615	a	202,901	c	0

Total financial assets	$16,002,002	$2,893,660		$12,895,681		$212,661

Financial Liabilities
Other liabilities	$56,553	$54,447	a	$181	f	$1,925	f
Liabilities related to separate accounts	1,750,516	1,547,615	a	202,901	c	0

Total financial liabilities	$1,807,069	$1,602,062		$203,082		$1,925

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

There were no transfers between Level 1 and Level 2 financial assets during the period. However, there were transfers between Level 2 and Level 3 financial assets during the period, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur when market observable inputs that were previously available become unavailable in the current period. The remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,175	$0	$(1)	$0	$(108)	$0	$0	$4,066
Foreign governments	23,097	(1)	(554)	0	0	0	0	22,542
Commercial mortgage-backed	1,774	19	(19)	0	(972)	0	0	802
Residential mortgage-backed	8,211	(10)	(120)	17,750	(491)	0	0	25,340
Corporate	158,003	(39)	444	0	(7,467)	0	(8,771)	142,170
Equity Securities
Non-redeemable preferred stocks	14	0	7	2,028	0	0	(13)	2,036
Other investments	11,327	(591)	332	8	(42)	0	0	11,034
Other assets	5,886	(1,215)	0	0	0	0	0	4,671
Financial Liabilities
Other liabilities	(2,560)	635	0	0	0	0	0	(1,925)

Total level 3 assets and liabilities	$209,927	$(1,202)	$89	$19,786	$(9,080)	$0	$(8,784)	$210,736

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(1)	$(2)	$0	$(104)	$0	$0	$4,293
Foreign governments	22,713	(1)	732	0	0	0	0	23,444
Asset-backed	453	0	0	0	0	0	(453)	0
Commercial mortgage- backed	904	0	(2)	0	(38)	0	0	864
Residential mortgage- backed	1,867	3	25	1,930	(115)	0	(1,866)	1,844
Corporate	137,629	(99)	3,829	2,155	(7,767)	8,986	(1,453)	143,280
Equity Securities
Non-redeemable preferred stocks	13	0	2	0	0	1	0	16
Other investments	18,257	(449)	418	0	(8,090)	1,488	0	11,624
Other assets	8,521	(1,769)	0	0	0	0	0	6,752
Financial Liabilities
Other liabilities	(2,720)	562	0	0	0	0	0	(2,158)

Total level 3 assets and liabilities	$192,037	$(1,754)	$5,002	$4,085	$(16,114)	$10,475	$(3,772)	$189,959

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.
(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.
(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

Three different valuation techniques can be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in the fair value measurements and disclosures guidance are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date (such as for mutual funds and money market funds). Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

employed principally to value debt securities without relying exclusively on quoted prices for those securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Market approach valuation techniques often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both qualitative and quantitative factors specific to the measurement.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended March 31, 2013 and December 31, 2012, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of March 31, 2013 and December 31, 2012, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

Corporate: Corporate securities are priced by our pricing vendor utilizing standard inputs. Non-investment grade securities within this category are priced by our pricing vendor utilizing observations of equity and credit default swap curves related to the issuer in addition to standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of March 31, 2013 and December 31, 2012, consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $96,904 and $102,586 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of March 31, 2013 and December 31, 2012, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $107,874 and $100,220 were priced internally using independent and non-binding broker quotes as of March 31, 2013 and December 31, 2012, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets.

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

The Company utilizes both the income and market valuation approaches to measure the fair value of its reporting units when required. Under the income approach, the Company determined the fair value of the reporting units considering distributable earnings, which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derived the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2013 earnings and price to estimated 2014 earnings, which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

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

Policy reserves under investment product: the fair values for the Company’s policy reserves under investment products are determined using discounted cash flow analysis. Key inputs to the valuation include projections of policy cash flows, reserve run-off, market yields and risk margins.

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

	March 31, 2013
		Fair Value
Financial Assets	Carrying Value	Total	Level 1	Level 2	Level 3
Commercial mortgage loans on real estate	$1,290,003	$1,456,670	$0	$0	$1,456,670
Policy loans	52,939	52,939	52,939	0	0

Total financial assets	$1,342,942	$1,509,609	$52,939	$0	$1,456,670

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$846,330	$889,274	$0	$0	$889,274
Funds withheld under reinsurance	60,905	60,905	60,905	0	0
Debt	1,670,523	1,736,974	0	1,736,974	0
Obligation under securities agreements	94,611	94,611	94,611	0	0

Total financial liabilities	$2,672,369	$2,781,764	$155,516	$1,736,974	$889,274

	December 31, 2012
		Fair Value
Financial Assets	Carrying Value	Total	Level 1	Level 2	Level 3
Commercial mortgage loans on real estate	$1,311,682	$1,468,723	$0	$0	$1,468,723
Policy loans	52,938	52,938	52,938	0	0

Total financial assets	$1,364,620	$1,521,661	$52,938	$0	$1,468,723

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$862,398	$902,449	$0	$0	$902,449
Funds withheld under reinsurance	61,413	61,413	61,413	0	0
Debt	972,399	1,050,920	0	1,050,920	0
Obligation under securities agreements	94,714	94,714	94,714	0	0

Total financial liabilities	$1,990,924	$2,109,496	$156,127	$1,050,920	$902,449

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

Only the fair value of the Company’s policy reserves for investment-type contracts, (those without significant mortality or morbidity risk) are reflected in the table above.

Reinsurance Recoverables Credit Disclosures

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The A.M. Best ratings have not changed significantly since December 31, 2012.

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of March 31, 2013 is as follows:

Balance as of beginning-of-year	$10,633
Provision	0
Other additions	0
Direct write-downs charged against the allowance	0

Balance as of the end-of-period	$10,633

6. Debt

On March 28, 2013, the Company completed an issuance of two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The Company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses. The discount of $1,907 is being amortized over the life of the 2013 Senior Notes and is included as part of interest expense on the statements of operations. The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018 and was issued at a 0.18% discount. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023 and was issued at a 0.37% discount.

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The Company received proceeds of $971,537 from this transaction, which represents the principal amount less the discount before offering expenses. The discount of $3,463 is being amortized over the life of the 2004 Senior Notes and is included as part of interest expense on the statements of operations. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount.

The interest expense incurred related to the 2004 Senior Notes was $15,078 and $15,076 for the three months ended March 31, 2013 and 2012, respectively. There was $7,523 of accrued interest at March 31, 2013 and 2012, respectively. The Company made interest payments of $30,094 on February 15, 2013 and 2012.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $328,958 was available at March 31, 2013, due to outstanding letters of credit.

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

On September 21, 2011, the Company entered into a four-year unsecured $350,000 revolving credit agreement (“2011 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Bank of America, N.A. The 2011 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $350,000 and is available until September 2015, provided the Company is in compliance with all covenants. The 2011 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2011 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $350,000 facility.

The Company did not use the commercial paper program during the three months ended March 31, 2013 and 2012 and there were no amounts outstanding relating to the commercial paper program at March 31, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at March 31, 2013. The Company had $21,042 of letters of credit outstanding under the 2011 Credit Facility as of March 31, 2013.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2013, the Company was in compliance with all covenants, minimum ratios and thresholds.

7. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following table summarizes those reclassification adjustments (net of taxes):

	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive loss before reclassifications	(10,317)	(57,722)	2,605	6	(65,428)
Amounts reclassified from accumulated other comprehensive income	0	7,610	0	5,444	13,054

Net current-period other comprehensive loss	(10,317)	(50,112)	2,605	5,450	(52,374)

Balance at March 31, 2013	$(3,435)	$931,767	$26,466	$(176,769)	$778,029

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three month period ending March 31, 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gains on securities	$11,707	Net realized gains on investments, excluding other-than-temporary impairment losses
	(4,097)	Provision for income taxes

	$7,610	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(50)	(1)
Amortization of net loss	8,425	(1)

	8,375	Total before tax
	(2,931)	Provision for income taxes

	$5,444	Net of tax

Total reclassifications for the period	$13,054	Net of tax

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 11—Retirement and Other Employee Benefits for additional information.

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awards PSUs and RSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued. The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model and is described in further detail below.

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

PSU Performance Goals. The Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as the year-

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. Payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes.

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 431,908 and 457,281 for the three months ended March 31, 2013 and 2012, respectively. The compensation expense recorded related to RSUs was $5,552 and $5,082 for the three months ended March 31, 2013 and 2012, respectively. The related total income tax benefit was $1,932 and $1,781 for the three months ended March 31, 2013 and 2012, respectively. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2013 and 2012 was $43.74 and $41.68, respectively.

As of March 31, 2013, there was $31,476 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.59 years. The total fair value of RSUs vested during the three months ended March 31, 2013 and 2012 was $17,672 and $18,517, respectively.

Performance Share Units

PSUs granted to employees were 408,808 and 407,506 for the three months ended March 31, 2013 and 2012, respectively. The compensation expense recorded related to PSUs was $1,942 and $3,474 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, portions of the compensation expense recorded in 2012 were reversed since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $668 and $1,218 for the three months ended March 31, 2013 and 2012, respectively. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2013 and 2012 was $44.22 and $41.68, respectively.

As of March 31, 2013, there was $26,933 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.99 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2013 and 2012 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the three months ended March 31, 2013 and 2012 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

In January 2013, the Company issued 107,535 shares at a discounted price of $31.23 for the offering period of July 1, 2012 through December 31, 2012. In January 2012, the Company issued 103,243 shares at a discounted price of $32.98 for the offering period of July 1, 2011 through December 31, 2011.

The compensation expense recorded related to the ESPP was $249 and $379 for the three months ended March 31, 2013 and 2012, respectively.

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

9. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2013	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	0	$0	0
February	0	0	0
March	600,000	44.28	600,000

Total	600,000	$44.28	600,000

On May 14, 2012, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock.

As of December 31, 2012, there was $502,900 remaining under the total repurchase authorization. During the three months ended March 31, 2013, the Company repurchased 600,000 shares of the Company’s outstanding common stock at a cost of $26,554, exclusive of commissions, leaving $476,345 remaining under the total repurchase authorization at March 31, 2013.

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

10. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended March 31,
	2013	2012
Numerator
Net income	$117,780	$163,260
Deduct dividends paid	(16,789)	(15,941)

Undistributed earnings	$100,991	$147,319

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	79,984,576	88,772,845
Incremental common shares from :
SARs	73,515	156,735
PSUs	876,082	1,139,517
ESPPs	12,476	0

Weighted average shares used in diluted earnings per share calculations	80,946,649	90,069,097

Earnings per common share - Basic
Distributed earnings	$0.21	$0.18
Undistributed earnings	1.26	1.66

Net income	$1.47	$1.84

Earnings per common share – Diluted
Distributed earnings	$0.21	$0.18
Undistributed earnings	1.25	1.63

Net income	$1.46	$1.81

Average SARs totaling 222 for the three months ended March 31, 2012, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. No SARs were anti-dilutive for the three months ended March 31, 2013.

Average PSUs totaling 81,762 for the three months ended March 31, 2013, were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. No PSUs were anti-dilutive for the three months ended March 31, 2012.

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

11. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2013 and 2012 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Service cost	$9,300	$8,125	$1,150	$925	$850	$700
Interest cost	7,575	8,150	1,200	1,350	825	875
Expected return on plan assets	(11,075)	(10,100)	0	0	(700)	(775)
Amortization of prior service cost	0	25	175	175	(225)	(225)
Amortization of net loss	6,825	4,725	1,600	1,050	0	0

Net periodic benefit cost	$12,625	$10,925	$4,125	$3,500	$750	$575

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $77,533 and $107,666 (based on the fair value of Plan assets compared to the projected benefit obligation) at March 31, 2013 and December 31, 2012, respectively. This equates to a 90% and 87% funded status at March 31, 2013 and December 31, 2012, respectively. The change in under-funded projected benefit obligation status is mainly due to an increase in the discount rate used to determine the projected benefit obligation and favorable investment returns. During the first three months of 2013, $12,500 in cash was contributed to the Plan. Additional cash, up to $37,500, is expected to be contributed to the Plan over the remainder of 2013.

12. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides warranties and service contracts, pre-funded funeral insurance, debt protection administration, and credit-related insurance. Assurant Specialty Property provides lender-placed homeowners insurance, manufactured housing homeowners insurance and renters insurance and related products. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance, group life insurance and group vision and supplemental insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$689,500	$529,799	$379,209	$251,940	$0	$1,850,448
Net investment income	95,229	25,762	9,347	30,138	5,509	165,985
Net realized gains on investments	0	0	0	0	13,038	13,038
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,092	4,092
Fees and other income	79,112	26,187	6,076	5,629	56	117,060

Total revenues	863,841	581,748	394,632	287,707	22,695	2,150,623

Benefits, losses and expenses
Policyholder benefits	211,737	186,723	275,495	183,406	0	857,361
Amortization of deferred acquisition costs and value of business acquired	286,041	89,939	80	6,729	0	382,789
Underwriting, general and administrative expenses	313,569	155,340	104,589	88,383	27,090	688,971
Interest expense	0	0	0	0	15,078	15,078

Total benefits, losses and expenses	811,347	432,002	380,164	278,518	42,168	1,944,199

Segment income (loss) before provision (benefit) for income tax	52,494	149,746	14,468	9,189	(19,473)	206,424
Provision (benefit) for income taxes	17,587	55,502	19,811	3,106	(7,362)	88,644

Segment income (loss) after tax	$34,907	$94,244	$(5,343)	$6,083	$(12,111)

Net income						$117,780

	As of March 31, 2013
Segment Assets:
Segment assets, excluding goodwill	$12,405,642	$4,025,765	$866,729	$2,358,616	$9,186,167	$28,842,919

Goodwill						638,621

Total Assets						$29,481,540

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$626,948	$484,200	$407,473	$258,440	$0	$1,777,061
Net investment income	99,311	24,701	11,128	31,933	5,222	172,295
Net realized gains on investments	0	0	0	0	7,544	7,544
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,621	4,621
Fees and other income	72,440	24,139	7,755	7,008	61	111,403

Total revenues	798,699	533,040	426,356	297,381	17,448	2,072,924

Benefits, losses and expenses
Policyholder benefits	209,808	155,710	302,484	188,356	0	856,358
Amortization of deferred acquisition costs and value of business acquired	253,778	81,729	77	6,174	0	341,758
Underwriting, general and administrative expenses	269,399	125,283	104,274	89,175	21,953	610,084
Interest expense	0	0	0	0	15,076	15,076

Total benefits, losses and expenses	732,985	362,722	406,835	283,705	37,029	1,823,276

Segment income (loss) before provision (benefit) for income tax	65,714	170,318	19,521	13,676	(19,581)	249,648
Provision (benefit) for income taxes	22,314	57,314	7,906	4,612	(5,758)	86,388

Segment income (loss) after tax	$43,400	$113,004	$11,615	$9,064	$(13,823)

Net income						$163,260

	As of December 31, 2012
Segment Assets:
Segment assets, excluding goodwill	$12,342,077	$4,207,746	$882,731	$2,366,097	$8,507,242	$28,305,893

Goodwill						640,714

Total assets						$28,946,607

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

13. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $21,042 and $19,760 of letters of credit outstanding as of March 31, 2013 and December 31, 2012, respectively.

On March 21, 2013, the Company and two of its wholly owned subsidiaries in the Assurant Specialty Property segment, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC has made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC have agreed to modify certain business practices in accordance with new regulations expected to be issued by the NYDFS that will apply to all New York-licensed lender-placed insurers of properties in the state; file our new lender-placed program and new rates in New York; and establish a refund opportunity program to be administered by an independent third party, through which certain New York property owners with ASIC or ABIC policies issued on or after January 1, 2008 may be eligible, for a 90-day period and upon meeting specific criteria, for a refund of a portion of premiums they paid.

As previously disclosed, the Company is involved in a variety of legal and regulatory actions in the ordinary course relating to its current and past business operations, both as a plaintiff and a defendant, and may from time to time become involved in other such actions. In particular, the Company is a defendant in class actions in a number of jurisdictions regarding its lender-placed insurance programs for hazard, flood and wind. These cases allege a variety of claims under a number of legal theories. The plaintiffs seek premium refunds and other relief. The Company continues to vigorously defend these actions.

Although the Company cannot predict the outcome of any action, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

14. Income Taxes

During the three months ended March 31, 2013, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $10,205 of income tax expense, which increased the consolidated effective tax rate by 490 basis points.

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

On January 30, 2012, the Subsidiaries entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II, incorporated on December 2, 2011, is an independent special purpose reinsurance company domiciled in the Cayman Islands. The

Assurant, Inc. Notes to Consolidated Financial Statements (unaudited) Three Months Ended March 31, 2013 and 2012 (In thousands, except number of shares and per share amounts)

Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expire in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”). The Series 2012-1 Notes replace the Series 2009-1 Notes.

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

As of March 31, 2013, the Company had not ceded any losses to Ibis Re or Ibis Re II.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of March 31, 2013, compared with December 31, 2012, and our results of operations for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2013 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2012 Annual Report on Form 10-K, First Quarter 2013 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge, increases in the claims we pay, fines or penalties, or other expenses;

(ii)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together the “Affordable Care Act”), on our health and employee benefits businesses;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(v)	current or new laws and regulations that could increase our costs and decrease our revenues;

(vi)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(vii)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(viii)	risks related to outsourcing activities;

(ix)	failure to attract and retain sales representatives or key managers;

(x)	losses due to natural or man-made catastrophes;

(xi)	general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xii)	inadequacy of reserves established for future claims;

(xiii)	failure to predict or manage benefits, claims and other costs;

(xiv)	uncertain tax positions and unexpected tax liabilities;

(xv)	fluctuations in exchange rates and other risks related to our international operations;

(xvi)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

(xvii)	significant competitive pressures in our business;

(xviii)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

(xix)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xx)	inability of reinsurers to meet their obligations;

(xxi)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xxii)	cyber security threats and cyber attacks;

(xxiii)	failure to effectively maintain and modernize our information systems;

(xxiv)	data breaches compromising client information and privacy;

(xxv)	failure to find and integrate suitable acquisitions and new ventures;

(xxvi)	inability of our subsidiaries to pay sufficient dividends;

(xxvii)	failure to provide for succession of senior management and key executives; and

(xxviii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2012 Annual Report on Form 10-K and in this First Quarter 2013 Form 10-Q.

Executive Summary

Assurant has five reportable segments. Our four operating segments are Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits. These operating segments partner with clients who are leaders in their industries in the United States of America (the “U.S.”) and select worldwide markets. The operating segments provide warranties and service contracts, pre-funded funeral insurance, debt protection administration, credit-related insurance, lender-placed homeowners insurance, renters insurance and related products, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance and reinsurance, group life insurance, group vision and supplemental insurance.

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

The following discussion relates to the three months ended March 31, 2013 (“First Quarter 2013”) and the three months ended March 31, 2012 (“First Quarter 2012”).

Consolidated net income decreased 28% to $117,780 in First Quarter 2013 compared with $163,260 for First Quarter 2012. This decrease was primarily driven by declines at our Assurant Specialty Property and Assurant Health segments further described below.

Assurant Solutions net income declined $8,493, or 20%, to $34,907 in First Quarter 2013 compared with $43,400 in First Quarter 2012. Higher mortality rates in our preneed business and the previously disclosed loss of a mobile client contributed to this decline.

Domestic net earned premiums and fees increased, primarily due to accelerated growth at an existing service contract client, as well as growth in our vehicle service contract business as U.S. auto sales continued to rebound. This growth offset declines in other accounts, including the previously disclosed mobile client loss. Our domestic combined ratio increased slightly to 96.9% for First Quarter 2013 from 96.3% in First Quarter 2012, but still below our long-term target of 98.0% due to expense savings actions taken in 2012.

The international combined ratio improved to 102.3% in First Quarter 2013 from 103.2% in First Quarter 2012, excluding a one-time premium tax liability release of $3,700 in Canada in First Quarter 2012. The improvement was primarily due to continued expansion in Latin America across all products and expense management efforts in Europe. Given the continued challenging macroeconomic conditions in the United Kingdom, we plan to reduce their expenses further to meet our commitment of profitability in the region by third quarter of this year. These expense initiatives, together with anticipated growth in Latin America, are expected to drive continued improvement in the international combined ratio over the course of 2013.

Overall, we expect modest premium growth at Assurant Solutions in 2013, reflecting growth in our domestic and international service contract business.

At Assurant Specialty Property, net income declined 17% to $94,244 in First Quarter 2013 from $113,004 in First Quarter 2012. The decrease was primarily driven by a $14,000 settlement agreement with the New York Department of Financial Services (the “NYDFS”), which is discussed further below, and $10,013 (after-tax) of reportable catastrophe losses from hailstorms in the Southeast and unfavorable loss development from Superstorm Sandy. In addition, significant loan volume growth during the past year contributed to higher expenses as we expanded capacity to service these new loans.

Net earned premiums and fees increased by 9% due to premium production from lender-placed insurance loan portfolios added in 2012 and contributions from multi-family housing products. Our placement rate in First Quarter 2013 remained elevated at 2.89% compared with 2.84% in First Quarter 2012 driven by the loan portfolios acquired in 2012. We added 1,700,000 loans in First Quarter 2013 and expect to add another 900,000 loans over the next two quarters. These new loans will begin to produce net earned premiums later this year, and we expect this growth to help sustain our net earned premiums despite the expected decline in placement rates over the course of 2013.

As we have disclosed, we continue to engage in discussions with various state and federal regulatory departments regarding our lender-placed insurance program. During First Quarter 2013, we reached a settlement with the NYDFS regarding our lender-placed insurance program in that state. Please refer to Assurant Specialty Property’s results of operations section further below in this Item 2 for details on this settlement. In addition, the Federal Housing Finance Agency (the “FHFA”) issued a notice of several potential changes to lender-placed insurance on loans owned or guaranteed by government sponsored entities, such as the elimination of commissions and servicer affiliated quota share reinsurance. We anticipate that the FHFA will publish final regulations later this year.

In 2012, we began a multi-phased roll-out of our new next generation product to respond to the changed environment following the housing crisis, and we expect it to be available in 28 states by the end of the second quarter. We filed our new product forms and rates in Florida and New York, which are currently undergoing review.

Overall, we expect Assurant Specialty Property’s net earned premiums to increase slightly from 2012 due to growth in our lender-placed insurance portfolio and multi-family housing products. We expect overall results to continue to be affected by placement rate trends, premium rate changes, loan portfolio activity, client renewals, and catastrophe losses. We expect our expense ratio, excluding the effect of the NYDFS settlement, to increase in 2013, primarily reflecting increased costs to support new loan portfolios and customer service enhancements. We also expect our non-catastrophe loss ratio to increase due to anticipated higher frequency of such losses compared to 2012.

Assurant Health results declined to a net loss of $5,343 for First Quarter 2013 compared with net income of $11,615 in First Quarter 2012. This decline is primarily due to an increased estimate of non tax-deductible compensation expenses under the Affordable Care Act, which resulted in a $10,205 increase to our income tax expense in First Quarter 2013.

Net earned premiums in our individual markets and small employer group business decreased. However, recent sales momentum has moderated the rate of this decline compared to past quarters. Our individual major medical product sales increased due to our network partnership with Aetna Signature Administrators®. Sales of our supplemental and affordable choice products also increased.

We expect ongoing changes related to healthcare reform to continue to affect this business in 2013. We anticipate our effective tax rate to remain very high due to higher non-deductible compensation expenses. We also expect continued expense management efforts in this business. Overall, we expect net earned premiums and fees to decline, reflecting the continued shift to lower premium products in our individual medical business.

At Assurant Employee Benefits, net income declined 33% to $6,083 in First Quarter 2013 from $9,064 in First Quarter 2012. The decrease was primarily driven by lower net investment income and a reduction in the discount rate for new long-term disability claim reserves. Similar to our preneed business, we experienced higher mortality rates in First Quarter 2013, which offset continued favorable dental experience.

Net earned premiums and fees declined slightly in First Quarter 2013 compared with First Quarter 2012 primarily due to the residual impact of the previously disclosed loss of two assumed disability clients last year. However, sales increased in First Quarter 2013, driven by growth across all major products. Overall, for 2013, we expect net earned premiums and fees to be consistent with 2012 due to continued growth in voluntary products.

Critical Factors Affecting Results and Liquidity

Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2012 Annual Report on Form 10-K.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.

For the three months ended March 31, 2013, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $43,560; net cash used in investing activities totaled $18,511 and net cash provided by financing activities totaled $670,172. We had $1,604,625 in cash and cash equivalents as of March 31, 2013. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2012 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2012 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for First Quarter 2013.

The Assurant Health loss ratio reported on page 46 (the “GAAP loss ratio”) differs from the loss ratio calculated under the minimum medical loss ratio (“MLR”). The most significant differences include the fact that the MLR is calculated separately by state and legal entity; the MLR calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR calculation; and the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated its First Quarter 2013 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. An estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Net earned premiums	$1,850,448	$1,777,061
Net investment income	165,985	172,295
Net realized gains on investments	13,038	7,544
Amortization of deferred gain on disposal of businesses	4,092	4,621
Fees and other income	117,060	111,403

Total revenues	2,150,623	2,072,924

Benefits, losses and expenses:
Policyholder benefits	857,361	856,358
Selling, underwriting and general expenses (1)	1,071,760	951,842
Interest expense	15,078	15,076

Total benefits, losses and expenses	1,944,199	1,823,276

Income before provision for income taxes	206,424	249,648
Provision for income taxes	88,644	86,388

Net income	$117,780	$163,260

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for First Quarter 2013 and First Quarter 2012. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For The Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012

Net Income

Net income decreased $45,480 or 28%, to $117,780 in First Quarter 2013, compared with $163,260 of net income for First Quarter 2012. The decline was primarily due to a $14,000 (non tax-deductible) settlement with the New York Department of Financial Services (“NYDFS”) and $10,013 (after-tax) of reportable catastrophe losses in our Assurant Specialty Property segment. There were no reportable catastrophe losses in First Quarter 2012. For additional detail on the NYDFS settlement, please refer to Assurant Specialty Property’s results of operations section further below in this Item 2. Also contributing to the decline was a $10,205 tax liability increase due to a change in estimated non-deductible compensation expense related to the Affordable Care Act.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Net earned premiums	$689,500	$626,948
Net investment income	95,229	99,311
Fees and other income	79,112	72,440

Total revenues	863,841	798,699

Benefits, losses and expenses:
Policyholder benefits	211,737	209,808
Selling, underwriting and general expenses	599,610	523,177

Total benefits, losses and expenses	811,347	732,985

Segment income before provision for income taxes	52,494	65,714
Provision for income taxes	17,587	22,314

Segment net income	$34,907	$43,400

Net earned premiums:
Domestic:
Credit	$41,732	$42,832
Service contracts	337,135	305,834
Other (1)	20,541	14,045

Total domestic	399,408	362,711

International:
Credit	96,778	106,390
Service contracts	168,172	129,061
Other (1)	7,608	6,905

Total international	272,558	242,356

Preneed	17,534	21,881

Total	$689,500	$626,948

Fees and other income:
Domestic:
Debt protection	$6,496	$6,965
Service contracts	33,420	31,015
Other (1)	2,687	1,445

Total domestic	42,603	39,425

International	8,427	9,147
Preneed	28,082	23,868

Total	$79,112	$72,440

Gross written premiums (2):
Domestic:
Credit	$89,674	$93,242
Service contracts	440,322	391,694
Other (1)	27,958	23,273

Total domestic	557,954	508,209

International:
Credit	242,547	247,329
Service contracts	176,592	161,523
Other (1)	11,564	11,050

Total international	430,703	419,902

Total	$988,657	$928,111

Preneed (face sales)	$229,478	$212,163

Combined ratios (3):
Domestic	96.9%	96.3%
International	102.3%	101.7%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For The Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012

Net Income

Segment net income decreased $8,493, or 20%, to $34,907 for First Quarter 2013 from $43,400 for First

Quarter 2012, primarily due to higher mortality experience in our preneed business and the previously disclosed loss of a mobile client effective October 1, 2012. First Quarter 2012 included the recognition of a one-time premium tax liability release of $2,405 (after-tax) in Canada.

Total Revenues

Total revenues increased $65,142, or 8%, to $863,841 for First Quarter 2013 from $798,699 for First Quarter

2012. The increase was mainly the result of higher net earned premiums of $62,552 in both our domestic and international service contract businesses. Domestic service contract net earned premiums increased primarily from an existing service contract client as well as additional vehicle service contract clients partially offset by a previously disclosed loss of a mobile client. International service contract net earned premiums increased primarily due to growth in Latin America. Fees and other income increased $6,672, mostly driven by growth in our preneed business. These increases were partially offset by lower net investment income of $4,082 primarily due to lower investment yields.

Gross written premiums increased $60,546, or 7%, to $988,657 for First Quarter 2013 from $928,111 for First Quarter 2012. Domestic gross written premiums, mainly from our automotive and retail service contract business, increased $49,745 from both new and existing clients. Our international service contract business increased $15,069, primarily due to growth in Latin America from new and existing clients. These increases were partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $17,315, or 8%, to $229,478 for First Quarter 2013 from $212,163 for First Quarter 2012. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International, the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $78,362, or 11%, to $811,347 for First Quarter 2013 from $732,985 for First Quarter 2012. Policyholder benefits increased $1,929 primarily from higher mortality experience in our preneed business. Selling, underwriting and general expenses increased $76,433. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $85,412 due to higher net earned premiums in our domestic and international service contract businesses. General expenses decreased $8,979 primarily due to expense savings in our domestic credit and European businesses, partially offset by higher costs of supporting growth in Latin America.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Net earned premiums	$529,799	$484,200
Net investment income	25,762	24,701
Fees and other income	26,187	24,139

Total revenues	581,748	533,040

Benefits, losses and expenses:
Policyholder benefits	186,723	155,710
Selling, underwriting and general expenses	245,279	207,012

Total benefits, losses and expenses	432,002	362,722

Segment income before provision for income taxes	149,746	170,318
Provision for income taxes	55,502	57,314

Segment net income	$94,244	$113,004

Net earned premiums:
Homeowners (lender-placed and voluntary)	$362,477	$329,130
Manufactured housing (lender-placed and voluntary)	54,453	50,823
Other (1)	112,869	104,247

Total	$529,799	$484,200

Ratios:
Loss ratio (2)	35.2%	32.2%
Expense ratio (3)	44.1%	40.7%
Combined ratio (4)	77.7%	71.4%

(1)	This primarily includes multi-family housing, lender-placed flood and miscellaneous insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

On March 21, 2013, the Company and two of its wholly owned subsidiaries, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the NYDFS regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC have agreed to modify certain business practices in accordance with new regulations expected to be issued by the NYDFS that will apply to all New York-licensed lender-placed insurers of properties in the state; file our new lender-placed program and new rates in New York; and establish a refund opportunity program to be administered by an independent third party, through which certain New York property owners with ASIC or ABIC policies issued on or after January 1, 2008 may be eligible, for a 90-day period and upon meeting specific criteria, for a refund of a portion of premiums they paid.

For The Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012

Net Income

Segment net income decreased $18,760, or 17%, to $94,244 for First Quarter 2013 from $113,004 for First Quarter 2012. The decrease is primarily due to $10,013 (after-tax) of reportable catastrophe losses from hailstorms in the Southeast and unfavorable development from Superstorm Sandy, and an increase in selling, underwriting and general expenses which includes a $14,000 (non tax-deductible) settlement with the NYDFS and higher general expenses to support growth in lender-placed loan portfolios. Partially offsetting these items is an increase in net earned premiums, primarily in lender-placed homeowners insurance due to loan portfolios added in 2012 from both new and existing clients.

Total Revenues

Total revenues increased $48,708, or 9%, to $581,748 for First Quarter 2013 from $533,040 for First Quarter 2012, primarily driven by lender-placed homeowners and renters insurance business net earned premiums. Growth in lender-placed homeowners is primarily due to loan portfolios added in 2012 from both new and existing clients.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $69,280 or 19%, to $432,002 for First Quarter 2013 from $362,722 for First Quarter 2012. The loss ratio increased 300 basis points primarily due to reportable catastrophe losses of $15,405 in First Quarter 2013 compared to no reportable catastrophe losses in First Quarter 2012. Included in First Quarter 2013 reportable catastrophe losses is $6,816 of additional adverse loss development related to Superstorm Sandy. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 340 basis points in First Quarter 2013 primarily due to the $14,000 settlement with the NYDFS, higher legal and regulatory expenses and an increase in operating costs to support business growth.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Net earned premiums	$379,209	$407,473
Net investment income	9,347	11,128
Fees and other income	6,076	7,755

Total revenues	394,632	426,356

Benefits, losses and expenses:
Policyholder benefits	275,495	302,484
Selling, underwriting and general expenses	104,669	104,351

Total benefits, losses and expenses	380,164	406,835

Segment income before provision for income taxes	14,468	19,521
Provision for income taxes	19,811	7,906

Segment net (loss) income	$(5,343)	$11,615

Net earned premiums:
Individual markets	$281,606	$301,153
Small employer group	97,603	106,320

Total	$379,209	$407,473

Insured lives by product line:
Individual	679	603
Small employer group	107	119

Total	786	722

Ratios:
Loss ratio (1)	72.6%	74.2%
Expense ratio (2)	27.2%	25.1%
Combined ratio (3)	98.7%	98.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Some provisions of the Affordable Care Act have taken effect already, and other provisions will become effective at various dates before the end of 2014. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors—Risk related to our industry—Reform of the health care industry could make our health insurance business unprofitable” in our 2012 Annual Report on Form 10-K.

For the Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012

Net (Loss) Income

Segment results decreased $16,958 to a net loss of $5,343 for First Quarter 2013 from net income of $11,615 for First Quarter 2012. The decrease was primarily attributable to a $10,205 tax liability increase in connection with the Affordable Care Act due to a change in estimated non-deductible compensation expense, and lower net earned premiums.

Total Revenues

Total revenues decreased $31,724, or 7%, to $394,632 for First Quarter 2013 from $426,356 for First Quarter 2012. Net earned premiums from our individual markets business decreased $19,547, or 6%, due to a decline in individual major medical policies, partially offset by increased sales of lower priced supplemental and affordable choice products and premium rate increases. Net earned premiums from our small employer group business decreased $8,717, or 8%, due to fewer small group insured lives, partially offset by premium rate increases.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $26,671, or 7%, to $380,164 for First Quarter 2013 from $406,835 for First Quarter 2012. Policyholder benefits decreased $26,989, or 9%, while the benefit loss ratio decreased to 72.6% from 74.2%. The decrease in policyholder benefits was primarily attributable to a decline in business volume. The decrease in the benefit loss ratio reflects a growing proportion of business not subject to the Affordable Care Act with lower loss ratios. Selling, underwriting and general expenses stayed relatively consistent.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Net earned premiums	$251,940	$258,440
Net investment income	30,138	31,933
Fees and other income	5,629	7,008

Total revenues	287,707	297,381

Benefits, losses and expenses:
Policyholder benefits	183,406	188,356
Selling, underwriting and general expenses	95,112	95,349

Total benefits, losses and expenses	278,518	283,705

Segment income before provision for income taxes	9,189	13,676
Provision for income taxes	3,106	4,612

Segment net income	$6,083	$9,064

Net earned premiums:
Group dental	$96,034	$99,467
Group disability	100,186	105,839
Group life	47,629	48,838
Group vision and supplemental products	8,091	4,296

Total	$251,940	$258,440

Ratios:
Loss ratio (1)	72.8%	72.9%
Expense ratio (2)	36.9%	35.9%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

For The Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012

Net Income

Segment net income decreased 33% to $6,083 for First Quarter 2013 from $9,064 for First Quarter 2012. First Quarter 2013 net investment income declined compared to First Quarter 2012 due to lower invested assets and lower investment yields. Additionally, First Quarter 2013 results were adversely affected by a previously disclosed decrease in new long-term disability claims reserve discount rate. First Quarter 2013 favorable dental results were offset by unfavorable life mortality experience.

Total Revenues

Total revenues decreased 3% to $287,707 for First Quarter 2013 from $297,381 for First Quarter 2012. First Quarter 2013 net earned premiums decreased $6,500 or 3%. The decrease in net earned premiums was driven primarily by the previously disclosed loss of two assumed disability clients partially offset by premium growth in voluntary products. Net investment income decreased 6% or $1,795 driven by lower average invested assets and lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased 2% to $278,518 for First Quarter 2013 from $283,705 for First Quarter 2012. Policyholder benefits declined $4,950, or 3% to $183,406 in First Quarter 2013 from $188,356 in First Quarter 2012. The decline is primarily due to lower net earned premiums. Favorable dental loss experience was offset by unfavorable life loss experience. Disability results include a previously disclosed decrease in the reserve discount rate for new long-term disability claims. Although selling, underwriting and general expenses remained relatively flat, the expense ratio increased to 36.9% from 35.9% attributable to the decrease in net earned premiums.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Net investment income	$5,509	$5,222
Net realized gains on investments	13,038	7,544
Amortization of deferred gain on disposal of businesses	4,092	4,621
Fees and other income	56	61

Total revenues	22,695	17,448

Benefits, losses and expenses:
Selling, underwriting and general expenses	27,090	21,953
Interest expense	15,078	15,076

Total benefits, losses and expenses	42,168	37,029

Segment loss before benefit for income taxes	(19,473)	(19,581)
Benefit for income taxes	(7,362)	(5,758)

Segment net loss	$(12,111)	$(13,823)

For The Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012

Net Loss

Segment net loss decreased $1,712, or 12%, to $12,111 for First Quarter 2013 compared with $13,823 for First Quarter 2012. The decrease is primarily attributable to changes in tax liabilities which resulted in a higher income tax benefit.

Total Revenues

Total revenues increased $5,247, or 30%, to $22,695 for First Quarter 2013 compared with $17,448 for First Quarter 2012 primarily due to increased net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $5,139, or 14%, to $42,168 for First Quarter 2013 compared with $37,029 for First Quarter 2012. This increase is mainly due to increased pension-related expenses and new investments in areas targeted for growth.

Investments

The Company had total investments of $14,882,768 and $14,976,318 as of March 31, 2013 and December 31, 2012, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2013		December 31, 2012
Aaa / Aa / A	$7,767,518	63.9%	$7,704,911	63.2%
Baa	3,618,493	29.8%	3,730,850	30.7%
Ba	493,857	4.1%	472,773	3.9%
B and lower	263,932	2.2%	263,104	2.2%

Total	$12,143,800	100.0%	$12,171,638	100.0%

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2013	2012
Fixed maturity securities	$134,328	$141,182
Equity securities	6,887	5,872
Commercial mortgage loans on real estate	19,337	19,663
Policy loans	993	798
Short-term investments	441	1,377
Other investments	6,099	5,074
Cash and cash equivalents	3,916	3,901

Total investment income	172,001	177,867
Investment expenses	(6,016)	(5,572)

Net investment income	$165,985	$172,295

Net investment income declined $6,310, or 4%, to $165,985 for First Quarter 2013 compared with $172,295 for First Quarter 2012. The decrease in primarily due to lower investment yields.

As of March 31, 2013, the Company owned $230,372 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $215,655 of municipal securities, with a credit rating of A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At March 31, 2013, approximately 3.4% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.2% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 14.1% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of March 31, 2013 and December 31, 2012, our collateral held under securities lending, of which its use is unrestricted, was $94,629 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $94,611 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Company— Changes in regulation may reduce our profitability and limit our growth” in our 2012 Annual Report on Form 10-K. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On February 24, 2012, Moody’s Investor Services (“Moody’s”) affirmed Assurant Inc.’s Senior Debt rating of Baa2, but changed the outlook on this rating to stable from negative. In addition, Moody’s affirmed the financial strength ratings of Assurant’s primary life and health insurance subsidiaries at A3 but changed the outlook on the ratings of two of our life and health insurance subsidiaries to stable from negative. A negative outlook remains on the ratings of Assurant’s two other rated life and health subsidiaries due to concerns about the impact of the Affordable Care Act. On December 11, 2012, Standard and Poor’s (“S&P”) revised the outlook on the financial strength ratings of American Bankers Life Assurance Company of Florida and American Memorial Life Insurance Company from stable to positive. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2012 Annual Report on Form 10-K. For 2013, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $524,000. During First Quarter 2013, we received dividends or returns of capital, net of infusions, of $21,400 from our subsidiaries. We expect 2013 dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.

Liquidity

As of March 31, 2013, we had $880,433 in holding company capital, excluding $500,000 from the March 2013 debt offering which will be used to repay debt maturing in February 2014. We use the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1,066,055, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $880,433 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $21,400 and $581,908 for First Quarter 2013 and the year ended December 31, 2012, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $43,356 and $472,103 during First Quarter 2013 and the year ended December 31, 2012, respectively.

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

We paid dividends of $0.21 per common share on March 11, 2013 to stockholders of record as of February 25, 2013. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On May 14, 2012, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2012, there was $502,900 remaining under the total repurchase authorization. During the three months ended March 31, 2013, we repurchased 600,000 shares of our outstanding common stock at a cost of $26,554, exclusive of commissions. As of March 31, 2013, $476,345 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $77,533 and $107,666 (based on the fair value of Plan assets compared to the projected benefit obligation) on a GAAP basis at March 31, 2013 and December 31, 2012, respectively. This equates to a 90% and 87% funded status at March 31, 2013 and December 31, 2012, respectively. The change in under-funded projected benefit obligation status is mainly due to an increase in the discount rate used to determine the projected benefit obligation and favorable investment returns.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During First Quarter 2013, we contributed $12,500 in cash to the Plan. Additional cash, up to $37,500, is expected to be contributed to the Plan over the remainder of 2013.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $328,958 was available at March 31, 2013, due to outstanding letters of credit.

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

We did not use the commercial paper program during the three months ended March 31, 2013 or 2012, and there were no amounts outstanding relating to the commercial paper program at March 31, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at March 31, 2013. We had $21,042 of letters of credit outstanding under the 2011 Credit Facility as of March 31, 2013.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2013, we were in compliance with all covenants, minimum ratios, and thresholds.

Senior Notes

On March 28, 2013, we completed an issuance of two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023.

The net proceeds from the sale of the 2013 Senior Notes was $698,093, which represents the principal amount less the discount before offering expenses. The Company intends to use the net proceeds of the 2013 Senior Notes offering for general corporate purposes, including to repay $500,000 of debt maturing in 2014.

In addition, we have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $15,078 and $15,076 for the three months ended March 31, 2013 and 2012, respectively. There was $7,523 of accrued interest at March 31, 2013 and 2012, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2013	2012
Operating activities (1)	$43,560	$1,826
Investing activities	(18,511)	18,576
Financing activities	670,172	(122,300)

Net change in cash	$695,221	$(101,898)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $43,560 and $1,826 for First Quarter 2013 and First Quarter 2012, respectively. The increase in cash provided by operating activities was primarily due to increased net written premiums in our Assurant Solutions segment, partially offset by increased catastrophe loss payments and a $14,000 settlement with the New York Department of Financial Services in our Assurant Specialty Property segment.

Net cash (used in) provided by investing activities was $(18,511) and $18,576 for First Quarter 2013 and First Quarter 2012, respectively. The decrease in investing activities was mainly due to increased purchases of fixed maturity securities and other invested assets.

Net cash provided by (used in) financing activities was $670,172 and $(122,300) for First Quarter 2013 and First Quarter 2012, respectively. The increase in financing activities was primarily due to the issuance of two series of senior notes on March 28, 2013. The Company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses. In addition, the Company repurchased $97,012 less of its common stock during First Quarter 2013 compared with First Quarter 2012.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Interest paid on debt	$30,094	$30,094
Common stock dividends	16,789	15,941

Total	$46,883	$46,035

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $21,042 and $19,760 of letters of credit outstanding as of March 31, 2013 and December 31, 2012.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2012 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended March 31, 2013, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in a variety of legal and regulatory actions in the ordinary course relating to its current and past business operations, both as a defendant and as a plaintiff, and may from time to time become involved in other such actions. See Note 13 to the Notes to Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any pending or future litigation, examination or investigation, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2012 Annual Report on Form 10-K. Except as set forth in the following updated risk factor, there have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K.

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

As previously disclosed, on March 21, 2013, the Company, ASIC and ABIC reached an agreement with the NYDFS regarding the Company’s lender-placed insurance business in the State of New York. For additional detail on this settlement, please see Assurant Specialty Property’s results of operations section in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, above.

In addition, as previously disclosed, ASIC reached an agreement with the California Department of Insurance to reduce premium rates for lender-placed hazard insurance products by 30.5%. The rate reduction reflects factors specific to California such as continued favorable loss experience in the state and different assumptions about future experience compared to our previous rate filing. The new rates in California began to apply to policies newly issued or renewed with effective dates on or after January 19,

2013. ASIC recorded approximately $111,000 of net earned premiums ($154,000 of gross written premium) for full year 2012 for the type of policies subject to the rate reduction. The actual effect of the California rate decrease on the Company’s net earned premiums and net income over the course of 2013 and beyond will depend on a variety of factors, including the Company’s mix of lender-placed insurance products, lapse rates, rate and timing of renewals, placement rates, changes in client contracts and actual expenses incurred.

As previously disclosed, Assurant Specialty Property’s business strategy has been to pursue long-term growth in lender-placed homeowners insurance and adjacent markets with similar characteristics, such as lender-placed flood insurance and lender-placed mobile home insurance. Lender-placed insurance products accounted for approximately 70% and 71% of Assurant Specialty Property’s net earned premiums for the first quarter of 2013 and full year 2012, respectively. The approximate corresponding contributions to segment net income in these periods were 81% and 90%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1-31	0	$0.00	0	$502,900
February 1-28	0	0.00	0	502,900
March 1-31	600,000	44.28	600,000	476,345

Total	600,000	$44.28	600,000	$476,345

(1)	Shares purchased pursuant to the May 14, 2012 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 1, 2013	By:	/s/ ROBERT B. POLLOCK

	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: May 1, 2013	By:	/s/ MICHAEL J. PENINGER

	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer