Form 10-Q
period 2013-06-30
ASSURANT INC
filed 2013-07-31
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding at July 26, 2013 was 74,967,572.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts and number of loans.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(in thousands except number of shares and per share amounts)

Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,567,020 in 2013 and $10,728,714 in 2012)	$11,423,221	$12,171,638
Equity securities available for sale, at fair value (cost - $400,354 in 2013 and $422,703 in 2012)	455,779	475,806
Commercial mortgage loans on real estate, at amortized cost	1,266,168	1,311,682
Policy loans	51,952	52,938
Short-term investments	771,734	300,925
Collateral held/pledged under securities agreements	96,014	94,729
Other investments	583,301	568,600

Total investments	14,648,169	14,976,318

Cash and cash equivalents	1,270,395	909,404
Premiums and accounts receivable, net	884,952	830,027
Reinsurance recoverables	5,682,447	6,141,737
Accrued investment income	150,553	149,032
Deferred acquisition costs	2,959,525	2,861,163
Property and equipment, at cost less accumulated depreciation	250,564	250,796
Tax receivable	0	32,740
Goodwill	638,976	640,714
Value of business acquired	57,782	62,109
Other intangible assets, net	271,745	262,994
Other assets	132,050	97,700
Assets held in separate accounts	1,781,637	1,731,873

Total assets	$28,728,795	$28,946,607

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(in thousands except number of shares and per share amounts)

Liabilities

Future policy benefits and expenses	$8,526,390	$8,513,505
Unearned premiums	6,232,639	6,192,260
Claims and benefits payable	3,417,145	3,960,590
Commissions payable	348,925	339,680
Reinsurance balances payable	113,308	103,808
Funds held under reinsurance	58,847	61,413
Deferred gain on disposal of businesses	107,456	115,620
Obligation under securities agreements	96,000	94,714
Accounts payable and other liabilities	1,537,129	1,514,091
Deferred income taxes, net	32,916	161,288
Tax Payable	33,627	0
Debt	1,646,890	972,399
Liabilities related to separate accounts	1,781,637	1,731,873

Total liabilities	23,932,909	23,761,241

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 75,085,172 and 78,664,029 shares outstanding at June 30, 2013 and December 31, 2012, respectively	1,480	1,474
Additional paid-in capital	3,059,228	3,052,454
Retained earnings	4,215,455	4,001,096
Accumulated other comprehensive income	420,508	830,403
Treasury stock, at cost; 72,578,751 and 68,332,638 shares at June 30, 2013 and December 31, 2012, respectively	(2,900,785)	(2,700,061)

Total stockholders’ equity	4,795,886	5,185,366

Total liabilities and stockholders’ equity	$28,728,795	$28,946,607

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands except number of shares and per share amounts)

Revenues
Net earned premiums	$1,916,414	$1,792,236	$3,766,862	$3,569,297
Net investment income	163,924	199,314	329,909	371,609
Net realized gains on investments, excluding other-than-temporary impairment losses	20,964	18,175	34,002	27,558
Total other-than-temporary impairment losses	(179)	0	(179)	(1,936)
Portion of net loss recognized in other comprehensive (loss) income, before taxes	72	0	72	97

Net other-than-temporary impairment losses recognized in earnings	(107)	0	(107)	(1,839)
Amortization of deferred gain on disposal of businesses	4,072	4,596	8,164	9,217
Fees and other income	132,499	114,969	249,559	226,372

Total revenues	2,237,766	2,129,290	4,388,389	4,202,214

Benefits, losses and expenses
Policyholder benefits	916,950	872,027	1,774,311	1,728,385
Amortization of deferred acquisition costs and value of business acquired	346,459	334,861	729,248	676,619
Underwriting, general and administrative expenses	742,070	642,667	1,431,041	1,252,751
Interest expense	21,520	15,074	36,598	30,150

Total benefits, losses and expenses	2,026,999	1,864,629	3,971,198	3,687,905

Income before provision for income taxes	210,767	264,661	417,191	514,309
Provision for income taxes	77,244	95,491	165,888	181,879

Net income	$133,523	$169,170	$251,303	$332,430

Earnings Per Share
Basic	$1.72	$1.96	$3.19	$3.80
Diluted	$1.70	$1.94	$3.15	$3.76
Dividends per share	$0.25	$0.21	$0.46	$0.39

Share Data
Weighted average shares outstanding used in basic per share calculations	77,508,062	86,279,670	78,739,478	87,526,257
Plus: Dilutive securities	858,053	764,911	930,617	956,600

Weighted average shared used in diluted per share calculations	78,366,115	87,044,581	79,670,095	88,482,857

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$133,523	$169,170	$251,303	$332,430

Other comprehensive (loss) income:

Change in unrealized gains on securities, net of taxes of $172,721, $(54,475), $199,026 and $(63,918), respectively	(338,137)	101,922	(388,249)	120,118

Change in other-than-temporary impairment gains, net of taxes of $488, $(481), $(914) and $(2,078), respectively	(908)	894	1,697	3,859

Changes in foreign currency translation, net of taxes of $3,240, $2,904, $5,804 and $221, respectively	(23,914)	(27,337)	(34,231)	(12,596)

Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(2,929), $(2,013), $(5,863) and $(4,025), respectively	5,438	3,737	10,888	7,475

Total other comprehensive (loss) income	(357,521)	79,216	(409,895)	118,856

Total comprehensive (loss) income	$(223,998)	$248,386	$(158,592)	$451,286

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2012 through June 30, 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2012	$1,474	$3,052,454	$4,001,096	$830,403	$(2,700,061)	$5,185,366
Stock plan exercises	6	(12,725)	0	0	0	(12,719)
Stock plan compensation expense	0	21,592	0	0	0	21,592
Change in tax benefit from share-based payment arrangements	0	(2,093)	0	0	0	(2,093)
Dividends	0	0	(36,944)	0	0	(36,944)
Acquisition of common stock	0	0	0	0	(200,724)	(200,724)
Net income	0	0	251,303	0	0	251,303
Other comprehensive loss	0	0	0	(409,895)	0	(409,895)

Balance, June 30, 2013	$1,480	$3,059,228	$4,215,455	$420,508	$(2,900,785)	$4,795,886

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(in thousands)

Net cash provided by operating activities	$273,662	$184,511

Investing activities
Sales of:
Fixed maturity securities available for sale	1,338,827	889,773
Equity securities available for sale	121,034	70,122
Other invested assets	35,795	48,774
Property and equipment and other	39	1,806
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	481,865	525,705
Commercial mortgage loans on real estate	99,252	63,116
Purchases of:
Fixed maturity securities available for sale	(1,720,030)	(1,293,412)
Equity securities available for sale	(115,319)	(86,048)
Commercial mortgage loans on real estate	(56,720)	(58,024)
Other invested assets	(31,771)	(20,621)
Property and equipment and other	(21,903)	(22,363)
Subsidiary, net of cash transferred	0	(3,500)
Change in short-term investments	(474,211)	(65,520)
Change in policy loans	825	730
Change in collateral held/pledged under securities agreements	(1,285)	879

Net cash (used in) provided by investing activities	(343,602)	51,417

Financing activities
Issuance of debt	698,093	0
Repurchase of debt	(23,720)	0
Change in tax benefit from share-based payment arrangements	(2,093)	2,387
Acquisition of common stock	(193,124)	(258,695)
Dividends paid	(36,944)	(35,349)
Change in obligation under securities agreements	1,285	(879)

Net cash provided by (used in) financing activities	443,497	(292,536)

Effect of exchange rate changes on cash and cash equivalents	(12,566)	(3,113)

Change in cash and cash equivalents	360,991	(59,721)
Cash and cash equivalents at beginning of period	909,404	1,166,713

Cash and cash equivalents at end of period	$1,270,395	$1,106,992

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

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

The interim financial data as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2013 presentation.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements – Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this guidance state that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this guidance would be where a net operating loss carryforward or similar tax loss or credit carryforward would not be available under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such a case, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for interim and annual periods beginning after December 15, 2013. The Company will be adopting this presentation as of the effective date and does not expect any net impact to the Company’s financial position and results of operations.

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

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$457,367	$5,455	$(1,673)	$461,149	$0
States, municipalities and political subdivisions	794,920	72,473	(285)	867,108	0

Foreign governments	631,648	46,703	(7,886)	670,465	0

Asset-backed	5,413	2,076	(56)	7,433	1,894

Commercial mortgage-backed	58,040	3,831	0	61,871	0

Residential mortgage-backed	778,749	42,833	(8,892)	812,690	16,102

Corporate	7,840,883	761,452	(59,830)	8,542,505	21,324

Total fixed maturity securities	$10,567,020	$934,823	$(78,622)	$11,423,221	$39,320

Equity securities:

Common stocks	$14,780	$7,503	$(6)	$22,277	$0

Non-redeemable preferred stocks	385,574	53,430	(5,502)	433,502	0

Total equity securities	$400,354	$60,933	$(5,508)	$455,779	$0

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$633,329	$8,722	$(127)	$641,924	$0
States, municipalities and political subdivisions	800,592	106,560	(96)	907,056	0

Foreign governments	672,671	82,096	(1,359)	753,408	0

Asset-backed	27,182	1,437	(422)	28,197	1,159

Commercial mortgage-backed	64,344	5,539	0	69,883	0

Residential mortgage-backed	714,628	56,983	(554)	771,057	14,259

Corporate	7,815,968	1,193,695	(9,550)	9,000,113	21,291

Total fixed maturity securities	$10,728,714	$1,455,032	$(12,108)	$12,171,638	$36,709

Equity securities:

Common stocks	$14,707	$4,243	$0	$18,950	$0

Non-redeemable preferred stocks	407,996	53,976	(5,116)	456,856	0

Total equity securities	$422,703	$58,219	$(5,116)	$475,806	$0

(a)	Represents the amount of other-than-temporary impairments recognized in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $177,380 and $168,705, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2013 and December 31, 2012, revenue bonds account for 52% of the holdings. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At June 30, 2013, approximately 70%, 15%, and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2012, approximately 67%, 15%, and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% and 5% of our foreign government securities as of June 30, 2013 and December 31, 2012, respectively.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,056,754 with an unrealized gain of $76,882 at June 30, 2013 and $1,054,820 with an unrealized gain of $122,420 at December 31, 2012. Approximately 27% and 28% of the corporate European exposure is held in the financial industry at June 30, 2013 and December 31, 2012, respectively. Our largest European country exposure represented approximately 5% of the fair value of our corporate securities as of June 30, 2013 and December 31, 2012. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at June 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$610,888	$618,581
Due after one year through five years	2,204,250	2,334,906
Due after five years through ten years	2,767,334	2,881,075
Due after ten years	4,142,346	4,706,665

Total	9,724,818	10,541,227
Asset-backed	5,413	7,433
Commercial mortgage-backed	58,040	61,871
Residential mortgage-backed	778,749	812,690

Total	$10,567,020	$11,423,221

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Proceeds from sales	$725,608	$498,324	$1,502,278	$966,915
Gross realized gains	19,159	19,264	36,425	34,796
Gross realized losses	5,847	1,677	11,052	8,246

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net realized gains (losses) related to sales and other:
Fixed maturity securities	$8,760	$17,000	$22,447	$29,205
Equity securities	5,058	769	4,671	(2,309)
Mortgage loans	0	(256)	0	(256)
Other investments	7,146	662	6,884	918

Total net realized gains related to sales and other	20,964	18,175	34,002	27,558

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(107)	0	(107)	(1,283)
Equity securities	0	0	0	(226)
Other investments	0	0	0	(330)

Total net realized losses related to other-than-temporary impairments	(107)	0	(107)	(1,839)

Total net realized gains	$20,857	$18,175	$33,895	$25,719

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

For the three and six months ended June 30, 2013, the Company recorded $179 of OTTI, of which $107 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $72 related to all other factors and recorded as an unrealized loss component of AOCI. For the six months ended June 30, 2012, the Company recorded $1,936 of OTTI, of which $1,839 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $97 related to all other factors and recorded as an unrealized loss component of AOCI. For the three months ended June 30, 2012, the Company did not incur any OTTI.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months ended June 30,
	2013	2012

Balance, March 31	$94,659	$102,353

Additions for credit loss impairments recognized in the current period on securities previously impaired	107	0

Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(516)	(599)

Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(505)	(3,166)

Balance, June 30	$93,745	$98,588

	Six Months ended June 30,
	2013	2012

Balance, January 1	$95,589	$103,090

Additions for credit loss impairments recognized in the current period on securities previously impaired	107	56

Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(868)	(814)

Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,083)	(3,744)

Balance, June 30	$93,745	$98,588

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

Three and Six Months Ended June 30, 2013 and 2012

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:

United States Government and government agencies and authorities	$59,345	$(1,480)	$1,027	$(193)	$60,372	$(1,673)
States, municipalities and political subdivisions	8,768	(285)	0	0	8,768	(285)

Foreign governments	178,045	(6,807)	9,000	(1,079)	187,045	(7,886)

Asset-backed	0	0	1,356	(56)	1,356	(56)

Residential mortgage-backed	276,362	(8,771)	961	(121)	277,323	(8,892)

Corporate	1,639,229	(58,089)	18,022	(1,741)	1,657,251	(59,830)

Total fixed maturity securities	$2,161,749	$(75,432)	$30,366	$(3,190)	$2,192,115	$(78,622)

Equity securities:

Common stocks	$269	$(6)	$0	$0	$269	$(6)

Non-redeemable preferred stocks	99,685	(3,260)	22,617	(2,242)	122,302	(5,502)

Total equity securities	$99,954	$(3,266)	$22,617	$(2,242)	$122,571	$(5,508)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

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

Total gross unrealized losses represent less than 4% and 2% of the aggregate fair value of the related securities at June 30, 2013 and December 31, 2012, respectively. Approximately 94% and 41% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2013 and December 31, 2012, respectively. The total gross unrealized losses are comprised of 680 and 238 individual securities at June 30, 2013 and December 31, 2012, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2013 and December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2013, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the financial industry sector. The financial industry sector’s gross unrealized losses of twelve months or more were $713, or 41%, of the corporate fixed maturity total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of June 30, 2013, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of June 30, 2013, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At June 30, 2013, approximately 37% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $19 to $15,759 at June 30, 2013 and from $36 to $15,939 at December 31, 2012.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	June 30, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,122,620	88.2%	1.93
71 – 80%	88,985	7.0%	1.35
81 – 95%	43,895	3.4%	1.00
Greater than 95%	17,665	1.4%	1.05

Gross commercial mortgage loans	1,273,165	100.0%	1.85

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,266,168

	December 31, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,141,564	86.6%	1.95
71 – 80%	103,152	7.8%	1.30
81 – 95%	57,413	4.3%	1.04
Greater than 95%	16,550	1.3%	1.02

Gross commercial mortgage loans	1,318,679	100.0%	1.85

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,311,682

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

As of June 30, 2013 and December 31, 2012, our collateral held under securities lending, of which its use is unrestricted, was $96,014 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $96,000 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. There was one security in an unrealized loss position as of June 30, 2013 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2012. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

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

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

	June 30, 2013
	Total	Level 1		Level 2		Level 3
Financial Assets

Fixed maturity securities:
United States Government and government agencies and authorities	$461,149	$0		$461,065		$84
State, municipalities and political subdivisions	867,108	0		867,108		0
Foreign governments	670,465	649		648,784		21,032
Asset-backed	7,433	0		7,433		0
Commercial mortgage-backed	61,871	0		61,188		683
Residential mortgage-backed	812,690	0		792,364		20,326
Corporate	8,542,505	0		8,408,882		133,623
Equity securities:
Common stocks	22,277	21,593		684		0
Non-redeemable preferred stocks	433,502	0		431,201		2,301
Short-term investments	771,734	256,080	b	515,654	c	0
Collateral held/pledged under securities agreements	76,014	66,241	b	9,773	c	0
Other investments	249,240	54,113	a	184,526	c	10,601	d
Cash equivalents	898,405	566,830	b	331,575	c	0
Other assets	4,045	0		1,082	f	2,963	e
Assets held in separate accounts	1,722,751	1,527,173	a	195,578	c	0

Total financial assets	$15,601,189	$2,492,679		$12,916,897		$191,613

Financial Liabilities

Other liabilities	$55,858	$54,113	a	$155	f	$1,590	f
Liabilities related to separate accounts	1,722,751	1,527,173	a	195,578	c	0

Total financial liabilities	$1,778,609	$1,581,286		$195,733		$1,590

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	December 31, 2012
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$641,924	$0		$637,749		$4,175
State, municipalities and political subdivisions	907,056	0		907,056		0
Foreign governments	753,408	672		729,639		23,097
Asset-backed	28,197	0		28,197		0
Commercial mortgage-backed	69,883	0		68,109		1,774
Residential mortgage-backed	771,057	0		762,846		8,211
Corporate	9,000,113	0		8,842,110		158,003
Equity securities:
Common stocks	18,950	18,267		683		0
Non-redeemable preferred stocks	456,856	0		456,842		14
Short-term investments	300,925	201,803	b	99,122	c	0
Collateral held/pledged under securities agreements	74,729	68,939	b	5,790	c	0
Other investments	250,806	49,199	a	190,280	c	11,327	d
Cash equivalents	381,777	366,543	b	15,234	c	0
Other assets	6,609	0		723	f	5,886	e
Assets held in separate accounts	1,674,406	1,469,050	a	205,356	c	0

Total financial assets	$15,336,696	$2,174,473		$12,949,736		$212,487

Financial Liabilities
Other liabilities	$51,828	$49,199	a	$69	f	$2,560	f
Liabilities related to separate accounts	1,674,406	1,469,050	a	205,356	c	0

Total financial liabilities	$1,726,234	$1,518,249		$205,425		$2,560

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

There were no transfers between Level 1 and Level 2 financial assets during either period. However, there were transfers between Level 2 and Level 3 financial assets during the period, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur when market observable inputs that were previously available become unavailable in the current period. The remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,066	$0	$(2)	$0	$(3,980)	$0	$0	$84
Foreign governments	22,542	(1)	(1,509)	0	0	0	0	21,032
Commercial mortgage-backed	802	1	(11)	0	(109)	0	0	683
Residential mortgage-backed	25,340	(3)	(1,089)	12,188	(252)	0	(15,858)	20,326
Corporate	142,170	(460)	(2,374)	5,325	(16,035)	4,997	0	133,623
Equity Securities
Non-redeemable preferred stocks	2,036	12	13	2,280	(2,040)	0	0	2,301
Other investments	11,034	(307)	250	0	(376)	0	0	10,601
Other assets	4,671	(1,708)	0	0	0	0	0	2,963
Financial Liabilities
Other liabilities	(1,925)	335	0	0	0	0	0	(1,590)

Total level 3 assets and liabilities	$210,736	$(2,131)	$(4,722)	$19,793	$(22,792)	$4,997	$(15,858)	$190,023

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,293	$(1)	$(3)	$0	$0	$0	$4,289
Foreign governments	23,444	(1)	(76)	0	0	0	23,367
Commercial mortgage-backed	864	0	(2)	(39)	0	0	823
Residential mortgage-backed	1,844	(7)	25	(392)	7,065	0	8,535
Corporate	143,280	(87)	384	(1,700)	0	0	141,877
Equity Securities
Non-redeemable preferred stocks	16	0	0	0	0	(15)	1
Other investments	11,624	(464)	1	(162)	0	0	10,999
Other assets	6,752	(478)	0	0	0	0	6,274
Financial Liabilities
Other liabilities	(2,158)	223	0	0	0	0	(1,935)

Total level 3 assets and liabilities	$189,959	$(815)	$329	$(2,293)	$7,065	$(15)	$194,230

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,175	$0	$(3)	$0	$(4,088)	$0	$0	$84
Foreign governments	23,097	(2)	(2,063)	0	0	0	0	21,032
Commercial mortgage-backed	1,774	20	(30)	0	(1,081)	0	0	683
Residential mortgage-backed	8,211	(13)	(1,209)	29,938	(743)	0	(15,858)	20,326
Corporate	158,003	(499)	(1,930)	5,325	(23,502)	4,997	(8,771)	133,623
Equity Securities
Non-redeemable preferred stocks	14	12	20	4,308	(2,040)	0	(13)	2,301
Other investments	11,327	(898)	582	8	(418)	0	0	10,601
Other assets	5,886	(2,923)	0	0	0	0	0	2,963
Financial Liabilities
Other liabilities	(2,560)	970	0	0	0	0	0	(1,590)

Total level 3 assets and liabilities	$209,927	$(3,333)	$(4,633)	$39,579	$(31,872)	$4,997	$(24,642)	$190,023

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(2)	$(5)	$0	$(104)	$0	$0	$4,289
Foreign governments	22,713	(2)	656	0	0	0	0	23,367
Asset-backed	453	0	0	0	0	0	(453)	0
Commercial mortgage-backed	904	0	(4)	0	(77)	0	0	823
Residential mortgage-backed	1,867	(4)	50	1,930	(507)	7,065	(1,866)	8,535
Corporate	137,629	(186)	4,213	2,155	(9,467)	8,986	(1,453)	141,877
Equity Securities
Non-redeemable preferred stocks	13	0	2	0	0	1	(15)	1
Other investments	18,257	(913)	419	0	(8,252)	1,488	0	10,999
Other assets	8,521	(2,247)	0	0	0	0	0	6,274
Financial Liabilities
Other liabilities	(2,720)	785	0	0	0	0	0	(1,935)

Total level 3 assets and liabilities	$192,037	$(2,569)	$5,331	$4,085	$(18,407)	$17,540	$(3,787)	$194,230

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.
(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.
(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

Three and Six Months Ended June 30, 2013 and 2012

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended June 30, 2013 and December 31, 2012, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of June 30, 2013 and December 31, 2012 consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Three and Six Months Ended June 30, 2013 and 2012

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

Level 3 Securities

The Company’s investments classified as Level 3 as of June 30, 2013 and December 31, 2012 consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $92,702 and $102,586 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of June 30, 2013 and December 31, 2012, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $93,044 and $100,220 were priced internally using independent and non-binding broker quotes as of June 30, 2013 and December 31, 2012, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Three and Six Months Ended June 30, 2013 and 2012

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

Three and Six Months Ended June 30, 2013 and 2012

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

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	June 30, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,266,168	$1,448,533	$0	$0	$1,448,533
Policy loans	51,952	51,952	51,952	0	0

Total financial assets	$1,318,120	$1,500,485	$51,952	$0	$1,448,533

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$831,807	$858,677	$0	$0	$858,677
Funds withheld under reinsurance	58,847	58,847	58,847	0	0
Debt	1,646,890	1,696,811	0	1,696,811	0
Obligation under securities agreements	96,000	96,000	96,000	0	0

Total financial liabilities	$2,633,544	$2,710,335	$154,847	$1,696,811	$858,677

	December 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,311,682	$1,468,723	$0	$0	$1,468,723
Policy loans	52,938	52,938	52,938	0	0

Total financial assets	$1,364,620	$1,521,661	$52,938	$0	$1,468,723

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$862,398	$902,449	$0	$0	$902,449
Funds withheld under reinsurance	61,413	61,413	61,413	0	0
Debt	972,399	1,050,920	0	1,050,920	0
Obligation under securities agreements	94,714	94,714	94,714	0	0

Total financial liabilities	$1,990,924	$2,109,496	$156,127	$1,050,920	$902,449

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

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

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of June 30, 2013 is as follows:

Balance as of beginning-of-year	$10,633
Provision	0
Other additions	186
Direct write-downs charged against the allowance	0

Balance as of the end-of-period	$10,819

6. Debt

On March 28, 2013, the Company completed an issuance of two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The Company received net proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses. The discount of $1,907 is being amortized over the life of the 2013 Senior Notes and is included as part of interest expense on the consolidated statements of operations. The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018 and was issued at a 0.18% discount. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023 and was issued at a 0.37% discount.

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount before offering expenses. The discount of $3,463 is being amortized over the life of the 2004 Senior Notes and is included as part of interest expense on the consolidated statement of operations. The first series is $500,000 in principal amount, bears interest at 5.63% per year and is payable in a single installment due February 15, 2014 and was issued at a 0.11% discount. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount.

During the three months ended June 30, 2013, the Company repurchased $23,720 of the 2004 Senior Notes through open market transactions. The $774 difference between the reacquisition price and the net carrying amount of the extinguished debt was recorded as an extinguishment loss and is included in the consolidated statement of operations as part of interest expense.

The interest expense incurred related to the 2004 Senior Notes was $15,003 and $15,074 for the three months ended June 30, 2013 and 2012, respectively, and $30,081 and $30,150 for the six months ended June 30, 2013 and 2012, respectively. There was $22,070 and $22,570 of accrued interest at June 30, 2013 and 2012, respectively. The Company made interest payments on the 2004 Senior Notes of $30,094 on February 15, 2013 and 2012.

The interest expense incurred related to the 2013 Senior Notes was $5,743 for both the three and six months ended June 30, 2013. There was $5,688 of accrued interest at June 30, 2013. The Company has not made interest payments on the 2013 Senior Notes as of June 30, 2013. Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $344,439 was available at June 30, 2013, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the six months ended June 30, 2013 and 2012 and there were no amounts outstanding relating to the commercial paper program at June 30, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at June 30, 2013. The Company had $5,561 of letters of credit outstanding under the 2011 Credit Facility as of June 30, 2013.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2013, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

7. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended June 30, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at March 31, 2013	$(3,435)	$931,767	$26,466	$(176,769)	$778,029
Other comprehensive loss before reclassifications	(23,914)	(346,182)	(932)	(6)	(371,034)
Amounts reclassified from accumulated other comprehensive income	0	8,045	24	5,444	13,513

Net current-period other comprehensive (loss) income	(23,914)	(338,137)	(908)	5,438	(357,521)

Balance at June 30, 2013	$(27,349)	$593,630	$25,558	$(171,331)	$420,508

	Three Months Ended June 30, 2012
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at March 31, 2012	$25,660	$731,969	$18,351	$(178,764)	$597,216
Other comprehensive (loss) income before reclassifications	(27,337)	92,340	950	0	65,953
Amounts reclassified from accumulated other comprehensive income	0	9,582	(56)	3,737	13,263

Net current-period other comprehensive (loss) income	(27,337)	101,922	894	3,737	79,216

Balance at June 30, 2012	$(1,677)	$833,891	$19,245	$(175,027)	$676,432

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive (loss) income before reclassifications	(34,231)	(403,904)	1,673	0	(436,462)
Amounts reclassified from accumulated other comprehensive income	0	15,655	24	10,888	26,567

Net current-period other comprehensive (loss) income	(34,231)	(388,249)	1,697	10,888	(409,895)

Balance at June 30, 2013	$(27,349)	$593,630	$25,558	$(171,331)	$420,508

	Six Months Ended June 30, 2012
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2011	$10,919	$713,773	$15,386	$(182,502)	$557,576
Other comprehensive (loss) income before reclassifications	(12,596)	106,143	3,951	0	97,498
Amounts reclassified from accumulated other comprehensive income	0	13,975	(92)	7,475	21,358

Net current-period other comprehensive (loss) income	(12,596)	120,118	3,859	7,475	118,856

Balance at June 30, 2012	$(1,677)	$833,891	$19,245	$(175,027)	$676,432

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2013	2012
Unrealized gains on securities	$12,378	$14,742	Net realized gains on investments, excluding other-than-temporary impairment losses
	(4,333)	(5,160)	Provision for income taxes

	$8,045	$9,582	Net of tax

OTTI	$37	$(86)	Portion of net loss (gain) recognized in other comprehensive (loss) income, before taxes
	(13)	30	Provision for income taxes

	$24	$(56)	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(50)	$(25)	(1)
Amortization of net loss	8,425	5,775	(1)

	8,375	5,750	Total before tax
	(2,931)	(2,013)	Provision for income taxes

	5,444	3,737	Net of tax

Total reclassifications for the period	$13,513	$13,263	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2013	2012
Unrealized gains on securities	$24,085	$21,500	Net realized gains on investments, excluding other-than-temporary impairment losses
	(8,430)	(7,525)	Provision for income taxes

	$15,655	$13,975	Net of tax

OTTI	$37	$(142)	Portion of net loss (gain) recognized in other comprehensive (loss) income, before taxes
	(13)	50	Provision for income taxes

	$24	$(92)	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(100)	$(50)	(1)
Amortization of net loss	16,850	11,550	(1)

	16,750	11,500	Total before tax
	(5,862)	(4,025)	Provision for income taxes

	10,888	7,475	Net of tax

Total reclassifications for the period	$26,567	$21,358	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 11—Retirement and Other Employee Benefits for additional information.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awards PSUs and RSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP were based on salary grade and performance and vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period, however, issuance of vested shares is deferred until separation from Board service. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued. The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model and is described in further detail below.

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 34,310 and 43,610 for the three months ended June 30, 2013 and 2012, respectively, and 466,218 and 500,891 for the six months ended June 30, 2013 and 2012, respectively. The compensation expense recorded related to RSUs was $6,720 and $5,319 for the three months ended June 30, 2013 and 2012, respectively, and $12,271 and $10,400 for the six months ended June 30, 2013 and 2012, respectively. The related total income tax benefit was $2,357 and $1,859 for the three months ended June 30, 2013 and 2012, respectively, and $4,289 and $3,639 for the six months ended June 30, 2013 and 2012, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2013 and 2012 was $43.94 and $41.47, respectively.

As of June 30, 2013, there was $26,081 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.37 years. The total fair value of RSUs vested during the three months ended June 30, 2013 and 2012 was $2,170 and $1,763, respectively, and $19,842 and $20,301 for the six months ended June 30, 2013 and 2012, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

Performance Share Units

No PSUs were granted to employees during the three months ended June 30, 2013 and 2012. PSUs granted to employees were 408,808 and 407,506 for the six months ended June 30, 2013 and 2012, respectively. The compensation expense recorded related to PSUs was $6,907 and $(267) for the three months ended June 30, 2013 and 2012, respectively, and $8,850 and $3,206 for the six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013, portions of the compensation expense recorded in 2012 were reversed since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $2,425 and $(88) for the three months ended June 30, 2013 and 2012, respectively. The related total income tax benefit was $3,093 and $1,130 for the six months ended June 30, 2013 and 2012, respectively. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2013 and 2012 was $44.22 and $41.68, respectively.

As of June 30, 2013, there was $24,136 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.46 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2013 and 2012 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the six months ended June 30, 2013 and 2012 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Long-Term Incentive Plan

Prior to the approval of the ALTEIP, share based awards were granted under the 2004 Assurant Long-Term Incentive Plan (“ALTIP”), which authorized the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the ALTIP, Business Value Rights Program (“BVR”) and CEO Equity Grants Program. Under the ALTIP, the Company was authorized to grant restricted stock and SARs. Since May 2008, no new grants have been made under this plan and the impact of these grants on the consolidated financial statements is immaterial for all periods presented.

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

In July 2013, the Company issued 110,038 shares to employees at a discounted price of $31.93 for the offering period of January 1, 2013 through June 30, 2013. In July 2012, the Company issued 110,699 shares to employees at a discounted price of $31.36 for the offering period of January 1, 2012 through June 30, 2012.

The compensation expense recorded related to the ESPP was $249 and $379 for the three months ended June 30, 2013 and 2012, respectively, and $499 and $757 for the six months ended June 30, 2013 and 2012, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

9. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2013	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	0	$0.00	0
February	0	0.00	0
March	600,000	44.28	600,000
April	1,803,621	46.29	1,803,621
May	1,383,080	48.92	1,383,080
June	459,412	50.08	459,412

Total	4,246,113	$47.27	4,246,113

On May 14, 2012, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock.

As of December 31, 2012, there was $502,900 remaining under the total repurchase authorization. During the six months ended June 30, 2013, the Company repurchased 4,246,113 shares of the Company’s outstanding common stock at a cost of $200,639, exclusive of commissions, leaving $302,261 remaining under the total repurchase authorization at June 30, 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

10. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator

Net income	$133,523	$169,170	$251,303	$332,430
Deduct dividends paid	(20,155)	(19,408)	(36,944)	(35,349)

Undistributed earnings	$113,368	$149,762	$214,359	$297,081

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	77,508,062	86,279,670	78,739,478	87,526,257

Incremental common shares from :
SARs	85,461	127,300	80,625	142,637
PSUs	667,343	528,334	744,743	704,686
ESPP	105,249	109,277	105,249	109,277

Weighted average shares used in diluted earnings per share calculations	78,366,115	87,044,581	79,670,095	88,482,857

Earnings per common share - Basic
Distributed earnings	$0.25	$0.21	$0.46	$0.39
Undistributed earnings	1.47	1.75	2.73	3.41

Net income	$1.72	$1.96	$3.19	$3.80

Earnings per common share - Diluted
Distributed earnings	$0.25	$0.21	$0.46	$0.39
Undistributed earnings	1.45	1.73	2.69	3.37

Net income	$1.70	$1.94	$3.15	$3.76

There were no anti-dilutive SARs or PSUs outstanding that were not included in the computation of diluted EPS under the treasury stock method during the three and six months ended June 30, 2013. Average PSUs totaling 178,424 and 252 for the three and six months ended June 30, 2012, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

11. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2013 and 2012 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012

Service cost	$9,300	$8,125	$1,150	$925	$850	$700

Interest cost	7,575	8,150	1,200	1,350	825	875

Expected return on plan assets	(11,075)	(10,100)	0	0	(700)	(775)

Amortization of prior service cost	0	25	175	175	(225)	(225)

Amortization of net loss	6,825	4,725	1,600	1,050	0	0

Net periodic benefit cost	$12,625	$10,925	$4,125	$3,500	$750	$575

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012

Service cost	$18,600	$16,250	$2,300	$1,850	$1,700	$1,400

Interest cost	15,150	16,300	2,400	2,700	1,650	1,750

Expected return on plan assets	(22,150)	(20,200)	0	0	(1,400)	(1,550)

Amortization of prior service cost	0	50	350	350	(450)	(450)

Amortization of net loss	13,650	9,450	3,200	2,100	0	0

Net periodic benefit cost	$25,250	$21,850	$8,250	$7,000	$1,500	$1,150

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $21,969 and $107,666 (based on the fair value of Plan assets compared to the projected benefit obligation) at June 30, 2013 and December 31, 2012, respectively. This equates to a 97% and 87% funded status at June 30, 2013 and December 31, 2012, respectively. The change in under-funded projected benefit obligation status is mainly due to an increase in the discount rate used to determine the projected benefit obligation. During the first six months of 2013, $25,000 in cash was contributed to the Plan. Additional cash, up to $25,000, is expected to be contributed to the Plan over the remainder of 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

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

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$681,827	$585,760	$395,566	$253,261	$0	$1,916,414
Net investment income	94,428	25,142	9,346	30,202	4,806	163,924

Net realized gains on investments	0	0	0	0	20,857	20,857
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,072	4,072
Fees and other income	92,738	26,229	7,355	5,944	233	132,499

Total revenues	868,993	637,131	412,267	289,407	29,968	2,237,766

Benefits, losses and expenses

Policyholder benefits	209,713	234,323	297,278	174,174	1,462	916,950
Amortization of deferred acquisition costs and value of business acquired	278,942	60,386	186	6,945	0	346,459
Underwriting, general and administrative expenses	330,006	183,795	102,410	90,916	34,943	742,070
Interest expense	0	0	0	0	21,520	21,520

Total benefits, losses and expenses	818,661	478,504	399,874	272,035	57,925	2,026,999

Segment income (loss) before provision (benefit) for income tax	50,332	158,627	12,393	17,372	(27,957)	210,767

Provision (benefit) for income taxes	18,941	52,107	8,310	5,898	(8,012)	77,244

Segment income (loss) after tax	$31,391	$106,520	$4,083	$11,474	$(19,945)

Net income						$133,523

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$645,465	$491,989	$403,029	$251,753	$0	$1,792,236
Net investment income	100,332	27,686	32,278	34,094	4,924	199,314

Net realized gains on investments	0	0	0	0	18,175	18,175
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,596	4,596

Fees and other income	76,219	23,489	7,612	7,571	78	114,969

Total revenues	822,016	543,164	442,919	293,418	27,773	2,129,290

Benefits, losses and expenses

Policyholder benefits	210,188	199,887	294,033	167,919	0	872,027
Amortization of deferred acquisition costs and value of business acquired	250,566	78,051	61	6,183	0	334,861
Underwriting, general and administrative expenses	300,478	124,909	102,093	91,103	24,084	642,667
Interest expense	0	0	0	0	15,074	15,074

Total benefits, losses and expenses	761,232	402,847	396,187	265,205	39,158	1,864,629

Segment income (loss) before provision (benefit) for income tax	60,784	140,317	46,732	28,213	(11,385)	264,661

Provision (benefit) for income taxes	20,421	47,995	17,800	9,592	(317)	95,491

Segment income (loss) after tax	$40,363	$92,322	$28,932	$18,621	$(11,068)

Net income						$169,170

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$1,371,327	$1,115,559	$774,775	$505,201	$0	$3,766,862
Net investment income	189,657	50,904	18,693	60,340	10,315	329,909

Net realized gains on investments	0	0	0	0	33,895	33,895
Amortization of deferred gain on disposal of businesses	0	0	0	0	8,164	8,164
Fees and other income	171,850	52,416	13,431	11,573	289	249,559

Total revenues	1,732,834	1,218,879	806,899	577,114	52,663	4,388,389

Benefits, losses and expenses

Policyholder benefits	421,450	421,046	572,773	357,580	1,462	1,774,311
Amortization of deferred acquisition costs and value of business acquired	564,983	150,325	266	13,674	0	729,248
Underwriting, general and administrative expenses	643,575	339,135	206,999	179,299	62,033	1,431,041
Interest expense	0	0	0	0	36,598	36,598

Total benefits, losses and expenses	1,630,008	910,506	780,038	550,553	100,093	3,971,198

Segment income (loss) before provision (benefit) for income tax	102,826	308,373	26,861	26,561	(47,430)	417,191

Provision (benefit) for income taxes	36,528	107,609	28,121	9,004	(15,374)	165,888

Segment income (loss) after tax	$66,298	$200,764	$(1,260)	$17,557	$(32,056)

Net income						$251,303

	As of June 30, 2013
Segment Assets:
Segment assets, excluding goodwill	$12,548,116	$3,719,424	$880,247	$2,314,924	$8,627,108	$28,089,819

Goodwill						638,976

Total assets						$28,728,795

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$1,272,413	$976,189	$810,502	$510,193	$0	$3,569,297
Net investment income	199,643	52,387	43,406	66,027	10,146	371,609

Net realized gains on investments	0	0	0	0	25,719	25,719
Amortization of deferred gain on disposal of businesses	0	0	0	0	9,217	9,217

Fees and other income	148,659	47,628	15,367	14,579	139	226,372

Total revenues	1,620,715	1,076,204	869,275	590,799	45,221	4,202,214

Benefits, losses and expenses

Policyholder benefits	419,996	355,597	596,517	356,275	0	1,728,385
Amortization of deferred acquisition costs and value of business acquired	504,344	159,780	138	12,357	0	676,619
Underwriting, general and administrative expenses	569,877	250,192	206,367	180,278	46,037	1,252,751
Interest expense	0	0	0	0	30,150	30,150

Total benefits, losses and expenses	1,494,217	765,569	803,022	548,910	76,187	3,687,905

Segment income (loss) before provision (benefit) for income tax	126,498	310,635	66,253	41,889	(30,966)	514,309

Provision (benefit) for income taxes	42,735	105,309	25,706	14,204	(6,075)	181,879

Segment income (loss) after tax	$83,763	$205,326	$40,547	$27,685	$(24,891)

Net income						$332,430

	As of December 31, 2012
Segment Assets:
Segment assets, excluding goodwill	$12,342,077	$4,207,746	$882,731	$2,366,097	$8,507,242	$28,305,893

Goodwill						640,714

Total assets						$28,946,607

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

13. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $5,561 and $19,760 of letters of credit outstanding as of June 30, 2013 and December 31, 2012, respectively.

On March 21, 2013, the Company and two of its wholly owned subsidiaries in the Assurant Specialty Property segment, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York.

As previously disclosed, the Company is involved in a variety of litigation relating to its current and past business operations and may from time to time become involved in other such actions. In particular, the Company is a defendant in class actions in a number of jurisdictions regarding its lender-placed insurance programs. These cases allege a variety of claims under a number of legal theories. The plaintiffs seek premium refunds and other relief. The Company has accrued an estimated loss for this litigation.

The possible loss or range of loss resulting from such litigation, if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty. Consequently, no estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.

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

14. Income Tax

During the six months ended June 30, 2013, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $10,205 of income tax expense, which increased the consolidated effective tax rate by 245 basis points.

15. Catastrophe Bond Program

On April 27, 2010, certain of the Company’s subsidiaries (the “Subsidiaries”) entered into two reinsurance agreements with Ibis Re Ltd., an independent special purpose reinsurance company domiciled in the Cayman Islands (“Ibis Re”), providing up to $150,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii and along the Gulf and Eastern Coasts of the United States. Ibis Re financed the property catastrophe reinsurance coverage by issuing catastrophe bonds in an aggregate amount of $150,000 to unrelated investors (the “Series 2010-1 Notes”). The agreements expired in May 2013.

On January 30, 2012, the Subsidiaries entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expire in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”).

On June 26, 2013, the Subsidiaries entered into three additional reinsurance agreements with Ibis Re II providing up to $185,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expire in June 2016. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $185,000 in catastrophe bonds to unrelated investors (the “Series 2013-1 Notes”).

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The $315,000 of coverage represents approximately 17% of the expected first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s anticipated retention.

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

As of June 30, 2013, the Company had not ceded any losses to Ibis Re or Ibis Re II.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to the Series 2012-1 Notes and Series 2013-1 Notes, the credit risk is mitigated by two or three reinsurance trust accounts for each Series, respectively. Each reinsurance trust account has been funded by Ibis Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAA by Standard & Poor’s.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or the “Company”) as of June 30, 2013, compared with December 31, 2012, and our results of operations for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the June 30, 2013 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2012 Annual Report on Form 10-K, Second Quarter 2013 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge, increases in the claims we pay, fines or penalties, or other expenses;

(ii)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together the “Affordable Care Act”), on our health and employee benefits businesses;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(v)	current or new laws and regulations that could increase our costs and decrease our revenues;

(vi)	losses due to natural and man-made catastrophes;

(vii)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(viii)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(ix)	risks related to outsourcing activities;

(x)	failure to attract and retain sales representatives or key managers;

(xi)	general global economic, financial market and political conditions (including difficult conditions in financial, capital credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xii)	inadequacy of reserves established for future claims;

(xiii)	failure to predict or manage benefits, claims and other costs;

(xiv)	uncertain tax positions and unexpected tax liabilities;

(xv)	fluctuations in exchange rates and other risks related to our international operations;

(xvi)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

(xvii)	significant competitive pressures in our business;

(xviii)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

(xix)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xx)	inability of reinsurers to meet their obligations;

(xxi)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xxii)	cyber security threats and cyber attacks

(xxiii)	failure to effectively maintain and modernize our information systems;

(xxiv)	data breaches compromising client information and privacy;

(xxv)	failure to find and integrate suitable acquisitions and new ventures;

(xxvi)	inability of our subsidiaries to pay sufficient dividends;

(xxvii)	failure to provide for succession of senior management and key executives; and

(xxviii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2012 Annual Report on Form 10-K and First Quarter 2013 Form 10-Q.

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

The following discussion relates to the three and six months ended June 30, 2013 (“Second Quarter 2013” and “Six Months 2013”) and the three and six months ended June 30, 2012 (“Second Quarter 2012” and “Six Months 2012”).

Consolidated net income decreased $35,647, or 21%, to $133,523 in Second Quarter 2013, compared with $169,170 for Second Quarter 2012. For Six Months 2013, consolidated net income decreased $81,127, or 24%, to $251,303, compared with $332,430 for Six Months 2012.

Assurant Solutions net income decreased to $31,391 for Second Quarter 2013 from $40,363 for Second Quarter 2012. In our preneed business, results declined primarily due to lower investment yields and expenses increased as a result of higher amortization of selling expenses due to growth. In addition, Second Quarter 2013 results reflect a $2,741 (after-tax) charge for a reduction in force in Europe and the previously disclosed loss of a mobile client. Second Quarter 2012 results benefitted from $3,762 (after-tax) in client related settlements.

Net earned premiums and fees at Assurant Solutions increased to $774,565, or 7% for Second Quarter 2013 compared with $721,684 for Second Quarter 2012. Growth in domestic net earned premiums reflects promotional activity at an existing service contract client as well as increased vehicle service contract business. International net earned premiums increased primarily due to expansion in Brazil and Mexico.

We continue to expand our mobile business and recently announced that Assurant Solutions has added new programs with two large domestic mobile carriers. We expect the business from these programs to more than offset the previously disclosed loss of a mobile client.

The international combined ratio declined 250 basis points, excluding $5,700 of favorable client related settlements in Second Quarter 2012 and the $3,560 restructuring charge in Europe in Second Quarter 2013. Growth in Latin America and previous expense management actions contributed to the improvement. We expect these factors to continue to drive improvement in the international combined ratio through 2013. Our domestic combined ratio for Second Quarter 2013 decreased slightly to 97.6% from 97.9% in Second Quarter 2012, and remains below our long-term target of 98.0% due to expense savings actions taken in 2012.

Overall, we expect modest premium growth at Assurant Solutions in 2013, reflecting increased sales in domestic and international service contracts. We also plan to continue our expense management efforts.

Assurant Specialty Property net income increased $14,198 to $106,520 for Second Quarter 2013 from $92,322 for Second Quarter 2012. The increase was primarily driven by revenue growth from lender-placed loan portfolios added during the past year and the continued expansion of our multi-family housing business. For Six Months 2013 we added 2.6 million loans and expect to add another 1.0 million loans during third quarter 2013. These additional 1.0 million loans will begin to produce net earned premiums later in the year. Our placement rate on lender-placed loans tracked was 2.81% for the Second Quarter 2013 compared with 2.83% in Second Quarter 2012. We continue to expect that placement rates will fluctuate in the near term, reflecting the composition of newly added loan portfolios, but will decline over the longer term.

On April 1, 2013, as a result of the discontinuation of a client quota share arrangement, we began retaining premiums and underwriting risk from a previously reinsured client. Premiums written prior to this date, and the associated claims, will continue to be ceded proportionately as they run off over the next year.

In 2012, we began a multi-phased roll-out of our new next generation lender-placed insurance product to respond to the changed environment following the housing downturn. This product is now available in 28 states and we expect it to be available in 10 more approved states by the end of the third quarter. We also filed new product forms and rates in Florida and New York, which are currently undergoing review.

As previously disclosed, we continue to engage in discussions with various state regulatory and federal departments regarding our lender-placed insurance program. During Six Months 2013 we reached a settlement with the New York Department of Financial Services (“NYDFS”) regarding our lender-placed insurance program in that state. Please refer to Assurant Specialty Property’s results of operations section further below in this Item 2 for details on this settlement.

Overall, we expect Assurant Specialty Property’s revenues to increase compared to 2012 due to higher volume in lender-placed loan portfolios, the discontinuation of the above-mentioned client reinsurance agreement and growth in multi-family housing products. We expect overall results to continue to be affected by changes in placement rates, loan portfolio activity, premium rates and catastrophe losses. We expect our expense ratio, excluding the effect of the NYDFS settlement, to increase in 2013, primarily reflecting increased costs to support new loan portfolio growth and customer service enhancements. We also expect our non-catastrophe loss ratio to increase due to anticipated higher frequency of such losses compared to 2012.

Assurant Health’s net income decreased to $4,083 for Second Quarter 2013 from $28,932 for Second Quarter 2012. The decrease was primarily due to the absence of $13,856 (after-tax) of net investment income from real estate joint venture partnerships that was included in Second Quarter 2012 results, and a higher effective income tax rate due to limitations on the deductibility of compensation.

Assurant Health’s loss ratio increased to 75.2% for Second Quarter 2013 from 73.0% for Second Quarter 2012, reflecting less favorable loss experience compared with prior period and pricing changes in response to the minimum medical loss ratio on our major medical business.

We expect ongoing changes related to healthcare reform to continue to affect Assurant Health over the rest of 2013. We expect net earned premiums to decline compared with 2012 but overall insured lives to increase as consumers look for affordable health care alternatives. In addition, we will continue our expense management efforts. We continue to anticipate our effective tax rate will be elevated due to higher non-deductible compensation expenses.

At Assurant Employee Benefits, net income declined to $11,474 for Second Quarter 2013 from $18,621 for Second Quarter 2012. This decline was primarily due to less favorable disability results, reflecting lower recoveries in Second Quarter 2013, and the previously disclosed reduction in the discount rate for new disability claim reserves.

Net earned premiums increased slightly for Second Quarter 2013 compared with Second Quarter 2012, driven by higher dental sales. Assurant Employee Benefit continues to emphasize enrollment and administrative services for voluntary benefit plans.

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

For the six months ended June 30, 2013, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $261,096; net cash used in investing activities totaled $(343,602) and net cash provided by financing activities totaled $443,497. We had $1,270,395 in cash and cash equivalents as of June 30, 2013. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2012 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2012 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Second Quarter 2013.

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

Assurant Health has estimated its Second Quarter 2013 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. An estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$1,916,414	$1,792,236	$3,766,862	$3,569,297
Net investment income	163,924	199,314	329,909	371,609
Net realized gains on investments	20,857	18,175	33,895	25,719
Amortization of deferred gain on disposal of businesses	4,072	4,596	8,164	9,217
Fees and other income	132,499	114,969	249,559	226,372

Total revenues	2,237,766	2,129,290	4,388,389	4,202,214

Benefits, losses and expenses:
Policyholder benefits	916,950	872,027	1,774,311	1,728,385
Selling, underwriting and general expenses (1)	1,088,529	977,528	2,160,289	1,929,370
Interest expense	21,520	15,074	36,598	30,150

Total benefits, losses and expenses	2,026,999	1,864,629	3,971,198	3,687,905

Income before provision for income taxes	210,767	264,661	417,191	514,309
Provision for income taxes	77,244	95,491	165,888	181,879

Net income	$133,523	$169,170	$251,303	$332,430

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Second Quarter 2013 and Six Months 2013, and Second Quarter 2012 and Six Months 2012. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Income

The Company reported net income of $133,523 in Second Quarter 2013, a decrease of $35,647, or 21%, compared with $169,170 of net income for Second Quarter 2012. The decrease was primarily due to a $23,004 (after-tax) decline in net investment income, including $17,529 (after-tax) of additional investment income from real estate joint venture partnerships in Second Quarter 2012 compared with Second Quarter 2013. In addition, results in our Assurant Solutions, Assurant Health and Assurant Employee Benefits segments declined, partially offset by improved results in our Assurant Specialty Property segment.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Income

The Company reported net income of $251,303 for Six Months 2013, a decrease of $81,127, or 24%, compared with $332,430 of net income for Six Months 2012. The decrease was primarily due to a $27,105 (after-tax) decline in net investment income, including $16,024 (after-tax) of additional investment income from real estate joint venture partnerships in Six Months 2012 compared with Six Months 2013. In addition, Six Months 2013 includes a $14,000 (non tax-deductible) settlement with the New

York Department of Financial Services (“NYDFS”) and a $9,351 (after-tax) increase in reportable catastrophe losses in our Assurant Specialty Property segment. For additional detail on the NYDFS settlement, please refer to Assurant Specialty Property’s results of operations section further below in this Item 2. Also contributing to the decline was a $10,205 tax liability increase due to a change in estimated non-deductible compensation expenses related to the Affordable Care Act.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$681,827	$645,465	$1,371,327	$1,272,413
Net investment income	94,428	100,332	189,657	199,643
Fees and other income	92,738	76,219	171,850	148,659

Total revenues	868,993	822,016	1,732,834	1,620,715

Benefits, losses and expenses:
Policyholder benefits	209,713	210,188	421,450	419,996
Selling, underwriting and general expenses	608,948	551,044	1,208,558	1,074,221

Total benefits, losses and expenses	818,661	761,232	1,630,008	1,494,217

Segment income before provision for income taxes	50,332	60,784	102,826	126,498
Provision for income taxes	18,941	20,421	36,528	42,735

Segment net income	$31,391	$40,363	$66,298	$83,763

Net earned premiums:
Domestic:
Credit	$39,584	$41,283	$81,316	$84,115
Service contracts	332,278	310,548	669,413	616,382
Other (1)	20,752	19,272	41,293	33,317

Total domestic	392,614	371,103	792,022	733,814

International:
Credit	95,962	109,666	192,740	216,056
Service contracts	168,022	136,970	336,194	266,031
Other (1)	7,672	6,975	15,280	13,880

Total international	271,656	253,611	544,214	495,967

Preneed	17,557	20,751	35,091	42,632

Total	$681,827	$645,465	$1,371,327	$1,272,413

Fees and other income:
Domestic:
Debt protection	$7,526	$7,086	$14,022	$14,051
Service contracts	43,131	31,182	76,551	62,197
Other (1)	1,412	778	4,099	2,223

Total domestic	52,069	39,046	94,672	78,471

International	10,160	12,690	18,587	21,837
Preneed	30,509	24,483	58,591	48,351

Total	$92,738	$76,219	$171,850	$148,659

Gross written premiums (2):
Domestic:
Credit	$94,942	$98,122	$184,616	$191,364
Service contracts	522,034	472,156	962,356	863,850
Other (1)	28,932	32,056	56,890	55,329

Total domestic	645,908	602,334	1,203,862	1,110,543

International:
Credit	243,814	249,001	486,361	496,330
Service contracts	181,358	153,838	357,950	315,361
Other (1)	12,533	11,414	24,097	22,464

Total international	437,705	414,253	868,408	834,155

Total	$1,083,613	$1,016,587	$2,072,270	$1,944,698

Preneed (face sales)	$256,913	$233,987	$486,391	$446,150

Combined ratios (3):
Domestic	97.6%	97.9%	97.2%	97.1%
International	102.1%	101.1%	102.2%	101.4%

(1)	This includes emerging products and run-off product lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Income

Segment net income decreased $8,972, or 22%, to $31,391 for Second Quarter 2013 from $40,363 for Second Quarter 2012, primarily due to lower investment yields and higher selling expenses associated with growth in our preneed business as well as the previously disclosed loss of a mobile client. Results also include restructuring charges of $2,741 (after-tax) in Europe. Second Quarter 2012 included $3,762 (after-tax) of favorable client related settlements.

Total Revenues

Total revenues increased $46,977, or 6%, to $868,993 for Second Quarter 2013 from $822,016 for Second Quarter 2012. The increase was mainly the result of higher net earned premiums of $36,362, primarily in our international and domestic service contract businesses. International service contract net earned premiums increased primarily due to expansion in Latin America including mobile; this increase was partially offset by the unfavorable impact of changes in foreign exchange rates. Domestic net earned premiums increased mostly due to growth from an existing service contract client and in vehicle service contracts. Fees and other income increased $16,519, mostly driven by growth in our domestic wireless business, and increased sales in our preneed business. In addition Second Quarter 2012 included $5,700 of Latin American client-related settlements.

Gross written premiums increased $67,026, or 7%, to $1,083,613 for Second Quarter 2013 from $1,016,587 for Second Quarter 2012. Gross written premiums from our domestic service contract business increased $49,878 from both new and existing automotive and retail clients. Second Quarter 2012 included a one-time benefit of $33,200 related to a correction of a client reporting error, which had no impact on net income due to the recording of an offsetting deferred commission amount. Our international service contract business increased $27,520 primarily due to growth in Latin America from new and existing clients. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $22,926 or 10%, to $256,913 for Second Quarter 2013 from $233,987 for Second Quarter 2012. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $57,429, or 8%, to $818,661 for Second Quarter 2013 from $761,232 for Second Quarter 2012. Policyholder benefits remained relatively consistent while selling, underwriting and general expenses increased $57,904. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $55,587 due to earnings in our domestic service contract and international businesses. General expenses increased $2,317 primarily due to higher restructuring charges in Europe, higher costs to support growth in Latin America and increased expenses related to a new domestic wireless program. These items were partially offset by expense savings in our domestic credit, domestic service contract, and European businesses.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Income

Segment net income decreased $17,465, or 21%, to $66,298 for Six Months 2013 from $83,763 for Six Months 2012. The decrease was primarily due to the previously disclosed loss of a mobile client effective October 1, 2012 and reduced results in our preneed business due to lower investment yields, higher mortality experience and higher selling expenses associated with growth. Results also include restructuring charges of $2,741 (after-tax) in Europe, and higher expenses associated with business growth, primarily in Latin America. Six Months 2012 included favorable client-related settlements of $3,762 (after-tax) and a one-time premium tax liability release of $2,405 (after-tax) in Canada.

Total Revenues

Total revenues increased $112,119, or 7%, to $1,732,834 for Six Months 2013 from $1,620,715 for Six Months 2012. The increase was mainly the result of higher net earned premiums of $98,914, primarily in our international and domestic service contract businesses. International service contract net earned premiums increased due to growth in Latin America, partially offset by the unfavorable impact of changes in foreign exchange rates. Domestic service contract net earned premiums increased mostly from an existing service contract client as well as additional vehicle service contract clients, partially offset by a previously disclosed loss of a mobile client. Fees and other income increased $23,191, mostly driven by a new program in our domestic wireless business, and increased sales in our preneed business. In addition, Six Months 2012 included $5,700 of Latin American client-related settlements.

Gross written premiums increased $127,572, or 7%, to $2,072,270 for Six Months 2013 from $1,944,698 for Six Months 2012. Gross written premiums from our domestic service contract business increased $98,506 primarily from both new and existing automotive and retail clients. Six Months 2012 included a one-time benefit of $33,200 related to a correction of a client reporting error, which had no impact on net income due to the recording of an offsetting deferred commission amount. Our international service contract business increased $42,589 primarily due to growth from new and existing clients in Latin America and Europe, partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $40,241, to $486,391 for Six Months 2013 from $446,150 for Six Months 2012. This increase was mostly attributable to growth from our exclusive distribution partnership with SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $135,791, or 9%, to $1,630,008 for Six Months 2013 from $1,494,217 for Six Months 2012. Policyholder benefits increased $1,454 primarily due to higher mortality experience in our preneed business, partially offset by decreases in certain domestic lines of business that are in run-off. Selling, underwriting and general expenses increased $134,337. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $140,997 due to higher earnings in our international and domestic service contract businesses. General expenses decreased $6,660 due to expense savings in our domestic credit and service contract businesses, as well as in Europe, as a result of a 2012 restructuring. These items were partially offset by restructuring charges in Europe, increased expenses related to a new domestic wireless program and the recognition of a one-time premium tax liability release in Canada of $3,700 in Six Months 2012.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$585,760	$491,989	$1,115,559	$976,189
Net investment income	25,142	27,686	50,904	52,387
Fees and other income	26,229	23,489	52,416	47,628

Total revenues	637,131	543,164	1,218,879	1,076,204

Benefits, losses and expenses:
Policyholder benefits	234,323	199,887	421,046	355,597
Selling, underwriting and general expenses	244,181	202,960	489,460	409,972

Total benefits, losses and expenses	478,504	402,847	910,506	765,569

Segment income before provision for income taxes	158,627	140,317	308,373	310,635
Provision for income taxes	52,107	47,995	107,609	105,309

Segment net income	$106,520	$92,322	$200,764	$205,326

Net earned premiums:
Homeowners (lender-placed and voluntary)	$412,395	$336,837	$774,872	$665,967
Manufactured housing (lender-placed and voluntary)	56,464	50,631	110,917	101,454
Other (1)	116,901	104,521	229,770	208,768

Total	$585,760	$491,989	$1,115,559	$976,189

Ratios:
Loss ratio (2)	40.0%	40.6%	37.7%	36.4%
Expense ratio (3)	39.9%	39.4%	41.9%	40.0%
Combined ratio (4)	78.2%	78.2%	78.0%	74.8%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

On March 21, 2013, the Company and two of its wholly owned subsidiaries, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the NYDFS regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York.

Assurant Specialty Property’s business strategy has been to pursue long-term growth in lender-placed homeowners insurance and adjacent markets with similar characteristics, such as lender-placed flood insurance and lender-placed mobile home insurance. Lender-placed insurance products accounted for approximately 72% and 71% of Assurant Specialty Property’s net earned premiums for Six Months 2013 and full year 2012, respectively. The approximate corresponding contributions to segment net income in these periods were 86% and 90%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Income

Segment net income increased $14,198, or 15%, to $106,520 for Second Quarter 2013 from $92,322 for Second Quarter 2012. The increase is primarily due to an increase in lender-placed homeowners net earned premiums attributable to loan portfolios that were added during the past twelve months and growth in our multi-family housing business. Partially offsetting these items is an increase in general expenses to support the growth in the homeowners business.

Total Revenues

Total revenues increased $93,967, or 17%, to $637,131 for Second Quarter 2013 from $543,164 for Second Quarter 2012, driven primarily by growth in lender-placed homeowners net earned premiums mainly due to loan portfolio growth and increased revenues from our multi-family housing business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $75,657 or 19%, to $478,504 for Second Quarter 2013 from $402,847 for Second Quarter 2012. The loss ratio decreased 60 basis points primarily due to lower reportable catastrophe losses of $14,098 in Second Quarter 2013 compared to reportable catastrophe losses of $15,117 in Second Quarter 2012. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased by 50 basis points in Second Quarter 2013 primarily due to an increase in operating costs to support loan portfolio growth.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Income

Segment net income decreased $4,562, or 2%, to $200,764 for Six Months 2013 from $205,326 for six months 2012. The decrease is primarily due to a $14,000 (non tax-deductible) settlement with the NYDFS, and an increase in operating expenses to support loan portfolio growth. Reportable catastrophe losses also increased $9,351 (after-tax). Partially offsetting these items is increased lender-placed homeowners net earned premiums primarily due to loan portfolios added during the past twelve months.

Total Revenues

Total revenues increased $142,675, or 13%, to $1,218,879 for Six Months 2013 from $1,076,204 for Six Months 2012, driven primarily by growth in lender-placed homeowners net earned premiums, mainly due to loan portfolio growth and increased revenues from our multifamily housing business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $144,937 or 19%, to $910,506 for Six Months 2013 from $765,569 for Six Months 2012. The loss ratio increased 130 basis points with a 110 basis point increase due to higher reportable catastrophe losses of $29,503 in Six Months 2013 compared to $15,117 of reportable catastrophe losses in Six Months 2012. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 190 basis points in Six Months 2013 primarily due to regulatory expenses including a $14,000 (non tax-deductible) settlement with the NYDFS and an increase in operating costs to support business growth.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$395,566	$403,029	$774,775	$810,502
Net investment income	9,346	32,278	18,693	43,406
Fees and other income	7,355	7,612	13,431	15,367

Total revenues	412,267	442,919	806,899	869,275

Benefits, losses and expenses:
Policyholder benefits	297,278	294,033	572,773	596,517
Selling, underwriting and general expenses	102,596	102,154	207,265	206,505

Total benefits, losses and expenses	399,874	396,187	780,038	803,022

Segment income before provision for income taxes	12,393	46,732	26,861	66,253
Provision for income taxes	8,310	17,800	28,121	25,706

Segment net income (loss)	$4,083	$28,932	$(1,260)	$40,547

Net earned premiums:
Individual	$296,049	$298,317	$577,655	$599,470
Small employer group	99,517	104,712	197,120	211,032

Total	$395,566	$403,029	$774,775	$810,502

Insured lives by product line:
Individual			727	623
Small employer group			112	115

Total			839	738

Ratios:
Loss ratio (1)	75.2%	73.0%	73.9%	73.6%
Expense ratio (2)	25.5%	24.9%	26.3%	25.0%
Combined ratio (3)	99.2%	96.5%	99.0%	97.2%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Some provisions of the Affordable Care Act have taken effect already, and other provisions will become effective at various dates before the end of 2014. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors - Risk related to our industry - Reform of the health care industry could make our health insurance business unprofitable” in our 2012 Annual Report on Form 10-K.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Income

Segment net income decreased $24,849, or 86%, to $4,083 for Second Quarter 2013 from $28,932 for Second Quarter 2012. The decrease was primarily attributable to the absence of $13,584 (after-tax) of net investment income from real estate joint venture partnerships that was included in 2012 results, and a higher effective income tax rate due to limitations on the deductibility of compensation related to the Affordable Care Act.

Total Revenues

Total revenues decreased $30,652, or 7%, to $412,267 for Second Quarter 2013 from $442,919 for Second Quarter 2012. Net earned premiums from our individual markets business decreased $2,268, or 1%, due to a decline in individual major medical policies, partially offset by increased sales of lower priced supplemental and affordable choice products and premium rate increases. Net earned premiums from our small employer group business decreased $5,195, or 5%, due to fewer small group insured lives, partially offset by premium rate increases. Net investment income decreased $22,932, primarily due to less investment income from real estate joint venture partnerships. Second Quarter 2012 included $21,317 of investment income from real estate joint venture partnerships, while Second Quarter 2013 had $418.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $3,687, or 1%, to $399,874 for Second Quarter 2013 from $396,187 for Second Quarter 2012. Policyholder benefits increased $3,245, or 1%, and the benefit loss ratio increased to 75.2% from 73.0%. The increase in policyholder benefits was primarily attributable to less favorable loss experience, partially offset by a decline in business volume. The increase in the benefit loss ratio is due to less favorable loss experience and pricing changes in response to the medical minimum loss ratio related to our major medical business. Selling, underwriting and general expenses stayed relatively consistent.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net (Loss) Income

Segment results decreased $41,807 to a net loss of $1,260 for Six Months 2013 from net income of $40,547 for Six Months 2012. The decrease was primarily attributable to less favorable loss experience and a $10,205 tax liability increase in connection with the Affordable Care Act due to a change in estimated non-deductible compensation expenses. In addition, Six Months 2012 results included $13,359 (after-tax) more investment income from real estate joint venture partnerships than Six Months 2013.

Total Revenues

Total revenues decreased $62,376, or 7%, to $806,899 for Six Months 2013 from $869,275 for Six Months 2012. Net earned premiums from our individual markets business decreased $21,815, or 4%, due to a decline in individual major medical policies, partially offset by increased sales of lower priced supplemental and affordable choice products and premium rate increases. Net earned premiums from our small employer group business decreased $13,912, or 7%, due to fewer small group insured lives, partially offset by premium rate increases. Net investment income decreased $24,713, primarily due to less investment income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $22,984, or 3%, to $780,038 for Six Months 2013 from $803,022 for Six Months 2012. Policyholder benefits decreased $23,744, or 4%, while the benefit loss ratio increased to 73.9% from 73.6%. The decrease in policyholder benefits was primarily attributable to a decline in business volume, partially offset by higher loss experience. The slight increase in the benefit loss ratio was due to less favorable loss experience on individual major medical policies. Selling, underwriting and general expenses stayed relatively consistent.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$253,261	$251,753	$505,201	$510,193
Net investment income	30,202	34,094	60,340	66,027
Fees and other income	5,944	7,571	11,573	14,579

Total revenues	289,407	293,418	577,114	590,799

Benefits, losses and expenses:
Policyholder benefits	174,174	167,919	357,580	356,275
Selling, underwriting and general expenses	97,861	97,286	192,973	192,635

Total benefits, losses and expenses	272,035	265,205	550,553	548,910

Segment income before provision for income taxes	17,372	28,213	26,561	41,889
Provision for income taxes	5,898	9,592	9,004	14,204

Segment net income	$11,474	$18,621	$17,557	$27,685

Net earned premiums:
Group dental	$95,031	$99,230	$191,065	$198,697
Group disability	101,289	101,152	201,475	206,991
Group life	48,465	46,462	96,094	95,300
Group supplemental and vision products	8,476	4,909	16,567	9,205

Total	$253,261	$251,753	$505,201	$510,193

Ratios:
Loss ratio (1)	68.8%	66.7%	70.8%	69.8%
Expense ratio (2)	37.8%	37.5%	37.3%	36.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Income

Segment net income decreased 38% to $11,474 for Second Quarter 2013 from $18,621 for Second Quarter 2012. The decline was primarily attributable to less favorable disability loss experience partially offset by favorable dental and life loss experience. Second Quarter 2013 results were also affected by lower net investment income compared to Second Quarter 2012. Additionally, Second Quarter 2013 results include a previously disclosed decrease in the new long-term disability claims reserve discount rate.

Total Revenues

Total revenues decreased 1% to $289,407 for Second Quarter 2013 from $293,418 for Second Quarter 2012. Second Quarter 2013 net earned premiums increased $1,508 or 1%. The increase in net earned premiums was primarily driven by growth in life and supplemental products partially offset by lower premiums from dental products. Net investment income decreased 11% or $3,892 driven by lower average invested assets as well as $2,393 less investment income from real estate joint venture partnerships in Second Quarter 2013 compared to Second Quarter 2012.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 3% to $272,035 for Second Quarter 2013 from $265,205 for Second Quarter 2012. The loss ratio increased to 68.8% from 66.7% primarily driven by unfavorable disability results partially offset by favorable dental and life loss experience. Disability results include a previously disclosed decrease in the reserve discount rate for new long-term disability claims. The expense ratio remained relatively flat compared to Second Quarter 2012.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Income

Segment net income decreased 37% to $17,557 for Six Months 2013 from $27,685 for Six Months 2012. Results for Six Months 2013 were driven by unfavorable disability and life loss experience partially offset by favorable dental loss experience. Six Months 2013 results include a decrease in the reserve discount rate for new long-term disability claims. Additionally, Six Months 2013 results were also affected by lower net investment income compared to Six Months 2012.

Total Revenues

Total revenues decreased 2% to $577,114 for Six Months 2013 from $590,799 for Six Months 2012. Six Months 2013 net earned premiums decreased $4,992 or 1%. The decrease in net earned premiums was driven primarily by the previously disclosed loss of two assumed disability clients. Net investment income decreased 9% or $5,687 driven by lower average invested assets as well as $1,930 less investment income from real estate joint venture partnerships in Six Months 2013 compared to Six Months 2012.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased less than 1% to $550,553 for Six Months 2013 from $548,910 for Six Months 2012. The loss ratio increased to 70.8% from 69.8% primarily driven by unfavorable disability and life loss experience partially offset by favorable dental loss experience. Expenses remained relatively flat.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$4,806	$4,924	$10,315	$10,146
Net realized gains on investments	20,857	18,175	33,895	25,719
Amortization of deferred gain on disposal of businesses	4,072	4,596	8,164	9,217
Fees and other income	233	78	289	139

Total revenues	29,968	27,773	52,663	45,221

Benefits, losses and expenses:
Policyholder benefits	1,462	0	1,462	0
Selling, underwriting and general expenses	34,943	24,084	62,033	46,037
Interest expense	21,520	15,074	36,598	30,150

Total benefits, losses and expenses	57,925	39,158	100,093	76,187

Segment loss before benefit for income taxes	(27,957)	(11,385)	(47,430)	(30,966)
Benefit for income taxes	(8,012)	(317)	(15,374)	(6,075)

Segment net loss	$(19,945)	$(11,068)	$(32,056)	$(24,891)

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Loss

Segment net loss increased $8,877 to a net loss of $19,945 for Second Quarter 2013 compared with net loss of $11,068 for Second Quarter 2012. The increase is primarily related to increased employee benefit related expenses and additional investments in areas targeted for growth. In addition, interest expense increased $4,190 (after-tax) due to the issuance of senior notes with an aggregate principal amount of $700,000 on March 28, 2013.

Total Revenues

Total revenues increased $2,195 to $29,968 for Second Quarter 2013 compared with $27,773 for Second Quarter 2012. The increase in revenues is primarily due to increased net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $18,767 to $57,925 for Second Quarter 2013 compared with $39,158 for Second Quarter 2012. The increase in expenses is primarily due to increased employee benefit related expenses, additional investments in areas targeted for growth and increased interest expense related to the March 28, 2013 debt issuance mentioned above.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Loss

Segment net loss increased $7,165, to a net loss of $32,056 for Six Months 2013 compared with a net loss of $24,891 for Six Months 2012. The increase is primarily related to increased employee benefit related expenses and additional investments in areas targeted from growth. In addition, interest expense increased $4,190 (after-tax) due to the issuance of two series of senior notes with an aggregate principal amount of $700,000 on March 28, 2013. These items were partially offset by a $5,314 (after-tax) increase in net realized gains on investments.

Total Revenues

Total revenues increased $7,442, to $52,663 for Six Months 2013 compared with $45,221 for Six Months 2012. The increase in revenues is mainly due to increased net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $23,906, to $100,093 in Six Months 2013 compared with $76,187 in Six Months 2012. The increase in expenses is mainly due to increased employee benefit related expenses, additional investments in areas targeted for growth and increased interest expense related to the March 28, 2013 debt issuance mentioned above.

Investments

The Company had total investments of $14,648,169 and $14,976,318 as of June 30, 2013 and December 31, 2012, respectively. For more information on our investments see Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2013		December 31, 2012
Aaa / Aa / A	$7,368,870	64.5%	$7,704,911	63.2%
Baa	3,335,151	29.2%	3,730,850	30.7%
Ba	476,612	4.2%	472,773	3.9%
B and lower	242,588	2.1%	263,104	2.2%

Total	$11,423,221	100.0%	$12,171,638	100.0%

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Fixed maturity securities	$133,295	$139,396	$267,623	$280,578
Equity securities	6,856	6,148	13,743	12,020
Commercial mortgage loans on real estate	19,463	19,567	38,800	39,230
Policy loans	739	677	1,732	1,475
Short-term investments	649	1,184	1,090	2,561
Other investments	5,512	34,499	11,611	39,573
Cash and cash equivalents	2,992	3,516	6,908	7,417

Total investment income	169,506	204,987	341,507	382,854
Investment expenses	(5,582)	(5,673)	(11,598)	(11,245)

Net investment income	$163,924	$199,314	$329,909	$371,609

Net investment income decreased $35,390, or 17.8%, to $163,924 for Second Quarter 2013 compared with $199,314 for Second Quarter 2012. Net investment income decreased $41,700, or 11.2%, to $329,909 for Six Months 2013 compared with $371,609 for Six Months 2012. The decrease for both periods was primarily related to $26,967 and $24,653 in additional investment income from real estate joint venture partnerships in Second Quarter 2012 and Six Months 2012, respectively, compared to Second Quarter 2013 and Six Months 2013. Also contributing to the decrease for both periods were lower investment yields.

As of June 30, 2013, the Company owned $221,841 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $204,472 of municipal securities, with a credit rating of A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At June 30, 2013, approximately 3.3% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.7% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 14.1% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of June 30, 2013 and December 31, 2012, our collateral held under securities lending, of which its use is unrestricted, was $96,014 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $96,000 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. There was one security in an unrealized loss position as of June 30, 2013 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2012. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On March 12, 2013, Moody’s Investor Services (“Moody’s”) downgraded the insurance financial strength ratings of two of Assurant’s rated life and health subsidiaries from A3 to Baa1 due to pressures on earnings and concerns about the impact of the Affordable Care Act. Moody’s outlook on these two subsidiaries remains negative. On June 24, 2013, Standard and Poor’s (“S&P”) upgraded the Senior Debt rating of Assurant, Inc from BBB to BBB+ and revised the outlook on the rating from positive to stable. In addition, S&P upgraded the financial strength ratings of American Security Insurance Company, American Bankers Insurance Company of Florida, American Bankers Life Assurance Company of Florida and American Memorial Life from A- to A and revised the outlook on the ratings from positive to stable. The upgrades reflect Assurant’s strong earnings capability based on its well-diversified competitive position and very strong capital adequacy, as well as the company’s strong financial flexibility supported by its strong leverage and coverage metrics. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2012 Annual Report on Form 10-K. For 2013, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $524,000. During Six Months 2013, we received dividends or returns of capital, net of infusions, of $206,393 from our subsidiaries. We expect 2013 dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.

Liquidity

As of June 30, 2013, we had $887,060 in holding company capital, excluding $476,280 from the March 28, 2013 debt offering which will be used to repay debt maturing in February 2014. We use the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1,571,940, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $887,060 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $206,393 and $581,908 for Six Months 2013 and the year ended December 31, 2012, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $237,668 and $472,103 during Six Months 2013 and the year ended December 31, 2012, respectively.

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

We paid dividends of $0.25 per common share on June 11, 2013 to stockholders of record as of May 28, 2013. This represents a 19 percent increase above the quarterly dividend of $0.21 per common share paid on March 11, 2013 to stockholders of record as of February 25, 2013. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On May 14, 2012, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2012, there was $502,900 remaining under the total repurchase authorization. During the six months ended June 30, 2013, we repurchased 4,246,113 shares of our outstanding common stock at a cost of $200,639, exclusive of commissions. As of June 30, 2013, $302,261 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $21,969 and $107,666 (based on the fair value of Plan assets compared to the projected benefit obligation) at June 30, 2013 and December 31, 2012, respectively. This equates to a 97% and 87% funded status at June 30, 2013 and December 31, 2012, respectively. The change in under-funded projected benefit obligation status is mainly due to an increase in the discount rate used to determine the projected benefit obligation.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Six Months 2013, we contributed $25,000 in cash to the Plan. Additional cash, up to $25,000, is expected to be contributed to the Plan over the remainder of 2013.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $344,439 was available at June 30, 2013, due to outstanding letters of credit.

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

We did not use the commercial paper program during the six months ended June 30, 2013 or 2012, and there were no amounts outstanding relating to the commercial paper program at June 30, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at June 30, 2013. We had $5,561 of letters of credit outstanding under the 2011 Credit Facility as of June 30, 2013.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2013, we were in compliance with all covenants, minimum ratios, and thresholds.

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

The net proceeds from the sale of the 2013 Senior Notes was $698,093, which represents the principal amount less the discount before offering expenses. The Company intends to use the net proceeds of the 2013 Senior Notes offering for general corporate purposes, including to repay $476,280 of remaining debt maturing in 2014.

In addition, we have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

During the three months ended June 30, 2013, the Company repurchased $23,720 of the 2004 Senior Notes through open market transactions. The $774 difference between the reacquisition price and the net carrying amount of the extinguished debt was recorded as an extinguishment loss and is included in the consolidated statement of operations as part of interest expense.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $15,003 and $15,074 for the three months ended June 30, 2013 and 2012, respectively, and $30,081 and $30,150 for the six months ended June 30, 2013 and 2012, respectively. There was $22,070 and $22,570 of accrued interest at June 30, 2013 and 2012, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $5,743 for both the three and six months ended June 30, 2013. There was $5,688 of accrued interest at June 30, 2013. The 2013 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2013 Senior Notes are not redeemable prior to maturity.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2013	2012
Operating activities (1)	$261,096	$181,398
Investing activities	(343,602)	51,417
Financing activities	443,497	(292,536)

Net change in cash	$360,991	$(59,721)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $261,096 and $181,398 for Six Months 2013 and Six Months 2012, respectively. The increase in cash provided by operating activities was primarily due to higher tax payments made in Six Months 2012 compared with Six Months 2013 and increased net written premiums in our Assurant Solutions segment during Six Months 2013. These increases were partially offset by increased catastrophe loss payments and a $14,000 settlement with the New York Department of Financial Services in our Assurant Specialty Property segment during Six Months 2013.

Net cash (used in) provided by investing activities was $(343,602) and $51,417 for Six Months 2013 and Six Months 2012, respectively. The increase in investing activities was mainly due to changes in short term investments and increased purchases of fixed maturity and equity securities and other invested assets.

Net cash provided by (used in) financing activities was $443,497 and $(292,536) for Six Months 2013 and Six Months 2012, respectively. The increase in financing activities was primarily due to the issuance of two series of senior notes during First Quarter 2013. The Company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses. In addition, the Company repurchased $23,720 of the 2004 Senior Notes through open market transactions during Second Quarter 2013 and repurchased $65,571 less of its common stock during Six Months 2013 compared with Six Months 2012.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2013	2012
Interest paid on debt	$30,094	$30,094
Common stock dividends	36,944	35,349

Total	$67,038	$65,443

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $5,561 and $19,760 of letters of credit outstanding as of June 30, 2013 and December 31, 2012, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2012 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Second Quarter 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended June 30, 2013, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2012 Annual Report on Form 10-K and First Quarter 2013 Form 10-Q. There have been no material changes during Second Quarter 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1-31	0	$0.00	0	$502,900
February 1-28	0	0.00	0	502,900
March 1-31	600,000	44.28	600,000	476,345
April 1-30	1,803,621	46.29	1,803,621	392,889
May 1-31	1,383,080	48.92	1,383,080	325,260
June 1-30	459,412	50.08	459,412	302,261

Total	4,246,113	$47.27	4,246,113	$302,261

(1)	Shares purchased pursuant to the May 14, 2012 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: July 31, 2013	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: July 31, 2013	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer