Form 10-Q
period 2013-09-30
ASSURANT INC
filed 2013-10-30
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding at October 24, 2013 was 72,716,952.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts and number of loans.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(in thousands except number of shares and per share amounts)

Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,645,077 in 2013 and $10,728,714 in 2012)	$11,447,578	$12,171,638
Equity securities available for sale, at fair value (cost - $419,904 in 2013 and $422,703 in 2012)	464,636	475,806
Commercial mortgage loans on real estate, at amortized cost	1,268,056	1,311,682
Policy loans	51,997	52,938
Short-term investments	972,684	300,925
Collateral held/pledged under securities agreements	95,768	94,729
Other investments	573,243	568,600

Total investments	14,873,962	14,976,318

Cash and cash equivalents	1,286,697	909,404
Premiums and accounts receivable, net	983,166	830,027
Reinsurance recoverables	5,684,585	6,141,737
Accrued investment income	156,793	149,032
Deferred acquisition costs	3,090,637	2,861,163
Property and equipment, at cost less accumulated depreciation	253,870	250,796
Tax receivable	0	32,740
Goodwill	672,233	640,714
Value of business acquired	55,698	62,109
Other intangible assets, net	294,003	262,994
Other assets	138,242	97,700
Assets held in separate accounts	1,858,699	1,731,873

Total assets	$29,348,585	$28,946,607

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(in thousands except number of shares and per share amounts)

Liabilities

Future policy benefits and expenses	$8,621,692	$8,513,505
Unearned premiums	6,455,337	6,192,260
Claims and benefits payable	3,429,420	3,960,590
Commissions payable	361,518	339,680
Reinsurance balances payable	111,665	103,808
Funds held under reinsurance	70,881	61,413
Deferred gain on disposal of businesses	103,382	115,620
Obligation under securities agreements	95,761	94,714
Accounts payable and other liabilities	1,753,086	1,514,091
Deferred income taxes, net	44,878	161,288
Tax payable	20,959	0
Debt	1,638,388	972,399
Liabilities related to separate accounts	1,858,699	1,731,873

Total liabilities	24,565,666	23,761,241

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 73,319,550 and 78,664,029 shares outstanding at September 30, 2013 and December 31, 2012, respectively	1,482	1,474
Additional paid-in capital	3,075,444	3,052,454
Retained earnings	4,325,410	4,001,096
Accumulated other comprehensive income	386,306	830,403
Treasury stock, at cost; 74,505,476 and 68,332,638 shares at September 30, 2013 and December 31, 2012, respectively	(3,005,723)	(2,700,061)

Total stockholders’ equity	4,782,919	5,185,366

Total liabilities and stockholders’ equity	$29,348,585	$28,946,607

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands except number of shares and per share amounts)

Revenues
Net earned premiums	$1,947,431	$1,838,481	$5,714,293	$5,407,778
Net investment income	159,209	169,433	489,118	541,042
Net realized (losses) gains on investments, excluding other-than-temporary impairment losses	(2,429)	8,460	31,573	36,018
Total other-than-temporary impairment losses	(1,230)	0	(1,409)	(1,936)
Portion of net loss recognized in other comprehensive (loss) income, before taxes	28	0	100	97

Net other-than-temporary impairment losses recognized in earnings	(1,202)	0	(1,309)	(1,839)
Amortization of deferred gain on disposal of businesses	4,074	4,600	12,238	13,817
Fees and other income	151,567	124,106	401,126	350,478

Total revenues	2,258,650	2,145,080	6,647,039	6,347,294

Benefits, losses and expenses
Policyholder benefits	933,832	895,480	2,708,143	2,623,865
Amortization of deferred acquisition costs and value of business acquired	372,750	363,996	1,101,998	1,040,616
Underwriting, general and administrative expenses	737,326	661,907	2,168,367	1,914,657
Interest expense	20,771	15,078	57,369	45,228

Total benefits, losses and expenses	2,064,679	1,936,461	6,035,877	5,624,366

Income before provision for income taxes	193,971	208,619	611,162	722,928
Provision for income taxes	65,183	82,331	231,071	264,210

Net income	$128,788	$126,288	$380,091	$458,718

Earnings Per Share
Basic	$1.70	$1.54	$4.89	$5.35
Diluted	$1.68	$1.52	$4.84	$5.30
Dividends per share	$0.25	$0.21	$0.71	$0.60

Share Data
Weighted average shares outstanding used in basic per share calculations	75,544,542	82,156,838	77,662,796	85,723,387
Plus: Dilutive securities	915,249	802,615	899,205	875,321

Weighted average shares used in diluted per share calculations	76,459,791	82,959,453	78,562,001	86,598,708

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$128,788	$126,288	$380,091	$458,718

Other comprehensive (loss) income:

Change in unrealized gains on securities, net of taxes of $21,164, $(82,741), $220,190 and $(146,659), respectively	(43,305)	160,592	(431,554)	280,710

Change in other-than-temporary impairment gains, net of taxes of $(150), $(1,229), $(1,064) and $(3,307), respectively	279	2,283	1,976	6,142

Changes in foreign currency translation, net of taxes of $(1,627), $(4,657), $4,178 and $(4,436), respectively	5,578	15,712	(28,653)	3,116

Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,748), $(2,068), $(7,610) and $(6,093), respectively	3,246	3,840	14,134	11,315

Total other comprehensive (loss) income	(34,202)	182,427	(444,097)	301,283

Total comprehensive income (loss)	$94,586	$308,715	$(64,006)	$760,001

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2012 through September 30, 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2012	$1,474	$3,052,454	$4,001,096	$830,403	$(2,700,061)	$5,185,366
Stock plan exercises	8	(11,929)	0	0	0	(11,921)
Stock plan compensation expense	0	36,643	0	0	0	36,643
Change in tax benefit from share-based payment arrangements	0	(1,724)	0	0	0	(1,724)
Dividends	0	0	(55,777)	0	0	(55,777)
Acquisition of common stock	0	0	0	0	(305,662)	(305,662)
Net income	0	0	380,091	0	0	380,091
Other comprehensive loss	0	0	0	(444,097)	0	(444,097)

Balance, September 30, 2013	$1,482	$3,075,444	$4,325,410	$386,306	$(3,005,723)	$4,782,919

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Net cash provided by operating activities	$724,038	$429,159

Investing activities
Sales of:
Fixed maturity securities available for sale	1,814,687	1,485,221
Equity securities available for sale	173,499	92,052
Other invested assets	42,312	66,359
Property and equipment and other	154	2,453
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	695,398	784,708
Commercial mortgage loans on real estate	150,920	89,096
Purchases of:
Fixed maturity securities available for sale	(2,446,127)	(2,529,934)
Equity securities available for sale	(168,097)	(130,171)
Commercial mortgage loans on real estate	(109,504)	(82,575)
Other invested assets	(37,524)	(24,076)
Property and equipment and other	(33,519)	(40,042)
Subsidiary, net of cash transferred	(49,987)	(3,500)
Change in short-term investments	(673,579)	190,257
Change in policy loans	823	391
Change in collateral held/pledged under securities agreements	(1,047)	1,470

Net cash used in investing activities	(641,591)	(98,291)

Financing activities
Issuance of debt	698,093	0
Repurchase of debt	(32,310)	0
Change in tax benefit from share-based payment arrangements	(1,724)	2,464
Acquisition of common stock	(299,624)	(370,469)
Dividends paid	(55,777)	(52,633)
Change in obligation under securities agreements	1,047	(1,470)

Net cash provided by (used in) financing activities	309,705	(422,108)

Effect of exchange rate changes on cash and cash equivalents	(14,859)	(2,967)

Change in cash and cash equivalents	377,293	(94,207)
Cash and cash equivalents at beginning of period	909,404	1,166,713

Cash and cash equivalents at end of period	$1,286,697	$1,072,506

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

The interim financial data as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2013 presentation.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

In July 2011, the FASB issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their statements of operations fees mandated by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014. The mandated fees may be material and will affect the results of our Assurant Health and Assurant Employee Benefits segments. This new accounting guidance will result in the recognition of this expense ratably over the calendar year beginning in 2014.

4. Business Combinations

On September 30, 2013, in an all cash transaction, the Company acquired Field Asset Services from FirstService Corporation for $54,636. In connection with the acquisition, the Company recorded $19,735 of marketing and technology based intangible assets, all of which are amortizable over a 5-9 year period, and $31,942 of goodwill, all of which is tax deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands existing collateral protection service offerings for customers of the Assurant Specialty Property segment.

On August 31, 2013, the Company entered into a definitive agreement to purchase Lifestyle Services Group Limited, a mobile phone insurance provider. The completion of this transaction was subject to regulatory approval, which was received in October 2013. The acquisition-date fair value of the consideration transferred totaled £106,394 ($172,156), which consists of an initial cash payment of £87,081 ($140,906), a delayed payment of £3,000 ($4,854) and contingent consideration of an additional £16,313 ($26,395), payable no later than March 31, 2014. The contingent consideration arrangement is based on a client contract renewal. The initial accounting for this acquisition is incomplete due to the timing of the acquisition date, thus the estimated range of outcomes for the contingent consideration and the total amount of goodwill for Assurant Solutions is not yet available.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$438,435	$5,136	$(1,391)	$442,180	$0
States, municipalities and political subdivisions	780,155	68,873	(2,078)	846,950	0

Foreign governments	639,460	40,518	(8,758)	671,220	0

Asset-backed	5,397	1,994	(79)	7,312	1,834

Commercial mortgage-backed	61,692	3,310	(40)	64,962	0

Residential mortgage-backed	899,150	44,065	(10,330)	932,885	17,502

Corporate	7,820,788	715,266	(53,985)	8,482,069	20,413

Total fixed maturity securities	$10,645,077	$879,162	$(76,661)	$11,447,578	$39,749

Equity securities:

Common stocks	$18,262	$8,960	$(7)	$27,215	$0

Non-redeemable preferred stocks	401,642	47,061	(11,282)	437,421	0

Total equity securities	$419,904	$56,021	$(11,289)	$464,636	$0

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$633,329	$8,722	$(127)	$641,924	$0
States, municipalities and political subdivisions	800,592	106,560	(96)	907,056	0

Foreign governments	672,671	82,096	(1,359)	753,408	0

Asset-backed	27,182	1,437	(422)	28,197	1,159

Commercial mortgage-backed	64,344	5,539	0	69,883	0

Residential mortgage-backed	714,628	56,983	(554)	771,057	14,259

Corporate	7,815,968	1,193,695	(9,550)	9,000,113	21,291

Total fixed maturity securities	$10,728,714	$1,455,032	$(12,108)	$12,171,638	$36,709

Equity securities:

Common stocks	$14,707	$4,243	$0	$18,950	$0

Non-redeemable preferred stocks	407,996	53,976	(5,116)	456,856	0

Total equity securities	$422,703	$58,219	$(5,116)	$475,806	$0

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

(a)	Represents the amount of other-than-temporary impairments recognized in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Our states, municipalities and political subdivisions holdings are highly diversified across the United States and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $177,318 and $168,705, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2013 and December 31, 2012, revenue bonds account for 53% and 52% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At September 30, 2013, approximately 70%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2012, approximately 67%, 15%, and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% and 5% of our foreign government securities as of September 30, 2013 and December 31, 2012.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,065,666 with an unrealized gain of $78,031 at September 30, 2013 and $1,054,820 with an unrealized gain of $122,420 at December 31, 2012. Approximately 26% and 28% of the corporate European exposure is held in the financial industry at September 30, 2013 and December 31, 2012, respectively. Our largest European country exposure represented approximately 6% and 5% of the fair value of our corporate securities as of September 30, 2013 and December 31, 2012, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at September 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$618,040	$624,889
Due after one year through five years	2,124,783	2,262,770
Due after five years through ten years	2,834,076	2,947,897
Due after ten years	4,101,939	4,606,863

Total	9,678,838	10,442,419
Asset-backed	5,397	7,312
Commercial mortgage-backed	61,692	64,962
Residential mortgage-backed	899,150	932,885

Total	$10,645,077	$11,447,578

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$525,996	$628,257	$2,028,274	$1,595,172
Gross realized gains	9,865	11,017	46,290	45,813
Gross realized losses	12,339	2,396	23,391	10,642

The following table sets forth the net realized (losses) gains, including OTTI, recognized in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net realized (losses) gains related to sales and other:
Fixed maturity securities	$(2,232)	$9,306	$20,215	$38,511
Equity securities	82	(856)	4,753	(3,165)
Mortgage loans	0	0	0	(256)
Other investments	(279)	10	6,605	928

Total net realized (losses) gains related to sales and other	(2,429)	8,460	31,573	36,018

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(660)	0	(767)	(1,283)
Equity securities	0	0	0	(226)
Other investments	(542)	0	(542)	(330)

Total net realized losses related to other-than-temporary impairments	(1,202)	0	(1,309)	(1,839)

Total net realized (losses) gains	$(3,631)	$8,460	$30,264	$34,179

Other-Than-Temporary Impairments

The Company follows the OTTI guidance which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

For the three and nine months ended September 30, 2013, the Company recorded $1,230 and $1,409 of OTTI, of which $1,202 and $1,309 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $28 and $100 related to all other factors and recorded as an unrealized loss component of AOCI. For the nine months ended September 30, 2012, the Company recorded $1,936 of OTTI, of which $1,839 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $97, related to all other factors and recorded as an unrealized loss component of AOCI. For the three months ended September 30, 2012, the Company did not incur any OTTI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2013	2012

Balance, June 30,	$93,745	$98,588

Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(597)	(187)

Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(190)	(816)

Balance, September 30,	$92,958	$97,585

	Nine Months Ended September 30,
	2013	2012

Balance, January 1,	$95,589	$103,090

Additions for credit loss impairments recognized in the current period on securities previously impaired	107	56

Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,465)	(1,001)

Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,273)	(4,560)

Balance, September 30,	$92,958	$97,585

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:

United States Government and government agencies and authorities	$51,485	$(1,159)	$988	$(232)	$52,473	$(1,391)
States, municipalities and political subdivisions	24,842	(2,078)	0	0	24,842	(2,078)

Foreign governments	173,218	(6,880)	8,200	(1,878)	181,418	(8,758)

Asset-backed	0	0	1,391	(79)	1,391	(79)

Commercial mortgage-backed	5,082	(40)	0	0	5,082	(40)

Residential mortgage-backed	326,820	(10,310)	1,931	(20)	328,751	(10,330)

Corporate	1,515,098	(52,691)	17,229	(1,294)	1,532,327	(53,985)

Total fixed maturity securities	$2,096,545	$(73,158)	$29,739	$(3,503)	$2,126,284	$(76,661)

Equity securities:

Common stocks	$268	$(7)	$0	$0	$268	$(7)

Non-redeemable preferred stocks	145,476	(8,449)	18,173	(2,833)	163,649	(11,282)

Total equity securities	$145,744	$(8,456)	$18,173	$(2,833)	$163,917	$(11,289)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

Total gross unrealized losses represent less than 4% and 2% of the aggregate fair value of the related securities at September 30, 2013 and December 31, 2012, respectively. Approximately 93% and 41% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2013 and December 31, 2012, respectively. The total gross unrealized losses are comprised of 662 and 238 individual securities at September 30, 2013 and December 31, 2012, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2013 and December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2013, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s foreign government and corporate fixed maturity securities, and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the consumer cyclical sector. The consumer cyclical sector’s gross unrealized losses of twelve months or more were $718, or 56%, of the corporate fixed maturity total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of September 30, 2013, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, we did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of September 30, 2013, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At September 30, 2013, approximately 37% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $35 to $15,667 at September 30, 2013 and from $36 to $15,939 at December 31, 2012.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	September 30, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,107,492	86.8%	2.00
71 – 80%	85,626	6.7%	1.47
81 – 95%	65,867	5.2%	1.19
Greater than 95%	16,068	1.3%	0.87

Gross commercial mortgage loans	1,275,053	100.0%	1.91

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,268,056

	December 31, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,141,564	86.6%	1.95
71 – 80%	103,152	7.8%	1.30
81 – 95%	57,413	4.3%	1.04
Greater than 95%	16,550	1.3%	1.02

Gross commercial mortgage loans	1,318,679	100.0%	1.85

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,311,682

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

As of September 30, 2013 and December 31, 2012, our collateral held under securities lending, of which its use is unrestricted, was $95,768 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,761 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. There was one security in an unrealized loss position as of September 30, 2013 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2012. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	September 30, 2013
	Total	Level 1		Level 2		Level 3
Financial Assets

Fixed maturity securities:
United States Government and government agencies and authorities	$442,180	$0		$442,180		$0
State, municipalities and political subdivisions	846,950	0		846,950		0
Foreign governments	671,220	681		649,942		20,597
Asset-backed	7,312	0		7,312		0
Commercial mortgage-backed	64,962	0		64,321		641
Residential mortgage-backed	932,885	0		922,100		10,785
Corporate	8,482,069	0		8,358,915		123,154
Equity securities:
Common stocks	27,215	26,531		684		0
Non-redeemable preferred stocks	437,421	0		431,304		6,117
Short-term investments	972,684	475,249	b	497,435	c	0
Collateral held/pledged under securities agreements	74,768	69,755	b	5,013	c	0
Other investments	240,679	52,283	a	177,653	c	10,743	d
Cash equivalents	600,252	535,429	b	64,823	c	0
Other assets	3,792	0		1,046	f	2,746	e
Assets held in separate accounts	1,802,307	1,611,236	a	191,071	c	0

Total financial assets	$15,606,696	$2,771,164		$12,660,749		$174,783

Financial Liabilities

Other liabilities	$56,499	$52,283	a	$140	f	$4,076	f
Liabilities related to separate accounts	1,802,307	1,611,236	a	191,071	c	0

Total financial liabilities	$1,858,806	$1,663,519		$191,211		$4,076

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

Three and Nine Months Ended September 30, 2013 and 2012

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$84	$0	$0	$0	$(84)	$0	$0	$0
Foreign governments	21,032	(2)	(433)	0	0	0	0	20,597
Commercial mortgage-backed	683	0	0	0	(42)	0	0	641
Residential mortgage-backed	20,326	(18)	64	0	(583)	0	(9,004)	10,785
Corporate	133,623	109	(2,070)	0	(1,543)	0	(6,965)	123,154
Equity Securities
Non-redeemable preferred stocks	2,301	0	289	0	0	3,527	0	6,117
Other investments	10,601	85	693	0	(636)	0	0	10,743
Other assets	2,963	(217)	0	0	0	0	0	2,746
Financial Liabilities
Other liabilities	(1,590)	(589)	0	(1,897)	0	0	0	(4,076)

Total level 3 assets and liabilities	$190,023	$(632)	$(1,457)	$(1,897)	$(2,888)	$3,527	$(15,969)	$170,707

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2012
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,289	$0	$(1)	$(109)	$0	$0	$4,179
Foreign governments	23,367	83	1,091	(682)	0	0	23,859
Commercial mortgage-backed	823	34	(30)	(1,172)	2,894	0	2,549
Residential mortgage-backed	8,535	(5)	191	(211)	0	0	8,510
Corporate	141,877	(104)	5,124	(1,801)	9,715	0	154,811
Equity Securities
Non-redeemable preferred stocks	1	0	0	0	0	0	1
Other investments	10,999	220	173	(248)	0	(627)	10,517
Other assets	6,274	33	0	0	0	0	6,307
Financial Liabilities
Other liabilities	(1,935)	(155)	0	0	0	0	(2,090)

Total level 3 assets and liabilities	$194,230	$106	$6,548	$(4,223)	$12,609	$(627)	$208,643

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,175	$0	$(3)	$0	$(4,172)	$0	$0	$0
Foreign governments	23,097	(4)	(2,496)	0	0	0	0	20,597
Commercial mortgage-backed	1,774	20	(30)	0	(1,123)	0	0	641
Residential mortgage-backed	8,211	(31)	(1,145)	29,938	(1,326)	0	(24,862)	10,785
Corporate	158,003	(390)	(4,000)	5,325	(25,045)	4,997	(15,736)	123,154
Equity Securities
Non-redeemable preferred stocks	14	12	309	4,308	(2,040)	3,527	(13)	6,117
Other investments	11,327	(813)	1,275	8	(1,054)	0	0	10,743
Other assets	5,886	(3,140)	0	0	0	0	0	2,746
Financial Liabilities
Other liabilities	(2,560)	381	0	(1,897)	0	0	0	(4,076)

Total level 3 assets and liabilities	$209,927	$(3,965)	$(6,090)	$37,682	$(34,760)	$8,524	$(40,611)	$170,707

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(2)	$(6)	$0	$(213)	$0	$0	$4,179
Foreign governments	22,713	81	1,747	0	(682)	0	0	23,859
Asset-backed	453	0	0	0	0	0	(453)	0
Commercial mortgage-backed	904	34	(34)	0	(1,249)	2,894	0	2,549
Residential mortgage-backed	1,867	(9)	241	1,930	(718)	7,065	(1,866)	8,510
Corporate	137,629	(290)	9,337	2,155	(11,268)	18,701	(1,453)	154,811
Equity Securities
Non-redeemable preferred stocks	13	0	2	0	0	1	(15)	1
Other investments	18,257	(693)	592	0	(8,500)	1,488	(627)	10,517
Other assets	8,521	(2,214)	0	0	0	0	0	6,307
Financial Liabilities
Other liabilities	(2,720)	630	0	0	0	0	0	(2,090)

Total level 3 assets and liabilities	$192,037	$(2,463)	$11,879	$4,085	$(22,630)	$30,149	$(4,414)	$208,643

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.
(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.
(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

Three and Nine Months Ended September 30, 2013 and 2012

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds and the CPI Caps, the income valuation technique is generally used. For the periods ended September 30, 2013 and December 31, 2012, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of September 30, 2013 and December 31, 2012, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Three and Nine Months Ended September 30, 2013 and 2012

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

Level 3 Securities

The Company’s investments classified as Level 3 as of September 30, 2013 and December 31, 2012, consisted of fixed maturity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $91,974 and $102,586 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of September 30, 2013 and December 31, 2012, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $76,533 and $100,220 were priced internally using independent and non-binding broker quotes as of September 30, 2013 and December 31, 2012, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Three and Nine Months Ended September 30, 2013 and 2012

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

Three and Nine Months Ended September 30, 2013 and 2012

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	September 30, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,268,056	$1,431,841	$0	$0	$1,431,841
Policy loans	51,997	51,997	51,997	0	0

Total financial assets	$1,320,053	$1,483,838	$51,997	$0	$1,431,841

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$833,446	$835,243	$0	$0	$835,243
Funds withheld under reinsurance	70,881	70,881	70,881	0	0
Debt	1,638,388	1,668,961	0	1,668,961	0
Obligation under securities agreements	95,761	95,761	95,761	0	0

Total financial liabilities	$2,638,476	$2,670,846	$166,642	$1,668,961	$835,243

	December 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,311,682	$1,468,723	$0	$0	$1,468,723
Policy loans	52,938	52,938	52,938	0	0

Total financial assets	$1,364,620	$1,521,661	$52,938	$0	$1,468,723

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$862,398	$902,449	$0	$0	$902,449
Funds withheld under reinsurance	61,413	61,413	61,413	0	0
Debt	972,399	1,050,920	0	1,050,920	0
Obligations under securities agreements	94,714	94,714	94,714	0	0

Total financial liabilities	$1,990,924	$2,109,496	$156,127	$1,050,920	$902,449

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of September 30, 2013 is as follows:

Balance as of beginning-of-year	$10,633
Provision	0
Other additions	372
Direct write-downs charged against the allowance	0

Balance as of the end-of-period	$11,005

7. Debt

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

During the three and nine months ended September 30, 2013, the Company repurchased $8,590 and $32,310 of the 2004 Senior Notes through open market transactions, respectively. The $187 and $961 difference between the reacquisition price and the net carrying amount of the extinguished debt for the three and nine months ended September 30, 2013, respectively, was recorded as an extinguishment loss and is included in the consolidated statement of operations as part of interest expense.

The interest expense incurred related to the 2004 Senior Notes was $14,714 and $15,078 for the three months ended September 30, 2013 and 2012, respectively, and $44,795 and $45,228 for the nine months ended September 30, 2013 and 2012, respectively. There was $7,523 of accrued interest at September 30, 2013 and 2012, respectively. The Company made interest payments on the 2004 Senior Notes of $30,094 on February 15, 2013 and 2012 and August 15, 2013 and 2012.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The interest expense incurred related to the 2013 Senior Notes was $5,870 and $11,613 for the three and nine months ended September 30, 2013, respectively. There was $948 of accrued interest at September 30, 2013. The Company made an interest payment on the 2013 Senior Notes of $10,553 on September 15, 2013.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $344,388 was available at September 30, 2013, due to outstanding letters of credit.

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

The Company did not use the commercial paper program during the nine months ended September 30, 2013 and 2012 and there were no amounts outstanding relating to the commercial paper program at September 30, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at September 30, 2013. The Company had $5,612 of letters of credit outstanding under the 2011 Credit Facility as of September 30, 2013.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2013, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

8. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended September 30, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at June 30, 2013	$(27,349)	$593,630	$25,558	$(171,331)	$420,508
Other comprehensive (loss) income before reclassifications	5,578	(45,212)	279	0	(39,355)
Amounts reclassified from accumulated other comprehensive income	0	1,907	0	3,246	5,153

Net current-period other comprehensive (loss) income	5,578	(43,305)	279	3,246	(34,202)

Balance at September 30, 2013	$(21,771)	$550,325	$25,837	$(168,085)	$386,306

	Three Months Ended September 30, 2012
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at June 30, 2012	$(1,677)	$833,891	$19,245	$(175,027)	$676,432
Other comprehensive income before reclassifications	15,712	156,563	2,283	0	174,558
Amounts reclassified from accumulated other comprehensive income	0	4,029	0	3,840	7,869

Net current-period other comprehensive income	15,712	160,592	2,283	3,840	182,427

Balance at September 30, 2012	$14,035	$994,483	$21,528	$(171,187)	$858,859

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive (loss) income before reclassifications	(28,653)	(449,116)	1,952	0	(475,817)
Amounts reclassified from accumulated other comprehensive income	0	17,562	24	14,134	31,720

Net current-period other comprehensive (loss) income	(28,653)	(431,554)	1,976	14,134	(444,097)

Balance at September 30, 2013	$(21,771)	$550,325	$25,837	$(168,085)	$386,306

	Nine Months Ended September 30, 2012
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2011	$10,919	$713,773	$15,386	$(182,502)	$557,576
Other comprehensive income before reclassifications	3,116	262,706	6,234	0	272,056
Amounts reclassified from accumulated other comprehensive income	0	18,004	(92)	11,315	29,227

Net current-period other comprehensive income	3,116	280,710	6,142	11,315	301,283

Balance at September 30, 2012	$14,035	$994,483	$21,528	$(171,187)	$858,859

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2013	2012
Unrealized gains on securities	$2,934	$6,199	Net realized gains on investments, excluding other-than-temporary impairment losses
	(1,027)	(2,170)	Provision for income taxes

	$1,907	$4,029	Net of tax

OTTI	$0	$0	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	0	0	Provision for income taxes

	$0	$0	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$12	$(51)	(1)
Amortization of net loss	4,983	5,959	(1)

	4,995	5,908	Total before tax
	(1,749)	(2,068)	Provision for income taxes

	$3,246	$3,840	Net of tax

Total reclassifications for the period	$5,153	$7,869	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2013	2012
Unrealized gains on securities	$27,019	$27,699	Net realized gains on investments, excluding other-than-temporary impairment losses
	(9,457)	(9,695)	Provision for income taxes

	$17,562	$18,004	Net of tax

OTTI	$37	$(142)	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	(13)	50	Provision for income taxes

	$24	$(92)	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(88)	$(101)	(1)
Amortization of net loss	21,833	17,509	(1)

	21,745	17,408	Total before tax
	(7,611)	(6,093)	Provision for income taxes

	$14,134	$11,315	Net of tax

Total reclassifications for the period	$31,720	$29,227	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 12—Retirement and Other Employee Benefits for additional information.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 14,916 and 25,160 for the three months ended September 30, 2013 and 2012, respectively, and 481,134 and 526,051 for the nine months ended September 30, 2013 and 2012, respectively. The compensation expense recorded related to RSUs was $6,936 and $5,593 for the three months ended September 30, 2013 and 2012, respectively, and $19,207 and $15,993 for the nine months ended September 30, 2013 and 2012, respectively. The related total income tax benefit was $2,425 and $1,952 for the three months ended September 30, 2013 and 2012, respectively, and $6,714 and $5,591 for the nine months ended September 30, 2013 and 2012, respectively. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2013 and 2012 was $44.18 and $41.16, respectively.

As of September 30, 2013, there was $19,711 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.17 years. The total fair value of RSUs vested during the three months ended September 30, 2013 and 2012 was $982 and $1,085, respectively, and $20,832 and $21,385 for the nine months ended September 30, 2013 and 2012, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

Performance Share Units

No PSUs were granted to employees during the three months ended September 30, 2013 and 2012. PSUs granted to employees were 408,808 and 407,506 for the nine months ended September 30, 2013 and 2012, respectively. The compensation expense recorded related to PSUs was $7,839 and $5,484 for the three months ended September 30, 2013 and 2012, respectively, and $16,688 and $8,691 for the nine months ended September 30, 2013 and 2012, respectively. The related total income tax benefit was $2,738 and $1,912 for the three months ended September 30, 2013 and 2012, respectively. The related total income tax benefit was $5,832 and $3,041 for the nine months ended September 30, 2013 and 2012, respectively. The weighted average grant date fair value for PSUs granted during the nine months ended September 30, 2013 and 2012 was $44.22 and $41.68, respectively.

As of September 30, 2013, there was $20,887 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.94 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2013 and 2012 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the nine months ended September 30, 2013 and 2012 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

The compensation expense recorded related to the ESPP was $300 and $319 for the three months ended September 30, 2013 and 2012, respectively, and $798 and $1,077 for the nine months ended September 30, 2013 and 2012, respectively. The fair value of each award under the ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

			Total Number of Shares
			Purchased as Part of
	Number of	Average Price	Publicly Announced
Period in 2013	Shares Purchased	Paid Per Share	Programs
January	0	$0.00	0
February	0	0.00	0
March	600,000	44.28	600,000
April	1,803,621	46.29	1,803,621
May	1,383,080	48.92	1,383,080
June	459,412	50.08	459,412
July	376,300	52.68	376,300
August	814,900	55.01	814,900
September	735,525	54.77	735,525

Total	6,172,838	$49.52	6,172,838

On May 14, 2012, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock.

As of December 31, 2012, there was $502,900 remaining under the total purchase authorization. During the nine months ended September 30, 2013, the Company repurchased 6,172,838 shares of the Company’s outstanding common stock at a cost of $305,539, exclusive of commissions, leaving $197,361 remaining under the total repurchase authorization at September 30, 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator

Net income	$128,788	$126,288	$380,091	$458,718
Deduct dividends paid	(18,833)	(17,284)	(55,777)	(52,633)

Undistributed earnings	$109,955	$109,004	$324,314	$406,085

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	75,544,542	82,156,838	77,662,796	85,723,387

Incremental common shares from :
SARs	53,172	119,925	73,307	135,626
PSUs	859,572	676,488	823,393	733,493
ESPPs	2,505	6,202	2,505	6,202

Weighted average shares used in diluted earnings per share calculations	76,459,791	82,959,453	78,562,001	86,598,708

Earnings per common share - Basic
Distributed earnings	$0.25	$0.21	$0.71	$0.60
Undistributed earnings	1.45	1.33	4.18	4.75

Net income	$1.70	$1.54	$4.89	$5.35

Earnings per common share - Diluted
Distributed earnings	$0.25	$0.21	$0.71	$0.60
Undistributed earnings	1.43	1.31	4.13	4.70

Net income	$1.68	$1.52	$4.84	$5.30

There were no anti-dilutive SARs or PSUs outstanding that were not included in the computation of diluted EPS under the treasury stock method during the three and nine months ended September 30, 2013. Average PSUs totaling 191 for the nine months ended September 30, 2012 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding during the three months ended September 30, 2012.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Qualified Pension		Nonqualified Pension		Retirement Health
	Benefits		Benefits (1)		Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012

Service cost	$7,832	$7,788	$1,008	$966	$581	$681

Interest cost	8,867	8,211	1,480	1,463	911	867

Expected return on plan assets	(11,036)	(9,932)	0	0	(799)	(609)

Amortization of prior service cost	4	24	249	167	(241)	(242)

Amortization of net loss	3,801	4,833	1,182	1,126	0	0

Net periodic benefit cost	$9,468	$10,924	$3,919	$3,722	$452	$697

	Qualified Pension		Nonqualified Pension		Retirement Health
	Benefits		Benefits (1)		Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012

Service cost	$26,432	$24,038	$3,308	$2,816	$2,281	$2,081

Interest cost	24,017	24,511	3,880	4,163	2,561	2,617

Expected return on plan assets	(33,186)	(30,132)	0	0	(2,199)	(2,159)

Amortization of prior service cost	4	74	599	517	(691)	(692)

Amortization of net loss	17,451	14,283	4,382	3,226	0	0

Net periodic benefit cost	$34,718	$32,774	$12,169	$10,722	$1,952	$1,847

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $10,420 and $107,666 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2013 and December 31, 2012, respectively. This equates to a 99% and 87% funded status at September 30, 2013 and December 31, 2012, respectively. The change in under-funded projected benefit obligation status is mainly due to an increase in the discount rate used to determine the projected benefit obligation as well as contributions made to the qualified plan. During the first nine months of 2013, $37,500 in cash was contributed to the Plan. Additional cash, up to $12,500, is expected to be contributed to the Plan over the remainder of 2013.

In September, the Company decided to no longer offer a defined benefit pension plan to new hires as of January 1, 2014. Current employees will not be affected and will continue to accrue benefits under the Plan. Employees who are currently eligible but not yet participating in the Plan will remain eligible to participate in the future once they meet the Plan requirements.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$684,973	$612,165	$398,000	$252,293	$0	$1,947,431
Net investment income	92,845	23,819	9,168	28,516	4,861	159,209

Net realized losses on investments	0	0	0	0	(3,631)	(3,631)
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,074	4,074
Fees and other income	107,908	29,786	7,630	6,032	211	151,567

Total revenues	885,726	665,770	414,798	286,841	5,515	2,258,650

Benefits, losses and expenses

Policyholder benefits	226,263	228,508	295,534	183,527	0	933,832
Amortization of deferred acquisition costs and value of business acquired	286,343	79,361	266	6,780	0	372,750
Underwriting, general and administrative expenses	325,537	181,172	107,086	87,329	36,202	737,326
Interest expense	0	0	0	0	20,771	20,771

Total benefits, losses and expenses	838,143	489,041	402,886	277,636	56,973	2,064,679

Segment income (loss) before provision (benefit) for income tax	47,583	176,729	11,912	9,205	(51,458)	193,971

Provision (benefit) for income taxes	11,374	61,679	5,351	3,056	(16,277)	65,183

Segment income (loss) after tax	$36,209	$115,050	$6,561	$6,149	$(35,181)

Net income						$128,788

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$669,742	$518,868	$397,248	$252,623	$0	$1,838,481
Net investment income	97,558	25,022	10,253	31,488	5,112	169,433

Net realized gains on investments	0	0	0	0	8,460	8,460
Amortization of deferred gain on disposal of businesses	0	0	0	0	4,600	4,600

Fees and other income	82,866	26,034	7,795	7,043	368	124,106

Total revenues	850,166	569,924	415,296	291,154	18,540	2,145,080

Benefits, losses and expenses

Policyholder benefits	219,430	216,755	287,085	173,309	(1,099)	895,480
Amortization of deferred acquisition costs and value of business acquired	271,652	85,629	43	6,672	0	363,996
Underwriting, general and administrative expenses	302,399	132,397	105,777	91,297	30,037	661,907
Interest expense	0	0	0	0	15,078	15,078

Total benefits, losses and expenses	793,481	434,781	392,905	271,278	44,016	1,936,461

Segment income (loss) before provision (benefit) for income tax	56,685	135,143	22,391	19,876	(25,476)	208,619

Provision (benefit) for income taxes	19,983	45,748	11,131	6,630	(1,161)	82,331

Segment income (loss) after tax	$36,702	$89,395	$11,260	$13,246	$(24,315)

Net income						$126,288

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$2,056,300	$1,727,724	$1,172,775	$757,494	$0	$5,714,293
Net investment income	282,502	74,723	27,861	88,856	15,176	489,118

Net realized gains on investments	0	0	0	0	30,264	30,264
Amortization of deferred gain on disposal of businesses	0	0	0	0	12,238	12,238
Fees and other income	279,758	82,202	21,061	17,605	500	401,126

Total revenues	2,618,560	1,884,649	1,221,697	863,955	58,178	6,647,039

Benefits, losses and expenses

Policyholder benefits	647,713	649,554	868,307	541,107	1,462	2,708,143
Amortization of deferred acquisition costs and value of business acquired	851,326	229,686	532	20,454	0	1,101,998
Underwriting, general and administrative expenses	969,112	520,307	314,085	266,628	98,235	2,168,367
Interest expense	0	0	0	0	57,369	57,369

Total benefits, losses and expenses	2,468,151	1,399,547	1,182,924	828,189	157,066	6,035,877

Segment income (loss) before provision (benefit) for income tax	150,409	485,102	38,773	35,766	(98,888)	611,162

Provision (benefit) for income taxes	47,902	169,288	33,472	12,060	(31,651)	231,071

Segment income (loss) after tax	$102,507	$315,814	$5,301	$23,706	$(67,237)

Net income						$380,091

	As of September 30, 2013
Segment Assets:
Segment assets, excluding goodwill	$13,128,903	$3,963,572	$884,430	$2,309,312	$8,390,135	$28,676,352

Goodwill						672,233

Total Assets						$29,348,585

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$1,942,155	$1,495,057	$1,207,750	$762,816	$0	$5,407,778
Net investment income	297,201	77,409	53,659	97,515	15,258	541,042

Net realized gains on investments	0	0	0	0	34,179	34,179
Amortization of deferred gain on disposal of businesses	0	0	0	0	13,817	13,817

Fees and other income	231,525	73,662	23,162	21,622	507	350,478

Total revenues	2,470,881	1,646,128	1,284,571	881,953	63,761	6,347,294

Benefits, losses and expenses

Policyholder benefits	639,426	572,352	883,602	529,584	(1,099)	2,623,865
Amortization of deferred acquisition costs and value of business acquired	775,996	245,409	181	19,030	0	1,040,616
Underwriting, general and administrative expenses	872,276	382,589	312,144	271,574	76,074	1,914,657
Interest expense	0	0	0	0	45,228	45,228

Total benefits, losses and expenses	2,287,698	1,200,350	1,195,927	820,188	120,203	5,624,366

Segment income (loss) before provision (benefit) for income tax	183,183	445,778	88,644	61,765	(56,442)	722,928

Provision (benefit) for income taxes	62,718	151,057	36,837	20,834	(7,236)	264,210

Segment income (loss) after tax	$120,465	$294,721	$51,807	$40,931	$(49,206)

Net income						$458,718

	As of December 31, 2012
Segment Assets:
Segment assets, excluding goodwill	$12,342,077	$4,207,746	$882,731	$2,366,097	$8,507,242	$28,305,893

Goodwill						640,714

Total assets						$28,946,607

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $5,612 and $19,760 of letters of credit outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

Although the Company cannot predict the outcome of any action, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

15. Income Taxes

During the nine months ended September 30, 2013, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $10,205 of income tax expense, which increased the consolidated effective tax rate by 167 basis points.

16. Catastrophe Bond Program

On January 30, 2012, certain of the Companies’ subsidiaries (“the Subsidiaries,”) entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expire in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”).

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

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except number of shares and per share amounts)

Under the terms of these reinsurance agreements, the Subsidiaries are obligated to pay annual reinsurance premiums to Ibis Re II for the reinsurance coverage. The reinsurance agreements with Ibis Re II utilize a dual trigger that is based upon an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by an independent party and the Subsidiaries’ covered losses incurred. Reinsurance contracts that have a separate, pre-identified variable (e.g., a loss-based index) are accounted for as reinsurance if certain conditions are met. In the case of the reinsurance agreements with Ibis Re II, these conditions were met, thus the Company accounted for them as reinsurance in accordance with the guidance for reinsurance contracts.

Amounts payable to the Subsidiaries under the reinsurance agreements will be determined by the index-based losses, which are designed to approximate the Subsidiaries’ actual losses from any covered event. The amount of actual losses and index losses from any covered event may differ. For each covered event, Ibis Re II pays the Subsidiaries the lesser of the covered index-based losses or the Subsidiaries’ actual losses. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Subsidiaries under the reinsurance agreements. The Subsidiaries have not incurred any losses subject to the reinsurance agreements since their inception.

As of September 30, 2013, the Company had not ceded any losses to Ibis Re II.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to the Series 2012-1 Notes and Series 2013-1 Notes, the credit risk is mitigated by two or three reinsurance trust accounts for each Series, respectively. Each reinsurance trust account has been funded by Ibis Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of AAA by Standard & Poor’s.

At the time the agreements were entered into with Ibis Re II, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIEs”). Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

As a result of the evaluation of the reinsurance agreements with Ibis Re II, the Company concluded that Ibis Re II is a VIE. However, while Ibis Re II is a VIE, the Company concluded that it does not have a significant variable interest in Ibis Re II as the variability in results, caused by the reinsurance agreements, is expected to be absorbed entirely by the bondholders and the Company is not entitled to any residual amounts. Accordingly, the Company is not the primary beneficiary of Ibis Re II and does not consolidate the entity in the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or the “Company”) as of September 30, 2013, compared with December 31, 2012, and our results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2013 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2012 Annual Report on Form 10-K, Third Quarter 2013 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

(i)	actions by governmental agencies or government-sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge, increases in the claims we pay, fines or penalties, or other expenses;

(ii)	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together the “Affordable Care Act”), on our health and employee benefits businesses;

(iii)	loss of significant client relationships, distribution sources and contracts;

(iv)	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

(v)	current or new laws and regulations that could increase our costs and decrease our revenues;

(vi)	losses due to natural and man-made catastrophes;

(vii)	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

(viii)	deterioration in the Company’s market capitalization compared to its book value that could result in further impairment of goodwill;

(ix)	risks related to outsourcing activities;

(x)	failure to attract and retain sales representatives or key managers;

(xi)	general global economic, financial market and political conditions (including difficult conditions in financial, capital credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

(xii)	inadequacy of reserves established for future claims;

(xiii)	failure to predict or manage benefits, claims and other costs;

(xiv)	uncertain tax positions and unexpected tax liabilities;

(xv)	fluctuations in exchange rates and other risks related to our international operations;

(xvi)	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

(xvii)	significant competitive pressures in our business;

(xviii)	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

(xix)	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xx)	inability of reinsurers to meet their obligations;

(xxi)	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

(xxii)	cyber security threats and cyber attacks;

(xxiii)	failure to effectively maintain and modernize our information systems;

(xxiv)	data breaches compromising client information and privacy;

(xxv)	failure to find and integrate suitable acquisitions and new ventures;

(xxvi)	inability of our subsidiaries to pay sufficient dividends;

(xxvii)	failure to provide for succession of senior management and key executives; and

(xxviii)	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2012 Annual Report on Form 10-K and this Third Quarter 2013 Form 10-Q.

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

The following discussion relates to the three and nine months ended September 30, 2013 (“Third Quarter 2013” and “Nine Months 2013”) and the three and nine months ended September 30, 2012 (“Third Quarter 2012” and “Nine Months 2012”).

Consolidated net income increased $2,500, or 2%, to $128,788 in Third Quarter 2013, compared with $126,288 for Third Quarter 2012. For Nine Months 2013, net income decreased $78,627, or 17%, to $380,091 from $458,718 for Nine Months 2012.

Assurant Solutions net income decreased $493, or 1%, to $36,209 for Third Quarter 2013 from $36,702 for Third Quarter 2012. Excluding a $5,805 tax liability release in Third Quarter 2013, results declined $6,298 driven by unfavorable loss experience with an established domestic mobile client from higher claim frequency and severity on certain smart phone models. We have begun implementing price and plan design changes and we expect the loss experience on this account to return to normal levels by the first quarter of 2014.

Total Assurant Solutions revenues increased $35,560 to $885,726 for Third Quarter 2013 from $850,166 for Third Quarter 2012. This increase was driven primarily by growth in Latin America and from domestic mobile programs launched during the quarter. Our vehicle service contract business also continued to grow, after adjusting for the impact of an assumed block of business in Third Quarter 2012. These increases were partially offset by a mobile client contract non-renewal in 2012 and by lower production from most retail clients.

In addition, effective September 1, 2013, we stopped writing new business for a retailer which had been generating approximately $100,000 of net earned premiums annually. Unearned premiums for this client will be recognized over the next 18 to 24 months.

Overall, for the remainder of 2013, we continue to expect modest revenue growth at Assurant Solutions, reflecting increased sales in domestic and international service contracts. We also plan to accelerate expense management efforts during the fourth quarter, to improve profitability in 2014. Actions include further streamlining our domestic credit and service contract businesses and European operations as we integrate our recent acquisition of Lifestyle Services Group. We expect to incur restructuring charges as we implement these changes.

Assurant Specialty Property net income increased $25,655 to $115,050 for Third Quarter 2013 from $89,395 for Third Quarter 2012. Third Quarter 2013 results included no reportable catastrophes compared with $17,857 (after-tax) for Third Quarter 2012. In addition, a significant portion of the increase was due to continued growth in our lender-placed business.

Our policy placement rate declined to 2.75% from 2.81% as of June 30, 2013. We expect placement rates to fluctuate in the near term, reflecting the composition of newly added loan portfolios, and to decline over the longer term.

As previously disclosed, on October 7, 2013, the Company reached an agreement with the Florida Office of Insurance Regulation to file for a 10% reduction in lender-placed hazard insurance rates in that state. We expect that, once filed and approved, these rates will be effective for new and renewing policies starting in first quarter 2014. We also agreed to modify certain practices, including elimination of commissions and client quota-share reinsurance arrangements, to meet new requirements of providers of lender-placed insurance in Florida. These new lender-placed practices are expected to take effect in Florida one year following the agreement.

In 2012, we began a multi-phased roll-out of our new next generation lender-placed insurance product to respond to the changed environment following the housing downturn. This product is now available in 38 states, with implementation underway in another four states where it has been approved.

Overall, we expect Assurant Specialty Property’s revenues to increase compared to 2012 due to higher volume in lender-placed loan portfolios, the discontinuation of a client quota-share reinsurance agreement and growth in our multi-family housing business. We expect overall results to continue to be affected by changes in placement rates, loan portfolio activity, premium rates and catastrophe losses. We expect our expense ratio, excluding the effect of the New York Department of Financial Services (the “NYDFS”) settlement, to increase in 2013, primarily reflecting increased costs to support new loan portfolio growth and customer service enhancements. We also expect our non-catastrophe loss ratio to increase due to anticipated higher frequency of such losses compared to 2012.

Assurant Health net income decreased $4,699 to $6,561 for Third Quarter 2013 from $11,260 for Third Quarter 2012. The decrease was primarily attributable to less favorable loss experience reflecting price changes made in response to minimum loss ratio requirements on major medical policies. This decrease was partially offset by a lower effective tax rate compared to Third Quarter 2012. Third Quarter 2013 revenues were relatively flat compared to Third Quarter 2012, as increased net earned premiums in our small group, affordable choice and supplemental businesses were offset by declines in individual major medical premiums.

As previously disclosed, Assurant Health notified employees on October 29, 2013 of workforce reductions. These workforce reductions result primarily from the elimination of underwriting for certain products under the Affordable Care Act and are designed to reduce expenses. The Company estimates that severance and outplacement costs associated with this reduction will result in a pre-tax charge of $5,144 during fourth quarter 2013.

Overall, we expect ongoing changes related to the Affordable Care Act to continue to affect Assurant Health over the rest of 2013. We expect net earned premiums to decline compared with 2012 but overall insured lives to increase as consumers continue to look for affordable health care alternatives. As discussed above, we are continuing our expense management efforts as the business eliminates underwriting for major medical policies as mandated by the Affordable Care Act. Further, we expect that our full-year 2013 effective tax rate will be elevated compared with 2012, due to higher non-deductible expenses related to health care reform.

At Assurant Employee Benefits, net income decreased to $6,149 for Third Quarter 2013 from $13,246 for Third Quarter 2012. The decline was primarily due to less favorable disability experience, largely driven by lower claimant recovery rates as well as increased incidence levels compared with prior year. Experience across all other product lines was relatively consistent compared with Third Quarter 2012. Third Quarter 2013 net earned premiums and fees were level with Third Quarter 2012 as growth in our voluntary business was offset by declines in our employer-paid business, particularly long-term disability. We continue to maintain strict pricing discipline for both new and renewal business. Overall, for the remainder of 2013, we expect net earned premiums and fees to be consistent with 2012 due to continued growth in our voluntary business. We also expect to take additional expense actions during the fourth quarter.

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

For the nine months ended September 30, 2013, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $709,179; net cash used in investing activities totaled $641,591 and net cash provided by financing activities totaled $309,705. We had $1,286,697 in cash and cash equivalents as of September 30, 2013. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2012 Annual Report on Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2012 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Third Quarter 2013.

The Assurant Health loss ratio reported on page 57 (the “GAAP loss ratio”) differs from the loss ratio calculated under the minimum medical loss ratio (“MLR”). The most significant differences include the fact that the MLR is calculated separately by state and legal entity; the MLR calculation includes credibility adjustments for each entity, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR calculation; and the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations.

Assurant Health has estimated its Third Quarter 2013 impact of this regulation based on definitions and calculation methodologies outlined in the Interim Final Regulation from HHS released December 1, 2010 with Technical Corrections released December 29, 2010 and the HHS Final Regulation released December 7, 2011. An estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$1,947,431	$1,838,481	$5,714,293	$5,407,778
Net investment income	159,209	169,433	489,118	541,042
Net realized (losses) gains on investments	(3,631)	8,460	30,264	34,179
Amortization of deferred gain on disposal of businesses	4,074	4,600	12,238	13,817
Fees and other income	151,567	124,106	401,126	350,478

Total revenues	2,258,650	2,145,080	6,647,039	6,347,294

Benefits, losses and expenses:
Policyholder benefits	933,832	895,480	2,708,143	2,623,865
Selling, underwriting and general expenses (1)	1,110,076	1,025,903	3,270,365	2,955,273
Interest expense	20,771	15,078	57,369	45,228

Total benefits, losses and expenses	2,064,679	1,936,461	6,035,877	5,624,366

Income before provision for income taxes	193,971	208,619	611,162	722,928
Provision for income taxes	65,183	82,331	231,071	264,210

Net income	$128,788	$126,288	$380,091	$458,718

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Third Quarter 2013 and Nine Months 2013, and Third Quarter 2012 and Nine Months 2012. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Income

The Company reported net income of $128,788 in Third Quarter 2013, an increase of $2,500, or 2%, compared with $126,288 of net income for Third Quarter 2012. The increase was due to improved results in our Assurant Specialty Property segment, partially offset by lower results in our other segments.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Net Income

The Company reported net income of $380,091 for Nine Months 2013, a decrease of $78,627, or 17%, compared with $458,718 of net income for Nine Months 2012. The decrease was primarily due to a $33,751 (after-tax) decline in net investment income, including a $16,228 (after-tax) decline in investment income from real estate joint venture partnerships. In addition, Nine Months 2013 includes a $14,000 (non tax-deductible) settlement with the NYDFS and a

$10,205 tax liability increase due to a change in estimated non-deductible compensation expenses related to the Affordable Care Act. For additional detail on the NYDFS settlement, please refer to Assurant Specialty Property’s results of operations section further below in this Item 2. Also contributing to the decline was an increase of $7,892 (after-tax) in interest expense related to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000.

Assurant Solutions

Overview

The tables below present information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$684,973	$669,742	$2,056,300	$1,942,155
Net investment income	92,845	97,558	282,502	297,201
Fees and other income	107,908	82,866	279,758	231,525

Total revenues	885,726	850,166	2,618,560	2,470,881

Benefits, losses and expenses:
Policyholder benefits	226,263	219,430	647,713	639,426
Selling, underwriting and general expenses	611,880	574,051	1,820,438	1,648,272

Total benefits, losses and expenses	838,143	793,481	2,468,151	2,287,698

Segment income before provision for income taxes	47,583	56,685	150,409	183,183
Provision for income taxes	11,374	19,983	47,902	62,718

Segment net income	$36,209	$36,702	$102,507	$120,465

Net earned premiums:
Domestic:
Credit	$41,186	$41,201	$122,502	$125,316
Service contracts	341,237	347,509	1,010,650	963,891
Other (1)	21,860	10,296	63,153	43,613

Total domestic	404,283	399,006	1,196,305	1,132,820

International:
Credit	93,503	105,293	286,243	321,349
Service contracts	163,536	138,526	499,730	404,557
Other (1)	7,543	7,105	22,823	20,985

Total international	264,582	250,924	808,796	746,891

Preneed	16,108	19,812	51,199	62,444

Total	$684,973	$669,742	$2,056,300	$1,942,155

Fees and other income:
Domestic:
Debt protection	$7,511	$6,758	$21,533	$20,809
Service contracts	64,928	41,009	141,479	103,206
Other (1)	1,253	1,123	5,352	3,346

Total domestic	73,692	48,890	168,364	127,361

International	13,604	7,103	32,191	28,940
Preneed	20,612	26,873	79,203	75,224

Total	$107,908	$82,866	$279,758	$231,525

Gross written premiums (2):
Domestic:
Credit	$100,969	$101,057	$285,585	$292,421
Service contracts	548,033	517,088	1,510,389	1,380,938
Other (1)	33,383	29,110	90,273	84,439

Total domestic	682,385	647,255	1,886,247	1,757,798

International:
Credit	238,621	249,561	724,982	745,891
Service contracts	187,135	181,731	545,085	497,092
Other (1)	12,632	10,862	36,729	33,326

Total international	438,388	442,154	1,306,796	1,276,309

Total	$1,120,773	$1,089,409	$3,193,043	$3,034,107

Preneed (face sales)	$259,500	$208,907	$745,891	$655,057

Combined ratios (3):
Domestic	99.3%	97.0%	98.0%	97.1%
International	100.8%	103.4%	101.7%	102.1%

(1)	This includes emerging products and run-off product lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Income

Segment net income decreased $493, or 1%, to $36,209 for Third Quarter 2013 from $36,702 for Third Quarter 2012. Third Quarter 2013 results include a $5,805 tax liability release. Excluding the tax liability release, net income decreased primarily due to unfavorable domestic mobile loss experience on an established program.

Total Revenues

Total revenues increased $35,560, or 4%, to $885,726 for Third Quarter 2013 from $850,166 for Third Quarter 2012. The increase was primarily the result of increased fee and other income of $25,042 driven primarily by new domestic mobile programs introduced during the year. Fees and other income associated with our preneed business were reduced by a one-time change in margin assumption estimate of $13,339. This change in estimate had an immaterial impact to net income due to the recording of an offsetting deferred acquisition cost amortization adjustment. Third Quarter 2012 fees and other income includes a client settlement of $4,000.

Net earned premiums increased $15,231, primarily in our domestic and international service contract businesses. Domestic net earned premiums increased mostly due to growth from an existing service contract client. Vehicle service contract premiums grew after adjusting for the one-time impact of $17,123 earned from an assumed block of business in 2012. Lower production at retail clients and the previously disclosed loss of a mobile client partially offset the increase. International service contract net earned premiums increased primarily due to expansion in Latin America; this increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

Gross written premiums increased $31,364, or 3%, to $1,120,773 for Third Quarter 2013 from $1,089,409 for Third Quarter 2012. Gross written premiums from our domestic service contract business increased $30,945. Third Quarter 2012 included $41,117 from a one-time assumption of a block of business. Gross written premiums from our international service contract business increased $5,404 primarily due to growth in Latin America from new and existing clients. This increase was significantly offset by the unfavorable impact of changes in foreign exchange rates.

Preneed sales, measured by policy face amounts, increased $50,593 or 24%, to $259,500 for Third Quarter 2013 from $208,907 for Third Quarter 2012. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $44,662, or 6%, to $838,143 for Third Quarter 2013 from $793,481 for Third Quarter 2012. Policyholder benefits increased $6,833 due to unfavorable domestic mobile loss experience on an established program. Selling, underwriting and general expenses increased $37,829. The increase was driven by increased commissions related to growth in our domestic service contract and international businesses and increased administration expenses directly related to growth in our domestic mobile business. These items were partially offset by expense savings in our domestic credit, domestic service contract and European businesses and the impact of a change in estimate in our Preneed business discussed earlier.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Net Income

Segment net income decreased $17,958, or 15%, to $102,507 for Nine Months 2013 from $120,465 for Nine Months 2012. The decrease was primarily due to unfavorable domestic mobile loss experience on an established program and the previously disclosed loss of a mobile client effective October 1, 2012. Preneed income declined due to lower investment yields and higher mortality experience. Results also include restructuring charges of $2,741 (after-tax) in Europe.

Total Revenues

Total revenues increased $147,679, or 6%, to $2,618,560 for Nine Months 2013 from $2,470,881 for Nine Months 2012. The increase was mainly the result of increased net earned premiums of $114,145, primarily in our international and domestic service contract businesses. International service contract net earned premiums increased primarily from growth in Latin America, partially offset by the unfavorable impact of changes in foreign exchange rates. Domestic service contract net earned premiums increased mostly from an existing service contract client as well as additional vehicle service contract clients, excluding $17,123 from a one-time assumption of a block of business in 2012, partially offset by a previously disclosed loss of a mobile client. Fees and other income increased $48,233, mostly driven by new domestic mobile programs introduced during 2013, and increased sales in our preneed business. Nine Months 2013 fees and other income were reduced by a one-time change in margin assumption estimate for Preneed. This change in estimate did not impact net income due to the recording on an offsetting deferred acquisition cost amortization adjustment. In addition, Nine Months 2012 included $9,700 of client-related settlements.

Gross written premiums increased $158,936, or 5%, to $3,193,043 for Nine Months 2013 from $3,034,107 for Nine Months 2012. Gross written premiums from our domestic service contract business increased $129,451. Nine Months 2012 included $41,117 related to a one-time assumption of a block of business and the one-time benefit of $33,200 resulting from the correction of a client reporting error. This correction had no impact on net income due to the recording of an offsetting deferred commission amount. Our international service contract business increased $47,993 primarily due to growth from new and existing clients in Latin America and Europe, partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed sales, measured by policy face amount, increased $90,834, to $745,891 for Nine Months 2013 from $655,057 for Nine Months 2012. This increase was mostly attributable to growth from our exclusive distribution partnership with SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $180,453, or 8%, to $2,468,151 for Nine Months 2013 from $2,287,698 for Nine Months 2012. Policyholder benefits increased $8,287 primarily due to unfavorable domestic mobile loss experience on an established program. Selling, underwriting and general expenses increased $172,166. Commissions, taxes, licenses and fees increased $159,028 (after the impact of a change in estimate in our Preneed business) due to growth in our international and domestic service contract businesses and higher costs related to growth in our domestic wireless business.

Assurant Specialty Property

Overview

The tables below present information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$612,165	$518,868	$1,727,724	$1,495,057
Net investment income	23,819	25,022	74,723	77,409
Fees and other income	29,786	26,034	82,202	73,662

Total revenues	665,770	569,924	1,884,649	1,646,128

Benefits, losses and expenses:
Policyholder benefits	228,508	216,755	649,554	572,352
Selling, underwriting and general expenses	260,533	218,026	749,993	627,998

Total benefits, losses and expenses	489,041	434,781	1,399,547	1,200,350

Segment income before provision for income taxes	176,729	135,143	485,102	445,778
Provision for income taxes	61,679	45,748	169,288	151,057

Segment net income	$115,050	$89,395	$315,814	$294,721

Net earned premiums:
Homeowners (lender-placed and voluntary)	$435,370	$359,563	$1,210,242	$1,025,530
Manufactured housing (lender-placed and voluntary)	56,806	52,523	167,723	153,977
Other (1)	119,989	106,782	349,759	315,550

Total	$612,165	$518,868	$1,727,724	$1,495,057

Ratios:
Loss ratio (2)	37.3%	41.8%	37.6%	38.3%
Expense ratio (3)	40.6%	40.0%	41.4%	40.0%
Combined ratio (4)	76.2%	79.8%	77.3%	76.5%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

As previously disclosed, on March 21, 2013, the Company and two of its wholly owned subsidiaries, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the NYDFS regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York.

On October 7, 2013, the Company reached an agreement with the Florida Office of Insurance Regulation to file for a 10% reduction in lender-placed hazard insurance rates in that state. Once filed and approved, these rates will be effective for new and renewing policies starting in first quarter 2014. As part of the agreement, Assurant will eliminate commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. These new lender-placed practices are expected to take effect one year following the agreement. The Company recorded $407,000 and $510,000 of direct earned premiums and $349,000 and $372,000 of net earned premiums in Florida for Nine Months 2013 and full year 2012, respectively, for the type of policies that are subject to the rate reduction.

As disclosed in our 2012 Annual Report on Form 10-K, Assurant Specialty Property’s business strategy has been to pursue long-term growth in lender-placed homeowners insurance and adjacent markets with similar characteristics, such as lender-placed flood insurance and lender-placed mobile home insurance. Lender-placed insurance products accounted for approximately 72% and 71% of Assurant Specialty Property’s net earned premiums for Nine Months 2013 and full year 2012, respectively. The approximate corresponding contributions to segment net income in these periods were 85% and 90%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Income

Segment net income increased $25,655, or 29%, to $115,050 for Third Quarter 2013 from $89,395 for Third Quarter 2012. The increase is primarily due to an increase in lender-placed homeowners net earned premiums attributable to loan portfolio growth from both new and existing clients and the discontinuation of a client quota share reinsurance agreement. In addition, there were no reportable catastrophes in Third Quarter 2013 while Third Quarter 2012 included $17,857 (after-tax) of reportable catastrophes. Partially offsetting these items is an increase in general expenses to support new loan portfolios and additional customer service initiatives.

Total Revenues

Total revenues increased $95,846, or 17%, to $665,770 for Third Quarter 2013 from $569,924 for Third Quarter 2012, driven primarily by growth in lender-placed homeowners net earned premiums, mainly due to loan portfolio growth from both new and existing clients and the discontinuation of a client quota share reinsurance agreement. Growth in our multi-family housing business also contributed to the increase.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $54,260 or 12%, to $489,041 for Third Quarter 2013 from $434,781 for Third Quarter 2012. The loss ratio decreased 450 basis points as Third Quarter 2013 had no reportable catastrophe losses compared to reportable catastrophe losses of $27,473 in Third Quarter 2012. Reportable catastrophe losses include individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 60 basis points in Third Quarter 2013 primarily due to an increase in operating costs to support new loan portfolios and additional customer service initiatives.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Net Income

Segment net income increased $21,093, or 7%, to $315,814 for Nine Months 2013 from $294,721 for Nine Months 2012. The increase is primarily due to growth in lender-placed homeowners net earned premiums, due to loan portfolio growth from both new and existing clients and the discontinuation of a client quota share reinsurance agreement. Nine Months 2013 reportable catastrophe losses decreased $8,507 (after-tax) compared with Nine Months 2012. Partially offsetting these items is an increase in general expenses to support new loan portfolios and additional customer service initiatives and a $14,000 (non tax-deductible) settlement with the NYDFS.

Total Revenues

Total revenues increased $238,521, or 14%, to $1,884,649 for Nine Months 2013 from $1,646,128 for Nine Months 2012 driven primarily by growth in lender-placed homeowners net earned premiums mainly due to loan portfolio growth from both new and existing clients and the discontinuation of a client quota share reinsurance agreement. Growth in our multi-family housing business also contributed to the increase.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $199,197 or 17%, to $1,399,547 for Nine Months 2013 from $1,200,350 for Nine Months 2012. The loss ratio decreased 70 basis points mainly due to a decrease in reportable catastrophe losses. Nine Months 2013 included $29,503 of reportable catastrophe losses compared to $42,590 of reportable catastrophe losses in Nine Months 2012. Reportable catastrophe losses include individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 140 basis points in Nine Months 2013 primarily due to regulatory expenses including a $14,000 (non tax-deductible) settlement with the NYDFS and an increase in operating costs to support business growth.

Assurant Health

Overview

The tables below present information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$398,000	$397,248	$1,172,775	$1,207,750
Net investment income	9,168	10,253	27,861	53,659
Fees and other income	7,630	7,795	21,061	23,162

Total revenues	414,798	415,296	1,221,697	1,284,571

Benefits, losses and expenses:
Policyholder benefits	295,534	287,085	868,307	883,602
Selling, underwriting and general expenses	107,352	105,820	314,617	312,325

Total benefits, losses and expenses	402,886	392,905	1,182,924	1,195,927

Segment income before provision for income taxes	11,912	22,391	38,773	88,644
Provision for income taxes	5,351	11,131	33,472	36,837

Segment net income	$6,561	$11,260	$5,301	$51,807

Net earned premiums:
Individual	$294,730	$295,755	$872,385	$895,225
Small employer group	103,270	101,493	300,390	312,525

Total	$398,000	$397,248	$1,172,775	$1,207,750

Insured lives by product line:
Individual			752	647
Small employer group			117	112

Total			869	759

Ratios:
Loss ratio (1)	74.3%	72.3%	74.0%	73.2%
Expense ratio (2)	26.5%	26.1%	26.4%	25.4%
Combined ratio (3)	99.3%	97.0%	99.1%	97.2%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

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

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Income

Segment net income decreased $4,699, or 42%, to $6,561 for Third Quarter 2013 from $11,260 for Third Quarter 2012. The decrease was primarily attributable to less favorable loss experience, reflecting price changes made in response to minimum loss ratio requirements on major medical policies. This item was partially offset by a lower effective tax rate compared to Third Quarter 2012.

Total Revenues

Total revenues were $414,798 for Third Quarter 2013 compared with $415,296 for Third Quarter 2012. Net earned premiums from our individual markets business decreased $1,025, or less than 1%, due to a decline in individual major medical premiums, offset by growth in supplemental and affordable choice products and premium rate increases. Net earned premiums from our small employer group business increased $1,777, or 2%, due to higher sales and premium rate increases.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $9,981, or 3%, to $402,886 for Third Quarter 2013 from $392,905 for Third Quarter 2012. Policyholder benefits increased $8,449, or 3%, while the benefit loss ratio increased to 74.3% from 72.3%. The increase in policyholder benefits was primarily attributable to less favorable loss experience on major medical policies. Selling, underwriting and general expenses increased $1,532, or 1%, primarily due to increased commission expense due to higher sales.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Net Income

Segment net income decreased $46,506, or 90%, to $5,301 for Nine Months 2013 from $51,807 for Nine Months 2012. The decrease was primarily attributable to less favorable loss experience and a $10,205 tax liability increase in connection with the Affordable Care Act due to a change in estimated non-deductible compensation expenses. Nine Months 2012 results included an additional $13,393 (after-tax) of investment income from real estate joint venture partnerships.

Total Revenues

Total revenues decreased $62,874, or 5%, to $1,221,697 for Nine Months 2013 from $1,284,571 for Nine Months 2012. Net earned premiums from our individual markets business decreased $22,840, or 3%, due to a decline in individual major medical premiums, partially offset by growth in supplemental and affordable choice products and premium rate increases. Net earned premiums from our small employer group business decreased $12,135, or 4%, due to lower sales, partially offset by premium rate increases. Net investment income decreased $25,798, primarily due to less investment income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $13,003, or 1%, to $1,182,924 for Nine Months 2013 from $1,195,927 for Nine Months 2012. Policyholder benefits decreased $15,295, or 2%, while the benefit loss ratio increased to 74.0% from 73.2%. The decrease in policyholder benefits was primarily attributable to a decline in business volume, partially offset by less favorable loss experience. The increase in the benefit loss ratio reflects less favorable loss experience on individual major medical policies. Selling, underwriting and general expenses increased $2,292, or 1%, primarily due to increased commission expense due to higher sales.

Assurant Employee Benefits

Overview

The tables below present information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Revenues:
Net earned premiums	$252,293	$252,623	$757,494	$762,816
Net investment income	28,516	31,488	88,856	97,515
Fees and other income	6,032	7,043	17,605	21,622

Total revenues	286,841	291,154	863,955	881,953

Benefits, losses and expenses:
Policyholder benefits	183,527	173,309	541,107	529,584
Selling, underwriting and general expenses	94,109	97,969	287,082	290,604

Total benefits, losses and expenses	277,636	271,278	828,189	820,188

Segment income before provision for income taxes	9,205	19,876	35,766	61,765
Provision for income taxes	3,056	6,630	12,060	20,834

Segment net income	$6,149	$13,246	$23,706	$40,931

Net earned premiums:
Group dental	$95,497	$98,023	$286,562	$296,720
Group disability	99,820	102,218	301,295	309,209
Group life	47,796	46,453	143,890	141,753
Group supplemental and vision products	9,180	5,929	25,747	15,134

Total	$252,293	$252,623	$757,494	$762,816

Ratios:
Loss ratio (1)	72.7%	68.6%	71.4%	69.4%
Expense ratio (2)	36.4%	37.7%	37.0%	37.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Income

Segment net income decreased 54% to $6,149 for Third Quarter 2013 from $13,246 for Third Quarter 2012. The decrease was primarily attributable to less favorable disability loss experience, including a previously disclosed decrease in the reserve discount rate primarily for new long-term disability claims. Additionally, Third Quarter 2013 results were also impacted by lower net investment income compared to Third Quarter 2012.

Total Revenues

Total revenues decreased 1% to $286,841 for Third Quarter 2013 from $291,154 for a Third Quarter 2012. Third Quarter 2013 net earned premiums were relatively flat as declines in our long-term disability product were offset by increased net earned premiums in voluntary products. Despite the slight overall decrease in net earned premiums, voluntary net earned premiums increased $6,881 or 8% in Third Quarter 2013. Net investment income decreased 9% or $2,972 driven by lower average invested assets and a decrease in the average investment yield.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 2% to $277,636 for Third Quarter 2013 from $271,278 for Third Quarter 2012. The loss ratio increased to 72.7% from 68.6% primarily driven by unfavorable disability loss experience. Disability results include a previously disclosed decrease in the reserve discount rate for new long-term disability claims.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Net Income

Segment net income decreased 42% to $23,706 for Nine Months 2013 from $40,931 for Nine Months 2012. The decrease was driven by unfavorable disability loss experience partially offset by favorable dental loss experience. Nine Months 2013 results include a decrease in the reserve discount rate for new long-term disability claims. Additionally, Nine Months 2013 results were also impacted by lower net investment income compared to Nine Months 2012.

Total Revenues

Total revenues decreased 2% to $863,955 for Nine Months 2013 from $881,953 for Nine Months 2012. Nine Months 2013 net earned premiums decreased $5,322, or 1%, primarily driven by the previously disclosed loss of two assumed disability clients. Net investment income decreased 9% or $8,659 driven by lower average invested assets as well as $2,030 less investment income from real estate joint venture partnerships in Nine Months 2013 compared to Nine Months 2012.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 1% to $828,189 for Nine Months 2013 from $820,188 for Nine Months 2012. The loss ratio increased to 71.4% from 69.4% primarily driven by unfavorable disability loss experience partially offset by favorable dental experience. Disability results include a previously disclosed decrease in the reserve discount rate for new long-term disability claims. The expense ratio remained flat at 37.0%.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$4,861	$5,112	$15,176	$15,258
Net realized (losses) gains on investments	(3,631)	8,460	30,264	34,179
Amortization of deferred gain on disposal of businesses	4,074	4,600	12,238	13,817
Fees and other income	211	368	500	507

Total revenues	5,515	18,540	58,178	63,761

Benefits, losses and expenses:
Policyholder benefits	—	(1,099)	1,462	(1,099)
Selling, underwriting and general expenses	36,202	30,037	98,235	76,074
Interest expense	20,771	15,078	57,369	45,228

Total benefits, losses and expenses	56,973	44,016	157,066	120,203

Segment loss before benefit for income taxes	(51,458)	(25,476)	(98,888)	(56,442)
Benefit for income taxes	(16,277)	(1,161)	(31,651)	(7,236)

Segment net loss	$(35,181)	$(24,315)	$(67,237)	$(49,206)

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Loss

Segment net loss increased $10,866 to $35,181 for Third Quarter 2013 compared with net loss of $24,315 for Third Quarter 2012. The increase is primarily related to a $7,859 (after-tax) change in net realized (losses) gains on investments, increased employee related expenses and additional expenses in areas targeted for growth. In addition, interest expense increased $3,700 (after-tax) due to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000.

Total Revenues

Total revenues decreased $13,025 to $5,515 for Third Quarter 2013 compared with $18,540 for Third Quarter 2012. The decrease in revenues is primarily due to net realized losses on investments of $3,631 in Third Quarter 2013 compared with net realized gains on investments of $8,460 in Third Quarter 2012.

Total Benefits, Losses and Expenses

Total expenses increased $12,957 to $56,973 for Third Quarter 2013 compared with $44,016 for Third Quarter 2012. The increase in expenses is primarily due to increased employee related expenses, additional expenses in areas targeted for growth and increased interest expense related to the March 2013 debt issuance mentioned above.

For the Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Net Loss

Segment net loss increased $18,031 to $67,237 for Nine Months 2013 compared with a net loss of $49,206 for Nine Months 2012. The increase is primarily related to a $(2,545) (after-tax) change in net realized gains on investments, increased employee related expenses and additional expenses in areas targeted for growth. In addition, interest expense increased $7,892 (after-tax) due to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000.

Total Revenues

Total revenues decreased $5,583, to $58,178 for Nine Months 2013 compared with $63,761 for Nine Months 2012. The decrease in revenues is mainly due to decreased net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $36,863, to $157,066 in Nine Months 2013 compared with $120,203 in Nine Months 2012. The increase in expenses is primarily due to increased employee related expenses, additional expenses in areas targeted for growth and increased interest expense related to the March 2013 debt issuance mentioned above.

Investments

The Company had total investments of $14,873,962 and $14,976,318 as of September 30, 2013 and December 31, 2012, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2013		December 31, 2012
Aaa / Aa / A	$7,348,954	64.2%	$7,704,911	63.2%
Baa	3,359,263	29.3%	3,730,850	30.7%
Ba	493,012	4.3%	472,773	3.9%
B and lower	246,349	2.2%	263,104	2.2%

Total	$11,447,578	100.0%	$12,171,638	100.0%

Major categories of net investment income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity securities	$130,891	$136,505	$398,514	$417,083
Equity securities	6,628	6,008	20,371	18,028
Commercial mortgage loans on real estate	18,920	19,957	57,720	59,187
Policy loans	812	900	2,544	2,375
Short-term investments	284	1,069	1,374	3,630
Other investments	4,440	6,663	16,051	46,236
Cash and cash equivalents	3,813	3,875	10,721	11,292

Total investment income	165,788	174,977	507,295	557,831
Investment expenses	(6,579)	(5,544)	(18,177)	(16,789)

Net investment income	$159,209	$169,433	$489,118	$541,042

Net investment income decreased $10,224, or 6.0%, to $159,209 for Third Quarter 2013 compared with $169,433 for Third Quarter 2012. Net investment income decreased $51,924, or 9.6%, to $489,118 for Nine Months 2013 compared with $541,042 for Nine Months 2012. The decrease for both periods was primarily due to lower investment yields. Additionally, Nine Months 2012 benefitted from $24,966 in additional investment income from real estate joint venture partnerships.

As of September 30, 2013, the Company owned $209,705 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $194,269 of municipal securities, with a credit rating of A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At September 30, 2013, approximately 2.9% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 2.0% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 13.3% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of September 30, 2013 and December 31, 2012, our collateral held under securities lending, of which its use is unrestricted, was $95,768 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,761 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. There was one security in an unrealized loss position as of September 30, 2013 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2012. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On March 12, 2013, Moody’s Investor Services (“Moody’s”) downgraded the insurance financial strength ratings of two of Assurant’s rated life and health subsidiaries from A3 to Baa1 due to pressures on earnings and concerns about the impact of the Affordable Care Act. Moody’s outlook on these two subsidiaries remains negative. On June 24, 2013, Standard and Poor’s (“S&P”) upgraded the Senior Debt rating of Assurant, Inc from BBB to BBB+ and revised the outlook on the rating from positive to stable. In addition, S&P upgraded the financial strength ratings of American Security Insurance Company, American Bankers Insurance Company of Florida, American Bankers Life Assurance Company of Florida and American Memorial Life from A- to A and revised the outlook on the ratings from positive to stable. The upgrades cited Assurant’s strong earnings capability based on its well-diversified competitive position and very strong capital adequacy, as well as the company’s strong financial flexibility supported by its strong leverage and coverage metrics. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2012 Annual Report on Form 10-K. For 2013, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $524,000. During

Nine Months 2013, we received dividends or returns of capital, net of infusions and excluding amounts used for acquisitions in Third Quarter 2013, of $316,393 from our subsidiaries. We expect 2013 dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.

Liquidity

As of September 30, 2013, we had $616,796 in holding company capital, excluding $467,690 from the March 28, 2013 debt offering which will be used to repay debt maturing in February 2014. We use the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1,307,875, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $616,796 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). On October 25, 2013, we purchased Lifestyle Services Group, a mobile phone insurance provider. The acquisition-date fair value of the consideration transferred totaled £106,394 ($172,156). See Note 4 to the Consolidated Financial Statements for more information. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends; investing in our businesses to support growth in targeted areas; and making acquisitions. We made share repurchases and paid dividends to our stockholders of $361,439 and $472,103 during Nine Months 2013 and the year ended December 31, 2012, respectively.

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

We paid dividends of $0.25 per common share on September 10, 2013 to stockholders of record as of August 26, 2013, and $0.25 per common share on June 11, 2013 to stockholders of record as of May 28, 2013. This represents a 19 percent increase above the quarterly dividend of $0.21 per common share paid on March 11, 2013 to stockholders of record as of February 25, 2013. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

On May 14, 2012, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2012, there was $502,900 remaining under the total repurchase authorization. During the Nine Months ended September 30, 2013, we repurchased 6,172,838 shares of our outstanding common stock at a cost of $305,539, exclusive of commissions. As of September 30, 2013, $197,361 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $10,420 and $107,666 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2013 and December 31, 2012, respectively. This equates to a 99% and 87% funded status at September 30, 2013 and December 31, 2012, respectively. The change in under-funded projected benefit obligation status is mainly due to an increase in the discount rate used to determine the projected benefit obligation as well as contributions made to the qualified plan.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2013, we contributed $37,500 in cash to the Plan. Additional cash, up to $12,500, is expected to be contributed to the Plan over the remainder of 2013.

During Third Quarter 2013 the Company decided to no longer offer a defined benefit pension plan to new hires as of January 1, 2014. Current employees will not be affected and will continue to accrue benefits under the Plan. Employees who are currently eligible but not yet participating in the Plan will remain eligible to participate in the future once they meet the Plan requirements.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $344,388 was available at September 30, 2013, due to outstanding letters of credit.

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

We did not use the commercial paper program during the Nine Months ended September 30, 2013 or 2012, and there were no amounts outstanding relating to the commercial paper program at September 30, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at September 30, 2013. We had $5,612 of letters of credit outstanding under the 2011 Credit Facility as of September 30, 2013.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2013, we were in compliance with all covenants, minimum ratios, and thresholds.

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

The net proceeds from the sale of the 2013 Senior Notes was $698,093, which represents the principal amount less the discount before offering expenses. The Company intends to use the net proceeds, which are being held in short term investments, of the 2013 Senior Notes offering for general corporate purposes, including to repay $467,690 of remaining debt maturing in 2014.

In addition, we have two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series is $500,000 in principal amount, bears interest at 5.63% per year and is due February 15, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034. During the three and nine months ended September 30, 2013, the Company repurchased $8,590 and $32,310 of the 2004 Senior Notes through open market transactions, respectively. The $187 and $961 difference between the reacquisition price and the net carrying amount of the extinguished debt for the Three and Nine Months ended September 30, 2013, respectively, was recorded as an extinguishment loss and is included in the consolidated statement of operations as part of interest expense.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $14,714 and $15,078 for the three months ended September 30, 2013 and 2012, respectively, and $44,795 and $45,228 for the Nine Months ended September 30, 2013 and 2012, respectively. There was $7,523 of accrued interest at September 30, 2013 and 2012, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $5,870 and $11,613 for the Three and Nine Months ended September 30, 2013. There was $948 of accrued interest at September 30, 2013. The 2013 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2013 Senior Notes are not redeemable prior to maturity.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2013	2012
Operating activities (1)	$709,179	$426,192
Investing activities	(641,591)	(98,291)
Financing activities	309,705	(422,108)

Net change in cash	$377,293	$(94,207)

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $709,179 and $426,192 for Nine Months 2013 and Nine Months 2012, respectively. The increase in cash provided by operating activities was primarily due to higher tax payments made in Nine Months 2012 compared to Nine Months 2013 and increased net written premiums in our Assurant Solutions and Assurant Specialty Property segments during Nine Months 2013. This is partially offset by a $14,000 settlement with the NYDFS in our Assurant Specialty Property segment during Nine Months 2013.

Net cash used in investing activities was $641,591 and $98,291 for Nine Months 2013 and Nine Months 2012, respectively. The increase in investing activities was mainly due to an increase in short term investments resulting from the issuance of two series of senior notes during First Quarter 2013.

Net cash provided by (used in) financing activities was $309,705 and $(422,108) for Nine Months 2013 and Nine Months 2012, respectively. The increase in financing activities was primarily due to the issuance of two series of senior notes during First Quarter 2013. The Company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses. In addition, the Company repurchased $70,845 less of its common stock during Nine Months 2013 compared with Nine Months 2012.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2013	2012
Interest paid on debt	$70,741	$60,188
Common stock dividends	55,777	52,633

Total	$126,518	$112,821

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $5,612 and $19,760 of letters of credit outstanding as of September 30, 2013 and December 31, 2012, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2012 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Third Quarter 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended September 30, 2013, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2012 Annual Report on Form 10-K and First Quarter 2013 Form 10-Q. There have been no material changes during Third Quarter 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1-31	0	$0.00	0	$502,900
February 1-28	0	0.00	0	502,900
March 1-31	600,000	44.28	600,000	476,345
April 1-30	1,803,621	46.29	1,803,621	392,889
May 1-31	1,383,080	48.92	1,383,080	325,260
June 1-30	459,412	50.08	459,412	302,261
July 1-31	376,300	52.68	376,300	282,446
August 1-31	814,900	55.01	814,900	237,631
September 1-30	735,525	54.77	735,525	197,361

Total	6,172,838	$49.52	6,172,838	$197,361

(1)	Shares purchased pursuant to the May 14, 2012 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: October 30, 2013	By:	/S/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: October 30, 2013	By:	/S/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer