Form 10-K
period 2013-12-31
ASSURANT INC
filed 2014-02-19
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,776 million at June 30, 2013 based on the closing sale price of $50.91 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 14, 2014 was 71,642,824.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2014 (2014 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

i.	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge, increases in the claims we pay, fines or penalties, or other expenses;

ii.	loss of significant client relationships, distribution sources and contracts;

iii.	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

iv.	current or new laws and regulations that could increase our costs and decrease our revenues;

v.	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder, on our health and employee benefits businesses;

vi.	significant competitive pressures in our businesses;

vii.	failure to attract and retain sales representatives or key managers;

viii.	losses due to natural or man-made catastrophes;

ix.	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

x.	deterioration in the Company’s market capitalization compared to its book value that could result in an impairment of goodwill;

xi.	risks related to our international operations, including fluctuations in exchange rates;

xii.	general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

xiii.	failure to find and integrate suitable acquisitions and new ventures;

xiv.	cyber security threats and cyber attacks;

xv.	failure to effectively maintain and modernize our information systems;

xvi.	data breaches compromising client information and privacy;

xvii.	failure to predict or manage benefits, claims and other costs;

xviii.	uncertain tax positions and unexpected tax liabilities;

xix.	inadequacy of reserves established for future claims;

xx.	risks related to outsourcing activities;

xxi.	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

xxii.	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

xxiii.	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

xxiv.	inability of reinsurers to meet their obligations;

xxv.	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

xxvi.	inability of our subsidiaries to pay sufficient dividends;

xxvii.	failure to provide for succession of senior management and key executives; and

xxviii.	cyclicality of the insurance industry.

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Critical Factors Affecting Results” in Item 7 and “Risk Factors” in Item 1A of this Form 10-K.

PART I

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

Assurant is a provider of specialized insurance products and related services in North America, Latin America, Europe and other select worldwide markets. Our four operating segments – Assurant Solutions, Assurant Specialty Property, Assurant Health, and Assurant Employee Benefits – partner with clients who are leaders in their industries and build leadership positions in a number of specialty insurance market segments. These segments provide mobile device protection; debt protection administration; credit-related insurance; warranties and service contracts; pre-funded funeral insurance; lender-placed homeowners insurance; property preservation services; renters insurance and related products; manufactured housing homeowners insurance; individual health and small employer group health insurance; group dental insurance; group disability insurance; and group life insurance.

Assurant’s mission is to be the premier provider of specialized insurance products and related services in North America, Latin America, Europe and other select worldwide markets. To achieve this mission, we focus on the following areas:

Building and managing a portfolio of specialty insurance businesses – Our four operating segments are focused on serving specific sectors of the insurance market. We continue to develop and add specialty market leadership positions where we can meet unserved consumers’ needs, achieve superior returns, and leverage enterprise resources. We believe that the diversity of our businesses helps us to maintain financial stability because our businesses will generally not be affected in the same way by the same economic and operating trends.

Leveraging a set of core capabilities for competitive advantage – We pursue a strategy of building leading positions in specialized market segments for insurance products and related services by applying our core capabilities to create competitive advantages – managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise that are advantages within each of our businesses. We seek to generate attractive returns by building on specialized market knowledge, well-established distribution relationships and, in some businesses, economies of scale.

Identifying and adapting to evolving market needs – Assurant’s businesses strive to adapt to changing market conditions by tailoring product and service offerings to specific client and customer needs. By understanding consumer dynamics in our core markets, we seek to design innovative products and services that will enable us to sustain long-term profitable growth and market leading positions.

Strategic capital deployment – We deploy capital through a combination of investments in our businesses, share repurchases and dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our capital. Our mergers, acquisitions and business development process targets new business that complements or supports our existing business model.

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

Segments

For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 21 to the Consolidated Financial Statements included elsewhere in this report.

Assurant Solutions

	For the Years Ended
	December 31, 2013	December 31, 2012
Net earned premiums for selected product groupings:
Domestic extended service contracts and warranties (1)	$1,372,314	$1,260,578
International extended service contracts and warranties (1)	685,039	556,207
Preneed life insurance	66,523	80,978
Domestic credit insurance	166,417	165,765
International credit insurance	380,683	425,078
Other	112,782	90,614

Total	$2,783,758	$2,579,220

Fees and other income	$400,370	$314,072

Segment net income	$125,152	$123,753

Combined ratio (2):
Domestic	97.9%	98.9%
International	102.8%	104.8%
Equity (3)	$1,447,306	$1,335,819

(1)	Extended service contracts include warranty contracts for products such as mobile devices, personal computers, consumer electronics, appliances, automobiles and recreational vehicles.
(2)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Solutions targets profitable growth in three key product areas: domestic and international extended service contracts (“ESCs”) and warranties, including mobile device protection; preneed life insurance; and international credit insurance.

ESC and Warranties: Through partnerships with leading retailers, mobile carriers and original equipment manufacturers (“OEMs”), we underwrite and provide administrative services for ESCs and warranties. These contracts provide consumers with coverage on mobile devices, personal computers, consumer electronics, appliances, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to provide service to our clients that addresses all aspects of the ESC or warranty, including program design and marketing strategy. We provide administration, claims handling, logistics, and customer service. We believe that we maintain a differentiated position in this marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

Preneed Life Insurance: Preneed life insurance allows individuals to prepay for a funeral in a single payment or in multiple payments over a fixed number of years. The insurance policy proceeds are used to address funeral costs at death. These products are only sold in the U.S. and Canada and are generally structured as whole life insurance policies in the U.S. and annuity products in Canada.

Credit Insurance: Our credit insurance products offer protection from life events and uncertainties that arise in purchasing and borrowing transactions. Credit insurance programs generally offer consumers the option to protect a credit card or installment loan balance or payments in the event of death, involuntary unemployment or disability, and are generally available to all consumers without the underwriting restrictions that apply to term life insurance.

Regulatory changes have reduced the demand for credit insurance sold through banks in the U.S. Consequently, we continue to experience a reduction in credit insurance domestic gross written premiums, a trend we expect to continue.

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term relationships with leading distributors of its products and services. We partner with some of the largest consumer electronics and appliance retailers and OEMs to market our ESC and warranty products. In our mobile business, we partner with leading mobile service providers and market our mobile protection services through them. In our preneed life insurance business, we have an exclusive relationship with Services Corporation International (“SCI”), the largest funeral provider in North America.

Several of our distribution agreements are exclusive. Typically these agreements have terms of one to five years and allow us to integrate our administrative systems with those of our clients.

In addition to the domestic market, we operate in Canada, the United Kingdom (“U.K.”), Ireland, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Mexico, China, Colombia, Peru and Ecuador. In these markets, we primarily sell consumer service contracts, including mobile device protection, and credit insurance products through agreements with financial institutions, retailers and mobile service providers. Systems, training, computer hardware and our overall market development approach are customized to fit the particular needs of each targeted international market.

In October 2013, we acquired Lifestyle Services Group (“LSG”), a mobile phone insurance provider based in the U.K. We believe that this acquisition will allow us to develop our European business into a mobile platform. In addition, we recently announced an investment in Ike Asistencia (“Iké”), a services assistance business with significant business in Mexico and other countries in Latin America. Iké primarily provides roadside assistance, home assistance, travel, mobile and other protection products. We expect this investment to allow us to expand our customer base and strengthen our presence in Latin America.

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

Profits from our preneed life insurance programs are generally earned from interest rate spreads – the difference between the death benefit growth rates on underlying policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we regularly adjust pricing to reflect changes in new money yields.

Assurant Specialty Property

	For the Years Ended
	December 31, 2013	December 31, 2012
Net earned premiums by major product grouping:
Homeowners (lender-placed and voluntary)	$1,678,172	$1,418,061
Manufactured housing (lender-placed and voluntary)	226,058	207,675
Other (1)	475,814	428,305

Total	$2,380,044	$2,054,041

Fees and other income	$133,135	$98,621

Segment net income	$423,586	$304,951

Loss ratio (2)	37.4%	46.2%
Expense ratio (3)	42.5%	39.2%
Combined ratio (4)	77.9%	83.3%
Equity (5)	$1,303,579	$1,202,576

(1)	Other primarily includes multi-family housing, lender-placed flood, and miscellaneous insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
(5)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Specialty Property targets profitable growth in lender-placed homeowners insurance, and adjacent niches with similar characteristics, such as multi-family housing insurance, lender-placed flood insurance and property preservation services. Our property preservation service provides inspections and repairs that help preserve the value of homes in the portfolios of our mortgage lender and servicer clients.

Lender-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered through our lender-placed program. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed insurance coverage is not limited to the outstanding loan balance; it provides structural coverage, similar to that of a standard homeowners policy. The amount of coverage is based on the last known insurance coverage under the prior policy for the property, and provides replacement cost coverage on the property and thus ensures that a home can be repaired or rebuilt in the event of damage. It protects both the lender’s interest and the borrower’s interest and equity. We also provide insurance on foreclosed properties managed by our clients. This type of insurance is Real Estate Owned (“REO”) insurance. This market experienced significant growth in prior years as a result of the housing crisis, but has stabilized.

In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor the clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last-known insurance carrier or agent through phone calls and written correspondence. This process takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the lender procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. The percentage of insurance policies placed to loans tracked represents our placement rates. The homeowner is still encouraged, and always maintains the option, to obtain or renew the insurance of his or her choice.

To meet the changing needs of the lending and housing industries, Assurant Specialty Property has worked with regulators to introduce a next generation lender-placed homeowners product to address some of the unanticipated issues that developed during the housing crisis. This product combines flexibility and best practices to address the concerns of various parties. The product contains expanded geographic ratings within each state to further differentiate rates for properties more exposed to catastrophes from those where the risk is lower, added premium rating flexibility from deductible options that can be modified based on factors such as coverage amount and delinquency status, and continued enhancements to our already extensive customer notification process to make it more clear to borrowers when they have lender-placed insurance.

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

Other insurance: We believe there are opportunities to apply our specialty insurance expertise to other products and services. We have developed products and services in adjacent and emerging markets, such as lender-placed flood insurance, multi-family housing insurance and property preservation services. In September 2013, we acquired Field Asset Services (“FAS”), a company that provides property preservation, restoration and inspection services. We believe this acquisition will allow us to strengthen and diversify our property business. We also act as an administrator for the U.S. Government under the voluntary National Flood Insurance Program, for which we earn a fee for collecting premiums and processing claims. This business is 100% reinsured to the U.S. Government.

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

Underwriting and Risk Management

Our lender-placed homeowners insurance program and certain of our manufactured housing products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional underwriting risk from ensuring all client properties are provided continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints.

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

Assurant Health

	For the Years Ended
	December 31, 2013	December 31, 2012
Net earned premiums:
Individual	$1,174,141	$1,178,878
Small employer group	407,266	410,581

Total	$1,581,407	$1,589,459

Fees and other income	$29,132	$30,518

Segment net income	$5,857	$52,000

Loss ratio (1)	73.9%	73.9%
Expense ratio (2)	27.0%	26.0%
Combined ratio (3)	99.6%	98.5%
Equity (4)	$295,206	$304,166

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
(4)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Health competes in the individual medical insurance market by offering major medical insurance, short-term medical insurance, and limited benefit coverages to individuals and families. Our products are offered with different plan options to meet a broad range of customer needs, levels of affordability and to meet the requirements of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”). Assurant Health also offers medical insurance to small employer groups.

The Affordable Care Act was signed into law in March 2010 and has caused sweeping and fundamental changes to the U.S. health care system and the health insurance industry. The legislation requires that most individuals obtain health insurance coverage. It authorizes the establishment of federal and state exchanges for the purchase of individual insurance policies and sets minimum standards for the benefits provided by insurance policies. It also imposes significant requirements on insurance companies, including the elimination of underwriting and preexisting condition exclusions for individual policies, the establishment of minimum loss ratio thresholds, limitations on the tax deductibility of certain expenses, and a number of new fees, some of which are not tax deductible.

Although the dynamics and characteristics of the health insurance market have changed under the Affordable Care Act, we believe there are still significant opportunities for growth in the individual insurance market and that Assurant Health will be able to earn attractive returns over the long-term. To achieve this goal, we have reduced general operating costs significantly and expanded our product portfolio to include certain supplemental and affordable choice products. The reduced general operating costs were offset by higher expenses associated with increased first year sales of individual and small employer group major medical policies in 2013. Our new 2014 individual and small employer group medical products, which include all of the essential health benefits required under the Affordable Care Act, are approved and ready for sale in 41 states. We elected not to participate on public health exchanges in 2013. Instead, we focused on helping customers and agents understand how the changes would affect them and provided options to meet their individual needs. We may elect to participate on the public health exchanges in future years.

Individual Medical: Our medical insurance products are sold to individuals, primarily between the ages of 18 and 64, and their families, who do not have employer-sponsored coverage. We offer a wide variety of benefit plans at different price points, which allow customers to tailor their coverage to fit their unique needs. These plans include those with the essential health benefits required under the Affordable Care Act, as well as supplemental and affordable choice products.

Small Employer Group Medical: Our group medical insurance is primarily sold to small companies with two to fifty employees, although larger employer coverage is available. We offer fully insured products with the essential health benefits required by the Affordable Care Act, as well as self-funded employer options and individual products sold through the workplace.

In March 2012, we entered into a new provider network arrangement with Aetna Signature Administrators ® (“Aetna”). This multi-year agreement provides our major medical customers with access to more than one million health care providers and 7,500 hospitals nationwide. Access to this network has enhanced the competitiveness of Assurant Health for individuals, families, and small groups.

Marketing and Distribution

Our health insurance products are principally marketed through a network of independent agents. We also market through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. Since 2000, we have had an exclusive national marketing agreement with a major mutual insurance company whose captive agents market our individual health products. This agreement expires in September 2018 and allows either company to exit the agreement with six months’ notice. We provide many of our products through a well-known association’s administrator under an agreement that automatically renews annually.

Underwriting and Risk Management

Following the passage of the Affordable Care Act, many of the traditional risk management techniques used to manage the risks of providing health insurance have become less relevant. Assurant Health has taken steps to adjust its products, pricing and business practices to comply with the new requirements.

Please see “Management’s Discussion and Analysis – Assurant Health” and “Risk Factors – Risks Related to our Industry – Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable” for further details.

Assurant Employee Benefits

	For the Years Ended
	December 31, 2013	December 31, 2012
Net Earned Premiums:
Group disability	$403,286	$409,757
Group dental	383,223	394,413
Group life	192,392	188,246
Group supplemental and vision products	35,686	21,848

Total	$1,014,587	$1,014,264

Voluntary	$393,969	$368,576
Employer-paid and other	620,618	645,688

Total	$1,014,587	$1,014,264

Fees and other Income	$23,434	$28,468

Segment net income	$34,553	$58,059

Loss ratio (1)	70.5%	68.3%
Expense ratio (2)	37.4%	37.4%
Equity (3)	$545,049	$578,757

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Employee Benefits offers group disability, dental, life, vision and supplemental products as well as individual dental products. The group products are offered with funding options ranging from fully employer-paid to fully employee-paid (voluntary). In addition, we reinsure disability and life products through our wholly owned subsidiary, Disability Reinsurance Management Services, Inc. (“DRMS”).

We focus on the needs of the small to mid-size employer. We believe that our group risk selection expertise, ease of enrollment and administration, our broad product suite, expansive dental network and strong relationships with brokers who work primarily with small to mid-size businesses give us a competitive advantage versus other carriers in this market.

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

Success in the group dental business is heavily dependent on a strong provider network. Assurant Employee Benefits owns and operates Dental Health Alliance, L.L.C. (“DHA”), a leading dental Preferred Provider Organization (“PPO”) network. Agreements with Aetna and United Concordia Dental allow us to use Aetna’s Dental Access ® network and United Concordia’s Advantage Plus network, respectively. We believe these network agreements, in conjunction with our DHA network, increases the attractiveness of our products in the marketplace and the overall size and strength of the Assurant Employee Benefits dental offering.

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

Group Supplemental and Vision Products: Fully-insured vision coverage is offered through our agreement with Vision Service Plan, Inc., a leading national supplier of vision insurance. Our plans cover eye exams, glasses, and contact lenses and are usually sold in combination with one or more of our other products. In addition to the traditional voluntary products, we provide group critical illness, cancer, accident, and gap insurance. These products are generally paid for by the employee through payroll deductions, and the employee is enrolled in the coverage(s) at the worksite.

Marketing and Distribution

Our products and services are distributed through a group sales force located in 32 offices near major metropolitan areas. Our sales representatives distribute our products and services through independent brokers and employee-benefits advisors. Daily account management is provided through local sales offices, further supported by regional sales support centers and a home office customer service department. Broker compensation in some cases includes an annual performance incentive, based on volume and retention of business.

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

For further information on the risks of ratings downgrades, see “Item 1A – Risk Factors – Risks Related to our Company – A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.”

The following table summarizes our financial strength ratings and outlook of our domestic operating insurance subsidiaries as of December 31, 2013:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s
Outlook	Stable	(4)	Stable

Company
American Bankers Insurance Company	A	A2	A
American Bankers Life Assurance Company	A-	A3	A
American Memorial Life Insurance Company	A-	N/A	A
American Reliable Insurance Company	A	N/A	N/A
American Security Insurance Company	A	A2	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
John Alden Life Insurance Company	A-	Baa1	BBB
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Time Insurance Company	A-	Baa1	BBB
UDC Dental California	A-	N/A	N/A
Union Security Dental Care New Jersey	A-	N/A	N/A
Union Security Insurance Company	A-	A3	A-
Union Security Life Insurance Company of New York	A-	N/A	N/A
United Dental Care of Arizona	A-	N/A	N/A
United Dental Care of Colorado	A-	N/A	N/A
United Dental Care of Michigan	NR	N/A	N/A
United Dental Care of Missouri	A-	N/A	N/A
United Dental Care of New Mexico	A-	N/A	N/A
United Dental Care of Ohio	NR	N/A	N/A
United Dental Care of Texas	A-	N/A	N/A
United Dental Care of Utah	NR	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)	A.M. Best financial strength ratings range from “A++” (superior) to “S” (suspended). Ratings of A and A-fall under the “excellent” category, which is the second highest of ten ratings categories.
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

The Company’s ERM activities are coordinated by an Enterprise Risk Management Committee (“ERMC”), which includes managers from across the Company with knowledge of the Company’s business activities, including representation from the Legal, Compliance, Actuarial, Audit, Finance, and Asset Management Departments. The ERMC develops risk assessment and risk management policies and procedures. It facilitates the identification, reporting and prioritizing of risks faced by the Company, and is responsible for promoting a risk-aware culture throughout the organization. The ERMC also coordinates with each of the Company’s four Business Unit Risk Committees (“BURCs”), which meet regularly and are responsible for the identification of significant risks affecting their respective business units. Those risks which meet our internally-defined escalation criteria, including emerging risks, are then reported to the ERMC.

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

Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. In general, this regulation is designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers with respect to such things as:

•	licensing and authorizing companies and intermediaries (including agents and brokers) to transact business;

•	regulating capital, surplus and dividend requirements;

•	regulating underwriting limitations including imposing minimum loss ratio requirements;

•	regulating companies’ ability to enter and exit markets or to provide, terminate or cancel certain coverages;

•	imposing statutory accounting and annual statement disclosure requirements;

•	regulating product types and approving policy forms and mandating certain insurance benefits;

•	regulating premium rates, including the ability to disapprove or reduce the premium rates companies may charge;

•	imposing fines, penalties or other expenses;

•	regulating claims practices, including the ability to require companies to pay claims on terms other than those mandated by underlying policy contracts;

•	regulating certain transactions between affiliates;

•	regulating the form and content of disclosures to consumers;

•	regulating the type, amounts and valuation of investments;

•	mandating annual tests to analyze adequacy of reserves;

•	mandating assessments or other surcharges for guaranty funds and the ability to recover such assessments in the future through premium increases; and

•	regulating market conduct and sales practices of insurers and agents.

Dividend Payment Limitations. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. The ability to pay such dividends and to make such other payments is regulated by the states in which our subsidiaries are domiciled. These dividend regulations vary from state to state and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For more information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Regulatory Requirements.”

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

Insurance Regulatory Initiatives. The NAIC, state regulators and professional organizations have considered and are considering various proposals that may alter or increase state authority to regulate insurance companies and insurance holding companies. Please see Item 1A, “Risk Factors – Risks Related to Our Industry – Changes in regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.

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

In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury, headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance. As required by the Dodd-Frank Act, this director has recently completed a study on how to modernize and improve the system of insurance regulation in the U.S. Among other things, the study explores the possibility of increased federal regulation to achieve national uniformity, and the prospect of increased cooperation of the states to achieve this objective.

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

Our operations in the U.K., for example, are currently subject to regulation by the Financial Conduct Authority and Prudential Regulation Authority. Authorized insurers are generally permitted to operate throughout the rest of the European Union, subject to satisfying certain requirements of these regulatory bodies and meeting additional local regulatory requirements.

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

Employees

We had approximately 16,600 employees as of February 14, 2014. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.

Sources of Liquidity

For a discussion of the Company’s sources and uses of funds, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Note 14 to the Consolidated Financial Statements contained elsewhere in this report.

Taxation

For a discussion of tax matters affecting the Company and its operations, see Note 7 to the Consolidated Financial Statements contained elsewhere in this report.

Financial Information about Reportable Business Segments

For financial information regarding reportable business segments of the Company, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21 to the Consolidated Financial Statements contained elsewhere in this report.

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

The success of our business depends largely on our relationships and contractual arrangements with significant clients – including mortgage servicers, lenders, mobile device carriers, retailers, OEMs and others – and with brokers, agents and other parties. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. For example, in Assurant Solutions, we have important relationships with mobile device carriers, retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive relationships with certain mortgage lenders and manufactured housing lenders and property managers, and we are eligible to insure properties securing loans guaranteed by or sold to government-sponsored entities (“GSEs”) and serviced by the mortgage loan servicers with whom we do business. In Assurant Health, we have exclusive distribution relationships for our individual health insurance products with a major mutual insurance company as well as a relationship with a well-known association through which we provide many of our individual health insurance products. We also have a new provider network arrangement with a national PPO network. We also maintain contractual relationships with several separate networks of health and dental care providers through which we obtain discounts. In Assurant Employee Benefits, we have relationships through DRMS with group insurance carriers to reinsure their disability and life insurance product offerings. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

We have generally been successful in maintaining our clients, distribution and associated relationships. Nevertheless, if our key clients, intermediaries or others terminate these arrangements, or renew these contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected. For example, in our lender-placed insurance business, the change in requirements for eligibility to insure properties securing loans of GSEs – and restrictions imposed by state regulators – could affect our ability to do business with certain mortgage loan servicers or the volume or profitability of such business. In addition, the transfer by mortgage servicer clients of loan portfolios to other carriers could materially reduce our revenues and profits from this business. In our Assurant Health and Assurant Employee Benefits segments, a loss of one or more of the discount arrangements with PPOs could lead to higher medical or dental costs and/or a loss of members to other medical or dental plans.

We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services or regulatory restrictions that may lead to decreased sales of our products and services. Moreover, if one or more of our clients or distributors consolidate or align themselves with other companies, we may lose significant business, resulting in material decreases in revenues and profits.

We face significant competitive pressures in our businesses, which could affect our results of operations.

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

Many of our insurance products, particularly our group benefits and group health insurance policies, are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors, rather than renewing coverage with us. As a result, competition may adversely affect the persistency of our policies, as well as our ability to sell products. In addition, some of our competitors may price their products below ours, putting us at a competitive disadvantage and potentially adversely affecting our revenues and results of operations.

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

In our lender-placed insurance business, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor the clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If, in addition to our current competitors, others in this industry develop a competing system or equivalent administering capabilities, this could reduce the revenues and results of operations in this business.

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

Our relationships with these distributors are significant both for our revenues and profits. We do not distribute our insurance products and services through captive or affiliated agents. In Assurant Health, we depend in large part on the services of independent agents and brokers and on associations in the marketing of our products. In Assurant Employee Benefits, independent agents and brokers who act as advisors to our customers market and distribute our products. There is intense competition between insurers to form relationships with agents and brokers of demonstrated ability. We compete with other insurers for relationships with agents, brokers, and other intermediaries primarily on the basis of our financial position, support services, product features and, more generally, through our ability to meet the needs of their clients, our customers. Independent agents and brokers are typically not exclusively dedicated to us, but instead usually also market the products of our competitors and therefore we face continued competition from our competitors’ products. Moreover, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment in which we and such agents and brokers operate.

We have our own sales representatives whose distribution process varies by segment. We depend in large part on our sales representatives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives could materially adversely affect our results of operations and financial condition.

The minimum loss ratios imposed by the Affordable Care Act compelled health insurers, including Assurant Health, to decrease broker commission levels beginning in 2011. Although the Company believes that its revised commission schedules are competitive with those of other health insurers, modifications to these commission arrangements could pressure Assurant Health’s distribution relationships and ability to attract new brokers and agents, a circumstance that could materially adversely affect Assurant Health’s results of operations. In addition, many of the agents and brokers who distribute Assurant Employee Benefits products depend largely on sales of health insurance. To the extent that some of them decide to pursue other occupations, the resulting loss of distribution could have a material adverse impact on the sales of Assurant Employee Benefits’ products.

General economic, financial market and political conditions may materially adversely affect our results of operations and financial condition. Particularly, difficult conditions in financial markets and the global economy may negatively affect the results of all of our business segments.

General economic, financial market and political disruptions could have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, continuing high unemployment, or disruptive geopolitical events could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. These conditions could also affect all of our business segments. Specifically, during periods of economic downturn:

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

Additionally, continued uncertainty surrounding the U.S. Federal Reserve’s monetary policy could adversely affect the U.S. and global economy.

Catastrophe losses, including man-made catastrophe losses, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Our insurance operations expose us to claims arising out of catastrophes, particularly in our homeowners, life and other health insurance businesses. We have experienced, and expect to experience, catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, floods, severe winter weather, fires, epidemics and the long-term effects of climate change, or can be man-made catastrophes, including terrorist attacks or accidents such as airplane crashes. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives, and the effects of inflation could increase the severity of claims from future catastrophes.

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

Because Assurant Specialty Property’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our concentration in certain catastrophe-prone states like Florida, California, Texas and New York may increase. Furthermore, the withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas and may negatively affect our loss experience.

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

Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. Moody’s currently has a negative outlook on two of our life and health insurance subsidiaries primarily citing the adverse revenue and earnings pressures of the Affordable Care Act on these subsidiaries.

Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies or regulators could also increase capital requirements for the Company or its subsidiaries. Any reduction in our ratings could materially adversely affect the demand for our products from intermediaries and consumers and materially adversely affect our results. In addition, any reduction in our financial strength ratings could materially adversely affect our cost of borrowing.

As of December 31, 2013, contracts representing approximately 20% of Assurant Solutions’ and 27% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums.

Additionally, certain contracts in the DRMS business, representing approximately 5% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2013 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and, in some instances, recapture in-force business if the ratings of applicable subsidiaries fall below “A-”. Similarly, distribution and service agreements representing approximately 19% of Assurant Health’s earned premiums gross of rebates for the year ended December 31, 2013 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better, for the distribution agreements, or “B+” or better, for the service agreement. If the ratings of applicable Assurant Health subsidiaries fall below these threshold ratings levels, distribution and service partners could terminate their agreements. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

We face risks associated with our international operations.

Our international operations face political, legal, operational and other risks that we may not face in our domestic operations. For example, we may face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws; political or economic instability in countries in which we conduct business, including possible terrorist acts; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; differences in cultural environments and unexpected changes in regulatory requirements, including changes in regulatory treatment of certain products; exposure to local economic conditions and restrictions on the withdrawal of non-U.S. investment and earnings; and potentially substantial tax liabilities if we repatriate the cash generated by our international operations back to the U.S.

If our business model is not successful in a particular country, we may lose all or most of our investment in that country. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these risks identified above, particularly in Latin America, where certain countries have recently experienced economic instability.

In addition, as we engage with international clients, we have made certain up-front commission payments and similar cash outlays, which we may not recover if the business does not materialize as we expect. These up-front payments are typically supported by various protections, such as letters of guarantee, but we may not recover our initial outlays and other amounts owed to us fully or timely. As our international business grows, we rely increasingly on fronting carriers or intermediaries in certain other countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business.

For information on the significant international regulations that apply to our Company, please see Item 1, “Business – Regulation – International Regulation.”

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.

While most of our costs and revenues are in U.S. dollars, some are in other currencies. Because our financial results in certain countries are translated from local currency into U.S. dollars upon consolidation, the results of our operations may be affected by foreign exchange rate fluctuations. We do not currently hedge foreign currency risk. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our net assets, net revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. For example, Argentina, a country in which Assurant Solutions operates, is currently undergoing a currency crisis. These fluctuations in currency exchange rates may result in gains or losses that materially and adversely affect our results of operations.

An impairment of goodwill or other intangible assets could materially affect our results of operations and book value.

Goodwill represented $784,561 of our $29,714,689 in total assets as of December 31, 2013. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability and book value per share. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7 – MD&A – Critical Factors Affecting Results – Value and Recoverability of Goodwill.” In addition, other intangible assets collectively represented $354,636 of our total assets as of December 31, 2013, and an impairment of these other intangible assets could have a material adverse effect on our profitability and book value per share.

Our actual claims losses may exceed our reserves for claims, and this may require us to establish additional reserves that may materially affect our results of operations, profitability and capital.

We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Whether calculated under GAAP, Statutory Accounting Principles (“SAP”) or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment; our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. From time to time, we also adjust our reserves, and may adjust our reserving methodology, as these factors and our claims experience changes. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations. Please see “Item 7 – Management’s Discussion & Analysis – Critical Accounting Policies & Estimates – Reserves” for additional detail on our reserves.

Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.

In previous years, the global capital and credit markets experienced extreme volatility and disruption. In many cases, companies’ ability to raise money was severely restricted. Although conditions in the capital and credit markets have improved significantly, they could again deteriorate. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short–and long-term instruments.

If our access to capital markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by disruptions in the capital markets.

The value of our investments could decline, affecting our profitability and financial strength.

Investment returns are an important part of our profitability. Significant fluctuations in the fixed maturity market could impair our profitability, financial condition and cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities prior to maturity, causing us to incur capital losses. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Market conditions, changes in interest rates, and prolonged periods of low interest rates may materially affect our results.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at historically low levels may result in lower-than-expected net investment income and larger required reserves. In addition, certain statutory capital requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold.

Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 82% of the fair value of our total investments as of December 31, 2013.

The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our consolidated balance sheets. Their fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income from fixed-maturity investments increases or decreases directly with interest rates. In addition, actual net investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An increase in interest rates will also decrease the net unrealized gains in our current investment portfolio.

We employ asset/liability management strategies to reduce the adverse effects of interest rate volatility and to increase the likelihood that cash flows are available to pay claims as they become due. Our asset/liability management strategies may fail to eliminate or reduce the adverse effects of interest rate volatility and significant fluctuations in the level of interest rates may have a material adverse effect on our results of operations and financial condition. If our investment portfolio is not appropriately matched with our insurance liabilities, we could also be forced to liquidate investments prior to maturity at a significant loss to pay claims and policyholder benefits.

Our preneed insurance policies are generally whole life insurance policies with increasing death benefits. In extended periods of declining interest rates or rising inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment income that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Inflation Risk” for additional information.

Assurant Employee Benefits calculates reserves for long-term disability and life waiver of premium claims using net present value calculations based on interest rates at the time reserves are established and expectations regarding future interest rates. Waiver of premium refers to a provision in a life insurance policy pursuant to which an insured with a disability that lasts for a specified period no longer has to pay premiums for the duration of the disability or for a stated period, during which time the life insurance coverage continues. If interest rates decline, reserves for open and new claims in Assurant Employee Benefits may need to be calculated using lower discount rates, thereby increasing the net present value of those claims and the required reserves. Depending on the magnitude of the decline, such changes could have a material adverse effect on our results of operations and financial condition. In addition, investment income may be lower than that assumed in setting premium rates.

We may be unable to grow our business as we would like if we cannot find suitable acquisition candidates at attractive prices or integrate them effectively.

We expect acquisitions and new ventures to play a significant role in the growth of some of our businesses. We may not, however, be able to identify suitable acquisition candidates or new venture opportunities or to finance or complete such transactions on acceptable terms. Additionally, the integration of acquired businesses may result in significant challenges, and we may be unable to accomplish such integration smoothly or successfully.

Acquired businesses and new ventures may not provide us with the benefits that we anticipate. Acquisitions entail a number of risks including, among other things, inaccurate assessment of liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; difficulties in integrating systems and personnel; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.

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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2013, fixed maturity securities represented 78% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations). These investments comprise approximately 5% of the fair value of our total investments as of December 31, 2013 and generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 3% of the fair value of our total investments as of December 31, 2013). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns but present greater risk to preservation of capital than our fixed maturity investments.

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

Our commercial mortgage loans on real estate investments (which represented approximately 10% of the fair value of our total investments as of December 31, 2013) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.

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

Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may weaken our financial strength and reduce our profitability. For more information, please see Item 1, “Business – Regulation – Environmental Regulation.”

Unanticipated changes in tax provisions, changes in tax laws or exposure to additional income tax liabilities could materially and adversely affect our results.

In accordance with applicable income tax guidance, the Company must determine whether its ability to realize the value of its deferred tax asset is “more likely than not.” Under the income tax guidance, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward periods.

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

Changes in tax laws could increase our corporate taxes or reduce our deferred tax assets. Certain proposed changes could have the effect of increasing our effective tax rate by reducing deductions or increasing income inclusions. Conversely, other changes, such as lowering the corporate tax rate, could reduce the value of our deferred tax assets.

Failure to protect our clients’ confidential information and privacy could harm our reputation, cause us to lose customers, reduce our profitability and subject us to fines, litigation and penalties, and the costs of compliance with privacy and security laws could adversely affect our business.

Our businesses are subject to a variety of privacy regulations and confidentiality obligations. If we do not comply with state and federal privacy and security laws and regulations, or contractual provisions, requiring us to protect confidential information and provide notice to individuals whose information is improperly disclosed, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), harm to our reputation and civil litigation, which could adversely affect our business and results of operations. As have other entities in the insurance industry, we have incurred and will continue to incur substantial costs in complying with the requirements of applicable privacy and security laws. For more information on the privacy and security laws that apply to us, please see Item 1, “Business – Regulation.”

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

As we continue to improve operating efficiencies across the business, we have outsourced and may outsource selected functions to third parties. We take steps to monitor and regulate the performance of these independent third parties to whom the Company has outsourced these functions. If these third parties fail to satisfy their obligations to the Company as a result of their performance, changes in their operations, financial condition or other matters beyond our control, the Company’s operations, information, service standards and data could be compromised. In addition, to the extent the Company outsources selected services or functions to third parties outside the U.S., the Company is exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and fluctuations in currency values and, potentially, increased risk of data breaches. For more information on the risks associated with outsourcing to international third parties, please see Item 1A, “Risk Factors – Risks Related to Our Company – We face risks associated with our international operations.” If third party providers do not perform as anticipated, we may not fully realize the anticipated economic and other benefits of this outsourcing, which could adversely affect our results of operations and financial condition.

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

As an insurer, we receive and are required to protect confidential information from customers, vendors and other third parties that may include personal health or financial information. If any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could damage to our reputation, affect our relationships with our customers and clients, lead to claims against the Company, result in regulatory action and harm our business. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

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

In January 2013, The Hartford sold its Individual Life Operations to Prudential Financial, Inc. (“Prudential”). Included in this transaction are the individual life policies remaining in force that were originally transferred to The Hartford as part of the sale of FFG. The assets backing the reserves coinsured from The Hartford to Prudential continue to be held in trusts or separate accounts, and we are subject to the risk that the trust and/or separate account assets are insufficient to support the liabilities that would revert to us. Although The Hartford remains responsible for the sufficiency of the assets backing the reserves, we face risks related to any administrative system changes Prudential implements in administering the business.

The A.M. Best ratings of The Hartford and John Hancock are currently A– and A+, respectively. A.M. Best currently maintains a stable outlook on both The Hartford’s and John Hancock’s financial strength ratings.

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

For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, please see “Item 7A – Quantitative and Qualitative Disclosures About Market Risks – Credit Risk.”

Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third party administrators and clients in Assurant Solutions and Assurant Specialty Property.

We are subject to the credit risk of some of the clients and agents with which we contract in Assurant Solutions and Assurant Specialty Property. For example, we advance agents’ commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.

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

As a holding company whose principal assets are the capital stock of our subsidiaries, Assurant, Inc. relies primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, to repurchase shares, to acquire new businesses and to pay dividends to stockholders and corporate expenses. The ability of our subsidiaries to pay dividends and to make such other payments depends on their statutory surplus, future statutory earnings, rating agency requirements and regulatory restrictions. Except to the extent that Assurant, Inc. is a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority over creditors’ claims with respect to the assets and earnings of the subsidiaries. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against their assets or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary, and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before Assurant, Inc., as a stockholder, would be entitled to receive any distribution from the subsidiary.

The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2013 without regulatory approval, see “Item 5 – Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”

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

Our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our senior management and other key executives.

Risks Related to Our Industry

We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business.

Our insurance and other subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulation is generally designed to protect the interests of policyholders or other customers. To that end, the laws of the various states and other jurisdictions establish insurance departments and other regulatory bodies with broad powers over, among other things: licensing and authorizing the transaction of business; capital, surplus and dividends; underwriting limitations; companies’ ability to enter and exit markets; statutory accounting and other disclosure requirements; policy forms; coverage; companies’ ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; certain transactions between affiliates; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices.

For a discussion of various laws and regulations affecting our business, please see Item 1, “Business –Regulation.”

If regulatory requirements impede our ability to conduct certain operations, our results of operations and financial condition could be materially adversely affected. In addition, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant regulators’ interpretation of these laws and regulations. In such events, the insurance regulatory authorities could preclude us from operating, limit some or all of our activities, or fine us. Such actions could materially adversely affect our results of operations and financial condition.

Our business is subject to risks related to litigation and regulatory actions.

From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	actions by regulatory authorities that may restrict our ability to increase or maintain our premium rates, require us to reduce premium rates, imposes fine or penalties and result in other expenses;

•	market conduct examinations, for which we are required to pay the expenses of the regulator as well as our own expenses, and which may result in fines, penalties, or other adverse consequences;

•

disputes regarding our lender-placed insurance products including those relating to rates, agent compensation, consumer disclosure, continuous coverage requirements, loan tracking services and other services that we provide to mortgage servicers;

•	disputes over coverage or claims adjudication;

•	disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or to meet prescribed deadlines for adjudicating claims;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with agents, brokers or network providers over compensation and termination of contracts and related claims;

•	disputes alleging bundling of credit insurance and warranty products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities;

•	disputes relating to customers’ claims that the customer was not aware of the full cost or existence of the insurance or limitations on insurance coverage; and

•	industry-wide investigations regarding business practices including, but not limited to, the use and the marketing of certain types of insurance policies or certificates of insurance.

The premiums we charge are subject to review by regulators. If they consider our loss ratios to be too low, they could require us to reduce our rates. Significant rate reductions could materially reduce our profitability.

On October 7, 2013, American Security Insurance Company (“ASIC”), a wholly owned subsidiary of the Company, reached an agreement with the Florida Office of Insurance Regulation (“FOIR”) to file for a 10% reduction in lender-placed hazard insurance rates in that state. Once filed and approved, these rates will be effective for new and renewing policies starting in first quarter 2014. As part of the agreement, ASIC will eliminate commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. These new lender-placed practices are expected to take effect one year following the agreement. ASIC recorded approximately $547,000 and $510,000 of direct earned premiums in Florida for full year 2013 and 2012, respectively, for the type of policies that are subject to the rate reduction.

In addition, on March 21, 2013, the Company and two of its wholly owned subsidiaries, ASIC and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (“NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York. Proposed changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $101,000 and $79,000 of Assurant Specialty Property’s net earned premiums for full year 2013 and 2012, respectively.

In October 2012, ASIC reached an agreement with the California Department of Insurance to reduce premium rates for lender-placed hazard insurance products by 30.5%. The rate reduction reflects factors specific to California such as continued favorable loss experience in the state and different assumptions about future experience compared to our previous rate filing. The new rates in California began to apply to policies newly issued or renewed with effective dates on or after January 19, 2013. ASIC recorded approximately $106,000 and $111,000 of net earned premiums ($99,000 and $154,000 of gross written premium) in California for the type of policies that are subject to the rate reduction for full year 2013 and 2012, respectively.

Lender-placed insurance products accounted for approximately 73% and 71% of Assurant Specialty Property’s net earned premiums for full year 2013 and 2012, respectively. The approximate corresponding contributions to segment net income in these periods were 87% and 90%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

The Company files rates with the state departments of insurance in the ordinary course of business. As previously disclosed, in addition to this routine correspondence, the Company has been engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. The results of such reviews may vary. It is possible that other state departments of insurance and regulatory authorities may choose to initiate or continue to review the appropriateness of the Company’s premium rates for its lender-placed insurance products. If, in the aggregate further reviews by state departments of insurance lead to significant decreases in premium rates for the Company’s lender-placed insurance products, our results of operations could be materially adversely affected.

Further, actions by certain regulators – including but not limited to the NYDFS, FOIR and Federal Housing Finance Agency (“FHFA”) – may cause changes to the structure of the lender-placed insurance industry, including the arrangements under which we issue insurance and track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Assurant Specialty Property and the results of operations and financial condition of the Company.

In addition, the Company is involved in a variety of litigation relating to its current and past business operations and may from time to time become involved in other such actions. In particular, the Company is a defendant in class actions in a number of jurisdictions regarding its lender-placed insurance programs. These cases allege a variety of claims under a number of legal theories. The plaintiffs seek premium refunds and other relief. The Company continues to defend itself vigorously in these class actions.

We may participate in settlements on terms that we consider reasonable in light of the strength of our defenses; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, our ratings, and our ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our clients in the mortgage and credit card and banking industries are the subject of various regulatory investigations and litigation regarding mortgage lending practices, credit insurance, debt-deferment and debt cancelation products, and the sale of ancillary products, which could indirectly affect our businesses.

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

In addition, new interpretations of existing laws, or new judicial decisions affecting the insurance industry, could adversely affect our business.

Legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

•	imposed reductions on premium levels, limitations on the ability to raise premiums on existing policies, or new minimum loss ratios;

•	increases in minimum capital, reserves and other financial viability requirements;

•	enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;

•	new licensing requirements;

•	restrictions on the ability to offer certain types of insurance products;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	more stringent standards of review for claims denials or coverage determinations;

•	additional guaranteed-issue requirements restricting our ability to limit or deny coverage;

•	new benefit mandates;

•	increased regulation relating to lender-placed insurance;

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

In recent years, significant attention has been focused on the procedures that life insurers follow to identify unreported death claims. In November 2011, the National Conference of Insurance Legislators (“NCOIL”) proposed a model rule that would govern unclaimed property policies for insurers and mandate the use of the

U.S. Social Security Administration’s Death Master File (the “Death Master File”) to identify deceased policyholders and beneficiaries. Certain state insurance regulators have also focused on this issue. For example, the NYDFS issued a letter requiring life insurers doing business in New York to use data from the Death Master File to search proactively for deceased policyholders and to pay claims without the receipt of a valid claim by or on behalf of a beneficiary. The Company evaluated the impact of the NCOIL model rule and established reserves for additional claim liabilities in certain of its businesses. For example, in 2011, the Company increased reserves in its preneed business by $7,500 for unreported claims. It is possible that existing reserves may be inadequate and need to be increased and/or that the Company may be required to establish reserves for businesses the Company does not currently believe are subject to the NCOIL model rule or any similar regulatory requirement. In addition, it is possible that these regulators or regulators in other states may adopt regulations similar to the NCOIL model rule or to the requirements imposed by the NYDFS.

In addition, regulators in certain states have hired third party auditors to audit the unclaimed property records of insurance companies operating in those states. Among other companies, the Company is currently subject to these audits in a number of states and has been responding to information requests from these auditors.

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

Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business. As previously disclosed, the Company has been involved in discussions and has reached agreements with certain state regulators regarding its lender-placed insurance business. At the federal level, in early 2013, the CFPB published mortgage servicing guidelines that incorporate certain requirements mandated by the Dodd-Frank Act. In addition, the FHFA issued new mortgage servicer guidelines, which will be effective in June 2014, that will eliminate lender-placed insurance-related commissions and client quota-share arrangements on properties securing GSE loans. At the directive of the FHFA, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) each issued bulletins in December 2013 implementing these mortgage servicer guidelines.

We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but it is possible that they could have a material adverse effect on the Company’s results of operations and financial condition.

Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable.

In March 2010, President Obama signed the Affordable Care Act into law. Provisions of the Affordable Care Act and related reforms have and will continue to become effective at various dates over the next several years and make sweeping and fundamental changes to the U.S. health care system. For more information on the Affordable Care Act and its impact on our Assurant Health and Assurant Employee Benefits segments, please see Item 1, “Business – Regulation – Federal Regulation – Patient Protection and Affordable Care Act.”

Among other requirements, the Affordable Care Act requires Assurant Health, for some products, to increase benefits, to limit rescission to cases of intentional fraud and to insure pre-existing conditions in all lines of insurance, among other things. If, for those products, Assurant Health’s actual loss ratios fall short of required minimum medical loss ratios (by state and legal entity), we are required to rebate the difference to consumers. Please see “Item 7 – Management’s Discussion & Analysis – Critical Accounting Estimates – Health Insurance Premium Rebate Liability” for more information about the minimum medical loss ratio and the Company’s rebate estimate calculations. In addition, the Affordable Care Act imposes limitations on the deductibility of compensation and certain other payments.

Assurant Health has made, and continues to make, significant changes to its operations and products to adapt to the new environment. However, this segment could be adversely affected if its plans for operating in the new environment are unsuccessful or if there is less demand than we expect for these products in the new environment.

Even after the first open enrollment period, uncertainty remains with respect to a number of provisions of the Affordable Care Act, including with respect to mechanics of the public and private exchanges and the application of the Affordable Care Act’s requirements to various types of health insurance plans. In addition, some uncertainty remains surrounding the mechanics of inclusion of pediatric dental coverage in the package of essential health benefits; unfavorable resolution of this uncertainty could decrease revenues in our Assurant Employee Benefits business.

New guidance and regulations have been and continue to be issued under the Affordable Care Act. Any inability of our businesses to adapt to requirements of the Affordable Care Act and any significant continuing uncertainty with respect to its implementation could lead to a material reduction in their profitability.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends paid) on our common stock from December 31, 2008 through December 31, 2013 with the total stockholder returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-Line Insurance Index and S&P 500 Multi-Line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2008 and that all dividends were reinvested.

Total Values/Return to Stockholders

(Includes reinvestment of dividends)

	Base Period 12/31/08	INDEXED VALUES Years Ending
Company / Index		12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Assurant, Inc.	100	100.56	133.83	145.32	125.61	244.75
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 400 MidCap Index	100	137.38	173.98	170.96	201.53	269.04
S&P 500 Multi-line Insurance Index*	100	136.35	168.03	122.51	155.23	229.58
S&P 400 Multi-line Insurance Index*	100	115.52	135.36	146.98	176.22	243.55

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Assurant, Inc.		0.56	33.09	8.58	-13.56	94.85
S&P 500 Index		26.46	15.06	2.11	16.00	32.39
S&P 400 MidCap Index		37.38	26.64	-1.73	17.88	33.50
S&P 500 Multi-line Insurance Index*		36.35	23.23	-27.09	26.70	47.90
S&P 400 Multi-line Insurance Index*		15.52	17.17	8.58	19.90	38.21

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2013	High	Low	Dividends
First Quarter	$45.01	$35.17	$0.21
Second Quarter	$51.82	$44.98	$0.25
Third Quarter	$56.15	$50.43	$0.25
Fourth Quarter	$66.37	$54.16	$0.25

Year Ended December 31, 2012	High	Low	Dividends
First Quarter	$44.39	$38.05	$0.18
Second Quarter	$40.80	$32.57	$0.21
Third Quarter	$38.16	$33.06	$0.21
Fourth Quarter	$41.00	$33.83	$0.21

Holders

On February 14, 2014, there were approximately 243 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 14, 2014 was $64.05.

Please see Item 12 of this report for information about securities authorized for issuance under our equity compensation plans.

Shares Repurchased

Period in 2013	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs
January 1 – January 31	0	$0.00	0	$502,900
February 1 – February 28	0	0.00	0	502,900
March 1 – March 31	600,000	44.28	600,000	476,345

Total first quarter	600,000	44.28	600,000	476,345

April 1 – April 30	1,803,621	46.29	1,803,621	392,889
May 1 – May 31	1,383,080	48.92	1,383,080	325,260
June 1 – June 30	459,412	50.08	459,412	302,261

Total second quarter	3,646,113	47.77	3,646,113	302,261

July 1 – July 31	376,300	52.68	376,300	282,446
August 1 – August 31	814,900	55.01	814,900	237,631
September 1 – September 30	735,525	54.77	735,525	197,361

Total third quarter	1,926,725	54.46	1,926,725	197,361

October 1 – October 31	786,676	57.13	786,676	152,435
November 1 – November 30	270,000	60.79	270,000	736,029
December 1 – December 31	477,500	65.27	477,500	704,874

Total fourth quarter	1,534,176	60.30	1,534,176	704,874

Total through December 31	7,707,014	$51.66	7,707,014	$704,874

(1)	Shares purchased pursuant to the May 14, 2012 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on November 18, 2013 for the repurchase of up to an additional $600,000 of outstanding common stock.

Dividend Policy

On January 10, 2014, our Board of Directors declared a quarterly dividend of $0.25 per common share payable on March 10, 2014 to stockholders of record as of February 24, 2014. We paid dividends of $0.25 per common share on December 10, 2013, September 10, 2013, and June 11, 2013, and $0.21 on March 11, 2013. We paid dividends of $0.21 on December 10, 2012, September 11, 2012 and June 12, 2012, and $0.18 per common share on March 12, 2012. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Assurant, Inc. is a holding company and, therefore, its ability to pay dividends, service its debt and meet its other obligations depends primarily on the ability of its regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to the holding company. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Risks Relating to Our Company – The inability of our subsidiaries to pay sufficient dividends to the holding company could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2014, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $484,000. Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions totaled $607,295 in 2013.

We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.

Payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. There is no preferred stock issued and outstanding as of December 31, 2013. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our revolving credit facilities, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, our $350,000 revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenues
Net earned premiums	$7,759,796	$7,236,984	$7,125,368	$7,403,039	$7,550,335
Net investment income	650,296	713,128	689,532	703,190	698,838
Net realized gains (losses) on investments (1)	34,525	64,353	32,580	48,403	(53,597)
Amortization of deferred gain on disposal of businesses	16,310	18,413	20,461	10,406	22,461
Fees and other income	586,730	475,392	404,863	362,684	482,464

Total revenues	9,047,657	8,508,270	8,272,804	8,527,722	8,700,501

Benefits, losses and expenses
Policyholder benefits (2)	3,675,532	3,655,404	3,749,734	3,635,999	3,863,447
Amortization of deferred acquisition costs and value of businesses acquired	1,470,287	1,403,215	1,327,788	1,401,569	1,467,141
Underwriting, general and administrative expenses	3,034,404	2,631,594	2,428,795	2,516,622	2,511,955
Interest expense	77,735	60,306	60,360	60,646	60,669
Goodwill impairment (3)	0	0	0	306,381	83,000

Total benefits, losses and expenses	8,257,958	7,750,519	7,566,677	7,921,217	7,986,212

Income before provision for income taxes	789,699	757,751	706,127	606,505	714,289
Provision for income taxes (4)	300,792	274,046	167,171	327,898	280,929

Net income	$488,907	$483,705	$538,956	$278,607	$433,360

Earnings per share:
Basic
Net income	$6.38	$5.74	$5.58	$2.52	$3.67

Diluted
Net income	$6.30	$5.67	$5.51	$2.50	$3.66

Dividends per share	$0.96	$0.81	$0.70	$0.63	$0.59

Share data:
Weighted average shares outstanding used in basic per share calculations	76,648,688	84,276,427	96,626,306	110,632,551	118,036,632
Plus: Dilutive securities	1,006,076	1,030,638	1,169,003	840,663	459,008

Weighted average shares used in diluted per share calculations	77,654,764	85,307,065	97,795,309	111,473,214	118,495,640

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$15,961,199	$15,885,722	$15,192,878	$14,670,364	$14,476,384
Total assets	$29,714,689	$28,946,607	$27,019,862	$26,345,501	$25,814,258
Policy liabilities (5)	$18,698,615	$18,666,355	$17,278,342	$16,616,206	$15,969,204
Debt	$1,638,118	$972,399	$972,278	$972,164	$972,058
Mandatorily redeemable preferred stock	$0	$0	$0	$5,000	$8,160
Total stockholders’ equity	$4,833,479	$5,185,366	$4,873,950	$4,633,136	$4,707,158
Per share data:
Total book value per basic share (6)	$66.23	$64.93	$54.31	$44.88	$40.03

1.	Included in net realized gains (losses) are other-than-temporary impairments of $4,387, $1,843, $7,836, $11,167, and $38,660 for 2013, 2012, 2011, 2010, and 2009, respectively.

2.	During 2012, we incurred losses of $250,206, net of reinsurance, mainly associated with Superstorm Sandy. During 2011, we incurred losses of $157,645 associated with Hurricane Irene, Tropical Storm Lee, wildfires in Texas and severe storms, including tornados in the southeast. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.
3.	Following the completion of our annual goodwill impairment analysis, we recorded an impairment charge of $306,381 related to Assurant Employee Benefits and Assurant Health and a charge of $83,000 related to Assurant Employee Benefits during the fourth quarters of 2010 and 2009, respectively. The impairment charges resulted in a decrease to net income but did not have any related tax benefit.
4.	During 2011, we had an $80,000 release of a capital loss valuation allowance related to deferred tax assets.
5.	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
6.	Total stockholders’ equity divided by the basic shares of common stock outstanding. At December 31, 2013, 2012, 2011, 2010, and 2009 there were 72,982,023, 79,866,858, 89,743,761, 103,227,238, and 117,591,250 shares, respectively, outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Item 1A – Risk Factors” and “Forward-Looking Statements.”

General

We report our results through five segments: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and investment income earned from short-term investments held. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of FFG and LTC, through reinsurance agreements as described below.

The following discussion covers the twelve months ended December 31, 2013 (“Twelve Months 2013”), twelve months ended December 31, 2012 (“Twelve Months 2012”) and twelve months ended December 31, 2011 (“Twelve Months 2011”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Executive Summary

Consolidated net income increased $5,202, or 1%, to $488,907 for Twelve Months 2013 from $483,705 for Twelve Months 2012. The increase was primarily related to a $143,457 (after-tax) decrease in reportable catastrophe losses in our Assurant Specialty Property segment, partially offset by lower net income in our Assurant Health and Assurant Employee Benefits segments. In addition, our Corporate and Other net loss increased as net realized gains on investments decreased $19,388 (after-tax) and interest expense increased $11,329 (after-tax) due to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000.

Assurant Solutions net income increased $1,399, or 1%, to $125,152 for Twelve Months 2013 from $123,753 for Twelve Months 2012. Twelve Months 2012 included a $20,373 (after-tax) intangible asset impairment charge in our U.K. business and $7,724 (after-tax) workforce restructuring charge. Twelve Months

2013 included $15,554 (after-tax) of workforce restructuring charges, primarily in our European operations (in connection with our October 2013 acquisition of LSG, a mobile phone insurance provider based in the U.K.), and in our domestic credit insurance and extended protection businesses. Excluding these items, segment net income decreased due to unfavorable domestic mobile underwriting experience. Preneed income also declined due to lower investment yields and higher mortality experience.

Net earned premiums increased 7.9% driven primarily by domestic service contract growth from an existing client, additional vehicle service contracts, and service contract growth in Latin America. Fees and other income increased 27.5%, primarily from mobile programs launched during the year, as well as contributions from LSG.

Overall, we expect Assurant Solutions revenues to improve modestly over the course of 2014, primarily driven by growth in our mobile warranty businesses and continued growth in Latin America. Despite recent economic volatility, we believe Latin America offers attractive market characteristics. Our previously disclosed investment in Iké, a services assistance business with operations in Mexico and other countries in Latin America, is intended to allow us to further expand and diversify our footprint in this region.

Assurant Specialty Property net income increased $118,635, or 39%, to $423,586 for Twelve Months 2013 from $304,951 for Twelve Months 2012. The increase is primarily due to a $143,457 (after-tax) decrease in reportable catastrophe losses and growth in lender-placed homeowners net earned premiums attributable to newly added loan portfolios and the previously disclosed discontinuation of a client quota share reinsurance agreement. Partially offsetting these items were higher non-catastrophe losses, an increase in operating expenses to support new loan portfolios, additional customer service initiatives and increased legal and regulatory expenses, including a $14,000 (non tax-deductible) regulatory settlement with the NYDFS and expenses related to pending class action lawsuits in our lender-placed insurance business.

Our placement rate at the end of 2013 was 2.77 percent, a 10 basis point reduction from year-end 2012, reflecting the improving state of the overall housing market. This was partially offset by contributions from recently added loan portfolios.

In 2012, we began a multi-phased roll-out of our new next generation lender-placed insurance product to respond to the changed environment following the housing downturn. This product is now available in 44 states and we are working with the insurance departments in the remaining states to complete the rollout this year.

For 2014, we expect Assurant Specialty Property net earned premiums and fees to decline slightly from 2013 levels, primarily due to lower contributions from lender-placed homeowners insurance. This outlook assumes lower premium rates and reductions in placement rates. Net earned premiums and fees will also be affected by the overall number of loans tracked. In 2013, we benefitted from several significant loan portfolio transfers. As the mortgage servicing market continues to evolve, we expect additional loan transfer activity in 2014. One of our clients recently informed us of a possible transfer of loans to another carrier, which could reduce profitability. Negotiations with this client are continuing.

We also expect our expense ratio to increase in 2014 primarily due to a higher mix of fee income business related to the acquisition of FAS, a provider of property preservation, restoration and inspection services, as well as additional operating costs to support loan volume and servicing requirements in our lender-placed insurance business. We also expect our non-catastrophe loss ratio to increase due to lower premium rates and anticipated higher frequency of such losses compared to 2013.

Assurant Health net income decreased $46,143, or 89%, to $5,857 for Twelve Months 2013 from $52,000 for Twelve Months 2012. The decrease was primarily attributable to an increased provision for taxes in connection with the Affordable Care Act due to a change in estimated non-deductible compensation expenses, including a $10,205 tax liability increase, and a decrease in net earned premiums. Also, Twelve Months 2012 results included an additional $14,337 (after-tax) of investment income from real estate joint venture partnerships.

The first open enrollment period under the Affordable Care Act began late in 2013. During the enrollment period, Assurant Health benefited from a significant increase in sales of its individual major medical products, which include the essential health benefits mandated by the Affordable Care Act.

In 2014, we expect Assurant Health net earned premiums and fees to increase due to sales of new major medical policies. In addition, we expect profitability to continue to be negatively affected by a high effective tax rate, due to continued non-deductibility of certain expenses under the Affordable Care Act, and higher sales commissions to be paid on a larger anticipated volume of newly issued policies.

Assurant Employee Benefits net income decreased 40% to $34,553 for Twelve Months 2013 from $58,059 for Twelve Months 2012. The decrease was primarily attributable to less favorable disability loss experience, including a previously disclosed decrease in the reserve discount rate primarily for new long-term disability claims. Additionally, Twelve Months 2013 results were also impacted by lower investment income compared to Twelve Months 2012.

Net earned premiums and fees decreased slightly to $1,038,021 for Twelve Months 2013 from $1,042,732 for Twelve Months 2012 as growth in voluntary products was offset by declines in employer-paid products. Sales increased in 2013 compared with 2012, primarily reflecting improved sales of our voluntary products, including dental.

During 2014, we expect continued sales momentum in voluntary products, which we anticipate will lead to net earned premium growth. Continued expense management actions should offset lower net investment income and higher expenditures to support the growth in voluntary sales. In addition, we expect overall results to be affected by the continued low interest rate environment, employment trends and capital market conditions.

Critical Factors Affecting Results

Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A – Risk Factors.”

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our senior notes and dividends on our common stock.

For Twelve Months 2013, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $1,003,819; net cash used in investing activities totaled $392,738 and net cash provided by financing activities totaled $196,699. We had $1,717,184 in cash and cash equivalents as of December 31, 2013. Please see “ – Liquidity and Capital Resources,” below for further details.

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

Expenses

Our expenses are primarily policyholder benefits, underwriting, general and administrative expenses and interest expense.

Policyholder benefits are affected by our claims management programs, reinsurance coverage, contractual terms and conditions, regulatory requirements, economic conditions, and numerous other factors. Benefits paid or reserves required for future benefits could substantially exceed our expectations, causing a material adverse effect on our business, results of operations and financial condition.

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes.

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

The Assurant Health loss ratio reported in “Results of Operations” below (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR rules. The most significant differences include: the fact that the MLR is calculated separately by state, legal entity and type of coverage (individual or group); the MLR calculation includes credibility adjustments for each state/entity/coverage cell, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR includes quality improvement expenses, taxes and fees; changes in reserves are treated differently in the MLR calculation; the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations; and the MLR is calculated using a rolling three years of experience while the GAAP loss ratio represents the current year only.

Assurant Health has estimated the 2013 impact of this regulation based on definitions and calculation methodologies outlined in the HHS regulations and guidance. The estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical businesses subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes.

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

Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that ultimate losses will not exceed existing claim reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. See “Item 1A – Risk Factors – Risks related to our Company – Our actual claims losses may exceed our reserves for claims, and this may require us to establish additional reserves that may materially affect our results of operations, profitability and capital” for more detail on this risk.

The following table provides reserve information for our major product lines for the years ended December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,453,154	$185,863	$14,236	$5,901	$4,306,947	$154,998	$13,139	$7,297
Life insurance no longer offered	432,075	565	2,200	2,690	445,347	574	3,110	4,437
Universal life and other products no longer offered	189,319	125	735	3,110	210,037	127	825	5,133
FFG, LTC and other disposed businesses	3,440,947	34,158	740,704	75,195	3,424,511	35,862	713,258	55,661
Medical	94,436	10,454	3,840	9,799	89,540	10,293	6,831	10,016
All other	36,641	475	14,943	8,422	37,123	455	15,786	8,904
Short Duration Contracts:
Group term life	0	4,135	169,972	29,799	0	3,681	172,804	30,953
Group disability	0	2,537	1,156,693	115,158	0	2,143	1,189,656	119,431
Medical	0	125,817	68,869	153,313	0	111,351	99,549	148,209
Dental	0	5,140	2,402	17,461	0	4,648	2,442	15,896
Property and warranty	0	2,514,356	201,336	437,888	0	2,368,372	459,586	707,472
Credit life and disability	0	314,420	39,419	52,096	0	323,510	46,406	57,794
Extended service contracts	0	3,331,936	6,622	36,790	0	3,068,652	7,654	38,596
All other	0	132,691	3,203	16,575	0	107,594	2,246	17,499

Total	$8,646,572	$6,662,672	$2,425,174	$964,197	$8,513,505	$6,192,260	$2,733,292	$1,227,298

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

Key sensitivities at December 31, 2013 for group long term disability claim reserves include the discount rate and claim termination rates:

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,334,492	Group disability, claim termination rate 10% lower	$1,305,206
Group disability, as reported	$1,271,851	Group disability, as reported	$1,271,851
Group disability, discount rate increased by 100 basis points	$1,215,406	Group disability, claim termination rate 10% higher	$1,241,606

The discount rate is also a key sensitivity for group term life waiver of premium reserves (included within group term life reserves).

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$208,277
Group term life, as reported	$199,771
Group term life, discount rate increased by 100 basis points	$192,122

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

Key sensitivities as of December 31, 2013 for short duration medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix. The effects of these sensitivities can be summarized by adjusting loss development factors, as follows:

Claims and Benefits Payable
Short duration medical, loss development factors 1% lower*	$232,182
Short duration medical, as reported	$222,182
Short duration medical, loss development factors 1% higher*	$213,182

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 89% of medical claims are paid within four months of the incurred date.

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

Each of these data groupings produces an indication of the loss reserves for the product or product grouping. The process to select the best estimate differs by line of business. The single best estimate is determined based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions;

•	the quality and applicability of historical data – whether internal or industry data;

•	current and future market conditions – the economic environment will often impact the development of loss triangles;

•	the extent of data segmentation – data should be homogeneous yet credible enough for loss development methods to apply; and

•	the past variability of loss estimates – the loss estimates on some product lines will vary from actual loss experience more than others.

Most of our credit property and credit unemployment insurance business is either reinsured or written on a retrospective commission basis. Business written on a retrospective commission basis permits management to adjust commissions based on claims experience. Thus, any adjustment to prior years’ incurred claims is partially offset by a change in commission expense, which is included in the underwriting, general and administrative expenses line in our consolidated statements of operations.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2013 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2013	Change in cost of claims occurring in 2013
3% higher	$678,082	$38,858
2% higher	$665,001	$25,777
1% higher	$652,049	$12,825
Base scenario	$639,224	$0
1% lower	$626,399	$(12,825)
2% lower	$613,447	$(25,777)
3% lower	$600,366	$(38,858)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $33,086 (before reinsurance) and $30,214 (net of reinsurance) at December 31, 2013. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe that changes in reserve estimates for these claims are likely to be material.

Deferred Acquisition Costs

Only direct incremental costs associated with the successful acquisition of new or renewal insurance contracts are deferred, to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions and premium taxes. Certain direct response advertising expenses are deferred when the primary purpose of the advertising is to elicit sales to customers who can be shown to have specifically responded to the advertising and the direct response advertising results in probable future benefits.

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

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. See also Note 4 to the Consolidated Financial Statements included elsewhere in this report and “Item 1A – Risk Factors – The value of our investments could decline, affecting our profitability and financial strength” and “Investments” contained later in this item.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2013	December 31, 2012
Reinsurance recoverables	$5,752,134	$6,141,737

We have used reinsurance to exit certain businesses, including blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $3,680,176 and $3,619,747 at December 31, 2013 and 2012, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2013	2012
Ceded future policyholder benefits and expense	$3,355,706	$3,338,783
Ceded unearned premium	1,283,674	1,214,028
Ceded claims and benefits payable	1,053,640	1,540,073
Ceded paid losses	59,114	48,853

Total	$5,752,134	$6,141,737

We utilize reinsurance for loss protection and capital management, business dispositions and, in Assurant Solutions and Assurant Specialty Property, client risk and profit sharing. See also “Item 1A – Risk Factors – Reinsurance may not be available or adequate to protect us against losses and we are subject to the credit risk of reinsurers,” and “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.”

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

As of January 1, 2014, the Assurant Pension and Executive Pension Plans are no longer offered to new hires. Current employees will not be affected and will continue to accrue benefits under these plans. Employees who are currently eligible but not yet participating in the Assurant Pension and Executive Pension Plans will remain eligible to participate in the future once they meet the Assurant Pension Plan and Executive Pension Plan requirements.

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

As of December 31, 2012, the Company had a cumulative valuation allowance of $13,091 against deferred tax assets of international subsidiaries. During Twelve Months 2013, the Company recognized a cumulative income tax expense of $3,383 primarily related to operating losses of international subsidiaries. As of December 31, 2013, the Company has a cumulative valuation allowance of $16,474 against deferred tax assets, as it is management’s assessment that it is more likely than not that this amount of deferred tax assets will not be realized. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient taxable income of the same character in the same jurisdiction.

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

In determining the appropriate valuation allowance, management makes judgments about recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions used in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies. Please see “Item 1A – Risk Factors – Risks Related to Our Company – Unanticipated changes in tax provisions, changes in tax laws or exposure to additional income tax liabilities could materially and adversely affect our results” for more information.

Valuation and Recoverability of Goodwill

Goodwill represented $784,561 and $640,714 of our $29,714,689 and $28,946,607 of total assets as of December 31, 2013 and 2012, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, significant adverse change in legal factors, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

We have concluded that our reporting units for goodwill testing are equivalent to our operating segments. Therefore, we test goodwill for impairment at the reporting unit level.

The following table illustrates the amount of goodwill carried at each reporting unit:

	December 31,
	2013	2012
Assurant Solutions	$496,201	$381,262
Assurant Specialty Property	288,360	259,452
Assurant Health	0	0
Assurant Employee Benefits	0	0

Total	$784,561	$640,714

In 2013, the Company chose the option to perform a qualitative assessment for our Assurant Specialty Property reporting unit. This option allows us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test, described below.

We initially considered the 2012 quantitative analysis performed by the Company whereby it compared the estimated fair value of the Assurant Specialty Property reporting unit with its net book value (“Step 1”). Based on the 2012 Step 1 test, Assurant Specialty Property had an estimated fair value that exceeded its net book value by 17.4%.

In undertaking our qualitative assessment, we considered macro-economic, industry and reporting unit-specific factors. These included (i.) the effect of the current interest rate environment on our cost of capital; (ii.) Assurant Specialty Property’s sustaining market share over the year; (iii.) lack of turnover in key management; (iv.) 2013 actual performance as compared to expected 2013 performance from our 2012 Step 1 assessment; and, (v.) the overall market position and share price of Assurant, Inc.

Based on our qualitative assessment, having considered the factors in totality we determined that it was not necessary to perform a Step 1 quantitative goodwill impairment test for Assurant Specialty Property and that it is more-likely-than-not that the fair value of Assurant Specialty Property continues to exceed its net book value at year-end 2013. Significant changes in the external environment or substantial declines in the operating performance of Assurant Specialty Property could cause us to reevaluate this conclusion in the future.

In 2013, the Company did not elect the option to perform the qualitative assessment; rather it performed a Step 1 test for Assurant Solutions. Under Step 1, if the estimated fair value of the reporting unit exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we would then perform a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference. Following the 2013 Step 1 test, the Company concluded that the estimated fair value of the Assurant Solutions reporting unit exceeded its net book value by 16.3%.

For both Assurant Solutions and Assurant Specialty Property the Company performed a Step 1 test in 2012. Based on the results of the 2012 Step 1 tests, the Company concluded that the estimated fair value of the Assurant Solutions reporting unit exceeded its net book value by 10.5%, while the Assurant Specialty Property reporting unit exceeded its net book value by 17.4%.

In cases where Step 1 testing was performed, the following describes the valuation methodologies used in 2013 and 2012 to derive the estimated fair value of the reporting units.

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

A Dividend Discount Method (“DDM”) is used to value each reporting unit based upon the present value of expected cash flows available for distribution over future periods. Cash flows are estimated for a discrete projection period based on detailed assumptions, and a terminal value is calculated to reflect the value attributable to cash flows beyond the discrete period. Cash flows and the terminal value are then discounted using the reporting unit’s estimated cost of capital The estimated fair value of the reporting unit equals the sum of the discounted cash flows and terminal value.

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

The determination of fair value of our reporting units requires many estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 190 basis points, with all other assumptions held constant, for Assurant Solutions, would result in its estimated fair value being less than its net book value as of December 31, 2013. Likewise, a reduction of 1,870 basis points in the terminal growth rate, with all other assumptions held constant, for Assurant Solutions would result in its estimated fair value being less than its net book value as of December 31, 2013.

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

Recent Accounting Pronouncements – Adopted

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

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements.

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

In July 2011, the FASB issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014 and it impacts the results of our Assurant Health and Assurant Employee Benefits segments. In the first quarter of 2014, the estimated liability for the mandated fees and the corresponding deferred cost asset of $24,000 will be recorded in accounts payable and other liabilities and in other assets, respectively, on the consolidated balance sheets. The deferred cost asset will be amortized ratably over the calendar year to underwriting, general and administrative expense in the consolidated statements of operations. This is an estimated amount and may be adjusted once the assessment is received from the federal government.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Net earned premiums	$7,759,796	$7,236,984	$7,125,368
Net investment income	650,296	713,128	689,532
Net realized gains on investments	34,525	64,353	32,580
Amortization of deferred gains on disposal of businesses	16,310	18,413	20,461
Fees and other income	586,730	475,392	404,863

Total revenues	9,047,657	8,508,270	8,272,804

Benefits, losses and expenses:
Policyholder benefits	3,675,532	3,655,404	3,749,734
Selling, underwriting and general expenses (1)	4,504,691	4,034,809	3,756,583
Interest expense	77,735	60,306	60,360

Total benefits, losses and expenses	8,257,958	7,750,519	7,566,677

Income before provision for income taxes	789,699	757,751	706,127
Provision for income taxes	300,792	274,046	167,171

Net income	$488,907	$483,705	$538,956

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net income increased $5,202, or 1%, to $488,907 for Twelve Months 2013 from $483,705 for Twelve Months 2012. The increase was primarily related to a $143,457 (after-tax) decrease in reportable catastrophe losses in our Assurant Specialty Property segment. Partially offsetting this item was lower net income in our Assurant Health and Assurant Employee Benefits segments. In addition, the Corporate and Other net loss increased as net realized gains on investments decreased $19,388 (after-tax) and interest expense increased $11,329 (after-tax) due to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000.

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

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Net earned premiums	$2,783,758	$2,579,220	$2,438,407
Net investment income	376,245	396,681	393,575
Fees and other income	400,370	314,072	265,204

Total revenues	3,560,373	3,289,973	3,097,186

Benefits, losses and expenses:
Policyholder benefits	895,504	840,133	847,254
Selling, underwriting and general expenses (4)	2,474,259	2,267,986	2,037,680

Total benefits, losses and expenses	3,369,763	3,108,119	2,884,934

Segment income before provision for income taxes	190,610	181,854	212,252

Provision for income taxes	65,458	58,101	76,202

Segment net income	$125,152	$123,753	$136,050

Net earned premiums:
Domestic:
Credit	$166,417	$165,765	$173,287
Service contracts	1,372,314	1,260,578	1,198,510
Other (1)	82,864	62,298	53,219

Total Domestic	1,621,595	1,488,641	1,425,016

International:
Credit	380,683	425,078	391,124
Service contracts	685,039	556,207	495,853
Other (1)	29,918	28,316	24,692

Total International	1,095,640	1,009,601	911,669

Preneed	66,523	80,978	101,722

Total	$2,783,758	$2,579,220	$2,438,407

Fees and other income:
Domestic:
Debt protection	$29,100	$27,912	$29,501
Service contracts	206,130	139,636	120,896
Other (1)	6,920	4,039	4,123

Total Domestic	242,150	171,587	154,520

International	51,873	38,840	32,059
Preneed	106,347	103,645	78,625

Total	$400,370	$314,072	$265,204

Gross written premiums (2):
Domestic:
Credit	$387,038	$390,648	$399,564
Service contracts	2,090,160	1,799,577	1,470,605
Other (1)	106,256	113,067	86,503

Total Domestic	2,583,454	2,303,292	1,956,672

International:
Credit	964,236	1,002,347	1,013,486
Service contracts	780,393	722,251	622,674
Other (1)	47,932	44,721	45,312

Total International	1,792,561	1,769,319	1,681,472

Total	$4,376,015	$4,072,611	$3,638,144

Preneed (face sales)	$1,007,915	$863,734	$759,692

Combined ratio (3):
Domestic	97.9%	98.9%	97.3%
International	102.8%	104.8%	104.0%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.
(4)	2012 selling, underwriting and general expenses includes $26,458 of intangible asset impairment charges.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Income

Segment net income increased $1,399, or 1%, to $125,152 for Twelve Months 2013 from $123,753 for Twelve Months 2012. Twelve Months 2012 included a $20,373 (after-tax) intangible asset impairment charge in our U.K. business and a workforce restructuring charge of $7,724 (after-tax). Twelve Months 2013 included $15,554 (after-tax) of workforce restructuring charges, primarily in our European operations (in connection with our recent acquisition of LSG, a mobile phone insurance provider business based in the U.K.), and in our domestic credit insurance and extended protection businesses. Excluding these items, segment net income for Twelve Months 2013 decreased due to unfavorable domestic mobile underwriting experience. Preneed income also declined due to lower investment yields and higher mortality experience.

Total Revenues

Total revenues increased $270,400, or 8%, to $3,560,373 for Twelve Months 2013 from $3,289,973 for Twelve Months 2012 mainly due to a $204,538 increase in net earned premiums. Domestic net earned premiums increased primarily due to service contract growth from an existing service contract client as well as additional vehicle service contract clients, excluding $17,123 from a one-time assumption of a block of business in 2012. This was partially offset by a previously disclosed loss of a mobile client. International net earned premiums increased mostly due to service contract growth in Latin America and Europe, including the acquisition of LSG, partially offset by the unfavorable impact of changes in foreign exchange rates. Fees and other income increased $86,298 driven primarily by new domestic mobile programs introduced during the year and the acquisition of LSG.

Gross written premiums increased $303,404, or 7%, to $4,376,015 for Twelve Months 2013 from $4,072,611for Twelve Months 2012. Gross written premiums from our domestic service contract business increased $290,583. Gross written premiums from our international service contract business increased $58,142 primarily due to growth in Latin America from new and existing clients and growth in Europe from the acquisition of LSG and from existing clients. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

Preneed face sales increased $144,181 or 17%, to $1,007,915 for Twelve Months 2013 from $863,734 for Twelve Months 2012. This increase was mostly attributable to growth from our exclusive distribution partnership with SCI, the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $261,644, or 8%, to $3,369,763 for Twelve Months 2013 from $3,108,119 for Twelve Months 2012. Policyholder benefits increased $55,371 due to unfavorable loss experience in our domestic service contract business and an increase in Europe due to policyholder benefits associated with the acquisition of LSG. Selling, underwriting and general expenses increased $206,273. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $192,044 due to earnings in our domestic service contract and international businesses. General expenses increased $14,229 primarily due to increased administration expenses directly related to growth in our domestic mobile business, workforce restructuring charges, primarily in our European operations and acquisition-related expenses. These items were partially offset by expense savings in our domestic credit and domestic service contract businesses.

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

Total Revenues

Total revenues increased $192,787, or 6%, to $3,289,973 for Twelve Months 2012 from $3,097,186 for Twelve Months 2011 mainly as a result of higher net earned premiums of $140,813. Domestic net earned premiums increased primarily attributable to service contract growth in the automotive and retail markets from both new and existing clients including $17,123 related to a new block of business assumed during Twelve Months 2012. International service contract and credit businesses net earned premiums increased primarily in our Latin America and European regions from both new and existing clients. Fees and other income increased $48,868, mostly driven by growth in our preneed business and growth in our domestic retail and mobile service contract business, including a favorable one-time client settlement.

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

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Net earned premiums	$2,380,044	$2,054,041	$1,904,638
Net investment income	98,935	103,327	103,259
Fees and other income	133,135	98,621	79,337

Total revenues	2,612,114	2,255,989	2,087,234

Benefits, losses and expenses:
Policyholder benefits	890,409	949,157	857,223
Selling, underwriting and general expenses	1,068,273	844,288	769,826

Total benefits, losses and expenses	1,958,682	1,793,445	1,627,049

Segment income before provision for income taxes	653,432	462,544	460,185
Provision for income taxes	229,846	157,593	156,462

Segment net income	$423,586	$304,951	$303,723

Net earned premiums:
Homeowners (lender-placed and voluntary)	$1,678,172	$1,418,061	$1,274,485
Manufactured housing (lender-placed and voluntary)	226,058	207,675	216,613
Other (1)	475,814	428,305	413,540

Total	$2,380,044	$2,054,041	$1,904,638

Ratios:
Loss ratio (2)	37.4%	46.2%	45.0%
Expense ratio (3)	42.5%	39.2%	38.8%
Combined ratio (4)	77.9%	83.3%	82.0%
(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

As previously disclosed, on March 21, 2013, the Company and two of its wholly owned subsidiaries, ASIC and ABIC, reached an agreement with the NYDFS regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed their new lender-placed program and new rates in New York. Proposed changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $101,000 and $79,000 of Assurant Specialty Property’s net earned premiums for Twelve Months 2013 and 2012, respectively.

On October 7, 2013, the Company reached an agreement with the FOIR to file for a 10% reduction in lender-placed hazard insurance rates in Florida. Once filed and approved, these rates will be effective for new and renewing policies starting in first quarter 2014. As part of the agreement, ASIC will eliminate commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. These new lender-placed practices are expected to take effect one year following the agreement. ASIC recorded approximately $547,000 and $510,000 of direct earned premiums in Florida for 2013 and 2012, respectively, for the type of policies that are subject to the rate reduction.

At the federal level, in early 2013, the CFPB published mortgage servicing guidelines that incorporate certain requirements mandated by the Dodd-Frank Act. In addition, the FHFA issued new mortgage servicer guidelines, which will be effective in June 2014, that will eliminate lender-placed insurance-related commissions and client quota-share arrangements on properties securing GSE loans. At the directive of the FHFA, Fannie Mae and Freddie Mac each issued bulletins in December 2013 implementing these mortgage servicer guidelines.

Lender-placed insurance products accounted for approximately 73% and 71% of Assurant Specialty Property’s net earned premiums for 2013 and 2012, respectively. The approximate corresponding contributions to segment net income in these periods were 87% and 90%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Income

Segment net income increased $118,635, or 39%, to $423,586 for Twelve Months 2013 from $304,951 for Twelve Months 2012. The increase is primarily due to a $143,457 (after-tax) decrease in reportable catastrophe losses and an increase in lender-placed homeowners net earned premiums attributable to newly added loan portfolios and the discontinuation of a client quota share reinsurance agreement. Partially offsetting these items were higher non-catastrophe losses, an increase in operating expenses to support new loan portfolios, additional customer service initiatives and increased legal and regulatory expenses, including a $14,000 (non tax-deductible) regulatory settlement noted above and expenses related to pending class actions related to our lender-placed insurance programs.

Total Revenues

Total revenues increased $356,125, or 16%, to $2,612,114 for Twelve Months 2013 from $2,255,989 for Twelve Months 2012. Growth in lender-placed homeowners insurance was the main driver primarily due to newly added loan portfolios and the discontinuation of a client quota share reinsurance agreement.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $165,237 or 9%, to $1,958,682 for Twelve Months 2013 from $1,793,445 for Twelve Months 2012. The loss ratio decreased 880 basis points primarily due to lower reportable catastrophe losses of $29,503 in Twelve Months 2013 compared to $250,206 of reportable catastrophe losses in Twelve Months 2012. Reportable catastrophe losses include only individual catastrophic events that generated losses in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 330 basis points in Twelve Months 2013 primarily due to higher legal and regulatory expenses described above and higher operating costs to support business growth, including costs for the newly acquired FAS business.

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

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Net earned premiums	$1,581,407	$1,589,459	$1,718,300
Net investment income	36,664	64,308	45,911
Fees and other income	29,132	30,518	34,635

Total revenues	1,647,203	1,684,285	1,798,846

Benefits, losses and expenses:
Policyholder benefits	1,169,075	1,174,108	1,271,060
Selling, underwriting and general expenses	435,550	421,070	460,646

Total benefits, losses and expenses	1,604,625	1,595,178	1,731,706

Segment income before provision for income taxes	42,578	89,107	67,140
Provision for income taxes	36,721	37,107	26,254

Segment net income	$5,857	$52,000	$40,886

Net earned premiums:
Individual	$1,174,141	$1,178,878	$1,251,447
Small employer group	407,266	410,581	466,853

Total	$1,581,407	$1,589,459	$1,718,300

Insured lives by product line:
Individual	780	663	603
Small employer group	127	109	129

Total	907	772	732

Ratios:
Loss ratio (1)	73.9%	73.9%	74.0%
Expense ratio (2)	27.0%	26.0%	26.3%
Combined ratio (3)	99.6%	98.5%	98.8%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Some provisions of the Affordable Care Act have taken effect already, and other provisions will become effective at various dates before the end of 2014. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors – Risk related to our industry – Reform of the health care industry could materially reduce the profitability of certain of our businesses or render them unprofitable” in this report.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Income

Segment net income decreased $46,143, or 89%, to $5,857 for Twelve Months 2013 from $52,000 for Twelve Months 2012. The decrease was primarily attributable to a higher provision for income taxes in connection with the Affordable Care Act due to a change in estimated non-deductible compensation expenses, including a $10,205 tax liability increase, and a decrease in net earned premiums. In addition, Twelve Months 2012 results included an additional $14,337 (after-tax) of investment income from real estate joint venture partnerships.

Total Revenues

Total revenues decreased $37,082, or 2%, to $1,647,203 for Twelve Months 2013 from $1,684,285 for Twelve Months 2012. Net earned premiums from our individual medical business decreased $4,737, or less than 1%, due to a decline in individual major medical premiums, partially offset by growth in supplemental and affordable choice products and premium rate increases. Net earned premiums from our small employer group business decreased $3,315, or 1%, due to a decline in renewal business, partially offset by new sales and premium rate increases. Net investment income decreased $27,644, primarily due to less investment income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $9,447, or less than 1%, to $1,604,625 for Twelve Months 2013 from $1,595,178 for Twelve Months 2012. Policyholder benefits decreased $5,033, or less than 1%, while the benefit loss ratio stayed level at 73.9%. The decrease in policyholder benefits was primarily attributable to a decline in renewal business, partially offset by less favorable loss experience and increasing first year business. Selling, underwriting and general expenses increased $14,480, or 3%, primarily due to higher expenses associated with increased first year sales of individual and small employer group major medical policies. Twelve Months 2013 also includes $4,589 of restructuring costs primarily due to the elimination of the underwriting functions for major medical products effective January 2014 as required by the Affordable Care Act.

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

Total Revenues

Total revenues decreased $114,561, or 6%, to $1,684,285 for Twelve Months 2012 from $1,798,846 for Twelve Months 2011. Net earned premiums from our individual medical business decreased $72,569, or 6%, due to a decline in traditional major medical policies, partially offset by increased sales of lower priced supplemental and affordable choice products and premium rate increases. Net earned premiums from our small employer group business decreased $56,272, or 12%, due to lower sales, partially offset by premium rate increases. Partially offsetting these declines was increased net investment income of $18,397, due to income from a real estate joint venture partnership.

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

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Net earned premiums	$1,014,587	$1,014,264	$1,064,023
Net investment income	117,853	128,485	129,640
Fees and other income	23,434	28,468	25,382

Total revenues	1,155,874	1,171,217	1,219,045

Benefits, losses and expenses:
Policyholder benefits	715,656	693,067	767,723
Selling, underwriting and general expenses	388,159	390,042	386,072

Total benefits, losses and expenses	1,103,815	1,083,109	1,153,795

Segment income before provision for income taxes	52,059	88,108	65,250
Provision for income taxes	17,506	30,049	22,175

Segment net income	$34,553	$58,059	$43,075

Net earned premiums:
Group dental	$383,223	$394,413	$412,339
Group disability	403,286	409,757	449,293
Group life	192,392	188,246	193,914
Group supplemental and vision products	35,686	21,848	8,477

Total	$1,014,587	$1,014,264	$1,064,023

Voluntary	$393,969	$368,576	$348,666
Employer-paid and other	620,618	645,688	715,357

Total	$1,014,587	$1,014,264	$1,064,023

Ratios:
Loss ratio (1)	70.5%	68.3%	72.2%
Expense ratio (2)	37.4%	37.4%	35.4%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Income

Segment net income decreased 40% to $34,553 for Twelve Months 2013 from $58,059 for Twelve Months 2012. The decrease was primarily attributable to less favorable disability loss experience, including a previously disclosed decrease in the reserve discount rate primarily for new long-term disability claims. Additionally, Twelve Months 2013 results were also impacted by lower investment income compared to Twelve Months 2012.

Total Revenues

Total revenues decreased 1% to $1,155,874 for Twelve Months 2013 from $1,171,217 for Twelve Months 2012. Twelve Months 2013 net earned premiums increased slightly as growth in our voluntary products was offset by declines in employer-paid products. Net investment income decreased 8% or $10,632 driven by lower average invested assets, a decrease in the average investment yield and lower real estate joint venture income in Twelve Months Ended 2013 compared to Twelve Months Ended 2012.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased 2% to $1,103,815 for Twelve Months 2013 from $1,083,109 for Twelve Months 2012. The loss ratio increased to 70.5% from 68.3% primarily driven by unfavorable disability and life loss experience. The expense ratio remained flat at 37.4%.

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

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Net investment income	$20,599	$20,327	$17,147
Net realized gains on investments	34,525	64,353	32,580
Amortization of deferred gain on disposal of businesses	16,310	18,413	20,461
Fees and other income	659	3,713	305

Total revenues	72,093	106,806	70,493

Benefits, losses and expenses:
Policyholder benefits	4,888	(1,061)	6,474
Selling, underwriting and general expenses	138,450	111,423	102,359
Interest expense	77,735	60,306	60,360

Total benefits, losses and expenses	221,073	170,668	169,193

Segment loss before benefit for income taxes	(148,980)	(63,862)	(98,700)
Benefit for income taxes	(48,739)	(8,804)	(113,922)

Segment net (loss) income	$(100,241)	$(55,058)	$15,222

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Loss

Segment net loss increased $45,183 to $100,241 for Twelve Months 2013 compared with a net loss of $55,058 for Twelve Months 2012. The increase is primarily related to a $19,388 (after-tax) decrease in net realized gains on investments, increased employee-related and business acquisition-related expenses and additional expenses in areas targeted for growth. In addition, interest expense increased $11,329 (after-tax) due to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000.

Total Revenues

Total revenues decreased $34,713 to $72,093 for Twelve Months 2013 compared with $106,806 for Twelve Months 2012. The decrease in revenues is mainly due to decreased net realized gains on investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $50,405 to $221,073 in Twelve Months 2013 compared with $170,668 in Twelve Months 2012. The increase is primarily due to increased employee-related and business acquisition-related expenses, additional expenses in areas targeted for growth and increased interest expense related to the March 2013 debt issuance mentioned above. In addition, policyholders benefits increased $5,949 attributable to increased claims payable accruals associated with discontinued businesses.

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

Investments

The Company had total investments of $14,244,015 and $14,976,318 as of December 31, 2013 and December 31, 2012, respectively. For more information on our investments see Note 4 to the Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2013		December 31, 2012
Aaa / Aa / A	$7,214,256	63.9%	$7,704,911	63.2%
Baa	3,316,035	29.4%	3,730,850	30.7%
Ba	523,175	4.6%	472,773	3.9%
B and lower	238,409	2.1%	263,104	2.2%

Total	$11,291,875	100.0%	$12,171,638	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2013	2012	2011
Fixed maturity securities	$530,144	$553,668	$565,486
Equity securities	27,013	24,771	29,645
Commercial mortgage loans on real estate	76,665	79,108	80,903
Policy loans	3,426	3,204	3,102
Short-term investments	2,156	4,889	5,351
Other investments	20,573	54,581	21,326
Cash and cash equivalents	14,679	15,323	7,838

Total investment income	674,656	735,544	713,651

Investment expenses	(24,360)	(22,416)	(24,119)

Net investment income	$650,296	$713,128	$689,532

Net investment income decreased $62,832, or 8.8%, to $650,296 for 2013 from $713,128 for 2012. The decrease is primarily due to $29,549 less investment income from real estate joint venture partnerships. Excluding the investment income from real estate joint venture partnerships, net investment income decreased $33,283, primarily reflecting lower investment yields.

Net investment income increased $23,596, or 3%, to $713,128 for 2012 from $689,532 for 2011. The increase is primarily due to $28,974 of higher investment income from real estate joint venture partnerships. Excluding the net investment income from real estate joint venture partnerships, net investment income decreased $5,378, primarily reflecting lower investment yields.

The net unrealized gain position decreased to $812,388 as of December 31, 2013, compared to $1,496,027 as of December 31, 2012 primarily due to increasing U.S. Treasury yields.

As of December 31, 2013, the Company owned $194,789 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $181,938 of municipal securities, with a credit rating of A+ both with and without the guarantee.

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2013 and 2012. At December 31, 2013 and 2012, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $234,640 and $168,705, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2013 and 2012, revenue bonds account for 53% and 52% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. Total invested assets denominated in foreign currencies other than the Canadian dollar were approximately 2% of our total invested assets at December 31, 2013 and 2012. At December 31, 2013, approximately 70%, 15%, and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2012, approximately 67%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% and 5% of our foreign government securities as of December 31, 2013 and 2012, respectively.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,082,129 with an unrealized gain of $78,126 at December 31, 2013 and $1,054,820 with an unrealized gain of $122,420 at December 31, 2012. Approximately 25% and 28% of the corporate European exposure is held in the financial industry at December 31, 2013 and 2012, respectively. Our largest European country exposure represented approximately 6% and 5% of the fair value of our corporate securities as of December 31, 2013 and 2012, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2013, approximately 3.1% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.3% of the total fixed income portfolio and 2.3% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 12.2% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of December 31, 2013 and 2012, our collateral held under securities lending, of which its use is unrestricted, was $95,215 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,206 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. All securities are in an unrealized gain position as of December 31, 2013 and 2012. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A – Risk Factors – Risks Related to Our Industry – Changes in regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On November 18, 2013, A.M. Best affirmed the financial strength ratings of Assurant’s businesses with a stable outlook. At that time, A.M. Best also affirmed Assurant’s debt rating of bbb and revised the outlook from stable to positive. On March 12, 2013, Moody’s Investor Services (“Moody’s”) downgraded the insurance financial strength ratings of two of Assurant’s rated life and health subsidiaries from A3 to Baa1 due to pressures on earnings and concerns about the impact of the Affordable Care Act. Moody’s outlook on these two subsidiaries remains negative. On June 24, 2013, Standard and Poor’s (“S&P”) upgraded the Senior Debt rating of Assurant, Inc from BBB to BBB+ and revised the outlook on the rating from positive to stable. In addition, S&P upgraded the financial strength ratings of American Security Insurance Company, American Bankers Insurance Company of Florida, American Bankers Life Assurance Company of Florida and American Memorial Life from A– to A and revised the outlook on the ratings from positive to stable. The upgrades cited Assurant’s strong earnings capability based on its well-diversified competitive position and very strong capital adequacy, as well as the company’s strong financial flexibility supported by its strong leverage and coverage metrics. For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business” and “Item 1A – Risk Factors – Risks Related to Our Company – A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.” For 2014, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $484,000.

Liquidity

As of December 31, 2013, we had $689,982 in holding company capital, excluding $467,330 from the March 28, 2013 debt offering which was used to repay debt that matured in February 2014. We use the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1,414,816, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $689,982 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $607,295, $581,908, and $523,881 for the years ended December 31, 2013, 2012, and 2011, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. During 2013, 2012 and 2011 we made share repurchases and paid dividends to our stockholders of $472,308, $472,103 and $600,314, respectively. We expect 2014 dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements as well as investment performance.

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

On January 10, 2014, our Board of Directors declared a quarterly dividend of $0.25 per common share payable on March 10, 2014 to stockholders of record as of February 24, 2014. We paid dividends of $0.25 per common share on December 10, 2013 to stockholders of record as of December 2, 2013, $0.25 per common share on September 10, 2013 to stockholders of record as of August 26, 2013, and $0.25 per common share on June 11, 2013 to stockholders of record as of May 28, 2013. This represents a 19 percent increase above the quarterly dividend of $0.21 per common share paid on March 11, 2013 to stockholders of record as of February 25, 2013. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

On November 18, 2013, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $752,436 at that date. During the year ended December 31, 2013, we repurchased 7,707,014 shares of our outstanding common stock at a cost of $398,026, exclusive of commissions. As of December 31, 2013, $704,874 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our senior notes and dividends on our common shares.

Retirement and Other Employee Benefits

We sponsor a qualified pension plan, (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires an extensive use of assumptions which include, but are not limited to, the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.

As of January 1, 2014, the Assurant Pension and Executive Pension Plans are no longer offered to new hires. Current employees will not be affected and will continue to accrue benefits under the Assurant Pension and Executive Pension Plans. Employees who are currently eligible but not yet participating will remain eligible to participate in the future once they meet the Assurant Pension and Executive Pension Plan requirements.

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

As of January 1, 2013, the Assurant Pension Plan’s funded percentage was 128% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2013. The 2013 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2014. Due to the funding status of the Assurant Pension Plan in 2013, no restrictions will exist before October 2014 (the time that the January 1, 2014 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2014, we do not anticipate any restrictions on benefits for the remainder of 2014.

The Assurant Pension Plan was over-funded by $18,078 and under-funded by $107,666 (based on the fair value of the assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2013 and 2012, respectively. This equates to an 102% and 87% funded status at December 31, 2013 and 2012, respectively. The change in funded status is mainly due to favorable investment returns as well as contributions made to the plan and an increase in the discount rate used to determine the projected benefit obligation.

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2013, we contributed $50,000 in cash to the Assurant Pension Plan. We expect to contribute $30,000 in cash to the Assurant Pension Plan over the course of 2014. See Note 20 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

The impact of a 25 basis point change in the discount rate on the 2014 projected benefit expense would result in a change of $3,000 for the Assurant Pension Plan and the various non-qualified pension plans and $400 for the retirement health benefit plan. The impact of a 25 basis point change in the expected return on assets assumption on the 2014 projected benefit expense would result in a change of $1,800 for the Assurant Pension Plan and the various non-qualified pension plans and $100 for the retirement health benefits plan.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $345,740 was available at December 31, 2013, due to $4,260 of outstanding letters of credit related to this program.

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

We did not use the commercial paper program during the twelve months ended December 31, 2013 and 2012 and there were no amounts relating to the commercial paper program outstanding at December 31, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans were outstanding at December 31, 2013.

The 2011 Credit Facility contains restrictive covenants, all of which were met as of December 31, 2013. These covenants include (but are not limited to):

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

At December 31, 2013, our ratio of debt to total capitalization as calculated under the covenant was 27%, the consolidated Minimum Amount described in (ii) above was $3,760,327 and our actual consolidated adjusted net worth as calculated under the covenant was $4,559,635.

In the event of the breach of certain covenants all obligations under the 2011 Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.

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

The net proceeds from the sale of the 2013 Senior Notes was $698,093, which represents the principal amount less the discount before offering expenses. The Company’s intent at issuance was to use the net proceeds of the 2013 Senior Notes for general corporate purposes, including to repay $500,000 of debt maturing in 2014. As of December 31, 2013, the remaining proceeds from the 2013 Senior Notes were held in short term investments and the Company used a portion to repay the remaining $467,330 of debt that matured in February 2014.

In addition, as of December 31, 2013, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034. During the twelve months ended December 31, 2013, the Company repurchased $32,670 of the 2004 Senior Notes through open market transactions, respectively. The $964 difference between the reacquisition price and the net carrying amount of the extinguished debt for the twelve months ended December 31, 2013, respectively, was recorded as an extinguishment loss and is included in the consolidated statements of operations as part of interest expense.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $59,414, $60,306 and $60,360 for the years ended December 31, 2013, 2012, and 2011, respectively. There was $21,876 and $22,570 of accrued interested at December 31, 2013 and 2012, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. Interest expense incurred related to the 2013 Senior Notes was $17,357 for the twelve months ended December 31, 2013. There was $6,635 of accrued interest at December 31, 2013. The senior notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.

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

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities (1)	$1,003,819	$673,215	$849,633
Investing activities	(392,738)	(449,883)	(196,588)
Financing activities	196,699	(480,641)	(636,848)

Net change in cash	$807,780	$(257,309)	$16,197

(1)	Includes effect of exchange rates changes on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

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

Net cash provided by operating activities was $1,003,819 and $673,215 for the years ended December 31, 2013 and 2012, respectively. The increase in cash provided by operating activities was primarily due to decreased catastrophe loss payments, decreased tax payments and increased net written premiums in our Assurant Solutions and Assurant Specialty Property segments. These items were partially offset by a $14,000 settlement payment with the NYDFS in our Assurant Specialty Property segment during Twelve Months 2013.

Net cash provided by operating activities was $673,215 and $849,633 for the years ended December 31, 2012 and 2011, respectively. The decreased operating activity cash flow is primarily due to increased catastrophe loss payments, changes in the timing of payments, including commissions and the Company’s defined contribution plan match, partially offset by increased net written premiums in our Assurant Solutions and Assurant Specialty Property segments.

Investing Activities:

Net cash used in investing activities was $392,738 and $449,883 for the years ended December 31, 2013 and 2012, respectively. The decrease in cash used in investing activities is primarily due to increased sales of fixed maturity securities and decreased purchases of fixed maturity securities, partially offset by the acquisitions of FAS and LSG, and an equity investment in Iké, all during Twelve Months 2013, and changes in our short term investments.

Net cash used in investing activities was $449,883 and $196,588 for the years ended December 31, 2012 and 2011, respectively. The increase in cash used in investing activities is primarily due to increased purchases of fixed maturity and equity securities.

Financing Activities:

Net cash provided by (used in) financing activities was $196,699 and $(480,641) for the years ended December 31, 2013 and 2012, respectively. The increase in financing activities was primarily due to the issuance of two series of senior notes during Twelve Months 2013. The company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses.

Net cash used in financing activities was $480,641 and $636,848 for the years ended December 31, 2012 and 2011, respectively. The decrease in cash used in financing activities is primarily due to a decrease in the acquisition of common stock.

The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
Income taxes paid	$132,487	$289,850	$223,950
Interest paid on debt	70,741	60,188	60,244
Common stock dividends	74,128	69,393	67,385

Total	$277,356	$419,431	$351,579

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2013, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2013
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$19,149,913	$1,762,594	$1,694,325	$1,585,369	$14,107,625
Debt and related interest	2,486,049	536,205	109,625	455,250	1,384,969
Operating leases	112,287	27,770	43,129	24,994	16,394
Pension obligations and postretirement benefit	662,569	46,980	119,200	121,900	374,489
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	16,625	16,625	0	0	0
Capital contributions to real estate joint ventures	26,815	26,815	0	0	0
Liability for unrecognized tax benefit	12,510	4,641	6,366	(942)	2,445

Total obligations and commitments	$22,466,768	$2,421,630	$1,972,645	$2,186,571	$15,885,922

(1)	Insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $8,646,572 and claims and benefits payable of $3,389,371 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had approximately $17,343 and $19,760 of letters of credit outstanding as of December 31, 2013 and December 31, 2012, respectively.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the U.S. and Canada. There are two forms of interest rate risk – price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rise. Reinvestment risk is primarily associated with the need to reinvest cash flows (primarily coupons and maturities) in an unfavorable lower interest rate environment. In addition, for securities with embedded options such as callable bonds, mortgage-backed securities, and certain asset-backed securities, reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment.

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

The interest rate sensitivity relating to price risk of our fixed maturity securities is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the U.S. and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model is used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following tables summarize the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio as of the dates indicated:

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2013
	-100	-50	0	50	100
Total market value	$12,115,046	$11,701,578	$11,291,875	$10,898,116	$10,525,665
% Change in market value from base case	7.29%	3.63%	0	-3.49%	-6.79%
$ Change in market value from base case	$823,171	$409,703	$0	$(393,759)	$(766,210)

As of December 31, 2012
	-100	-50	0	50	100
Total market value	$13,029,953	$12,613,857	$12,171,638	$11,742,576	$11,337,344
% Change in market value from base case	7.05%	3.63%	0	(3.53)%	(6.85)%
$ Change in market value from base case	$858,315	$442,219	$0	$(429,062)	$(834,294)

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

The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2013
	-100	-50	0	50	100
Portfolio yield	4.82%	4.90%	4.98%	5.06%	5.14%
Basis point change in portfolio yield	(0.16)%	(0.08)%	0	0.08%	0.16%

As of December 31, 2012
	-100	-50	0	50	100
Portfolio yield	5.20%	5.28%	5.36%	5.44%	5.52%
Basis point change in portfolio yield	(0.16)%	(0.08)%	0	0.08%	0.16%

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2013		December 31, 2012
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$7,214,256	64%	$7,704,911	63%
Baa	3,316,035	29%	3,730,850	31%
Ba	523,175	5%	472,773	4%
B and lower	238,409	2%	263,104	2%

Total	$11,291,875	100%	$12,171,638	100%

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments as described above under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance.”

We had $5,752,134 and $6,141,737 of reinsurance recoverables as of December 31, 2013 and 2012, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,101,847 and $2,578,329 as of December 31, 2013 and $1,125,472 and $2,494,275 as of December 31, 2012, relating to two large coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of both The Hartford and John Hancock. The Hartford’s A.M. Best ratings are under review with negative implications. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. See “Item 1A – Risk Factors – Risks Related to Our Company – Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “– We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest in assets, which are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 6% of Assurant preneed insurance policies, with reserves of $283,968 and $303,652 as of December 31, 2013 and 2012, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “– Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian dollar were approximately 2% of our total invested assets at December 31, 2013 and 2012.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,522,517 and $1,656,511 of the total as of December 31, 2013 and 2012, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2013
Foreign exchange spot rate at December 31, 2013, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$11,139,617	$11,215,746	$11,291,875	$11,368,004	$11,444,133
% change of market value from base case	(1.35)%	(0.67)%	0	0.67%	1.35%
$ change of market value from base case	$(152,258)	$(76,129)	$0	$76,129	$152,258

As of December 31, 2012
Foreign exchange spot rate at December 31, 2012, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$12,005,979	$12,088,809	$12,171,638	$12,254,467	$12,337,297
% change of market value from base case	(1.36)%	(0.68)%	0	0.68%	1.36%
$ change of market value from base case	$(165,659)	$(82,829)	$0	$82,829	$165,659

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, please see “Item 1A – Risk Factors-Risk Related to Our Company.” Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations. The following tables summarize the results of this analysis on our reported net income as of the dates indicated:

Foreign Exchange Movement Analysis of Net Income
As of December 31, 2013
Foreign exchange daily average rate for the year ended December 31, 2013, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$485,856	$487,381	$488,907	$490,433	$491,958
% change of net income from base case	(0.62)%	(0.31)%	0	0.31%	0.62%
$ change of net income from base case	$(3,051)	$(1,526)	$0	$1,526	$3,051

As of December 31, 2012
Foreign exchange daily average rate for the year ended December 31, 2012, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$478,767	$481,236	$483,705	$486,174	$488,643
% change of net income from base case	(1.02)%	(0.51)%	0	0.51%	1.02%
$ change of net income from base case	$(4,938)	$(2,469)	$0	$2,469	$4,938

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

Item  9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed its internal control over financial reporting as of December 31, 2013 using criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item  9B. Other Information

None.

PART III

Item  10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in our upcoming 2014 Proxy Statement (“2014 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2014 Proxy Statement, under the caption “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2014 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2014 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information in the 2014 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2014 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2014 Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item  14. Principal Accounting Fees and Services

The information in the 2014 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements

The following consolidated financial statements of Assurant, Inc., incorporated by reference into Item 8, are attached hereto:

(a)2. Consolidated Financial Statement Schedules

The following consolidated financial statement schedules of Assurant, Inc. are attached hereto:

Schedule I – Summary of Investments other than Investments in Related Parties
Schedule II – Parent Only Condensed Financial Statements
Schedule III – Supplementary Insurance Information
Schedule IV – Reinsurance
Schedule V – Valuation and Qualifying Accounts

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

4.2	Indenture, dated as of March 28, 2013, between Assurant, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K, originally filed on March 28, 2013).

4.3	Senior Debt Indenture, dated as of February 18, 2004, between Assurant, Inc. and U.S. Bank National Association, successor to SunTrust Bank, as trustee (incorporated by reference from Exhibit 10.27 to the Registrant’s Form 10-K, originally filed on March 30, 2004).

4.4	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrants Form 10-K, originally filed on February 20, 2013) .*

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.4	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.5	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 5, 2010).*

10.6	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on June 14, 2011).*

10.7	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.8	Form of Amendment, dated April 4, 2011, to Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.9	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

Exhibit Number	Exhibit Description

10.10	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.11	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.12	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.13	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.14	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.15	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.16	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.17	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.18	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.19	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.20	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.21	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.22	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.23	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.24	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

Exhibit Number	Exhibit Description

10.25

Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of

January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.26	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.27	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.28	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.29	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.30	Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.31	Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013.*

10.32	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.33	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.34	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.35	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.36	Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.37	Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.38	Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013.*

10.39	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.40	Amendment No. 1 to the Assurant Executive 401(k) Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.36 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

Exhibit Number	Exhibit Description

10.41	Amendment No. 2 to the Assurant Executive 401(k) Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.37 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.42	Amendment No. 3 to the Assurant Executive 401(k) Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.43	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.44	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.45	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.46	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.47	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

10.48	Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2013.

12.2	Computation of Other Ratios as of December 31, 2013.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2014.

ASSURANT, INC.

By:	/S/ ROBERT B. POLLOCK
Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 18, 2014.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL J. PENINGER Michael J. Peninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* Elaine D. Rosen	Non-Executive Board Chair

* Howard L. Carver	Director

* Juan N. Cento	Director

* Elyse Douglas	Director

* Lawrence V. Jackson	Director

* David B. Kelso	Director

* Charles J. Koch	Director

* Jean-Paul L. Montupet	Director

* Paul J. Reilly	Director

* Robert W. Stein	Director

*By:	/S/ MICHAEL J. PENINGER
Name:	Michael J. Peninger
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 18, 2014

Assurant, Inc.

Consolidated Balance Sheets

At December 31, 2013 and 2012

	December 31,
	2013	2012
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $10,520,310 in 2013 and $10,728,714 in 2012)	$11,291,875	$12,171,638
Equity securities available for sale, at fair value (cost – $417,535 in 2013 and $422,703 in 2012)	458,358	475,806
Commercial mortgage loans on real estate, at amortized cost	1,287,032	1,311,682
Policy loans	51,678	52,938
Short-term investments	470,458	300,925
Collateral held/pledged under securities agreements	95,215	94,729
Other investments	589,399	568,600

Total investments	14,244,015	14,976,318

Cash and cash equivalents	1,717,184	909,404
Premiums and accounts receivable, net	1,080,171	830,027
Reinsurance recoverables	5,752,134	6,141,737
Accrued investment income	145,189	149,032
Deferred acquisition costs	3,128,931	2,861,163
Property and equipment, at cost less accumulated depreciation	253,630	250,796
Tax receivable	0	32,740
Goodwill	784,561	640,714
Value of business acquired	53,549	62,109
Other intangible assets, net	354,636	262,994
Other assets	258,942	97,700
Assets held in separate accounts	1,941,747	1,731,873

Total assets	$29,714,689	$28,946,607

Liabilities
Future policy benefits and expenses	$8,646,572	$8,513,505
Unearned premiums	6,662,672	6,192,260
Claims and benefits payable	3,389,371	3,960,590
Commissions payable	429,636	339,680
Reinsurance balances payable	106,932	103,808
Funds held under reinsurance	76,778	61,413
Deferred gain on disposal of businesses	99,311	115,620
Obligation under securities agreements	95,206	94,714
Accounts payable and other liabilities	1,662,348	1,514,091
Deferred income taxes, net	129,148	161,288
Tax payable	3,371	0
Debt	1,638,118	972,399
Liabilities related to separate accounts	1,941,747	1,731,873

Total liabilities	24,881,210	23,761,241

Commitments and contingencies (Note 24)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 71,828,208 and 78,664,029 shares outstanding at December 31, 2013 and December 31, 2012, respectively	1,482	1,474
Additional paid-in capital	3,087,533	3,052,454
Retained earnings	4,415,875	4,001,096
Accumulated other comprehensive income	426,830	830,403
Treasury stock, at cost; 76,039,652 and 68,332,638 shares at December 31, 2013 and December 31, 2012, respectively	(3,098,241)	(2,700,061)

Total stockholders’ equity	4,833,479	5,185,366

Total liabilities and stockholders’ equity	$29,714,689	$28,946,607

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations

Years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$7,759,796	$7,236,984	$7,125,368
Net investment income	650,296	713,128	689,532
Net realized gains on investments, excluding other-than-temporary impairment losses	38,912	66,196	40,416
Total other-than-temporary impairment losses	(4,516)	(1,939)	(8,183)
Portion of net loss recognized in other comprehensive income, before taxes	129	96	347

Net other-than-temporary impairment losses recognized in earnings	(4,387)	(1,843)	(7,836)
Amortization of deferred gain on disposal of businesses	16,310	18,413	20,461
Fees and other income	586,730	475,392	404,863

Total revenues	9,047,657	8,508,270	8,272,804

Benefits, losses and expenses
Policyholder benefits	3,675,532	3,655,404	3,749,734
Amortization of deferred acquisition costs and value of business acquired	1,470,287	1,403,215	1,327,788
Underwriting, general and administrative expenses	3,034,404	2,631,594	2,428,795
Interest expense	77,735	60,306	60,360

Total benefits, losses and expenses	8,257,958	7,750,519	7,566,677

Income before provision for income taxes	789,699	757,751	706,127
Provision for income taxes	300,792	274,046	167,171

Net income	$488,907	$483,705	$538,956

Earnings Per Share
Basic	$6.38	$5.74	$5.58
Diluted	$6.30	$5.67	$5.51
Dividends per share	$0.96	$0.81	$0.70

Share Data
Weighted average shares outstanding used in basic per share calculations	76,648,688	84,276,427	96,626,306
Plus: Dilutive securities	1,006,076	1,030,638	1,169,003

Weighted average shares used in diluted per share calculations	77,654,764	85,307,065	97,795,309

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
		(in thousands)
Net income	$488,907	$483,705	$538,956

Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $231,472, $(141,037), and $(152,180), respectively	(455,808)	268,106	300,518
Change in other-than-temporary impairment gains, net of taxes of $(1,382), $(4,563), and $(1,518), respectively	2,566	8,474	2,819
Change in foreign currency translation, net of taxes of $8,162, $(3,500), and $2,305, respectively	(45,649)	(4,036)	(22,590)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(51,302), $(163), and $5,439, respectively	95,318	283	(10,106)

Total other comprehensive (loss) income	(403,573)	272,827	270,641

Total comprehensive income	$85,334	$756,532	$809,597

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

At December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, January 1, 2011	$1,453	$2,993,957	$3,115,213	$286,935	$(1,764,422)	$4,633,136
Stock plan exercises	11	(2,101)	0	0	0	(2,090)
Stock plan compensation expense	0	36,888	0	0	0	36,888
Change in tax benefit from share-based payment arrangements	0	(3,267)	0	0	0	(3,267)
Dividends	0	0	(67,385)	0	0	(67,385)
Acquisition of common stock	0	0	0	0	(532,929)	(532,929)
Net income	0	0	538,956	0	0	538,956
Other comprehensive income	0	0	0	270,641	0	270,641

Balance, December 31, 2011	$1,464	$3,025,477	$3,586,784	$557,576	$(2,297,351)	$4,873,950
Stock plan exercises	10	(12,340)	0	0	0	(12,330)
Stock plan compensation expense	0	37,589	0	0	0	37,589
Change in tax benefit from share-based payment arrangements	0	1,728	0	0	0	1,728
Dividends	0	0	(69,393)	0	0	(69,393)
Acquisition of common stock	0	0	0	0	(402,710)	(402,710)
Net income	0	0	483,705	0	0	483,705
Other comprehensive income	0	0	0	272,827	0	272,827

Balance, December 31, 2012	$1,474	$3,052,454	$4,001,096	$830,403	$(2,700,061)	$5,185,366
Stock plan exercises	8	(13,814)	0	0	0	(13,806)
Stock plan compensation expense	0	50,004	0	0	0	50,004
Change in tax benefit from share-based payment arrangements	0	(1,111)	0	0	0	(1,111)
Dividends	0	0	(74,128)	0	0	(74,128)
Acquisition of common stock	0	0	0	0	(398,180)	(398,180)
Net income	0	0	488,907	0	0	488,907
Other comprehensive loss	0	0	0	(403,573)	0	(403,573)

Balance, December 31, 2013	$1,482	$3,087,533	$4,415,875	$426,830	$(3,098,241)	$4,833,479

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities
Net income	$488,907	$483,705	$538,956
Adjustments to reconcile net income to net cash provided by operating activities: operating activities:
Change in reinsurance recoverable	444,639	(730,274)	(282,268)
Change in premiums and accounts receivable	(210,997)	(185,273)	(105,171)
Change in deferred acquisition costs and value of business acquired	(337,060)	(358,637)	(145,091)
Change in other intangible assets	(56,997)	(43,957)	(31,585)
Change in accrued investment income	1,839	4,832	(7,532)
Change in insurance policy reserves and expenses	166,839	1,356,403	595,363
Change in accounts payable and other liabilities	181,374	33,775	124,658
Change in commissions payable	106,424	79,378	(14,364)
Change in reinsurance balances payable	6,214	(27,077)	26,945
Change in funds withheld under reinsurance	18,209	(4,286)	(285)
Change in securities classified as trading	(10,606)	(2,874)	32,777
Change in income taxes	171,311	(5,800)	24,914
Change in tax valuation allowance	3,383	2,937	(80,584)
Amortization of deferred gain on disposal of businesses	(16,310)	(18,413)	(20,461)
Depreciation and amortization	124,851	124,387	129,391
Net realized gains on investments	(34,525)	(64,353)	(32,580)
Loss on extinguishment of debt	964	0	0
Stock based compensation expense	50,004	37,589	36,888
Income from real estate joint ventures	(5,573)	(35,023)	(6,023)
Change in tax benefit from share-based payment arrangements	1,112	(1,728)	3,267
Other intangible asset impairment	3,323	26,458	0
Other	(69,764)	7,929	68,089

Net cash provided by operating activities	$1,027,561	$679,698	$855,304

Investing activities
Sales of:
Fixed maturity securities available for sale	2,582,731	2,197,475	1,556,894
Equity securities available for sale	236,730	120,729	120,445
Other invested assets	49,456	103,834	50,600
Property and equipment and other	1,422	2,375	3,823
Subsidiary, net of cash transferred (1)	0	1,364	0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	882,159	999,591	949,950
Commercial mortgage loans on real estate	217,377	126,768	96,552
Purchases of:
Fixed maturity securities available for sale	(3,396,588)	(3,729,316)	(2,643,277)
Equity securities available for sale	(215,881)	(186,962)	(34,556)
Commercial mortgage loans on real estate	(194,468)	(126,578)	(88,649)
Other invested assets	(57,001)	(41,640)	(66,499)
Property and equipment and other	(52,326)	(56,457)	(35,747)
Subsidiary, net of cash transferred (1)	(181,865)	(3,500)	(45,080)
Equity interest (2)	(91,420)	0	0
Change in short-term investments	(173,603)	140,309	(90,368)
Change in policy loans	1,031	1,345	1,887
Change in collateral held/pledged under securities agreements	(492)	780	27,437

Net cash (used in) investing activities	(392,738)	(449,883)	(196,588)

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Financing activities
Issuance of debt	698,093	0	0
Repurchase of debt	(33,634)	0	0
Repayment of mandatorily redeemable preferred stock	0	0	(5,000)
Change in tax benefit from share-based payment arrangements	(1,112)	1,728	(3,267)
Acquisition of common stock	(393,012)	(412,196)	(533,848)
Dividends paid	(74,128)	(69,393)	(67,385)
Change in obligation under securities agreements	492	(780)	(27,437)
Change in receivables under securities loan agreements	0	0	14,370
Change in obligations to return borrowed securities	0	0	(14,281)

Net cash provided by (used in) financing activities	196,699	(480,641)	(636,848)

Effect of exchange rate changes on cash and cash equivalents	(23,742)	(6,483)	(5,671)

Change in cash and cash equivalents	807,780	(257,309)	16,197
Cash and cash equivalents at beginning of period	909,404	1,166,713	1,150,516

Cash and cash equivalents at end of period	$1,717,184	$909,404	$1,166,713

Supplemental information:
Income taxes paid	$132,487	$289,850	$223,950
Interest paid on debt	$70,741	$60,188	$60,244

(1)	2013 includes the acquisition of Field Asset Services Group Limited and Lifestyle Services Group Limited. 2012 includes the sale of one immaterial subsidiary. 2011 includes the acquisition of SureDeposit.
(2)	Relates to the purchase of equity interest in Iké Asistencia. A contingent liability of $31,250 was established due to the terms of the agreements.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows – (Continued)

Years Ended December 31, 2013, 2012 and 2011

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America and select worldwide markets.

The Company is traded on the New York Stock Exchange under the symbol AIZ.

Through its operating subsidiaries, the Company provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts, pre-funded funeral insurance, lender-placed homeowners insurance, property preservation, renters insurance and related products, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance, and group life insurance.

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

Variable Interest Entities

The Company may enter into agreements with other entities that are deemed to be variable interest entities (“VIEs”). At the time these agreements are executed, the Company evaluates the applicability of the accounting guidance for VIEs. Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (“primary beneficiary”) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

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

Investment income is recorded as earned and reported net of investment expenses. The Company uses the interest method to recognize interest income on its commercial mortgage loans.

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

Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives, not to exceed 20 years. Property and equipment are assessed for impairment when impairment indicators exist.

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

In the fourth quarter of 2013, the Company chose the option to first perform a qualitative assessment for our Assurant Specialty Property reporting unit. Based on this assessment, the Company determined that it was more likely than not that the reporting unit’s fair value was more than its carrying amount, therefore further impairment testing was not necessary. For our Assurant Solutions reporting unit we performed Step 1 and concluded that the estimated fair value of the reporting unit exceeded its respective book value and therefore goodwill was not impaired.

In the fourth quarter of 2012, we performed Step 1 for both our Assurant Specialty Property and Assurant Solutions reporting units and concluded that the estimated fair value of the reporting units exceeded their respective book values and therefore goodwill was not impaired.

For 2013 and 2012, the Assurant Employee Benefits and Assurant Health reporting units did not have goodwill.

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

VOBA is tested annually in the fourth quarter for recoverability. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2013 and 2012 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Other Assets

Other assets consist primarily of investments in unconsolidated entities and prepaid items. The Company accounts for investments in unconsolidated entities using the equity method of accounting since the Company can exert significant influence over the investee, but does not have effective control over the investee. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Judgment regarding the level of influence over each equity method investee includes considering factors such as ownership interest, board representation and policy making decisions. In applying the equity method, the Company uses financial information provided by the investee, which may be received on a lag basis.

Other Intangible Assets

Other intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives. Other intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. At the time of the annual impairment test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the carrying amount of the indefinite-lived other intangible asset exceeds its fair value. For other intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators (“triggers”) of impairment identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company does perform an annual impairment test for other intangible assets with finite lives even if there are no triggers present. There were no material impairment charges related to finite-lived other intangible assets in 2013. The Company recorded an impairment charge of $26,458 related to finite-lived intangible assets in 2012. For both 2013 and 2012, there were no impairment charges for indefinite-lived other intangible assets.

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

Short Duration Contracts

The Company’s short duration contracts include group term life contracts, group disability contracts, medical contracts, dental contracts, vision contracts, property and warranty contracts, credit life and disability contracts and extended service contracts. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

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

Medical Loss Ratio Rebate Unearned Premium Reserve

The Affordable Care Act was signed into law in March 2010. One provision of the Affordable Care Act, effective January 1, 2011, established a minimum medical loss ratio (“MLR”) designed to ensure that a minimum percentage of premiums is paid for clinical services or health care quality improvement activities. The Affordable Care Act established an MLR of 80% for individual and small group businesses and 85% for large group business. If the actual loss ratios, calculated in a manner prescribed by the Department of Health and Human Services (“HHS”), are less than the required MLR, premium rebates are payable to the policyholders by August 1 of the subsequent year.

The Company has estimated its 2013 impact of this regulation based on definitions and calculation methodologies outlined in the HHS regulations and guidance. The estimate was based on separate projection models for the individual medical and small group businesses using projections of expected premiums, claims, and enrollment by state, legal entity, and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes. The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Deferred Gain on Disposal of Businesses

The Company recorded a deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company, and adjusts the revenue recognized accordingly. Based on the Company’s annual review in the fourth quarters of 2013 and 2012, there were no adjustments to the estimates affecting the deferred gain.

Debt

The Company reports debt net of unamortized discount or premium and repurchases. Interest expense related to debt is expensed as incurred.

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

Reinstatement premiums for reinsurance are netted against net earned premiums in the consolidated statements of operations.

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

When a decline in value is considered to be other-than-temporary for equity method investments, the carrying value of these investments is written down, or impaired, to fair value.

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

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, salaries and personnel benefits and other general operating expenses and are expensed as incurred.

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

Recent Accounting Pronouncements – Adopted

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

On January 1, 2012, the Company adopted the amendments to existing guidance on accounting for costs associated with acquiring or renewing insurance contracts. The amendments modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under this amended guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The guidance was adopted retrospectively and has been applied to all prior period financial information contained in these consolidated financial statements.

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

In July 2011, the FASB issued amendments to the other expenses guidance to address how health insurers should recognize and classify in their statements of operations fees mandated by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Therefore, the Company is required to adopt this guidance on January 1, 2014 and it impacts the results of our Assurant Health and Assurant Employee Benefits segments. In the first quarter of 2014, the estimated liability for the mandated fees and the corresponding deferred cost asset of $24,000 will be recorded in accounts payable and other liabilities and in other assets, respectively, on the consolidated balance sheets. The deferred cost asset will be amortized ratably over the calendar year to underwriting, general and administrative expense in the consolidated statements of operations. This is an estimated amount and may be adjusted once the assessment is received from the federal government.

3. Acquisitions

On September 30, 2013, the Company acquired Field Asset Services from FirstService Corporation for $54,636 in cash. In connection with the acquisition, the Company recorded $21,020 of marketing and technology based intangible assets, all of which are amortizable over a 5 to 9 year period, and $28,908 of goodwill, all of which is tax-deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands existing collateral protection service offerings for customers of Assurant Specialty Property.

On October 25, 2013, the Company acquired Lifestyle Services Group, a mobile phone insurance provider based in the U.K. The acquisition-date fair value of the consideration transferred totaled £106,394 ($172,156), which consists of an initial cash payment of £87,081 ($140,906), a delayed payment of £3,000 ($4,854) and contingent consideration of an additional £16,313 ($26,395), payable no later than March 31, 2014. The contingent consideration arrangement is based on a client contract renewal. In connection with the acquisition, the Company recorded £45,266 ($73,245) of customer related intangibles, all of which are amortizable over a 2 to 10 year period, and £70,234 ($113,646) of goodwill, none of which is tax-deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business within Assurant Solutions.

On December 30, 2013, the Company paid Mex$1,191,499 (U.S.D $91,420) for a 40% investment in the Mexican operations of Iké Asistencia (“Iké”), a services assistance business with operations in Mexico and other countries in Latin America. On February 10, 2014, the Company made an additional payment of Mex$272,541 (U.S.D $20,404) for 40% of Iké’s Latin American operations. Following these payments, the Company owns 40% of the equity interests and outstanding shares of Iké and, under the terms of the agreements, will also have options to acquire the remaining interest in Iké over time.

The Company concluded that Iké is a VIE; however, it does not have the controlling financial interest to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, the investment in Iké is recorded under the equity method of accounting and the resulting investment in this unconsolidated entity is included in other assets on the consolidated balance sheet as of December 31, 2013. The Company’s income from its investment in Iké will be included in fees and other income of the consolidated statements of operations. This income will be adjusted for basis differences, such as the amortization of separately identifiable intangible assets.

The estimated fair value of a net put option to acquire the remaining interests of Iké is included in accounts payable and other liabilities of the consolidated balance sheet as of December 31, 2013. The estimated fair value of the net put option will be remeasured each quarter and any changes in the fair value will also be included in fees and other income in the consolidated statements of operations.

An indemnification asset that approximates the estimated contingencies related to uncertain tax positions for Iké is included in other assets on the consolidated balance sheet as of December 31, 2013. Any subsequent changes in the indemnification asset will be recorded as an offset to the investment in this unconsolidated entity.

There were no material business combinations in 2012.

On June 21, 2011, in an all cash transaction, the Company acquired the SureDeposit business, the leading provider of security deposit alternatives to the multi-family housing industry, for $45,080. In connection with the acquisition, the Company recorded $25,350 of customer, marketing and technology based intangible assets, all of which are amortizable over a 5 to10 year period, and $19,608 of goodwill. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands the multi-family housing product offering and associated cross-selling opportunities with existing clients for the Assurant Specialty Property segment.

4. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$408,378	$4,166	$(1,888)	$410,656	$0
States, municipalities and political subdivisions	774,233	63,543	(2,624)	835,152	0
Foreign governments	647,486	35,543	(7,608)	675,421	0
Asset-backed	4,320	1,910	(56)	6,174	1,773
Commercial mortgage-backed	57,594	2,850	(82)	60,362	0
Residential mortgage-backed	919,216	41,905	(13,217)	947,904	19,525
Corporate	7,709,083	684,776	(37,653)	8,356,206	19,359

Total fixed maturity securities	$10,520,310	$834,693	$(63,128)	$11,291,875	$40,657

Equity securities:
Common stocks	$17,890	$11,352	$(10)	$29,232	$0
Non-redeemable preferred stocks	399,645	38,880	(9,399)	429,126	0

Total equity securities	$417,535	$50,232	$(9,409)	$458,358	$0

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$633,329	$8,722	$(127)	$641,924	$0
States, municipalities and political subdivisions	800,592	106,560	(96)	907,056	0
Foreign governments	672,671	82,096	(1,359)	753,408	0
Asset-backed	27,182	1,437	(422)	28,197	1,159
Commercial mortgage-backed	64,344	5,539	0	69,883	0
Residential mortgage-backed	714,628	56,983	(554)	771,057	14,259
Corporate	7,815,968	1,193,695	(9,550)	9,000,113	21,291

Total fixed maturity securities	$10,728,714	$1,455,032	$(12,108)	$12,171,638	$36,709

Equity securities:
Common stocks	$14,707	$4,243	$0	$18,950	$0
Non-redeemable preferred stocks	407,996	53,976	(5,116)	456,856	0

Total equity securities	$422,703	$58,219	$(5,116)	$475,806	$0

(a)	Represents the amount of other-than-temporary impairments recognized in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2013 and 2012. At December 31, 2013 and 2012, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $234,640 and $168,705, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2013 and 2012, revenue bonds account for 53% and 52% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2013, approximately 70%, 15%, and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2012, approximately 67%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% and 5% of our foreign government securities as of December 31, 2013 and 2012, respectively.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,082,129 with an unrealized gain of $78,126 at December 31, 2013 and $1,054,820 with an unrealized gain of $122,420 at December 31, 2012. Approximately 25% and 28% of the corporate European exposure is held in the financial industry at December 31, 2013 and 2012, respectively. Our largest European country exposure represented approximately 6% and 5% of the fair value of our corporate securities as of December 31, 2013 and 2012, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$583,725	$589,192
Due after one year through five years	2,136,037	2,270,487
Due after five years through ten years	2,800,831	2,909,407
Due after ten years	4,018,587	4,508,349

Total	9,539,180	10,277,435
Asset-backed	4,320	6,174
Commercial mortgage-backed	57,594	60,362
Residential mortgage-backed	919,216	947,904

Total	$10,520,310	$11,291,875

Major categories of net investment income were as follows:

	Years Ended December 31,
	2013	2012	2011
Fixed maturity securities	$530,144	$553,668	$565,486
Equity securities	27,013	24,771	29,645
Commercial mortgage loans on real estate	76,665	79,108	80,903
Policy loans	3,426	3,204	3,102
Short-term investments	2,156	4,889	5,351
Other investments	20,573	54,581	21,326
Cash and cash equivalents	14,679	15,323	7,838

Total investment income	674,656	735,544	713,651

Investment expenses	(24,360)	(22,416)	(24,119)

Net investment income	$650,296	$713,128	$689,532

No material investments of the Company were non-income producing for the years ended December 31, 2013, 2012 and 2011.

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Years Ended December 31,
	2013	2012	2011
Proceeds from sales	$2,821,177	$2,314,540	$1,679,553
Gross realized gains	81,921	68,697	57,120
Gross realized losses	50,667	12,597	20,925

For securities sold at a loss during 2013, the average period of time these securities were trading continuously at a price below book value was approximately 12 months.

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Years Ended December 31,
	2013	2012	2011
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$14,579	$59,815	$44,924
Equity securities	19,789	(3,466)	(7,010)
Commercial mortgage loans on real estate	2,515	3,072	336
Other investments	2,029	6,775	2,166

Total net realized gains related to sales and other	38,912	66,196	40,416

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(3,295)	(1,287)	(7,780)
Equity securities	0	(226)	(21)
Other investments	(1,092)	(330)	(35)

Total net realized losses related to other-than-temporary impairments	(4,387)	(1,843)	(7,836)

Total net realized gains	$34,525	$64,353	$32,580

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

For the twelve months ended December 31, 2013 and 2012, the Company recorded $4,516 and $1,939, respectively, of OTTI, of which $4,387 and $1,843 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $129 and $96, respectively, related to all other factors and was recorded as an unrealized loss component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$95,589	$103,090	$105,245
Additions for credit loss impairments recognized in the current period on securities not previously impaired	0	0	1,455
Additions for credit loss impairments recognized in the current period on securities previously impaired	107	56	1,598
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,851)	(1,590)	(669)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(48,567)	(5,967)	(4,539)

Balance, end of year	$45,278	$95,589	$103,090

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$52,615	$(1,464)	$3,514	$(424)	$56,129	$(1,888)
States, municipalities and political subdivisions	30,145	(2,624)	0	0	30,145	(2,624)
Foreign governments	217,708	(7,596)	111	(12)	217,819	(7,608)
Asset-backed	0	0	1,442	(56)	1,442	(56)
Commercial mortgage-backed	5,036	(82)	0	0	5,036	(82)
Residential mortgage-backed	407,808	(11,667)	31,498	(1,550)	439,306	(13,217)
Corporate	1,412,611	(36,848)	19,291	(805)	1,431,902	(37,653)

Total fixed maturity securities	$2,125,923	$(60,281)	$55,856	$(2,847)	$2,181,779	$(63,128)

Equity securities:
Common stock	$187	$(10)	$0	$0	$187	$(10)
Non-redeemable preferred stocks	159,723	(8,200)	11,807	(1,199)	171,530	(9,399)

Total equity securities	$159,910	$(8,210)	$11,807	$(1,199)	$171,717	$(9,409)

	December 31, 2012
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$233,559	$(127)	$0	$0	$233,559	$(127)
States, municipalities and political subdivisions	0	0	4,575	(96)	4,575	(96)
Foreign governments	41,917	(204)	8,925	(1,155)	50,842	(1,359)
Asset-backed	0	0	2,662	(422)	2,662	(422)
Residential mortgage-backed	56,674	(509)	9,300	(45)	65,974	(554)
Corporate	459,797	(5,802)	62,778	(3,748)	522,575	(9,550)

Total fixed maturity securities	$791,947	$(6,642)	$88,240	$(5,466)	$880,187	$(12,108)

Equity securities:
Non-redeemable preferred stocks	$52,508	$(416)	$48,626	$(4,700)	$101,134	$(5,116)

Total gross unrealized losses represent approximately 3% and 2% of the aggregate fair value of the related securities at December 31, 2013 and 2012, respectively. Approximately 94% and 41% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2013 and 2012, respectively. The total gross unrealized losses are comprised of 667 and 238 individual securities at December 31, 2013 and 2012, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2013 and 2012. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2013, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s residential mortgage-backed and corporate fixed maturity securities, and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the industrial sector. The industrial sector’s gross unrealized losses of twelve months or more were $354, or 44%, of the corporate fixed maturity total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of December 31, 2013, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of December 31, 2013, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position at December 31, 2013, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$22,707	$22,579
Due after one year through five years	350,208	344,476
Due after five years through ten years	1,048,031	1,017,945
Due after ten years	364,822	350,995

Total	1,785,768	1,735,995
Asset-backed	1,498	1,442
Commercial mortgage-backed	5,118	5,036
Residential mortgage-backed	452,523	439,306

Total	$2,244,907	$2,181,779

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2013, approximately 3.1% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.3% of the total fixed income portfolio and 2.3% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 12.2% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2013, approximately 38% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $9 to $15,574 at December 31, 2013 and from $36 to $15,939 at December 31, 2012.

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

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	December 31, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,143,200	88.5%	1.97
71 – 80%	73,603	5.7%	1.44
81 – 95%	58,752	4.6%	1.19
Greater than 95%	15,959	1.2%	0.87

Gross commercial mortgage loans	1,291,514	100.0%	1.89

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,287,032

	December 31, 2012
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,141,564	86.6%	1.95
71 – 80%	103,152	7.8%	1.30
81 – 95%	57,413	4.3%	1.04
Greater than 95%	16,550	1.3%	1.02

Gross commercial mortgage loans	1,318,679	100.0%	1.85

Less valuation allowance	(6,997)

Net commercial mortgage loans	$1,311,682

All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. Changing economic conditions affect our valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events, have deteriorating credits or have experienced a reduction in debt-service coverage ratio. Where warranted, we have established or increased a valuation allowance based upon this analysis.

The commercial mortgage loan valuation allowance for losses was $4,482 and $6,997 at December 31, 2013 and 2012, respectively. In 2013 and 2012, the loan valuation allowance was decreased $2,515 and $3,413, respectively, due to changing economic conditions and geographic concentrations.

At December 31, 2013, the Company had mortgage loan commitments outstanding of approximately $16,625. The Company is also committed to fund additional capital contributions of $26,815 to real estate joint ventures.

The Company has short term investments and fixed maturities of $543,344 and $580,953 at December 31, 2013 and 2012, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Assurant Solutions segment preneed life insurance business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2013 and 2012, the CPI CAPs included in other assets on the consolidated balance sheet amounted to $2,491 and $5,886, respectively. The loss recorded in the results of operations totaled $3,395, $2,635, and $1,304 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013 and 2012, our collateral held under securities lending, of which its use is unrestricted, was $95,215 and $94,729, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,206 and $94,714, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. All securities are in an unrealized gain position as of December 31, 2013 and 2012. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent consideration related to a business combination and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	December 31, 2013
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$410,656	$0		$410,656		$0
State, municipalities and political subdivisions	835,152	0		812,495		22,657
Foreign governments	675,421	789		657,775		16,857
Asset-backed	6,174	0		6,174		0
Commercial mortgage-backed	60,362	0		59,764		598
Residential mortgage-backed	947,904	0		943,737		4,167
Corporate	8,356,206	0		8,240,862		115,344
Equity securities:
Common stocks	29,232	28,548		684		0
Non-redeemable preferred stocks	429,126	0		421,616		7,510
Short-term investments	470,458	273,518	b	196,940	c	0
Collateral held/pledged under securities agreements	74,212	67,202	b	7,010	c	0
Other investments	246,748	66,659	a	175,918	c	4,171	d
Cash equivalents	1,233,701	967,372	b	266,329	c	0
Other assets	3,726	0		1,235	f	2,491	e
Assets held in separate accounts	1,887,988	1,696,811	a	191,177	c	0

Total financial assets	$15,667,066	$3,100,899		$12,392,372		$173,795

	December 31, 2013
Financial Liabilities	Total	Level 1		Level 2		Level 3
Other liabilities	$106,992	$54,794	a	$31,868	g	$20,330	f
Liabilities related to separate accounts	1,887,988	1,696,811	a	191,177	c	0

Total financial liabilities	$1,994,980	$1,751,605		$223,045		$20,330

	December 31, 2012
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$641,924	$0		$637,749		$4,175
State, municipalities and political subdivisions	907,056	0		907,056		0
Foreign governments	753,408	672		729,639		23,097
Asset-backed	28,197	0		28,197		0
Commercial mortgage-backed	69,883	0		68,109		1,774
Residential mortgage-backed	771,057	0		762,846		8,211
Corporate	9,000,113	0		8,842,110		158,003
Equity securities:
Common stocks	18,950	18,267		683		0
Non-redeemable preferred stocks	456,856	0		456,842		14
Short-term investments	300,925	201,803	b	99,122	c	0
Collateral held/pledged under securities agreements	74,729	68,939	b	5,790	c	0
Other investments	250,806	49,199	a	190,280	c	11,327	d
Cash equivalents	381,777	366,543	b	15,234	c	0
Other assets	6,609	0		723	f	5,886	e
Assets held in separate accounts	1,674,406	1,469,050	a	205,356	c	0

Total financial assets	$15,336,696	$2,174,473		$12,949,736		$212,487

Financial Liabilities
Other liabilities	$51,828	$49,199	a	$69	f	$2,560	f
Liabilities related to separate accounts	1,674,406	1,469,050	a	205,356	c	0

Total financial liabilities	$1,726,234	$1,518,249		$205,425		$2,560

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.
g.	Mainly includes contingent consideration liability related to a business combination.

There were no transfers between Level 1 and Level 2 financial assets during 2013 or 2012. However, there were transfers between Level 2 and Level 3 financial assets in 2013 and 2012, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur when market observable inputs that were previously available become unavailable in the current period. The remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets

Fixed Maturity Securities
United States Government and government agencies and authorities	$4,175	$0	$(3)	$0	$(4,172)	$0	$0	$0
States, municipalities and political subdivisions	0	(3)	1,675	20,985	0	0	0	22,657
Foreign governments	23,097	(6)	(3,582)	0	0	0	(2,652)	16,857
Commercial mortgage-backed	1,774	20	(30)	0	(1,166)	0	0	598
Residential mortgage-backed	8,211	(19)	(1,156)	29,938	(2,406)	0	(30,401)	4,167
Corporate	158,003	6,979	(5,383)	5,325	(33,974)	4,997	(20,603)	115,344
Equity Securities
Non-redeemable preferred stocks	14	12	(42)	5,275	(2,041)	4,305	(13)	7,510
Other investments	11,327	(1,274)	1,827	8	(7,717)	0	0	4,171
Other assets	5,886	(3,395)	0	0	0	0	0	2,491

Financial Liabilities
Other liabilities	(2,560)	127	0	(17,897)	0	0	0	(20,330)

Total level 3 assets and liabilities	$209,927	$2,441	$(6,694)	$43,634	$(51,476)	$9,302	$(53,669)	$153,465

	Year Ended December 31, 2012
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets

Fixed Maturity Securities
United States Government and government agencies and authorities	$4,400	$(3)	$(10)	$0	$(212)	$0	$0	$4,175
Foreign governments	22,713	79	987	0	(682)	0	0	23,097
Asset-backed	453	0	0	0	0	0	(453)	0
Commercial mortgage-backed	904	54	(26)	0	(2,053)	2,895	0	1,774
Residential mortgage-backed	1,867	(17)	331	1,930	(1,098)	7,065	(1,867)	8,211
Corporate	137,629	2,040	11,810	8,942	(19,667)	18,701	(1,452)	158,003
Equity Securities
Non-redeemable preferred stocks	13	0	12	0	0	4	(15)	14
Other investments	18,257	1	839	0	(8,631)	1,488	(627)	11,327
Other assets	8,521	(2,635)	0	0	0	0	0	5,886

Financial Liabilities
Other liabilities	(2,720)	160	0	0	0	0	0	(2,560)

Total level 3 assets and liabilities	$192,037	$(321)	$13,943	$10,872	$(32,343)	$30,153	$(4,414)	$209,927

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.
(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.
(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds, the CPI Caps, and certain derivatives, the income valuation technique is generally used. For the years ended December 31, 2013 and 2012, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2013 and 2012, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

United States Government and government agencies and authorities: U.S. government and government agencies and authorities securities are priced by our pricing service utilizing standard inputs. Included in this category are U.S. Treasury securities which are priced using vendor trading platform data in addition to the standard inputs.

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

Commercial mortgage-backed, residential mortgage-backed and asset-backed: Commercial mortgage-backed, residential mortgage-backed and asset-backed securities are priced by our pricing service utilizing monthly payment information and collateral performance information in addition to the standard inputs. Additionally, commercial mortgage-backed securities and asset-backed securities utilize new issue data while residential mortgage-backed securities utilize vendor trading platform data.

Corporate: Corporate securities are priced by our pricing service utilizing standard inputs. Non-investment grade securities within this category are priced by our pricing service utilizing observations of equity and credit default swap curves related to the issuer in addition to the standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.

Non-redeemable preferred stocks: Non-redeemable preferred stocks are priced by our pricing service utilizing observations of equity and credit default swap curves related to the issuer in addition to the standard inputs.

Short-term investments, collateral held/pledged under securities agreements, other investments, cash equivalents, and assets/liabilities held in separate accounts: To price the fixed maturity securities in these categories, the pricing service utilizes the standard inputs.

Other liabilities: The contingent consideration liability related to a business combination is valued at the contractual amount stated in the purchase agreement plus accrued interest. The contractual amount plus interest represents the fair value and is a market observable input due to the fact the amount is specifically stated in the agreement and there is a short time frame (less than three months) for determining whether the payment will be made or not.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2013 and 2012, consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $70,244 and $102,586 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of December 31, 2013 and 2012, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $97,219 and $100,220 were priced internally using independent and non-binding broker quotes as of December 31, 2013 and 2012, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

Other investments and other liabilities: Swaptions are priced using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data. Credit default swaps are priced using non-binding quotes provided by market makers or broker-dealers who are recognized as market participants. Inputs factored into the non-binding quotes include trades in the actual credit default swap which is being priced, trades in comparable credit default swaps, quality of the issuer, structure and liquidity. The net option related to the investment in Iké is valued using an income approach; specifically, a Monte Carlo simulation option pricing model. The inputs to the model include, but are not limited to, the projected normalized earnings before interest, tax, depreciation, and amortization (EBITDA) and free cash flow for the underlying asset, the discount rate, and the volatility of and the correlation between the normalized EBITDA and the value of the underlying asset. Significant increases (decreases) in the projected normalized EBITDA relative to the value of the underlying asset in isolation would result in a significantly higher (lower) fair value.

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

For the net option, the Company will perform a periodic analysis to assess if the evaluated price represents a reasonable estimate of the fair value for the financial liability. This process will involve quantitative and qualitative analysis overseen by finance and accounting professionals. Examples of procedures to be performed include, but are not limited to, initial and on-going review of the pricing methodology and review of the projection for the underlying asset including the probability distribution of possible scenarios.

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

For its 2013 and 2011 fourth quarter annual goodwill impairment tests, a qualitative assessment was performed for the Assurant Specialty Property reporting unit; for the Assurant Solutions Reporting unit, the Company performed a Step 1 analysis. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. For its 2012 fourth quarter annual goodwill impairment test, the Company performed a Step 1 analysis for the Assurant Solutions and Assurant Specialty Property reporting units. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. See Note 10 for further information.

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

There was no remaining goodwill or material other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2013, 2012 and 2011.

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

Policy loans: the carrying value of policy loans reported in the consolidated balance sheets approximates fair value.

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

The following table discloses the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	December 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,287,032	$1,444,974	$0	$0	$1,444,974
Policy loans	51,678	51,678	51,678	0	0

Total financial assets	$1,338,710	$1,496,652	$51,678	$0	$1,444,974

Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal) (1)	$809,628	$808,734	$0	$0	$808,734
Funds withheld under reinsurance	76,778	76,778	76,778	0	0
Debt	1,638,118	1,656,588	0	1,656,588	0
Obligations under securities agreements	95,206	95,206	95,206	0	0

Total financial liabilities	$2,619,730	$2,637,306	$171,984	$1,656,588	$808,734

	December 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,311,682	$1,468,723	$0	$0	$1,468,723
Policy loans	52,938	52,938	52,938	0	0

Total financial assets	$1,364,620	$1,521,661	$52,938	$0	$1,468,723

Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal) (1)	$862,398	$902,449	$0	$0	$902,449
Funds withheld under reinsurance	61,413	61,413	61,413	0	0
Debt	972,399	1,050,920	0	1,050,920	0
Obligations under securities agreements	94,714	94,714	94,714	0	0

Total financial liabilities	$1,990,924	$2,109,496	$156,127	$1,050,920	$902,449

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

6. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2013	2012
Insurance premiums receivable	$941,460	$718,148
Other receivables	175,357	143,250
Allowance for uncollectible amounts	(36,646)	(31,371)

Total	$1,080,171	$830,027

7. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about domestic and foreign pre-tax income as well as current and deferred tax expense (benefit) follows:

	Years Ended December 31,
	2013	2012	2011
Pre-tax income
Domestic	$716,172	$686,571	$637,708
Foreign	73,527	71,180	68,419

Total pre-tax income	$789,699	$757,751	$706,127

	Year Ended December 31,
	2013	2012	2011
Current expense:
Federal & state	$129,204	$169,394	$233,576
Foreign	35,188	33,520	8,970

Total current expense	164,392	202,914	242,546

Deferred expense (benefit):
Federal & state	131,336	71,372	(89,732)
Foreign	5,064	(240)	14,357

Total deferred expense (benefit)	136,400	71,132	(75,375)

Total income tax expense	$300,792	$274,046	$167,171

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2013	2012	2011
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(1.0)	(1.3)	(1.3)
Dividends received deduction	(0.7)	(0.6)	(0.6)
Foreign earnings (a)	1.1	0.5	0.7
Change in valuation allowance	0	0	(11.5)
Goodwill	0	0	0
Non deductible compensation	3.4	1.1	0
IRS audit settlement	0	1.0	0
Other	0.3	0.5	1.4

Effective income tax rate:	38.1%	36.2%	23.7%

(a)	Results for all years primarily includes tax expense/(benefit) associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and realization of foreign tax credits for certain other subs.

During the year ended December 31, 2011, the Company recognized an income tax benefit of $80,584 primarily related to the release of this valuation allowance due to sufficient taxable income of the appropriate character during the period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$(11,515)	$(17,524)	$(13,844)
Additions based on tax positions related to the current year	(309)	(499)	(758)
Reductions based on tax positions related to the current year	995	3,124	997
Additions for tax positions of prior years	(1,090)	(20,830)	(5,512)
Reductions for tax positions of prior years	959	8,365	483
Lapses	0	374	700
Settlements	638	15,475	410

Balance at end of year	$(10,322)	$(11,515)	$(17,524)

The total unrecognized tax benefit, $12,510, $12,442, and $21,563 for 2013, 2012, and 2011, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in tax payable on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $375, $1,200 and $600, respectively, of interest expense related to income tax matters. The Company had $4,500 and $4,300 of interest accrued as of December 31, 2013 and 2012, respectively. No penalties have been accrued.

The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2008, and is currently under U.S. federal income tax audit for years 2009 through 2011. This audit cycle began in April 2013. Substantially all non-U.S. income tax matters have been concluded for the years through 2007, and all state and local income tax matters have been concluded for the years through 2009.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012
Deferred Tax Assets
Policyholder and separate account reserves	$611,774	$548,512
Accrued liabilities	17,791	5,295
Investments, net	119,410	206,517
Net operating loss carryforwards	65,507	75,828
Capital loss carryforwards	4,297	0
Deferred gain on disposal of businesses	34,833	40,554
Compensation related	21,713	46,456
Employee and post-retirement benefits	81,725	122,599
Other	101,409	112,309

Total deferred tax asset	1,058,459	1,158,070

Less valuation allowance	(16,474)	(13,091)

Deferred tax assets, net of valuation allowance	1,041,985	1,144,979

Deferred Tax Liabilities
Deferred acquisition costs	(894,921)	(799,966)
Net unrealized appreciation on securities	(276,212)	(506,301)

Total deferred tax liability	(1,171,133)	(1,306,267)

Net deferred income tax (liability) asset	$(129,148)	$(161,288)

The net deferred tax liability of $129,148 as of December 31, 2013 is comprised of $155,858 deferred tax liabilities and $26,710 deferred tax assets, by jurisdiction. Similarly, the net deferred tax liability of $161,288 as of December 31, 2012 is comprised of $197,898 deferred tax liabilities and $36,610 deferred tax assets, by jurisdiction.

The Company’s valuation allowance against deferred tax assets increased by $3,383 to $16,474 at December 31, 2013 from $13,091 at December 31, 2012. A cumulative valuation allowance of $16,474 has been recorded because it is management’s assessment that it is more likely than not that only $1,041,985 of deferred tax assets will be realized. The valuation allowance relates to the deferred tax assets attributable to certain international subsidiaries.

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

Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $143,522. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $5,860 net of anticipated foreign tax credits.

At December 31, 2013, the Company and its subsidiaries had net operating loss carryforwards for U.S. federal and foreign income tax purposes. Net operating loss carryforwards total $261,528 and will expire if unused as follows:

Expiration Year	Amount
2014 – 2018	$22,989
2019 – 2023	9,665
2024 – 2028	6,981
2029 – 2033	52,670
Unlimited	169,223

$261,528

At December 31, 2013, the Company and its subsidiaries have $11,899 of capital loss carryovers, all of which were generated during 2013 for U.S. federal and state income tax purposes. These capital loss carryovers will expire in 2018 if not utilized.

8. Deferred Acquisition Costs

Information about deferred acquisition costs is as follows:

	December 31,
	2013	2012	2011
Beginning balance	$2,861,163	$2,492,857	$2,366,183
Costs deferred and other (1)	1,729,613	1,762,560	1,443,309
Amortization	(1,461,845)	(1,394,254)	(1,316,635)

Ending balance	$3,128,931	$2,861,163	$2,492,857

(1)	Includes foreign currency translation

9. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2013	2012
Land	$14,359	$14,359
Buildings and improvements	249,034	236,444
Furniture, fixtures and equipment	477,617	481,382

Total	741,010	732,185
Less accumulated depreciation	(487,380)	(481,389)

Total	$253,630	$250,796

Depreciation expense for 2013, 2012 and 2011 amounted to $50,652, $49,595 and $55,193, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

10. Goodwill

Information about goodwill is as follows:

	Goodwill for the Years Ended December 31,
	2013	2012	2011
Balance as of January 1:
Goodwill	$2,291,034	$2,289,417	$2,270,099
Accumulated impairment losses	(1,650,320)	(1,650,320)	(1,650,320)

	640,714	639,097	619,779
Additions	142,554	0	19,608
Foreign currency translation and other	1,293	1,617	(290)

Goodwill	2,434,881	2,291,034	2,289,417
Accumulated impairment losses	(1,650,320)	(1,650,320)	(1,650,320)

Balance as of December 31:	$784,561	$640,714	$639,097

The Company has assigned goodwill to its operating segments for impairment testing purposes. The Corporate and Other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment.

	Solutions (1)	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2011
Goodwill	$1,640,584	259,452	204,303	185,078	2,289,417
Accumulated impairment losses	(1,260,939)	0	(204,303)	(185,078)	(1,650,320)

	379,645	259,452	0	0	639,097
Foreign currency translation and other	1,617	0	0	0	1,617
Balance at December 31, 2012
Goodwill	1,642,201	259,452	204,303	185,078	2,291,034
Accumulated impairment losses	(1,260,939)	0	(204,303)	(185,078)	(1,650,320)

	381,262	259,452	0	0	640,714
Acquisitions	113,646	28,908	0	0	142,554
Foreign currency translation and other	1,293	0	0	0	1,293
Balance at December 31, 2013
Goodwill	1,757,140	288,360	204,303	185,078	2,434,881
Accumulated impairment losses	(1,260,939)	0	(204,303)	(185,078)	(1,650,320)

	$496,201	$288,360	$0	$0	$784,561

(1)	The accumulated impairment loss relates to an acquisition made in 1999. The entity acquired had businesses that currently are primarily represented by the Assurant Solutions and Assurant Specialty Property segments. Prior to 2006, the Assurant Solutions and Assurant Specialty Property segments were combined and together called Assurant Solutions. Thus, the entire goodwill impairment recognized in 2002 due to the adoption of FAS 142 is included in the tables under the Assurant Solutions segment.

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

In the fourth quarters of 2013, 2012 and 2011, the Company conducted its annual assessments of goodwill.

In 2013 and 2011, for the Assurant Specialty Property reporting unit, the Company chose the option to perform a qualitative assessment under the amended intangibles- goodwill and other guidance. The Company performed a Step 1 test for the Specialty Property reporting unit in 2012 and for the Assurant Solutions reporting unit in 2013, 2012 and 2011. Based on these tests, it was determined that goodwill was not impaired at either reporting unit.

11. VOBA and Other Intangible Assets

Information about VOBA is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Beginning balance	$62,109	$71,014	$82,208
Amortization, net of interest accrued	(8,442)	(8,961)	(11,153)
Foreign currency translation and other	(118)	56	(41)

Ending balance	$53,549	$62,109	$71,014

As of December 31, 2013, the entire outstanding balance of VOBA is from the Assurant Solutions segment with the majority related to the preneed life insurance business. VOBA in the preneed life insurance business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2013 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2014	$7,983
2015	7,589
2016	7,219
2017	6,891
2018	6,644
Thereafter	17,223

Total	$53,549

Information about other intangible assets is as follows:

	As of December 31,
	2013			2012
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$61,179	$(33,113)	$28,066	$68,083	$(36,958)	$31,125
Customer related intangibles (1)	469,788	(170,690)	299,098	491,434	(272,783)	218,651
Marketing related intangibles	36,652	(22,090)	14,562	46,396	(33,430)	12,966
Technology based intangibles	13,760	(850)	12,910	360	(108)	252

Total (2)	$581,379	$(226,743)	$354,636	$606,273	$(343,279)	$262,994

(1)	Excluded from the 2012 customer related carrying value and accumulated amortization amounts is an impairment charge of $26,458. This impairment charge relates to the Assurant Solutions segment and is primarily related to the 2007 acquisitions of two U.K. mortgage insurance brokers. In 2012, persistency rates of the acquired business declined significantly following actions by an independent underwriter of the business, resulting in the impairment.
(2)	In 2013, the Company removed $137,071 of fully amortized intangible assets that were determined to have no future value.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets and the amount of indefinite lived intangible assets, which mainly include state licenses, are as follows:

Year	Amount
2014	$57,724
2015	55,337
2016	53,528
2017	50,492
2018	41,783
Thereafter	93,047

Total other intangible assets with finite lives	351,911

Total other intangible assets with indefinite lives	2,725

Total other intangible assets	$354,636

12. Reserves

The following table provides reserve information of the Company’s major product lines at the dates shown:

	December 31, 2013				December 31, 2012
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,453,154	$185,863	$14,236	$5,901	$4,306,947	$154,998	$13,139	$7,297
Life insurance no longer offered	432,075	565	2,200	2,690	445,347	574	3,110	4,437
Universal life and other products no longer offered	189,319	125	735	3,110	210,037	127	825	5,133
FFG, LTC and other disposed businesses	3,440,947	34,158	740,704	75,195	3,424,511	35,862	713,258	55,661
Medical	94,436	10,454	3,840	9,799	89,540	10,293	6,831	10,016
All other	36,641	475	14,943	8,422	37,123	455	15,786	8,904
Short Duration Contracts:
Group term life	0	4,135	169,972	29,799	0	3,681	172,804	30,953
Group disability	0	2,537	1,156,693	115,158	0	2,143	1,189,656	119,431
Medical	0	125,817	68,869	153,313	0	111,351	99,549	148,209
Dental	0	5,140	2,402	17,461	0	4,648	2,442	15,896
Property and warranty	0	2,514,356	201,336	437,888	0	2,368,372	459,586	707,472
Credit life and disability	0	314,420	39,419	52,096	0	323,510	46,406	57,794
Extended service contracts	0	3,331,936	6,622	36,790	0	3,068,652	7,654	38,596
All other	0	132,691	3,203	16,575	0	107,594	2,246	17,499

Total	$8,646,572	$6,662,672	$2,425,174	$964,197	$8,513,505	$6,192,260	$2,733,292	$1,227,298

The following table provides a roll forward of the Company’s product lines with the most significant claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2010, gross of reinsurance (3)	$219,284	$1,404,274	$290,390	$18,559	$518,431

Less: Reinsurance ceded and other (1)	(3,021)	(37,182)	(15,562)	(703)	(149,032)

Balance as of January 1, 2011, net of reinsurance	216,263	1,367,092	274,828	17,856	369,399
Incurred losses related to:
Current year	143,240	326,036	1,238,393	92,009	997,563
Prior year’s interest	8,164	60,908	0	0	0
Prior year (s)	(26,575)	(63,834)	(60,247)	(3,579)	(26,849)

Total incurred losses	124,829	323,110	1,178,146	88,430	970,714
Paid losses related to:
Current year	85,374	65,287	993,687	76,792	740,451
Prior year (s)	39,490	284,869	208,257	13,903	218,947

Total paid losses	124,864	350,156	1,201,944	90,695	959,398
Balance as of December 31, 2011, net of reinsurance (3)	216,228	1,340,046	251,030	15,591	380,715
Plus: Reinsurance ceded and other (1)	3,542	37,370	17,904	2,964	189,977

Balance as of December 31, 2011 gross of reinsurance (3)	$219,770	$1,377,416	$268,934	$18,555	$570,692

Less: Reinsurance ceded and other (1)	(3,542)	(37,370)	(17,904)	(2,964)	(189,977)

Balance as of January 1, 2012, net of reinsurance	216,228	1,340,046	251,030	15,591	380,715
Incurred losses related to:
Current year	126,712	287,459	1,130,525	99,887	1,142,285
Prior year’s interest	7,993	58,502	0	0	0
Prior year (s)	(27,918)	(58,562)	(52,515)	(3,831)	(46,006)

Total incurred losses	106,787	287,399	1,078,010	96,056	1,096,279
Paid losses related to:
Current year	79,071	68,269	903,984	84,071	797,492
Prior year (s)	43,004	288,255	193,745	11,465	227,502

Total paid losses	122,075	356,524	1,097,729	95,536	1,024,994
Balance as of December 31, 2012, net of reinsurance (3)	200,940	1,270,921	231,311	16,111	452,000
Plus: Reinsurance ceded and other (1)	2,817	38,166	16,447	736	715,058

Balance as of December 31, 2012 gross of reinsurance (3)	$203,757	$1,309,087	$247,758	$16,847	$1,167,058

Less: Reinsurance ceded and other (1)	(2,817)	(38,166)	(16,447)	(736)	(715,058)

Balance as of January 1, 2013, net of reinsurance	200,940	1,270,921	231,311	16,111	452,000
Incurred losses related to:
Current year	121,708	284,005	1,097,313	110,933	1,140,500
Prior year’s interest	7,773	56,705	0	0	0
Prior year (s)	(14,300)	(29,975)	(42,063)	(3,971)	(23,801)

Total incurred losses	115,181	310,735	1,055,250	106,962	1,116,699
Paid losses related to:
Current year	75,119	70,236	894,533	98,183	802,130
Prior year (s)	43,694	278,559	184,824	11,869	310,660

Total paid losses	118,813	348,795	1,079,357	110,052	1,112,790
Balance as of December 31, 2013, net of reinsurance (3)	197,308	1,232,861	207,204	13,021	455,909
Plus: Reinsurance ceded and other (1)	2,463	38,990	14,978	618	183,315

Balance as of December 31, 2013 gross of reinsurance (3)	$199,771	1,271,851	222,182	13,639	639,224

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.
(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(3)	The Company’s net retained credit life and disability claims and benefits payable were $54,483, $64,031 and $69,264 at December 31, 2013, 2012 and 2011.

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

The Company’s group disability products include short and long term disability coverage. Case and IBNR reserves for long-term disability claims have been discounted at 5.25% for claims incurred in 2010 and earlier, 4.75% for claims incurred in 2011 and 2012, and 4.25% for claims incurred in 2013. The December 31, 2013 and 2012 liabilities net of reinsurance include $1,271,851 and $1,309,087, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2013 and 2012 are $386,582 and $412,973, respectively.

In 2013, 2012, and 2011, the Company’s Property and Warranty case and IBNR reserves reflected redundancies from its lender-placed homeowners, credit, warranty and other short tail product lines. The 2013 redundancy decreased due to $6,500 of adverse development from Super Storm Sandy and a flattening of redundancies on lender placed products. The 2011 redundancy was impacted by $11,400 in adverse development from the 2010 Arizona hail event. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all other years presented, there were no material changes in estimated amounts for incurred claims in prior years.

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

Preneed Business – Independent Division

Interest and discount rates for preneed life insurance issued prior to 2009 vary by year of issuance and product, are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based upon current assumptions without provisions for adverse deviation. During 2013 and 2012, interest and discount rates ranged between 3.5% and 7.3%.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2013 and 2012 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2013 and 2012.

Mortality assumptions for business issued prior to 2009 are based upon pricing assumptions and modified to allow for provisions for adverse deviation. For business issued after 2008, mortality assumptions are based upon pricing assumptions without provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future assumed policy benefit increases on preneed life insurance issued prior to 2009 ranged from 1.0% to 7.0% in 2013 and 2012. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2013 and 2012 with the exception of most policies issued in 2005 through 2007 where the assumption was 2.3%. Future policy benefit increases for business issued in 2013 are based on current assumptions.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.0% to 5.5% in 2013 and 2012. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period.

PreNeed Business – AMLIC Division

Interest and discount rates for preneed life insurance issued or acquired after September 2000 and prior to 2009 vary by year of issuance and are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based on current assumptions without provisions for adverse deviation. Discount rates for 2013 and 2012 issues ranged from 1.5% to 5.0%. Preneed insurance issued prior to October 2000 and all traditional life insurance issued by the AMLIC division use discount rates, which vary by issue year and product, ranging from 0.0% to 7.5% in 2013 and 2012.

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

Future policy benefit increases for preneed life insurance products are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2013 and 2012. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2013 and 2012. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2013 and 2012.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2013 and 2012. Withdrawal charges ranged from 8.0% to 0.0% grading to zero over eight years for business issued in the United States. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities – No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2013 and 2012, except for a limited number of policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 4.1% in 2013 and 2012. Guaranteed crediting rates where present were 4.0%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

FFG and LTC

Reserves for previously disposed FFG and LTC businesses are included in the Company’s reserves in accordance with the insurance guidance. The Company maintains an offsetting reinsurance recoverable related to these reserves. See Note 13 for further information.

13. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2013	2012
Ceded future policyholder benefits and expense	$3,355,706	$3,338,783
Ceded unearned premium	1,283,674	1,214,028
Ceded claims and benefits payable	1,053,640	1,540,073
Ceded paid losses	59,114	48,853

Total	$5,752,134	$6,141,737

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2013 grouped by A.M. Best rating:

Best Ratings of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$1,846,063	$37,671	$741,151	$2,555	$2,627,440
A or A-	1,469,989	45,199	146,204	13,959	1,675,351
B++ or B+	38,038	21,139	3,427	5	62,609
B or B-	0	561	207	70	838
Not Rated	1,616	1,179,104	162,651	53,345	1,396,716

Total	3,355,706	1,283,674	1,053,640	69,934	5,762,954
Less: Allowance	0	0	0	(10,820)	(10,820)

Net reinsurance recoverable	$3,355,706	$1,283,674	$1,053,640	$59,114	$5,752,134

A.M. Best ratings for The Hartford and John Hancock, the reinsurers with the largest reinsurance recoverable balances, are A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of John Hancock and The Hartford. The total amount of recoverable for these two reinsurers is $3,680,176 as of December 31, 2013. Most of the assets backing reserves relating to reinsurance recoverables from these two counterparties are held in trust.

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

An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $10,820 and $10,633 at December 31, 2013 and 2012, respectively.

Information about the valuation allowance for reinsurance recoverable is as follows:

	Years Ended December 31,
	2013	2012
Balance as of beginning-of-year	$10,633	$10,633
Provision	187	0
Other additions	0	0
Direct write-downs charged against the allowance	0	0

Balance as of the end-of-year	$10,820	$10,633

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2013			2012			2011
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$555,368	$9,293,288	$9,848,656	$568,308	$8,711,619	$9,279,927	$584,532	$8,553,695	$9,138,227
Premiums assumed	10,117	304,980	315,097	12,536	278,160	290,696	13,048	306,920	319,968
Premiums ceded	(304,064)	(2,099,893)	(2,403,957)	(322,428)	(2,011,211)	(2,333,639)	(330,523)	(2,002,304)	(2,332,827)

Net earned premiums	$261,421	$7,498,375	$7,759,796	$258,416	$6,978,568	$7,236,984	$267,057	$6,858,311	$7,125,368

Direct policyholder benefits	$933,110	$3,706,848	$4,639,958	$909,670	$4,152,252	$5,061,922	$1,074,435	$3,653,693	$4,728,128
Policyholder benefits assumed	22,844	211,446	234,290	27,681	173,581	201,262	29,619	228,368	257,987
Policyholder benefits ceded	(590,281)	(608,435)	(1,198,716)	(581,890)	(1,025,890)	(1,607,780)	(734,970)	(501,411)	(1,236,381)

Net policyholder benefits	$365,673	$3,309,859	$3,675,532	$355,461	$3,299,943	$3,655,404	$369,084	$3,380,650	$3,749,734

The Company had $1,035,617 and $1,069,031, respectively, of invested assets held in trusts or by custodians as of December 31, 2013 and 2012, respectively, for the benefit of others related to certain reinsurance arrangements.

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

On January 30, 2012, certain of the Companies’ subsidiaries (“the Subsidiaries”) entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expire in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”).

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

As of December 31, 2013, the Company had not ceded any losses to Ibis Re II.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to the Series 2012-1 Notes and Series 2013-1 Notes, the credit risk is mitigated by two reinsurance trust accounts for each Series, respectively. Each reinsurance trust account has been funded by Ibis Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAA by Standard & Poor’s.

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

As a result of the evaluation of the reinsurance agreements with Ibis Re II, the Company concluded that Ibis Re II is a VIE. However, while Ibis Re II is a VIE, the Company concluded that it does not have a significant variable interest in Ibis Re II as the variability in results, caused by the reinsurance agreements, is expected to be absorbed entirely by the bondholders and the Company is not entitled to any residual amounts. Accordingly, the Company is not the primary beneficiary of Ibis Re II and does not consolidate the entities in the Company’s financial statements.

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

If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,101,847 and $1,125,472 as of December 31, 2013 and 2012, respectively. The reinsurance recoverable from John Hancock was $2,578,329 and $2,494,275 as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

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

14. Debt

On March 28, 2013, the Company completed an issuance of two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The Company received net proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses. The discount of $1,907 is being amortized over the life of the 2013 Senior Notes and is included as part of interest expense on the consolidated statements of operations. The first series is $350,000 in principal amount, bears interest at

2.50% per year and is payable in a single installment due March 15, 2018 and was issued at a 0.18% discount. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023 and was issued at a 0.37% discount. Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture. The 2013 Senior Notes are registered under the Securities Act of 1933, as amended.

The interest expense incurred related to the 2013 Senior Notes was $17,357 for the year ended December 31, 2013. There was $6,635 of accrued interest at December 31, 2013. The Company made an interest payment on the 2013 Senior Notes of $10,553 on September 15, 2013.

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount. The discount of $3,463 is being amortized over the life of the 2004 Senior Notes and is included as part of interest expense on the statement of operations. The first series was $500,000 in principal amount, issued at a 0.11% discount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. All of the holders of the 2004 Senior Notes exchanged their notes in May 2004 for new notes registered under the Securities Act of 1933, as amended.

During the twelve months ended December 31, 2013, the Company repurchased $32,670 of the 2004 Senior Notes through open market transactions. The $964 difference between the reacquisition price and the net carrying amount of the extinguished debt for the twelve months ended December 31, 2013 was recorded as an extinguishment loss and is included in the consolidated statement of operations as part of interest expense.

The interest expense incurred related to the 2004 Senior Notes was $59,414, $60,306, and $60,360 for the years ended December 31, 2013, 2012, and 2011, respectively. There was $21,876 and $22,570 of accrued interest at December 31, 2013 and 2012, respectively. The Company made interest payments of $30,094 on February 15, 2013 and 2012 and August 15, 2013 and 2012.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $345,740 was available at December 31, 2013, due to $4,260 of outstanding letters of credit related to this program.

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

The Company did not use the commercial paper program during the twelve months ended December 31, 2013 and 2012 and there were no amounts relating to the commercial paper program outstanding at December 31, 2013 and December 31, 2012. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at December 31, 2013.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2013, the Company was in compliance with all covenants, minimum ratios and thresholds.

15. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2013	2012	2011
Shares outstanding, beginning	78,664,029	88,524,374	102,000,371
Vested restricted stock and restricted stock units, net (a)	340,525	370,244	336,919
Issuance related to performance share units	252,025	403,519	0
Issuance related to ESPP	217,573	213,942	217,787
Issuance related to SARS exercise	61,070	51,410	57,837
Shares repurchased	(7,707,014)	(10,899,460)	(14,088,540)

Shares outstanding, ending	71,828,208	78,664,029	88,524,374

(a)	Vested restricted stock and restricted stock units shown net of shares retired to cover participant tax liability

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been retired.

16. Stock Based Compensation

In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based compensation awards as of the adoption date of the guidance. For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

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

PSU Performance Goals. The Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. Payouts will be determined by measuring performance against the average performance of companies included in the A.M. Best U.S. Insurance Index, excluding those with revenues of less than $1,000,000 or that are not in the health or insurance Global Industry Classification Standard codes.

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

Restricted Stock Units

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2012	1,206,015	$38.22
Grants	525,124	45.27
Vests	(548,494)	37.38
Forfeitures and adjustments	(22,555)	40.96

Shares outstanding at December 31, 2013	1,160,090	$41.77

The compensation expense recorded related to RSUs was $26,734, $22,158 and $20,100 for the years ended December 31, 2013, 2012 and 2011, respectively. The related total income tax benefit recognized was $9,343, $7,746 and $7,012 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average grant date fair value for RSUs granted in 2012 and 2011 was $40.72 and $38.05, respectively.

As of December 31, 2013, there was $14,390 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.04 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $24,812, $23,177 and $18,060, respectively.

Performance Share Units

A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2012	1,204,383	$37.51
Grants	408,808	44.22
Vests	(424,537)	33.12
Performance adjustment (1)	16,285	33.12
Forfeitures and adjustments	(18,110)	41.73

Performance share units outstanding, December 31, 2013	1,186,829	$41.28

(1)	Represents the change in shares issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

The compensation expense recorded related to PSUs was $22,257, $14,045 and $14,355 for the years ended December 31, 2013, 2012 and 2011, respectively. Portions of the compensation expense recorded during 2011 and 2010 were reversed in 2012 and 2011, respectively, since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit recognized was $7,774, $4,911, and $5,005 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average grant date fair value for PSUs granted in 2012 and 2011 was $41.68 and $37.83, respectively.

As of December 31, 2013, there was $15,090 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.74 years. The total fair value of shares vested and issued during the years ended December 31, 2013 and 2012 was $19,392 and $24,403, respectively. There were no PSUs vested and issued during the year ended December 31, 2011.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the years ended December 31, 2013 and 2012 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the years ended December 31, 2013, 2012 and 2011 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2013	2012	2011
Expected volatility	26.76%	30.18%	59.39%
Expected term (years)	2.80	2.81	2.81
Risk free interest rate	0.39%	0.42%	1.18%

Long-Term Incentive Plan

Prior to the approval of the ALTEIP, share based awards were granted under the 2004 Assurant Long-Term Incentive Plan (“ALTIP”), which authorized the granting of up to 10,000,000 new shares of the Company’s common stock to employees and officers under the ALTIP, Business Value Rights Program and CEO Equity Grants Program. Under the ALTIP, the Company was authorized to grant restricted stock and SARs. Since May 2008, no new grants have been made under this plan and the impact of these grants on the consolidated financial statements is immaterial.

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

In January 2014, the Company issued 75,746 shares at a discounted price of $46.36 for the offering period of July 1, 2013 through December 31, 2013. In January 2013, the Company issued 107,535 shares at a discounted price of $31.23 for the offering period of July 1, 2012 through December 31, 2012.

In July 2013, the Company issued 110,038 shares to employees at a discounted price of $31.93 for the offering period of January 1, 2013 through June 30, 2013. In July 2012, the Company issued 110,699 shares to employees at a discounted price of $31.36 for the offering period of January 1, 2012 through June 30, 2012.

The compensation expense recorded related to the ESPP was $1,098, $1,396 and $1,306 for the years ended December 31, 2013, 2012 and 2011, respectively. The related income tax benefit for disqualified disposition was $208, $157 and $180 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	For awards issued during the year ended December 31,
	2013	2012	2011
Expected volatility	18.30-25.40%	25.26-36.77%	27.13-32.41%
Risk free interest rates	0.08-0.15%	0.06-0.10%	0.19-0.22%
Dividend yield	2.34-2.38%	1.72-1.95%	1.64-1.85%
Expected term (years)	0.5	0.5	0.5

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

17. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2013	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	0	$0.00	0
February	0	0.00	0
March	600,000	44.28	600,000
April	1,803,621	46.29	1,803,621
May	1,383,080	48.92	1,383,080
June	459,412	50.08	459,412
July	376,300	52.68	376,300
August	814,900	55.01	814,900
September	735,525	54.77	735,525
October	786,676	57.13	786,676
November	270,000	60.79	270,000
December	477,500	65.27	477,500

Total	7,707,014	$51.66	7,707,014

On May 14, 2012, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. On November 18, 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $752,436 as of that date.

During the year ended December 31, 2013, the Company repurchased 7,707,014 shares of the Company’s outstanding common stock at a cost of $398,026, exclusive of commissions, leaving $704,874 remaining under the total repurchase authorization at December 31, 2013.

18. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Year Ended December 31, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive (loss) income before reclassifications	(45,649)	(478,853)	(2,237)	77,938	(448,801)
Amounts reclassified from accumulated other comprehensive income	0	23,045	4,803	17,380	45,228

Net current-period other comprehensive (loss) income	(45,649)	(455,808)	2,566	95,318	(403,573)

Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830

	Year Ended December 31, 2012
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2011	$10,918	$713,773	$15,387	$(182,502)	$557,576
Other comprehensive (loss) income before reclassifications	(4,036)	240,603	8,551	(14,872)	230,246
Amounts reclassified from accumulated other comprehensive income	0	27,503	(77)	15,155	42,581

Net current-period other comprehensive (loss) income	(4,036)	268,106	8,474	283	272,827

Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403

	Year Ended December 31, 2011
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2010	$33,508	$413,255	$12,568	$(172,396)	$286,935
Other comprehensive (loss) income before reclassifications	(22,590)	284,611	3,813	(20,440)	245,394
Amounts reclassified from accumulated other comprehensive income	0	15,907	(994)	10,334	25,247

Net current-period other comprehensive (loss) income	(22,590)	300,518	2,819	(10,106)	270,641

Balance at December 31, 2011	$10,918	$713,773	$15,387	$(182,502)	$557,576

The following tables summarize the reclassifications out of accumulated other comprehensive income.

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement where net income is presented
	Year Ended December 31,
	2013	2012	2011
Unrealized gains on securities	$35,454	$42,312	$24,472	Net realized gains on investments, excluding other-than-temporary impairment losses
	(12,409)	(14,809)	(8,565)	Provision for income taxes

	$23,045	$27,503	$15,907	Net of tax

OTTI	$7,389	$(118)	$(1,529)	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	(2,586)	41	535	Provision for income taxes

	$4,803	$(77)	$(994)	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(77)	$(152)	$1,070	(1)
Amortization of net loss	26,816	23,467	14,829	(1)

	26,739	23,315	15,899	Total before tax
	(9,359)	(8,160)	(5,565)	Provision for income taxes

	$17,380	$15,155	$10,334	Net of tax

Total reclassifications for the period	$45,228	$42,581	$25,247	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 20 - Retirement and Other Employee Benefits for additional information

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2013	2012	2011
Statutory net income
P&C companies	$457,068	$371,520	$367,315
Life companies	148,851	223,519	148,554

Total statutory net income	$605,919	$595,039	$515,869

	December 31,
	2013	2012
Statutory capital and surplus
P&C companies	$1,440,394	$1,382,745
Life companies	923,660	973,446

Total statutory capital and surplus	$2,364,054	$2,356,191

The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. The statutory net income and statutory capital and surplus amounts presented above do not include foreign insurance subsidiaries in accordance with SAP.

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2014 without regulatory approval is approximately $484,000. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

State regulators require insurance companies to meet minimum capitalization standards designed to ensure that they can fulfill obligations to policyholders. Minimum capital requirements are expressed as a ratio of a company’s total adjusted capital (“TAC”) to its risk-based capital (“RBC”) (the “RBC Ratio”). TAC is equal to statutory surplus adjusted to exclude certain statutory liabilities. RBC is calculated by applying specified factors to various asset, premium, expense, liability, and reserve items.

Generally, if a company’s RBC Ratio is below 100% (the “Authorized Control Level”), the insurance commissioner of the company’s state of domicile is authorized to take control of the company, to protect the interests of policyholders. If the RBC Ratio is greater than 100% but less than 200% (the “Company Action Level”), the company must submit a RBC plan to the commissioner of the state of domicile. Corrective actions may also be required if the RBC Ratio is greater than the Company Action Level but the company fails certain trend tests.

As of December 31, 2013, the TAC of each of our insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2013, the TAC of our life and health entities subject to RBC requirements was $999,804. The corresponding Authorized Control Level was 166,551. As of December 31, 2013, the TAC of our P&C entities subject to RBC requirements was 1,440,394. The corresponding Authorized Control Level was 205,819.

20. Retirement and Other Employee Benefits

Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2013, we contributed $50,000 in cash to the Assurant Pension Plan. We expect to contribute $30,000 in cash to the Assurant Pension Plan over the course of 2014. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assurant Pension Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company.

As of January 1, 2014, the Assurant Pension and Executive Pension Plans are no longer offered to new hires. Current employees will not be affected and will continue to accrue benefits under the Assurant Pension and Executive Pension Plans. Employees who are currently eligible but not yet participating in the Assurant Pension Plan will remain eligible to participate in the future once they meet the Assurant Pension Plan and Executive Pension Plan requirements.

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

In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. On July 1, 2011, the Company terminated certain health care benefits for employees who did not qualify for “grandfathered” status and no longer offers these benefits to new hires. The Company contribution, plan design and other terms of the remaining benefits will not change for those grandfathered employees. The Company has the right to modify or terminate these benefits. Plan assets and benefit obligations are measured as of December 31, 2013.

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2013	2012	2011	2013	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(956,172)	$(855,638)	$(749,284)	$(86,237)	$(75,702)	$(97,436)
Service cost	(38,580)	(35,609)	(31,832)	(2,863)	(2,762)	(3,233)
Interest cost	(38,243)	(38,348)	(38,919)	(3,473)	(3,483)	(3,915)
Amendments	0	0	(1,865)	0	0	13,541
Actuarial gain (loss), including curtailments and settlements	89,029	(60,106)	(73,449)	11,213	(6,288)	13,249
Benefits paid	38,023	33,529	39,711	2,314	1,998	2,092

Projected benefit obligation at end of year	$(905,943)	$(956,172)	$(855,638)	$(79,046)	$(86,237)	$(75,702)

Change in plan assets
Fair value of plan assets at beginning of year	$704,976	$601,662	$533,867	$45,651	$42,073	$39,663
Actual return on plan assets	64,641	81,896	56,965	3,234	5,576	4,502
Employer contributions	56,217	56,096	51,740	400	0	0
Benefits paid (including administrative expenses)	(39,084)	(34,678)	(40,910)	(2,314)	(1,998)	(2,092)

Fair value of plan assets at end of year	$786,750	$704,976	$601,662	$46,971	$45,651	$42,073

Funded status at end of year	$(119,193)	$(251,196)	$(253,976)	$(32,075)	$(40,586)	$(33,629)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2013, 2012 and 2011, the projected benefit obligations, the accumulated benefit obligations of Pension Benefits exceeded, and fair value of plan assets are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Fair value of plan assets	$786,750	$704,976	$601,662	$0	$0	$0	$786,750	$704,976	$601,662
Projected benefit obligation	(768,672)	(812,642)	(727,179)	(137,271)	(143,530)	(128,459)	(905,943)	(956,172)	(855,638)

Funded status at end of year	$18,078	$(107,666)	$(125,517)	$(137,271)	$(143,530)	$(128,459)	$(119,193)	$(251,196)	$(253,976)

Accumulated benefit obligation	$645,431	$673,427	$604,763	$115,286	$122,573	$110,435	$760,717	$796,000	$715,198

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

As of January 1, 2013, the Assurant Pension Plan funded percentage was 127.72% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2013. The 2013 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2014. Due to the funding status of the Assurant Pension Plan in 2013, no restrictions will exist before October 2014 (the time that the January 1, 2014 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2014, the Company does not anticipate any restrictions on benefits for the remainder of 2014.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2013	2012	2011	2013	2012	2011
Assets	$18,078	$0	$0	$0	$0	$0
Liabilities	$(137,271)	$(251,196)	$(253,976)	$(32,075)	$(40,586)	$(33,629)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2013	2012	2011	2013	2012	2011
Net gain (loss)	$(147,288)	$(282,491)	$(286,535)	$11,710	$261	$3,741
Prior service (cost) credit	(4,119)	(4,975)	(5,756)	6,102	7,035	7,968

	$(151,407)	$(287,466)	$(292,291)	$17,812	$7,296	$11,709

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost
Service cost	$38,580	$35,609	$31,832	$2,863	$2,762	$3,233
Interest cost	38,243	38,348	38,919	3,473	3,483	3,915
Expected return on plan assets	(44,222)	(40,064)	(40,698)	(2,998)	(2,768)	(2,957)
Amortization of prior service cost	856	781	795	(933)	(933)	275
Amortization of net (gain) loss	26,816	23,467	15,119	0	0	(290)
Settlement loss	0	0	521	0	0	0

Net periodic benefit cost	$60,273	$58,141	$46,488	$2,405	$2,544	$4,176

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net (gain) loss	$(108,387)	$19,423	$58,752	$(11,449)	$3,480	$(14,794)
Amortization of prior service cost, and effects of curtailments/settlements	(856)	(781)	(1,687)	933	933	(275)
Amortization of net (loss) gain	(26,816)	(23,467)	(15,119)	0	0	290
Prior service credit	0	0	1,865	0	0	(13,541)

Total recognized in accumulated other comprehensive (income) loss	$(136,059)	$(4,825)	$43,811	$(10,516)	$4,413	$(28,320)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(75,786)	$53,316	$90,299	$(8,111)	$6,957	$(24,144)

The Company uses a five-year averaging method to determine the market-related value of Pension Benefits plan assets, which is used to calculate the expected return of plan assets component of the Plans’ expense. Under this methodology, asset gains/losses that result from actual returns which differ from the Company’s expected long-term rate of return on assets assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual as compared to expected asset returns for the Plans will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. Other post-employment benefit assets under the Retirement Health Benefits are valued at fair value.

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $10,563 and $847, respectively. The net gain and prior service credit of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic credit over the next fiscal year is $516 and $933, respectively. There was no estimated net loss of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.98%	4.12%	4.59%	4.64%	3.71%	4.40%	4.99%	4.12%	4.64%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.12%	4.59%	5.44%	3.71%	4.40%	5.11%	4.12%	4.64%	5.55%
Expected long- term return on plan assets	6.75%	6.75%	7.50%	0%	0%	0%	6.75%	6.75%	7.50%

*	Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% to 9.30% for the Pension Benefits for the years ended December 31, 2013, 2012 and 2011.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2013, 2012 and 2011. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 208 bonds rated AA by either Moody’s or Standard & Poor’s with maturities between zero and thirty years. The discount rate for each Plan is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return on plan assets was 9.0% and 13.6% for the years ended December 31, 2013 and 2012, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2013	2012	2011
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	8.7%	9.2%	9.8%
Post-65 Non-reimbursement Plan	8.5%	9.0%	9.5%
Pre-65 Reimbursement Plan	8.7%	9.2%	9.8%
Post-65 Reimbursement Plan	8.7%	9.2%	9.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2028	2028	2028
Post-65 Non-reimbursement Plan	2028	2028	2028
Pre-65 Reimbursement Plan	2028	2028	2028
Post-65 Reimbursement Plan	2028	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2013	2012	2011
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$43	$44	$62
Effect on postretirement benefit obligation	601	727	863
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(66)	$(66)	$(91)
Effect on postretirement benefit obligation	(884)	(1,031)	(1,196)

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

In 2013, 8% of the Plans’ assets were allocated to Mesirow Institutional Multi-Strategy Fund, L.P. (“MIMSF”). MIMSF is a multi-strategy product for U.S. tax-exempt investors subject to ERISA. MIMSF allocates to five primary sub-strategies including hedged equity, credit, event, relative value and multi-strategy. Allocations to these sub-strategies will shift over time depending upon MIMSF’s investment outlook. MIMSF is managed to be broadly diversified in terms of both strategy and manager exposures.

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee has adopted the current target asset allocation. The allocation is consistent with 2012.

	The Plans’ Asset Allocation Percentages
Financial Assets	Low	Target (2)	High
Equity securities (1):
Common stock- U.S. listed small cap	5.0%	7.5%	10.0%
Mutual fund- U.S. listed large cap	22.0%	27.0%	32.0%
Common/collective trust- foreign listed	5.0%	7.5%	10.0%
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	8.0%	10.5%	13.0%
Corporate- U.S. & foreign investment grade	29.5%	32.0%	34.5%
Corporate- U.S. & foreign high yield	5.0%	7.5%	10.0%
Investment fund:
Multi-strategy hedge fund	5.5%	8.0%	10.5%

(1)	The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. Current target asset allocations for equity securities include allocations for investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds, during 2013. Amounts allocated for these investments are included in the equity securities caption of the fair value hierarchy at December 31, 2013, provided in the section above.
(2)	It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2013, 44.4% of plan assets were invested in fixed maturity securities and 14.7%, 10.8% and 8.3% of those securities were concentrated in the financial, communications and consumer non-cyclical industries, with no exposure to any single creditor in excess of 5.6%, 6.4% and 7.7% of those industries, respectively. As of December 31, 2013, 43.6% of plan assets were invested in equity securities and 64.2% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2013 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2013
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$33,750		$0	$33,750	$0
Equity securities:
Common stock- U.S. listed small cap	60,770		60,770	0	0
Preferred stock	2,674		2,674	0	0
Mutual funds- U.S. listed large cap	220,185		220,185	0	0
Common/collective trust- foreign listed	59,242		0	59,242	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	95,813		0	95,813	0
Corporate- U.S. & foreign investment grade	203,542		0	203,542	0
Corporate- U.S. & foreign high yield	50,131		0	50,131	0
Investment fund:
Multi-strategy hedge fund	59,977		0	0	59,977
Private equity fund	1,525		0	0	1,525
Derivatives:
Interest rate swap	3,106		0	3,106	0

Total financial assets	$790,715	(1)	$283,629	$445,584	$61,502

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2013
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$2,015		$0	$2,015	$0
Equity securities:
Common stock- U.S. listed small cap	3,628		3,628	0	0
Preferred stock	160		160	0	0
Mutual funds- U.S. listed large cap	13,146		13,146	0	0
Common/collective trust- foreign listed	3,537		0	3,537	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	5,720		0	5,720	0
Corporate- U.S. & foreign investment grade	12,152		0	12,152	0
Corporate- U.S. & foreign high yield	2,993		0	2,993	0
Investment fund:
Multi-strategy hedge fund	3,581		0	0	3,581
Private equity fund	91		0	0	91
Derivatives:
Interest rate swap	185		0	185	0

Total financial assets	$47,208	(1)	$16,934	$26,602	$3,672

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2012 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2012
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$18,288		$0	$18,288	$0
Equity securities:
Common stock- U.S. listed small cap	53,327		53,327	0	0
Mutual funds- U.S. listed large cap	168,933		168,933	0	0
Common/collective trust- foreign listed	67,065		0	67,065	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	96,622		0	96,622	0
Corporate- U.S. & foreign investment grade	202,434		0	202,434	0
Corporate- U.S. & foreign high yield	40,346		0	40,346	0
Investment fund:
Multi-strategy hedge fund	54,333		0	0	54,333
Private equity fund	65		0	0	65
Derivatives:
Interest rate swap	14,622		0	14,622	0

Total financial assets	$716,035	(1)	$222,260	$439,377	$54,398

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2012
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$1,185		$0	$1,185	$0
Equity securities:
Common stock- U.S. listed small cap	3,453		3,453	0	0
Mutual funds- U.S. listed large cap	10,939		10,939	0	0
Common/collective trust- foreign listed	4,343		0	4,343	0
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6,257		0	6,257	0
Corporate- U.S. & foreign investment grade	13,109		0	13,109	0
Corporate- U.S. & foreign high yield	2,613		0	2,613	0
Investment fund:
Multi-strategy hedge fund	3,518		0	0	3,518
Private equity fund	4		0	0	4
Derivatives:
Interest rate swap	947		0	947	0

Total financial assets	$46,368	(1)	$14,392	$28,454	$3,522

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The following table for the Company’s qualified pension plan and retirement health benefit plan summarizes the change in fair value associated with the MIMSF and Private Equity Partners XI Limited Partnership, the only Level 3 financial assets.

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2012	$54,398	$3,522
Purchases	1,578	95
Actual return on plan assets and plan expenses still held at the reporting date	5,526	55

Ending balance at December 31, 2013	$61,502	$3,672

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2013, the application of the valuation technique applied to similar assets has been consistent.

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

The Company expects to contribute up to $30,000 to its qualified pension plan in 2014. No contributions are expected to be made to the retirement health benefit plan in 2014.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2014	$44,138	$2,842
2015	61,556	3,192
2016	50,892	3,560
2017	54,103	3,945
2018	59,505	4,347
2019-2023	346,309	28,180

Total	$616,503	$46,066

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $39,263, $37,237 and $33,337 in 2013, 2012, and 2011, respectively.

21. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance, renters insurance and related products and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

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

The following tables summarize selected financial information by segment:

	Year Ended December 31, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,783,758	$2,380,044	$1,581,407	$1,014,587	$0	$7,759,796
Net investment income	376,245	98,935	36,664	117,853	20,599	650,296
Net realized gains on investments	0	0	0	0	34,525	34,525
Amortization of deferred gain on disposal of businesses	0	0	0	0	16,310	16,310
Fees and other income	400,370	133,135	29,132	23,434	659	586,730

Total revenues	3,560,373	2,612,114	1,647,203	1,155,874	72,093	9,047,657

Benefits, losses and expenses
Policyholder benefits	895,504	890,409	1,169,075	715,656	4,888	3,675,532
Amortization of deferred acquisition costs and value of business acquired	1,132,298	309,332	801	27,856	0	1,470,287
Underwriting, general and administrative expenses	1,341,961	758,941	434,749	360,303	138,450	3,034,404
Interest expense	0	0	0	0	77,735	77,735

Total benefits, losses and expenses	3,369,763	1,958,682	1,604,625	1,103,815	221,073	8,257,958

Segment income (loss) before provision (benefit) for income taxes	190,610	653,432	42,578	52,059	(148,980)	789,699
Provision (benefit) for income taxes	65,458	229,846	36,721	17,506	(48,739)	300,792

Segment income (loss) after taxes	$125,152	$423,586	$5,857	$34,553	$(100,241)

Net income						$488,907

Segment assets:
Segment assets, excluding goodwill	$13,321,648	$3,858,314	$884,077	$2,298,698	$8,567,391	$28,930,128

Goodwill						784,561

Total assets						$29,714,689

	Year Ended December 31, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,579,220	$2,054,041	$1,589,459	$1,014,264	$0	$7,236,984
Net investment income	396,681	103,327	64,308	128,485	20,327	713,128
Net realized gains on investments	0	0	0	0	64,353	64,353
Amortization of deferred gain on disposal of businesses	0	0	0	0	18,413	18,413
Fees and other income	314,072	98,621	30,518	28,468	3,713	475,392

Total revenues	3,289,973	2,255,989	1,684,285	1,171,217	106,806	8,508,270

Benefits, losses and expenses
Policyholder benefits	840,133	949,157	1,174,108	693,067	(1,061)	3,655,404
Amortization of deferred acquisition costs and value of business acquired	1,050,585	326,466	441	25,721	2	1,403,215
Underwriting, general and administrative expenses	1,217,401	517,822	420,629	364,321	111,421	2,631,594
Interest expense	0	0	0	0	60,306	60,306

Total benefits, losses and expenses	3,108,119	1,793,445	1,595,178	1,083,109	170,668	7,750,519

Segment income (loss) before provision (benefit) for income taxes	181,854	462,544	89,107	88,108	(63,862)	757,751
Provision (benefit) for income taxes	58,101	157,593	37,107	30,049	(8,804)	274,046

Segment income (loss) after taxes	$123,753	$304,951	$52,000	$58,059	$(55,058)

Net income						$483,705

Segment assets:
Segment assets, excluding goodwill	$12,342,077	$4,207,746	$882,731	$2,366,097	$8,507,242	$28,305,893

Goodwill						640,714

Total assets						$28,946,607

	Year Ended December 31, 2011
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,438,407	$1,904,638	$1,718,300	$1,064,023	$0	$7,125,368
Net investment income	393,575	103,259	45,911	129,640	17,147	689,532
Net realized gains on investments	0	0	0	0	32,580	32,580
Amortization of deferred gain on disposal of businesses	0	0	0	0	20,461	20,461
Fees and other income	265,204	79,337	34,635	25,382	305	404,863

Total revenues	3,097,186	2,087,234	1,798,846	1,219,045	70,493	8,272,804

Benefits, losses and expenses
Policyholder benefits	847,254	857,223	1,271,060	767,723	6,474	3,749,734
Amortization of deferred acquisition costs and value of business acquired	1,002,995	299,657	605	24,531	0	1,327,788
Underwriting, general and administrative expenses	1,034,685	470,169	460,041	361,541	102,359	2,428,795
Interest expense	0	0	0	0	60,360	60,360

Total benefits, losses and expenses	2,884,934	1,627,049	1,731,706	1,153,795	169,193	7,566,677

Segment income (loss) before provision (benefit) for income taxes	212,252	460,185	67,140	65,250	(98,700)	706,127
Provision (benefit) for income taxes	76,202	156,462	26,254	22,175	(113,922)	167,171

Segment income after taxes	$136,050	$303,723	$40,886	$43,075	$15,222

Net income						$538,956

Segment assets:
Segment assets, excluding goodwill	$11,333,833	$3,387,027	$1,067,423	$2,477,192	$8,115,290	$26,380,765

Goodwill						639,097

Total assets						$27,019,862

The Company operates primarily in the U.S. and Canada, but also in select international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived assets
2013
United States	$7,792,728	$248,331
Foreign countries	1,254,929	5,299

Total	$9,047,657	$253,630

2012
United States	$7,382,252	$243,253
Foreign countries	1,126,018	7,543

Total	$8,508,270	$250,796

2011
United States	$7,230,763	$235,031
Foreign countries	1,042,041	7,877

Total	$8,272,804	$242,908

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. The Company has no reportable major customers.

The Company’s net earned premiums by segment and product are as follows:

	2013	2012	2011
Solutions:
Credit	$547,100	$590,843	$564,411
Service contracts	2,057,353	1,816,785	1,694,363
Preneed	66,523	80,978	101,722
Other	112,782	90,614	77,911

Total	$2,783,758	$2,579,220	$2,438,407

Specialty Property:
Homeowners (lender-placed and voluntary)	$1,678,172	$1,418,061	$1,274,485
Manufactured housing (lender-placed and voluntary)	226,058	207,675	216,613
Other	475,814	428,305	413,540

Total	$2,380,044	$2,054,041	$1,904,638

Health:
Individual	$1,174,141	$1,178,878	$1,251,447
Small employer group	407,266	410,581	466,853

Total	$1,581,407	$1,589,459	$1,718,300

Employee Benefits:
Group dental	$383,223	$394,413	$412,339
Group disability	403,286	409,757	449,293
Group life	192,392	188,246	193,914
Group supplemental and vision products	35,686	21,848	8,477

Total	$1,014,587	$1,014,264	$1,064,023

22. Earnings per common share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Years Ended December 31,
	2013	2012	2011
Numerator
Net income	$488,907	$483,705	$538,956
Deduct dividends paid	(74,128)	(69,393)	(67,385)

Undistributed earnings	$414,779	$414,312	$471,571

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	76,648,688	84,276,427	96,626,306
Incremental common shares from:
PSUs	864,572	786,088	870,961
SARs	65,712	133,405	192,756
ESPP	75,792	111,145	105,286

Weighted average shares used in diluted earnings per share calculations	77,654,764	85,307,065	97,795,309

Earnings per common share – Basic
Distributed earnings	$0.96	$0.81	$0.70
Undistributed earnings	5.42	4.93	4.88

Net income	$6.38	$5.74	$5.58

Earnings per common share – Diluted
Distributed earnings	$0.95	$0.81	$0.69
Undistributed earnings	5.35	4.86	4.82

Net income	$6.30	$5.67	$5.51

Average SARs totaling 2,094,251 for the year ended December 31, 2011 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive SARs outstanding for the years ended December 31, 2013 and 2012.

Average PSUs totaling 156 for the year ended December 31, 2012 were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding for the years ended December 31, 2013 and 2011.

23. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2013
Total revenues	$2,150,623	$2,237,766	$2,258,650	$2,400,618
Income before provision for income taxes	206,424	210,767	193,971	178,537
Net income	117,780	133,523	128,788	108,816
Basic per share data:
Income before provision for income taxes	$2.58	$2.72	$2.57	$2.42
Net income	$1.47	$1.72	$1.70	$1.48
Diluted per share data:
Income before provision for income taxes	$2.55	$2.69	$2.54	$2.39
Net income	$1.46	$1.70	$1.68	$1.46

	March 31	June 30	September 30	December 31
2012
Total revenues	$2,072,924	$2,129,290	$2,145,080	$2,160,976
Income before provision for income taxes	249,648	264,661	208,619	34,823
Net income	163,260	169,170	126,288	24,987
Basic per share data:
Income before provision for income taxes	$2.81	$3.07	$2.54	$0.44
Net income	$1.84	$1.96	$1.54	$0.31
Diluted per share data:
Income before provision for income taxes	$2.77	$3.04	$2.51	$0.43
Net income	$1.81	$1.94	$1.52	$0.31

During the fourth quarter of 2012, the Company recorded reportable catastrophe losses of $134,950 (after-tax) related to Superstorm Sandy in the Assurant Specialty Property segment. Additionally, during the fourth quarter of 2012, the company took a non-cash charge of $20,419 (after-tax) for the impairment of certain other intangible assets in the Assurant Solutions segment.

24. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2013, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2014	$27,770
2015	24,870
2016	18,259
2017	13,778
2018	11,216
Thereafter	16,394

Total minimum future lease payments	$112,287

Rent expense was $27,271, $29,644 and $29,440 for 2013, 2012 and 2011, respectively.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $17,343 and $19,760 of letters of credit outstanding as of December 31, 2013 and 2012, respectively.

As previously disclosed, during the first quarter of 2013, the Company and two of its wholly owned subsidiaries in the Assurant Specialty Property segment, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York. The Company also continues to respond to and cooperate with other regulatory inquiries regarding its lender-placed insurance business.

In addition, as previously disclosed, the Company is involved in a variety of litigation relating to its current and past business operations and may from time to time become involved in other such actions. In particular, the Company is a defendant in class actions in a number of jurisdictions regarding its lender-placed insurance programs. These cases allege a variety of claims under a number of legal theories. The plaintiffs seek premium refunds and other relief. The Company continues to defend itself vigorously in these class actions. The Company has accrued an estimated loss for this litigation.

We may participate in settlements on terms that we consider reasonable given the strength of our defenses. However, the possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty. Consequently, no estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.

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

Assurant, Inc.

at December 31, 2013

Schedule I – Summary of Investments Other–Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$408,378	$410,656	$410,656
States, municipalities and political subdivisions	774,233	835,152	835,152
Foreign governments	647,486	675,421	675,421
Asset-backed	4,320	6,174	6,174
Commercial mortgage-backed	57,594	60,362	60,362
Residential mortgage-backed	919,216	947,904	947,904
Corporate	7,709,083	8,356,206	8,356,206

Total fixed maturity securities	10,520,310	11,291,875	11,291,875

Equity securities:
Common stocks	17,890	29,232	29,232
Non-redeemable preferred stocks	399,645	429,126	429,126

Total equity securities	417,535	458,358	458,358

Commercial mortgage loans on real estate, at amortized cost	1,287,032	1,444,974	1,287,032
Policy loans	51,678	51,678	51,678
Short-term investments	470,458	470,458	470,458
Collateral held/pledged under securities agreements	95,207	95,215	95,215
Other investments	589,399	589,399	589,399

Total investments	$13,431,619	$14,401,957	$14,244,015

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2013	2012
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$5,121,261	$5,288,605
Fixed maturity securities available for sale, at fair value (amortized cost – $498,524 in 2013 and $648,399 in 2012)	497,269	656,398
Equity securities available for sale, at fair value (amortized cost – $12,157 in 2013 and $15,701 in 2012)	19,108	18,720
Short-term investments	123,205	5,082
Other investments	84,685	72,688

Total investments	5,845,528	6,041,493

Cash and cash equivalents	690,549	197,938
Receivable from subsidiaries, net	35,117	31,103
Income tax receivable	16,571	1,400
Accrued investment income	2,815	2,220
Property and equipment, at cost less accumulated depreciation	127,165	128,155
Deferred income taxes, net	77,389	157,599
Other intangible assets, net	9,889	10,496
Other assets	24,596	21,341

Total assets	$6,829,619	$6,591,745

Liabilities
Accounts payable and other liabilities	$358,022	$433,980
Debt	1,638,118	972,399

Total liabilities	1,996,140	1,406,379

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 71,828,208 and 78,664,029 shares outstanding at December 31, 2013 and 2012, respectively	1,482	1,474
Additional paid-in capital	3,087,533	3,052,454
Retained earnings	4,415,875	4,001,096
Accumulated other comprehensive income	426,830	830,403
Treasury stock, at cost; 76,039,652 and 68,332,638 shares at December 31, 2013 and 2012, respectively	(3,098,241)	(2,700,061)

Total stockholders’ equity	4,833,479	5,185,366

Total liabilities and stockholders’ equity	$6,829,619	$6,591,745

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2013	2012	2011
	(in thousands )
Revenues
Net investment income	$7,684	$8,428	$4,496
Net realized gains (losses) on investments	1,713	7,464	(6,119)
Fees and other income	89,889	92,320	88,183
Equity in undistributed net income of subsidiaries	628,894	601,356	576,500

Total revenues	728,180	709,568	663,060

Expenses
General and administrative expenses	216,623	188,457	176,872
Interest expense	77,735	60,308	60,357

Total expenses	294,358	248,765	237,229

Income before benefit for income taxes	433,822	460,803	425,831
Benefit for income taxes	55,085	22,902	113,125

Net income	$488,907	$483,705	$538,956

Assurant, Inc.

Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating Activities
Net income	$488,907	$483,705	$538,956
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(628,894)	(601,356)	(576,500)
Dividends received from subsidiaries	446,592	524,508	432,258
Change in receivables	(4,609)	(1,035)	(674)
Change in accrued interest	5,941	0	0
Change in accounts payable and other liabilities	57,229	19,330	(18,437)
Change in securities classified as trading	(9,600)	(6,862)	13,305
Change in income taxes	18,159	10,903	4,186
Change in tax valuation allowance	0	(682)	(67,448)
Depreciation and amortization	34,047	34,471	39,523
Net realized (gains) losses on investments	(1,763)	(7,464)	6,119
Loss on extinguishment of debt	964	0	0
Stock based compensation expense	50,004	37,589	36,888
Change in tax benefit from share-based payment arrangements	1,112	(1,728)	3,267
Other	(17,491)	(11,034)	(6,429)

Net cash provided by operating activities	440,598	480,345	405,014

Investing Activities
Sales of:
Equity securities available for sale	19,315	11,756	0
Other invested assets	0	0	11,408
Property and equipment and other	41	552	3,746
Subsidiary	0	2,231	0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	464,153	482,699	307,025
Purchases of:
Fixed maturity securities available for sale	(314,864)	(793,938)	(324,346)
Equity securities available for sale	(15,557)	(17,329)	(5,291)
Other invested assets	(152)	(1)	(15,810)
Property and equipment and other	(29,635)	(40,750)	(21,055)
Subsidiary	0	(3,500)	0
Capital contributed to subsidiaries	(323,600)	(9,000)	(7,000)
Return of capital contributions from subsidiaries	174,277	67,500	92,000
Change in short-term investments	(118,123)	(255)	3,329

Net cash (used in) provided by investing activities	(144,145)	(300,035)	44,006

Financing Activities
Issuance of debt	698,093	0	0
Repurchase of debt	(33,634)	0	0
Repayment of mandatorily redeemable preferred stock	0	0	(5,000)
Change in tax benefit from share-based payment arrangements	(1,112)	1,728	(3,267)
Acquisition of common stock	(393,012)	(412,196)	(532,011)
Dividends paid	(74,128)	(69,393)	(67,385)
Change in obligations to return borrowed securities	0	0	(14,281)
Change in receivables under securities loan agreements	0	0	14,370

Net cash provided by (used in) financing activities	196,207	(479,861)	(607,574)
Effect of exchange rate changes on cash and cash equivalents	(49)	0	(339)

Change in cash and cash equivalents	492,611	(299,551)	(158,893)
Cash and cash equivalents at beginning of period	197,938	497,489	656,382

Cash and cash equivalents at end of period	$690,549	$197,938	$497,489

Assurant, Inc.

for the years ended December 31, 2013, 2012 & 2011

Schedule III – Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other* operating expenses	Property and Casualty Premiums Written
(in thousands)
2013
Solutions	$2,902,868	$5,076,507	$4,801,495	$295,970	$2,783,758	$376,245	$895,504	$1,123,856	$1,350,403	$621,543
Specialty Property	190,331	2,657	1,682,960	490,422	2,380,044	98,935	890,409	309,332	758,941	2,581,696
Employee Benefits	23,247	32,025	12,296	1,513,013	1,014,587	117,853	715,656	27,856	360,303	0
Health	12,485	95,380	136,376	239,733	1,581,407	36,664	1,169,075	801	434,749	0
Corporate and other	0	3,440,003	29,545	850,233	0	20,599	4,888	0	138,450	0

Total segments	$3,128,931	$8,646,572	$6,662,672	$3,389,371	$7,759,796	$650,296	$3,675,532	$1,461,845	$3,042,846	$3,203,239

2012
Solutions	$2,656,113	$4,964,453	$4,412,075	$296,569	$2,579,220	$396,681	$840,133	$1,041,627	$1,226,360	$580,987
Specialty Property	183,733	2,843	1,616,467	1,035,713	2,054,041	103,327	949,157	326,466	517,822	2,180,538
Employee Benefits	18,762	32,158	10,853	1,554,203	1,014,264	128,485	693,067	25,721	364,322	0
Health	2,555	90,568	121,768	268,992	1,589,459	64,308	1,174,108	440	420,629	0
Corporate and other	0	3,423,483	31,097	805,113	0	20,327	(1,061)	0	111,422	0

Total segments	$2,861,163	$8,513,505	$6,192,260	$3,960,590	$7,236,984	$713,128	$3,655,404	$1,394,254	$2,640,555	$2,761,525

2011
Solutions	$2,284,078	$4,774,199	$3,804,514	$305,086	$2,438,407	$393,575	$847,254	$991,842	$1,045,839	$493,753
Specialty Property	192,328	3,400	1,485,538	435,589	1,904,638	103,259	857,223	299,656	470,169	1,985,508
Employee Benefits	15,552	3,157	11,388	1,666,985	1,064,023	129,640	767,723	24,531	361,541	0
Health	899	87,654	146,812	292,243	1,718,300	45,911	1,271,060	606	460,041	0
Corporate and other	0	3,490,796	33,765	737,216	0	17,147	6,474	0	102,358	0

Total segments	$2,492,857	$8,359,206	$5,482,017	$3,437,119	$7,125,368	$689,532	$3,749,734	$1,316,635	$2,439,948	$2,479,261

*	Includes amortization of value of business acquired and underwriting, general and administration expenses.

Assurant, Inc.

for the year ended December 31, 2013

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$98,596,728	$34,445,475	$8,162,720	$72,313,973	11.3%

Premiums:
Life insurance	$729,519	$373,641	$39,218	$395,096	9.9%
Accident and health insurance	3,089,192	674,640	170,848	2,585,400	6.6%
Property and liability insurance	6,029,945	1,355,676	105,031	4,779,300	2.2%

Total earned premiums	$9,848,656	$2,403,957	$315,097	$7,759,796	4.1%

Benefits:
Life insurance	$736,349	$361,592	$27,262	$402,019	6.8%
Accident and health insurance	1,995,860	345,806	147,460	1,797,514	8.2%
Property and liability insurance	1,907,749	491,318	59,568	1,475,999	4.0%

Total policyholder benefits	$4,639,958	$1,198,716	$234,290	$3,675,532	6.4%

Assurant, Inc.

for the year ended December 31, 2012

Schedule IV – Reinsurance

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

Assurant, Inc.

for the year ended December 31, 2011

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$101,324,797	$29,186,645	$12,534,422	$84,672,574	14.8%

Premiums:
Life insurance	$825,245	$409,687	$27,439	$442,997	6.2%
Accident and health insurance	3,319,177	713,891	214,201	2,819,487	7.6%
Property and liability	4,993,805	1,209,249	78,328	3,862,884	2.0%

Total earned premiums	$9,138,227	$2,332,827	$319,968	$7,125,368	4.5%

Benefits:
Life insurance	$803,245	$410,431	$40,545	$433,359	9.4%
Accident and health insurance	2,226,139	455,413	180,119	1,950,845	9.2%
Property and liability	1,698,744	370,537	37,323	1,365,530	2.7%

Total policyholder benefits	$4,728,128	$1,236,381	$257,987	$3,749,734	6.9%

Assurant, Inc.

as of December 31, 2013, 2012 and 2011

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2013
Valuation allowance for foreign NOL deferred tax carryforward	$13,091	$3,383	$0	$0	$16,474
Valuation allowance for deferred tax assets	0	0	0	0	0
Valuation allowance for mortgage loans on real estate	6,997	(2,515)	0	0	4,482
Valuation allowance for uncollectible agents balances	14,753	5,870	238	1,039	19,822
Valuation allowance for uncollectible accounts	16,618	765	672	1,231	16,824
Valuation allowance for reinsurance recoverables	10,633	187	0	0	10,820

Total	$62,092	$7,690	$910	$2,270	$68,422

2012
Valuation allowance for foreign NOL deferred tax carryforward	$9,471	$3,620	$0	$0	$13,091
Valuation allowance for deferred tax assets	683	(683)	0	0	0
Valuation allowance for mortgage loans on real estate	10,410	(3,328)	0	85	6,997
Valuation allowance for uncollectible agents balances	13,352	2,165	109	873	14,753
Valuation allowance for uncollectible accounts	14,355	3,001	(304)	434	16,618
Valuation allowance for reinsurance recoverables	10,633	0	0	0	10,633

Total	$58,904	$4,775	$(195)	$1,392	$62,092

2011
Valuation allowance for foreign NOL deferred tax carryforward	$9,969	$(498)	$0	$0	$9,471
Valuation allowance for deferred tax assets	80,769	(80,086)	0	0	683
Valuation allowance for mortgage loans on real estate	32,838	(336)	0	22,092	10,410
Valuation allowance for uncollectible agents balances	13,171	722	163	704	13,352
Valuation allowance for uncollectible accounts	19,957	(829)	(3)	4,770	14,355
Valuation allowance for reinsurance recoverables	15,635	356	57	5,415	10,633

Total	$172,339	$(80,671)	$217	$32,981	$58,904