Form 10-Q
period 2014-03-31
ASSURANT INC
filed 2014-04-29
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s Common Stock outstanding at April 24, 2014 was 71,642,538.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(in thousands except number of shares and per share amounts)

Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,580,077 in 2014 and $10,520,310 in 2013)	$11,595,457	$11,291,875
Equity securities available for sale, at fair value (cost - $405,329 in 2014 and $417,535 in 2013)	462,658	458,358
Commercial mortgage loans on real estate, at amortized cost	1,257,162	1,287,032
Policy loans	50,475	51,678
Short-term investments	566,721	470,458
Collateral held/pledged under securities agreements	96,006	95,215
Other investments	589,288	589,399

Total investments	14,617,767	14,244,015

Cash and cash equivalents	1,105,912	1,717,184
Premiums and accounts receivable, net	1,129,270	1,080,171
Reinsurance recoverables	5,824,365	5,752,134
Accrued investment income	153,554	145,189
Deferred acquisition costs	3,158,031	3,128,931
Property and equipment, at cost less accumulated depreciation	255,514	253,630
Goodwill	785,453	784,561
Value of business acquired	51,490	53,549
Other intangible assets, net	345,238	354,636
Other assets	324,801	258,942
Assets held in separate accounts	1,916,990	1,941,747

Total assets	$29,668,385	$29,714,689

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(in thousands except number of shares and per share amounts)

Liabilities

Future policy benefits and expenses	$8,671,710	$8,646,572
Unearned premiums	6,610,702	6,662,672
Claims and benefits payable	3,449,834	3,389,371
Commissions payable	463,133	429,636
Reinsurance balances payable	78,587	106,932
Funds held under reinsurance	79,366	76,778
Deferred gain on disposal of businesses	95,651	99,311
Obligation under securities agreements	95,997	95,206
Accounts payable and other liabilities	1,672,735	1,662,348
Deferred income taxes, net	251,637	129,148
Tax payable	14,896	3,371
Debt	1,170,859	1,638,118
Liabilities related to separate accounts	1,916,990	1,941,747

Total liabilities	24,572,097	24,881,210

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 71,869,920 and 71,828,208 shares outstanding at March 31, 2014 and December 31, 2013, respectively	1,486	1,482
Additional paid-in capital	3,095,561	3,087,533
Retained earnings	4,534,940	4,415,875
Accumulated other comprehensive income	583,481	426,830
Treasury stock, at cost; 76,354,252 and 76,039,652 shares at March 31, 2014 and December 31, 2013, respectively	(3,119,180)	(3,098,241)

Total stockholders’ equity	5,096,288	4,833,479

Total liabilities and stockholders’ equity	$29,668,385	$29,714,689

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(in thousands except number of shares and per share amounts)

Revenues
Net earned premiums	$2,060,462	$1,850,448
Net investment income	168,058	165,985
Net realized gains on investments, excluding other-than-temporary impairment losses	19,751	13,038
Total other-than-temporary impairment losses	(29)	0
Portion of net loss recognized in other comprehensive income, before taxes	29	0

Net other-than-temporary impairment losses recognized in earnings	0	0
Amortization of deferred gain on disposal of businesses	3,660	4,092
Fees and other income	196,441	117,060

Total revenues	2,448,372	2,150,623

Benefits, losses and expenses
Policyholder benefits	1,008,032	857,361
Amortization of deferred acquisition costs and value of business acquired	344,782	382,789
Underwriting, general and administrative expenses	843,240	688,971
Interest expense	17,065	15,078

Total benefits, losses and expenses	2,213,119	1,944,199

Income before provision for income taxes	235,253	206,424
Provision for income taxes	98,008	88,644

Net income	$137,245	$117,780

Earnings Per Share
Basic	$1.88	$1.47
Diluted	$1.86	$1.46
Dividends per share	$0.25	$0.21

Share Data
Weighted average shares outstanding used in basic per share calculations	72,848,756	79,984,576
Plus: Dilutive securities	1,025,196	962,073

Weighted average shares used in diluted per share calculations	73,873,952	80,946,649

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$137,245	$117,780

Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(86,876) and $26,304, respectively	171,033	(50,112)
Change in other-than-temporary impairment gains, net of taxes of $(883) and $(1,402), respectively	1,640	2,605
Change in foreign currency translation, net of taxes of $3,341 and $2,564, respectively	(18,053)	(10,317)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,094) and $(2,934), respectively	2,031	5,450

Total other comprehensive income (loss)	156,651	(52,374)

Total comprehensive income	$293,896	$65,406

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2013 through March 31, 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2013	$1,482	$3,087,533	$4,415,875	$426,830	$(3,098,241)	$4,833,479
Stock plan exercises	4	(9,021)	0	0	0	(9,017)
Stock plan compensation expense	0	8,540	0	0	0	8,540
Change in tax benefit from share-based payment arrangements	0	8,509	0	0	0	8,509
Dividends	0	0	(18,180)	0	0	(18,180)
Acquisition of common stock	0	0	0	0	(20,939)	(20,939)
Net income	0	0	137,245	0	0	137,245
Other comprehensive income	0	0	0	156,651	0	156,651

Balance, March 31, 2014	$1,486	$3,095,561	$4,534,940	$583,481	$(3,119,180)	$5,096,288

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$127,178	$51,681

Investing activities
Sales of:
Fixed maturity securities available for sale	461,894	675,395
Equity securities available for sale	64,223	59,160
Other invested assets	22,764	11,496
Property and equipment and other	0	42
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	214,058	204,783
Commercial mortgage loans on real estate	50,498	37,662
Purchases of:
Fixed maturity securities available for sale	(791,994)	(976,579)
Equity securities available for sale	(48,822)	(42,363)
Commercial mortgage loans on real estate	(23,050)	(17,328)
Other invested assets	(7,959)	(22,510)
Property and equipment and other	(13,105)	(11,712)
Equity interest (1)	(20,950)	0
Change in short-term investments	(99,008)	63,414
Change in policy loans	1,105	(74)
Change in collateral held/pledged under securities agreements	(791)	103

Net cash used in investing activities	(191,137)	(18,511)

Financing activities
Issuance of debt	0	698,093
Repayment of debt	(467,330)	0
Change in tax benefit from share-based payment arrangements	8,509	(4,412)
Acquisition of common stock	(26,107)	(6,617)
Dividends paid	(18,180)	(16,789)
Payment of contingent obligations (2)	(31,871)	0
Change in obligation under securities agreements	791	(103)

Net cash (used in) provided by financing activities	(534,188)	670,172

Effect of exchange rate changes on cash and cash equivalents	(13,125)	(8,121)

Change in cash and cash equivalents	(611,272)	695,221
Cash and cash equivalents at beginning of period	1,717,184	909,404

Cash and cash equivalents at end of period	$1,105,912	$1,604,625

(1)	Relates to the purchase of equity interest in Iké Asistencia.
(2)	Relates to the delayed and contingent liability payments established at the time of acquisition of Lifestyle Services Group. Change in amount paid, in comparison to December 31, 2013 amount disclosed, is mainly due to foreign currency translation.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America, Latin America, Europe and other select worldwide markets.

The Company is traded on the New York Stock Exchange under the symbol AIZ.

Through its operating subsidiaries, the Company provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts, pre-funded funeral insurance, lender-placed homeowners insurance, property preservation services, renters insurance and related products, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance, and group life insurance.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.

The interim financial data as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

3. Recent Accounting Pronouncements

Adopted

On January 1, 2014, the Company adopted the new guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this guidance state that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this guidance would be where a net operating loss carryforward or similar tax loss or credit carryforward would not be available under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such a case, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this new presentation guidance did not impact the Company’s financial position or results of operations.

On January 1, 2014, the Company adopted the other expenses guidance that addresses how health insurers should recognize and classify in their statements of operations fees mandated by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The Company’s adoption of this guidance impacts the results of our Assurant Health and Assurant Employee Benefits segments. The estimated liability for the mandated fees and the corresponding deferred cost asset for calendar year 2014 is $24,000 and was recorded in accounts payable and other liabilities and in other assets, respectively, on the

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

consolidated balance sheets. During the first quarter, the Company recorded $6,000 of amortization expense related to these deferred costs in underwriting, general and administrative expenses in the consolidated statements of operations. These are estimated amounts and may be adjusted once the assessment is received from the federal government.

4. Acquisitions

On February 10, 2014, the Company made a previously disclosed payment of Mex$272,541 (U.S.D $20,950) for 40% of Iké Asistencia (“Iké”) Latin American operations. Iké is a services assistance business with operations in Mexico and other countries in Latin America. Following the February 10, 2014 payment, the Company owns 40% of the equity interests and outstanding shares of Iké and, under the terms of the agreements, will also have options to acquire the remaining interest in Iké over time.

On March 24, 2014, the Company made the required delayed payment of £3,000 ($4,951) and contingent payment of £16,313 ($26,920) to complete the previously disclosed October 25, 2013 acquisition of the Lifestyle Services Group. The contingent payment was made given the stipulated contractual renewal of a key client.

On April 16, 2014, the Company acquired Streetlinks, LLC from Novation Companies, Inc. for $60,000 in cash, plus a potential earnout payment based on future performance. The initial accounting for this acquisition is incomplete due to the timing of the acquisition date, thus the estimated range of outcomes for the contingent consideration and the total amount of other intangible assets and goodwill for Assurant Specialty Property is not yet available.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$306,258	$4,609	$(979)	$309,888	$0
States, municipalities and political subdivisions	776,375	70,609	(330)	846,654	0
Foreign governments	627,018	45,396	(4,916)	667,498	0
Asset-backed	4,250	1,844	(53)	6,041	1,719
Commercial mortgage-backed	54,711	2,384	0	57,095	0
Residential mortgage-backed	910,368	46,329	(7,136)	949,561	18,904
Corporate	7,901,097	873,430	(15,807)	8,758,720	22,557

Total fixed maturity securities	$10,580,077	$1,044,601	$(29,221)	$11,595,457	$43,180

Equity securities:
Common stocks	$17,292	$12,663	$(5)	$29,950	$0
Non-redeemable preferred stocks	388,037	47,763	(3,092)	432,708	0

Total equity securities	$405,329	$60,426	$(3,097)	$462,658	$0

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$408,378	$4,166	$(1,888)	$410,656	$0
States, municipalities and political subdivisions	774,233	63,543	(2,624)	835,152	0
Foreign governments	647,486	35,543	(7,608)	675,421	0
Asset-backed	4,320	1,910	(56)	6,174	1,773
Commercial mortgage-backed	57,594	2,850	(82)	60,362	0
Residential mortgage-backed	919,216	41,905	(13,217)	947,904	19,525
Corporate	7,709,083	684,776	(37,653)	8,356,206	19,359

Total fixed maturity securities	$10,520,310	$834,693	$(63,128)	$11,291,875	$40,657

Equity securities:
Common stocks	$17,890	$11,352	$(10)	$29,232	$0
Non-redeemable preferred stocks	399,645	38,880	(9,399)	429,126	0

Total equity securities	$417,535	$50,232	$(9,409)	$458,358	$0

(a)	Represents the amount of OTTI impairments recognized in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $240,364 and $234,640, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2014 and December 31, 2013, revenue bonds account for 52% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At March 31, 2014 and December 31, 2013, approximately 70%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of our foreign government securities as of March 31, 2014 or December 31, 2013.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,075,566 with an unrealized gain of $99,807 at March 31, 2014 and $1,082,129 with an unrealized gain of $78,126 at December 31, 2013. Approximately 22% and 25% of the corporate European exposure is held in the financial industry at March 31, 2014 and December 31, 2013, respectively. Our largest European country exposure represented approximately 5% and 6% of the fair value of our corporate securities as of March 31, 2014 and December 31, 2013, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at March 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$501,642	$507,178
Due after one year through five years	2,265,552	2,402,535
Due after five years through ten years	2,871,801	3,020,444
Due after ten years	3,971,753	4,652,603

Total	9,610,748	10,582,760
Asset-backed	4,250	6,041
Commercial mortgage-backed	54,711	57,095
Residential mortgage-backed	910,368	949,561

Total	$10,580,077	$11,595,457

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended March 31,
	2014	2013
Proceeds from sales	$552,999	$776,670
Gross realized gains	22,783	17,266
Gross realized losses	5,267	5,205

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended March 31,
	2014	2013

Net realized gains (losses) related to sales and other:
Fixed maturity securities	$15,190	$13,687
Equity securities	5,124	(387)
Other investments	(563)	(262)

Total net realized gains related to sales and other	19,751	13,038

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	0	0
Equity securities	0	0
Other investments	0	0

Total net realized losses related to other-than-temporary impairments	0	0

Total net realized gains	$19,751	$13,038

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

For the three months ended March 31, 2014, the Company recorded $29 of OTTI, all of which was related to non-credit factors and recorded as an unrealized loss component of accumulated other comprehensive income (“AOCI”). No OTTI was recorded for the three months ended March 31, 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2014	2013
Balance, January 1,	$45,278	$95,589

Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(482)	(352)

Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(495)	(578)

Balance, March 31,	$44,301	$94,659

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

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$56,353	$(741)	$3,146	$(238)	$59,499	$(979)
States, municipalities and political subdivisions	13,859	(330)	0	0	13,859	(330)
Foreign governments	173,938	(4,914)	98	(2)	174,036	(4,916)
Asset-backed	0	0	1,458	(53)	1,458	(53)
Residential mortgage-backed	253,103	(5,618)	50,136	(1,518)	303,239	(7,136)
Corporate	919,966	(13,798)	30,141	(2,009)	950,107	(15,807)

Total fixed maturity securities	$1,417,219	$(25,401)	$84,979	$(3,820)	$1,502,198	$(29,221)

Equity securities:
Common stock	$192	$(5)	$0	$0	$192	$(5)
Non-redeemable preferred stocks	51,762	(2,127)	12,635	(965)	64,397	(3,092)

Total equity securities	$51,954	$(2,132)	$12,635	$(965)	$64,589	$(3,097)

	December 31, 2013
	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$52,615	$(1,464)	$3,514	$(424)	$56,129	$(1,888)
States, municipalities and political subdivisions	30,145	(2,624)	0	0	30,145	(2,624)
Foreign governments	217,708	(7,596)	111	(12)	217,819	(7,608)
Asset-backed	0	0	1,442	(56)	1,442	(56)
Commercial mortgage-backed	5,036	(82)	0	0	5,036	(82)
Residential mortgage-backed	407,808	(11,667)	31,498	(1,550)	439,306	(13,217)
Corporate	1,412,611	(36,848)	19,291	(805)	1,431,902	(37,653)

Total fixed maturity securities	$2,125,923	$(60,281)	$55,856	$(2,847)	$2,181,779	$(63,128)

Equity securities:
Common stock	$187	$(10)	$0	$0	$187	$(10)
Non-redeemable preferred stocks	159,723	(8,200)	11,807	(1,199)	171,530	(9,399)

Total equity securities	$159,910	$(8,210)	$11,807	$(1,199)	$171,717	$(9,409)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent approximately 2% and 3% of the aggregate fair value of the related securities at March 31, 2014 and December 31, 2013, respectively. Approximately 85% and 94% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2014 and December 31, 2013, respectively. The total gross unrealized losses are comprised of 475 and 667 individual securities at March 31, 2014 and December 31, 2013, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at March 31, 2014 and December 31, 2013. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of March 31, 2014, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s residential mortgage-backed and corporate fixed maturity securities, and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the industrial sector. The industrial sector’s gross unrealized losses of twelve months or more were $1,575, or 78%, of the corporate fixed maturity securities total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of March 31, 2014, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of March 31, 2014, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At March 31, 2014, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans ranges in size from $9 to $15,480 at March 31, 2014 and from $9 to $15,574 at December 31, 2013.

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

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	March 31, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,115,888	88.4%	1.97
71 – 80%	77,969	6.2%	1.42
81 – 95%	51,943	4.1%	1.21
Greater than 95%	15,844	1.3%	0.87

Gross commercial mortgage loans	1,261,644	100%	1.89

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,257,162

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	December 31, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,143,200	88.5%	1.97
71 – 80%	73,603	5.7%	1.44
81 – 95%	58,752	4.6%	1.19
Greater than 95%	15,959	1.2%	0.87

Gross commercial mortgage loans	1,291,514	100%	1.89

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,287,032

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

As of March 31, 2014 and December 31, 2013, our collateral held under securities lending, of which its use is unrestricted, was $96,006 and $95,215, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,997 and $95,206, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. All securities are in an unrealized gain position as of March 31, 2014 and December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent consideration related to a business combination and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	March 31, 2014
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$309,888	$0		$309,888		$0
State, municipalities and political subdivisions	846,654	0		846,654		0
Foreign governments	667,498	889		649,736		16,873
Asset-backed	6,041	0		6,041		0
Commercial mortgage-backed	57,095	0		56,545		550
Residential mortgage-backed	949,561	0		949,561		0
Corporate	8,758,720	0		8,650,507		108,213
Equity securities:
Common stocks	29,950	29,266		684		0
Non-redeemable preferred stocks	432,708	0		426,994		5,714
Short-term investments	566,721	473,614	b	93,107	c	0
Collateral held/pledged under securities agreements	75,004	67,994	b	7,010	c	0
Other investments	250,358	59,884	a	187,414	c	3,060	d
Cash equivalents	631,496	625,581	b	5,915	c	0
Other assets	3,246	0		946	f	2,300	e
Assets held in separate accounts	1,862,977	1,677,124	a	185,853	c	0

Total financial assets	$15,447,917	$2,934,352		$12,376,855		$136,710

Financial Liabilities
Other liabilities	$82,997	$59,884	a	$68	f	$23,045	f
Liabilities related to separate accounts	1,862,977	1,677,124	a	185,853	c	0

Total financial liabilities	$1,945,974	$1,737,008		$185,921		$23,045

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	December 31, 2013
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$410,656	$0		$410,656		$0
State, municipalities and political subdivisions	835,152	0		812,495		22,657
Foreign governments	675,421	789		657,775		16,857
Asset-backed	6,174	0		6,174		0
Commercial mortgage-backed	60,362	0		59,764		598
Residential mortgage-backed	947,904	0		943,737		4,167
Corporate	8,356,206	0		8,240,862		115,344
Equity securities:
Common stocks	29,232	28,548		684		0
Non-redeemable preferred stocks	429,126	0		421,616		7,510
Short-term investments	470,458	273,518	b	196,940	c	0
Collateral held/pledged under securities agreements	74,212	67,202	b	7,010	c	0
Other investments	246,748	66,659	a	175,918	c	4,171	d
Cash equivalents	1,233,701	967,372	b	266,329	c	0
Other assets	3,726	0		1,235	f	2,491	e
Assets held in separate accounts	1,887,988	1,696,811	a	191,177	c	0

Total financial assets	$15,667,066	$3,100,899		$12,392,372		$173,795

Financial Liabilities
Other liabilities	$106,992	$54,794	a	$31,868	g	$20,330	f
Liabilities related to separate accounts	1,887,988	1,696,811	a	191,177	c	0

Total financial liabilities	$1,994,980	$1,751,605		$223,045		$20,330

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivaties (“CPI Caps”).
f.	Mainly includes other derivatives.
g.	Mainly includes contingent consideration liability related to a business combination.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

There were no transfers between Level 1 and Level 2 financial assets during either period. However, there were transfers between Level 2 and Level 3 financial assets during the periods, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur from changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. Any remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	$0	$0	$0	$0	$0	$(22,657)	$0
Foreign governments	16,857	(2)	18	0	0	0	0	16,873
Commercial mortgage-backed	598	0	(5)	0	(43)	0	0	550
Residential mortgage-backed	4,167	0	0	0	0	0	(4,167)	0
Corporate	115,344	98	3,206	0	(3,079)	0	(7,356)	108,213
Equity Securities
Non-redeemable preferred stocks	7,510	328	(294)	0	(1,830)	0	0	5,714
Other investments	4,171	(1,095)	4	0	(20)	0	0	3,060
Other assets	2,491	(191)	0	0	0	0	0	2,300
Financial Liabilities
Other liabilities	(20,330)	1,285	0	(4,000)	0	0	0	(23,045)

Total level 3 assets and liabilities	$153,465	$423	$2,929	$(4,000)	$(4,972)	$0	$(34,180)	$113,665

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds, the CPI Caps, and certain derivatives, the income valuation technique is generally used. For the periods ended March 31, 2014 and December 31, 2013, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of March 31, 2014 and December 31, 2013, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

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

Level 3 Securities

The Company’s investments classified as Level 3 as of March 31, 2014 and December 31, 2013 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $65,122 and $70,244 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of March 31, 2014 and December 31, 2013, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $66,543 and $97,219 were priced internally using independent and non-binding broker quotes as of March 31, 2014 and December 31, 2013, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Three Months Ended March 31, 2014 and 2013

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

The Company utilizes both the income and market valuation approaches to measure the fair value of its reporting units when required. Under the income approach, the Company determined the fair value of the reporting units considering distributable earnings, which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derived the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2014 earnings and price to estimated 2014 earnings, which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

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

Three Months Ended March 31, 2014 and 2013

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

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	March 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,257,162	$1,414,513	$0	$0	$1,414,513
Policy loans	50,475	50,475	50,475	0	0

Total financial assets	$1,307,637	$1,464,988	$50,475	$0	$1,414,513

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$790,665	$795,108	$0	$0	$795,108
Funds withheld under reinsurance	79,366	79,366	79,366	0	0
Debt	1,170,859	1,232,287	0	1,232,287	0
Obligations under securities agreements	95,997	95,997	95,997	0	0

Total financial liabilities	$2,136,887	$2,202,758	$175,363	$1,232,287	$795,108

	December 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,287,032	$1,444,974	$0	$0	$1,444,974
Policy loans	51,678	51,678	51,678	0	0

Total financial assets	$1,338,710	$1,496,652	$51,678	$0	$1,444,974

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$809,628	$808,734	$0	$0	$808,734
Funds withheld under reinsurance	76,778	76,778	76,778	0	0
Debt	1,638,118	1,656,588	0	1,656,588	0
Obligations under securities agreements	95,206	95,206	95,206	0	0

Total financial liabilities	$2,619,730	$2,637,306	$171,984	$1,656,588	$808,734

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Reinsurance Recoverables Credit Disclosures

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The A.M. Best ratings have not changed significantly since December 31, 2013.

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of March 31, 2014 is as follows:

Balance as of beginning-of-year	$10,820
Provision	0
Other additions	0
Direct write-downs charged against the allowance	0

Balance as of the end-of-period	$10,820

7. Debt

On March 28, 2013, the Company issued two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The Company received net proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses. The discount of $1,907 is being amortized over the life of the 2013 Senior Notes and is included as part of interest expense on the consolidated statements of operations. The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018 and was issued at a 0.18% discount. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023 and was issued at a 0.37% discount. Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture. The 2013 Senior Notes are registered under the Securities Act of 1933, as amended.

The interest expense incurred related to the 2013 Senior Notes was $5,744 for the three months ended March 31, 2014. There was $948 of accrued interest at March 31, 2014. The Company made an interest payment on the 2013 Senior Notes of $11,375 on March 15, 2014.

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

The interest expense incurred related to the 2004 Senior Notes was $11,321 and $15,078 for the three months ended March 31, 2014 and 2013, respectively. There was $4,008 and $7,523 of accrued interest at March 31, 2014 and 2013, respectively. The Company made interest payments of $30,094 on February 15, 2014 and 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $345,740 was available at March 31, 2014, due to $4,260 of outstanding letters of credit related to this program.

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

The Company did not use the commercial paper program during the three months ended March 31, 2014 and 2013 and there were no amounts outstanding relating to the commercial paper program at March 31, 2014 and December 31, 2013. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at March 31, 2014.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2014, the Company was in compliance with all covenants, minimum ratios and thresholds.

8. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended March 31, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive (loss) income before reclassifications	(18,053)	160,022	1,640	0	143,609
Amounts reclassified from accumulated other comprehensive income	0	11,011	0	2,031	13,042

Net current-period other comprehensive (loss) income	(18,053)	171,033	1,640	2,031	156,651

Balance at March 31, 2014	$(56,820)	$697,104	$28,067	$(84,870)	$583,481

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive (loss) income before reclassifications	(10,317)	(57,722)	2,605	6	(65,428)
Amounts reclassified from accumulated other comprehensive income	0	7,610	0	5,444	13,054

Net current-period other comprehensive (loss) income	(10,317)	(50,112)	2,605	5,450	(52,374)

Balance at March 31, 2013	$(3,435)	$931,767	$26,466	$(176,769)	$778,029

The following table summarizes the reclassifications out of accumulated other comprehensive income for the period ending March 31, 2014 and 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2014	2013
Unrealized gains on securities	$16,940	$11,707	Net realized gains on investments, excluding other-than-temporary impairment losses
	(5,929)	(4,097)	Provision for income taxes

	$11,011	$7,610	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(25)	$(50)	(1)
Amortization of net loss	3,150	8,425	(1)

	$3,125	$8,375	Total before tax
	(1,094)	(2,931)	Provision for income taxes

	$2,031	$5,444	Net of tax

Total reclassifications for the period	$13,042	$13,054	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 12 - Retirement and Other Employee Benefits for additional information.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

9. Stock Based Compensation

Long-Term Equity Incentive Plan

In May 2008, the Company’s shareholders approved the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), which authorized the granting of up to 3,400,000 new shares of the Company’s common stock to employees, officers and non-employee directors. In May 2010, the Company’s shareholders approved an amended and restated ALTEIP, increasing the number of shares of the Company’s common stock authorized for issuance to 5,300,000 new shares. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.

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

PSU Performance Goals. The Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. Payouts will be determined by measuring performance against the average performance of companies included in an insurance industry market index.

Since 2009, the Company has used the A.M. Best U.S. Insurance Index to measure its relative performance ranking. In 2014, A.M. Best stopped publishing this index. As of January 1, 2014, the Company is using the S&P Total Market Index to measure the Company’s performance for all new and outstanding PSU awards. Consistent with adjustments made to the A.M. Best U.S. Insurance Index, adjustments will be made to the S&P Total Market Index to exclude companies with revenues of less than $1,000,000 or that are not in the insurance or managed healthcare Global Industry Classification Standard codes. In addition, companies within the Company’s compensation peer group, but not otherwise in the S&P Total Market Index, will be included. The adjusted S&P Total Market Index is substantially similar in composition to the previous A.M. Best U.S. Insurance Index.

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 288,806 and 431,908 for the three months ended March 31, 2014 and 2013, respectively. The compensation expense recorded related to RSUs was $4,829 and $5,552 for the three months ended March 31, 2014 and 2013, respectively. The related total income tax benefit was $1,685 and $1,932 for the three months ended March 31, 2014 and 2013, respectively. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2014 and 2013 was $65.05 and $43.74, respectively.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

As of March 31, 2014, there was $28,054 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.49 years. The total fair value of RSUs vested during the three months ended March 31, 2014 and 2013 was $28,208 and $17,672, respectively.

Performance Share Units

PSUs granted to employees were 381,111 and 408,808 for the three months ended March 31, 2014 and 2013, respectively. The compensation expense recorded related to PSUs was $3,453 and $1,942 for the three months ended March 31, 2014 and 2013, respectively. The related total income tax benefit was $1,202 and $668 for the three months ended March 31, 2014 and 2013, respectively. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2014 and 2013 was $64.93 and $44.22, respectively.

As of March 31, 2014, there was $36,122 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.24 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2014 and 2013 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the three months ended March 31, 2014 and 2013 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. Eligible employees can purchase shares at a 10% discount applied to the lower of the closing price of the common stock on the first or last day of the offering period.

In January 2014, the Company issued 75,709 shares at a discounted price of $46.36 for the offering period of July 1, 2013 through December 31, 2013. In January 2013, the Company issued 107,535 shares at a discounted price of $31.23 for the offering period of July 1, 2012 through December 31, 2012.

The compensation expense recorded related to the ESPP was $292 and $249 for the three months ended March 31, 2014 and 2013, respectively.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2014	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs

January	314,600	$66.56	314,600
February	0	0.00	0
March	0	0.00	0

Total	314,600	$66.56	314,600

On November 18, 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the total repurchase authorization $752,436 as of that date.

As of December 31, 2013, there was $704,874 remaining under the total repurchase authorization. During the three months ended March 31, 2014, the Company repurchased 314,600 shares of the Company’s outstanding common stock at a cost of $20,933, exclusive of commissions, leaving $683,941 remaining under the total repurchase authorization at March 31, 2014.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended March 31,
	2014	2013

Numerator

Net income	$137,245	$117,780
Deduct dividends paid	(18,180)	(16,789)

Undistributed earnings	$119,065	$100,991

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	72,848,756	79,984,576

Incremental common shares from:
SARs	851	73,515
PSUs	1,024,345	876,082
ESPPs	0	12,476

Weighted average shares used in diluted earnings per share calculations	73,873,952	80,946,649

Earnings per common share - Basic
Distributed earnings	$0.25	$0.21
Undistributed earnings	1.63	1.26

Net income	$1.88	$1.47

Earnings per common share - Diluted
Distributed earnings	$0.25	$0.21
Undistributed earnings	1.61	1.25

Net income	$1.86	$1.46

There were no anti-dilutive SARs outstanding that were not included in the computation of diluted EPS under the treasury stock method during the three months ended March 31, 2014 and 2013.

Average PSUs totaling 81,762 for the three months ended March 31, 2013 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding for the three months ended March 31, 2014.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2014 and 2013 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013

Service cost	$8,200	$9,300	$1,000	$1,150	$600	$850

Interest cost	9,150	7,575	1,500	1,200	975	825

Expected return on plan assets	(12,350)	(11,075)	0	0	(775)	(700)

Amortization of prior service cost	0	0	200	175	(225)	(225)

Amortization of net loss (gain)	2,275	6,825	925	1,600	(50)	0

Net periodic benefit cost	$7,275	$12,625	$3,625	$4,125	$525	$750

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $6,222 and over-funded by $18,078 (based on the fair value of Plan assets compared to the projected benefit obligation) at March 31, 2014 and December 31, 2013, respectively. This equates to a 99% and 102% funded status at March 31, 2014 and December 31, 2013, respectively. The change in funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation. During the first three months of 2014, $7,500 in cash was contributed to the Plan. Additional cash, up to $22,500, is expected to be contributed to the Plan over the remainder of 2014.

13. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance, renters insurance and related products, property preservation services and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$752,667	$623,372	$422,764	$261,659	$0	$2,060,462
Net investment income	94,685	27,875	8,861	31,395	5,242	168,058

Net realized gains on investments	0	0	0	0	19,751	19,751
Amortization of deferred gain on disposal of businesses	0	0	0	0	3,660	3,660
Fees and other income	141,354	40,759	8,211	6,034	83	196,441

Total revenues	988,706	692,006	439,836	299,088	28,736	2,448,372

Benefits, losses and expenses

Policyholder benefits	255,963	263,118	310,773	178,178	0	1,008,032
Amortization of deferred acquisition costs and value of business acquired	262,896	74,019	172	7,695	0	344,782
Underwriting, general and administrative expenses	395,400	207,451	121,232	91,237	27,920	843,240
Interest expense	0	0	0	0	17,065	17,065

Total benefits, losses and expenses	914,259	544,588	432,177	277,110	44,985	2,213,119

Segment income (loss) before provision for income tax	74,447	147,418	7,659	21,978	(16,249)	235,253

Provision for income taxes	24,978	49,677	14,728	8,063	562	98,008

Segment income (loss) after tax	$49,469	$97,741	$(7,069)	$13,915	$(16,811)

Net income						$137,245

	As of March 31, 2014
Segment Assets:
Segment assets, excluding goodwill	$13,704,164	$3,844,746	$965,509	$2,308,825	$8,059,688	$28,882,932

Goodwill						785,453

Total assets						$29,668,385

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

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

	As of December 31, 2013
Segment Assets:
Segment assets, excluding goodwill	$13,321,648	$3,858,314	$884,077	$2,298,698	$8,567,391	$28,930,128

Goodwill						784,561

Total assets						$29,714,689

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except number of shares and per share amounts)

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $17,447 and $17,343 of letters of credit outstanding as of March 31, 2014 and December 31, 2013, respectively.

As previously disclosed, during the first quarter of 2013, the Company and two of its wholly owned subsidiaries in the Assurant Specialty Property segment, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York. The Company also continues to respond to and cooperate with other regulators regarding its lender-placed insurance business.

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

We have participated and may participate in settlements on terms that we consider reasonable given the strength of our defenses. However, the possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty. Consequently, no estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.

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

15. Income Taxes

During the three months ended March 31, 2014 and 2013, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $5,749 and $10,205, respectively, of income tax expense in the Assurant Health segment, which increased the consolidated effective tax rate by 244 and 490 basis points, respectively.

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

Three Months Ended March 31, 2014 and 2013

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

As of March 31, 2014 and 2013, the Company had not ceded any losses to Ibis Re II.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to the Series 2012-1 Notes and Series 2013-1 Notes, the credit risk is mitigated by reinsurance trust accounts for each tranche within each Series. The reinsurance trust accounts have been funded by Ibis Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAA by Standard & Poor’s.

As a result of an evaluation of the reinsurance agreements with Ibis Re II, the Company concluded that Ibis Re II is a variable interest entity (“VIE”). However, while Ibis Re II is a VIE, the Company concluded that it does not have a significant variable interest in Ibis Re II as the variability in results, caused by the reinsurance agreements, is expected to be absorbed entirely by the bondholders and the Company is not entitled to any residual amounts. Accordingly, the Company is not the primary beneficiary of Ibis Re II and does not consolidate the entities in the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except number of shares and per-share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of March 31, 2014, compared with December 31, 2013, and our results of operations for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2014 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2013 Annual Report on Form 10-K, First Quarter 2014 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

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

For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2013 Annual Report on Form 10-K.

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

The following discussion relates to the three months ended March 31, 2014 (“First Quarter 2014”) and the three months ended March 31, 2013 (“First Quarter 2013”).

Executive Summary

Consolidated net income increased 17% to $137,245 in First Quarter 2014, compared with $117,780 of net income for First Quarter 2013. The increase was primarily due to improved results in our Assurant Solutions and Assurant Employee Benefits segments.

Assurant Solutions net income increased $14,562, or 42%, to $49,469 for First Quarter 2014 from $34,907 for First Quarter 2013. The increase was primarily due to improved mobile results, reflecting continued growth in covered mobile devices, additional profit from short-term client marketing programs implemented in First Quarter 2014 and favorable loss experience. In addition, prior expense reduction actions contributed to the increase.

First Quarter 2014 net earned premiums increased 9% and fees increased 79% compared with First Quarter 2013 due to the market success of our mobile protection programs and contributions from the Lifestyles Service Group (“LSG”) acquisition during the fourth quarter of 2013. We also benefited from modest growth in Latin America despite foreign exchange volatility.

Overall, we expect Assurant Solutions’ net earned premiums and fees to increase compared to 2013, primarily driven by growth in mobile. The timing of new mobile device introductions, client marketing programs and seasonal trends in mobile will cause quarterly results to vary.

At Assurant Specialty Property, net income increased 4%, to $97,741 for First Quarter 2014 from $94,244 for First Quarter 2013. First Quarter 2014 results include $5,093 (after-tax) of reportable catastrophe losses, compared to $10,013 (after-tax) in First Quarter 2013. In addition, First Quarter 2013 results included a $14,000 regulatory settlement. Absent these items, First Quarter 2014 results decreased compared with First Quarter 2013, primarily due to higher non-catastrophe losses from harsh winter weather in a large part of the country.

Net earned premiums and fees increased in First Quarter 2014 compared with First Quarter 2013 mainly attributable to continued growth in our lender-placed insurance and multi-family housing businesses. Lender-placed insurance premiums benefited from the previously disclosed discontinuation of a quota share reinsurance agreement and loan portfolio additions in 2013. Our placement rate in First Quarter 2014 declined to 2.74% compared with 2.89% in First Quarter 2013.

Overall, we expect Assurant Specialty Property’s net earned premiums and fees to remain level with 2013. We expect growth in targeted areas, including contributions from the recently announced acquisition of StreetLinks, LLC, to be partially offset by declines in lender-placed insurance. We expect overall results to continue to be affected by catastrophe losses and lower placement and premium rates in lender-placed insurance. In addition, as previously discussed, one of our clients informed us of a possible transfer of loans to another carrier, which could reduce profitability. Discussions with this client are continuing.

We expect our expense ratio to increase, primarily reflecting a higher mix of fee income business and additional operating costs to support our lender-placed insurance business. We also expect our non-catastrophe loss ratio to increase due to higher claims frequency and lower premium rates.

Assurant Health First Quarter 2014 results declined to $(7,069) from $(5,343) for First Quarter 2013, reflecting the continued negative impact of the Affordable Care Act. Less favorable loss experience on individual major medical policies and higher sales commissions paid on newly issued policies drove the decline. In addition, First Quarter 2014 included a $5,749 tax liability increase related to a change in estimated compensation expenses that are non-deductible under the Affordable Care Act, compared to a tax liability increase of $10,205 in First Quarter 2013.

The First Quarter 2014 loss ratio was 73.5 percent, an increase of 90 basis points from First Quarter 2013. This increase reflects very early claim submissions on policies sold during the open enrollment period, partially offset by an estimated contribution from the risk mitigation programs under the Affordable Care Act that went into effect on January 1, 2014. Based on our current assumptions, we expect risk-mitigation program benefits to increase during the year, but our estimates may change materially as experience develops.

First Quarter 2014 sales increased $274,390 from First Quarter 2013 to $411,574 primarily attributable to the Affordable Care Act’s open enrollment period that ended March 31, 2014. The demographic mix of sales during this period, including the age distribution, was consistent with our pricing assumptions.

We expect Assurant Health’s full year 2014 net earned premiums and fees to increase compared to 2013 due to sales of new individual major medical policies under the Affordable Care Act. We expect overall results to vary based on emerging claims experience under the Affordable Care Act and related risk mitigation programs and we anticipate our effective tax rate to remain very high due to higher non-deductible compensation expenses.

At Assurant Employee Benefits, net income increased $7,832, or 129%, to $13,915 for First Quarter 2014 from $6,083 for First Quarter 2013. The increase is primarily attributable to favorable life and dental loss experience. First Quarter 2014 includes $1,764 (after-tax) of additional investment income from real estate joint venture partnerships compared to First Quarter 2013. First Quarter 2014 results also benefited from an increase in the reserve discount rate for new long-term disability claims.

Voluntary sales and net earned premiums increased 40% and 11% respectively, compared to First Quarter 2013, reflecting our strategic focus on key brokers. In addition, we are preparing to participate on several private exchanges related to the Affordable Care Act. While we do not expect these exchanges to be a material source of near-term sales, they will further expand our distribution.

We expect Assurant Employee Benefits’ full year 2014 net earned premiums and fees to increase compared to 2013 due to growth in voluntary products. We also expect continued expense reduction actions will offset higher expenditures to support growth in our voluntary business. We continue to expect results to be affected by employment trends and capital market conditions.

Critical Factors Affecting Results and Liquidity

Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2013 Annual Report on Form 10-K.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.

For the three months ended March 31, 2014, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $114,053; net cash used in investing activities totaled $191,137 and net cash used in financing activities totaled $534,188. We had $1,105,912 in cash and cash equivalents as of March 31, 2014. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2013 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2013 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for First Quarter 2014.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Net earned premiums	$2,060,462	$1,850,448
Net investment income	168,058	165,985
Net realized gains on investments	19,751	13,038
Amortization of deferred gain on disposal of businesses	3,660	4,092
Fees and other income	196,441	117,060

Total revenues	2,448,372	2,150,623

Benefits, losses and expenses:
Policyholder benefits	1,008,032	857,361
Selling, underwriting and general expenses (1)	1,188,022	1,071,760
Interest expense	17,065	15,078

Total benefits, losses and expenses	2,213,119	1,944,199

Income before provision for income taxes	235,253	206,424
Provision for income taxes	98,008	88,644

Net income	$137,245	$117,780

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for First Quarter 2014 and First Quarter 2013. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Income

Net income increased $19,465 or 17%, to $137,245 in First Quarter 2014, compared with $117,780 of net income for First Quarter 2013. The increase was primarily due to improved net income of $14,562 and $7,832 in our Assurant Solutions and Assurant Employee Benefits segments, respectively.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Net earned premiums	$752,667	$689,500
Net investment income	94,685	95,229
Fees and other income	141,354	79,112

Total revenues	988,706	863,841

Benefits, losses and expenses:
Policyholder benefits	255,963	211,737
Selling, underwriting and general expenses	658,296	599,610

Total benefits, losses and expenses	914,259	811,347

Segment income before provision for income taxes	74,447	52,494
Provision for income taxes	24,978	17,587

Segment net income	$49,469	$34,907

Net earned premiums:
Domestic:
Credit	$42,958	$41,732
Service contracts	374,828	337,135
Other (1)	13,376	20,541

Total Domestic	431,162	399,408

International:
Credit	83,937	96,778
Service contracts	213,854	168,172
Other (1)	7,735	7,608

Total International	305,526	272,558

Preneed	15,979	17,534

Total	$752,667	$689,500

Fees and other income:
Domestic:
Debt protection	$7,184	$6,496
Service contracts	87,823	33,420
Other (1)	3,105	2,687

Total Domestic	98,112	42,603

International	18,200	8,427
Preneed	25,042	28,082

Total	$141,354	$79,112

Gross written premiums (2):
Domestic:
Credit	$88,994	$89,674
Service contracts	644,079	440,322
Other (1)	21,478	27,958

Total Domestic	754,551	557,954

International:
Credit	228,367	242,547
Service contracts	221,378	176,592
Other (1)	12,908	11,564

Total International	462,653	430,703

Total	$1,217,204	$988,657

Preneed (face sales)	$241,704	$229,478

Combined ratios (3):
Domestic	93.7%	96.9%
International	101.7%	102.3%

(1)	This includes emerging products and run-off products lines.

(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Income

Segment net income increased $14,562, or 42%, to $49,469 for First Quarter 2014 from $34,907 for First Quarter 2013. The increase was primarily driven by improved results in our domestic mobile business due to additional profit generated from client marketing programs and favorable loss experience. In addition, prior expense management actions contributed to the increase.

Total Revenues

Total revenues increased $124,865, or 14%, to $988,706 for First Quarter 2014 from $863,841 for First Quarter 2013. Domestic service contract net earned premiums and fees increased primarily due to growth in subscribers in our mobile services business. International net earned premiums and fees increased mainly due to service contract growth in Europe attributable to the LSG acquisition during the fourth quarter of 2013.

Gross written premiums increased $228,547, or 23%, to $1,217,204 for First Quarter 2014 from $988,657 for First Quarter 2013. Gross written premiums from our domestic service contract business increased $203,757 driven by growth in mobile subscribers. Gross written premiums from our international service contract business increased $44,786 due to growth in Europe attributable to the LSG acquisition and in Latin America from new and existing clients. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates, primarily in Latin America.

Preneed face sales increased $12,226, or 5%, to $241,704 for First Quarter 2014 from $229,478 for First Quarter 2013. This increase was mostly attributable to growth from our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America. This exclusive distribution partnership is effective through September 29, 2014.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $102,912, or 13%, to $914,259 for First Quarter 2014 from $811,347 for First Quarter 2013. Policyholder benefits increased $44,226 primarily related to the LSG acquisition. Selling, underwriting and general expenses increased $58,686. The increase is primarily related to growth in our domestic mobile business and the LSG acquisition.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Net earned premiums	$623,372	$529,799
Net investment income	27,875	25,762
Fees and other income	40,759	26,187

Total revenues	692,006	581,748

Benefits, losses and expenses:
Policyholder benefits	263,118	186,723
Selling, underwriting and general expenses	281,470	245,279

Total benefits, losses and expenses	544,588	432,002

Segment income before provision for income taxes	147,418	149,746
Provision for income taxes	49,677	55,502

Segment net income	$97,741	$94,244

Net earned premiums:
Homeowners (lender-placed and voluntary)	$438,949	$362,477
Manufactured housing (lender-placed and voluntary)	58,711	54,453
Other (1)	125,712	112,869

Total	$623,372	$529,799

Ratios:
Loss ratio (2)	42.2%	35.2%
Expense ratio (3)	42.4%	44.1%
Combined ratio (4)	82.0%	77.7%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

As previously disclosed, on March 21, 2013, the Company and two of its wholly owned subsidiaries, ASIC and ABIC, reached an agreement with the NYDFS regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed their new lender-placed program and new rates in New York. Proposed changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $29,000 and $20,000 of Assurant Specialty Property’s net earned premiums for First Quarter 2014 and First Quarter 2013, respectively.

On October 7, 2013, the Company reached an agreement with the Florida Office of Insurance Regulation to file for a 10% reduction in lender-placed hazard insurance rates in Florida. The rates have been filed and approved, and are effective for new and renewing policies starting in First Quarter 2014. As part of the agreement, ASIC will eliminate commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. These new lender-placed practices will take effect one year following the agreement. ASIC recorded approximately $115,000 and $133,000 of direct earned premiums in Florida for First Quarter 2014 and First Quarter 2013, respectively, for the type of policies that are subject to the rate reduction.

At the federal level, in early 2013, the Consumer Financial Protection Bureau published mortgage servicing guidelines that incorporate certain requirements mandated by the Dodd-Frank Act. In addition, the Federal Housing Finance Agency (“FHFA”) issued new mortgage servicer guidelines, which will be effective in June 2014, that will eliminate lender-placed insurance-related commissions and client quota share arrangements on properties securing government-sponsored entity loans. At the directive of the FHFA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation each issued bulletins in December 2013 implementing these mortgage servicer guidelines.

Lender-placed insurance products accounted for 73% and 71% of net earned premiums for First Quarter 2014 and First Quarter 2013, respectively. The approximate corresponding contributions to the segment net income in these periods were 78% and 83%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Income

Segment net income increased $3,497, or 4%, to $97,741 for First Quarter 2014 from $94,244 for First Quarter 2013. The increase is primarily due to an increase in lender-placed homeowners insurance net earned premiums. First Quarter 2014 results include $5,093 (after-tax) in reportable catastrophe losses, compared to $10,013 (after-tax) of reportable catastrophe losses in First Quarter 2013. In addition, First Quarter 2013 included a $14,000 (non-tax deductible) regulatory settlement. Absent these items, First Quarter 2014 net income decreased due to higher non-catastrophe losses related to severe winter weather and higher claims frequency.

Total Revenues

Total revenues increased $110,258, or 19%, to $692,006 for First Quarter 2014 from $581,748 for First Quarter 2013. Growth in lender-placed homeowners and multi-family housing net earned premiums and property preservation fee income related to the September 30, 2013 acquisition of Field Asset Services were the main drivers of the increase. Growth in lender-placed homeowners revenues is primarily due to the discontinuation of a client quota-share reinsurance agreement and lender-placed loan portfolios added in 2013.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $112,586, or 26%, to $544,588 for First Quarter 2014 from $432,002 for First Quarter 2013. The loss ratio increased due to an unfavorable non-catastrophe loss ratio resulting from severe winter weather and premium rate decreases, partially offset by a decrease in reportable catastrophes. First Quarter 2014 had reportable catastrophe losses of $7,836 compared to $15,405 in First Quarter 2013. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio decreased in First Quarter 2014 compared with First Quarter 2013, primarily due to a $14,000 (non-tax deductible) regulatory settlement with the NYDFS in First Quarter 2013.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Net earned premiums	$422,764	$379,209
Net investment income	8,861	9,347
Fees and other income	8,211	6,076

Total revenues	439,836	394,632

Benefits, losses and expenses:
Policyholder benefits	310,773	275,495
Selling, underwriting and general expenses	121,404	104,669

Total benefits, losses and expenses	432,177	380,164

Segment income before provision for income taxes	7,659	14,468
Provision for income taxes	14,728	19,811

Segment net loss	$(7,069)	$(5,343)

Net earned premiums:
Individual	$320,192	$281,606
Small employer group	102,572	97,603

Total	$422,764	$379,209

Insured lives by product line:
Individual	783	679
Small employer group	121	107

Total	904	786

Ratios:
Loss ratio (1)	73.5%	72.6%
Expense ratio (2)	28.2%	27.2%
Combined ratio (3)	100.3%	98.7%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Most provisions of the Affordable Care Act have now taken effect. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors - Risk related to our industry - Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable” in our 2013 Annual Report on Form 10-K.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Loss

Segment net loss increased $1,726, or 32%, to $(7,069) for First Quarter 2014 from $(5,343) for First Quarter 2013. The increase was primarily attributable to higher commissions on new sales and less favorable loss experience, partially offset by accruals under the Affordable Care Act risk mitigation programs effective January 1, 2014. First Quarter 2014 results include a $5,749 tax liability increase in connection with the Affordable Care Act due to a change in estimated non-deductible compensation expense, compared to a $10,205 tax liability increase in First Quarter 2013.

Total Revenues

Total revenues increased $45,204, or 11%, to $439,836 for First Quarter 2014 from $394,632 for First Quarter 2013. Net earned premiums from our individual medical business increased $38,586, or 14%, due to strong sales of major medical, affordable choice and supplemental products last year. Net earned premiums from our small employer group business increased $4,969, or 5%, due to strong sales last year and premium rate increases.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $52,013, or 14%, to $432,177 for First Quarter 2014 from $380,164 for First Quarter 2013. Policyholder benefits increased $35,278, or 13%, while the benefit loss ratio increased to 73.5% from 72.6%. The increase in policyholder benefits was primarily attributable to less favorable loss experience on individual major medical policies. Selling, underwriting and general expenses increased $16,735, or 16%, primarily due to higher commissions on new sales and $4,654 related to the annual fee on health insurers mandated by the Affordable Care Act effective January 1, 2014.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Net earned premiums	$261,659	$251,940
Net investment income	31,395	30,138
Fees and other income	6,034	5,629

Total revenues	299,088	287,707

Benefits, losses and expenses:
Policyholder benefits	178,178	183,406
Selling, underwriting and general expenses	98,932	95,112

Total benefits, losses and expenses	277,110	278,518

Segment income before provision for income taxes	21,978	9,189
Provision for income taxes	8,063	3,106

Segment net income	$13,915	$6,083

Net earned premiums:
Group dental	$97,772	$96,034
Group disability	102,511	100,186
Group life	49,946	47,629
Group supplemental and vision products	11,430	8,091

Total	$261,659	$251,940
Voluntary	107,690	96,918
Employer-paid and other	153,969	155,022

Total	$261,659	$251,940

Ratios:
Loss ratio (1)	68.1%	72.8%
Expense ratio (2)	37.0%	36.9%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Income

Segment net income increased $7,832, or 129%, to $13,915 for First Quarter 2014 from $6,083 for First Quarter 2013. The increase is primarily attributable to favorable life and dental loss experience. First Quarter 2014 includes $1,764 (after-tax) of additional investment income from real estate joint venture partnerships compared to First Quarter 2013. Additionally, during First Quarter 2014 the reserve discount rate for new long-term disability claims was increased.

Total Revenues

Total revenues increased $11,381, or 4%, to $299,088 for First Quarter 2014 from $287,707 for First Quarter 2013. First Quarter 2014 net earned premiums increased $9,719, or 4%. The increase in net earned premiums was driven by voluntary products which increased $10,772, or 11%, partially offset by declines in employer-paid products. Net investment income increased $1,257, or 4%, driven by increased investment income from real estate joint venture partnerships, mentioned above, partially offset by lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $1,408, or 1%, to $277,110 for First Quarter 2014 from $278,518 for First Quarter 2013, while the loss ratio decreased to 68.1% from 72.8%. These decreases were primarily driven by favorable life and dental loss experience. Disability results include an increase in the reserve discount rate for new long-term disability claims. Selling, underwriting and general expenses increased $3,820 to $98,932 for First Quarter 2014 from $95,112 for First Quarter 2013. First Quarter 2014 includes $1,346 related to the annual fee on health insurers mandated by the Affordable Care Act effective January 1, 2014.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Net investment income	$5,242	$5,509
Net realized gains on investments	19,751	13,038
Amortization of deferred gain on disposal of businesses	3,660	4,092
Fees and other income	83	56

Total revenues	28,736	22,695

Benefits, losses and expenses:
Selling, underwriting and general expenses	27,920	27,090
Interest expense	17,065	15,078

Total benefits, losses and expenses	44,985	42,168

Segment loss before provision (benefit) for income taxes	(16,249)	(19,473)
Provision (benefit) for income taxes	562	(7,362)

Segment net loss	$(16,811)	$(12,111)

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Loss

Segment net loss increased $4,700, or 39%, to $16,811 for First Quarter 2014 compared with $12,111 for First Quarter 2013. The increase is primarily attributable to higher tax liabilities, including a periodic adjustment to conform the First Quarter 2014 effective tax rate to an estimated annualized effective tax rate for the Company.

Total Revenues

Total revenues increased $6,041, or 27%, to $28,736 for First Quarter 2014 compared with $22,695 for First Quarter 2013. The increase in revenues is mainly due to increased net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses increased $2,817, or 7%, to $44,985 for First Quarter 2014 compared with $42,168 for First Quarter 2013. This increase is mainly due to increased interest expense due to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000. On February 18, 2014, the Company repaid senior notes with an aggregate principal amount of $500,000 at maturity.

Investments

The Company had total investments of $14,617,767 and $14,244,015 as of March 31, 2014 and December 31, 2013, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2014		December 31, 2013
Aaa / Aa / A	$7,391,185	63.7%	$7,214,256	63.9%
Baa	3,432,980	29.6%	3,316,035	29.4%
Ba	541,504	4.7%	523,175	4.6%
B and lower	229,788	2.0%	238,409	2.1%

Total	$11,595,457	100.0%	$11,291,875	100.0%

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2014	2013
Fixed maturity securities	$130,445	$134,328
Equity securities	6,634	6,887
Commercial mortgage loans on real estate	18,447	19,337
Policy loans	715	993
Short-term investments	564	441
Other investments	13,940	6,099
Cash and cash equivalents	3,905	3,916

Total investment income	174,650	172,001
Investment expenses	(6,592)	(6,016)

Net investment income	$168,058	$165,985

Net investment income increased $2,073, or 1.2%, to $168,058 for First Quarter 2014 compared with $165,985 for First Quarter 2013. The increase was primarily related to $6,953 in additional investment income from real estate joint venture partnerships. Excluding the investment income from real estate joint venture partnerships, net investment income decreased $4,880, primarily reflecting lower investment yields.

As of March 31, 2014, the Company owned $205,114 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $193,112 of municipal securities, with a credit rating of A+ both with and without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At March 31, 2014, approximately 3.0% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.3% of the total fixed income portfolio and 1.8% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 12.2% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of March 31, 2014 and December 31, 2013, our collateral held under securities lending, of which its use is unrestricted, was $96,006 and $95,215, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,997 and $95,206, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain and is included as part of AOCI. All securities are in an unrealized gain position as of March 31, 2014 and December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

Liquidity and Capital Resources

Regulatory Requirements

Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” in our 2013 Annual Report on Form 10-K. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On November 18, 2013, A.M. Best affirmed the financial strength ratings of Assurant’s businesses with a stable outlook. At that time, A.M. Best also affirmed Assurant’s debt rating of bbb and revised the outlook from stable to positive. On March 12, 2013, Moody’s Investor Services (“Moody’s”) downgraded the insurance financial strength ratings of two of Assurant’s rated life and health subsidiaries from A3 to Baa1 due to pressures on earnings and concerns about the impact of the Affordable Care Act. Moody’s outlook on these two subsidiaries remains negative. On June 24, 2013, Standard and Poor’s (“S&P”) upgraded the Senior Debt rating of Assurant, Inc. from BBB to BBB+ and revised the outlook on the rating from positive to stable. In addition, S&P upgraded the financial strength ratings of American Security Insurance Company, American Bankers Insurance Company of Florida, American Bankers Life Assurance Company of Florida and American Memorial Life from A- to A and revised the outlook on the ratings from positive to stable. The upgrades cited Assurant’s strong earnings capability based on its well-diversified competitive position and very strong capital adequacy, as well as the Company’s strong financial flexibility supported by its strong leverage and coverage metrics. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2013 Annual Report on Form 10-K. For 2014, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $484,000.

Liquidity

As of March 31, 2014, we had $537,424 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $733,031, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $537,424 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Infusions, net of dividends or returns of capital, made to the subsidiaries from the holding company were $7,200 for First Quarter 2014. In 2013, dividends, net of infusions, made to the holding company from its operating companies were $607,295. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $39,119 and $472,308 during First Quarter 2014 and the year ended December 31, 2013, respectively. We expect 2014 net dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.

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

We paid dividends of $0.25 per common share on March 10, 2014 to stockholders of record as of February 24, 2014. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

On November 18, 2013, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2013, there was $704,874 remaining under the total repurchase authorization. During the three months ended March 31, 2014, we repurchased 314,600 shares of our outstanding common stock at a cost of $20,933, exclusive of commissions. As of March 31, 2014, $683,941 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $6,222 and over-funded by $18,078 (based on the fair value of Plan assets compared to the projected benefit obligation) at March 31, 2014 and December 31, 2013, respectively. This equates to a 99% and 102% funded status at March 31, 2014 and December 31, 2013, respectively. The change in funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During First Quarter 2014, we contributed $7,500 in cash to the Plan. Additional cash, up to $22,500, is expected to be contributed to the Plan over the remainder of 2014.

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

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $345,740 was available at March 31, 2014, due to $4,260 of outstanding letters of credit related to this program.

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

We did not use the commercial paper program during the three months ended March 31, 2014 or 2013, and there were no amounts outstanding relating to the commercial paper program at March 31, 2014 and December 31, 2013. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at March 31, 2014.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2014, we were in compliance with all covenants, minimum ratios, and thresholds.

Senior Notes

On March 28, 2013, we issued two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023.

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

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $11,321 and $15,078 for the three months ended March 31, 2014 and 2013, respectively. There was $4,008 and $7,523 of accrued interest at March 31, 2014 and 2013, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. Interest expense incurred related to the 2013 Senior Notes was $5,744 for the three months ended March 31, 2014. There was $948 of accrued interest at March 31, 2014. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2014	2013
Operating activities (1)	$114,053	$43,560
Investing activities	(191,137)	(18,511)
Financing activities	(534,188)	670,172

Net change in cash	$(611,272)	$695,221

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $114,053 and $43,560 for First Quarter 2014 and First Quarter 2013, respectively. The increase in cash provided by operating activities was primarily due to increased net written premiums in our Assurant Solutions segment.

Net cash used in investing activities was $191,137 and $18,511 for First Quarter 2014 and First Quarter 2013, respectively. The increase in cash used in investing activities was primarily due to the change in short-term investments and a purchase of equity interest in Iké Asistencia.

Net cash (used in) provided by financing activities was $(534,188) and $670,172 for First Quarter 2014 and First Quarter 2013, respectively. The cash used in financing activities during First Quarter 2014 was primarily due to the repayment of $467,330 of senior debt, which represents $500,000 in principal less amounts repurchased in 2013, and the payment of a contingent liability related to the acquisition of LSG. The cash provided by financing activities during First Quarter 2013 was primarily due to the issuance of two series of senior notes. The Company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Interest paid on debt	$41,469	$30,094
Common stock dividends	18,180	16,789

Total	$59,649	$46,883

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $17,447 and $17,343 of letters of credit outstanding as of March 31, 2014 and December 31, 2013.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2013 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended March 31, 2014, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2013 Annual Report on Form 10-K. There have been no material changes during First Quarter 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2014	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	314,600	$66.56	314,600	$683,941
February 1-28	0	0.00	0	683,941
March 1-31	0	0.00	0	683,941

Total	314,600	$66.56	314,600	$683,941

(1)	Shares repurchased pursuant to the May 14, 2012 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on November 18, 2013 for the repurchase of up to $600,000 of outstanding common stock.

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

10.1	Assurant Executive 401(k) Plan, Amended and Restated Effective as of January 1, 2014.*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: April 29, 2014	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: April 29, 2014	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer