Form 10-Q
period 2014-06-30
ASSURANT INC
filed 2014-07-29
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding at July 24, 2014 was 71,379,490.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(in thousands except number of shares and per share amounts)

Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,601,787 in 2014 and $10,520,310 in 2013)	$11,816,347	$11,291,875
Equity securities available for sale, at fair value (cost - $422,221 in 2014 and $417,535 in 2013)	490,756	458,358
Commercial mortgage loans on real estate, at amortized cost	1,248,101	1,287,032
Policy loans	49,885	51,678
Short-term investments	356,735	470,458
Collateral held/pledged under securities agreements	95,222	95,215
Other investments	604,773	589,399

Total investments	14,661,819	14,244,015

Cash and cash equivalents	1,398,870	1,717,184
Premiums and accounts receivable, net	1,294,865	1,080,171
Reinsurance recoverables	6,002,268	5,752,134
Accrued investment income	149,291	145,189
Deferred acquisition costs	3,257,295	3,128,931
Property and equipment, at cost less accumulated depreciation	262,117	253,630
Tax receivable	48,220	0
Goodwill	804,880	784,561
Value of business acquired	49,541	53,549
Other intangible assets, net	370,285	354,636
Other assets	374,782	258,942
Assets held in separate accounts	1,942,940	1,941,747

Total assets	$30,617,173	$29,714,689

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(in thousands except number of shares and per share amounts)

Liabilities

Future policy benefits and expenses	$8,785,342	$8,646,572
Unearned premiums	6,690,889	6,662,672
Claims and benefits payable	3,553,844	3,389,371
Commissions payable	584,708	429,636
Reinsurance balances payable	131,769	106,932
Funds held under reinsurance	78,706	76,778
Deferred gain on disposal of businesses	92,006	99,311
Obligation under securities agreements	95,217	95,206
Accounts payable and other liabilities	1,816,193	1,662,348
Deferred income taxes, net	324,920	129,148
Tax payable	0	3,371
Debt	1,170,932	1,638,118
Liabilities related to separate accounts	1,942,940	1,941,747

Total liabilities	25,267,466	24,881,210

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 71,300,394 and 71,828,208 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1,489	1,482
Additional paid-in capital	3,104,104	3,087,533
Retained earnings	4,657,797	4,415,875
Accumulated other comprehensive income	764,072	426,830
Treasury stock, at cost; 77,231,252 and 76,039,652 shares at June 30, 2014 and December 31, 2013, respectively	(3,177,755)	(3,098,241)

Total stockholders’ equity	5,349,707	4,833,479

Total liabilities and stockholders’ equity	$30,617,173	$29,714,689

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands except number of shares and per share amounts)

Revenues
Net earned premiums	$2,171,734	$1,916,414	$4,232,196	$3,766,862
Net investment income	167,508	163,924	335,566	329,909
Net realized gains on investments, excluding other-than-temporary impairment losses	6,117	20,964	25,868	34,002
Total other-than-temporary impairment losses	(40)	(179)	(69)	(179)
Portion of net loss recognized in other comprehensive income, before taxes	10	72	39	72

Net other-than-temporary impairment losses recognized in earnings	(30)	(107)	(30)	(107)
Amortization of deferred gain on disposal of businesses	3,644	4,072	7,304	8,164
Fees and other income	259,128	132,499	455,569	249,559

Total revenues	2,608,101	2,237,766	5,056,473	4,388,389

Benefits, losses and expenses
Policyholder benefits	1,149,613	916,950	2,157,645	1,774,311
Amortization of deferred acquisition costs and value of business acquired	366,589	346,459	711,371	729,248
Underwriting, general and administrative expenses	884,336	742,070	1,727,576	1,431,041
Interest expense	13,776	21,520	30,841	36,598

Total benefits, losses and expenses	2,414,314	2,026,999	4,627,433	3,971,198

Income before provision for income taxes	193,787	210,767	429,040	417,191
Provision for income taxes	50,177	77,244	148,185	165,888

Net income	$143,610	$133,523	$280,855	$251,303

Earnings Per Share
Basic	$1.98	$1.72	$3.86	$3.19
Diluted	$1.95	$1.70	$3.81	$3.15
Dividends per share	$0.27	$0.25	$0.52	$0.46

Share Data
Weighted average shares outstanding used in basic per share calculations	72,659,590	77,508,062	72,753,651	78,739,478
Plus: Dilutive securities	884,601	858,053	981,748	930,617

Weighted average shares used in diluted per share calculations	73,544,191	78,366,115	73,735,399	79,670,095

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$143,610	$133,523	$280,855	$251,303

Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(69,980), $172,721, $(156,856) and $199,026, respectively	139,934	(338,137)	310,967	(388,249)
Change in other-than-temporary impairment gains, net of taxes of $(400), $488, $(1,284) and $(914), respectively	744	(908)	2,384	1,697
Change in foreign currency translation, net of taxes of $9,012, $3,240, $12,354 and $5,804, respectively	37,883	(23,914)	19,829	(34,231)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,094), $(2,929), $(2,188) and $(5,863), respectively	2,030	5,438	4,062	10,888

Total other comprehensive income (loss)	180,591	(357,521)	337,242	(409,895)

Total comprehensive income (loss)	$324,201	$(223,998)	$618,097	$(158,592)

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2013 through June 30, 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, December 31, 2013	$1,482	$3,087,533	$4,415,875	$426,830	$(3,098,241)	$4,833,479
Stock plan exercises	7	(22,682)	0	0	0	(22,675)
Stock plan compensation expense	0	25,071	0	0	0	25,071
Change in tax benefit from share-based payment arrangements	0	14,182	0	0	0	14,182
Dividends	0	0	(38,933)	0	0	(38,933)
Acquisition of common stock	0	0	0	0	(79,514)	(79,514)
Net income	0	0	280,855	0	0	280,855
Other comprehensive income	0	0	0	337,242	0	337,242

Balance, June 30, 2014	$1,489	$3,104,104	$4,657,797	$764,072	$(3,177,755)	$5,349,707

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$261,768	$273,662

Investing activities
Sales of:
Fixed maturity securities available for sale	911,944	1,338,827
Equity securities available for sale	74,975	121,034
Other invested assets	43,644	35,795
Property and equipment and other	128	39
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	425,887	481,865
Commercial mortgage loans on real estate	80,032	99,252
Purchases of:
Fixed maturity securities available for sale	(1,372,172)	(1,720,030)
Equity securities available for sale	(76,074)	(115,319)
Commercial mortgage loans on real estate	(40,950)	(56,720)
Other invested assets	(15,808)	(31,771)
Property and equipment and other	(30,867)	(21,903)
Subsidiary, net of cash transferred (1)	(59,541)	0
Equity interest (2)	(20,950)	0
Change in short-term investments	112,558	(474,211)
Change in policy loans	1,800	825
Change in collateral held/pledged under securities agreements	(11)	(1,285)

Net cash provided by (used in) investing activities	34,595	(343,602)

Financing activities
Issuance of debt	0	698,093
Repayment of debt	(467,330)	(23,720)
Change in tax benefit from share-based payment arrangements	14,182	(2,093)
Acquisition of common stock	(81,858)	(193,124)
Dividends paid	(38,933)	(36,944)
Payment of contingent obligations (3)	(31,871)	0
Change in obligation under securities agreements	11	1,285

Net cash (used in) provided by financing activities	(605,799)	443,497

Effect of exchange rate changes on cash and cash equivalents	(8,878)	(12,566)

Change in cash and cash equivalents	(318,314)	360,991
Cash and cash equivalents at beginning of period	1,717,184	909,404

Cash and cash equivalents at end of period	$1,398,870	$1,270,395

(1)	Relates to the acquisition of StreetLinks LLC.
(2)	Relates to the purchase of equity interest in Iké Asistencia.
(3)	Relates to the delayed and contingent liability payments established at the time of acquisition of Lifestyle Services Group. Change in amount paid, in comparison to December 31, 2013 amount disclosed, is mainly due to foreign currency translation.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America, Latin America, Europe and other select worldwide markets.

The Company is traded on the New York Stock Exchange under the symbol AIZ.

Through its operating subsidiaries, the Company provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts, pre-funded funeral insurance, lender-placed homeowners insurance, renters insurance and related products, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance, and group life insurance.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.

The interim financial data as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

The Affordable Care Act introduced new and significant premium stabilization programs beginning in 2014. These programs required the Company to record amounts to our consolidated financial statements based on assumptions and estimates which could materially change as experience develops.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

On January 1, 2014, the Company adopted the other expenses guidance that addresses how health insurers should recognize and classify in their statements of operations fees mandated by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The Company’s adoption of this guidance impacts the results of our Assurant Health and Assurant Employee Benefits segments. The estimated liability for the mandated fees and the corresponding deferred cost asset for calendar year 2014 is $25,600 and was recorded in accounts payable and other liabilities and in other assets, respectively, on the consolidated balance sheets. For the six months ended June 30, 2014, the Company recorded $12,800 of amortization expense related to these deferred costs in underwriting, general and administrative expenses in the consolidated statements of operations. These are estimated amounts and may be adjusted once the final assessment is received from the federal government.

Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition. The amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Therefore, the Company is required to adopt the guidance on January 1, 2017. An entity can chose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating the requirements of the revenue recognition guidance as it relates to its non-insurance contract revenue and the potential impact on the Company’s financial position and results of operations.

4. Acquisitions

As previously disclosed, on December 30, 2013, the Company paid Mex$1,191,499 (U.S.D. $91,420) for a 40% investment in the Mexican operations of Iké Asistencia (“Iké”), an assistance services business with operations in Mexico and other countries in Latin America. In addition, on February 10, 2014, the Company made a previously disclosed payment of Mex$272,541 (U.S.D. $20,950) for 40% of Iké’s Latin American operations. Following the February 10, 2014 payment, the Company owns 40% of the equity interests and outstanding shares of Iké and, under the terms of the agreements, will also have options to acquire the remaining interest in Iké over time.

On March 24, 2014, the Company made the required delayed payment of £3,000 ($4,951) and contingent payment of £16,313 ($26,920) to complete the previously disclosed October 25, 2013 acquisition of the Lifestyle Services Group. The contingent payment was made given the stipulated contractual renewal of a key client.

On April 16, 2014, the Company acquired StreetLinks, LLC, a leading independent appraisal management company, from Novation Companies, Inc. The acquisition-date fair value of the consideration transferred totaled $65,905, which consists of an initial cash payment of $60,905 and a contingent payment of $5,000. The contingent consideration arrangement is based on future expected revenue. In connection with the acquisition, the Company recorded $47,970 of customer and technology based intangible assets, all of which are amortizable over a 2 to 12 year period, and $14,738 of goodwill, none of which is tax-deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business within Assurant Specialty Property.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$166,479	$5,211	$(472)	$171,218	$0
States, municipalities and political subdivisions	786,408	76,495	(466)	862,437	0
Foreign governments	666,786	57,640	(2,703)	721,723	0
Asset-backed	4,198	1,787	(32)	5,953	1,670
Commercial mortgage-backed	50,938	2,030	0	52,968	0
Residential mortgage-backed	890,702	54,094	(3,495)	941,301	18,561
Corporate	8,036,276	1,029,429	(4,958)	9,060,747	24,093

Total fixed maturity securities	$10,601,787	$1,226,686	$(12,126)	$11,816,347	$44,324

Equity securities:
Common stocks	$18,379	$13,435	$(2)	$31,812	$0
Non-redeemable preferred stocks	403,842	57,100	(1,998)	458,944	0

Total equity securities	$422,221	$70,535	$(2,000)	$490,756	$0

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$408,378	$4,166	$(1,888)	$410,656	$0
States, municipalities and political subdivisions	774,233	63,543	(2,624)	835,152	0
Foreign governments	647,486	35,543	(7,608)	675,421	0
Asset-backed	4,320	1,910	(56)	6,174	1,773
Commercial mortgage-backed	57,594	2,850	(82)	60,362	0
Residential mortgage-backed	919,216	41,905	(13,217)	947,904	19,525
Corporate	7,709,083	684,776	(37,653)	8,356,206	19,359

Total fixed maturity securities	$10,520,310	$834,693	$(63,128)	$11,291,875	$40,657

Equity securities:
Common stocks	$17,890	$11,352	$(10)	$29,232	$0
Non-redeemable preferred stocks	399,645	38,880	(9,399)	429,126	0

Total equity securities	$417,535	$50,232	$(9,409)	$458,358	$0

(a)	Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.6% and 0.5% of the overall investment portfolio as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $265,874 and $234,640, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2014 and December 31, 2013, revenue bonds account for 53% of the holdings. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At June 30, 2014, approximately 72%, 15% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2013, approximately 70%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of our foreign government securities as of June 30, 2014 and December 31, 2013.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,128,779 with an unrealized gain of $118,437 at June 30, 2014 and $1,082,129 with an unrealized gain of $78,126 at December 31, 2013. Approximately 22% and 25% of the corporate European exposure is held in the financial industry at June 30, 2014 and December 31, 2013, respectively. Our largest European country exposure represented approximately 5% and 6% of the fair value of our corporate securities as of June 30, 2014 and December 31, 2013, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at June 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$387,826	$393,271
Due after one year through five years	2,426,891	2,577,419
Due after five years through ten years	2,746,828	2,927,150
Due after ten years	4,094,404	4,918,285

Total	9,655,949	10,816,125
Asset-backed	4,198	5,953
Commercial mortgage-backed	50,938	52,968
Residential mortgage-backed	890,702	941,301

Total	$10,601,787	$11,816,347

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$449,405	$725,608	$1,002,404	$1,502,278
Gross realized gains	8,804	19,159	31,587	36,425
Gross realized losses	1,300	5,847	6,567	11,052

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net realized gains (losses) related to sales and other:
Fixed maturity securities	$6,500	$8,760	$21,690	$22,447
Equity securities	13	5,058	5,137	4,671
Other investments	(396)	7,146	(959)	6,884

Total net realized gains related to sales and other	6,117	20,964	25,868	34,002

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(30)	(107)	(30)	(107)

Total net realized losses related to other-than-temporary impairments	(30)	(107)	(30)	(107)

Total net realized gains	$6,087	$20,857	$25,838	$33,895

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

For the three and six months ended June 30, 2014, the Company recorded $40 and $69, respectively, of OTTI, of which $30 and $30, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $10 and $39, respectively, related to all other factors and recorded as an unrealized loss component of AOCI. For the three and six months

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

ended June 30, 2013, the Company recorded $179 of OTTI, of which $107 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $72 related to all other factors and recorded as an unrealized loss component of AOCI.

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended June 30,
	2014	2013
Balance, March 31,	$44,301	$94,659

Additions for credit loss impairments recognized in the current period on securities previously impaired	30	107

Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2,163)	(516)

Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,920)	(505)

Balance, June 30,	$39,248	$93,745

	Six Months Ended June 30,
	2014	2013
Balance, January 1,	$45,278	$95,589

Additions for credit loss impairments recognized in the current period on securities previously impaired	30	107

Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2,645)	(868)

Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,415)	(1,083)

Balance, June 30,	$39,248	$93,745

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

Three and Six Months Ended June 30, 2014 and 2013

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$15,723	$(10)	$27,146	$(462)	$42,869	$(472)
States, municipalities and political subdivisions	7,128	(340)	4,569	(126)	11,697	(466)
Foreign governments	38,124	(707)	114,144	(1,996)	152,268	(2,703)
Asset-backed	0	0	1,525	(32)	1,525	(32)
Residential mortgage-backed	21,387	(52)	164,614	(3,443)	186,001	(3,495)
Corporate	174,619	(641)	267,858	(4,317)	442,477	(4,958)

Total fixed maturity securities	$256,981	$(1,750)	$579,856	$(10,376)	$836,837	$(12,126)

Equity securities:
Common stock	$0	$0	$195	$(2)	$195	$(2)
Non-redeemable preferred stocks	10,703	(313)	38,063	(1,685)	48,766	(1,998)

Total equity securities	$10,703	$(313)	$38,258	$(1,687)	$48,961	$(2,000)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

Total gross unrealized losses represent approximately 2% and 3% of the aggregate fair value of the related securities at June 30, 2014 and December 31, 2013, respectively. Approximately 15% and 94% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2014 and December 31, 2013, respectively. The total gross unrealized losses are comprised of 296 and 667 individual securities at June 30, 2014 and December 31, 2013, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2014 and December 31, 2013. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2014, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s foreign governments, residential mortgage-backed, and corporate fixed maturity securities, and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the utilities sector. The utilities sector’s gross unrealized losses of twelve months or more were $1,219, or 28%, of the corporate fixed maturity securities total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of June 30, 2014, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of June 30, 2014, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At June 30, 2014, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans ranges in size from $23 to $15,385 at June 30, 2014 and from $9 to $15,574 at December 31, 2013.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	June 30, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,111,913	88.8%	1.97
71 – 80%	79,195	6.3%	1.40
81 – 95%	48,038	3.8%	1.21
Greater than 95%	13,437	1.1%	0.86

Gross commercial mortgage loans	1,252,583	100%	1.89

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,248,101

	December 31, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,143,200	88.5%	1.97
71 – 80%	73,603	5.7%	1.44
81 – 95%	58,752	4.6%	1.19
Greater than 95%	15,959	1.2%	0.87

Gross commercial mortgage loans	1,291,514	100%	1.89

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,287,032

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

As of June 30, 2014 and December 31, 2013, our collateral held under securities lending agreements, of which its use is unrestricted, was $95,222 and $95,215, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,217 and $95,206, respectively, and is included in the consolidated balance sheets under obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. There was one security in an unrealized loss position as of June 30, 2014 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent consideration related to a business combination and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	June 30, 2014
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$171,218	$0		$171,218		$0
State, municipalities and political subdivisions	862,437	0		862,437		0
Foreign governments	721,723	787		720,936		0
Asset-backed	5,953	0		5,953		0
Commercial mortgage-backed	52,968	0		52,465		503
Residential mortgage-backed	941,301	0		941,301		0
Corporate	9,060,747	0		8,943,920		116,827
Equity securities:
Common stocks	31,812	31,129		683		0
Non-redeemable preferred stocks	458,944	0		454,845		4,099
Short-term investments	356,735	265,734	b	91,001	c	0
Collateral held/pledged under securities agreements	74,221	68,212	b	6,009	c	0
Other investments	272,726	61,943	a	208,168	c	2,615	d
Cash equivalents	879,041	847,743	b	31,298	c	0
Other assets	3,261	0		993	f	2,268	e
Assets held in separate accounts	1,889,580	1,705,663	a	183,917	c	0

Total financial assets	$15,782,667	$2,981,211		$12,675,144		$126,312

Financial Liabilities
Other liabilities	$85,189	$61,943	a	$86	f	$23,160	f
Liabilities related to separate accounts	1,889,580	1,705,663	a	183,917	c	0

Total financial liabilities	$1,974,769	$1,767,606		$184,003		$23,160

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

Three and Six Months Ended June 30, 2014 and 2013

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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Balance, beginning of period	Total losses (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Foreign governments	$16,873	$0	$0	$0	$0	$0	$(16,873)	$0
Commercial mortgage-backed	550	0	(4)	0	(43)	0	0	503
Corporate	108,213	(43)	920	9,941	(2,204)	0	0	116,827
Equity Securities
Non-redeemable preferred stocks	5,714	0	161	0	0	0	(1,776)	4,099
Other investments	3,060	(420)	5	0	(30)	0	0	2,615
Other assets	2,300	(32)	0	0	0	0	0	2,268
Financial Liabilities
Other liabilities	(23,045)	(115)	0	0	0	0	0	(23,160)

Total level 3 assets and liabilities	$113,665	$(610)	$1,082	$9,941	$(2,277)	$0	$(18,649)	$103,152

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2014
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	$0	$0	$0	$0	$0	$(22,657)	$0
Foreign governments	16,857	(2)	18	0	0	0	(16,873)	0
Commercial mortgage-backed	598	0	(9)	0	(86)	0	0	503
Residential mortgage-backed	4,167	0	0	0	0	0	(4,167)	0
Corporate	115,344	55	4,126	9,941	(5,283)	0	(7,356)	116,827
Equity Securities
Non-redeemable preferred stocks	7,510	328	(133)	0	(1,830)	0	(1,776)	4,099
Other investments	4,171	(1,515)	9	0	(50)	0	0	2,615
Other assets	2,491	(223)	0	0	0	0	0	2,268
Financial Liabilities
Other liabilities	(20,330)	1,170	0	(4,000)	0	0	0	(23,160)

Total level 3 assets and liabilities	$153,465	$(187)	$4,011	$5,941	$(7,249)	$0	$(52,829)	$103,152

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

Three and Six Months Ended June 30, 2014 and 2013

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds, the CPI Caps, and certain derivatives, the income valuation technique is generally used. For the periods ended June 30, 2014 and December 31, 2013, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of June 30, 2014 and December 31, 2013, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Three and Six Months Ended June 30, 2014 and 2013

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

Level 3 Securities

The Company’s investments classified as Level 3 as of June 30, 2014 and December 31, 2013 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $63,286 and $70,244 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of June 30, 2014 and December 31, 2013, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $58,432 and $97,219 were priced internally using independent and non-binding broker quotes as of June 30, 2014 and December 31, 2013, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Three and Six Months Ended June 30, 2014 and 2013

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

Three and Six Months Ended June 30, 2014 and 2013

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

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following table discloses the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	June 30, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,248,101	$1,413,303	$0	$0	$1,413,303
Policy loans	49,885	49,885	49,885	0	0

Total financial assets	$1,297,986	$1,463,188	$49,885	$0	$1,413,303

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$792,554	$804,701	$0	$0	$804,701
Funds withheld under reinsurance	78,706	78,706	78,706	0	0
Debt	1,170,932	1,271,391	0	1,271,391	0
Obligations under securities agreements	95,217	95,217	95,217	0	0

Total financial liabilities	$2,137,409	$2,250,015	$173,923	$1,271,391	$804,701

	December 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,287,032	$1,444,974	$0	$0	$1,444,974
Policy loans	51,678	51,678	51,678	0	0

Total financial assets	$1,338,710	$1,496,652	$51,678	$0	$1,444,974

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$809,628	$808,734	$0	$0	$808,734
Funds withheld under reinsurance	76,778	76,778	76,778	0	0
Debt	1,638,118	1,656,588	0	1,656,588	0
Obligations under securities agreements	95,206	95,206	95,206	0	0

Total financial liabilities	$2,619,730	$2,637,306	$171,984	$1,656,588	$808,734

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) is reflected in the table above.

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

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. Information about the allowance for doubtful accounts for reinsurance recoverable as of June 30, 2014 is as follows:

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

The interest expense incurred related to the 2013 Senior Notes was $5,745 and $5,743 for the three months ended June 30, 2014 and 2013, respectively, and $11,489 and $5,743 for the six months ended June 30, 2014 and 2013, respectively. There was $6,635 and $5,688 of accrued interest at June 30, 2014 and 2013, respectively. The Company made an interest payment on the 2013 Senior Notes of $11,375 on March 15, 2014.

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

The interest expense incurred related to the 2004 Senior Notes was $8,031 and $15,003 for the three months ended June 30, 2014 and 2013, respectively, and $19,352 and $30,081 for the six months ended June 30, 2014 and 2013, respectively. There was $12,023 and $22,070 of accrued interest at June 30, 2014 and 2013, respectively. The Company made interest payments of $30,094 on February 15, 2014 and 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $350,000 senior revolving credit facility, of which $345,740 was available at June 30, 2014, due to $4,260 of outstanding letters of credit related to this program.

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

The Company did not use the commercial paper program during the six months ended June 30, 2014 and 2013 and there were no amounts outstanding relating to the commercial paper program at June 30, 2014 and December 31, 2013. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at June 30, 2014.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2014, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

8. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended June 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at March 31, 2014	$(56,820)	$697,104	$28,067	$(84,870)	$583,481
Other comprehensive income before reclassifications	37,883	136,137	764	0	174,784
Amounts reclassified from accumulated other comprehensive income	0	3,797	(20)	2,030	5,807

Net current-period other comprehensive income	37,883	139,934	744	2,030	180,591

Balance at June 30, 2014	$(18,937)	$837,038	$28,811	$(82,840)	$764,072

	Three Months Ended June 30, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at March 31, 2013	$(3,435)	$931,767	$26,466	$(176,769)	$778,029
Other comprehensive loss before reclassifications	(23,914)	(346,182)	(932)	(6)	(371,034)
Amounts reclassified from accumulated other comprehensive income	0	8,045	24	5,444	13,513

Net current-period other comprehensive (loss) income	(23,914)	(338,137)	(908)	5,438	(357,521)

Balance at June 30, 2013	$(27,349)	$593,630	$25,558	$(171,331)	$420,508

	Six Months Ended June 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive income before reclassifications	19,830	296,159	2,404	0	318,393
Amounts reclassified from accumulated other comprehensive income	0	14,808	(20)	4,061	18,849

Net current-period other comprehensive income	19,830	310,967	2,384	4,061	337,242

Balance at June 30, 2014	$(18,937)	$837,038	$28,811	$(82,840)	$764,072

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2014	2013
Unrealized gains on securities	$5,841	$12,378	Net realized gains on investments, excluding other-than-temporary impairment losses
	(2,044)	(4,333)	Provision for income taxes

	$3,797	$8,045	Net of tax

OTTI	$(30)	$37	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	10	(13)	Provision for income taxes

	$(20)	$24	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(25)	$(50)	(1)
Amortization of net loss	3,150	8,425	(1)

	3,125	8,375	Total before tax
	(1,094)	(2,931)	Provision for income taxes

	$2,031	$5,444	Net of tax

Total reclassifications for the period	$5,808	$13,513	Net of tax

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2014	2013
Unrealized gains on securities	$22,781	$24,085	Net realized gains on investments, excluding other-than-temporary impairment losses
	(7,973)	(8,430)	Provision for income taxes

	$14,808	$15,655	Net of tax

OTTI	$(30)	$37	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	10	(13)	Provision for income taxes

	$(20)	$24	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(50)	$(100)	(1)
Amortization of net loss	6,300	16,850	(1)

	6,250	16,750	Total before tax
	(2,188)	(5,862)	Provision for income taxes

	$4,062	$10,888	Net of tax

Total reclassifications for the period	$18,850	$26,567	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 12 - Retirement and Other Employee Benefits for additional information.

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

Three and Six Months Ended June 30, 2014 and 2013

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 42,470 and 34,310 for the three months ended June 30, 2014 and 2013, respectively, and 329,339 and 466,218 for the six months ended June 30, 2014 and 2013, respectively. The compensation expense recorded related to RSUs was $6,148 and $6,720 for the three months ended June 30, 2014 and 2013, respectively, and $10,977 and $12,271 for the six months ended June 30, 2014 and 2013, respectively. The related total income tax benefit was $2,149 and $2,357 for the three months ended June 30, 2014 and 2013, respectively, and $3,834 and $4,289 for the six months ended June 30, 2014 and 2013, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2014 and 2013 was $65.26 and $43.94, respectively.

As of June 30, 2014, there was $24,437 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.34 years. The total fair value of RSUs vested during the three months ended June 30, 2014 and 2013 was $2,616 and $2,170, respectively, and $30,824 and $19,842 for the six months ended June 30, 2014 and 2013, respectively.

Performance Share Units

No PSUs were granted to employees during the three months ended June 30, 2014 and 2013. PSUs granted to employees were 379,174 and 408,808 for the six months ended June 30, 2014 and 2013, respectively. The compensation expense recorded related to PSUs was $10,109 and $6,907 for the three months ended June 30, 2014 and 2013, respectively, and $13,562 and $8,850 for the six months ended June 30, 2014 and 2013, respectively. The related total income tax benefit was $3,534 and $2,425 for the three months ended June 30, 2014 and 2013, respectively, and $4,736 and $3,093 for the six months ended June 30, 2014 and 2013, respectively. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2014 and 2013 was $64.93 and $44.22, respectively.

As of June 30, 2014, there was $32,935 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.05 years.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2014 and 2013 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the six months ended June 30, 2014 and 2013 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

In July 2014, the Company issued 65,867 shares at a discounted price of $58.79 for the offering period of January 1, 2014 through June 30, 2014. In July 2013, the Company issued 110,038 shares at a discounted price of $31.93 for the offering period of January 1, 2013 through June 30, 2013.

The compensation expense recorded related to the ESPP was $292 and $249 for the three months ended June 30, 2014 and 2013, respectively, and $585 and $499 for the six months ended 2014 and 2013, respectively.

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

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2014	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	314,600	$66.56	314,600
February	0	0.00	0
March	0	0.00	0
April	302,000	65.54	302,000
May	292,000	67.22	292,000
June	283,000	67.68	283,000

Total	1,191,600	$66.73	1,191,600

On November 18, 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the total repurchase authorization $752,436 as of that date.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

As of December 31, 2013, there was $704,874 remaining under the total repurchase authorization. During the six months ended June 30, 2014, the Company repurchased 1,191,600 shares of the Company’s outstanding common stock at a cost of $79,490, exclusive of commissions, leaving $625,384 remaining under the total repurchase authorization at June 30, 2014.

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator

Net income	$143,610	$133,523	$280,855	$251,303
Deduct dividends paid	(20,753)	(20,155)	(38,933)	(36,944)

Undistributed earnings	$122,857	$113,368	$241,922	$214,359

Denominator
Weighted average shares outstanding used in basic earnings per share	72,659,590	77,508,062	72,753,651	78,739,478

Incremental common shares from:
SARs	0	85,461	0	80,625
PSUs	824,901	667,343	922,048	744,743
ESPPs	59,700	105,249	59,700	105,249

Weighted average shares used in diluted earnings per share calculations	73,544,191	78,366,115	73,735,399	79,670,095

Earnings per common share - Basic
Distributed earnings	$0.27	$0.25	$0.52	$0.46
Undistributed earnings	1.71	1.47	3.34	2.73

Net income	$1.98	$1.72	$3.86	$3.19

Earnings per common share - Diluted
Distributed earnings	$0.27	$0.25	$0.52	$0.46
Undistributed earnings	1.68	1.45	3.29	2.69

Net income	$1.95	$1.70	$3.81	$3.15

There were no anti-dilutive SARs or PSUs outstanding that were not included in the computation of diluted EPS under the treasury stock method during the three and six months ended June 30, 2014 and 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2014 and 2013 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013

Service cost	$8,200	$9,300	$1,000	$1,150	$600	$850

Interest cost	9,150	7,575	1,500	1,200	975	825

Expected return on plan assets	(12,350)	(11,075)	0	0	(775)	(700)

Amortization of prior service cost	0	0	200	175	(225)	(225)

Amortization of net loss (gain)	2,275	6,825	925	1,600	(50)	0

Net periodic benefit cost	$7,275	$12,625	$3,625	$4,125	$525	$750

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013

Service cost	$16,400	18,600	$2,000	$2,300	$1,200	$1,700

Interest cost	18,300	15,150	3,000	2,400	1,950	1,650

Expected return on plan assets	(24,700)	(22,150)	0	0	(1,550)	(1,400)

Amortization of prior service cost	0	0	400	350	(450)	(450)

Amortization of net loss (gain)	4,550	13,650	1,850	3,200	(100)	0

Net periodic benefit cost	$14,550	$25,250	$7,250	$8,250	$1,050	$1,500

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $6,429 and over-funded by $18,078 (based on the fair value of Plan assets compared to the projected benefit obligation) at June 30, 2014 and December 31, 2013, respectively. This equates to a 99% and 102% funded status at June 30, 2014 and December 31, 2013, respectively. The change in funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation. During the first six months of 2014, $15,000 in cash was contributed to the Plan. Additional cash, up to $15,000, is expected to be contributed to the Plan over the remainder of 2014.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$770,319	633,328	$505,257	$262,830	$0	$2,171,734
Net investment income	97,563	25,301	10,365	29,660	4,619	167,508

Net realized gains on investments	0	0	0	0	6,087	6,087
Amortization of deferred gain on disposal of businesses	0	0	0	0	3,644	3,644
Fees and other income	163,107	81,005	8,983	5,993	40	259,128

Total revenues	1,030,989	739,634	524,605	298,483	14,390	2,608,101

Benefits, losses and expenses

Policyholder benefits	268,945	308,611	394,841	177,216	0	1,149,613
Amortization of deferred acquisition costs and value of business acquired	274,017	84,814	76	7,682	0	366,589
Underwriting, general and administrative expenses	401,343	242,797	122,177	90,711	27,308	884,336
Interest expense	0	0	0	0	13,776	13,776

Total benefits, losses and expenses	944,305	636,222	517,094	275,609	41,084	2,414,314

Segment income (loss) before provision (benefit) for income tax	86,684	103,412	7,511	22,874	(26,694)	193,787

Provision (benefit) for income taxes	27,151	35,102	10,013	8,442	(30,531)	50,177

Segment income (loss) after tax	$59,533	$68,310	$(2,502)	$14,432	$3,837

Net income						$143,610

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$1,522,986	$1,256,700	$928,021	$524,489	$0	$4,232,196
Net investment income	192,248	53,176	19,226	61,055	9,861	335,566

Net realized gains on investments	0	0	0	0	25,838	25,838
Amortization of deferred gain on disposal of businesses	0	0	0	0	7,304	7,304
Fees and other income	304,461	121,764	17,194	12,027	123	455,569

Total revenues	2,019,695	1,431,640	964,441	597,571	43,126	5,056,473

Benefits, losses and expenses

Policyholder benefits	524,908	571,729	705,614	355,394	0	2,157,645
Amortization of deferred acquisition costs and value of business acquired	536,913	158,833	248	15,377	0	711,371
Underwriting, general and administrative expenses	796,743	450,248	243,409	181,948	55,228	1,727,576
Interest expense	0	0	0	0	30,841	30,841

Total benefits, losses and expenses	1,858,564	1,180,810	949,271	552,719	86,069	4,627,433

Segment income (loss) before provision (benefit) for income tax	161,131	250,830	15,170	44,852	(42,943)	429,040

Provision (benefit) for income taxes	52,129	84,779	24,741	16,505	(29,969)	148,185

Segment income (loss) after tax	$109,002	$166,051	$(9,571)	$28,347	$(12,974)

Net income						$280,855

	As of June 30, 2014
Segment Assets:
Segment assets, excluding goodwill	$14,223,928	$3,903,194	$1,019,894	$2,276,661	$8,388,616	$29,812,293

Goodwill						804,880

Total assets						$30,617,173

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

Three and Six Months Ended June 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $18,364 and $17,343 of letters of credit outstanding as of June 30, 2014 and December 31, 2013, respectively.

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

In July 2007 an Assurant subsidiary acquired Swansure Group, a privately held U.K. company, which owned D&D Homecare Limited (“D&D”). D&D was a packager of mortgages and certain insurance products, including Payment Protection Insurance (“PPI”) policies that, for a period of time, were underwritten by an Assurant subsidiary and sold by an alleged agent called Carrington Carr Home Finance Limited (“CCHFL”), which is now in administration. In early 2014, as a result of consumer complaints alleging that CCHFL missold certain D&D-packaged PPI policies between August 8, 2003 and November 1, 2004, the U.K. Financial Ombudsman Service (“FOS”) requested that an Assurant subsidiary, Assurant Intermediary Limited (“AIL”), review complaints relating to CCHFL’s sale of such PPI policies. AIL is cooperating with the FOS. Although management has determined that a loss from this matter is reasonably possible, we cannot make any estimate of possible loss or range of possible loss because our investigation is at an early stage.

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

15. Income Taxes

During the three months ended June 30, 2014, the Company converted the Canadian branch operations of certain U.S. companies to foreign corporate entities. This conversion is an election for U.S. tax classification purposes only and requires the Company to record deferred taxes at local tax rates. As a result of this conversion, the Company recorded a one-time benefit of $20,753, which is reflected in the provision for income taxes line item in the consolidated statements of operations.

During the six months ended June 30, 2014, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $5,749 of income tax expense in the Assurant Health segment, which increased the consolidated effective tax rate by 134 basis points.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2014 and 2013

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

The $315,000 of coverage represents approximately 18% of the expected first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s anticipated retention.

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

As of June 30, 2014 and 2013, the Company had not ceded any losses to Ibis Re II.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except number of shares and per-share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of June 30, 2014, compared with December 31, 2013, and our results of operations for the three and six months ended June 30, 2014 and 2013. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the June 30, 2014 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2013 Annual Report on Form 10-K, Second Quarter 2014 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

i.	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge or increases in expenses, including claims, commissions, fines, penalties or other expenses;

ii.	loss of significant client relationships or business, distribution sources and contracts;

iii.	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), and the rules and regulations thereunder, on our health and employee benefits businesses;

iv.	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

v.	current or new laws and regulations that could increase our costs and decrease our revenues;

vi.	significant competitive pressures in our businesses;

vii.	failure to attract and retain sales representatives or key managers;

viii.	losses due to natural or man-made catastrophes;

ix.	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

x.	deterioration in the Company’s market capitalization compared to its book value that could result in an impairment of goodwill;

xi.	risks related to our international operations, including fluctuations in exchange rates;

xii.	general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

xiii.	failure to find and integrate suitable acquisitions and new ventures;

xiv.	cyber security threats and cyber attacks;

xv.	failure to effectively maintain and modernize our information systems;

xvi.	data breaches compromising client information and privacy;

xvii.	failure to predict or manage benefits, claims and other costs;

xviii.	uncertain tax positions and unexpected tax liabilities;

xix.	inadequacy of reserves established for future claims;

xx.	risks related to outsourcing activities;

xxi.	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

xxii.	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

xxiii.	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

xxiv.	inability of reinsurers to meet their obligations;

xxv.	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

xxvi.	inability of our subsidiaries to pay sufficient dividends;

xxvii.	failure to provide for succession of senior management and key executives; and

xxviii.	cyclicality of the insurance industry.

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

The following discussion relates to the three and six months ended June 30, 2014 (“Second Quarter 2014” and “Six Months 2014”) and the three and six months ended June 30, 2013 (“Second Quarter 2013” and “Six Months 2013”).

Executive Summary

Consolidated net income increased $10,087, or 8%, to $143,610 in Second Quarter 2014, compared with $133,523 of net income for Second Quarter 2013. For Six Months 2014, net income increased $29,552 or 12%, to $280,855, compared with $251,303 of net income for Six Months 2013.

Assurant Solutions net income increased $28,142, or 90%, to $59,533 for Second Quarter 2014 from $31,391 for Second Quarter 2013. The increase was primarily driven by improved results in our mobile business, reflecting contributions from ongoing client marketing programs and continued favorable loss experience.

Second Quarter 2014 net earned premiums increased 13% and fees and other income increased 76% compared with Second Quarter 2013, primarily due to the global market success of our mobile protection programs, despite foreign exchange volatility.

During Second Quarter 2014, we extended our exclusive distribution partnership with Service Corporation International (“SCI”), the largest funeral provider in North America, an additional 10 years, through September 29, 2024.

Overall, we expect Assurant Solutions net earned premiums and fees to increase compared to 2013, primarily driven by growth in mobile. The timing of new mobile device introductions, client marketing programs and seasonal trends in mobile will cause quarterly results to vary.

Assurant Specialty Property net income decreased $38,210, or 36%, to $68,310 for Second Quarter 2014 from $106,520 for Second Quarter 2013, primarily due to a significant increase in non-catastrophe losses in our lender-placed insurance business. This increase was mainly attributable to severe weather, including approximately $14,625 (after-tax) of adverse reserve development from the first quarter of 2014, and high severity fire claims.

The Second Quarter 2014 expense ratio increased 600 basis points compared with the Second Quarter 2013. The increase was primarily due to growth in fee-based businesses, which have higher expense ratios, and additional costs to support our lender-placed insurance business. The increase in fee-based business expense was offset by additional revenue.

Net earned premiums and fees in this segment increased in Second Quarter 2014 compared with Second Quarter 2013, mainly attributable to continued growth in our lender-placed insurance and multi-family housing businesses. Lender-placed insurance premiums benefited primarily from the previously disclosed discontinuation of a client quota share reinsurance agreement and loan portfolio additions in 2013.

In addition, our placement rate on lender-placed insurance in Second Quarter 2014 declined to 2.68% compared with 2.81% in Second Quarter 2013.

Overall, we expect Assurant Specialty Property’s net earned premiums and fees to increase slightly from 2013 driven by growth in targeted areas, including contributions from the Field Asset Services and StreetLinks, LLC acquisitions. We expect revenues in our lender-placed insurance business to approximate 2013 levels. In addition, we expect our expense ratio to increase, primarily reflecting a higher mix of fee income business and additional costs to support lender-placed insurance business. We also expect our non-catastrophe loss ratio to remain elevated due to higher claims frequency and lower premium rates.

Overall, we expect results in our lender-placed insurance business to continue to be affected by catastrophe losses and lower placement and premium rates. In addition, as previously disclosed, we are currently in discussions with a client regarding a possible loss of business to another carrier. This loss could materially affect results at this segment.

Assurant Health Second Quarter 2014 results decreased $6,585, or 161%, to a net loss of $2,502 compared with Second Quarter 2013 net income of $4,083. The decrease was primarily attributable to less favorable loss experience from new Affordable Care Act qualified policies, reflecting the current guaranteed issue requirements and the health profiles of many first-time buyers, as well as a higher effective tax rate related to the Affordable Care Act.

The Second Quarter 2014 loss ratio was 78.1%, an increase of 290 basis points from Second Quarter 2013. This increase reflects early claim submissions on policies sold during the open enrollment period, partially offset by estimated recoveries from the Affordable Care Act risk-mitigation programs that went into effect on January 1, 2014. Please refer to Assurant Health’s results of operations section further below in this Item 2 for details on these risk-mitigation programs.

We expect Assurant Health’s full year 2014 net earned premiums and fees to increase compared to 2013, reflecting sales of new individual major medical policies under the Affordable Care Act. Based on our current assumptions, we expect our share of recoveries from risk-mitigation programs to increase during the year, but our estimates may change materially as experience develops. We expect overall results to vary based on emerging claims experience under the Affordable Care Act and related risk-mitigation programs. We also anticipate our effective tax rate to remain very high due to non-deductible compensation expenses.

At Assurant Employee Benefits, net income increased $2,958, or 26%, to $14,432 for Second Quarter 2014 from $11,474 for Second Quarter 2013. This increase was primarily attributable to improved disability results, reflecting lower claim incidence and the previously disclosed increase in the reserve discount rate for new long-term disability claims. In addition, results also benefitted from favorable life insurance mortality rates.

Second Quarter 2014 voluntary sales and net earned premiums increased 33% and 13%, respectively, compared to Second Quarter 2013, reflecting our strategic focus on this market. In addition, we are preparing to participate on several private exchanges related to the Affordable Care Act. While we do not expect these exchanges to be a material source of near-term sales, they will further expand our distribution.

We expect Assurant Employee Benefits’ full year 2014 net earned premiums and fees to increase compared to 2013 due to growth in voluntary products. We also expect continued expense reduction actions will offset higher expenditures to support growth in our voluntary business. Results will continue to be impacted by employment trends and capital market conditions.

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

For the six months ended June 30, 2014, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $252,890; net cash provided by investing activities totaled $34,595 and net cash used in financing activities totaled $605,799. We had $1,398,870 in cash and cash equivalents as of June 30, 2014. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2013 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2013 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Second Quarter 2014.

The Affordable Care Act introduced new and significant premium stabilization programs beginning in 2014. These programs required the Company to record amounts to our consolidated financial statements based on assumptions and estimates which could materially change as experience develops. Please refer to Assurant Health’s results of operations section further below in this Item 2 for details on these programs and the estimates recorded.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$2,171,734	$1,916,414	$4,232,196	$3,766,862
Net investment income	167,508	163,924	335,566	329,909
Net realized gains on investments	6,087	20,857	25,838	33,895
Amortization of deferred gain on disposal of businesses	3,644	4,072	7,304	8,164
Fees and other income	259,128	132,499	455,569	249,559

Total revenues	2,608,101	2,237,766	5,056,473	4,388,389

Benefits, losses and expenses:
Policyholder benefits	1,149,613	916,950	2,157,645	1,774,311
Selling, underwriting and general expenses (1)	1,250,925	1,088,529	2,438,947	2,160,289
Interest expense	13,776	21,520	30,841	36,598

Total benefits, losses and expenses	2,414,314	2,026,999	4,627,433	3,971,198

Income before provision for income taxes	193,787	210,767	429,040	417,191
Provision for income taxes	50,177	77,244	148,185	165,888

Net income	$143,610	$133,523	$280,855	$251,303

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Second Quarter 2014 and Six Months 2014 and Second Quarter 2013 and Six Months 2013. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Income

Net income increased $10,087 or 8%, to $143,610 in Second Quarter 2014, compared with $133,523 of net income for Second Quarter 2013. The increase was mainly due to improved results in our Assurant Solutions segment and a $20,753 one-time tax benefit related to the conversion of the Canadian branch operations of certain U.S. companies to foreign corporate entities. These items were partially offset by lower net income in our Assurant Specialty Property segment primarily due to increased non-catastrophe losses caused by severe weather, including adverse reserve development from the first quarter of 2014, and high severity fire claims. Please see Note 15 to the Consolidated Financial Statements for further information about the entity conversion described above.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Income

Net income increased $29,552 or 12%, to $280,855 for Six Months 2014, compared with $251,303 of net income for Six Months 2013. The improvement was primarily due to the items noted above.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$770,319	$681,827	$1,522,986	$1,371,327
Net investment income	97,563	94,428	192,248	189,657
Fees and other income	163,107	92,738	304,461	171,850

Total revenues	1,030,989	868,993	2,019,695	1,732,834

Benefits, losses and expenses:
Policyholder benefits	268,945	209,713	524,908	421,450
Selling, underwriting and general expenses	675,360	608,948	1,333,656	1,208,558

Total benefits, losses and expenses	944,305	818,661	1,858,564	1,630,008

Segment income before provision for income taxes	86,684	50,332	161,131	102,826
Provision for income taxes	27,151	18,941	52,129	36,528

Segment net income	$59,533	$31,391	$109,002	$66,298

Net earned premiums:
Domestic:
Credit	$40,837	$39,584	$83,795	$81,316
Service contracts	393,192	332,278	768,020	669,413
Other (1)	21,871	20,752	35,247	41,293

Total Domestic	455,900	392,614	887,062	792,022

International:
Credit	82,028	95,962	165,965	192,740
Service contracts	208,209	168,022	422,063	336,194
Other (1)	8,074	7,672	15,809	15,280

Total International	298,311	271,656	603,837	544,214

Preneed	16,108	17,557	32,087	35,091

Total	$770,319	$681,827	$1,522,986	$1,371,327

Fees and other income:
Domestic:
Debt protection	$7,257	$7,526	$14,441	$14,022
Service contracts	108,623	43,131	196,446	76,551
Other (1)	1,748	1,412	4,853	4,099

Total Domestic	117,628	52,069	215,740	94,672

International	18,145	10,160	36,345	18,587
Preneed	27,334	30,509	52,376	58,591

Total	$163,107	$92,738	$304,461	$171,850

Gross written premiums (2):
Domestic:
Credit	$80,897	$94,942	$169,891	$184,616
Service contracts	765,489	522,034	1,409,568	962,356
Other (1)	20,271	28,932	41,749	56,890

Total Domestic	866,657	645,908	1,621,208	1,203,862

International:
Credit	223,757	243,814	452,124	486,361
Service contracts	195,377	181,358	416,755	357,950
Other (1)	13,580	12,533	26,488	24,097

Total International	432,714	437,705	895,367	868,408

Total	$1,299,371	$1,083,613	$2,516,575	$2,072,270

Preneed (face sales)	$260,194	$256,913	$501,898	$486,391

Combined ratios (3):
Domestic	91.4%	97.6%	92.5%	97.2%
International	102.1%	102.1%	101.9%	102.2%

(1)	This includes emerging products and run-off product lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Income

Segment net income increased $28,142, or 90%, to $59,533 for Second Quarter 2014 from $31,391 for Second Quarter 2013. The increase was primarily driven by improved results in our mobile business, reflecting contributions from ongoing client marketing programs and continued favorable loss experience.

Total Revenues

Total revenues increased $161,996, or 19%, to $1,030,989 for Second Quarter 2014 from $868,993 for Second Quarter 2013. The increase was driven primarily by higher net earned premiums in our domestic and international service contract businesses, reflecting continued growth in the number of covered mobile devices globally. Fees and other income increased $70,369 primarily driven by ongoing mobile client marketing programs and from the Lifestyle Services Group (“LSG”) acquisition during the fourth quarter of 2013.

Gross written premiums increased $215,758, or 20%, to $1,299,371 for Second Quarter 2014 from $1,083,613 for Second Quarter 2013. Gross written premiums from our domestic service contract business increased $243,455 driven by growth in the number of covered mobile devices. Gross written premiums from our international service contract business increased $14,019 due to growth in the number of covered mobile devices, the LSG acquisition and new and existing clients in Latin America. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates, primarily in Latin America.

Preneed face sales increased $3,281, or 1%, to $260,194 for Second Quarter 2014 from $256,913 for Second Quarter 2013. This increase was mostly attributable to growth from our exclusive distribution partnership with SCI, the largest funeral provider in North America. On June 25, 2014, we extended this exclusive distribution partnership for an additional 10 years, through September 29, 2024.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $125,644, or 15%, to $944,305 for Second Quarter 2014 from $818,661 for Second Quarter 2013. Policyholder benefits increased $59,229 primarily related to the LSG acquisition, partially offset by favorable loss experience in our mobile business. Selling, underwriting and general expenses increased $66,412, mostly related to growth in our domestic mobile business and the LSG acquisition.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Income

Segment net income increased $42,704, or 64%, to $109,002 for Six Months 2014 from $66,298 for Six Months 2013. The increase was primarily driven by improved results in our domestic mobile business, reflecting contributions from ongoing client marketing programs and continued favorable loss experience.

Total Revenues

Total revenues increased $286,861, or 17%, to $2,019,695 for Six Months 2014 from $1,732,834 for Six Months 2013. The increase was driven by higher net earned premiums in our domestic and international service contract businesses, reflecting continued growth in the number of covered mobile devices globally. Fees and other income increased $132,611 primarily driven by ongoing mobile client marketing programs and the LSG acquisition.

Gross written premiums increased $444,305, or 21%, to $2,516,575 for Six Months 2014 from $2,072,270 for Six Months 2013. Gross written premiums from our domestic service contract business increased $447,212 driven by growth in the number of covered mobile devices. Gross written premiums from our international service contract business increased $58,805 due to growth in the number of covered mobile devices, the LSG acquisition and new and existing clients in Latin America. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates, primarily in Latin America.

Preneed face sales increased $15,507, or 3%, to $501,898 for Six Months 2014 from $486,391 for Six Months 2013. This increase was mostly attributable to growth from our exclusive distribution partnership with SCI.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $228,556, or 14%, to $1,858,564 for Six Months 2014 from $1,630,008 for Six Months 2013. Policyholder benefits increased $103,458 primarily related to the LSG acquisition, partially offset by favorable loss experience in our mobile business. Selling, underwriting and general expenses increased $125,098, mostly related to growth in our domestic mobile business and the LSG acquisition.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$633,328	$585,760	$1,256,700	$1,115,559
Net investment income	25,301	25,142	53,176	50,904
Fees and other income	81,005	26,229	121,764	52,416

Total revenues	739,634	637,131	1,431,640	1,218,879

Benefits, losses and expenses:
Policyholder benefits	308,611	234,323	571,729	421,046
Selling, underwriting and general expenses	327,611	244,181	609,081	489,460

Total benefits, losses and expenses	636,222	478,504	1,180,810	910,506

Segment income before provision for income taxes	103,412	158,627	250,830	308,373
Provision for income taxes	35,102	52,107	84,779	107,609

Segment net income	$68,310	$106,520	$166,051	$200,764

Net earned premiums:
Homeowners (lender-placed and voluntary)	$446,177	$412,395	$885,126	$774,872
Manufactured housing (lender-placed and voluntary)	59,171	56,464	117,882	110,917
Other (1)	127,980	116,901	253,692	229,770

Total	$633,328	$585,760	$1,256,700	$1,115,559

Ratios:
Loss ratio (2)	48.7%	40.0%	45.5%	37.7%
Expense ratio (3)	45.9%	39.9%	44.2%	41.9%
Combined ratio (4)	89.1%	78.2%	85.7%	78.0%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

As previously disclosed, on March 21, 2013, the Company and two of its wholly owned subsidiaries, ASIC and ABIC, reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed their new lender-placed program and new rates in New York. Proposed changes to the program would affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $59,000 and $101,000 of Assurant Specialty Property’s net earned premiums for Six Months 2014 and full year 2013, respectively.

On October 7, 2013, the Company reached an agreement with the Florida Office of Insurance Regulation to file for a 10% reduction in lender-placed hazard insurance rates in Florida. The rates have been filed and approved, and were effective for new and renewing policies starting in the first quarter of 2014. As part of the agreement, ASIC will eliminate commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. These new lender-placed practices will take effect one year following the agreement. ASIC recorded approximately $236,000 and $547,000 of direct earned premiums in Florida for Six Months 2014 and full year 2013, respectively, for the type of policies that are subject to the rate reduction.

At the federal level, in early 2013, the Consumer Financial Protection Bureau published mortgage servicing guidelines that incorporate certain requirements mandated by the Dodd-Frank Act. In addition, the Federal Housing Finance Agency (“FHFA”) issued new mortgage servicer guidelines, which became effective in June 2014, that eliminate lender-placed insurance-related commissions and client quota share arrangements on properties securing government-sponsored entity loans. At the directive of the FHFA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation each issued bulletins in December 2013 implementing these mortgage servicer guidelines.

Lender-placed insurance products accounted for 73% of net earned premiums for both Six Months 2014 and full year 2013. The approximate corresponding contributions to the segment net income in these periods were 73% and 87%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Income

Segment net income decreased $38,210, or 36%, to $68,310 for Second Quarter 2014 from $106,520 for Second Quarter 2013 primarily due to higher non-catastrophe losses in our lender-placed insurance business. These losses were driven by severe weather, including approximately $14,625 (after-tax) of adverse reserve development from the first quarter of 2014. High severity fire claims also contributed to the decline. Second Quarter 2014 results include $13,373 (after-tax) of reportable catastrophe losses, compared with $9,163 (after-tax) in Second Quarter 2013. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.

Total Revenues

Total revenues increased $102,503, or 16%, to $739,634 for Second Quarter 2014 from $637,131 for Second Quarter 2013. The increase was primarily due to growth in lender-placed homeowners insurance and multifamily housing net earned premiums as well as fee income from the recent acquisitions of Field Asset Services and StreetLinks. Growth in lender-placed homeowners insurance was primarily due to the previously disclosed discontinuation of a client quota share reinsurance agreement and loan portfolios added in 2013.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $157,718, or 33%, to $636,222 for Second Quarter 2014 from $478,504 for Second Quarter 2013. The loss ratio increased to 48.7% from 40.0% primarily due to higher non-catastrophe losses from severe weather, including approximately $22,500 of adverse reserve development from the first quarter of 2014, high severity fire claims and lower premium rates from the new lender-placed homeowners insurance product. Reportable catastrophe losses were $20,574 for Second Quarter 2014 compared to $14,097 for Second Quarter 2013. The expense ratio increased to 45.9% in Second Quarter 2014 from 39.9% in Second Quarter 2013 mainly due to growth in fee based businesses and additional costs to support our lender-placed insurance business.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Income

Segment net income decreased $34,713, or 17%, to $166,051 for Six Months 2014 from $200,764 for Six Months 2013 primarily due to the items noted above. Six Months 2014 results include $18,467 (after-tax) of reportable catastrophe losses, compared with $19,177 (after-tax) in Six Months 2013. In addition, Six Months 2013 includes a $14,000 (non-tax deductible) regulatory settlement with the NYDFS.

Total Revenues

Total revenues increased $212,761, or 17%, to $1,431,640 for Six Months 2014 from $1,218,879 for Six Months 2013. Growth in lender-placed homeowners and multifamily housing net earned premiums and fee income related to Field Asset Services and StreetLinks were the main drivers of the increase. Growth in lender-placed homeowners insurance was primarily due to the previously disclosed discontinuation of a client quota share reinsurance agreement and loan portfolios added in 2013.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $270,304, or 30%, to $1,180,810 for Six Months 2014 from $910,506 for Six Months 2013. The loss ratio increased to 45.5% for Six Months 2014 from 37.7% for Six Months 2013 due to higher non-catastrophe losses from severe weather, high severity fire claims and lower premium rates from the new lender-placed homeowners insurance product. Reportable catastrophes losses for Six Months 2014 were $28,411 compared to reportable catastrophe losses for Six Months 2013 of $29,503. The expense ratio increased to 44.2% for Six Months 2014 from 41.9% for Six Months 2013 primarily due to growth in fee based businesses and additional costs to support our lender-placed insurance business. Six Months 2013 included a $14,000 (non-tax deductible) regulatory settlement with the NYDFS.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$505,257	$395,566	$928,021	$774,775
Net investment income	10,365	9,346	19,226	18,693
Fees and other income	8,983	7,355	17,194	13,431

Total revenues	524,605	412,267	964,441	806,899

Benefits, losses and expenses:
Policyholder benefits	394,841	297,278	705,614	572,773
Selling, underwriting and general expenses	122,253	102,596	243,657	207,265

Total benefits, losses and expenses	517,094	399,874	949,271	780,038

Segment income before provision for income taxes	7,511	12,393	15,170	26,861
Provision for income taxes	10,013	8,310	24,741	28,121

Segment net (loss) income	$(2,502)	$4,083	$(9,571)	$(1,260)

Net earned premiums:
Individual	$407,116	$296,049	$727,308	$577,655
Small employer group	98,141	99,517	200,713	197,120

Total	$505,257	$395,566	$928,021	$774,775

Insured lives by product line:
Individual			824	727
Small employer group			122	112

Total			946	839

Ratios:
Loss ratio (1)	78.1%	75.2%	76.0%	73.9%
Expense ratio (2)	23.8%	25.5%	25.8%	26.3%
Combined ratio (3)	100.6%	99.2%	100.4%	99.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Most provisions of the Affordable Care Act have now taken effect. The Affordable Care Act caused sweeping changes to the individual health insurance market. The full extent of the impact of those changes on our operation will not be known for some time. For more information, see Item 1A, “Risk Factors - Risk related to our industry - Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable” in our 2013 Annual Report on Form 10-K.

Because all individuals now have a guaranteed right to purchase health insurance policies, the Affordable Care Act introduced new and significant premium stabilization programs beginning in 2014: reinsurance, risk adjustment, and risk corridor (together, the “3 Rs”). These programs, discussed in further detail below, are meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

Reinsurance

This is a transitional program for 2014-2016, with decreasing impact over the three years. All commercial individual and group medical health plans are required to contribute to the funding of the program. Only individual health plans that are compliant with the essential health benefits of the Affordable Care Act are eligible to receive benefits from the program.

We are required to make contributions, which are recorded quarterly, based on both our Affordable Care Act and non-Affordable Care Act business. Contributions based on our non-Affordable Care Act business are included in selling, underwriting and general expenses and contributions based on our Affordable Care Act business are included as ceded premiums. Recoveries are recorded quarterly as ceded policyholder benefits and reflect the anticipated experience of our Affordable Care Act plans based on our analysis of current and historical claim data.

For the Second Quarter 2014 and Six Months 2014, we recorded reinsurance contributions of $4,497 and $8,440 and reinsurance recoveries of $63,996 and $80,012, respectively, in our consolidated statements of operations. As of June 30, 2014, we recorded reinsurance contributions payable of $10,127 and reinsurance recoverables of $80,012 on our consolidated balance sheets. Both contributions and recoveries for the 2014 program are scheduled to be settled in 2015.

Risk adjustment

This is a permanent program to transfer funds between health insurers based on the average health risk scores of their Affordable Care Act insured populations. Insurers with below-average risk scores will contribute into the pool. Insurers with above-average risk scores will receive payments out of the pool.

Risk scores are evaluated at the state, market, and legal entity level for Affordable Care Act-compliant policies. Risk adjustment amounts payable and receivable are reflected as adjustments to net earned premiums, and are recorded quarterly based on our current estimated loss experience of our Affordable Care Act business.

Based on the demographics of our Affordable Care Act population, extensive analytical evaluations, current and historical claim data as well as other internal and external data sources, external market studies and other published data, we believe that our average risk scores will be significantly higher than the industry averages.

For Second Quarter 2014 and Six Months 2014, we recorded net risk adjustment premiums of $55,317 and $61,538, respectively, in our consolidated statements of operations. As of June 30, 2014, we carried net risk adjustment receivables of $61,538 on our consolidated balance sheets. Risk transfer payments and receipts for the 2014 program are scheduled to be settled in 2015.

Risk corridor

This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health is not participating in any insurance marketplaces for 2014, risk corridors have no impact on our 2014 operations. Because the reinsurance and risk-adjustment programs are brand new and historical results are not available, estimates of amounts receivable from them are subject to considerable uncertainty. Actual amounts received may vary substantially from our estimates.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net (Loss) Income

Segment results decreased $6,585, or 161%, to a net loss of $2,502 for Second Quarter 2014 from net income of $4,083 for Second Quarter 2013. The decrease was primarily attributable to less favorable loss experience from new Affordable Care Act qualified policies, reflecting the guaranteed issue requirements and the health profiles of many first-time buyers, as well as a higher effective tax rate related to the Affordable Care Act.

Total Revenues

Total revenues increased $112,338, or 27%, to $524,605 for Second Quarter 2014 from $412,267 for Second Quarter 2013. Net earned premiums from our individual medical business increased $110,067, or 38%, due to growth in individual major medical product sales, including estimated recoveries from the Affordable Care Act’s risk adjustment program.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $117,220, or 29%, to $517,094 for Second Quarter 2014 from $399,874 for Second Quarter 2013. Policyholder benefits increased $97,563, or 33%, while the loss ratio increased to 78.1% from 75.2%. The increases in policyholder benefits and the loss ratio were primarily attributable to higher volumes of business and higher loss experience on individual major medical policies. Selling, underwriting and general expenses increased $19,657, or 19%, primarily due to higher commissions on new sales and $5,279 related to the annual fee on health insurers mandated by the Affordable Care Act effective January 1, 2014.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Loss

Segment net loss increased $8,311, or 660%, to a net loss of $9,571 for Six Months 2014 from a net loss of $1,260 for Six Months 2013. The increased net loss was primarily attributable to less favorable loss experience from new Affordable Care Act qualified policies, reflecting the guaranteed issue requirements and the health profiles of many first-time buyers, as well as a higher effective tax rate related to the Affordable Care Act.

Total Revenues

Total revenues increased $157,542, or 20%, to $964,441 for Six Months 2014 from $806,899 for Six Months 2013. Net earned premiums from our individual medical business increased $149,653, or 26%, due to growth in individual major medical product sales, including estimated recoveries from the Affordable Care Act’s risk adjustment program.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $169,233, or 22%, to $949,271 for Six Months 2014 from $780,038 for Six Months 2013. Policyholder benefits increased $132,841, or 23%, while the loss ratio increased to 76.0% from 73.9%. The increases in policyholder benefits and the loss ratio were primarily attributable to higher volumes of and higher loss experience on individual major medical policies. Selling, underwriting and general expenses increased $36,392, or 18%, primarily due to higher commissions on new sales and $9,933 related to the annual fee on health insurers mandated by the Affordable Care Act effective January 1, 2014.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$262,830	$253,261	$524,489	$505,201
Net investment income	29,660	30,202	61,055	60,340
Fees and other income	5,993	5,944	12,027	11,573

Total revenues	298,483	289,407	597,571	577,114

Benefits, losses and expenses:
Policyholder benefits	177,216	174,174	355,394	357,580
Selling, underwriting and general expenses	98,393	97,861	197,325	192,973

Total benefits, losses and expenses	275,609	272,035	552,719	550,553

Segment income before provision for income taxes	22,874	17,372	44,852	26,561
Provision for income taxes	8,442	5,898	16,505	9,004

Segment net income	$14,432	$11,474	$28,347	$17,557

Net earned premiums:
Group dental	$97,743	$95,031	$195,515	$191,065
Group disability	102,929	101,289	205,440	201,475
Group life	50,137	48,465	100,083	96,094
Group supplemental and vision products	12,021	8,476	23,451	16,567

Total	$262,830	$253,261	$524,489	$505,201

Voluntary	$109,529	$96,702	$217,219	$193,620
Employer-paid and other	153,301	156,559	307,270	311,581

Total	$262,830	$253,261	$524,489	$505,201

Ratios:
Loss ratio (1)	67.4%	68.8%	67.8%	70.8%
Expense ratio (2)	36.6%	37.8%	36.8%	37.3%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Income

Segment net income increased $2,958, or 26%, to $14,432 for Second Quarter 2014 from $11,474 for Second Quarter 2013. This increase was primarily attributable to improved disability results, reflecting lower claim incidence and the previously disclosed increase in the reserve discount rate for new long-term disability claims. In addition, results also benefitted from favorable life insurance mortality rates.

Total Revenues

Total revenues increased $9,076, or 3%, to $298,483 for Second Quarter 2014 from $289,407 for Second Quarter 2013. Net earned premium growth was driven by voluntary products which increased $12,827, or 13%, partially offset by declines in employer paid products.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $3,574, or 1% to $275,609 for Second Quarter 2014 from $272,035 for Second Quarter 2013. The loss ratio decreased to 67.4% from 68.8% primarily driven by favorable disability and life insurance loss experience. Disability results include the effect of a previously disclosed increase in the reserve discount rate for new long-term disability claims. The expense ratio decreased to 36.6% in Second Quarter 2014 compared to 37.8% in Second Quarter 2013 due to ongoing expense saving initiatives.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Income

Segment net income increased $10,790, or 61%, to $28,347 for Six Months 2014 from $17,557 for Six Months 2013. Results for Six Months 2014 were driven by favorable loss experience in all major product lines. Six Months 2014 results include the effect of a previously disclosed increase in the reserve discount rate primarily for new long-term disability claims.

Total Revenues

Total revenues increased $20,457, or 4%, to $597,571 for Six Months 2014 from $577,114 for Six Months 2013. Net earned premiums growth was driven by voluntary products which increased $23,599, or 12%, partially offset by declines in employer paid products.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $2,166, or less than 1%, to $552,719 for Six Months 2014 from $550,553 for Six Months 2013. The loss ratio decreased to 67.8% from 70.8% primarily driven by favorable experience in all major product lines. The expense ratio decreased to 36.8% for Six Months 2014 from 37.3% for Six Months 2013 due to ongoing expenses saving initiatives.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$4,619	$4,806	$9,861	$10,315
Net realized gains on investments	6,087	20,857	25,838	33,895
Amortization of deferred gain on disposal of businesses	3,644	4,072	7,304	8,164
Fees and other income	40	233	123	289

Total revenues	14,390	29,968	43,126	52,663

Benefits, losses and expenses:
Policyholder benefits	0	1,462	0	1,462
Selling, underwriting and general expenses	27,308	34,943	55,228	62,033
Interest expense	13,776	21,520	30,841	36,598

Total benefits, losses and expenses	41,084	57,925	86,069	100,093

Segment loss before benefit for income taxes	(26,694)	(27,957)	(42,943)	(47,430)
Benefit for income taxes	(30,531)	(8,012)	(29,969)	(15,374)

Segment net income (loss)	$3,837	$(19,945)	$(12,974)	$(32,056)

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Income (Loss)

Segment results increased $23,782, or 119%, to net income of $3,837 for Second Quarter 2014 compared with a net loss of $19,945 for Second Quarter 2013. The increase was primarily due to a $20,753 one-time tax benefit related to the conversion of the Canadian branch operations of certain U.S. companies to foreign corporate entities.

Total Revenues

Total revenues decreased $15,578, or 52%, to $14,390 for Second Quarter 2014 compared with $29,968 for Second Quarter 2013. The decrease is primarily related to a $14,770 decrease in net realized gains on investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $16,841, or 29%, to $41,084 for Second Quarter 2014 compared with $57,925 for Second Quarter 2013. Interest expense declined $7,744 primarily due to repayment of the 2004 Senior Notes with an aggregate principal amount of $500,000 on February 18, 2014. In addition, Second Quarter 2014 had lower selling, underwriting and general expenses compared with Second Quarter 2013 primarily due to lower employee-related benefit costs and expense reduction initiatives.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Loss

Segment net loss decreased $19,082, or 60%, to $12,974 for Six Months 2014 compared with $32,056 for Six Months 2013. The decrease is primarily due to the $20,753 one-time tax benefit related to a change in tax entity classification discussed above.

Total Revenues

Total revenues decreased $9,537, or 18%, to $43,126 for Six Months 2014 compared with $52,663 for Six Months 2013. The decrease is primarily related to an $8,057 decrease in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses decreased $14,024, or 14%, to $86,069 for Six Months 2014 compared with $100,093 for Six Months 2013. Interest expense declined $5,757 primarily due to repayment of the 2004 Senior Notes with an aggregate principal amount of $500,000 on February 18, 2014. In addition, Six Months 2014 had lower selling, underwriting and general expenses compared with Six Months 2013 primarily due to lower employee-related benefit costs and expenses reduction initiatives.

Investments

The Company had total investments of $14,661,819 and $14,244,015 as of June 30, 2014 and December 31, 2013, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2014		December 31, 2013
Aaa / Aa / A	$7,517,704	63.7%	$7,214,256	63.9%
Baa	3,538,102	29.9%	3,316,035	29.4%
Ba	523,346	4.4%	523,175	4.6%
B and lower	237,195	2.0%	238,409	2.1%

Total	$11,816,347	100.0%	$11,291,875	100.0%

Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturity securities	$133,075	$133,295	$263,520	$267,623
Equity securities	6,941	6,856	13,575	13,743
Commercial mortgage loans on real estate	18,590	19,463	37,037	38,800
Policy loans	594	739	1,309	1,732
Short-term investments	16	649	580	1,090
Other investments	9,422	5,512	23,362	11,611
Cash and cash equivalents	5,216	2,992	9,121	6,908

Total investment income	173,854	169,506	348,504	341,507
Investment expenses	(6,346)	(5,582)	(12,938)	(11,598)

Net investment income	$167,508	$163,924	$335,566	$329,909

Net investment income increased $3,584, or 2.2%, to $167,508 for Second Quarter 2014 compared with $163,924 for Second Quarter 2013. The increase for the period was primarily related to $2,859 in additional investment income from real estate joint venture partnerships and $1,760 in additional investment income related to the loss recovery on certain mortgage-backed securities as a result of a trust settlement agreement. Excluding the investment income from the real estate joint venture partnerships and the trust settlement agreement, net investment income decreased $1,035, primarily reflecting lower investment yields. Net investment income increased $5,657, or 1.7%, to $335,566 for Six Months 2014 compared with $329,909 for Six Months 2013. The increase for the period was primarily related to $9,812 in additional investment income from real estate joint venture partnerships and $1,760 in additional investment income related to the loss recovery on certain mortgage-backed securities as a result of a trust settlement agreement. Excluding the investment income from the real estate joint venture partnerships and the trust settlement agreement, net investment income decreased $5,915, primarily reflecting lower investment yields.

As of June 30, 2014, the Company owned $205,780 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $194,813 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At June 30, 2014, approximately 3.0% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1.5% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 11.9% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of June 30, 2014 and December 31, 2013, our collateral held under securities lending agreements, the use of which is unrestricted, was $95,222 and $95,215, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,217 and $95,206, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending agreements is recorded as an unrealized gain (loss) and is included as part of AOCI. There was one security in an unrealized loss position as of June 30, 2014 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On November 18, 2013, A.M. Best affirmed the financial strength ratings of Assurant’s businesses with a stable outlook. At that time, A.M. Best also affirmed Assurant’s debt rating of bbb and revised the outlook from stable to positive. On March 12, 2013, Moody’s Investor Services (“Moody’s”) downgraded the insurance financial strength ratings of two of Assurant’s rated life and health subsidiaries from A3 to Baa1 due to pressures on earnings and concerns about the impact of the Affordable Care Act. Moody’s outlook on these two subsidiaries remains negative. On July 1, 2014, Standard and Poor’s (“S&P”) affirmed the financial strength ratings of Assurant’s businesses with a stable outlook. At that time, S&P also affirmed Assurant’s debt rating of BBB+ and stable outlook. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2013 Annual Report on Form 10-K. For 2014, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $484,000.

Liquidity

As of June 30, 2014, we had $559,124 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $762,657, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $559,124 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $122,440 for Six Months 2014. In 2013, dividends, net of infusions, made to the holding company from its operating companies were $607,295. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $118,447 and $472,308 during Six Months 2014 and the year ended December 31, 2013, respectively. We expect 2014 net dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.

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

We paid dividends of $0.27 per common share on June 10, 2014 to stockholders of record as of May 27, 2014. This represents an 8% increase above the quarter dividend of $0.25 per common share paid on March 10, 2014 to stockholders of record as of February 24, 2014. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

On November 18, 2013, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2013, there was $704,874 remaining under the total repurchase authorization. During the six months ended June 30, 2014, we repurchased 1,191,600 shares of our outstanding common stock at a cost of $79,490, exclusive of commissions. As of June 30, 2014, $625,384 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $6,429 and over-funded by $18,078 (based on the fair value of Plan assets compared to the projected benefit obligation) at June 30, 2014 and December 31, 2013, respectively. This equates to a 99% and 102% funded status at June 30, 2014 and December 31, 2013, respectively. The change in funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Six Months 2014, we contributed $15,000 in cash to the Plan. Additional cash, up to $15,000, is expected to be contributed to the Plan over the remainder of 2014.

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

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $350,000 senior revolving credit facility, of which $345,740 was available at June 30, 2014, due to $4,260 of outstanding letters of credit related to this program.

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

We did not use the commercial paper program during the three months ended June 30, 2014 or 2013, and there were no amounts outstanding relating to the commercial paper program at June 30, 2014 and December 31, 2013. The Company made no borrowings using the 2011 Credit Facility and no loans are outstanding at June 30, 2014.

The 2011 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2014, we were in compliance with all covenants, minimum ratios, and thresholds.

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

The net proceeds from the sale of the 2013 Senior Notes was $698,093, which represents the principal amount less the discount before offering expenses. The Company used the net proceeds of the 2013 Senior Notes for general corporate purposes, including to repay $500,000 of debt that matured in February 2014.

Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. Interest expense incurred related to the 2013 Senior Notes was $5,745 and $5,743 for the three months ended June 30, 2014 and 2013, respectively, and $11,489 and $5,743 for the six months ended June 30, 2014 and 2013, respectively. There was $6,635 and $5,688 of accrued interest at June 30, 2014 and 2013, respectively. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.

In addition, as of December 31, 2013, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $19,352 and $30,081 for the six months ended June 30, 2014 and 2013, respectively. There was $12,023 and $22,070 of accrued interest at June 30, 2014 and 2013, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2014	2013
Operating activities (1)	$252,890	$261,096
Investing activities	34,595	(343,602)
Financing activities	(605,799)	443,497

Net change in cash	$(318,314)	$360,991

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $252,890 and $261,096 for Six Months 2014 and Six Months 2013, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments and by amounts yet to be recovered under the 3 R’s program, partially offset by increased net written premiums across all segments. For more information on the 3 R’s, please refer to Assurant Health’s Results of Operations section in this Item 2.

Net cash provided by (used in) investing activities was $34,595 and $(343,602) for Six Months 2014 and Six Months 2013, respectively. The increase in cash used in investing activities was primarily due to the change in short-term investments and fewer purchases of fixed maturity securities. These increases are partially offset by lower sales of fixed maturity securities, the acquisition of StreetLinks LLC and the purchase of an equity interest in Iké Asistencia.

Net cash (used in) provided by financing activities was $(605,799) and $443,497 for Six Months 2014 and Six Months 2013, respectively. The cash used in financing activities during Six Months 2014 was primarily due to the repayment of $467,330 of senior debt, which represents $500,000 in principal less amounts repurchased in 2013, and the payment of a contingent liability related to the acquisition of LSG. The cash provided by financing activities during Six Months 2013 was primarily due to the issuance of two series of senior notes. The Company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2014	2013
Interest paid on debt	$41,469	$30,094
Common stock dividends	38,933	36,944

Total	$80,402	$67,038

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $18,364 and $17,343 of letters of credit outstanding as of June 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2013 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Second Quarter 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended June 30, 2014, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A—Risk Factors” included in our 2013 Annual Report on Form 10-K. There have been no material changes during Second Quarter 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2014	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	314,600	$66.56	314,600	$683,941
February 1-28	0	0.00	0	683,941
March 1-31	0	0.00	0	683,941
April 1-30	302,000	65.54	302,000	664,154
May 1-31	292,000	67.22	292,000	644,532
June 1-30	283,000	67.68	283,000	625,384

Total	1,191,600	$66.73	1,191,600	$625,384

(1)	Shares repurchased pursuant to the May 14, 2012 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on November 18, 2013 for the repurchase of up to $600,000 of outstanding common stock.

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

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: July 29, 2014	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	President and Chief Executive Officer

Date: July 29, 2014	By:	/s/ MICHAEL J. PENINGER
	Name:	Michael J. Peninger
	Title:	Executive Vice President and Chief Financial Officer