Form 10-Q
period 2014-09-30
ASSURANT INC
filed 2014-11-04
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding at October 30, 2014 was 70,255,038.

ASSURANT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(in thousands except number of shares and per share amounts)

Assets

Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,482,812 in 2014 and $10,520,310 in 2013)	$11,624,009	$11,291,875
Equity securities available for sale, at fair value (cost - $458,965 in 2014 and $417,535 in 2013)	521,707	458,358
Commercial mortgage loans on real estate, at amortized cost	1,253,424	1,287,032
Policy loans	48,979	51,678
Short-term investments	465,295	470,458
Collateral held/pledged under securities agreements	95,977	95,215
Other investments	599,423	589,399

Total investments	14,608,814	14,244,015

Cash and cash equivalents	1,411,266	1,717,184
Premiums and accounts receivable, net	1,340,200	1,080,171
Reinsurance recoverables	6,149,708	5,752,134
Accrued investment income	151,108	145,189
Deferred acquisition costs	3,277,810	3,128,931
Property and equipment, at cost less accumulated depreciation	274,419	253,630
Goodwill	816,818	784,561
Value of business acquired	47,492	53,549
Other intangible assets, net	369,021	354,636
Other assets	354,382	258,942
Assets held in separate accounts	1,872,091	1,941,747

Total assets	$30,673,129	$29,714,689

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Balance Sheets (unaudited)

At September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(in thousands except number of shares and per share amounts)

Liabilities

Future policy benefits and expenses	$8,813,702	$8,646,572
Unearned premiums	6,784,089	6,662,672
Claims and benefits payable	3,577,964	3,389,371
Commissions payable	596,990	429,636
Reinsurance balances payable	110,507	106,932
Funds held under reinsurance	78,707	76,778
Deferred gain on disposal of businesses	88,362	99,311
Obligation under securities agreements	95,973	95,206
Accounts payable and other liabilities	1,793,509	1,662,348
Deferred income taxes, net	323,073	129,148
Tax payable	24,594	3,371
Debt	1,171,005	1,638,118
Liabilities related to separate accounts	1,872,091	1,941,747

Total liabilities	25,330,566	24,881,210

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 70,809,613 and 71,828,208 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1,490	1,482
Additional paid-in capital	3,117,645	3,087,533
Retained earnings	4,778,645	4,415,875
Accumulated other comprehensive income	659,746	426,830
Treasury stock, at cost; 77,803,252 and 76,039,652 shares at September 30, 2014 and December 31, 2013, respectively	(3,214,963)	(3,098,241)

Total stockholders’ equity	5,342,563	4,833,479

Total liabilities and stockholders’ equity	$30,673,129	$29,714,689

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands except number of shares and per share amounts)

Revenues
Net earned premiums	$2,257,809	$1,947,431	$6,490,005	$5,714,293
Net investment income	162,009	159,209	497,575	489,118
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	17,744	(2,429)	43,612	31,573
Total other-than-temporary impairment losses	—	(1,230)	(69)	(1,409)
Portion of net loss recognized in other comprehensive income, before taxes	—	28	39	100

Net other-than-temporary impairment losses recognized in earnings	—	(1,202)	(30)	(1,309)
Amortization of deferred gain on disposal of businesses	3,645	4,074	10,949	12,238
Fees and other income	261,281	151,567	716,850	401,126

Total revenues	2,702,488	2,258,650	7,758,961	6,647,039

Benefits, losses and expenses
Policyholder benefits	1,123,693	933,832	3,281,338	2,708,143
Amortization of deferred acquisition costs and value of business acquired	386,709	372,750	1,098,080	1,101,998
Underwriting, general and administrative expenses	953,559	737,326	2,681,135	2,168,367
Interest expense	13,776	20,771	44,617	57,369

Total benefits, losses and expenses	2,477,737	2,064,679	7,105,170	6,035,877

Income before provision for income taxes	224,751	193,971	653,791	611,162
Provision for income taxes	84,454	65,183	232,639	231,071

Net income	$140,297	$128,788	$421,152	$380,091

Earnings Per Share
Basic	$1.94	$1.70	$5.80	$4.89
Diluted	$1.92	$1.68	$5.74	$4.84
Dividends per share	$0.27	$0.25	$0.79	$0.71

Share Data
Weighted average shares outstanding used in basic per share calculations	72,182,547	75,544,542	72,561,191	77,662,796
Plus: Dilutive securities	864,157	915,249	866,171	899,205

Weighted average shares used in diluted per share calculations	73,046,704	76,459,791	73,427,362	78,562,001

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$140,297	$128,788	$421,152	$380,091

Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $27,439, $21,164, $(129,418) and $220,190, respectively	(51,617)	(43,305)	259,350	(431,554)
Change in other-than-temporary impairment gains, net of taxes of $48, $(150), $(1,236) and $(1,064), respectively	(89)	279	2,295	1,976
Change in foreign currency translation, net of taxes of $(10,957), $(1,627), $1,396 and $4,178, respectively	(54,264)	5,578	(34,434)	(28,653)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(885), $(1,748), $(3,073) and $(7,610), respectively	1,644	3,246	5,705	14,134

Total other comprehensive (loss) income	(104,326)	(34,202)	232,916	(444,097)

Total comprehensive income (loss)	$35,971	$94,586	$654,068	$(64,006)

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statement of Stockholders’ Equity (unaudited)

From December 31, 2013 through September 30, 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2013	$1,482	$3,087,533	$4,415,875	$426,830	$(3,098,241)	$4,833,479
Stock plan exercises	8	(19,290)	—	—	—	(19,282)
Stock plan compensation expense	—	35,015	—	—	—	35,015
Change in tax benefit from share-based payment arrangements	—	14,387	—	—	—	14,387
Dividends	—	—	(58,382)	—	—	(58,382)
Acquisition of common stock	—	—	—	—	(116,722)	(116,722)
Net income	—	—	421,152	—	—	421,152
Other comprehensive income	—	—	—	232,916	—	232,916

Balance, September 30, 2014	$1,490	$3,117,645	$4,778,645	$659,746	$(3,214,963)	$5,342,563

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013

	(in thousands)
Net cash provided by operating activities	$514,664	$724,038

Investing activities
Sales of:
Fixed maturity securities available for sale	1,288,291	1,814,687
Equity securities available for sale	83,488	173,499
Other invested assets	60,598	42,312
Property and equipment and other	173	154
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	585,263	695,398
Commercial mortgage loans on real estate	119,085	150,920
Purchases of:
Fixed maturity securities available for sale	(1,877,572)	(2,446,127)
Equity securities available for sale	(122,071)	(168,097)
Commercial mortgage loans on real estate	(88,531)	(109,504)
Other invested assets	(28,402)	(37,524)
Property and equipment and other	(58,879)	(33,519)
Subsidiaries, net of cash transferred (1)	(88,155)	(49,987)
Equity interest (2)	(20,950)	—
Change in short-term investments	2,326	(673,579)
Change in policy loans	2,576	823
Change in collateral held/pledged under securities agreements	(768)	(1,047)

Net cash used in investing activities	(143,528)	(641,591)

Financing activities
Issuance of debt	—	698,093
Repayment of debt	(467,330)	(32,310)
Change in tax benefit from share-based payment arrangements	14,387	(1,724)
Acquisition of common stock	(115,866)	(299,624)
Dividends paid	(58,382)	(55,777)
Payment of contingent obligations (3)	(31,871)	—
Change in obligation under securities agreements	768	1,047

Net cash (used in) provided by financing activities	(658,294)	309,705

Effect of exchange rate changes on cash and cash equivalents	(18,760)	(14,859)

Change in cash and cash equivalents	(305,918)	377,293
Cash and cash equivalents at beginning of period	1,717,184	909,404

Cash and cash equivalents at end of period	$1,411,266	$1,286,697

(1)	2014 includes the acquisitions of StreetLinks, LLC and eMortgage Logic, LLC. 2013 includes the acquisition of Field Asset Services.
(2)	Relates to the purchase of equity interest in Iké Asistencia.
(3)	Relates to the delayed and contingent liability payments established at the time of acquisition of Lifestyle Services Group. Change in amount paid, in comparison to December 31, 2013 amount disclosed, is mainly due to foreign currency translation.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America, Latin America, Europe and other select worldwide markets.

The Company is traded on the New York Stock Exchange under the symbol “AIZ”.

Through its operating subsidiaries, the Company provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts, pre-funded funeral insurance, lender-placed homeowners insurance, property, appraisal, preservation and valuation services, renters insurance and related products, manufactured housing homeowners insurance, individual health and small employer group health insurance, group dental insurance, group disability insurance, and group life insurance.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.

The interim financial data as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”) introduced new and significant premium stabilization programs in 2014. These programs required the Company to record amounts to our consolidated financial statements based on assumptions and estimates which could materially change as experience develops.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

On January 1, 2014, the Company adopted the other expenses guidance that addresses how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The Company’s adoption of this guidance impacts the results of our Assurant

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Health and Assurant Employee Benefits segments. During the third quarter of 2014, the final assessment of the annual insurer fee of $25,723 was paid to the federal government. As a result of this payment, the estimated liability for the mandated fees was reduced to $0. For the nine months ended September 30, 2014, the Company recorded $19,292 of amortization expense related to the deferred costs in underwriting, general and administrative expenses in the consolidated statements of operations, resulting in an ending balance in deferred costs, recorded in other assets on the consolidated balance sheet, of $6,431 as of September 30, 2014.

Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition. The amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Therefore, the Company is required to adopt the guidance on January 1, 2017. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating the requirements of the revenue recognition guidance as it relates to its non-insurance contract revenue and the potential impact on the Company’s financial position and results of operations.

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

On March 24, 2014, the Company made the required delayed payment of £3,000 ($4,951) and contingent payment of £16,313 ($26,920) to complete the previously disclosed October 25, 2013 acquisition of Lifestyle Services Group. The contingent payment was made given the stipulated contractual renewal of a key client.

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

On September 3, 2014, the Company acquired eMortgage Logic, LLC, a national provider of residential valuation products and valuation technology services. The acquisition-date fair value totaled $28,263, which primarily consists of an initial cash payment of $17,000 and a contingent payment of $10,231. The contingent consideration arrangement is based on future expected revenue. In connection with the acquisition, the Company recorded $11,270 of customer and technology based intangible assets, all of which are amortizable over a 3 to 11 year period, and $14,058 of goodwill, all of which is tax-deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business within Assurant Specialty Property.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$172,994	$5,053	$(639)	$177,408	$—
States, municipalities and political subdivisions	758,072	72,812	(517)	830,367	—
Foreign governments	610,000	60,062	(1,706)	668,356	—
Asset-backed	4,061	1,729	(32)	5,758	1,620
Commercial mortgage-backed	56,527	1,534	—	58,061	—
Residential mortgage-backed	949,236	51,815	(3,446)	997,605	19,404
Corporate	7,931,922	966,302	(11,770)	8,886,454	23,163

Total fixed maturity securities	$10,482,812	$1,159,307	$(18,110)	$11,624,009	$44,187

Equity securities:
Common stocks	$21,129	$13,743	$(49)	$34,823	$—
Non-redeemable preferred stocks	437,836	51,485	(2,437)	486,884	—

Total equity securities	$458,965	$65,228	$(2,486)	$521,707	$—

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$408,378	$4,166	$(1,888)	$410,656	$—
States, municipalities and political subdivisions	774,233	63,543	(2,624)	835,152	—
Foreign governments	647,486	35,543	(7,608)	675,421	—
Asset-backed	4,320	1,910	(56)	6,174	1,773
Commercial mortgage-backed	57,594	2,850	(82)	60,362	—
Residential mortgage-backed	919,216	41,905	(13,217)	947,904	19,525
Corporate	7,709,083	684,776	(37,653)	8,356,206	19,359

Total fixed maturity securities	$10,520,310	$834,693	$(63,128)	$11,291,875	$40,657

Equity securities:
Common stocks	$17,890	$11,352	$(10)	$29,232	$—
Non-redeemable preferred stocks	399,645	38,880	(9,399)	429,126	—

Total equity securities	$417,535	$50,232	$(9,409)	$458,358	$—

(a)	Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $275,657 and $234,640, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2014 and December 31, 2013, revenue bonds account for 51% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At September 30, 2014, approximately 74%, 11% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2013, approximately 70%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of our foreign government securities as of September 30, 2014 and December 31, 2013.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,075,379 with an unrealized gain of $108,088 at September 30, 2014 and $1,082,129 with an unrealized gain of $78,126 at December 31, 2013. Approximately 23% and 25% of the corporate European exposure is held in the financial industry at September 30, 2014 and December 31, 2013, respectively. Our largest European country exposure represented approximately 5% and 6% of the fair value of our corporate securities as of September 30, 2014 and December 31, 2013, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The cost or amortized cost and fair value of fixed maturity securities at September 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$339,714	$344,017
Due after one year through five years	2,437,561	2,571,729
Due after five years through ten years	2,690,101	2,832,899
Due after ten years	4,005,612	4,813,940

Total	9,472,988	10,562,585
Asset-backed	4,061	5,758
Commercial mortgage-backed	56,527	58,061
Residential mortgage-backed	949,236	997,605

Total	$10,482,812	$11,624,009

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$401,627	$525,996	$1,403,671	$2,028,274
Gross realized gains	18,109	9,865	49,696	46,290
Gross realized losses	1,607	12,339	8,174	23,391

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$17,848	$(2,232)	$39,538	$20,215
Equity securities	(149)	82	4,988	4,753
Other investments	45	(279)	(914)	6,605

Total net realized gains (losses) related to sales and other	17,744	(2,429)	43,612	31,573

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	(660)	(30)	(767)
Other investments	—	(542)	—	(542)

Total net realized losses related to other-than-temporary impairments	—	(1,202)	(30)	(1,309)

Total net realized gains (losses)	$17,744	$(3,631)	$43,582	$30,264

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

There was no OTTI for the three months ended September 30, 2014. For the nine months ended September 30, 2014, the Company recorded $69 of OTTI, of which $30 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $39 related to all other factors and recorded as an unrealized loss component of AOCI. For the three and nine months ended September 30, 2013, the Company recorded $1,230 and $1,409, respectively, of OTTI, of which $1,202 and $1,309, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $28 and $100, respectively, related to all other factors and recorded as an unrealized loss component of AOCI.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following tables set forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2014	2013
Balance, June 30,	$39,248	$93,745
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(506)	(597)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,662)	(190)

Balance, September 30,	$37,080	$92,958

	Nine Months Ended September 30,
	2014	2013
Balance, January 1,	$45,278	$95,589
Additions for credit loss impairments recognized in the current period on securities previously impaired	30	107
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3,151)	(1,465)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5,077)	(1,273)

Balance, September 30,	$37,080	$92,958

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

Three and Nine Months Ended September 30, 2014 and 2013

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$37,746	$(104)	$24,895	$(535)	$62,641	$(639)
States, municipalities and political subdivisions	7,080	(383)	4,565	(134)	11,645	(517)
Foreign governments	43,539	(112)	46,480	(1,594)	90,019	(1,706)
Asset-backed	—	—	1,462	(32)	1,462	(32)
Residential mortgage-backed	104,337	(379)	124,490	(3,067)	228,827	(3,446)
Corporate	720,525	(7,245)	196,815	(4,525)	917,340	(11,770)

Total fixed maturity securities	$913,227	$(8,223)	$398,707	$(9,887)	$1,311,934	$(18,110)

Equity securities:
Common stock	$1,078	$(46)	$193	$(3)	$1,271	$(49)
Non-redeemable preferred stocks	58,042	(756)	31,314	(1,681)	89,356	(2,437)

Total equity securities	$59,120	$(802)	$31,507	$(1,684)	$90,627	$(2,486)

	December 31, 2013
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$52,615	$(1,464)	$3,514	$(424)	$56,129	$(1,888)
States, municipalities and political subdivisions	30,145	(2,624)	—	—	30,145	(2,624)
Foreign governments	217,708	(7,596)	111	(12)	217,819	(7,608)
Asset-backed	—	—	1,442	(56)	1,442	(56)
Commercial mortgage-backed	5,036	(82)	—	—	5,036	(82)
Residential mortgage-backed	407,808	(11,667)	31,498	(1,550)	439,306	(13,217)
Corporate	1,412,611	(36,848)	19,291	(805)	1,431,902	(37,653)

Total fixed maturity securities	$2,125,923	$(60,281)	$55,856	$(2,847)	$2,181,779	$(63,128)

Equity securities:
Common stock	$187	$(10)	$—	$—	$187	$(10)
Non-redeemable preferred stocks	159,723	(8,200)	11,807	(1,199)	171,530	(9,399)

Total equity securities	$159,910	$(8,210)	$11,807	$(1,199)	$171,717	$(9,409)

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent approximately 2% and 3% of the aggregate fair value of the related securities at September 30, 2014 and December 31, 2013, respectively. Approximately 44% and 94% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2014 and December 31, 2013, respectively. The total gross unrealized losses are comprised of 477 and 667 individual securities at September 30, 2014 and December 31, 2013, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2014 and December 31, 2013. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2014, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s foreign governments, residential mortgage-backed, and corporate fixed maturity securities, and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the industrial sector. The industrial sector’s gross unrealized losses of twelve months or more were $1,365, or 30%, of the corporate fixed maturity securities total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of September 30, 2014, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of September 30, 2014, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At September 30, 2014, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans ranges in size from $6 to $15,288 at September 30, 2014 and from $9 to $15,574 at December 31, 2013.

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

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	September 30, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,129,193	89.8%	2.03
71 – 80%	87,488	7.0%	1.25
81 – 95%	34,694	2.7%	0.97
Greater than 95%	6,531	0.5%	0.43

Gross commercial mortgage loans	1,257,906	100%	1.94

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,253,424

	December 31, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,143,200	88.5%	1.97
71 – 80%	73,603	5.7%	1.44
81 – 95%	58,752	4.6%	1.19
Greater than 95%	15,959	1.2%	0.87

Gross commercial mortgage loans	1,291,514	100%	1.89

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,287,032

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

As of September 30, 2014 and December 31, 2013, our collateral held under securities lending agreements, of which its use is unrestricted, was $95,977 and $95,215, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,973 and $95,206, respectively, and is included in the consolidated balance sheets under obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. There was one security in an unrealized loss position as of September 30, 2014 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent consideration related to a business combination and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	September 30, 2014
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$177,408	$—		$177,408		$—
State, municipalities and political subdivisions	830,367	—		830,367		—
Foreign governments	668,356	705		667,651		—
Asset-backed	5,758	—		5,758		—
Commercial mortgage-backed	58,061	—		57,608		453
Residential mortgage-backed	997,605	—		997,605		—
Corporate	8,886,454	—		8,771,973		114,481
Equity securities:
Common stocks	34,823	34,139		684		—
Non-redeemable preferred stocks	486,884	—		482,839		4,045
Short-term investments	465,295	392,642	b	72,653	c	—
Collateral held/pledged under securities agreements	74,976	66,971	b	8,005	c	—
Other investments	268,842	58,021	a	208,234	c	2,587	d
Cash equivalents	821,233	818,528	b	2,705	c	—
Other assets	1,735	—		755	f	980	e
Assets held in separate accounts	1,820,241	1,639,251	a	180,990	c	—

Total financial assets	$15,598,038	$3,010,257		$12,465,235		$122,546

Financial Liabilities
Other liabilities	$86,155	$58,021	a	$34	f	$28,100	f
Liabilities related to separate accounts	1,820,241	1,639,251	a	180,990	c	—

Total financial liabilities	$1,906,396	$1,697,272		$181,024		$28,100

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	December 31, 2013
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$410,656	$—		$410,656		$—
State, municipalities and political subdivisions	835,152	—		812,495		22,657
Foreign governments	675,421	789		657,775		16,857
Asset-backed	6,174	—		6,174		—
Commercial mortgage-backed	60,362	—		59,764		598
Residential mortgage-backed	947,904	—		943,737		4,167
Corporate	8,356,206	—		8,240,862		115,344
Equity securities:
Common stocks	29,232	28,548		684		—
Non-redeemable preferred stocks	429,126	—		421,616		7,510
Short-term investments	470,458	273,518	b	196,940	c	—
Collateral held/pledged under securities agreements	74,212	67,202	b	7,010	c	—
Other investments	246,748	66,659	a	175,918	c	4,171	d
Cash equivalents	1,233,701	967,372	b	266,329	c	—
Other assets	3,726	—		1,235	f	2,491	e
Assets held in separate accounts	1,887,988	1,696,811	a	191,177	c	—

Total financial assets	$15,667,066	$3,100,899		$12,392,372		$173,795

Financial Liabilities
Other liabilities	$106,992	$54,794	a	$31,868	g	$20,330	f
Liabilities related to separate accounts	1,887,988	1,696,811	a	191,177	c	—

Total financial liabilities	$1,994,980	$1,751,605		$223,045		$20,330

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.
g.	Mainly includes contingent consideration liability related to a business combination.

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

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$503	$—	$(5)	$—	$(45)	$—	$—	$453
Corporate	116,827	1,684	(1,840)	9,637	(3,325)	1,515	(10,017)	114,481
Equity Securities
Non-redeemable preferred stocks	4,099	(1)	(53)	—	—	—	—	4,045
Other investments	2,615	(437)	2	439	(32)	—	—	2,587
Other assets	2,268	(1,288)	—	—	—	—	—	980
Financial Liabilities
Other liabilities	(23,160)	(4,940)	—	—	—	—	—	(28,100)

Total level 3 assets and liabilities	$103,152	$(4,982)	$(1,896)	$10,076	$(3,402)	$1,515	$(10,017)	$94,446

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$84	$—	$—	$—	$(84)	$—	$—	$—
Foreign governments	21,032	(2)	(433)	—	—	—	—	20,597
Commercial mortgage-backed	683	—	—	—	(42)	—	—	641
Residential mortgage-backed	20,326	(18)	64	—	(583)	—	(9,004)	10,785
Corporate	133,623	109	(2,070)	—	(1,543)	—	(6,965)	123,154
Equity Securities
Non-redeemable preferred stocks	2,301	—	289	—	—	3,527	—	6,117
Other investments	10,601	85	693	—	(636)	—	—	10,743
Other assets	2,963	(217)	—	—	—	—	—	2,746
Financial Liabilities
Other liabilities	(1,590)	(589)	—	(1,897)	—	—	—	(4,076)

Total level 3 assets and liabilities	$190,023	$(632)	$(1,457)	$(1,897)	$(2,888)	$3,527	$(15,969)	$170,707

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2014
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	$—	$—	$—	$—	$—	$(22,657)	$—
Foreign governments	16,857	(2)	18	—	—	—	(16,873)	—
Commercial mortgage-backed	598	—	(14)	—	(131)	—	—	453
Residential mortgage-backed	4,167	—	—	—	—	—	(4,167)	—
Corporate	115,344	1,739	2,286	19,578	(8,608)	1,515	(17,373)	114,481
Equity Securities
Non-redeemable preferred stocks	7,510	327	(186)	—	(1,830)	—	(1,776)	4,045
Other investments	4,171	(1,952)	11	439	(82)	—	—	2,587
Other assets	2,491	(1,511)	—	—	—	—	—	980
Financial Liabilities
Other liabilities	(20,330)	(3,770)	—	(4,000)	—	—	—	(28,100)

Total level 3 assets and liabilities	$153,465	$(5,169)	$2,115	$16,017	$(10,651)	$1,515	$(62,846)	$94,446

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
United States Government and government agencies and authorities	$4,175	$—	$(3)	$—	$(4,172)	$—	$—	$—
Foreign governments	23,097	(4)	(2,496)	—	—	—	—	20,597
Commercial mortgage-backed	1,774	20	(30)	—	(1,123)	—	—	641
Residential mortgage-backed	8,211	(31)	(1,145)	29,938	(1,326)	—	(24,862)	10,785
Corporate	158,003	(390)	(4,000)	5,325	(25,045)	4,997	(15,736)	123,154
Equity Securities
Non-redeemable preferred stocks	14	12	309	4,308	(2,040)	3,527	(13)	6,117
Other investments	11,327	(813)	1,275	8	(1,054)	—	—	10,743
Other assets	5,886	(3,140)	—	—	—	—	—	2,746
Financial Liabilities
Other liabilities	(2,560)	381	—	(1,897)	—	—	—	(4,076)

Total level 3 assets and liabilities	$209,927	$(3,965)	$(6,090)	$37,682	$(34,760)	$8,524	$(40,611)	$170,707

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.
(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.
(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds, the CPI Caps, and certain derivatives, the income valuation technique is generally used. For the periods ended September 30, 2014 and December 31, 2013, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of September 30, 2014 and December 31, 2013, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Short-term investments, collateral held/pledged under securities agreements, other investments, cash equivalents, and assets/liabilities held in separate accounts: To price the fixed maturity securities in these categories, the pricing service utilizes the standard inputs.

Other liabilities: The contingent consideration liability related to a business combination is valued at the contractual amount stated in the purchase agreement plus accrued interest. The contractual amount plus interest represents the fair value and is a market observable input due to the fact that the amount is specifically stated in the agreement and there is a short time frame (less than three months) for determining whether the payment will be made or not.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of September 30, 2014 and December 31, 2013 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $65,811 and $70,244 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of September 30, 2014 and December 31, 2013, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $53,626 and $97,219 were priced internally using independent and non-binding broker quotes as of September 30, 2014 and December 31, 2013, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Three and Nine Months Ended September 30, 2014 and 2013

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

Three and Nine Months Ended September 30, 2014 and 2013

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

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	September 30, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,253,424	$1,434,289	$—	$—	$1,434,289
Policy loans	48,979	48,979	48,979	—	—

Total financial assets	$1,302,403	$1,483,268	$48,979	$—	$1,434,289

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$766,039	$787,947	$—	$—	$787,947
Funds withheld under reinsurance	78,707	78,707	78,707	—	—
Debt	1,171,005	1,273,705	—	1,273,705	—
Obligations under securities agreements	95,973	95,973	95,973	—	—

Total financial liabilities	$2,111,724	$2,236,332	$174,680	$1,273,705	$787,947

	December 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,287,032	$1,444,974	$—	$—	$1,444,974
Policy loans	51,678	51,678	51,678	—	—

Total financial assets	$1,338,710	$1,496,652	$51,678	$—	$1,444,974

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$809,628	$808,734	—	—	$808,734
Funds withheld under reinsurance	76,778	76,778	76,778	—	—
Debt	1,638,118	1,656,588	—	1,656,588	—
Obligations under securities agreements	95,206	95,206	95,206	—	—

Total financial liabilities	$2,619,730	$2,637,306	$171,984	$1,656,588	$808,734

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

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

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carries an allowance for doubtful accounts for reinsurance recoverables of $10,820 as of September 30, 2014 and December 31, 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

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

The interest expense incurred related to the 2013 Senior Notes was $5,745 and $5,870 for the three months ended September 30, 2014 and 2013, respectively, and $17,234 and $11,613 for the nine months ended September 30, 2014 and 2013, respectively. There was $948 of accrued interest at both September 30, 2014 and 2013. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2014 and $11,375 and $10,553 on September 15, 2014 and 2013, respectively.

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

The interest expense incurred related to the 2004 Senior Notes was $8,031 and $14,714 for the three months ended September 30, 2014 and 2013, respectively, and $27,383 and $44,795 for the nine months ended September 30, 2014 and 2013, respectively. There was $4,008 and $7,523 of accrued interest at September 30, 2014 and 2013, respectively. The Company made interest payments on the 2004 Senior Notes of $30,094 on February 15, 2014 and 2013 and $16,031 and $30,094 on August 15, 2014 and 2013, respectively.

Credit Facility

On September 16, 2014, the Company entered into a five-year unsecured $400,000 revolving credit agreement (the “2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces the Company’s prior four-year $350,000 revolving credit facility (the “2011 Credit Facility”), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided the Company is in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,740 was available at September 30, 2014, due to $4,260 of outstanding letters of credit related to this program.

The Company did not use the commercial paper program during the nine months ended September 30, 2014 and 2013 and there were no amounts outstanding relating to the commercial paper program at September 30, 2014 and December 31, 2013. The Company made no borrowings using either the 2011 Credit Facility or the 2014 Credit Facility and no loans are outstanding at September 30, 2014.

The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2014, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

8. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended September 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at June 30, 2014	$(18,937)	$837,038	$28,811	$(82,840)	$764,072
Other comprehensive loss before reclassifications	(54,264)	(60,219)	(1,193)	—	(115,676)
Amounts reclassified from accumulated other comprehensive income	—	8,602	1,104	1,644	11,350

Net current-period other comprehensive (loss) income	(54,264)	(51,617)	(89)	1,644	(104,326)

Balance at September 30, 2014	$(73,201)	$785,421	$28,722	$(81,196)	$659,746

	Three Months Ended September 30, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at June 30, 2013	$(27,349)	$593,630	$25,558	$(171,331)	$420,508
Other comprehensive income (loss) before reclassifications	5,578	(45,212)	279	—	(39,355)
Amounts reclassified from accumulated other comprehensive income	—	1,907	—	3,246	5,153

Net current-period other comprehensive income (loss)	5,578	(43,305)	279	3,246	(34,202)

Balance at September 30, 2013	$(21,771)	$550,325	$25,837	$(168,085)	$386,306

	Nine Months Ended September 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive (loss) income before reclassifications	(34,434)	235,940	1,211	—	202,717
Amounts reclassified from accumulated other comprehensive income	—	23,410	1,084	5,705	30,199

Net current-period other comprehensive (loss) income	(34,434)	259,350	2,295	5,705	232,916

Balance at September 30, 2014	$(73,201)	$785,421	$28,722	$(81,196)	$659,746

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income

Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive (loss) income before reclassifications	(28,653)	(449,116)	1,952	—	(475,817)
Amounts reclassified from accumulated other comprehensive income	—	17,562	24	14,134	31,720

Net current-period other comprehensive (loss) income	(28,653)	(431,554)	1,976	14,134	(444,097)

Balance at September 30, 2013	$(21,771)	$550,325	$25,837	$(168,085)	$386,306

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2014	2013
Unrealized gains on securities	$13,234	$2,934	Net realized gains on investments, excluding other-than- temporary impairment losses
	(4,632)	(1,027)	Provision for income taxes

	$8,602	$1,907	Net of tax

OTTI	$1,697	$—	Portion of net loss recognized in other comprehensive income, before taxes
	(593)	—	Provision for income taxes

	$1,104	$—	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(24)	$12	(1)
Amortization of net loss	2,553	4,983	(1)

	2,529	4,995	Total before tax
	(885)	(1,749)	Provision for income taxes

	$1,644	$3,246	Net of tax

Total reclassifications for the period	$11,350	$5,153	Net of tax

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2014	2013
Unrealized gains on securities	$36,015	$27,019	Net realized gains on investments, excluding other-than-temporary impairment losses
	(12,605)	(9,457)	Provision for income taxes

	$23,410	$17,562	Net of tax

OTTI	$1,667	$37	Portion of net loss recognized in other comprehensive income, before taxes
	(583)	(13)	Provision for income taxes

	$1,084	$24	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(74)	$(88)	(1)
Amortization of net loss	8,853	21,833	(1)

	8,779	21,745	Total before tax
	(3,074)	(7,611)	Provision for income taxes

	$5,705	$14,134	Net of tax

Total reclassifications for the period	$30,199	$31,720	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 12 - Retirement and Other Employee Benefits for additional information.

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

Three and Nine Months Ended September 30, 2014 and 2013

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

Restricted Stock Units

RSUs granted to employees and to non-employee directors were 27,347 and 14,916 for the three months ended September 30, 2014 and 2013, respectively, and 358,611 and 481,134 for the nine months ended September 30, 2014 and 2013, respectively. The compensation expense recorded related to RSUs was $6,197 and $6,936 for the three months ended September 30, 2014 and 2013, respectively, and $17,174 and $19,207 for the nine months ended September 30, 2014 and 2013, respectively. The related total income tax benefit was $2,167 and $2,425 for the three months ended September 30, 2014 and 2013, respectively, and $6,001 and $6,714 for the nine months ended September 30, 2014 and 2013, respectively. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2014 and 2013 was $65.32 and $44.18, respectively.

As of September 30, 2014, there was $19,197 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.16 years. The total fair value of RSUs vested during the three months ended September 30, 2014 and 2013 was $1,473 and $982, respectively, and $32,354 and $20,832 for the nine months ended September 30, 2014 and 2013, respectively.

Performance Share Units

No PSUs were granted to employees during the three months ended September 30, 2014 and 2013. PSUs granted to employees were 380,349 and 408,808 for the nine months ended September 30, 2014 and 2013, respectively. The compensation expense recorded related to PSUs was $3,460 and $7,839 for the three months ended September 30, 2014 and 2013, respectively, and $17,022 and $16,688 for the nine months ended September 30, 2014 and 2013, respectively. The related total income tax benefit was $1,206 and $2,738 for the three months ended September 30, 2014 and 2013, respectively, and $5,942 and $5,832 for the nine months ended September 30, 2014 and 2013, respectively. The weighted average grant date fair value for PSUs granted during the nine months ended September 30, 2014 and 2013 was $64.93 and $44.22, respectively.

As of September 30, 2014, there was $23,107 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.87 years.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2014 and 2013 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the nine months ended September 30, 2014 and 2013 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

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

The compensation expense recorded related to the ESPP was $308 and $300 for the three months ended September 30, 2014 and 2013, respectively, and $893 and $798 for the nine months ended 2014 and 2013, respectively.

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

10. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2014	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	314,600	$66.56	314,600
February	—	—	—
March	—	—	—
April	302,000	65.54	302,000
May	292,000	67.22	292,000
June	283,000	67.68	283,000
July	—	—	—
August	386,000	65.07	386,000
September	186,000	65.00	186,000

Total	1,763,600	$66.18	1,763,600

On November 18, 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the total repurchase authorization $752,436 as of that date.

As of December 31, 2013, there was $704,874 remaining under the total repurchase authorization. During the nine months ended September 30, 2014, the Company repurchased 1,763,600 shares of the Company’s outstanding common stock at a cost of $116,686, exclusive of commissions, leaving $588,188 remaining under the total repurchase authorization at September 30, 2014.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator
Net income	$140,297	$128,788	$421,152	$380,091
Deduct dividends paid	(19,449)	(18,833)	(58,382)	(55,777)

Undistributed earnings	$120,848	$109,955	$362,770	$324,314

Denominator
Weighted average shares outstanding used in basic earnings per share	72,182,547	75,544,542	72,561,191	77,662,796
Incremental common shares from:
SARs	—	53,172	—	73,307
PSUs	864,157	859,572	866,171	823,393
ESPPs	—	2,505	—	2,505

Weighted average shares used in diluted earnings per share calculations	73,046,704	76,459,791	73,427,362	78,562,001

Earnings per common share - Basic
Distributed earnings	$0.27	$0.25	$0.79	$0.71
Undistributed earnings	1.67	1.45	5.01	4.18

Net income	$1.94	$1.70	$5.80	$4.89

Earnings per common share - Diluted
Distributed earnings	$0.27	$0.25	$0.79	$0.71
Undistributed earnings	1.65	1.43	4.95	4.13

Net income	$1.92	$1.68	$5.74	$4.84

There were no anti-dilutive SARs or PSUs outstanding that were not included in the computation of diluted EPS under the treasury stock method during the three and nine months ended September 30, 2014 and 2013.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

12. Retirement and Other Employee Benefits

The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013

Service cost	$7,966	$7,832	$1,139	$1,008	$494	$581
Interest cost	9,521	8,867	1,636	1,480	959	911
Expected return on plan assets	(12,427)	(11,036)	—	—	(766)	(799)
Amortization of prior service cost	—	4	218	249	(242)	(241)
Amortization of net loss (gain)	1,792	3,801	969	1,182	(208)	—
Curtailment/settlement charge	—	—	436	—	—	—

Net periodic benefit cost	$6,852	$9,468	$4,398	$3,919	$237	$452

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013

Service cost	$24,366	$26,432	$3,139	$3,308	$1,694	$2,281
Interest cost	27,821	24,017	4,636	3,880	2,909	2,561
Expected return on plan assets	(37,127)	(33,186)	—	—	(2,316)	(2,199)
Amortization of prior service cost	—	4	618	599	(692)	(691)
Amortization of net loss (gain)	6,342	17,451	2,819	4,382	(308)	—
Curtailment/settlement charge	—	—	436	—	—	—

Net periodic benefit cost	$21,402	$34,718	$11,648	$12,169	$1,287	$1,952

(1)	The Company’s nonqualified plan is unfunded.

Our qualified pension benefits plan (the “Plan”) was under-funded by $9,867 and over-funded by $18,078 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2014 and December 31, 2013, respectively. This equates to a 99% and 102% funded status at September 30, 2014 and December 31, 2013, respectively. The change in funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation. During the first nine months of 2014, $22,500 in cash was contributed to the Plan. Additional cash, up to $7,500, is expected to be contributed to the Plan over the remainder of 2014.

13. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance, property, appraisal, preservation and valuation services, renters insurance and related products and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements.

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$812,512	$654,889	$526,705	$263,703	$—	$2,257,809
Net investment income	95,898	24,574	8,312	28,594	4,631	162,009
Net realized gains on investments	—	—	—	—	17,744	17,744
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,645	3,645
Fees and other income	156,807	87,271	10,593	6,305	305	261,281

Total revenues	1,065,217	766,734	545,610	298,602	26,325	2,702,488

Benefits, losses and expenses

Policyholder benefits	257,000	258,344	430,499	177,850	—	1,123,693
Amortization of deferred acquisition costs and value of business acquired	287,110	90,356	1,511	7,732	—	386,709
Underwriting, general and administrative expenses	442,087	258,589	123,176	92,586	37,121	953,559
Interest expense	—	—	—	—	13,776	13,776

Total benefits, losses and expenses	986,197	607,289	555,186	278,168	50,897	2,477,737

Segment income (loss) before provision (benefit) for income tax	79,020	159,445	(9,576)	20,434	(24,572)	224,751
Provision (benefit) for income taxes	27,171	54,716	7,813	7,333	(12,579)	84,454

Segment income (loss) after tax	$51,849	$104,729	$(17,389)	$13,101	$(11,993)

Net income						$140,297

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$684,973	$612,165	$398,000	$252,293	$—	$1,947,431
Net investment income	92,845	23,819	9,168	28,516	4,861	159,209
Net realized losses on investments	—	—	—	—	(3,631)	(3,631)
Amortization of deferred gain on disposal of businesses	—	—	—	—	4,074	4,074
Fees and other income	107,908	29,786	7,630	6,032	211	151,567

Total revenues	885,726	665,770	414,798	286,841	5,515	2,258,650

Benefits, losses and expenses

Policyholder benefits	226,263	228,508	295,534	183,527	—	933,832
Amortization of deferred acquisition costs and value of business acquired	286,343	79,361	266	6,780	—	372,750
Underwriting, general and administrative expenses	325,537	181,172	107,086	87,329	36,202	737,326
Interest expense	—	—	—	—	20,771	20,771

Total benefits, losses and expenses	838,143	489,041	402,886	277,636	56,973	2,064,679

Segment income (loss) before provision (benefit) for income tax	47,583	176,729	11,912	9,205	(51,458)	193,971
Provision (benefit) for income taxes	11,374	61,679	5,351	3,056	(16,277)	65,183

Segment income (loss) after tax	$36,209	$115,050	$6,561	$6,149	$(35,181)

Net income						$128,788

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$2,335,498	$1,911,589	$1,454,726	$788,192	$—	$6,490,005
Net investment income	288,146	77,750	27,538	89,649	14,492	497,575
Net realized gains on investments	—	—	—	—	43,582	43,582
Amortization of deferred gain on disposal of businesses	—	—	—	—	10,949	10,949
Fees and other income	461,268	209,035	27,787	18,332	428	716,850

Total revenues	3,084,912	2,198,374	1,510,051	896,173	69,451	7,758,961

Benefits, losses and expenses

Policyholder benefits	781,908	830,073	1,136,113	533,244	—	3,281,338
Amortization of deferred acquisition costs and value of business acquired	824,023	249,189	1,759	23,109	—	1,098,080
Underwriting, general and administrative expenses	1,238,830	708,837	366,585	274,534	92,349	2,681,135
Interest expense	—	—	—	—	44,617	44,617

Total benefits, losses and expenses	2,844,761	1,788,099	1,504,457	830,887	136,966	7,105,170

Segment income (loss) before provision (benefit) for income tax	240,151	410,275	5,594	65,286	(67,515)	653,791
Provision (benefit) for income taxes	79,300	139,495	32,554	23,838	(42,548)	232,639

Segment income (loss) after tax	$160,851	$270,780	$(26,960)	$41,448	$(24,967)

Net income						$421,152

	As of September 30, 2014
Segment Assets:
Segment assets, excluding goodwill	$14,133,609	$4,060,535	$1,053,512	$2,272,749	$8,335,906	$29,856,311

Goodwill						816,818

Total assets						$30,673,129

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated

Revenues
Net earned premiums	$2,056,300	$1,727,724	$1,172,775	$757,494	$—	$5,714,293
Net investment income	282,502	74,723	27,861	88,856	15,176	489,118
Net realized gains on investments	—	—	—	—	30,264	30,264
Amortization of deferred gain on disposal of businesses	—	—	—	—	12,238	12,238
Fees and other income	279,758	82,202	21,061	17,605	500	401,126

Total revenues	2,618,560	1,884,649	1,221,697	863,955	58,178	6,647,039

Benefits, losses and expenses

Policyholder benefits	647,713	649,554	868,307	541,107	1,462	2,708,143
Amortization of deferred acquisition costs and value of business acquired	851,326	229,686	532	20,454	—	1,101,998
Underwriting, general and administrative expenses	969,112	520,307	314,085	266,628	98,235	2,168,367
Interest expense	—	—	—	—	57,369	57,369

Total benefits, losses and expenses	2,468,151	1,399,547	1,182,924	828,189	157,066	6,035,877

Segment income (loss) before provision (benefit) for income tax	150,409	485,102	38,773	35,766	(98,888)	611,162
Provision (benefit) for income taxes	47,902	169,288	33,472	12,060	(31,651)	231,071

Segment income (loss) after tax	$102,507	$315,814	$5,301	$23,706	$(67,237)

Net income						$380,091

	As of December 31, 2013
Segment Assets:
Segment assets, excluding goodwill	$13,321,648	$3,858,314	$884,077	$2,298,698	$8,567,391	$28,930,128

Goodwill						784,561

Total assets						$29,714,689

14. Commitments and Contingencies

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $17,708 and $17,343 of letters of credit outstanding as of September 30, 2014 and December 31, 2013, respectively.

As previously disclosed, during the first quarter of 2013, the Company and two of its wholly owned subsidiaries in the Assurant Specialty Property segment, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York which were approved in August 2014. The Company also continues to respond to and cooperate with other regulators regarding its lender-placed insurance business.

In addition, as previously disclosed, the Company is involved in a variety of litigation relating to its current and past business operations and may from time to time become involved in other such actions. In particular, the Company is a

Assurant, Inc.

Notes to Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

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

In July 2007 an Assurant subsidiary acquired Swansure Group, a privately held U.K. company, which owned D&D Homecare Limited (“D&D”). D&D was a packager of mortgages and certain insurance products, including Payment Protection Insurance (“PPI”) policies that, for a period of time, were underwritten by an Assurant subsidiary and sold by various alleged agents, including Carrington Carr Home Finance Limited (“CCHFL”), which is now in administration. In early 2014, as a result of consumer complaints alleging that CCHFL missold certain D&D-packaged PPI policies between August 8, 2003 and November 1, 2004, the U.K. Financial Ombudsman Service (“FOS”) requested that an Assurant subsidiary, Assurant Intermediary Limited (“AIL”), review complaints relating to CCHFL’s sale of such PPI policies. AIL is cooperating with the FOS. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty. Consequently, no estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.

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

15. Income Taxes

During the nine months ended September 30, 2014, the Company converted the Canadian branch operations of certain U.S. companies to foreign corporate entities. This conversion is an election for U.S. tax classification purposes only and requires the Company to record deferred taxes at local tax rates. As a result of this conversion, the Company recorded a one-time benefit of $20,753, which is reflected in the provision for income taxes line item in the consolidated statements of operations.

During the three months ended March 31, 2014, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $5,749 of income tax expense in the Assurant Health segment.

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

Three and Nine Months Ended September 30, 2014 and 2013

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

As of September 30, 2014 and 2013, the Company had not ceded any losses to Ibis Re II.

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

17. Subsequent Events

On October 16, 2014, the Company announced an agreement to sell its general agency business and primary associated insurance carrier, American Reliable Insurance Company (“ARIC”) to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc, for approximately $114,000 in cash. The business is part of the Assurant Specialty Property segment and offers specialty personal lines and agricultural insurance through general and independent agents. This transaction is anticipated to close in the first quarter of 2015. The sale price is subject to adjustment based on GAAP book value of the business from June 30, 2014 until the closing date of the of the transaction. The initial accounting for this disposition is incomplete primarily due to the timing of the sale date and an allocation of an estimated portion of Assurant Specialty Property’s goodwill. Thus, an estimate of the amount or range of loss cannot be made. As of September 30, 2014, the business had assets, excluding goodwill, of approximately $400,000 (primarily consisting of fixed maturity securities, premiums and accounts receivable and reinsurance recoverables) and liabilities of approximately $285,000 (primarily consisting of unearned premiums, claims and benefits payable and funds held under reinsurance).

On October 31, 2014, the Company acquired CWI Group, a market leading mobile insurance administrator in France, for approximately €56,000 (U.S.D.$71,000), subject to certain conditions with a possible earnout payment based on future performance. The initial accounting for this acquisition is incomplete due to the timing of the acquisition date, thus the estimated range of outcomes for the contingent consideration and the total amount of other intangible assets and goodwill for Assurant Solutions is not yet available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except number of shares and per-share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. and its subsidiaries (which we refer to collectively as “Assurant” or “the Company”) as of September 30, 2014, compared with December 31, 2013, and our results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2014 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2013 Annual Report on Form 10-K, Third Quarter 2014 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.

Some statements in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

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

General

We report our results through five segments: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and investment income earned from short-term investments held. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long Term Care, through reinsurance agreements as described below.

The following discussion relates to the three and nine months ended September 30, 2014 (“Third Quarter 2014” and “Nine Months 2014”) and the three and nine months ended September 30, 2013 (“Third Quarter 2013” and “Nine Months 2013”).

Executive Summary

Consolidated net income increased $11,509, or 9%, to $140,297 in Third Quarter 2014, compared with $128,788 of net income for Third Quarter 2013. For Nine Months 2014, net income increased $41,061 or 11%, to $421,152 for Nine Months 2014, compared with $380,091 for Nine Months 2013.

Assurant Solutions net income increased $15,640, or 43%, to $51,849 for Third Quarter 2014 from $36,209 for Third Quarter 2013. The increase was primarily driven by improved results in our domestic mobile business which benefitted from growth in covered devices in the U.S., continued favorable domestic loss experience, and additional income from client marketing programs.

Third Quarter 2014 net earned premiums increased 19% and fees and other income increased 45% compared with Third Quarter 2013, primarily due to the growth of our mobile protection programs globally, including our acquisition of Lifestyle Services Group last year and growth at a large service contract client.

Overall, we expect Assurant Solutions’ 2014 net earned premiums and fees to increase compared to 2013, primarily driven by growth in mobile business. The timing of new product introductions, client marketing programs and seasonal trends in mobile may cause fourth quarter results to vary.

Assurant Specialty Property net income decreased $10,321, or 9%, to $104,729 for Third Quarter 2014 from $115,050 for Third Quarter 2013, primarily due to the impact of lower premium rates in the lender-placed insurance business. There were no reportable catastrophes in either Third Quarter 2014 or Third Quarter 2013. Non-catastrophe losses increased due to higher frequency of claims from properties that have moved to foreclosure.

Net earned premiums and fees in this segment increased in Third Quarter 2014 compared with Third Quarter 2013, mainly attributable to the residual benefit of the previously disclosed discontinuation of a client quota share reinsurance agreement and the Field Asset Services and StreetLinks acquisitions. These items were partially offset by lower premium rates.

The Third Quarter 2014 expense ratio increased 640 basis points compared with the Third Quarter 2013. The increase was primarily due to growth in fee-based businesses, which have higher expense ratios than our insurance products. This increase was offset by additional revenue.

In addition, as previously disclosed, a client decided during Third Quarter 2014 to transfer a portion of their lender-placed portfolio resulting in a decrease of approximately 600,000 loans with higher-than-average placement rates. We anticipate the impact of this change will begin in the fourth quarter of 2014.

Overall, we expect Assurant Specialty Property’s 2014 net earned premiums and fees to increase from 2013 driven by growth in targeted areas, including contributions from recent acquisitions, as well as lender-placed insurance. We expect results in our lender-placed insurance business to continue to be affected by catastrophe losses, lower placement and premium rates and the loss of loans mentioned above. In addition, we expect our expense ratio to increase, primarily reflecting a higher mix of fee income business and additional costs to support lender-placed insurance business. We also expect our non-catastrophe loss ratio to remain elevated due to higher claims frequency and lower premium rates.

Assurant Health Third Quarter 2014 results decreased $23,950, or 365%, to a net loss of $17,389 compared with Third Quarter 2013 net income of $6,561. The decrease was primarily attributable to higher than anticipated claims from qualified Affordable Care Act policies as well as a higher effective tax rate, due to non-deductible compensation expenses. Pricing assumptions were made during last year’s open enrollment about the risk pool of consumers buying policies in a guaranteed issue environment. At that time, we believed that existing policyholders who were required to transition to Affordable Care Act plans would be healthier than new enrollees. However, rule changes announced in November 2013 and March 2014 allowed policyholders to extend their existing coverage through 2016. Therefore, Affordable Care Act business had worse morbidity characteristics than we had assumed, and 2014 policy pricing could not be modified.

In January 2015, we will reset pricing for all Affordable Care Act policies. We believe our rate actions, plan design changes and increased scale through our distribution on select public exchanges will drive improved results.

We expect Assurant Health’s full year 2014 net earned premiums and fees to increase compared to 2013, reflecting sales of new individual major medical policies under the Affordable Care Act. Segment results to reflect higher claims experience under the Affordable Care Act plans, additional tax liabilities, due to non-deductible compensation expenses and higher commission expenses on new sales.

At Assurant Employee Benefits, net income increased $6,952, or 113%, to $13,101 for Third Quarter 2014 from $6,149 for Third Quarter 2013. Improved results were primarily attributable to improved disability loss experience.

Third Quarter 2014 voluntary net earned premiums increased 12% compared to Third Quarter 2013, reflecting our strategic focus on this market. During Third Quarter 2014, we renewed our dental network agreement with Aetna for another three years, providing a broader network of dentists for our customers.

We expect Assurant Employee Benefits’ full year 2014 net earned premiums and fees to increase compared to 2013 due to growth in voluntary products. We also expect continued expense reduction actions to offset higher expenditures to support growth in our voluntary business. Results will continue to be affected by employment trends and capital market conditions.

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

For the nine months ended September 30, 2014, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $495,904; net cash used in investing activities totaled $143,528 and net cash used in financing activities totaled $658,294. We had $1,411,266 in cash and cash equivalents as of September 30, 2014. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates

Our 2013 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2013 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Third Quarter 2014.

The Affordable Care Act introduced new and significant premium stabilization programs in 2014. These programs required the Company to record amounts to our consolidated financial statements based on assumptions and estimates which could materially change as experience develops. Please refer to Assurant Health’s results of operations section further below in this Item 2 for details on these programs and the estimates recorded.

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$2,257,809	$1,947,431	$6,490,005	$5,714,293
Net investment income	162,009	159,209	497,575	489,118
Net realized gains (losses) on investments	17,744	(3,631)	43,582	30,264
Amortization of deferred gain on disposal of businesses	3,645	4,074	10,949	12,238
Fees and other income	261,281	151,567	716,850	401,126

Total revenues	2,702,488	2,258,650	7,758,961	6,647,039

Benefits, losses and expenses:
Policyholder benefits	1,123,693	933,832	3,281,338	2,708,143
Selling, underwriting and general expenses (1)	1,340,268	1,110,076	3,779,215	3,270,365
Interest expense	13,776	20,771	44,617	57,369

Total benefits, losses and expenses	2,477,737	2,064,679	7,105,170	6,035,877

Income before provision for income taxes	224,751	193,971	653,791	611,162
Provision for income taxes	84,454	65,183	232,639	231,071

Net income	$140,297	$128,788	$421,152	$380,091

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”).

The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Third Quarter 2014 and Nine Months 2014 and Third Quarter 2013 and Nine Months 2013. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Income

Net income increased $11,509, or 9%, to $140,297 in Third Quarter 2014, compared with $128,788 for Third Quarter 2013. The increase was mainly due to improved results in our Assurant Solutions and Assurant Employee Benefits segments, lower expenses in the Corporate and Other segment as well as an increase in net realized gains on investments. These items were partially offset by lower net income at Assurant Health and Assurant Specialty Property.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Income

Net income increased $41,061, or 11%, to $421,152 for Nine Months 2014, compared with $380,091 for Nine Months 2013. In addition to the items noted above, Nine Months 2014 includes a $20,753 one-time tax benefit related to the conversion of the Canadian branch operations of certain U.S. companies to foreign corporate entities. Please see Note 15 to the Consolidated Financial Statements for further information.

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$812,512	$684,973	$2,335,498	$2,056,300
Net investment income	95,898	92,845	288,146	282,502
Fees and other income	156,807	107,908	461,268	279,758

Total revenues	1,065,217	885,726	3,084,912	2,618,560

Benefits, losses and expenses:
Policyholder benefits	257,000	226,263	781,908	647,713
Selling, underwriting and general expenses	729,197	611,880	2,062,853	1,820,438

Total benefits, losses and expenses	986,197	838,143	2,844,761	2,468,151

Segment income before provision for income taxes	79,020	47,583	240,151	150,409
Provision for income taxes	27,171	11,374	79,300	47,902

Segment net income	$51,849	$36,209	$160,851	$102,507

Net earned premiums:
Domestic:
Credit	$39,534	$41,186	$123,329	$122,502
Service contracts	429,178	341,237	1,197,198	1,010,650
Other (1)	20,052	21,860	55,299	63,153

Total Domestic	488,764	404,283	1,375,826	1,196,305

International:
Credit	82,255	93,503	248,220	286,243
Service contracts	217,601	163,536	639,664	499,730
Other (1)	9,100	7,543	24,909	22,823

Total International	308,956	264,582	912,793	808,796

Preneed	14,792	16,108	46,879	51,199

Total	$812,512	$684,973	$2,335,498	$2,056,300

Fees and other income:
Domestic:
Debt protection	$7,092	$7,511	$21,533	$21,533
Service contracts	95,782	64,928	292,228	141,479
Other (1)	1,514	1,253	6,367	5,352

Total Domestic	104,388	73,692	320,128	168,364

International	24,965	13,604	61,310	32,191
Preneed	27,454	20,612	79,830	79,203

Total	$156,807	$107,908	$461,268	$279,758

Gross written premiums (2):
Domestic:
Credit	$75,155	$100,969	$245,046	$285,585
Service contracts	844,584	548,033	2,254,152	1,510,389
Other (1)	23,751	33,383	65,500	90,273

Total Domestic	943,490	682,385	2,564,698	1,886,247

International:
Credit	218,348	238,621	670,472	724,982
Service contracts	200,173	187,135	616,928	545,085
Other (1)	17,397	12,632	43,885	36,729

Total International	435,918	438,388	1,331,285	1,306,796

Total	$1,379,408	$1,120,773	$3,895,983	$3,193,043

Preneed (face sales)	$237,471	$259,500	$739,369	$745,891

Combined ratios (3):
Domestic	95.3%	99.3%	93.5%	98.0%
International	99.1%	100.8%	100.9%	101.7%

(1)	This includes emerging products and run-off product lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Income

Segment net income increased $15,640, or 43%, to $51,849 for Third Quarter 2014 from $36,209 for Third Quarter 2013. The increase was primarily driven by improved results in our domestic mobile business, reflecting growth in mobile subscribers, contributions from ongoing client marketing programs and continued favorable loss experience.

Total Revenues

Total revenues increased $179,491, or 20%, to $1,065,217 for Third Quarter 2014 from $885,726 for Third Quarter 2013. The increase was driven primarily by higher net earned premiums in our domestic and international service contract businesses, reflecting continued growth in mobile subscribers. Fees and other income increased $48,899 primarily driven by mobile programs and from the Lifestyle Services Group (“LSG”) acquisition during the fourth quarter of 2013.

Gross written premiums increased $258,635, or 23%, to $1,379,408 for Third Quarter 2014 from $1,120,773 for Third Quarter 2013. Gross written premiums from our domestic service contract business increased $296,551 driven by growth in mobile subscribers. Gross written premiums from our international service contract business increased $13,038 due to growth in the number of global mobile subscribers, the LSG acquisition and new and existing clients in Latin America. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates, primarily in Latin America.

Preneed face sales decreased $22,029, or 8%, to $237,471 for Third Quarter 2014 from $259,500 for Third Quarter 2013. This decrease was mostly attributable to a change in product offerings and a client’s temporary operational change.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $148,054, or 18%, to $986,197 for Third Quarter 2014 from $838,143 for Third Quarter 2013. Policyholder benefits increased $30,737 primarily related to the LSG acquisition, partially offset by favorable loss experience in our mobile business. Selling, underwriting and general expenses increased $117,317, mostly related to growth in our domestic mobile business and the LSG acquisition.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Income

Segment net income increased $58,344, or 57%, to $160,851 for Nine Months 2014 from $102,507 for Nine Months 2013. The increase was primarily driven by improved results in our domestic mobile business, reflecting growth in mobile subscribers, contributions from ongoing client marketing programs and continued favorable loss experience.

Total Revenues

Total revenues increased $466,352, or 18%, to $3,084,912 for Nine Months 2014 from $2,618,560 for Nine Months 2013. The increase was driven by higher net earned premiums in our domestic and international service contract businesses, reflecting continued growth in mobile subscribers. Fees and other income increased $181,510 primarily driven by mobile programs and the LSG acquisition.

Gross written premiums increased $702,940, or 22%, to $3,895,983 for Nine Months 2014 from $3,193,043 for Nine Months 2013. Gross written premiums from our domestic service contract business increased $743,763 driven by growth in mobile subscribers. Gross written premiums from our international service contract business increased $71,843 due to growth in mobile subscribers, the LSG acquisition and new and existing clients in Latin America. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates, primarily in Latin America.

Preneed face sales decreased $6,522, or 1%, to $739,369 for Nine Months 2014 from $745,891 for Nine Months 2013. This decrease was mostly attributable to a change in product offerings and a client’s temporary operational change. On June 25, 2014, we extended our exclusive distribution partnership with Service Corporation International, the largest funeral provider in North America, for an additional 10 years, through September 29, 2024.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $376,610, or 15%, to $2,844,761 for Nine Months 2014 from $2,468,151 for Nine Months 2013. Policyholder benefits increased $134,195 primarily related to the LSG acquisition, partially offset by favorable loss experience in our mobile business. Selling, underwriting and general expenses increased $242,415, mostly related to growth in our domestic mobile business and the LSG acquisition.

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$654,889	$612,165	$1,911,589	$1,727,724
Net investment income	24,574	23,819	77,750	74,723
Fees and other income	87,271	29,786	209,035	82,202

Total revenues	766,734	665,770	2,198,374	1,884,649

Benefits, losses and expenses:
Policyholder benefits	258,344	228,508	830,073	649,554
Selling, underwriting and general expenses	348,945	260,533	958,026	749,993

Total benefits, losses and expenses	607,289	489,041	1,788,099	1,399,547

Segment income before provision for income taxes	159,445	176,729	410,275	485,102
Provision for income taxes	54,716	61,679	139,495	169,288

Segment net income	$104,729	$115,050	$270,780	$315,814

Net earned premiums:
Homeowners (lender-placed and voluntary)	$456,369	$435,370	$1,341,495	$1,210,242
Manufactured housing (lender-placed and voluntary)	59,942	56,806	177,824	167,723
Other (1)	138,578	119,989	392,270	349,759

Total	$654,889	$612,165	$1,911,589	$1,727,724

Ratios:
Loss ratio (2)	39.4%	37.3%	43.4%	37.6%
Expense ratio (3)	47.0%	40.6%	45.2%	41.4%
Combined ratio (4)	81.8%	76.2%	84.3%	77.3%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

As previously disclosed, on March 21, 2013, the Company and two of its wholly owned subsidiaries, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed their new lender-placed program and new rates in New York, which were approved in August 2014. The changes to the program affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $91,000 and $101,000 of Assurant Specialty Property’s net earned premiums for Nine Months 2014 and full year 2013, respectively.

On October 7, 2013, the Company reached an agreement with the Florida Office of Insurance Regulation to file for a 10% reduction in lender-placed hazard insurance rates in Florida. The rates have been filed and approved, and were effective for new and renewing policies starting in the first quarter of 2014. As part of the agreement, ASIC eliminated commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. ASIC recorded approximately $354,000 and $547,000 of direct earned premiums in Florida for Nine Months 2014 and full year 2013, respectively, for the type of policies that are subject to the rate reduction.

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

Lender-placed insurance products accounted for 72% and 73% of net earned premiums for Nine Months 2014 and full year 2013, respectively. The approximate corresponding contributions to the segment net income in these periods were 78% and 87%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Income

Segment net income decreased $10,321, or 9%, to $104,729 for Third Quarter 2014 from $115,050 for Third Quarter 2013 primarily due to the impact of lower premium rates in the lender-placed insurance business. In addition, there were no reportable catastrophes in either Third Quarter 2014 or Third Quarter 2013. Non-catastrophe losses increased due to higher frequency of claims from properties that have moved to foreclosure.

Total Revenues

Total revenues increased $100,964, or 15%, to $766,734 for Third Quarter 2014 from $665,770 for Third Quarter 2013. The increase was primarily due to growth in lender-placed homeowners insurance net earned premiums, as well as fee income from the acquisitions of Field Asset Services and StreetLinks. Growth in lender-placed homeowners insurance is due to the previously disclosed discontinuation of a client quota share reinsurance agreement and is partially offset by the impact of lower premium rates.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $118,248, or 24%, to $607,289 for Third Quarter 2014 from $489,041 for Third Quarter 2013. The loss ratio increased to 39.4% from 37.3% primarily due to the impact of lower premium rates in the lender-placed insurance business and higher non-catastrophe losses. There were no reportable catastrophe losses in Third Quarter 2014 or Third Quarter 2013. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased to 47.0% in Third Quarter 2014 from 40.6% in Third Quarter 2013 mainly due to growth in fee-based businesses and lower premium rates in the lender-placed insurance business.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Income

Segment net income decreased $45,034, or 14%, to $270,780 for Nine Months 2014 from $315,814 for Nine Months 2013 primarily due to higher non-catastrophe losses in our lender-placed business. These losses were driven by severe weather and high severity fire claims. In addition, Nine Months 2013 includes a $14,000 (non-tax deductible) regulatory settlement with the NYDFS.

Total Revenues

Total revenues increased $313,725, or 17%, to $2,198,374 for Nine Months 2014 from $1,884,649 for Nine Months 2013. The increase was primarily due to growth in lender-placed homeowners insurance net earned premiums, as well as fee income from the acquisitions of Field Asset Services and StreetLinks. Growth in lender-placed homeowners insurance was primarily due to the previously disclosed discontinuation of a client quota share reinsurance agreement and loan portfolios added in 2013 and was partially offset by the impact of lower premium rates.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $388,552, or 28%, to $1,788,099 for Nine Months 2014 from $1,399,547 for Nine Months 2013. The loss ratio increased to 43.4% for Nine Months 2014 from 37.6% for Nine Months 2013 due to higher non-catastrophe losses from severe weather, high severity fire claims and lower premium rates from the new lender-placed homeowners insurance product. Reportable catastrophe losses for Nine Months 2014 were $28,411 compared to $29,503 in Nine Months 2013. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased to 45.2% for Nine Months 2014 from 41.4% for Nine Months 2013 primarily due to growth in fee-based businesses, lower premium rates and additional costs to support our lender-placed insurance business. Nine Months 2013 included a $14,000 (non-tax deductible) regulatory settlement with the NYDFS.

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$526,705	$398,000	$1,454,726	$1,172,775
Net investment income	8,312	9,168	27,538	27,861
Fees and other income	10,593	7,630	27,787	21,061

Total revenues	545,610	414,798	1,510,051	1,221,697

Benefits, losses and expenses:
Policyholder benefits	430,499	295,534	1,136,113	868,307
Selling, underwriting and general expenses	124,687	107,352	368,344	314,617

Total benefits, losses and expenses	555,186	402,886	1,504,457	1,182,924

Segment (loss) income before provision for income taxes	(9,576)	11,912	5,594	38,773
Provision for income taxes	7,813	5,351	32,554	33,472

Segment net (loss) income	$(17,389)	$6,561	$(26,960)	$5,301

Net earned premiums:
Individual	$421,625	$294,730	$1,148,933	$872,385
Small employer group	105,080	103,270	305,793	300,390

Total	$526,705	$398,000	$1,454,726	$1,172,775

Insured lives by product line:
Individual			839	753
Small employer group			124	116

Total			963	869

Ratios:
Loss ratio (1)	81.7%	74.3%	78.1%	74.0%
Expense ratio (2)	23.2%	26.5%	24.8%	26.4%
Combined ratio (3)	103.3%	99.3%	101.5%	99.1%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Most provisions of the Affordable Care Act have now taken effect. Given the sweeping nature of the changes arising from the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors - Risk related to our industry - Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable” in our 2013 Annual Report on Form 10-K.

Because all individuals now have a guaranteed right to purchase health insurance policies, the Affordable Care Act introduced new and significant premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor (together, the “3 Rs”). These programs, discussed in further detail below, are meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

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

For the Third Quarter 2014 and Nine Months 2014, we recorded reinsurance contributions of $3,605 and $13,733 and reinsurance recoveries of $64,335 and $144,346, respectively, in our consolidated statements of operations. As of September 30, 2014, we recorded reinsurance contributions payable of $13,733 and reinsurance recoverables of $144,346 on our consolidated balance sheets. Both contributions and recoveries for the 2014 program are scheduled to be settled in 2015.

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

For Third Quarter 2014 and Nine Months 2014, we recorded net risk adjustment premiums of $51,550 and $113,088, respectively, in our consolidated statements of operations. As of September 30, 2014, we carried net risk adjustment receivables of $113,088 on our consolidated balance sheets. Risk transfer payments and receipts for the 2014 program are scheduled to be settled in 2015.

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

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net (Loss) Income

Segment results decreased $23,950, or 365%, to a net loss of $17,389 for Third Quarter 2014 from net income of $6,561 for Third Quarter 2013. The decrease was primarily attributable to increased claims from Affordable Care Act qualified policies, reflecting the guaranteed issue requirements and the health profiles of many first-time buyers, as well as a higher effective tax rate related to the Affordable Care Act.

Total Revenues

Total revenues increased $130,812, or 32%, to $545,610 for Third Quarter 2014 from $414,798 for Third Quarter 2013. Net earned premiums from our individual medical business increased $126,895, or 43%, due to growth in individual major medical product sales, including estimated recoveries from the Affordable Care Act’s risk adjustment program.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $152,300, or 38%, to $555,186 for Third Quarter 2014 from $402,886 for Third Quarter 2013. Policyholder benefits increased $134,965, or 46%, while the loss ratio increased to 81.7% from 74.3%. The increases in policyholder benefits and the loss ratio were primarily attributable to higher volumes of business and increased claims on individual major medical policies. Selling, underwriting and general expenses increased $17,335, or 16%, primarily due to commissions on new sales and $4,952 related to the annual fee on health insurers mandated by the Affordable Care Act effective January 1, 2014.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net (Loss) Income

Segment results decreased $32,261, or 609%, to a net loss of $26,960 for Nine Months 2014 from net income of $5,301 for Nine Months 2013. The decrease was primarily attributable to increased claims from the new Affordable Care Act qualified policies, reflecting the guaranteed issue requirements and the health profiles of many first-time buyers, as well as a higher effective tax rate related to the Affordable Care Act.

Total Revenues

Total revenues increased $288,354, or 24%, to $1,510,051 for Nine Months 2014 from $1,221,697 for Nine Months 2013. Net earned premiums from our individual medical business increased $276,548, or 32%, due to growth in individual major medical product sales, including estimated recoveries from the Affordable Care Act’s risk adjustment program.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $321,533, or 27%, to $1,504,457 for Nine Months 2014 from $1,182,924 for Nine Months 2013. Policyholder benefits increased $267,806, or 31%, while the loss ratio increased to 78.1% from 74.0%. The increases in policyholder benefits and the loss ratio were primarily attributable to higher volumes of business and increased claims on individual major medical policies. Selling, underwriting and general expenses increased $53,727, or 17%, primarily due to higher commissions on new sales and $14,885 related to the annual fee on health insurers mandated by the Affordable Care Act effective January 1, 2014.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net earned premiums	$263,703	$252,293	$788,192	$757,494
Net investment income	28,594	28,516	89,649	88,856
Fees and other income	6,305	6,032	18,332	17,605

Total revenues	298,602	286,841	896,173	863,955

Benefits, losses and expenses:
Policyholder benefits	177,850	183,527	533,244	541,107
Selling, underwriting and general expenses	100,318	94,109	297,643	287,082

Total benefits, losses and expenses	278,168	277,636	830,887	828,189

Segment income before provision for income taxes	20,434	9,205	65,286	35,766
Provision for income taxes	7,333	3,056	23,838	12,060

Segment net income	$13,101	$6,149	$41,448	$23,706

Net earned premiums:
Group dental	$98,576	$95,497	$294,091	$286,562
Group disability	102,242	99,820	307,682	301,295
Group life	50,184	47,796	150,267	143,890
Group supplemental and vision products	12,701	9,180	36,152	25,747

Total	$263,703	$252,293	$788,192	$757,494

Voluntary	$111,179	$99,001	$328,398	$292,621
Employer-paid and other	152,524	153,292	459,794	464,873

Total	$263,703	$252,293	$788,192	$757,494

Ratios:
Loss ratio (1)	67.4%	72.7%	67.7%	71.4%
Expense ratio (2)	37.2%	36.4%	36.9%	37.0%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Income

Segment net income increased $6,952, or 113%, to $13,101 for Third Quarter 2014 from $6,149 for Third Quarter 2013. Improved results were primarily attributable to improved disability loss experience.

Total Revenues

Total revenues increased $11,761, or 4%, to $298,602 for Third Quarter 2014 from $286,841 for Third Quarter 2013. Third Quarter 2014 net earned premium increased $11,410 or 5%. The increase in net earned premiums was primarily driven by voluntary products which increased $12,178, or 12%, in Third Quarter 2014 partially offset by declines in employer paid products.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $532, or less than 1%, to $278,168 for Third Quarter 2014 from $277,636 for Third Quarter 2013. The loss ratio decreased to 67.4% from 72.7% primarily driven by favorable disability loss experience. Disability results include the effect of a previously disclosed increase in the reserve discount rate for new long-term disability claims. The expense ratio increased to 37.2% in Third Quarter 2014 compared to 36.4% in Third Quarter 2013 primarily reflecting increased employee-related benefit costs.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Income

Segment net income increased $17,742, or 75%, to $41,448 for Nine Months 2014 from $23,706 for Nine Months 2013. Results for Nine Months 2014 were driven by favorable loss experience in all major product lines. Nine Months 2014 results include an increase in the reserve discount rate primarily for new long-term disability claims.

Total Revenues

Total revenues increased $32,218, or 4%, to $896,173 for Nine Months 2014 from $863,955 for Nine Months 2013. Net earned premiums growth was driven by voluntary products which increased $35,777, or 12%, partially offset by declines in employer paid products.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $2,698, or less than 1%, to $830,887 for Nine Months 2014 from $828,189 for Nine Months 2013. The loss ratio decreased to 67.7% from 71.4% driven by favorable experience in all major product lines. The expense ratio remained relatively consistent at 36.9% for Nine Months 2014 compared with 37.0% for Nine Months 2013.

Assurant Corporate & Other

The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$4,631	$4,861	$14,492	$15,176
Net realized gains (losses) on investments	17,744	(3,631)	43,582	30,264
Amortization of deferred gain on disposal of businesses	3,645	4,074	10,949	12,238
Fees and other income	305	211	428	500

Total revenues	26,325	5,515	69,451	58,178

Benefits, losses and expenses:
Policyholder benefits	—	—	—	1,462
Selling, underwriting and general expenses	37,121	36,202	92,349	98,235
Interest expense	13,776	20,771	44,617	57,369

Total benefits, losses and expenses	50,897	56,973	136,966	157,066

Segment loss before benefit for income taxes	(24,572)	(51,458)	(67,515)	(98,888)
Benefit for income taxes	(12,579)	(16,277)	(42,548)	(31,651)

Segment net loss	$(11,993)	$(35,181)	$(24,967)	$(67,237)

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Loss

Segment results improved $23,188, or 66%, to net loss of $11,993 for Third Quarter 2014 compared with a net loss of $35,181 for Third Quarter 2013. The improvement was primarily due to a $13,894 (after-tax) change in net realized gains (losses) on investments, lower employee-related benefit costs and impact of expense reduction initiatives.

Total Revenues

Total revenues increased $20,810, or 377%, to $26,325 for Third Quarter 2014 compared with $5,515 for Third Quarter 2013. The increase is primarily related to net realized gains on investments of $17,744 in Third Quarter 2014 compared with net realized losses on investments of $3,631 in Third Quarter 2013.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $6,076, or 11%, to $50,897 for Third Quarter 2014 compared with $56,973 for Third Quarter 2013. Interest expense declined $6,995 primarily due to repayment of the 2004 Senior Notes with an aggregate principal amount of $500,000 on February 18, 2014. In addition, Third Quarter 2014 had lower selling, underwriting and general expenses compared with Third Quarter 2013 primarily due to lower employee-related benefit costs and expense reduction initiatives. Included in Third Quarter 2014 selling, underwriting and general expenses is $5,737, related to a change in the estimated fair value of the net put option to acquire the remaining interests of Iké Asistencia (“Iké”).

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Loss

Segment results improved $42,270, or 63%, to net loss of $24,967 for Nine Months 2014 compared with net loss of $67,237 for Nine Months 2013. The decrease is primarily due to the $20,753 one-time tax benefit related to the conversion of the Canadian branch operations of certain U.S. companies to foreign corporate entities. Also contributing to the improvement was a $8,657 (after-tax) change in net realized gains on investments, lower employee-related benefit costs and impact of expense reduction initiatives.

Total Revenues

Total revenues increased $11,273, or 19%, to $69,451 for Nine Months 2014 compared with $58,178 for Nine Months 2013. The increase is primarily related to an $13,318 increase in net realized gains on investments.

Total Benefits, Losses and Expenses

Total expenses decreased $20,100, or 13%, to $136,966 for Nine Months 2014 compared with $157,066 for Nine Months 2013. Interest expense declined $12,752 primarily due to repayment of the 2004 Senior Notes with an aggregate principal amount of $500,000 on February 18, 2014. In addition, Nine Months 2014 had lower selling, underwriting and general expenses compared with Nine Months 2013 primarily due to lower employee-related benefit costs and impact of expense reduction initiatives. Included in Nine Months 2014 selling, underwriting and general expenses is $5,737, related to a change in the estimated fair value of the net put option to acquire the remaining interests of Iké.

Investments

The Company had total investments of $14,608,814 and $14,244,015 as of September 30, 2014 and December 31, 2013, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2014		December 31, 2013
Aaa / Aa / A	$7,463,125	64.2%	$7,214,256	63.9%
Baa	3,410,759	29.3%	3,316,035	29.4%
Ba	488,339	4.2%	523,175	4.6%
B and lower	261,786	2.3%	238,409	2.1%

Total	$11,624,009	100.0%	$11,291,875	100.0%

Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturity securities	$129,782	$130,891	$393,302	$398,514
Equity securities	7,197	6,628	20,772	20,371
Commercial mortgage loans on real estate	18,997	18,920	56,034	57,720
Policy loans	778	812	2,087	2,544
Short-term investments	697	284	1,277	1,374
Other investments	6,108	4,440	29,470	16,051
Cash and cash equivalents	4,860	3,813	13,981	10,721

Total investment income	168,419	165,788	516,923	507,295
Investment expenses	(6,410)	(6,579)	(19,348)	(18,177)

Net investment income	$162,009	$159,209	$497,575	$489,118

Net investment income increased $2,800, or 2%, to $162,009 for Third Quarter 2014 compared with $159,209 for Third Quarter 2013. The increase for the period was primarily related to $1,598 in additional investment income from real estate joint venture partnerships. Excluding the investment income from the real estate joint venture partnerships, net investment income remained relatively consistent. Net investment income increased $8,457, or 2%, to $497,575 for Nine Months 2014 compared with $489,118 for Nine Months 2013. The increase for the period was primarily related to $11,410 in additional investment income from real estate joint venture partnerships and $1,760 in additional investment income related to the loss recovery on certain mortgage-backed securities as a result of a trust settlement agreement. Excluding the investment income from the real estate joint venture partnerships and the trust settlement agreement, net investment income decreased $4,713, primarily reflecting lower investment yields.

As of September 30, 2014, the Company owned $189,186 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $177,990 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.

The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At September 30, 2014, approximately 3% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.3% of the total fixed income portfolio and 2% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 11% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of September 30, 2014 and December 31, 2013, our collateral held under securities lending agreements, of which its use is unrestricted, was $95,977 and $95,215, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,973 and $95,206, respectively, and is included in the consolidated balance sheets under obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. There was one security in an unrealized loss position as of September 30, 2014 and it has been in an unrealized loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On November 18, 2013, A.M. Best affirmed the financial strength ratings of Assurant’s businesses with a stable outlook. At that time, A.M. Best also affirmed Assurant’s debt rating of bbb and revised the outlook from stable to positive. On July 1, 2014, Standard and Poor’s (“S&P”) affirmed the financial strength ratings of Assurant’s businesses with a stable outlook. At that time, S&P also affirmed Assurant’s debt rating of BBB+ and stable outlook. On July 31, 2014, Moody’s Investor Services (“Moody’s”) downgraded the insurance financial strength ratings of two of Assurant’s rated life and health subsidiaries from Baa1 to Baa2 due to the negative impact of provisions of the Affordable Care Act on the subsidiaries’ business profile and earnings prospects. Moody’s also revised the outlook on these two subsidiaries to stable. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2013 Annual Report on Form 10-K. For 2014, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $484,000.

Liquidity

As of September 30, 2014, we had $562,472 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $780,899, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $562,472 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $252,340 for Nine Months 2014. In 2013, dividends, net of infusions, made to the holding company from its operating companies were $607,295. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $175,104 and $472,308 during Nine Months 2014 and the year ended December 31, 2013, respectively. We expect 2014 net dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.

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

We paid dividends of $0.27 per common share on September 9, 2014 to stockholders of record as of August 25, 2014. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

On November 18, 2013, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2013, there was $704,874 remaining under the total repurchase authorization. During the nine months ended September 30, 2014, we repurchased 1,763,600 shares of our outstanding common stock at a cost of $116,686, exclusive of commissions. As of September 30, 2014, $588,188 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits

Our qualified pension benefits plan (the “Plan”) was under-funded by $9,867 and over-funded by $18,078 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2014 and December 31, 2013, respectively. This equates to a 99% and 102% funded status at September 30, 2014 and December 31, 2013, respectively. The change in funded status is mainly due to a decrease in the discount rate used to determine the projected benefit obligation.

In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2014, we contributed $22,500 in cash to the Plan. Additional cash, up to $7,500, is expected to be contributed to the Plan over the remainder of 2014.

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

Commercial Paper Program

On September 16, 2014, we entered into a five-year unsecured $400,000 revolving credit agreement (“2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces our prior four-year $350,000 revolving credit facility (“2011 Credit Facility”), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided we are in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,740 was available at September 30, 2014, due to $4,260 of outstanding letters of credit related to this program.

We did not use the commercial paper program during the nine months ended September 30, 2014 or 2013, and there were no amounts outstanding relating to the commercial paper program at September 30, 2014 and December 31, 2013. The Company made no borrowings using either the 2011 Credit Facility or the 2014 Credit Facility and no loans are outstanding at September 30, 2014.

The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2014, we were in compliance with all covenants, minimum ratios, and thresholds.

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

Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $5,745 and $5,870 for the three months ended September 30, 2014 and 2013, respectively, and $17,234 and $11,613 for the nine months ended September 30, 2014 and 2013, respectively. There was $948 of accrued interest at both September 30, 2014 and 2013. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.

In addition, as of December 31, 2013, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $8,031 and $14,714 for the three months ended September 30, 2014 and $27,383 and $44,795 for the nine months ended September 30, 2014 and 2013, respectively. There was $4,008 and $7,523 of accrued interest at September 30, 2014 and 2013, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Cash Flows

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2014	2013
Operating activities (1)	$495,904	$709,179
Investing activities	(143,528)	(641,591)
Financing activities	(658,294)	309,705

Net change in cash	$(305,918)	$377,293

(1)	Includes effect of exchange rate changes on cash and cash equivalents.

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

Net cash provided by operating activities was $495,904 and $709,179 for Nine Months 2014 and Nine Months 2013, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments and by amounts yet to be recovered under the 3 R’s program, partially offset by increased net written premiums across all segments. For more information on the 3 R’s, please refer to Assurant Health’s Results of Operations section in this Item 2.

Net cash used in investing activities was $143,528 and $641,591 for Nine Months 2014 and Nine Months 2013, respectively. The decrease in cash used in investing activities was primarily due to the change in short-term investments and fewer purchases of fixed maturity securities. These increases were partially offset by lower sales of fixed maturity securities and increased acquisition activity in 2014 compared to 2013.

Net cash (used in) provided by financing activities was $(658,294) and $309,705 for Nine Months 2014 and Nine Months 2013, respectively. The cash used in financing activities during Nine Months 2014 was primarily due to the repayment of $467,330 of 2004 Senior Notes, which represents $500,000 in principal less amounts repurchased in 2013 and the payment of a contingent liability related to the acquisition of LSG. The cash provided by financing activities during Nine Months 2013 was primarily due to the issuance of the 2013 Senior Notes. The Company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2014	2013
Interest paid on debt	$68,875	$70,741
Common stock dividends	58,382	55,777

Total	$127,257	$126,518

Letters of Credit

In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $17,708 and $17,343 of letters of credit outstanding as of September 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2013 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Third Quarter 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the quarter ended September 30, 2014, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 14 to the Notes to Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A-Risk Factors” included in our 2013 Annual Report on Form 10-K. Except as set forth in the following updated risk factor, there have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

Our business is subject to risks related to litigation and regulatory actions.

From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	actions by regulatory authorities that may restrict our ability to increase or maintain our premium rates, require us to reduce premium rates, imposes fines or penalties and result in other expenses;

•	market conduct examinations, for which we are required to pay the expenses of the regulator as well as our own expenses, and which may result in fines, penalties, or other adverse consequences;

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

On October 7, 2013, American Security Insurance Company (“ASIC”), a wholly owned subsidiary of the Company, reached an agreement with the Florida Office of Insurance Regulation (“FOIR”) to file for a 10% reduction in lender-placed hazard insurance rates in that state. These rates became effective for new and renewing policies starting in first quarter 2014. As part of the agreement, ASIC eliminated commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. ASIC recorded approximately $354,000 and $547,000 of direct earned premiums in Florida for the nine months ended September 2014 and full year 2013, respectively, for the types of policies that are subject to the rate reduction.

In addition, on March 21, 2013, the Company and two of its wholly owned subsidiaries, ASIC and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (“NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed their new lender-placed program and new rates in New York. In August 2014, the NYDFS approved the new rates. The changes to the program affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $91,000 and $101,000 of Assurant Specialty Property’s net earned premiums for the nine months ended September 2014 and full year 2013, respectively.

In October 2012, ASIC reached an agreement with the California Department of Insurance to reduce premium rates for lender-placed hazard insurance products by 30.5%. The rate reduction reflects factors specific to California such as continued favorable loss experience in the state and different assumptions about future experience compared to our previous rate filing. The new rates in California began to apply to policies newly issued or renewed with effective dates on or after January 19, 2013. ASIC recorded approximately $69,000 and $106,000 of net earned premiums ($68,000 and $99,000 of gross written premium) in California for the type of policies that are subject to the rate reduction for the nine months ended September 2014 and full year 2013, respectively.

Lender-placed insurance products accounted for approximately 72% and 73% of Assurant Specialty Property’s net earned premiums for the nine months ended September 2014 and full year 2013, respectively. The approximate corresponding contributions to segment net income in these periods were 78% and 87%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

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

Further, actions by certain regulators—including but not limited to the NYDFS, FOIR and Federal Housing Finance Agency (“FHFA”)—may cause changes to the structure of the lender-placed insurance industry, including the arrangements under which we issue insurance and track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Assurant Specialty Property and the results of operations and financial condition of the Company.

In addition, the Company is involved in a variety of litigation relating to its current and past business operations and may from time to time become involved in other such actions. In particular, the Company is a defendant in class actions in a number of jurisdictions regarding its lender-placed insurance programs. These cases allege a variety of claims under a number of legal theories. The plaintiffs seek premium refunds and other relief. The Company continues to defend itself vigorously in these class actions and, as appropriate, to enter into settlements.

We participate in settlements on terms that we consider reasonable in light of the strength of our defenses; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, our ratings, and our ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our clients in the mortgage and credit card and banking industries are the subject of various regulatory investigations and litigation regarding mortgage lending practices, credit insurance, debt-deferment and debt cancelation products, and the sale of ancillary products, which could indirectly affect our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities:

Period in 2014	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	314,600	$66.56	314,600	$683,941
February 1-28	—	—	—	683,941
March 1-31	—	—	—	683,941
April 1-30	302,000	65.54	302,000	664,154
May 1-31	292,000	67.22	292,000	644,532
June 1-30	283,000	67.68	283,000	625,384
July 1-31	—	—	—	625,384
August 1-31	386,000	65.07	386,000	600,275
September 1-30	186,000	65.00	186,000	588,188

Total	1,763,600	$66.18	1,763,600	$588,188

(1)	Shares purchased pursuant to the November 18, 2013 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

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

10.1	Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent.

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 4, 2014	By:	/s/ ROBERT B. POLLOCK
	Name:	Robert B. Pollock
	Title:	Chief Executive Officer

Date: November 4, 2014	By:	/s/ CHRISTOPHER J. PAGANO
	Name:	Christopher J. Pagano
	Title:	Executive Vice President, Chief Financial Officer and Treasurer