Form 10-K
period 2014-12-31
ASSURANT INC
filed 2015-02-19
CIK 1267238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31978

Assurant, Inc.

(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 Liberty Street, 41st Floor New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 859-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,609 million at June 30, 2014 based on the closing sale price of $65.55 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 12, 2015 was 68,865,622.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 7, 2015 (2015 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

i.	actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of the premium rates we charge or increases in expenses, including claims, commissions, fines, penalties or other expenses;

ii.	loss of significant client relationships or business, distribution sources and contracts;

iii.	the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), and the rules and regulations thereunder, on our health and employee benefits businesses;

iv.	potential variations between the final risk adjustment amount, as determined by the U.S. Department of Health and Human Services under the Affordable Care Act, and the Company’s estimate;

v.	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our business and reputation;

vi.	current or new laws and regulations that could increase our costs and decrease our revenues;

vii.	significant competitive pressures in our businesses;

viii.	failure to attract and retain sales representatives or key managers;

ix.	losses due to natural or man-made catastrophes;

x.	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

xi.	deterioration in the Company’s market capitalization compared to its book value that could result in an impairment of goodwill;

xii.	risks related to our international operations, including fluctuations in exchange rates;

xiii.	data breaches compromising client information and privacy;

xiv.	general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

xv.	failure to find and integrate suitable acquisitions and new ventures;

xvi.	cyber security threats and cyber attacks;

xvii.	failure to effectively maintain and modernize our information systems;

xviii	failure to predict or manage benefits, claims and other costs;

xix.	uncertain tax positions and unexpected tax liabilities;

xx.	inadequacy of reserves established for future claims;

xxi.	risks related to outsourcing activities;

xxii.	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

xxiii.	diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

xxiv.	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

xxv.	inability of reinsurers to meet their obligations;

xxvi.	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

xxvii.	inability of our subsidiaries to pay sufficient dividends;

xxviii.	failure to provide for succession of senior management and key executives; and

xxix	cyclicality of the insurance industry.

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

Assurant safeguards clients and consumers when the unexpected occurs. A provider of specialized insurance products and related services, Assurant operates in North America, Latin America, Europe and other select worldwide markets through four operating segments. Assurant Solutions, Assurant Specialty Property, Assurant Health and Assurant Employee Benefits partner with clients who are leaders in their industries to provide consumers peace of mind and financial security. Our diverse range of products and services include mobile device protection; debt protection administration; credit-related insurance; warranties and service contracts; pre-funded funeral insurance; lender-placed homeowners insurance; property appraisal, preservation and valuation services; renters insurance and related products; manufactured housing homeowners insurance; individual health and small employer group health insurance; group dental insurance; group disability insurance; and group life insurance.

Assurant’s mission is to be the premier provider of specialized insurance products and related services in North America, Latin America, Europe and other select worldwide markets. To achieve this mission, we focus on the following areas:

Building and managing a portfolio of specialty insurance businesses – Our four operating segments are focused on serving specific sectors of the insurance market. We continue to develop and add specialty market capabilities where we can meet unserved consumers’ needs, achieve superior returns, and leverage enterprise resources. We believe that the diversity of our businesses helps us to maintain financial stability because our businesses will generally not be affected in the same way by the same economic and operating trends.

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

Competitors of Assurant Solutions and Assurant Specialty Property include insurance companies and financial institutions. Assurant Health’s main competitors are other health insurance companies, Health Maintenance Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in states where we sell business. Assurant Employee Benefits’ competitors include other benefit and life insurance companies, dental managed care entities and not-for-profit dental plans.

Segments

For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 22 to the Consolidated Financial Statements included elsewhere in this report.

Assurant Solutions

	For the Years Ended
	December 31, 2014	December 31, 2013
Net earned premiums for selected product groupings:
Extended service contracts and warranties – domestic (1)	$1,631,339	$1,372,314
Extended service contracts and warranties – international (1)	850,454	685,039
Preneed life insurance	61,093	66,523
Credit insurance – domestic	160,794	166,417
Credit insurance – international	318,104	380,683
Other	107,084	112,782

Total	$3,128,868	$2,783,758

Fees and other income	$667,852	$400,370

Segment net income	$218,948	$125,152

Combined ratio (2):
Domestic	93.3%	97.9%
International	101.5%	102.8%
Equity (3)	$1,605,669	$1,447,306

(1)	Extended service contracts include warranty contracts for products such as mobile devices, personal computers, consumer electronics, appliances, automobiles and recreational vehicles.
(2)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.
(3)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Solutions targets profitable growth in three key product areas: domestic and international extended service contracts (“ESCs”) and warranties, including mobile device protection; preneed life insurance; and international credit insurance.

ESC and Warranties: Through partnerships with leading retailers, mobile carriers, original equipment manufacturers (“OEMs”) and direct to consumer distribution, we underwrite and provide administrative services for ESCs and warranties. These contracts provide consumers with coverage on mobile devices, personal computers, consumer electronics, appliances, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to provide service to our clients that addresses all aspects of the ESC or warranty, including program design and marketing strategy. We also provide administration, claims handling, logistics, and customer service. We believe that we maintain a differentiated position in this marketplace as a provider of both the required administrative infrastructure and insurance underwriting capabilities.

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

Marketing and Distribution

Assurant Solutions focuses on establishing strong, long-term relationships with leading distributors of its products and services. We partner with some of the largest consumer electronics and appliance retailers and OEMs to market our ESC and warranty products. In our mobile business, we partner with leading mobile service providers, retailers and banks and market our mobile protection insurance and related services through them. In our preneed life insurance business, we have an exclusive relationship with Services Corporation International (“SCI”), the largest funeral provider in North America.

Several of our distribution agreements are exclusive. Typically these agreements have terms of one to 10 years and allow us to integrate our administrative systems with those of our clients.

In addition to the domestic market, we operate in Canada, the United Kingdom (“U.K.”), Ireland, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, France, Mexico, China, Colombia, Peru, Ecuador and South Korea. In these markets, we primarily sell consumer service contracts, including mobile device protection, and credit insurance products through agreements with financial institutions, retailers and mobile service providers. Systems, training, computer hardware and our overall market development approach are customized to fit the particular needs of each targeted international market.

In October 2014, we acquired CWI Group (“CWI”), a market-leading mobile administrator in France. We believe this acquisition will strengthen Assurant Solutions’ market-leading capabilities in mobile device protection and expand its distribution into independent retailers and the financial services affinity market in Europe.

In 2013, we acquired Lifestyle Services Group (“LSG”), a mobile phone insurance provider based in the U.K. This acquisition has allowed us to develop and expand our European mobile business platform. In addition, we made an investment in Iké Asistencia (“Iké”), a services assistance business with significant business in Mexico and other countries in Latin America. Iké primarily provides roadside assistance, home assistance, travel, mobile and other protection products. We expect this investment to allow us to expand our customer base and strengthen our presence in Latin America.

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

Assurant Specialty Property

	For the Years Ended
	December 31, 2014	December 31, 2013
Net earned premiums by major product grouping:
Homeowners (lender-placed and voluntary)	$1,743,965	$1,678,172
Manufactured housing (lender-placed and voluntary)	237,576	226,058
Other (1)	524,556	475,814

Total	$2,506,097	$2,380,044

Fees and other income	$301,048	$133,135

Segment net income	$341,757	$423,586

Loss ratio (2)	43.3%	37.4%
Expense ratio (3)	46.5%	42.5%
Combined ratio (4)	85.2%	77.9%
Equity (5)	$1,264,216	$1,303,579

(1)	Other primarily includes multi-family housing, lender-placed flood, and miscellaneous insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
(5)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Specialty Property targets profitable growth in lender-placed homeowners insurance, and adjacent niches with similar characteristics, such as multi-family housing insurance, lender-placed flood insurance and other property risk management services.

Lender-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered through our lender-placed program. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed insurance coverage is not limited to the outstanding loan balance; it provides structural coverage, similar to that of a standard homeowners policy. The amount of coverage is based on the last known insurance coverage under the prior policy for the property, and provides replacement cost coverage on the property and thus ensures that a home can be repaired or rebuilt in the event of damage. It protects both the lender’s interest and the borrower’s interest and equity. We also provide insurance on foreclosed properties managed by our clients. This type of insurance is Real Estate Owned (“REO”) insurance. This market experienced significant growth in prior years as a result of the housing crisis, but has stabilized in recent years and is expected to decline.

In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last-known insurance carrier or agent through phone calls and written correspondence. This process takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the lender procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. The percentage of insurance policies placed to loans tracked represents our placement rates. The homeowner is still encouraged, and always maintains the option, to obtain or renew the insurance of his or her choice.

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

Other insurance and mortgage services: We believe there are opportunities to apply our specialty insurance expertise to other products and services. We have developed products and services in adjacent and emerging markets, such as lender-placed flood insurance, multi-family housing insurance and mortgage property risk management services. In 2013, we acquired Field Asset Services (“FAS”), a company that leverages its nationwide network of independent contractors to perform property preservation, restoration and inspection services for mortgage servicing clients and investors. In April 2014, we acquired StreetLinks, a leader in valuation solutions and technologies, which is among the largest independent appraisal management companies in the United States. In September 2014, we acquired eMortgage Logic, a leading provider of property broker price opinions assisting mortgage servicing clients with determining property values. The acquisitions of FAS, Streetlinks and eMortgage Logic comprise our Mortgage Solutions business. We are also one of the largest administrators for the U.S. Government under the voluntary National Flood Insurance Program, for which we earn a fee for collecting premiums and processing claims. This business is 100% reinsured to the U.S. Government.

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

Our property risk management services are provided directly to mortgage lenders and servicers, typically under non-exclusive arrangements.

On January 1, 2015, we sold our general agency business and primary associated insurance carrier, American Reliable Insurance Company (“ARIC”) to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc. The business offers specialty personal lines and agricultural insurance through general and independent agents.

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

Assurant Health

	For the Years Ended
	December 31, 2014	December 31, 2013
Net earned premiums:
Individual	$1,544,968	$1,174,141
Small employer group	400,484	407,266

Total	$1,945,452	$1,581,407

Fees and other income	$40,016	$29,132

Segment net (loss) income	$(63,748)	$5,857

Loss ratio (1)	81.0%	73.9%
Expense ratio (2)	25.0%	27.0%
Combined ratio (3)	104.3%	99.6%
Equity (4)	$443,385	$295,206

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
(4)	Equity excludes accumulated other comprehensive income.

Products and Services

Assurant Health competes in the individual medical insurance market by offering major medical insurance, short-term medical insurance, and supplemental coverage options to individuals and families. Our products are offered with different plan options to meet a broad range of customer needs, levels of affordability and to meet the requirements of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”). Assurant Health also offers medical insurance to small employer groups.

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

Although the dynamics and characteristics of the health insurance market have changed under the Affordable Care Act, we believe there are still significant opportunities for growth in the individual insurance market and that Assurant Health should be able to earn attractive returns over the long-term. To achieve this goal, we have made and continue to make significant changes to our operations and products including reducing general operating costs, reviewing our pricing assumptions in light of changes in the risk pool of consumers buying policies and evaluating our product portfolio. Our new 2015 individual and small employer group medical products, which include all of the essential health benefits required under the Affordable Care Act, are approved and ready for sale. Our individual medical products are available in 41 states and on the insurance public marketplace in 16 of those states. Our small group medical plans are available in 34 states.

Individual Medical: Our medical insurance products are sold to individuals, primarily between the ages of 18 and 64, and their families, who do not have employer-sponsored coverage. We offer a wide variety of benefit plans at different price points, which allow customers to tailor their coverage to fit their unique needs. These plans include those with the essential health benefits required under the Affordable Care Act, as well as supplemental products.

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

Marketing and Distribution

Our health insurance products are principally marketed through a network of independent agents. We also market through a variety of exclusive and non-exclusive national account relationships and direct distribution channels. Since 2000, we have had a national marketing agreement with a major mutual insurance company whose captive agents market our individual health products. This agreement expires in September 2018 and allows either company to exit the agreement with six months’ notice. We provide many of our products through a well-known association’s administrator under an agreement that automatically renews annually.

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

Assurant Employee Benefits

	For the Years Ended
	December 31, 2014	December 31, 2013
Net Earned Premiums:
Group disability	$409,028	$403,286
Group dental	392,502	383,223
Group life	200,285	192,392
Group supplemental and vision products	49,910	35,686

Total	$1,051,725	$1,014,587

Voluntary	$441,479	$393,969
Employer-paid and other	610,246	620,618

Total	$1,051,725	$1,014,587

Fees and other income	$24,204	$23,434

Segment net income	$48,681	$34,553

Loss ratio (1)	68.2%	70.5%
Expense ratio (2)	37.1%	37.4%
Equity (3)	$540,964	$545,049

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	Equity excludes accumulated other comprehensive income.

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

Group Dental: Dental benefit plans provide funding for necessary or elective dental care. Customers may select a traditional indemnity arrangement, a Preferred Provider Organization (“PPO”) arrangement, or a prepaid or managed care arrangement. Coverage is subject to deductibles, coinsurance and annual or lifetime maximums. In a prepaid plan, members must use participating dentists in order to receive benefits.

Success in the group dental business is heavily dependent on a strong provider network. Assurant Employee Benefits owns and operates Dental Health Alliance, L.L.C. (“DHA”), a leading dental PPO network. The Company has a larger network with DHA, marketed as Assurant Dental Network, which combines network agreements with partners such as Aetna and United Concordia Dental. We believe that our large combined network, Assurant Dental Network, increases the attractiveness of our products in the marketplace and the strength of the Assurant Employee Benefits dental offering.

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

The following table summarizes our financial strength ratings and outlook of our domestic operating insurance subsidiaries as of December 31, 2014:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)
Outlook	Stable	Stable	Stable

Company
American Bankers Insurance Company	A	A2	A
American Bankers Life Assurance Company	A-	A3	A
American Memorial Life Insurance Company	A-	N/A	A
American Reliable Insurance Company	A	N/A	N/A
American Security Insurance Company	A	A2	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
John Alden Life Insurance Company	A-	Baa2	BBB
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Time Insurance Company	A-	Baa2	BBB
UDC Dental California	A-	N/A	N/A
Union Security Dental Care New Jersey	A-	N/A	N/A
Union Security Insurance Company	A-	A3	A-
Union Security Life Insurance Company of New York	A-	N/A	N/A
United Dental Care of Arizona	A-	N/A	N/A
United Dental Care of Colorado	A-	N/A	N/A
United Dental Care of Michigan	NR	N/A	N/A
United Dental Care of Missouri	A-	N/A	N/A
United Dental Care of New Mexico	A-	N/A	N/A
United Dental Care of Ohio	NR	N/A	N/A
United Dental Care of Texas	A-	N/A	N/A
United Dental Care of Utah	NR	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)	A.M. Best financial strength ratings range from “A++” (superior) to “S” (suspended). Ratings of A and A- fall under the “excellent” category, which is the second highest of ten ratings categories.
(2)	Moody’s insurance financial strength ratings range from “Aaa” (exceptional) to “C” (extremely poor). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of A2 and A3 are considered “good” and fall within the third highest of the nine ratings categories.
(3)	S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A- (strong) and BBB+ (adequate) are within the third and fourth highest of the nine ratings categories, respectively.

Enterprise Risk Management

As an insurer, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A, “Risk Factors.” Enterprise risk management (“ERM”) is, therefore, a key component of our business strategies, policies, and procedures. Our ERM process is an iterative approach with the following key phases:

1.	Risk identification;
2	High-level estimation of risk likelihood and severity;
3	Risk prioritization at the business and enterprise levels;
4	Scenario analysis and detailed modeling of likelihood and severity for key enterprise risks;
5	Utilization of quantitative results and subject matter expert opinion to help guide business strategy and decision making.

Through our ERM process and our enterprise risk quantification model we monitor a variety of risk metrics on an ongoing basis, with a particular focus on impact to net income (both GAAP and Statutory), company value and the potential need for capital infusions to subsidiaries under severe stress scenarios.

The Company’s ERM activities are coordinated by an Enterprise Risk Management Committee (“ERMC”), which includes managers from across the Company with knowledge of the Company’s business activities, including representation from the Legal, Compliance, Actuarial, Audit, Information Technology, Finance, and Asset Management Departments. The ERMC develops risk assessment and risk management policies and procedures. It facilitates the identification, reporting and prioritizing of risks faced by the Company, and is responsible for promoting a risk-aware culture throughout the organization. The ERMC also coordinates with each of the Company’s four Business Unit Risk Committees (“BURCs”), which meet regularly and are responsible for the identification of significant risks affecting their respective business units.

Our Board of Directors and senior management are responsible for overseeing significant enterprise risks. The ERMC reports regularly to the Chief Executive Officer and presents its work periodically to both the Board of Directors and its Finance and Investment Committee.

Through the use of regular committee meetings, business unit and enterprise risk inventory templates and dashboards, hypothetical scenario analysis, and quantitative modeling, the Company strives to identify, track, quantify, communicate and manage our key risks in a manner consistent with our risk appetite and high level strategy.

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

Federal Regulation

Patient Protection and Affordable Care Act. Although health insurance is generally regulated at the state level, the Affordable Care Act introduced a significant component of federal regulation for health insurers. Provisions of the Affordable Care Act and related reforms have included a requirement that we pay premium rebates to customers if the loss ratios for some of our product lines are less than specified percentages; the reduction of agent commissions, and the consequent risk that insurance producers may sell less of our products than they have in the past; changes in the benefits provided under some of our products; elimination of limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, elimination of our ability to underwrite health insurance products with certain narrow exceptions; a requirement to offer coverage to any person who applies for such coverage; mandated essential health benefits; increased costs to modify and/or sell our products; intensified competitive pressures that limit our ability to increase rates due to state and federal insurance exchanges; significant risk of customer loss; new and higher taxes and fees and limitations on the deductibility of compensation and certain other payments; and the need to operate with a lower expense structure at both the business segment and enterprise level. Additionally, under the Affordable Care Act, significant premium stabilization programs became effective in 2014. These reinsurance, risk adjustment, and risk corridor programs impose certain requirements on us, including, among other things, that we make contributions to fund the reinsurance program and, under some circumstances, risk transfer payments related to the risk adjustment program and payments to the Department of Health and Human Services related to the risk corridor program.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. Regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) address mortgage servicers’ obligations to correct errors asserted by mortgage loan borrowers; to provide certain information requested by such borrowers; and to provide protections to such borrowers; in connection with lender-placed insurance; and these requirements affect our operations because, in many instances, we administer such operations on behalf of our mortgage servicer clients. While the CFPB does not have direct jurisdiction over insurance products, it is possible that additional regulations promulgated by the CFPB, such as those mentioned, may extend its authority more broadly to cover these products and thereby affect the Company or our clients.

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

In addition to the U.S., the Company operates in Canada, the U.K., Ireland, France, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Mexico and China and our businesses are supervised by local regulatory authorities of these jurisdictions. We also have business activities in Peru, Ecuador, Colombia and South Korea where we have gained access to these markets by registering certain entities, where required, to act as reinsurers.

Our operations in the U.K., for example, are subject to regulation by the Financial Conduct Authority and Prudential Regulation Authority. Authorized insurers are generally permitted to operate throughout the rest of the European Union, subject to satisfying certain requirements of these regulatory bodies and meeting additional local regulatory requirements.

We are also subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act of 1977 (the “FCPA”) regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices. In addition, the U.K. Anti-Bribery Act has wide applicable to certain activities that affect companies or commercial activities in the U.K.

Additionally, the International Association of Insurance Supervisors (the “IAIS”) is developing a model common framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes additional group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges. The IAIS has announced that it expects by 2016 to develop a risk-based global insurance capital standard applicable to IAIGs, with full implementation beginning in 2019. As of December 31, 2014, Assurant meets the numerical criteria to qualify as an IAIG, but the decision whether to treat Assurant as an IAIG is left to the discretion of its domestic and foreign insurance regulators. Should such regulators decide to treat Assurant as an IAIG, Assurant will be subject to the additional requirements of ComFrame. At this time, we cannot predict whether our insurance regulators will treat us as an IAIG, and what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if we were subject to them.

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

Employees

We had approximately 17,600 employees as of January 31, 2015. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.

Sources of Liquidity

For a discussion of the Company’s sources and uses of funds, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Note 15 to the Consolidated Financial Statements contained elsewhere in this report.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our Directors and Officers and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the SEC website at www.sec.gov . These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information on the operation of the Public Reference Room can be found by calling the SEC at 1-800-SEC-0330. These documents are also available free of charge through the Investor Relations page of our website ( www.assurant.com ) as soon as reasonably practicable after filing. Other information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

The success of our business depends largely on our relationships and contractual arrangements with significant clients – including mortgage servicers, lenders, mobile device carriers, retailers, OEMs and others – and with brokers, agents and other parties. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. For example, in Assurant Solutions, we have important relationships with mobile device carriers, retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive and non-exclusive relationships with certain mortgage lenders and manufactured housing lenders and property managers, and we are eligible to insure properties securing loans guaranteed by or sold to government-sponsored entities (“GSEs”) and serviced by the mortgage loan servicers with whom we do business. In Assurant Health, we have distribution relationships for our individual health insurance products with a major mutual insurance company as well as an exclusive relationship with a well-known association through which we provide many of our individual health insurance products. We also have a new provider network arrangement with a national PPO network. We also maintain contractual relationships with several separate networks of health and dental care providers through which we obtain discounts. In Assurant Employee Benefits, we have relationships through DRMS with group insurance carriers to reinsure their disability and life insurance product offerings. Typically, these relationships and contractual arrangements have terms ranging from one to five years.

If our key clients, intermediaries or others terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected. For example, in our lender-placed insurance business, the change in requirements for eligibility to insure properties securing loans of GSEs – and restrictions imposed by state regulators – could affect our ability to do business with certain mortgage loan servicers or the volume or profitability of such business. In addition, the transfer by mortgage servicer clients of loan portfolios to other carriers or the participation by other carriers in insuring or reinsuring lender-placed insurance risks that we have historically insured could materially reduce our revenues and profits from this business. In our Assurant Health and Assurant Employee Benefits segments, a loss of one or more of certain discount arrangements we maintain with PPOs could lead to higher medical or dental costs and/or a loss of members to other medical or dental plans.

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

Recent reductions in Assurant Health’s commission arrangements could jeopardize its relationships with brokers and agents, and make it difficult to attract new ones, a circumstance that could materially adversely affect Assurant Health’s results of operations.

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

Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. In July 2014, Moody’s downgraded the financial strength ratings for Time Insurance Company and John Alden Life Insurance Company from Baa1 to Baa2 due to pressures on earnings and concerns about the impact of the Affordable Care Act.

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

As of December 31, 2014, contracts representing approximately 28% of Assurant Solutions’ and 25% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums.

Additionally, certain contracts in the DRMS business, representing approximately 5% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2014 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and, in some instances, recapture in-force business if the ratings of applicable subsidiaries fall below “A-”. Similarly, distribution and service agreements representing approximately 19% of Assurant Health’s earned premiums gross of rebates for the year ended December 31, 2014 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better, for the distribution agreements, or “B+” or better, for the service agreement. If the ratings of applicable Assurant Health subsidiaries fall below these threshold ratings levels, distribution and service partners could terminate their agreements. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

We face risks associated with our international operations.

Our international operations face political, legal, operational and other risks that we may not face in our domestic operations. For example, we may face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws; political or economic instability in countries in which we conduct business, including possible terrorist acts; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; differences in cultural environments and unexpected changes in regulatory requirements, including changes in regulatory treatment of certain products; exposure to local economic conditions and restrictions on the repatriation of non-U.S. investment and earnings; and potentially substantial tax liabilities if we repatriate the cash generated by our international operations back to the U.S.

If our business model is not successful in a particular country, we may lose all or most of our investment in that country. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these risks identified above where certain countries have recently experienced economic instability.

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

Goodwill represented $841,239 of our $31,562,466 in total assets as of December 31, 2014. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability and book value per share. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7 – MD&A – Critical Factors Affecting Results – Value and Recoverability of Goodwill.” In addition, other intangible assets collectively represented $381,960 of our total assets as of December 31, 2014, and an impairment of these other intangible assets could have a material adverse effect on our profitability and book value per share.

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

In previous years, the global capital and credit markets experienced extreme volatility and disruption. In many cases, companies’ ability to raise money was severely restricted. Although conditions in the capital and credit markets have improved significantly, they could again deteriorate. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short-and long-term instruments.

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

Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 81% of the fair value of our total investments as of December 31, 2014.

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

We employ asset/liability management strategies to manage the adverse effects of interest rate volatility and the likelihood that cash flows are unavailable to pay claims as they become due. Our asset/liability management strategies do not completely eliminate the adverse effects of interest rate volatility, and significant fluctuations in the level of interest rates may require us to liquidate investments prior to maturity at a significant loss to pay claims and policyholder benefits. This could have a material adverse effect on our results of operations and financial condition.

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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2014, fixed maturity securities represented 79% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations). These investments comprise approximately 5% of the fair value of our total investments as of December 31, 2014 and generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.

We currently invest in a small amount of equity securities (approximately 3% of the fair value of our total investments as of December 31, 2014). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns but present greater risk to preservation of capital than our fixed maturity investments.

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

Our commercial mortgage loans on real estate investments (which represented approximately 10% of the fair value of our total investments as of December 31, 2014) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.

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

Our profitability could vary depending on our ability to predict and price for benefits, claims and other costs including, but not limited to, medical and dental costs, disability claims and the frequency and severity of property claims. This ability could be affected by factors such as inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions, new treatments or technologies. Political or economic conditions can also affect the availability of programs (for example, the Social Security disability program) on which our business may rely to accurately predict benefits and claims. The inability to accurately predict and price for benefits, claims and other costs could materially adversely affect our results of operations and financial condition.

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

The A.M. Best ratings of The Hartford and John Hancock are currently A- and A+, respectively. A.M. Best currently maintains a stable outlook on both The Hartford’s and John Hancock’s financial strength ratings.

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

The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2015 without regulatory approval, see “Item 5 – Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”

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

For a discussion of various laws and regulations affecting our business, please see Item 1, “Business – Regulation.”

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

Lender-placed insurance products accounted for approximately 71% and 73% of Assurant Specialty Property’s net earned premiums for the twelve months ended December 2014 and 2013, respectively. The approximate corresponding contributions to segment net income in these periods were 73% and 87%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

The Company files rates with the state departments of insurance in the ordinary course of business. In addition to this routine correspondence, from time to time the Company engages in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. The results of such reviews may vary. As previously disclosed, the Company has reached agreements with the New York Department of Financial Services (the “NYDFS”), the Florida Office of Insurance Regulation (the “FOIR”) and the California Department of Insurance regarding the Company’s lender-placed insurance business in those states. It is possible that other state departments of insurance and regulatory authorities may choose to initiate or continue to review the appropriateness of the Company’s premium rates for its lender-placed insurance products. If, in the aggregate further reviews by state departments of insurance lead to significant decreases in premium rates for the Company’s lender-placed insurance products, our results of operations could be materially adversely affected.

Further, actions by certain regulators may cause changes to the structure of the lender-placed insurance industry, including the arrangements under which we issue insurance and track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Assurant Specialty Property and the results of operations and financial condition of the Company. See Item 1, “Business – Regulation” and Item 7, “MD&A – Results of Operations – Assurant Specialty Property – Regulatory Matters.”

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

In addition, regulators in certain states have hired third party auditors to audit the unclaimed property records of insurance companies. Among other companies, the Company is subject to these audits in a number of states and has been responding to information requests from these auditors.

Several proposals are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. These include model laws proposed by the International Association of Insurance Supervisors and the NAIC that provide for uniform standards of insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital ratios, and additional regulatory disclosure requirements for insurance holding companies. In addition, the NAIC has proposed a “Solvency Modernization Initiative” that focuses on capital requirements, corporate governance and risk management, statutory accounting and financial reporting, and reinsurance. Similarly, the Solvency II Directive, which was adopted in the European Union on November 25, 2009 and is expected to become effective in 2016, reforms the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.

Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business. As previously disclosed, the Company has been involved in discussions and has reached agreements with certain state regulators regarding its lender-placed insurance business. At the federal level, in early 2013, the CFPB published mortgage servicing guidelines that incorporate certain requirements mandated by the Dodd-Frank Act. In addition, the FHFA issued new mortgage servicer guidelines, which became effective in June 2014, that eliminated lender-placed insurance-related commissions and client quota-share arrangements on properties securing GSE loans. At the directive of the FHFA, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) each issued bulletins in December 2013 implementing these mortgage servicer guidelines.

Additionally, the financial impact on Assurant Health of the reinsurance, risk adjustment and risk corridor programs under the Affordable Care Act is highly uncertain. Consequently, it is impossible to be certain about the amounts that Assurant Health will pay or receive under these programs, which could have a material adverse effect on our results of operations.

Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable.

The Affordable Care Act and related reforms make and will continue to make sweeping and fundamental changes to the U.S. health care system. For more information on the Affordable Care Act and its impact on our Assurant Health and Assurant Employee Benefits segments, please see Item 1, “Business – Regulation – Federal Regulation – Patient Protection and Affordable Care Act.”

Among other requirements, the Affordable Care Act requires that Assurant Health rebate to consumers the difference between its actual loss ratios and required minimum medical loss ratios (by state and legal entity) for certain products. Please see “Item 7 – Management’s Discussion & Analysis – Critical Accounting Estimates – Health Insurance Premium Rebate Liability” for more information about the minimum medical loss ratio and the Company’s rebate estimate calculations. In addition, the Affordable Care Act imposes limitations on the deductibility of compensation and certain other payments.

Although Assurant Health has made, and continues to make, significant changes to its operations and products to adapt to the new environment, the landscape continues to evolve, and it is uncertain how effective any changes made by Assurant Health will be in addressing potential difficulties we may face. Consequently, this segment could be adversely affected if its plans for operating in the new environment are unsuccessful or if there is less demand than we expect for these products in the new environment.

Uncertainty remains with respect to a number of provisions of the Affordable Care Act. Any inability of our businesses to adapt to requirements of the Affordable Care Act and any significant continuing uncertainty with respect to its implementation could lead to a material reduction in their profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own eight properties, including five buildings whose locations serve as headquarters for our operating segments, two buildings that serve as operation centers for Assurant Specialty Property and one building that serves as a claims training center for Assurant Specialty Property. Assurant Solutions and Assurant Specialty Property share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Assurant Specialty Property has operations centers located in Florence, South Carolina and Springfield, Ohio. Assurant Solutions’ preneed business also has a headquarters building in Rapid City, South Dakota. Assurant Employee Benefits has a headquarters building in Kansas City, Missouri. Assurant Health has a headquarters building in Milwaukee, Wisconsin. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to fifteen years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 25 to the Notes to Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following chart compares the total stockholder returns (stock price increase plus dividends paid) on our common stock from December 31, 2009 through December 31, 2014 with the total stockholder returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-line Insurance Index and S&P 500 Multi-line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2009 and that all dividends were reinvested.

Total Values/Return to Stockholders

(Includes reinvestment of dividends)

	Base Period 12/31/09	INDEXED VALUES Years Ending
Company / Index		12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Assurant, Inc.	100	133.09	144.51	124.91	243.39	254.94
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 400 MidCap Index	100	126.64	124.45	146.69	195.84	214.97
S&P 500 Multi-line Insurance Index*	100	123.23	89.85	113.84	168.37	176.40
S&P 400 Multi-line Insurance Index*	100	117.17	127.23	152.55	210.83	230.59

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Assurant, Inc.		33.09	8.58	-13.56	94.85	4.75
S&P 500 Index		15.06	2.11	16.00	32.39	13.69
S&P 400 MidCap Index		26.64	-1.73	17.88	33.50	9.77
S&P 500 Multi-line Insurance Index*		23.23	-27.09	26.70	47.90	4.77
S&P 400 Multi-line Insurance Index*		17.17	8.58	19.90	38.21	9.37

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price

Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2014	High	Low	Dividends
First Quarter	$68.70	$63.60	$0.25
Second Quarter	$69.39	$44.98	$0.27
Third Quarter	$66.84	$63.36	$0.27
Fourth Quarter	$69.52	$60.81	$0.27

Year Ended December 31, 2013	High	Low	Dividends
First Quarter	$45.01	$35.17	$0.21
Second Quarter	$51.82	$44.98	$0.25
Third Quarter	$56.15	$50.43	$0.25
Fourth Quarter	$66.37	$54.16	$0.25

Holders

On February 12, 2015, there were approximately 218 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 12, 2015 was $66.42.

Please see Item 12 of this report for information about securities authorized for issuance under our equity compensation plans.

Shares Repurchased

Period in 2014	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1 – January 31	314,600	$66.56	314,600	$683,941
February 1 – February 28	—	—	—	683,941
March 1 – March 31	—	—	—	683,941

Total first quarter	314,600	66.56	314,600	683,941

April 1 – April 30	302,000	65.54	302,000	664,154
May 1 – May 31	292,000	67.22	292,000	644,532
June 1 – June 30	283,000	67.68	283,000	625,384

Total second quarter	877,000	66.79	877,000	625,384

July 1 – July 31	—	—	—	625,384
August 1 – August 31	386,000	65.07	386,000	600,275
September 1 – September 30	186,000	65.00	186,000	588,188

Total third quarter	572,000	65.05	572,000	588,188

October 1 – October 31	571,000	63.02	571,000	552,217
November 1 – November 30	447,000	67.99	447,000	521,834
December 1 – December 31	516,890	68.05	516,890	486,670

Total fourth quarter	1,534,890	66.17	1,534,890	486,670

Total through December 31	3,298,490	$66.17	3,298,490	$486,670

(1)	Shares purchased pursuant to the November 15, 2013 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

Dividend Policy

On January 9, 2015, our Board of Directors declared a quarterly dividend of $0.27 per common share payable on March 9, 2015 to stockholders of record as of February 23, 2015. We paid dividends of $0.27 per common share on December 15, 2014, September 9, 2014, and June 10, 2014, and $0.25 on March 10, 2014. We paid dividends of $0.25 per common share on December 10, 2013, September 10, 2013 and June 11, 2013, and $0.21 per common share on March 11, 2013. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.

Assurant, Inc. is a holding company and, therefore, its ability to pay dividends, service its debt and meet its other obligations depends primarily on the ability of its regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to the holding company. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Risks Relating to Our Company – The inability of our subsidiaries to pay sufficient dividends to the holding company could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2015, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $476,000. Dividends or returns of capital paid by our subsidiaries, net of infusions and amounts used for acquisitions, totaled $453,485 in 2014.

We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.

Payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. There is no preferred stock issued and outstanding as of December 31, 2014. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including pursuant to the terms of our revolving credit facilities, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, our $400,000 revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.

Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenues
Net earned premiums	$8,632,142	$7,759,796	$7,236,984	$7,125,368	$7,403,039
Net investment income	656,429	650,296	713,128	689,532	703,190
Net realized gains on investments (1)	60,783	34,525	64,353	32,580	48,403
Amortization of deferred gain on disposal of businesses	(1,506)	16,310	18,413	20,461	10,406
Fees and other income	1,033,805	586,730	475,392	404,863	362,684

Total revenues	10,381,653	9,047,657	8,508,270	8,272,804	8,527,722

Benefits, losses and expenses
Policyholder benefits (2)	4,405,333	3,675,532	3,655,404	3,749,734	3,635,999
Amortization of deferred acquisition costs and value of businesses acquired	1,485,558	1,470,287	1,403,215	1,327,788	1,401,569
Underwriting, general and administrative expenses	3,688,230	3,034,404	2,631,594	2,428,795	2,516,622
Interest expense	58,395	77,735	60,306	60,360	60,646
Goodwill impairment (3)	—	—	—	—	306,381

Total benefits, losses and expenses	9,637,516	8,257,958	7,750,519	7,566,677	7,921,217

Income before provision for income taxes	744,137	789,699	757,751	706,127	606,505
Provision for income taxes (4)	273,230	300,792	274,046	167,171	327,898

Net income	$470,907	$488,907	$483,705	$538,956	$278,607

Earnings per share:
Basic
Net income	$6.52	$6.38	$5.74	$5.58	$2.52

Diluted
Net income	$6.44	$6.30	$5.67	$5.51	$2.50

Dividends per share	$1.06	$0.96	$0.81	$0.70	$0.63

Share data:
Weighted average shares outstanding used in basic per share calculations	72,181,447	76,648,688	84,276,427	96,626,306	110,632,551
Plus: Dilutive securities	970,563	1,006,076	1,030,638	1,169,003	840,663

Weighted average shares used in diluted per share calculations	73,152,010	77,654,764	85,307,065	97,795,309	111,473,214

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$15,450,108	$15,961,199	$15,885,722	$15,192,878	$14,670,364
Total assets	$31,562,466	$29,714,689	$28,946,607	$27,019,862	$26,345,501
Policy liabilities (5)	$19,711,953	$18,698,615	$18,666,355	$17,278,342	$16,616,206
Debt	$1,171,079	$1,638,118	$972,399	$972,278	$972,164
Mandatorily redeemable preferred stock	$—	$—	$—	$—	$5,000
Total stockholders’ equity	$5,181,307	$4,833,479	$5,185,366	$4,873,950	$4,633,136
Per share data:
Total book value per basic share (6)	$73.73	$66.23	$64.93	$54.31	$44.88

(1)	Included in net realized gains are other-than-temporary impairments of $30, $4,387, $1,843, $7,836 and $11,167 for 2014, 2013, 2012, 2011, and 2010, respectively.
(2)	During 2012, we incurred losses of $250,206, net of reinsurance, mainly associated with Superstorm Sandy. During 2011, we incurred losses of $157,645 associated with Hurricane Irene, Tropical Storm Lee, wildfires in Texas and severe storms, including tornadoes in the southeast. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.

(3)	Following the completion of our annual goodwill impairment analysis, we recorded an impairment charge of $306,381 related to Assurant Employee Benefits and Assurant Health during the fourth quarter of 2010. The impairment charges resulted in a decrease to net income but did not have any related tax benefit.
(4)	During 2011, we had an $80,000 release of a capital loss valuation allowance related to deferred tax assets.
(5)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(6)	Total stockholders’ equity divided by the basic shares outstanding for book value per basic share calculation. At December 31, 2014, 2013, 2012, 2011, and 2010 there were 70,276,896, 72,982,023, 79,866,858, 89,743,761 and 103,227,238 shares, respectively, outstanding.

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

The following discussion covers the twelve months ended December 31, 2014 (“Twelve Months 2014”), twelve months ended December 31, 2013 (“Twelve Months 2013”) and twelve months ended December 31, 2012 (“Twelve Months 2012”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.

Executive Summary

Consolidated net income decreased $18,000, or 4%, to $470,907 for Twelve Months 2014 from $488,907 for Twelve Months 2013. The decrease was primarily related to lower net income at Assurant Specialty Property, a net loss at Assurant Health and a $19,400 (after-tax) loss associated with a divested business. Please see Note 4 to the Consolidated Financial Statements for further information. These items were partially offset by improved results in our Assurant Solutions and Assurant Employee Benefits segments, lower expenses in the Corporate and Other segment, an increase in net realized gains on investments and a favorable change in tax liabilities.

Assurant Solutions net income increased $93,796, or 75%, to $218,948 for Twelve Months 2014 from $125,152 for Twelve Months 2013. The increase was primarily due to continued growth in covered mobile devices and favorable domestic loss experience. Results also benefited from operational efficiencies achieved from restructuring efforts that began in 2013.

Net earned premiums and fees increased 19.2% primarily reflecting continued growth in mobile subscribers and mobile client marketing programs. In addition, net earned premiums grew due to contributions from a large service contract client, as well as from increased sales of vehicle service contracts. These items were partially offset by the unfavorable impact of changes in foreign exchange rates in Latin America and Canada.

Overall, we expect Assurant Solutions 2015 net income and net earned premiums and fees to approximate Twelve Months 2014 amounts. Continued growth from our mobile and vehicle service contract businesses will be offset by the loss of a domestic mobile tablet program, reduced mobile carrier marketing programs and declines at certain domestic retailers. Foreign currency exchange rate volatility will also impact results.

Assurant Specialty Property net income decreased $81,829, or 19%, to $341,757 for Twelve Months 2014 from $423,586 for Twelve Months 2013. The decrease was primarily due to lower placement and premium rates and higher non-catastrophe losses in our lender-placed insurance business.

Net earned premiums and fees increased in Twelve Months 2014 compared with Twelve Months 2013. The increase was mainly attributable to the residual benefit of the previously disclosed discontinuation of a client quota share reinsurance agreement and recent acquisitions. These items were partially offset by lower placement and premium rates.

The Twelve Months 2014 expense ratio increased 400 basis points compared with Twelve Months 2013. The increase was primarily due to growth in fee-based businesses, which have higher expense ratios than our insurance products, and lower lender placed premiums.

For 2015, we expect Assurant Specialty Property net income and net earned premiums to decrease compared with Twelve Months 2014, reflecting continued normalization of lender-placed insurance business, the previously announced loss of client business and the sale of ARIC. Contributions from multi-family housing and mortgage solutions businesses to partially offset the decline. Overall results may be affected by catastrophe losses.

Assurant Health results decreased $69,605, or 1,188%, to a net loss of $63,748 for Twelve Months 2014 from net income of $5,857 for Twelve Months 2013. The loss was primarily attributable to increased claims from new Affordable Care Act qualified policies, reflecting the guaranteed issue requirements and the health profiles of many first-time buyers, as well as higher non-deductible expenses and reform fees related to the Affordable Care Act. 2014 pricing assumptions were made prior to last year’s open enrollment period regarding the risk pool of consumers buying policies in a guaranteed issue environment. At that time, we believed that existing policyholders who were required to transition to Affordable Care Act plans would be healthier than new enrollees. However, rule changes announced in November 2013 and March 2014 allowed policyholders to extend their existing coverage through 2016. This resulted in Affordable Care Act business having worse morbidity characteristics than we had assumed and 2014 policy pricing could not be modified.

Increased claims were partially offset by estimated recoveries from the Affordable Care Act risk mitigation programs. Estimated recoveries from the Risk Adjuster program are based on each carrier’s risk relative to that of the overall market.

The expense ratio for Twelve Months 2014 declined 200 basis points compared with Twelve Months 2013 primarily due to continued operational discipline. Twelve Months 2014 includes a $19,937 annual insurer fee related to the Affordable Care Act.

In 2015 we expect Assurant Health’s results to vary based on claims development on Affordable Care Act policies and estimated recoveries under Affordable Care Act risk mitigation programs. In addition, we expect net earned premiums and fees to increase in 2015 due to increased premium rates and strong sales of individual major medical policies.

Assurant Employee Benefits net income increased $14,128, or 41%, to $48,681 for Twelve Months 2014 from $34,553 for Twelve Months 2013. The increase was primarily attributable to favorable loss experience across all major product lines.

Net earned premiums and fees increased by 4% due to growth in voluntary products. This increase was partially offset by declines in employer-paid products.

During 2015, we expect net earned premiums and fees to increase compared with Twelve Months 2014 due to growth in voluntary products. Continued expense management actions should offset lower net investment income. In addition, we expect overall results to be affected by the continued low interest rate environment, employment trends and capital market conditions.

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

For Twelve Months 2014, net cash provided by operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents, totaled $313,782; net cash provided by investing activities totaled $63,889 and net cash used in financing activities totaled $776,199. We had $1,318,656 in cash and cash equivalents as of December 31, 2014. Please see “– Liquidity and Capital Resources,” below for further details.

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

The Assurant Health loss ratio reported in “Results of Operations” below (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR rules. The most significant differences include: the fact that the MLR is calculated separately by state, legal entity and type of coverage (individual or group); the MLR calculation includes credibility adjustments for each state/entity/coverage cell, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR includes quality improvement expenses, taxes and fees; changes in reserves and Affordable Care Act risk mitigation program amounts are treated differently in the MLR calculation; the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations; and the MLR is calculated using a rolling three years of experience while the GAAP loss ratio represents the current year only.

Assurant Health has estimated the 2014 impact of this regulation based on definitions and calculation methodologies outlined in the HHS regulations and guidance. The estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical businesses subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments, taxes, and estimated impacts of the Affordable Care Act risk mitigation programs (commonly referred to as the “3R’s”). The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheet.

Affordable Care Act Risk Mitigation Programs

Beginning in 2014, the Affordable Care Act introduced new and significant premium stabilization programs. These programs, discussed in further detail below, are meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

A three-year (2014-2016) reinsurance program provides reimbursement to insurers for high cost individual business sold on or off the public marketplaces. The reinsurance entity established by HHS is funded by a per-member reinsurance fee assessed on all commercial medical plans, including self-insured group health plans. Only Affordable Care Act individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap. Reinsurance contributions associated with Affordable Care Act individual plans are reported as a reduction in net earned premiums in the consolidated statements of operations, and estimated reinsurance recoveries are established as reinsurance recoverables in the consolidated balance sheets with an offsetting reduction in policyholder benefits in the consolidated statement of operations. Reinsurance fee contributions for non-Affordable Care Act business are reported in underwriting, general and administrative expenses in the consolidated statement of operations.

A permanent risk adjustment program transfers funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in Affordable Care Act plans in the individual and small group markets, both on and off the public marketplaces. Based on the risk of its members compared to the total risk of all members in the same state and market, considering data obtained from industry studies, the Company estimates its year-to-date risk adjustment transfer amount. The Company records a risk adjustment transfer receivable (payable) in premiums and accounts receivable (unearned premium) in the consolidated balance sheets, with an offsetting adjustment to net earned premiums in the consolidated statements of operations when the amounts are reasonably estimable and collection is reasonably assured.

A three-year (2014-2016) risk corridor program limits insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to a subset of Affordable Care Act eligible individual and small group products certified as Qualified Health Plans. The public marketplace can only sell Qualified Health Plans. In addition, carriers who sell Qualified Health Plans on the public marketplace can also sell them off the public marketplace. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS. During 2014, the Company did not participate in any insurance public marketplaces so the risk corridor program had no impact on the Company’s 2014 operations.

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

The following table provides reserve information for our major product lines for the years ended December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,618,505	$4,872	$14,696	$6,456	$4,453,154	$185,863	$14,236	$5,901
Life insurance no longer offered	418,672	570	2,272	1,301	432,075	565	2,200	2,690
Universal life and other products no longer offered	168,808	136	704	1,959	189,319	125	735	3,110
FFG, LTC and other disposed businesses	4,153,741	46,585	881,514	97,524	3,440,947	34,158	740,704	75,195
Medical	87,563	7,254	1,959	7,886	94,436	10,454	3,840	9,799
All other	36,383	382	13,863	9,803	36,641	475	14,943	8,422
Short Duration Contracts:
Group term life	—	2,905	169,006	28,786	—	4,135	169,972	29,799
Group disability	—	1,564	1,127,068	107,961	—	2,537	1,156,693	115,158
Medical	—	130,185	137,370	240,830	—	125,817	68,869	153,313
Dental	—	4,013	2,251	17,037	—	5,140	2,402	17,461
Property and warranty	—	2,386,719	130,517	546,979	—	2,514,356	201,336	437,888
Credit life and disability	—	241,092	34,581	43,298	—	314,420	39,419	52,096
Extended service contracts	—	3,568,352	6,780	42,054	—	3,331,936	6,622	36,790
All other	—	135,046	5,375	18,776	—	132,691	3,203	16,575

Total	$9,483,672	$6,529,675	$2,527,956	$1,170,650	$8,646,572	$6,662,672	$2,425,174	$964,197

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

Historically, premium deficiency testing on continuing lines of business has not resulted in material adjustments to deferred acquisition costs or reserves. Such adjustments could occur, however, if economic or mortality conditions significantly deteriorated.

Risks related to the reserves recorded for certain discontinued individual life, annuity, and long-term care insurance policies have been 100% ceded via reinsurance. While the Company has not been released from the contractual obligation to the policyholders, changes in and deviations from economic, mortality, morbidity, and withdrawal assumptions used in the calculation of these reserves will not directly affect our results of operations unless there is a default by the assuming reinsurer.

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

Key sensitivities at December 31, 2014 for group long term disability claim reserves include the discount rate and claim termination rates:

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,296,094	Group disability, claim termination rate 10% lower	$1,269,025
Group disability, as reported	$1,235,029	Group disability, as reported	$1,235,029
Group disability, discount rate increased by 100 basis points	$1,179,483	Group disability, claim termination rate 10% higher	$1,205,361

The discount rate is also a key sensitivity for group term life waiver of premium reserves (included within group term life reserves).

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$206,161
Group term life, as reported	$197,792
Group term life, discount rate increased by 100 basis points	$190,274

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

Key sensitivities as of December 31, 2014 for short duration medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix. The effects of these sensitivities can be summarized by adjusting loss development factors, as follows:

Claims and Benefits Payable
Short duration medical, loss development factors 1% lower*	$401,200
Short duration medical, as reported	$378,200
Short duration medical, loss development factors 1% higher*	$358,200

*	This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 84% of medical claims are paid within four months of the incurred date.

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

If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2014 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2014	Change in cost of claims occurring in 2014
3% higher	$718,756	$41,260
2% higher	$704,867	$27,371
1% higher	$691,114	$13,618
Base scenario	$677,496	$—
1% lower	$663,878	$(13,618)
2% lower	$650,125	$(27,371)
3% lower	$636,236	$(41,260)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $30,036 (before reinsurance) and $27,085 (net of reinsurance) at December 31, 2014. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe that changes in reserve estimates for these claims are likely to be material.

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

For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after January 1, 2009, universal life insurance policies, and investment-type annuity contracts that are no longer offered, DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. Estimated gross profits include the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. See also Note 5 to the Consolidated Financial Statements included elsewhere in this report and “Item 1A – Risk Factors – Risks Related to our Company – The value of our investments could decline, affecting our profitability and financial strength” and “Investments” contained later in this item.

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

The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2014	December 31, 2013
Reinsurance recoverables	$7,254,585	$5,752,134

We have used reinsurance to exit certain businesses, including blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4,549,699 and $3,680,176 at December 31, 2014 and 2013, respectively.

In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2014	2013
Ceded future policyholder benefits and expense	$4,052,976	$3,355,706
Ceded unearned premium	1,587,583	1,283,674
Ceded claims and benefits payable	1,283,510	1,053,640
Ceded paid losses	330,516	59,114

Total	$7,254,585	$5,752,134

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

As of December 31, 2013, the Company had a cumulative valuation allowance of $16,474 against deferred tax assets of international subsidiaries. During Twelve Months 2014, the Company recognized a cumulative income tax expense of $1,690 primarily related to operating losses of international subsidiaries. As of December 31, 2014, the Company has a cumulative valuation allowance of $18,164 against deferred tax assets, as it is management’s assessment that it is more likely than not that this amount of deferred tax assets will not be realized. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient taxable income of the same character in the same jurisdiction.

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

Valuation and Recoverability of Goodwill

Goodwill represented $841,239 and $784,561 of our $31,562,466 and $29,714,689 of total assets as of December 31, 2014 and 2013, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, significant adverse change in legal factors, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

We have concluded that our reporting units for goodwill testing are equivalent to our operating segments. Therefore, we test goodwill for impairment at the reporting unit level.

The following table illustrates the amount of goodwill carried at each reporting unit:

	December 31,
	2014	2013
Assurant Solutions	$539,653	$496,201
Assurant Specialty Property	301,586	288,360
Assurant Health	—	—
Assurant Employee Benefits	—	—

Total	$841,239	$784,561

For the 2014 impairment test, we compared each reporting unit’s estimated fair value with its net book value (“Step 1”). For both the Assurant Solutions and Assurant Specialty Property reporting units, goodwill was deemed not to be impaired because their estimated fair values exceeded their net book values. No further testing was necessary.

The following describes the valuation methodologies used in the Step 1 test to derive the estimated fair value of the reporting units.

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

Following the 2014 Step 1 test, the Company concluded that the estimated fair value of the Assurant Solutions reporting unit exceeded its net book value by 25.4%, while the Assurant Specialty Property reporting unit exceeded its net book value by 33.3%.

Following the 2013 Step 1 test, the Company concluded that the estimated fair value of the Assurant Solutions reporting unit exceeded its net book value by 16.3%.

In 2013, the Company chose the option to perform a qualitative assessment for our Assurant Specialty Property reporting unit. This option allows us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In undertaking our qualitative assessment of the Assurant Specialty Property reporting unit in 2013, we considered macro-economic, industry and reporting unit-specific factors. These included (i) the effect of the current interest rate environment on our cost of capital; (ii) Assurant Specialty Property’s sustaining market share over the year; (iii) lack of turnover in key management; (iv) 2013 actual performance as compared to expected 2013 performance from our 2012 Step 1 assessment; and, (v) the overall market position and share price of Assurant, Inc. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform a Step 1test.

Based on our qualitative assessment, having considered the factors in totality, we determined that it was not necessary to perform a Step 1 test for Assurant Specialty Property and that it was more-likely-than-not that the fair value of Assurant Specialty Property continued to exceed its net book value at year-end 2013.

The determination of fair value of our reporting units requires many estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 250 basis points, with all other assumptions held constant, for Assurant Solutions, would result in its estimated fair value being less than its net book value as of December 31, 2014. Likewise, a reduction of 1,280 basis points in the terminal growth rate, with all other assumptions held constant, for Assurant Solutions would result in its estimated fair value being less than its net book value as of December 31, 2014. It would take more significant movements in our estimates and assumptions in order for Assurant Specialty Property’s estimated fair value to be less than its net book value.

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

Had the net book value exceeded its estimated fair value in the Step 1 test, we would have then performed a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

Recent Accounting Pronouncements – Adopted

On December 31, 2014, the Company adopted the amended guidance on reporting discontinued operations and disclosures of disposals of components of an entity. To qualify as a discontinued operation under the amended guidance, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance includes expanded disclosures for discontinued operations and requires comparative balance sheet presentation. New disclosures are also required for disposals of individually significant components that do not qualify as discontinued operations. The adoption of this amended guidance did not impact the Company’s financial position or results of operations.

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

On January 1, 2014, the Company adopted the other expenses guidance that addresses how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The Company’s adoption of this guidance impacts the results of our Assurant Health and Assurant Employee Benefits segments. For the calendar year ended December 31, 2014, the Company ratably recorded $25,723 in underwriting, general and administrative expenses in the consolidated statements of operations, and paid, in full, the final assessment during the third quarter of 2014.

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition. The amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five-step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Therefore, the Company is required to adopt the guidance on January 1, 2017. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating the requirements of the revenue recognition guidance as it relates to its non-insurance contract revenue and the potential impact on the Company’s financial position and results of operations.

Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Net earned premiums	$8,632,142	$7,759,796	$7,236,984
Net investment income	656,429	650,296	713,128
Net realized gains on investments	60,783	34,525	64,353
Amortization of deferred gains on disposal of businesses	(1,506)	16,310	18,413
Fees and other income	1,033,805	586,730	475,392

Total revenues	10,381,653	9,047,657	8,508,270

Benefits, losses and expenses:
Policyholder benefits	4,405,333	3,675,532	3,655,404
Selling, underwriting and general expenses (1)	5,173,788	4,504,691	4,034,809
Interest expense	58,395	77,735	60,306

Total benefits, losses and expenses	9,637,516	8,257,958	7,750,519

Income before provision for income taxes	744,137	789,699	757,751
Provision for income taxes	273,230	300,792	274,046

Net income	$470,907	$488,907	$483,705

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net income decreased $18,000, or 4%, to $470,907 for Twelve Months 2014 from $488,907 for Twelve Months 2013. The decrease was primarily related to lower net income at Assurant Specialty Property, a net loss at Assurant Health and a $19,400 (after-tax) loss associated with a divested business. Please see Note 4 to the Consolidated Financial Statements for further information. These items were partially offset by improved results in our Assurant Solutions and Assurant Employee Benefits segments, lower expenses in the Corporate and Other segment, an increase in net realized gains on investments and a favorable change in tax liabilities, including a $20,753 one-time tax benefit related to the conversion of the Canadian branch operations of certain U.S. subsidiaries to foreign corporate entities. Please see Note 8 to the Consolidated Financial Statements for further information.

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

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Net earned premiums	$3,128,868	$2,783,758	$2,579,220
Net investment income	382,640	376,245	396,681
Fees and other income	667,852	400,370	314,072

Total revenues	4,179,360	3,560,373	3,289,973

Benefits, losses and expenses:
Policyholder benefits	1,027,469	895,504	840,133
Selling, underwriting and general expenses (4)	2,830,058	2,474,259	2,267,986

Total benefits, losses and expenses	3,857,527	3,369,763	3,108,119

Segment income before provision for income taxes	321,833	190,610	181,854

Provision for income taxes	102,885	65,458	58,101

Segment net income	$218,948	$125,152	$123,753

Net earned premiums:
Domestic:
Credit	$160,794	$166,417	$165,765
Service contracts	1,631,339	1,372,314	1,260,578
Other (1)	73,254	82,864	62,298

Total Domestic	1,865,387	1,621,595	1,488,641

International:
Credit	318,104	380,683	425,078
Service contracts	850,454	685,039	556,207
Other (1)	33,830	29,918	28,316

Total International	1,202,388	1,095,640	1,009,601

Preneed	61,093	66,523	80,978

Total	$3,128,868	$2,783,758	$2,579,220

Fees and other income:
Domestic:
Debt protection	$30,938	$29,100	$27,912
Service contracts	424,259	206,130	139,636
Other (1)	8,344	6,920	4,039

Total Domestic	463,541	242,150	171,587

International	97,265	51,873	38,840
Preneed	107,046	106,347	103,645

Total	$667,852	$400,370	$314,072

Gross written premiums (2):
Domestic:
Credit	$316,815	$387,038	$390,648
Service contracts	3,112,526	2,090,160	1,799,577
Other (1)	88,298	106,256	113,067

Total Domestic	3,517,639	2,583,454	2,303,292

International:
Credit	879,526	964,236	1,002,347
Service contracts	826,046	780,393	722,251
Other (1)	63,211	47,932	44,721

Total International	1,768,783	1,792,561	1,769,319

Total	$5,286,422	$4,376,015	$4,072,611

Preneed (face sales)	$969,784	$1,007,915	$863,734

Combined ratio (3):
Domestic	93.3%	97.9%	98.9%
International	101.5%	102.8%	104.8%

(1)	This includes emerging products and run-off products lines.
(2)	Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.
(4)	2012 selling, underwriting and general expenses includes $26,458 of intangible asset impairment charges.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Income

Segment net income increased $93,796, or 75%, to $218,948 for Twelve Months 2014 from $125,152 for Twelve Months 2013. The increase was primarily driven by improved results in our domestic mobile business, reflecting growth in mobile subscribers, contributions from ongoing client marketing programs, continued favorable loss experience and expense savings in our domestic credit and domestic service contract businesses.

Total Revenues

Total revenues increased $618,987, or 17%, to $4,179,360 for Twelve Months 2014 from $3,560,373 for Twelve Months 2013. The increase was primarily driven by higher net earned premiums in our domestic and international service contract businesses. The increase in domestic service contract business reflects continued growth in mobile subscribers, growth at a large client due to increased subscribers and price increases as well as higher contributions from vehicle service contracts due to increased sales from new and existing dealers. The increase in international service contracts is due to growth in mobile subscribers. Fees and other income increased $267,482 primarily driven by mobile client marketing programs and from the Lifestyle Service Group (“LSG”) acquisition in October 2013.

Gross written premiums increased $910,407, or 21%, to $5,286,422 for Twelve Months 2014 from $4,376,015 for Twelve Months 2013. Gross written premiums from our domestic service contract business increased $1,022,366 primarily driven by growth in mobile subscribers. Gross written premiums from our international service contract business increased $45,653 primarily due to growth in the number of global mobile subscribers, the LSG acquisition and new and existing clients in Latin America. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates, primarily in Latin America and Canada.

Preneed face sales decreased $38,131, or 4%, to $969,784 for Twelve Months 2014 from $1,007,915 for Twelve Months 2013. This decrease was mostly attributable to a change in product offerings and a client’s temporary operational change. On June 25, 2014, we extended our exclusive distribution partnership with SCI, for an additional 10 years, through September 29, 2024.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $487,764, or 14%, to $3,857,527 for Twelve Months 2014 from $3,369,763 for Twelve Months 2013. Policyholder benefits increased $131,965 primarily related to the LSG acquisition partially offset by favorable loss experience in our domestic mobile business. Selling, underwriting and general expenses increased $355,799. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, increased $82,828 due to higher net earned premiums in our domestic service contract and domestic mobile business. General expenses increased $272,971 primarily due to increased administration expenses directly related to growth in our domestic mobile business and expenses related to the LSG acquisition. These items were partially offset by expense savings in our domestic credit and domestic service contract businesses.

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

Gross written premiums increased $303,404, or 7%, to $4,376,015 for Twelve Months 2013 from $4,072,611 for Twelve Months 2012. Gross written premiums from our domestic service contract business increased $290,583. Gross written premiums from our international service contract business increased $58,142 primarily due to growth in Latin America from new and existing clients and growth in Europe from the acquisition of LSG and from existing clients. This increase was partially offset by the unfavorable impact of changes in foreign exchange rates.

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

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Net earned premiums	$2,506,097	$2,380,044	$2,054,041
Net investment income	101,908	98,935	103,327
Fees and other income	301,048	133,135	98,621

Total revenues	2,909,053	2,612,114	2,255,989

Benefits, losses and expenses:
Policyholder benefits	1,085,339	890,409	949,157
Selling, underwriting and general expenses	1,305,286	1,068,273	844,288

Total benefits, losses and expenses	2,390,625	1,958,682	1,793,445

Segment income before provision for income taxes	518,428	653,432	462,544
Provision for income taxes	176,671	229,846	157,593

Segment net income	$341,757	$423,586	$304,951

Net earned premiums:
Homeowners (lender-placed and voluntary)	$1,743,965	$1,678,172	$1,418,061
Manufactured housing (lender-placed and voluntary)	237,576	226,058	207,675
Other (1)	524,556	475,814	428,305

Total	$2,506,097	$2,380,044	$2,054,041

Ratios:
Loss ratio (2)	43.3%	37.4%	46.2%
Expense ratio (3)	46.5%	42.5%	39.2%
Combined ratio (4)	85.2%	77.9%	83.3%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.
(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

In January 2015, the New York Department of Financial Services (“NYDFS”) issued regulations regarding tracking costs associated with lender placed insurance rates. We are currently assessing the new regulations, however, at this time we believe that they will not have a material financial impact on our lender-placed insurance business.

As previously disclosed, on March 21, 2013, the Company and two of its wholly owned subsidiaries, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the NYDFS regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 (non tax-deductible) settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all

New York-licensed lender-placed insurers of properties in the state, and filed their new lender-placed program and new rates in New York, which were approved in August 2014. The changes to the program affect annual lender-placed hazard and real estate owned policies issued in the State of New York, which accounted for approximately $120,000 and $101,000 of Assurant Specialty Property’s net earned premiums for Twelve Months 2014 and Twelve Months 2013, respectively.

On October 7, 2013, the Company reached an agreement with the Florida Office of Insurance Regulation to file for a 10% reduction in lender-placed hazard insurance rates in Florida. The rates have been filed and approved, and were effective for new and renewing policies starting in the first quarter of 2014. As part of the agreement, ASIC eliminated commissions and client quota-share reinsurance arrangements to meet new requirements of lender-placed insurance providers in Florida. ASIC recorded approximately $283,000 and $547,000 of direct earned premiums in Florida for Twelve Months 2014 and Twelve Months 2013, respectively, for the type of policies that are subject to the rate reduction.

At the federal level, in early 2013, the Consumer Financial Protection Bureau published mortgage servicing guidelines that incorporate certain requirements mandated by the Dodd-Frank Act. In addition, the Federal Housing Finance Agency (“FHFA”) issued new mortgage servicer guidelines, which became effective in June 2014, that eliminated lender-placed insurance-related commissions and client quota share arrangements on properties securing government-sponsored entity loans. At the directive of the FHFA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation each issued bulletins in December 2013 implementing these mortgage servicer guidelines.

Lender-placed insurance products accounted for 71% and 73% of net earned premiums for Twelve Months 2014 and Twelve Months 2013, respectively. The approximate corresponding contributions to the segment net income in these periods were 73% and 87%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Income

Segment net income decreased $81,829, or 19%, to $341,757 for Twelve Months 2014 from $423,586 for Twelve Months 2013. The decrease is primarily due to lower placement and premium rates and higher non-catastrophe losses in our lender-placed insurance business. Twelve Months 2013 results included a $14,000 (non-tax deductible) regulatory settlement with the NYDFS.

Total Revenues

Total revenues increased $296,939, or 11%, to $2,909,053 for Twelve Months 2014 from $2,612,114 for Twelve Months 2013. The increase was primarily due to growth in lender-placed homeowners insurance net earned premiums, as well as fee income from the acquisitions of Field Asset Services (“FAS”) and StreetLinks. Growth in lender-placed homeowners insurance was primarily due to the previously disclosed discontinuation of a client quota share reinsurance agreement and loan portfolios added in 2013 and was partially offset by the impact of lower placement and premium rates.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $431,943 or 22%, to $2,390,625 for Twelve Months 2014 from $1,958,682 for Twelve Months 2013. The loss ratio increased to 43.3% for Twelve Months 2014 from 37.4% for Twelve Months 2013 due to higher non-catastrophe losses from severe weather, high severity fire claims and lower premium rates from the new lender-placed homeowners insurance product. Reportable catastrophe losses for Twelve Months 2014 were $28,410 compared to reportable catastrophe losses for Twelve Months 2013 of $29,503. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased to 46.5% for Twelve Months 2014 from 42.5% for Twelve Months 2013 primarily due to growth in fee-based businesses. Twelve Months 2013 included a $14,000 (non-tax deductible) regulatory settlement with the NYDFS.

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

Assurant Health

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Net earned premiums	$1,945,452	$1,581,407	$1,589,459
Net investment income	35,369	36,664	64,308
Fees and other income	40,016	29,132	30,518

Total revenues	2,020,837	1,647,203	1,684,285

Benefits, losses and expenses:
Policyholder benefits	1,575,633	1,169,075	1,174,108
Selling, underwriting and general expenses	495,818	435,550	421,070

Total benefits, losses and expenses	2,071,451	1,604,625	1,595,178

Segment income before provision for income taxes	(50,614)	42,578	89,107
Provision for income taxes	13,134	36,721	37,107

Segment net (loss) income	$(63,748)	$5,857	$52,000

Net earned premiums:
Individual	$1,544,968	$1,174,141	$1,178,878
Small employer group	400,484	407,266	410,581

Total	$1,945,452	$1,581,407	$1,589,459

Insured lives by product line:
Individual	829	780	663
Small employer group	138	127	109

Total	967	907	772

Ratios:
Loss ratio (1)	81.0%	73.9%	73.9%
Expense ratio (2)	25.0%	27.0%	26.0%
Combined ratio (3)	104.3%	99.6%	98.5%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Most provisions of the Affordable Care Act have now taken effect. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position could be materially adversely affected. For more information, see Item 1A, “Risk Factors – Risk related to our industry – Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable” in this report.

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

Reinsurance

This is a transitional program for 2014-2016, with decreasing benefit over the three years. All commercial individual and group medical health plans are required to contribute to the funding of the program. Only individual health plans that are compliant with the essential health benefits of the Affordable Care Act are eligible to receive benefits from the program.

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

For the Twelve Months 2014, we recorded reinsurance contributions of $5,894 and reinsurance recoveries of $276,980 in our consolidated statements of operations. As of December 31, 2014, we recorded reinsurance contributions payable of $5,894 and reinsurance recoverables of $276,980 on our consolidated balance sheets. Both contributions and recoveries for the 2014 program are scheduled to be settled in 2015.

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

For the Twelve Months 2014, we recorded net risk adjustment premiums of $121,888 in our consolidated statements of operations, and we carried net risk adjustment receivables of $121,888 on our consolidated balance sheets. Risk transfer payments and receipts for the 2014 program are scheduled to be settled in 2015.

Risk corridor

This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors have no impact on our 2014 operations. Because the reinsurance and risk-adjustment programs are brand new and historical results are not available, estimates of amounts receivable from them are subject to considerable uncertainty. Actual amounts received may vary substantially from our estimates.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net (Loss) Income

Segment results decreased $69,605, or 1,188%, to a net loss of $63,748 for Twelve Months 2014 from net income of $5,857 for Twelve Months 2013. The decrease was primarily attributable to increased claims from the new Affordable Care Act qualified policies, reflecting the guaranteed issue requirements and the health profiles of many first-time buyers, as well as a higher non-deductible expenses and reform fees related to the Affordable Care Act. These items were partially offset by estimated recoveries from Affordable Care Act risk mitigation programs.

Total Revenues

Total revenues increased $373,634, or 23%, to $2,020,837 for Twelve Months 2014 from $1,647,203 for Twelve Months 2013. Net earned premiums from our individual medical business increased $370,827, or 32%, due to growth in individual major medical product sales, and estimated recoveries from the Affordable Care Act’s risk adjustment program.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $466,826, or 29%, to $2,071,451 for Twelve Months 2014 from $1,604,625 for Twelve Months 2013. Policyholder benefits increased $406,558, or 35%, and the benefit loss ratio increased to 81.0% from 73.9%. The increases in policyholder benefits and the benefit loss ratio were primarily attributable to higher volumes of individual business and higher loss experience on individual Affordable Care Act medical policies. Selling, underwriting and general expenses increased $60,268, or 14%, due to higher commissions on new sales and health reform fees. Fourth quarter 2013 included $4,589 of severance expense.

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

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $9,447, or less than 1%, to $1,604,625 for Twelve Months 2013 from $1,595,178 for Twelve Months 2012. Policyholder benefits decreased $5,033, or less than 1%, while the benefit loss ratio stayed level at 73.9%.The decrease in policyholder benefits was primarily attributable to a decline in renewal business, partially offset by less favorable loss experience and increasing first year business. Selling, underwriting and general expenses increased $14,480, or 3%, primarily due to higher expenses associated with increased first year sales of individual and small employer group major medical policies. Twelve Months 2013 also includes $4,589 of restructuring costs primarily due to the elimination of the underwriting functions for major medical products effective January 2014 as required by the Affordable Care Act.

Assurant Employee Benefits

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Net earned premiums	$1,051,725	$1,014,587	$1,014,264
Net investment income	117,192	117,853	128,485
Fees and other income	24,204	23,434	28,468

Total revenues	1,193,121	1,155,874	1,171,217

Benefits, losses and expenses:
Policyholder benefits	716,892	715,656	693,067
Selling, underwriting and general expenses	399,548	388,159	390,042

Total benefits, losses and expenses	1,116,440	1,103,815	1,083,109

Segment income before provision for income taxes	76,681	52,059	88,108
Provision for income taxes	28,000	17,506	30,049

Segment net income	$48,681	$34,553	$58,059

Net earned premiums:
Group disability	$409,028	$403,286	$409,757
Group dental	392,502	383,223	394,413
Group life	200,285	192,392	188,246
Group supplemental and vision products	49,910	35,686	21,848

Total	$1,051,725	$1,014,587	$1,014,264

Voluntary	$441,479	$393,969	$368,576
Employer-paid and other	610,246	620,618	645,688

Total	$1,051,725	$1,014,587	$1,014,264

Ratios:
Loss ratio (1)	68.2%	70.5%	68.3%
Expense ratio (2)	37.1%	37.4%	37.4%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.
(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Income

Segment net income increased $14,128, or 41%, to $48,681 for Twelve Months 2014 from $34,553 for Twelve Months 2013. The increase was primarily attributable to favorable loss experience in all major product lines.

Total Revenues

Total revenues increased $37,247, or 3%, to $1,193,121 for Twelve Months 2014 from $1,155,874 for Twelve Months 2013. Net earned premiums growth was driven by voluntary products which increased $47,510, or 12%, partially offset by declines in employer paid products.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $12,625, or 1%, to $1,116,440 for Twelve Months 2014 from $1,103,815 for Twelve Months 2013. The loss ratio decreased to 68.2% from 70.5% driven by favorable experience in all major product lines. The expense ratio remained relatively consistent at 37.1% for Twelve Months 2014 compared with 37.4% for Twelve Months 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Income

Segment net income decreased $23,506 or 40%, to $34,553 for Twelve Months 2013 from $58,059 for Twelve Months 2012. The decrease was primarily attributable to less favorable disability loss experience, including a previously disclosed decrease in the reserve discount rate primarily for new long-term disability claims. Additionally, Twelve Months 2013 results were also impacted by lower investment income compared to Twelve Months 2012.

Total Revenues

Total revenues decreased $15,343 or 1%, to $1,155,874 for Twelve Months 2013 from $1,171,217 for Twelve Months 2012. Twelve Months 2013 net earned premiums increased slightly as growth in our voluntary products was offset by declines in employer-paid products. Net investment income decreased 8% or $10,632 driven by lower average invested assets, a decrease in the average investment yield and lower real estate joint venture income in Twelve Months 2013 compared to Twelve Months 2012.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $20,706 or 2%, to $1,103,815 for Twelve Months 2013 from $1,083,109 for Twelve Months 2012. The loss ratio increased to 70.5% from 68.3% primarily driven by unfavorable disability and life loss experience. The expense ratio remained flat at 37.4%.

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$19,320	$20,599	$20,327
Net realized gains on investments	60,783	34,525	64,353
Amortization of deferred gain on disposal of businesses	(1,506)	16,310	18,413
Fees and other income	685	659	3,713

Total revenues	79,282	72,093	106,806

Benefits, losses and expenses:
Policyholder benefits	—	4,888	(1,061)
Selling, underwriting and general expenses	143,078	138,450	111,423
Interest expense	58,395	77,735	60,306

Total benefits, losses and expenses	201,473	221,073	170,668

Segment loss before benefit for income taxes	(122,191)	(148,980)	(63,862)
Benefit for income taxes	(47,460)	(48,739)	(8,804)

Segment net loss	$(74,731)	$(100,241)	$(55,058)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Loss

Segment net loss decreased $25,510 or 25%, to $74,731 for Twelve Months 2014 compared with a net loss of $100,241 for Twelve Months 2013. The decrease is primarily due to a $20,753 one-time tax benefit related to the conversion of the Canadian branch operations of certain U.S. subsidiaries to foreign corporate entities, a $17,068 (after-tax) change in net realized gains on investments, lower employee-related costs and impact of expense reduction initiatives. These items were partially offset by a $19,400 (after-tax) loss on an asset held for sale.

Total Revenues

Total revenues increased $7,189 or 10%, to $79,282 for Twelve Months 2014 compared with $72,093 for Twelve Months 2013. The increase in revenues is mainly due to an $26,258 increase in net realized gains on investments partially offset by a decrease of $17,816 in amortization of deferred gain on disposal of businesses (“amortization of deferred gain”). The reduction in the amortization of deferred gain is related to a change in estimate for the recognition of a deferred gain associated with FFG that we previously sold through reinsurance.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $19,600 or 9%, to $201,473 in Twelve Months 2014 compared with $221,073 in Twelve Months 2013. Interest expense declined $19,340 primarily due to repayment of the 2004 Senior Notes with an aggregate principal amount of $500,000 on February 18, 2014. Included in selling, underwriting and general expenses is a $21,526 loss on an asset held for sale. Excluding this item, Twelve Months 2014 had lower selling, underwriting and general expenses compared with Twelve Months 2013 primarily due to lower employee-related costs and impact of expense reduction initiatives.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Loss

Segment net loss increased $45,183 or 82%, to $100,241 for Twelve Months 2013 compared with a net loss of $55,058 for Twelve Months 2012. The increase is primarily related to a $19,388 (after-tax) decrease in net realized gains on investments, increased employee-related and business acquisition-related expenses and additional expenses in areas targeted for growth. In addition, interest expense increased $11,329 (after-tax) due to the March 2013 issuance of senior notes with an aggregate principal amount of $700,000.

Total Revenues

Total revenues decreased $34,713 or 33%, to $72,093 for Twelve Months 2013 compared with $106,806 for Twelve Months 2012. The decrease in revenues is mainly due to decreased net realized gains on investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $50,405 or 30%, to $221,073 in Twelve Months 2013 compared with $170,668 in Twelve Months 2012. The increase is primarily due to increased employee-related and business acquisition-related expenses, additional expenses in areas targeted for growth and increased interest expense related to the March 2013 debt issuance mentioned above. In addition, policyholders benefits increased $5,949 attributable to increased claims payable accruals associated with discontinued businesses.

Investments

The Company had total investments of $14,131,452 and $14,244,015 as of December 31, 2014 and December 31, 2013, respectively. For more information on our investments see Note 5 to the Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2014		December 31, 2013
Aaa / Aa / A	$7,314,208	65.0%	$7,214,256	63.9%
Baa	3,255,505	28.9%	3,316,035	29.4%
Ba	432,203	3.8%	523,175	4.6%
B and lower	261,258	2.3%	238,409	2.1%

Total	$11,263,174	100.0%	$11,291,875	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2014	2013	2012
Fixed maturity securities	$522,309	$530,144	$553,668
Equity securities	28,014	27,013	24,771
Commercial mortgage loans on real estate	73,959	76,665	79,108
Policy loans	2,939	3,426	3,204
Short-term investments	1,950	2,156	4,889
Other investments	34,527	20,573	54,581
Cash and cash equivalents	18,556	14,679	15,323

Total investment income	682,254	674,656	735,544

Investment expenses	(25,825)	(24,360)	(22,416)

Net investment income	$656,429	$650,296	$713,128

Net investment income increased $6,133, or 1%, to $656,429 for 2014 from $650,296 for 2013. The increase for the period was primarily related to $12,353 in additional investment income from real estate joint venture partnerships and $3,195 in additional investment income related to the loss recovery on certain mortgage-backed securities as a result of a trust settlement agreement. Excluding the investment income from the real estate joint venture partnerships and the trust settlement agreement, net investment income decreased $9,415, primarily reflecting lower investment yields.

Net investment income decreased $62,832, or 9%, to $650,296 for 2013 from $713,128 for 2012. The decrease is primarily due to $29,549 less investment income from real estate joint venture partnerships. Excluding the investment income from real estate joint venture partnerships, net investment income decreased $33,283, primarily reflecting lower investment yields.

The net unrealized gain position increased to $1,279,606 as of December 31, 2014, compared to $812,388 as of December 31, 2013 primarily due to a decrease in Treasury yields offset by an increase in credit spreads.

As of December 31, 2014, the Company owned $184,860 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $174,850 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2014 and 2013. At December 31, 2014 and 2013, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $270,107 and $234,640, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2014 and 2013, revenue bonds account for 51% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2014, approximately 76%, 10%, and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2013, approximately 70%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of our foreign government securities as of December 31, 2014 and 2013, respectively.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,060,655 with a net unrealized gain of $116,975 at December 31, 2014 and $1,082,129 with a net unrealized gain of $78,126 at December 31, 2013. Approximately 22% and 25% of the corporate European exposure is held in the financial industry at December 31, 2014 and 2013, respectively. Our largest European country exposure represented approximately 5% and 6% of the fair value of our corporate securities as of December 31, 2014 and 2013, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The Company has exposure to the energy sector in its corporate fixed maturity securities of $992,012 with a net unrealized gain of $89,590 at December 31, 2014 and $996,901 with a net unrealized gain of $78,667 at December 31, 2013. Approximately 89% and 87% of the energy exposure is rated as investment grade as of December 31, 2014 and 2013, respectively.

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2014, approximately 3% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 11% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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

As of December 31, 2014 and 2013, our collateral held under securities lending, of which its use is unrestricted, was $95,985 and $95,215, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,986 and $95,206, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for less than 12 months as of December 31, 2014. All securities were in an unrealized gain position as of December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

It is possible that regulators or rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect our capital resources. On November 21, 2014, A.M. Best affirmed the financial strength ratings for the legal entities of Assurant’s businesses with a stable outlook. At that time, A.M. Best also affirmed the Company’s debt rating of bbb with a positive outlook. On July 31, 2014, Moody’s Investor Services (“Moody’s”) affirmed the Senior Debt rating of Baa2 with a stable outlook for Assurant, Inc. At that time, Moody’s also affirmed the financial strength ratings of A2 with a stable outlook for American Security Insurance Company and American Bankers Insurance Company of Florida. In addition, Moody’s also affirmed American Bankers Life Assurance Company of Florida and Union Security Insurance Company’s financial strength ratings of A3 with a stable outlook. Moody’s downgraded the financial strength ratings from Baa1 to Baa2 for Time Insurance Company and John Alden Life Insurance Company due to pressures on earnings and concerns about the impact of the Affordable Care Act but, revised their outlook from negative to stable for these two entities. On July 1, 2014, Standard and Poor’s (“S&P”) affirmed the Senior Debt rating of BBB+ with a stable outlook for Assurant, Inc. In addition, S&P affirmed the financial strength ratings of Assurant’s rated entities with a stable outlook. For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business” and “Item 1A – Risk Factors – Risks Related to Our Company – A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.” For 2015, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $476,000.

Liquidity

As of December 31, 2014, we had $561,456 in holding company capital. We use the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $785,626, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $561,456 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions and amounts used for acquisitions, made to the holding company from its operating companies were $453,485, $607,295, and $581,908 for the years ended December 31, 2014, 2013, and 2012, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. During 2014, 2013 and 2012 we made share repurchases and paid dividends to our stockholders of $295,765, $472,308 and $472,103, respectively. We expect 2015 dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements as well as investment performance.

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

On January 9, 2015, our Board of Directors declared a quarterly dividend of $0.27 per common share payable on March 9, 2015 to stockholders of record as of February 23, 2015. We paid dividends of $0.27 per common share on December 15, 2014 to stockholders of record as of December 1, 2014, $0.27 per common share on September 9, 2014 to stockholders of record as of August 25, 2014, and $0.27 per common share on June 10, 2014 to stockholders of record as of May 27, 2014. This represents an 8 percent increase above the quarterly dividend of $0.25 per common share paid on March 10, 2014 to stockholders of record as of February 24, 2014. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.

On November 15, 2013, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making its total authorization $752,436 at that date. During the year ended December 31, 2014, we repurchased 3,298,490 shares of our outstanding common stock at a cost of $218,204, exclusive of commissions. As of December 31, 2014, $486,670 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

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

As of January 1, 2014, the Assurant Pension Plan’s funded percentage was 135% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2014. The 2014 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2015. Due to the funding status of the Assurant Pension Plan in 2014, no restrictions will exist before October 2015 (the time that the January 1, 2015 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2015, we do not anticipate any restrictions on benefits for the remainder of 2015.

The Assurant Pension Plan was under-funded by $28,956 and over-funded by $18,078 (based on the fair value of the assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2014 and 2013, respectively. This equates to an 97% and 102% funded status at December 31, 2014 and 2013, respectively. The change in funded status is mainly due to a decrease in the discount rate and a change in the mortality rates used to determine the projected benefit obligation.

The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2014, we contributed $30,000 in cash to the Assurant Pension Plan. We expect to contribute up to $43,000 in cash to the Assurant Pension Plan over the course of 2015. See Note 21 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.

The impact of a 25 basis point change in the discount rate on the 2015 projected benefit expense would result in a change of $3,000 for the Assurant Pension Plan and the various non-qualified pension plans and no impact on the retirement health benefit plan. The impact of a 25 basis point change in the expected return on assets assumption on the 2015 projected benefit expense would result in a change of $2,000 for the Assurant Pension Plan and the various non-qualified pension plans and $100 for the retirement health benefits plan.

Commercial Paper Program

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,740 was available at December 31, 2014, due to $4,260 of outstanding letters of credit related to this program.

On September 16, 2014, we entered into a five-year unsecured $400,000 revolving credit agreement (“2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces our prior four-year $350,000 revolving credit facility (“2011 Credit Facility”), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 30, 2019, provided we are in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their current share of the $400,000 facility.

We did not use the commercial paper program during the twelve months ended December 31, 2014 and 2013 and there were no amounts relating to the commercial paper program outstanding at December 31, 2014 and December 31, 2013. The Company made no borrowings using either the 2011 Credit Facility or the 2014 Credit Facility and no loans were outstanding at December 31, 2014.

The 2014 Credit Facility contains restrictive covenants, all of which were met as of December 31, 2014. These covenants include (but are not limited to):

(i)	Maintenance of a maximum debt to total capitalization ratio on the last day of any fiscal quarter of not greater than 35%, and

(ii)	Maintenance of a consolidated adjusted net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation the “Minimum Amount” is an amount equal to the sum of (a) the base amount $3,317,000 plus (b) 25% of consolidated net income for each fiscal quarter (if positive) ending after June 30, 2014, plus (c) 25% of the net proceeds received by the Company from any capital contribution to, or issuance of any Capital Stock or Hybrid Securities received after June 30, 2014.

At December 31, 2014, our ratio of debt to total capitalization as calculated under the covenant was 20%, the consolidated Minimum Amount described in (ii) above was $3,365,481 and our actual consolidated adjusted net worth as calculated under the covenant was $4,778,526.

In the event of the breach of certain covenants all obligations under the 2014 Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.

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

The net proceeds from the sale of the 2013 Senior Notes were $698,093, which represents the principal amount less the discount before offering expenses. The Company used the net proceeds of the 2013 Senior Notes for general corporate purposes, including to repay $500,000 of debt that matured in February 2014.

In addition, during 2014, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $35,414, $59,414 and $60,306 for the years ended December 31, 2014, 2013, and 2012, respectively. There was $12,023 and $21,876 of accrued interest at December 31, 2014 and 2013, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $22,981 and $17,357 for the twelve months ended December 31, 2014 and 2013, respectively. There was $6,635 of accrued interest at December 31, 2014 and 2013, respectively. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.

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

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities (1)	$313,782	$1,003,819	$673,215
Investing activities	63,889	(392,738)	(449,883)
Financing activities	(776,199)	196,699	(480,641)

Net change in cash	$(398,528)	$807,780	$(257,309)

(1)	Includes effect of exchange rates changes and the reclassification of assets held for sale on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

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

Net cash provided by operating activities was $313,782 and $1,003,819 for the years ended December 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments and by amounts yet to be recovered under the 3 R’s program, partially offset by increased net written premiums in Assurant Solutions, Assurant Health and Assurant Employee Benefits. For more information on the 3 R’s, please refer to Assurant Health’s Results of Operations section in this Item 7.

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

Investing Activities:

Net cash provided by (used in) investing activities was $63,889 and $(392,738) for the years ended December 31, 2014 and 2013, respectively. The change in investing activities is primarily due to decreased purchases of fixed maturity securities and less cash spent on acquisitions and equity interests, partially offset by a decrease in sales of fixed maturity securities. For more information on acquisitions, please see Note 3 to the Consolidated Financial Statements contained elsewhere in the report.

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

Financing Activities:

Net cash (used in) provided by financing activities was $(776,199) and $196,699 for the years ended December 31, 2014 and 2013, respectively. The cash used in financing activities during Twelve Months 2014 was primarily due to repayment of $467,330 of 2004 Senior Notes, which represents $500,000 in principal less amounts repurchased in 2013, and the payment of a contingent liability related to the acquisition of LSG. The cash provided by activities during Twelve Months 2013 was due to the issuance of two series of senior notes during Twelve Months 2013. The company received proceeds of $698,093 from this transaction, which represents the principal amount less the discount before offering expenses.

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

The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
Income taxes paid	$247,771	$132,487	$289,850
Interest paid on debt	68,875	70,741	60,188
Common stock dividends	77,495	74,128	69,393

Total	$394,141	$277,356	$419,431

Commitments and Contingencies

We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2014, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2014
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$22,217,185	$1,975,701	$1,812,682	$1,712,555	$16,716,247
Debt and related interest	1,949,844	54,813	109,625	446,500	1,338,906
Operating leases	126,251	30,587	44,422	27,970	23,272
Pension obligations and postretirement benefit	720,115	68,933	116,751	127,459	406,972
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	26,959	26,959	—	—	—
Capital contributions to real estate joint ventures	5,320	5,320	—	—	—
Liability for unrecognized tax benefit	7,631	—	2,804	855	3,972

Total obligations and commitments	$25,053,305	$2,162,313	$2,086,284	$2,315,339	$18,489,369

(1)	Insurance liabilities reflect estimated cash payments to be made to policyholders.

Liabilities for future policy benefits and expenses of $9,483,672 and claims and benefits payable of $3,698,606 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $17,871 and $17,343 of letters of credit outstanding as of December 31, 2014 and December 31, 2013, respectively.

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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio
As of December 31, 2014
	-100	-50	0	50	100
Total market value	$12,135,439	$11,692,341	$11,263,174	$10,853,281	$10,464,375
% Change in market value from base case	7.74%	3.81%	—%	(3.64)%	(7.09)%
$ Change in market value from base case	$872,265	$429,167	$—	$(409,893)	$(798,799)

As of December 31, 2013
	-100	-50	0	50	100
Total market value	$12,115,046	$11,701,578	$11,291,875	$10,898,116	$10,525,665
% Change in market value from base case	7.29%	3.63%	—%	(3.49)%	(6.79)%
$ Change in market value from base case	$823,171	$409,703	$—	$(393,759)	$(766,210)

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

The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2014
	-100	-50	0	50	100
Portfolio yield	4.89%	4.94%	5.00%	5.06%	5.11%
Basis point change in portfolio yield	(0.11)%	(0.06)%	—%	0.06%	0.11%

As of December 31, 2013
	-100	-50	0	50	100
Portfolio yield	4.82%	4.90%	4.98%	5.06%	5.14%
Basis point change in portfolio yield	(0.16)%	(0.08)%	—%	0.08%	0.16%

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

The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2014		December 31, 2013
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$7,314,208	65%	$7,214,256	64%
Baa	3,255,505	29%	3,316,035	29%
Ba	432,203	4%	523,175	5%
B and lower	261,258	2%	238,409	2%

Total	$11,263,174	100%	$11,291,875	100%

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

We had $7,254,585 and $5,752,134 of reinsurance recoverables as of December 31, 2014 and 2013, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,077,791 and $3,471,908 as of December 31, 2014 and $1,101,847 and $2,578,329 as of December 31, 2013, relating to two large coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of both The Hartford and John Hancock. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. See “Item 1A – Risk Factors – Risks Related to Our Company – Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “– We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest in assets, which are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 5% of Assurant preneed insurance policies, with reserves of $268,161 and $283,968 as of December 31, 2014 and 2013, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “– Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian dollar were approximately 2% of our total invested assets at December 31, 2014 and 2013, respectively.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,590,224 and $1,522,517 of the total as of December 31, 2014 and 2013, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2014
Foreign exchange spot rate at December 31, 2014, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$11,104,148	$11,183,661	$11,263,174	$11,342,687	$11,422,200
% change of market value from base case	(1.41)%	(0.71)%	—%	0.71%	1.41%
$ change of market value from base case	$(159,026)	$(79,513)	$—	$79,513	$159,026

As of December 31, 2013
Foreign exchange spot rate at December 31, 2013, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$11,139,617	$11,215,746	$11,291,875	$11,368,004	$11,444,133
% change of market value from base case	(1.35)%	(0.67)%	—%	0.67%	1.35%
$ change of market value from base case	$(152,258)	$(76,129)	$—	$76,129	$152,258

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

Foreign Exchange Movement Analysis of Net Income
As of December 31, 2014
Foreign exchange daily average rate for the year ended December 31, 2014, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$466,706	$468,807	$470,907	$473,007	$475,108
% change of net income from base case	(0.89)%	(0.45)%	—%	0.45%	0.89%
$ change of net income from base case	$(4,201)	$(2,100)	$—	$2,100	$4,201

As of December 31, 2013
Foreign exchange daily average rate for the year ended December 31, 2013, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$485,856	$487,381	$488,907	$490,433	$491,958
% change of net income from base case	(0.62)%	(0.31)%	—%	0.31%	0.62%
$ change of net income from base case	$(3,051)	$(1,526)	$—	$1,526	$3,051

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2014 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers in our upcoming 2015 Proxy Statement (“2015 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2015 Proxy Statement, under the caption “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2015 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2015 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.

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

Item 11. Executive Compensation

The information in the 2015 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2015 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the 2015 Proxy Statement under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in the 2015 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 5, 2010).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2	Indenture, dated as of March 28, 2013, between Assurant, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K, originally filed on March 28, 2013).

4.3	Senior Debt Indenture, dated as of February 18, 2004, between Assurant, Inc. and U.S. Bank National Association, successor to SunTrust Bank, as trustee (incorporated by reference from Exhibit 10.27 to the Registrant’s Form 10-K, originally filed on March 30, 2004).

4.4	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.4	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on July 1, 2009).*

10.5	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards to Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 5, 2010).*

10.6	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on June 14, 2011).*

10.7	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.8	Form of Amendment, dated April 4, 2011, to Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 3, 2011).*

10.9	Form of Directors Stock Agreement under Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

Exhibit Number	Exhibit Description

10.10	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K, originally filed on March 10, 2006).*

10.11	Form of Directors Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.12	Form of Directors Stock Appreciation Rights Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.13	Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).*

10.14	Amendment No. 1 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on November 14, 2005).*

10.15	Amendment No. 2 to the Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.16	Amended Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.17	Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.18	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.19	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.20	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.9 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.21	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2010).*

10.22	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.23	Form of Restricted Stock Agreement for Executive Officers under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

10.24	Form of CEO Award Restricted Stock Agreement under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 4, 2008).*

Exhibit Number	Exhibit Description

10.25

Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of

January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.26	Amended and Restated Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.27	Amended Form of Restricted Stock Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.28	Amended Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan, effective January 11, 2007 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 1, 2007).*

10.29	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.30	Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.31	Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-K, originally filed on February 18, 2014).*

10.32	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*

10.33	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.34	Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.35	Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.36	Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.37	Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.38	Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 18, 2014).*

10.39	Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.40	Amendment No. 1 to the Assurant Executive 401(k) Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.36 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

Exhibit Number	Exhibit Description

10.41	Amendment No. 2 to the Assurant Executive 401(k) Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.37 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.42	Amendment No. 3 to the Assurant Executive 401(k) Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.43	Assurant Executive 401(k) Plan, Amended and Restated Effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on April 29, 2014).*

10.44	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.45	Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.46	Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.47	Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.48	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008).

10.49	Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.50	Consulting Agreement, dated October 1, 2014, by and between Assurant, Inc. and Michael J. Peninger. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on October 2, 2014).*

10.51	Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on November 4, 2014).

10.52	Consulting Agreement, dated October 1, 2014, by and between Assurant, Inc. and Sylvia R. Wagner.*

10.53	Consulting Agreement, dated January 6, 2015, by and between Assurant, Inc. and John S. Roberts.*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2014.

12.2	Computation of Other Ratios as of December 31, 2014.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

Exhibit Number	Exhibit Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2015.

ASSURANT, INC.

By:	/S/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 19, 2015.

Signature	Title

/S/ ALAN B. COLBERG Alan B. Colberg	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ CHRISTOPHER J. PAGANO Christopher J. Pagano	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ JOHN A. SONDEJ John A. Sondej	Senior Vice President and Controller (Principal Accounting Officer)

* Elaine D. Rosen	Non-Executive Board Chair

* Howard L. Carver	Director

* Juan N. Cento	Director

* Elyse Douglas	Director

* Lawrence V. Jackson	Director

* David B. Kelso	Director

* Charles J. Koch	Director

* Jean-Paul L. Montupet	Director

* Paul J. Reilly	Director

* Robert W. Stein	Director

*By:	/S/ CHRISTOPHER J. PAGANO
Name:	Christopher J. Pagano
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2015

Assurant, Inc.

Consolidated Balance Sheets

At December 31, 2014 and 2013

	December 31,
	2014	2013
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $10,048,100 in 2014 and $10,520,310 in 2013)	$11,263,174	$11,291,875
Equity securities available for sale, at fair value (cost – $434,875 in 2014 and $417,535 in 2013)	499,407	458,358
Commercial mortgage loans on real estate, at amortized cost	1,272,616	1,287,032
Policy loans	48,272	51,678
Short-term investments	345,246	470,458
Collateral held/pledged under securities agreements	95,985	95,215
Other investments	606,752	589,399

Total investments	14,131,452	14,244,015

Cash and cash equivalents	1,318,656	1,717,184
Premiums and accounts receivable, net	1,445,630	1,080,171
Reinsurance recoverables	7,254,585	5,752,134
Accrued investment income	138,868	145,189
Deferred acquisition costs	2,957,740	3,128,931
Property and equipment, at cost less accumulated depreciation	277,645	253,630
Tax receivable	15,132	—
Goodwill	841,239	784,561
Value of business acquired	45,462	53,549
Other intangible assets, net	381,960	354,636
Other assets	847,860	258,942
Assets held in separate accounts	1,906,237	1,941,747

Total assets	$31,562,466	$29,714,689

Liabilities
Future policy benefits and expenses	$9,483,672	$8,646,572
Unearned premiums	6,529,675	6,662,672
Claims and benefits payable	3,698,606	3,389,371
Commissions payable	487,322	429,636
Reinsurance balances payable	157,089	106,932
Funds held under reinsurance	75,161	76,778
Deferred gain on disposal of businesses	100,817	99,311
Obligation under securities agreements	95,986	95,206
Accounts payable and other liabilities	2,675,515	1,791,496
Tax payable	—	3,371
Debt	1,171,079	1,638,118
Liabilities related to separate accounts	1,906,237	1,941,747

Total liabilities	26,381,159	24,881,210

Commitments and contingencies (Note 25)

Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 69,299,559 and 71,828,208 shares outstanding at December 31, 2014 and December 31, 2013, respectively	1,490	1,482
Additional paid-in capital	3,131,274	3,087,533
Retained earnings	4,809,287	4,415,875
Accumulated other comprehensive income	555,767	426,830
Treasury stock, at cost; 79,338,142 and 76,039,652 shares at December 31, 2014 and December 31, 2013, respectively	(3,316,511)	(3,098,241)

Total stockholders’ equity	5,181,307	4,833,479

Total liabilities and stockholders’ equity	$31,562,466	$29,714,689

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$8,632,142	$7,759,796	$7,236,984
Net investment income	656,429	650,296	713,128
Net realized gains on investments, excluding other-than-temporary impairment losses	60,813	38,912	66,196
Total other-than-temporary impairment losses	(69)	(4,516)	(1,939)
Portion of net loss recognized in other comprehensive income, before taxes	39	129	96

Net other-than-temporary impairment losses recognized in earnings	(30)	(4,387)	(1,843)
Amortization of deferred gain on disposal of businesses	(1,506)	16,310	18,413
Fees and other income	1,033,805	586,730	475,392

Total revenues	10,381,653	9,047,657	8,508,270

Benefits, losses and expenses
Policyholder benefits	4,405,333	3,675,532	3,655,404
Amortization of deferred acquisition costs and value of business acquired	1,485,558	1,470,287	1,403,215
Underwriting, general and administrative expenses	3,688,230	3,034,404	2,631,594
Interest expense	58,395	77,735	60,306

Total benefits, losses and expenses	9,637,516	8,257,958	7,750,519

Income before provision for income taxes	744,137	789,699	757,751
Provision for income taxes	273,230	300,792	274,046

Net income	$470,907	$488,907	$483,705

Earnings Per Share
Basic	$6.52	$6.38	$5.74
Diluted	$6.44	$6.30	$5.67
Dividends per share	$1.06	$0.96	$0.81

Share Data
Weighted average shares outstanding used in basic per share calculations	72,181,447	76,648,688	84,276,427
Plus: Dilutive securities	970,563	1,006,076	1,030,638

Weighted average shares used in diluted per share calculations	73,152,010	77,654,764	85,307,065

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Comprehensive Income

Years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$470,907	$488,907	$483,705

Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(135,743), $231,472, and $(141,037), respectively	267,011	(455,808)	268,106
Change in other-than-temporary impairment gains, net of taxes of $(90), $(1,382), and $(4,563), respectively	167	2,566	8,474
Change in foreign currency translation, net of taxes of $2,745, $8,162, and $(3,500), respectively	(88,944)	(45,649)	(4,036)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $26,534, $(51,302), and $(163), respectively	(49,297)	95,318	283

Total other comprehensive income (loss)	128,937	(403,573)	272,827

Total comprehensive income	$599,844	$85,334	$756,532

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

At December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, January 1, 2012	$1,464	$3,025,477	$3,586,784	$557,576	$(2,297,351)	$4,873,950
Stock plan exercises	10	(12,340)	—	—	—	(12,330)
Stock plan compensation expense	—	37,589	—	—	—	37,589
Change in tax benefit from share-based payment arrangements	—	1,728	—	—	—	1,728
Dividends	—	—	(69,393)	—	—	(69,393)
Acquisition of common stock	—	—	—	—	(402,710)	(402,710)
Net income	—	—	483,705	—	—	483,705
Other comprehensive income	—	—	—	272,827	—	272,827

Balance, December 31,2012	$1,474	$3,052,454	$4,001,096	$830,403	$(2,700,061)	$5,185,366
Stock plan exercises	8	(13,814)	—	—	—	(13,806)
Stock plan compensation expense	—	50,004	—	—	—	50,004
Change in tax benefit from share-based payment arrangements	—	(1,111)	—	—	—	(1,111)
Dividends	—	—	(74,128)	—	—	(74,128)
Acquisition of common stock	—	—	—	—	(398,180)	(398,180)
Net income	—	—	488,907	—	—	488,907
Other comprehensive (loss)	—	—	—	(403,573)	—	(403,573)

Balance, December 31, 2013	$1,482	$3,087,533	$4,415,875	$426,830	$(3,098,241)	$4,833,479
Stock plan exercises	8	(20,513)	—	—	—	(20,505)
Stock plan compensation expense	—	49,354	—	—	—	49,354
Change in tax benefit from share-based payment arrangements	—	14,900	—	—	—	14,900
Dividends	—	—	(77,495)	—	—	(77,495)
Acquisition of common stock	—	—	—	—	(218,270)	(218,270)
Net income	—	—	470,907	—	—	470,907
Other comprehensive income	—	—	—	128,937	—	128,937

Balance, December 31, 2014	$1,490	$3,131,274	$4,809,287	$555,767	$(3,316,511)	$5,181,307

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net income	$470,907	$488,907	$483,705
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(471,232)	444,639	(730,274)
Change in premiums and accounts receivable	(292,241)	(210,997)	(185,273)
Change in deferred acquisition costs and value of business acquired	(227,628)	(337,060)	(358,637)
Change in other intangible assets	(13,801)	(56,997)	(43,957)
Change in accrued investment income	2,409	1,839	4,832
Change in insurance policy reserves and expenses	828,591	166,839	1,356,403
Change in accounts payable and other liabilities	266,648	181,374	33,775
Change in commissions payable	84,920	106,424	79,378
Change in reinsurance balances payable	49,940	6,214	(27,077)
Change in funds withheld under reinsurance	57,095	18,209	(4,286)
Change in securities classified as trading	(23,782)	(10,606)	(2,874)
Change in income taxes	62,087	171,311	(5,800)
Change in tax valuation allowance	1,690	3,383	2,937
Change in inventory associated with mobile business	(85,742)	(34,682)	(5,809)
Amortization of deferred gain on disposal of businesses	1,506	(16,310)	(18,413)
Depreciation and amortization	132,217	124,851	124,387
Net realized gains on investments	(60,783)	(34,525)	(64,353)
Loss on extinguishment of debt	—	964	—
Loss on business classified as held for sale	21,526	—	—
Stock based compensation expense	49,354	50,004	37,589
Income from real estate joint ventures	(17,826)	(5,573)	(35,023)
Change in tax benefit from share-based payment arrangements	(14,900)	1,112	(1,728)
Other intangible asset impairment	5,019	3,323	26,458
Premium stabilization programs (4)	(381,158)	—	—
Other	(51,000)	(35,082)	13,738

Net cash provided by operating activities	$393,816	$1,027,561	$679,698

Investing activities
Sales of:
Fixed maturity securities available for sale	1,887,983	2,582,731	2,197,475
Equity securities available for sale	109,233	236,730	120,729
Other invested assets	74,257	49,456	103,834
Property and equipment and other	172	1,422	2,375
Subsidiary, net of cash transferred (1)	—	—	1,364
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	791,528	882,159	999,591
Commercial mortgage loans on real estate	165,452	217,377	126,768
Purchases of:
Fixed maturity securities available for sale	(2,472,494)	(3,396,588)	(3,729,316)
Equity securities available for sale	(132,748)	(215,881)	(186,962)
Commercial mortgage loans on real estate	(156,390)	(194,468)	(126,578)
Other invested assets	(41,653)	(57,001)	(41,640)
Property and equipment and other	(83,603)	(52,326)	(56,457)
Subsidiary, net of cash transferred (1)	(149,194)	(181,865)	(3,500)
Equity interest (2)	(24,614)	(91,420)	—
Change in short-term investments	93,571	(173,603)	140,309
Change in policy loans	3,169	1,031	1,345
Change in collateral held/pledged under securities agreements	(780)	(492)	780

Net cash provided by (used in) investing activities	63,889	(392,738)	(449,883)

Assurant, Inc.

Consolidated Statements of Cash Flows – (Continued)

Years Ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Financing activities
Issuance of debt	—	698,093	—
Repurchase of debt	—	(33,634)	—
Repayment of debt	(467,330)	—	—
Change in tax benefit from share-based payment arrangements	14,900	(1,112)	1,728
Acquisition of common stock	(215,183)	(393,012)	(412,196)
Dividends paid	(77,495)	(74,128)	(69,393)
Payment of contingent obligations (3)	(31,871)	—	—
Change in obligation under securities agreements	780	492	(780)

Net cash (used in) provided by financing activities	(776,199)	196,699	(480,641)

Effect of exchange rate changes on cash and cash equivalents	(28,126)	(23,742)	(6,483)
Cash included in business classified as held for sale	(51,908)	—	—

Change in cash and cash equivalents	(398,528)	807,780	(257,309)
Cash and cash equivalents at beginning of period	1,717,184	909,404	1,166,713

Cash and cash equivalents at end of period	$1,318,656	$1,717,184	$909,404

Supplemental information:
Income taxes paid	$247,771	$132,487	$289,850
Interest on debt paid	$68,875	$70,741	$60,188

(1)	2014 includes the acquisition of StreetLinks, LLC, eMortgage Logic, LLC, CWI Group and other immaterial subsidiaries. 2013 includes the acquisition of Field Asset Services Group Limited and Lifestyle Services Group Limited. 2012 includes the sale of one immaterial subsidiary.
(2)	Relates to the purchase of equity interest in Iké Asistencia.
(3)	Relates to the delayed and contingent liability payments established at the time of acquisition of Lifestyle Services Group. Change in amount paid, in comparison to December 31, 2013 amount disclosed, is mainly due to foreign currency translation.
(4)	Represents non-cash items related to estimated receivables introduced by the Affordable Care Act. See the Affordable Care Act Risk Mitigation Programs section of Note 2 for additional information.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands except number of shares and per share amounts)

1. Nature of Operations

Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialized insurance products and related services in North America, Latin America, Europe and other select worldwide markets.

The Company is traded on the New York Stock Exchange under the symbol “AIZ.”

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

In 2014, an adjustment was recorded which decreased DAC by $236,818, unearned premiums by $196,708 and other comprehensive income by $26,072, net of tax. There was no impact on net income or cash flows. This adjustment reflects the recording of the impacts of unrealized investment gains and losses on these accounts for certain preneed insurance policies, as if those unrealized gains and losses had been realized. This adjustment to correct these items was evaluated considering both qualitative and quantitative factors and the impact of these adjustments in relation to current period, as well as the materiality to the periods in which they originated. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2014 presentation.

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

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities, aggregated by issuer, whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write- down list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. See Note 5 for further information.

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

For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after January 1, 2009, universal life insurance policies, and investment-type annuities (no longer offered), DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. Estimated gross profits include the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

In the fourth quarter of 2014, we performed a Step 1 test for both our Assurant Specialty Property and Assurant Solutions reporting units and concluded that the estimated fair value of the reporting units exceeded their respective book values and therefore goodwill was not impaired.

In the fourth quarter of 2013, the Company chose the option to first perform a qualitative assessment for our Assurant Specialty Property reporting unit. Based on this assessment, the Company determined that it was more likely than not that the reporting unit’s fair value was more than its carrying amount, therefore further impairment testing was not necessary. For our Assurant Solutions reporting unit, we performed Step 1 and concluded that the estimated fair value of the reporting unit exceeded its respective book value and therefore goodwill was not impaired.

For 2014 and 2013, the Assurant Employee Benefits and Assurant Health reporting units did not have goodwill.

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

VOBA is tested annually in the fourth quarter for recoverability. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2014 and 2013 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Other Assets

Other assets consist primarily of investments in unconsolidated entities, inventory associated with our mobile protection business and prepaid items. The Company accounts for investments in unconsolidated entities using the equity method of accounting since the Company can exert significant influence over the investee, but does not have effective control over the investee. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Judgment regarding the level of influence over each equity method investee includes considering factors such as ownership interest, board representation and policy making decisions. In applying the equity method, the Company uses financial information provided by the investee, which may be received on a lag basis.

Other Intangible Assets

Other intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives. Other intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. At the time of the annual impairment test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the carrying amount of the indefinite-lived other intangible asset exceeds its fair value. For other intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators (“triggers”) of impairment identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company does perform an annual impairment test for other intangible assets with finite lives even if there are no triggers present. There were no material impairment charges related to finite-lived and indefinite-lived other intangible assets in 2014 or 2013.

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

For group disability, the case reserves and the IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long-term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

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

Deferred Gain on Disposal of Businesses

On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company, and adjusts the revenue recognized accordingly. Based on the Company’s annual review in the fourth quarter of 2014, the Company re-established $12,777 of the FFG deferred gain. There were no adjustments to the estimates affecting the deferred gain based on the annual review in 2013.

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

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes revenue over the contract term in proportion to the amount of insurance protection provided. The Company’s short duration contracts primarily include group term life, group disability, medical, dental, vision, property and warranty, credit life and disability, and extended service contracts and individual medical contracts issued from 2003 through 2006 in most jurisdictions and in all jurisdictions after 2006.

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

The Company has estimated its 2014 impact of this regulation based on definitions and calculation methodologies outlined in the HHS regulations and guidance. The estimate was based on separate projection models for the individual medical and small group businesses using projections of expected premiums, claims, and enrollment by state, legal entity, and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes. The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.

Affordable Care Act Risk Mitigation Programs

Beginning in 2014, the Affordable Care Act introduced new and significant premium stabilization programs. These programs, discussed in further detail below, are meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

A three-year (2014-2016) reinsurance program provides reimbursement to insurers for high cost individual business sold on or off the public marketplaces. The reinsurance entity established by HHS is funded by a per-member reinsurance fee assessed on all commercial medical plans, including self-insured group health plans. Only Affordable Care Act individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap. Reinsurance contributions associated with Affordable Care Act individual plans are reported as a reduction in net earned premiums in the consolidated statements of operations, and estimated reinsurance recoveries are established as reinsurance recoverables in the consolidated balance sheets with an offsetting reduction in policyholder benefits in the consolidated statements of operations. Reinsurance fee contributions for non-Affordable Care Act business are reported in underwriting, general and administrative expenses in the consolidated statements of operations.

A permanent risk adjustment program transfers funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in Affordable Care Act plans in the individual and small group markets, both on and off the public marketplaces. Based on the risk of its members compared to the total risk of all members in the same state and market, considering data obtained from industry studies, the Company estimates its year-to-date risk adjustment transfer amount. The Company records a risk adjustment transfer receivable (payable) in premiums and accounts receivable (unearned premiums) in the consolidated balance sheets, with an offsetting adjustment to net earned premiums in the consolidated statements of operations.

A three year (2014-2016) risk corridor program limits insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to a subset of Affordable Care Act eligible individual and small group products certified as Qualified Health Plans. The public marketplace can only sell Qualified Health Plans. In addition, carriers who sell Qualified Health Plans on the public marketplace can also sell them off the public marketplace. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS. During 2014, the Company did not participate in any insurance public marketplaces so the risk corridor program had no impact on the Company’s 2014 operations.

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

Recent Accounting Pronouncements – Adopted

On December 31, 2014, the Company adopted the amended guidance on reporting discontinued operations and disclosures of disposals of components of an entity. To qualify as a discontinued operation under the amended guidance, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amended guidance includes expanded disclosures for discontinued operations and requires comparative balance sheet presentation. New disclosures are also required for disposals of individually significant components that do not qualify as discontinued operations. The adoption of this amended guidance did not impact the Company’s financial position or results of operations.

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

On January 1, 2014, the Company adopted the other expenses guidance that addresses how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The Company’s adoption of this guidance impacts the results of our Assurant Health and Assurant Employee Benefits segments. For the calendar year ended December 31, 2014, the Company ratably recorded $25,723 in underwriting, general and administrative expenses in the consolidated statements of operations, and paid, in full, the final assessment during the third quarter of 2014.

Recent Accounting Pronouncements – Not Yet Adopted

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

3. Acquisitions

On October 31, 2014, the Company acquired CWI Group, a mobile insurance administrator in France, for €56,937 ($71,393) in cash. In connection with the acquisition, the Company recorded €26,485 ($33,399) of customer and market based intangible assets, all of which are amortizable over 1 to 8 year periods, and €37,369 ($47,123) of goodwill, none of which is tax-deductible. The acquisition agreement also calls for a potential earnout based on future performance. The primary factor contributing to the recognition of goodwill is the future expected growth of this business within Assurant Solutions.

On September 3, 2014, the Company acquired eMortgage Logic, LLC, a national provider of residential valuation products and valuation technology services. The acquisition-date fair value of the consideration transferred totaled $28,263, which primarily consists of an initial cash payment of $17,000 and a contingent payment of $10,231. The contingent consideration arrangement is based on future expected revenue. In connection with the acquisition, the Company recorded $11,270 of customer and technology based intangible assets, all of which are amortizable over 3 to 11 year periods, and $14,058 of goodwill, all of which is tax- deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business within Assurant Specialty Property.

On April 16, 2014, the Company acquired StreetLinks, LLC, a leading independent appraisal management company, from Novation Companies, Inc. The acquisition-date fair value of the consideration transferred totaled $65,905, which consists of an initial cash payment of $60,905 and a contingent payment of $5,000. The contingent consideration arrangement is based on future expected revenue. In connection with the acquisition, the Company recorded $47,970 of customer and technology based intangible assets, all of which are amortizable over 2 to 12 year periods, and $14,738 of goodwill, none of which is tax-deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business within Assurant Specialty Property.

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

The Company concluded that Iké is a VIE; however, it does not have the controlling financial interest to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, the investment in Iké is recorded under the equity method of accounting and the resulting investment in this unconsolidated entity is included in other assets on the consolidated balance sheets. The Company’s income from its investment in Iké is included in fees and other income of the consolidated statements of operations. This income is adjusted for basis differences, such as the amortization of separately identifiable intangible assets.

The estimated fair value of a net put option to acquire the remaining interests of Iké is included in accounts payable and other liabilities of the consolidated balance sheets. The estimated fair value of the net put option will be remeasured each quarter and any changes in the fair value are included in fees and other income in the consolidated statements of operations.

An indemnification asset that approximates the estimated contingencies related to uncertain tax positions for Iké is included in other assets on the consolidated balance sheets. Any subsequent changes in the indemnification asset are recorded as an offset to the investment in this unconsolidated entity.

On October 25, 2013, the Company acquired Lifestyle Services Group, a mobile phone insurance provider based in the U.K. The acquisition-date fair value of the consideration transferred totaled £106,394 ($172,156), which consisted of an initial cash payment of £87,081 ($140,906), a delayed payment of £3,000 ($4,854) and contingent consideration of an additional £16,313 ($26,395), payable no later than March 31, 2014. On March 24, 2014, the Company made the required delayed payment of £3,000 ($4,951) and contingent payment of £16,313 ($26,920). The contingent payment was made given the stipulated contractual renewal of a key client. In connection with the acquisition, the Company recorded £45,266 ($73,245) of customer related intangibles, all of which are amortizable over 2 to 10 year periods, and £70,234 ($113,646) of goodwill, none of which is tax-deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business within Assurant Solutions.

On September 30, 2013, the Company acquired Field Asset Services from FirstService Corporation for $54,636 in cash. In connection with the acquisition, the Company recorded $21,020 of marketing and technology based intangible assets, all of which are amortizable over 5 to 9 year periods, and $28,908 of goodwill, all of which is tax-deductible. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands existing collateral protection service offerings for customers of Assurant Specialty Property.

4. Dispositions

On January 1, 2015, the Company sold its general agency business and primary associated insurance carrier, American Reliable Insurance Company (“ARIC”) to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc, for approximately $114,000 in cash. The business was part of the Assurant Specialty Property segment and offers specialty personal lines and agricultural insurance through general and independent agents. The disposition allows Assurant Specialty Property to better align its portfolio of businesses, increase resources allocated toward these markets and strengthen their core business. The sale price was based on GAAP book value of the business from June 30, 2014 with adjustments until January 1, 2015.

As of December 31, 2014, the divested business had assets, excluding goodwill, of $441,942 (primarily consisting of $199,097 fixed maturity securities, $48,695 cash and cash equivalents, $26,186 premiums and accounts receivable, $105,603 reinsurance recoverables and $25,055 deferred acquisition costs) and liabilities of $321,820 (primarily consisting of $172,235 unearned premiums, $72,645 claims and benefits payable and $54,949 funds held under reinsurance). These assets and liabilities are classified as held for sale and are included in other assets and accounts payable and other liabilities in the Company’s Consolidated Balance Sheets, respectively. The loss associated with the divested business of $21,526 includes a $15,451 goodwill write-off and is classified in underwriting, general and administrative expenses on the Consolidated Statements of Operations.

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$172,070	$5,201	$(429)	$176,842	$—
States, municipalities and political subdivisions	703,167	67,027	(353)	769,841	—
Foreign governments	591,981	74,339	(1,457)	664,863	—
Asset-backed	3,917	1,680	(78)	5,519	1,570
Commercial mortgage-backed	44,907	1,109	—	46,016	—
Residential mortgage-backed	911,004	58,876	(1,154)	968,726	17,732
Corporate	7,621,054	1,026,927	(16,614)	8,631,367	21,612

Total fixed maturity securities	$10,048,100	$1,235,159	$(20,085)	$11,263,174	$40,914

Equity securities:
Common stocks	$22,300	$15,651	$(1)	$37,950	$—
Non-redeemable preferred stocks	412,575	50,975	(2,093)	461,457	—

Total equity securities	$434,875	$66,626	$(2,094)	$499,407	$—

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$408,378	$4,166	$(1,888)	$410,656	$—
States, municipalities and political subdivisions	774,233	63,543	(2,624)	835,152	—
Foreign governments	647,486	35,543	(7,608)	675,421	—
Asset-backed	4,320	1,910	(56)	6,174	1,773
Commercial mortgage-backed	57,594	2,850	(82)	60,362	—
Residential mortgage-backed	919,216	41,905	(13,217)	947,904	19,525
Corporate	7,709,083	684,776	(37,653)	8,356,206	19,359

Total fixed maturity securities	$10,520,310	$834,693	$(63,128)	$11,291,875	$40,657

Equity securities:
Common stocks	$17,890	$11,352	$(10)	$29,232	$—
Non-redeemable preferred stocks	399,645	38,880	(9,399)	429,126	—

Total equity securities	$417,535	$50,232	$(9,409)	$458,358	$—

(a)	Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2014 and 2013. At December 31, 2014 and 2013, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $270,107 and $234,640, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2014 and 2013, revenue bonds account for 51% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2014, approximately 76%, 10%, and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2013, approximately 70%, 15% and 6% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of our foreign government securities as of December 31, 2014 and 2013.

The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,060,655 with a net unrealized gain of $116,975 at December 31, 2014 and $1,082,129 with a net unrealized gain of $78,126 at December 31, 2013. Approximately 22% and 25% of the corporate European exposure is held in the financial industry at December 31, 2014 and 2013, respectively. Our largest European country exposure represented approximately 5% and 6% of the fair value of our corporate securities as of December 31, 2014 and 2013, respectively. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.

The Company has exposure to the energy sector in its corporate fixed maturity securities of $992,012 with a net unrealized gain of $89,590 at December 31, 2014 and $996,901 with a net unrealized gain of $78,667 at December 31, 2013. Approximately 89% and 87% of the energy exposure is rated as investment grade as of December 31, 2014 and 2013, respectively.

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$317,099	$321,131
Due after one year through five years	2,245,676	2,367,245
Due after five years through ten years	2,441,858	2,575,890
Due after ten years	4,083,639	4,978,647

Total	9,088,272	10,242,913
Asset-backed	3,917	5,519
Commercial mortgage-backed	44,907	46,016
Residential mortgage-backed	911,004	968,726

Total	$10,048,100	$11,263,174

Major categories of net investment income were as follows:

	Years Ended December 31,
	2014	2013	2012
Fixed maturity securities	$522,309	$530,144	$553,668
Equity securities	28,014	27,013	24,771
Commercial mortgage loans on real estate	73,959	76,665	79,108
Policy loans	2,939	3,426	3,204
Short-term investments	1,950	2,156	4,889
Other investments	34,527	20,573	54,581
Cash and cash equivalents	18,556	14,679	15,323

Total investment income	682,254	674,656	735,544

Investment expenses	(25,825)	(24,360)	(22,416)

Net investment income	$656,429	$650,296	$713,128

No material investments of the Company were non-income producing for the years ended December 31, 2014, 2013 and 2012.

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Years Ended December 31,
	2014	2013	2012
Proceeds from sales	$1,995,368	$2,821,177	$2,314,540
Gross realized gains	69,184	81,921	68,697
Gross realized losses	10,681	50,667	12,597

For securities sold at a loss during 2014, the average period of time these securities were trading continuously at a price below book value was approximately 10 months.

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Years Ended December 31,
	2014	2013	2012
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$54,200	$14,579	$59,815
Equity securities	6,190	19,789	(3,466)
Commercial mortgage loans on real estate	532	2,515	3,072
Other investments	(109)	2,029	6,775

Total net realized gains related to sales and other	60,813	38,912	66,196

Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(30)	(3,295)	(1,287)
Equity securities	—	—	(226)
Other investments	—	(1,092)	(330)

Total net realized losses related to other-than-temporary impairments	(30)	(4,387)	(1,843)

Total net realized gains	$60,783	$34,525	$64,353

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

For the twelve months ended December 31, 2014 and 2013, the Company recorded $69 and $4,516, respectively, of OTTI, of which $30 and $4,387 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $39 and $129, respectively, related to all other factors and was recorded as an unrealized loss component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$45,278	$95,589	$103,090
Additions for credit loss impairments recognized in the current period on securities previously impaired	30	107	56
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5,248)	(1,851)	(1,590)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,636)	(48,567)	(5,967)

Balance, end of year	$35,424	$45,278	$95,589

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$34,551	$(188)	$21,488	$(241)	$56,039	$(429)
States, municipalities and political subdivisions	3,050	(282)	4,633	(71)	7,683	(353)
Foreign governments	19,886	(67)	37,741	(1,390)	57,627	(1,457)
Asset-backed	—	—	1,348	(78)	1,348	(78)
Residential mortgage-backed	22,337	(71)	61,682	(1,083)	84,019	(1,154)
Corporate	640,641	(13,132)	113,918	(3,482)	754,559	(16,614)

Total fixed maturity securities	$720,465	$(13,740)	$240,810	$(6,345)	$961,275	$(20,085)

Equity securities:
Common stock	$—	$—	$196	$(1)	$196	$(1)
Non-redeemable preferred stocks	8,844	(264)	24,784	(1,829)	33,628	(2,093)

Total equity securities	$8,844	$(264)	$24,980	$(1,830)	$33,824	$(2,094)

	December 31, 2013
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$52,615	$(1,464)	$3,514	$(424)	$56,129	$(1,888)
States, municipalities and political subdivisions	30,145	(2,624)	—	—	30,145	(2,624)
Foreign governments	217,708	(7,596)	111	(12)	217,819	(7,608)
Asset-backed	—	—	1,442	(56)	1,442	(56)
Commercial mortgage-backed	5,036	(82)	—	—	5,036	(82)
Residential mortgage-backed	407,808	(11,667)	31,498	(1,550)	439,306	(13,217)
Corporate	1,412,611	(36,848)	19,291	(805)	1,431,902	(37,653)

Total fixed maturity securities	$2,125,923	$(60,281)	$55,856	$(2,847)	$2,181,779	$(63,128)

Equity securities:
Common stock	$187	$(10)	$—	$—	$187	$(10)
Non-redeemable preferred stocks	159,723	(8,200)	11,807	(1,199)	171,530	(9,399)

Total equity securities	$159,910	$(8,210)	$11,807	$(1,199)	$171,717	$(9,409)

Total gross unrealized losses represent approximately 2% and 3% of the aggregate fair value of the related securities at December 31, 2014 and 2013, respectively. Approximately 63% and 94% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2014 and 2013, respectively. The total gross unrealized losses are comprised of 385 and 667 individual securities at December 31, 2014 and 2013, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2014 and 2013. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2014, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s foreign governments, residential mortgage-backed and corporate fixed maturity securities, and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the industrial sector. The industrial sector’s gross unrealized losses of twelve months or more were $2,203, or 63%, of the corporate fixed maturity total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of December 31, 2014, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of December 31, 2014, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.

The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position at December 31, 2014, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$18,219	$18,200
Due after one year through five years	388,346	383,471
Due after five years through ten years	354,277	347,159
Due after ten years	133,919	127,078

Total	894,761	875,908
Asset-backed	1,426	1,348
Residential mortgage-backed	85,173	84,019

Total	$981,360	$961,275

The Company has exposure to sub-prime and related mortgages within our fixed maturity security portfolio. At December 31, 2014, approximately 3% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented approximately 0.2% of the total fixed income portfolio and 1% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 11% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2014, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $77 to $15,190 at December 31, 2014 and from $9 to $15,574 at December 31, 2013.

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

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	December 31, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,168,454	91.6%	2.01
71 – 80%	73,762	5.8%	1.26
81 – 95%	27,268	2.1%	1.04
Greater than 95%	6,531	0.5%	0.43

Gross commercial mortgage loans	1,276,015	100.0%	1.94

Less valuation allowance	(3,399)

Net commercial mortgage loans	$1,272,616

	December 31, 2013
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,143,200	88.5%	1.97
71 – 80%	73,603	5.7%	1.44
81 – 95%	58,752	4.6%	1.19
Greater than 95%	15,959	1.2%	0.87

Gross commercial mortgage loans	1,291,514	100.0%	1.89

Less valuation allowance	(4,482)

Net commercial mortgage loans	$1,287,032

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

The commercial mortgage loan valuation allowance for losses was $3,399 and $4,482 at December 31, 2014 and 2013, respectively. In 2014 and 2013, the loan valuation allowance was decreased $1,083 and $2,515, respectively, due to changing economic conditions and geographic concentrations.

At December 31, 2014, the Company had mortgage loan commitments outstanding of approximately $26,959. The Company is also committed to fund additional capital contributions of $5,320 to partnerships.

The Company has short term investments and fixed maturities of $519,659 and $543,344 at December 31, 2014 and 2013, respectively, on deposit with various governmental authorities as required by law.

The Company utilizes derivative instruments in managing the Assurant Solutions segment preneed life insurance business exposure to inflation risk. The derivative instruments, Consumer Price Index Caps (the “CPI CAPs”), limits the inflation risk on certain policies. The CPI CAPs do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the gain or loss is recognized in the statement of operations in fees and other income. As of December 31, 2014 and 2013, the CPI CAPs included in other assets on the consolidated balance sheet amounted to $807 and $2,491, respectively. The loss recorded in the results of operations totaled $1,684, $3,395, and $2,635 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2014 and 2013, our collateral held under securities lending, of which its use is unrestricted, was $95,985 and $95,215, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,986 and $95,206, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for less than 12 months as of December 31, 2014. All securities were in an unrealized gain position as of December 31, 2013. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent consideration related to a business combination and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	December 31, 2014
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$176,842	$—		$176,842		$—
State, municipalities and political subdivisions	769,841	—		769,841		—
Foreign governments	664,863	757		664,106		—
Asset-backed	5,519	—		5,519		—
Commercial mortgage-backed	46,016	—		45,613		403
Residential mortgage-backed	968,726	—		964,081		4,645
Corporate	8,631,367	—		8,527,092		104,275
Equity securities:
Common stocks	37,950	37,266		684		—
Non-redeemable preferred stocks	461,457	—		459,457		2,000
Short-term investments	345,246	266,980	b	78,266	c	—
Collateral held/pledged under securities agreements	74,985	67,783	b	7,202	c	—
Other investments	272,755	59,358	a	211,276	c	2,121	d
Cash equivalents	683,142	635,804	b	47,338	c	—
Other assets	1,674	—		867	f	807	e
Assets held in separate accounts	1,854,193	1,682,671	a	171,522	c	—

Total financial assets	$14,994,576	$2,750,619		$12,129,706		$114,251

Financial Liabilities
Other liabilities	$84,660	$59,358	a	$69	f	$25,233	f
Liabilities related to separate accounts	1,854,193	1,682,671	a	171,522	c	—

Total financial liabilities	$1,938,853	$1,742,029		$171,591		$25,233

	December 31, 2013
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$410,656	$—		$410,656		$—
State, municipalities and political subdivisions	835,152	—		812,495		22,657
Foreign governments	675,421	789		657,775		16,857
Asset-backed	6,174	—		6,174		—
Commercial mortgage-backed	60,362	—		59,764		598
Residential mortgage-backed	947,904	—		943,737		4,167
Corporate	8,356,206	—		8,240,862		115,344
Equity securities:
Common stocks	29,232	28,548		684		—
Non-redeemable preferred stocks	429,126	—		421,616		7,510
Short-term investments	470,458	273,518	b	196,940	c	—
Collateral held/pledged under securities agreements	74,212	67,202	b	7,010	c	—
Other investments	246,748	66,659	a	175,918	c	4,171	d
Cash equivalents	1,233,701	967,372	b	266,329	c	—
Other assets	3,726	—		1,235	f	2,491	e
Assets held in separate accounts	1,887,988	1,696,811	a	191,177	c	—

Total financial assets	$15,667,066	$3,100,899		$12,392,372		$173,795

Financial Liabilities
Other liabilities	$106,992	$54,794	a	$31,868	g	$20,330	f
Liabilities related to separate accounts	1,887,988	1,696,811	a	191,177	c	—

Total financial liabilities	$1,994,980	$1,751,605		$223,045		$20,330

a.	Mainly includes mutual funds.
b.	Mainly includes money market funds.
c.	Mainly includes fixed maturity securities.
d.	Mainly includes fixed maturity securities and other derivatives.
e.	Mainly includes the Consumer Price Index Cap Derivatives (“CPI Caps”).
f.	Mainly includes other derivatives.
g.	Mainly includes contingent consideration liability related to a business combination.

There were no transfers between Level 1 and Level 2 financial assets during 2014 or 2013. However, there were transfers between Level 2 and Level 3 financial assets in 2014 and 2013, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur from changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. Any remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets

Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	—	—	—	—	—	(22,657)	—
Foreign governments	16,857	(2)	18	—	—	—	(16,873)	—
Commercial mortgage-backed	598	—	(18)	—	(177)	—	—	403
Residential mortgage-backed	4,167	—	(78)	4,723	—	—	(4,167)	4,645
Corporate	115,344	2,438	1,546	23,578	(16,958)	1,515	(23,188)	104,275
Equity Securities
Non-redeemable preferred stocks	7,510	562	(517)	—	(3,779)	—	(1,776)	2,000
Other investments	4,171	(2,174)	10	440	(128)	—	(198)	2,121
Other assets	2,491	(1,684)	—	—	—	—	—	807

Financial Liabilities
Other liabilities	(20,330)	(822)	—	(4,081)	—	—	—	(25,233)

Total level 3 assets and liabilities	$153,465	$(1,682)	$961	$24,660	$(21,042)	$1,515	$(68,859)	$89,018

	Year Ended December 31, 2013
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets

Fixed Maturity Securities
United States Government and government agencies and authorities	$4,175	$—	$(3)	$—	$(4,172)	$—	$—	$—
States, municipalities and political subdivisions	—	(3)	1,675	20,985	—	—	—	22,657
Foreign governments	23,097	(6)	(3,582)	—	—	—	(2,652)	16,857
Commercial mortgage-backed	1,774	20	(30)	—	(1,166)	—	—	598
Residential mortgage-backed	8,211	(19)	(1,156)	29,938	(2,406)	—	(30,401)	4,167
Corporate	158,003	6,979	(5,383)	5,325	(33,974)	4,997	(20,603)	115,344
Equity Securities
Non-redeemable preferred stocks	14	12	(42)	5,275	(2,041)	4,305	(13)	7,510
Other investments	11,327	(1,274)	1,827	8	(7,717)	—	—	4,171
Other assets	5,886	(3,395)	—	—	—	—	—	2,491

Financial Liabilities
Other liabilities	(2,560)	127	—	(17,897)	—	—	—	(20,330)

Total level 3 assets and liabilities	$209,927	$2,441	$(6,694)	$43,634	$(51,476)	$9,302	$(53,669)	$153,465

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.
(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the market valuation technique is generally used. For certain privately placed corporate bonds, the CPI Caps, and certain derivatives, the income valuation technique is generally used. For the years ended December 31, 2014 and 2013, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2014 and 2013, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2014 and 2013, consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $63,614 and $70,244 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of December 31, 2014 and 2013, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $47,923 and $97,219 were priced internally using independent and non-binding broker quotes as of December 31, 2014 and 2013, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

For its 2014 and 2012 fourth quarter annual goodwill impairment test, the Company performed a Step 1 analysis for the Assurant Solutions and Assurant Specialty Property reporting units. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. For its 2013 fourth quarter annual goodwill impairment test, a qualitative assessment was performed for the Assurant Specialty Property reporting unit; for the Assurant Solutions reporting unit, the Company performed a Step 1 analysis. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. See Note 11 for further information.

The Company utilizes both the income and market valuation approaches to measure the fair value of its reporting units when required. Under the income approach, the Company determined the fair value of the reporting units considering distributable earnings, which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derived the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2014 earnings and price to estimated 2015 earnings, which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.

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

There was no remaining goodwill or material other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2014, 2013 and 2012.

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

Other investments: Other investments include Certified Capital Company tax credits, business debentures, credit tenant loans and social impact loans which are recorded at amortized cost. The carrying value reported for these investments approximates fair value. Due to the nature of these investments, there is a lack of liquidity in the primary market which results in the holdings being classified as Level 3.

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

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	December 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,272,616	$1,448,215	$—	$—	$1,448,215
Policy loans	48,272	48,272	48,272	—	—
Other investments	10,896	10,896	—	—	10,896

Total financial assets	$1,331,784	$1,507,383	$48,272	$—	$1,459,111

Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal) (1)	$743,951	$764,949	$—	$—	$764,949
Funds withheld under reinsurance	75,161	75,161	75,161	—	—
Debt	1,171,079	1,296,139	—	1,296,139	—
Obligations under securities agreements	95,986	95,986	95,986	—	—

Total financial liabilities	$2,086,177	$2,232,235	$171,147	$1,296,139	$764,949

	December 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,287,032	$1,444,974	—	—	$1,444,974
Policy loans	51,678	51,678	51,678	—	—

Total financial assets	$1,338,710	$1,496,652	$51,678	—	$1,444,974

Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal) (1)	$809,628	$808,734	—	—	$808,734
Funds withheld under reinsurance	76,778	76,778	76,778	—	—
Debt	1,638,118	1,656,588	—	1,656,588	—
Obligations under securities agreements	95,206	95,206	95,206	—	—

Total financial liabilities	$2,619,730	$2,637,306	$171,984	$1,656,588	$808,734

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

7. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2014	2013
Insurance premiums receivable*	$1,275,440	$941,460
Other receivables	201,758	175,357
Allowance for uncollectible amounts	(31,568)	(36,646)

Total	$1,445,630	$1,080,171

*	Increase is primarily related to amounts due from agents related to Assurant Solutions mobile business and amounts due under the Affordable Care Act’s Risk Adjustment Program.

8. Income Taxes

The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about domestic and foreign pre-tax income as well as current and deferred tax expense follows:

	Years Ended December 31,
	2014	2013	2012
Pre-tax income:
Domestic	$632,738	$716,172	$686,571
Foreign	111,399	73,527	71,180

Total pre-tax income	$744,137	$789,699	$757,751

	Years Ended December 31,
	2014	2013	2012
Current expense:
Federal & state	$162,483	$129,204	$169,394
Foreign	46,593	35,188	33,520

Total current expense	209,076	164,392	202,914

Deferred expense (benefit):
Federal & state	72,645	131,336	71,372
Foreign	(8,491)	5,064	(240)

Total deferred expense	64,154	136,400	71,132

Total income tax expense	$273,230	$300,792	$274,046

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2014	2013	2012
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(1.2)	(1.0)	(1.3)
Dividends received deduction	(0.7)	(0.7)	(0.6)
Foreign earnings (a)	(2.2)	1.1	0.5
Non deductible compensation	3.8	3.4	1.1
Non deductible health insurer fee	1.1	0	0
IRS audit settlement	(0.3)	0	1.0
Other	1.2	0.3	0.5

Effective income tax rate:	36.7%	38.1%	36.2%

(a)	Results for all years primarily include tax expense/(benefit) associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and realization of foreign tax credits for certain other subs. In addition, 2014 reflects a one-time benefit of 2.6% related to the conversion of Canadian branch operations of certain U.S. companies to foreign corporate entities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$(10,322)	$(11,515)	$(17,524)
Additions based on tax positions related to the current year	(2,940)	(309)	(499)
Reductions based on tax positions related to the current year	581	995	3,124
Additions for tax positions of prior years	(1,037)	(1,090)	(20,830)
Reductions for tax positions of prior years	2,495	959	8,365
Lapses	—	—	374
Settlements	4,961	638	15,475

Balance at end of year	$(6,262)	$(10,322)	$(11,515)

The total unrecognized tax benefit of $7,631, $12,510, and $12,442 for 2014, 2013, and 2012, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in tax payable on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $246, $375 and $1,200, respectively, of interest expense related to income tax matters. The Company had $1,730 and $4,500 of interest accrued as of December 31, 2014 and 2013, respectively. No penalties have been accrued.

The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2011. Substantially all non-U.S. income tax matters have been concluded for the years through 2008, and all state and local income tax matters have been concluded for the years through 2009.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
Deferred Tax Assets
Policyholder and separate account reserves	$498,231	$611,774
Accrued liabilities	23,183	17,791
Investments, net	168,061	119,410
Net operating loss carryforwards	50,103	65,507
Deferred gain on disposal of businesses	35,347	34,833
Compensation related	24,029	21,713
Employee and post-retirement benefits	111,716	81,725
Unearned fee income	55,765	61,121
Other	40,584	44,585

Total deferred tax asset	1,007,019	1,058,459

Less valuation allowance	(18,164)	(16,474)

Deferred tax assets, net of valuation allowance	988,855	1,041,985

Deferred Tax Liabilities
Deferred acquisition costs	(867,212)	(894,921)
Net unrealized appreciation on securities	(435,375)	(276,212)

Total deferred tax liability	(1,302,587)	(1,171,133)

Net deferred income tax liability	$(313,732)	$(129,148)

The net deferred tax liability of $313,732 as of December 31, 2014 is comprised of $341,290 deferred tax liabilities and $27,558 deferred tax assets, by jurisdiction. Similarly, the net deferred tax liability of $129,148 as of December 31, 2013 is comprised of $155,858 deferred tax liabilities and $26,710 deferred tax assets, by jurisdiction.

The Company’s valuation allowance against deferred tax assets increased $1,690 to $18,164 at December 31, 2014 from $16,474 at December 31, 2013. A cumulative valuation allowance of $18,164 has been recorded because it is management’s assessment that it is more likely than not that only $988,855 of deferred tax assets will be realized. The valuation allowance relates to the deferred tax assets attributable to certain international subsidiaries.

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

Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $162,696. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $971 net of anticipated foreign tax credits.

At December 31, 2014, the Company and its subsidiaries had $202,099 of net operating loss carryforwards in certain foreign subsidiaries that will expire if unused as follows:

Expiration Year	Amount
2015 – 2019	$29,438
2020 – 2024	6,074
2025 – 2029	5,791
2030 – 2034	26,217
Unlimited	134,579

$202,099

9. Deferred Acquisition Costs

Information about deferred acquisition costs is as follows:

	December 31,
	2014	2013	2012
Beginning balance	$3,128,931	$2,861,163	$2,492,857
Costs deferred and other (1)	1,306,390	1,729,613	1,762,560
Amortization	(1,477,581)	(1,461,845)	(1,394,254)

Ending balance	$2,957,740	$3,128,931	$2,861,163

(1)	Includes foreign currency translation, the adjustment described in the Use of Estimates section of Note 2 and the reclassification of assets held for sale as described in Note 4.

10. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2014	2013
Land	$14,359	$14,359
Buildings and improvements	258,680	249,034
Furniture, fixtures and equipment	519,146	477,617

Total	792,185	741,010
Less accumulated depreciation	(514,540)	(487,380)

Total	$277,645	$253,630

Depreciation expense for 2014, 2013 and 2012 amounted to $47,670, $50,652 and $49,595, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

11. Goodwill

The Company has assigned goodwill to its operating segments for impairment testing purposes. The Corporate and Other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment.

	Solutions (1)	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2012
Goodwill	$1,642,201	259,452	204,303	185,078	2,291,034
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)

	381,262	259,452	—	—	640,714
Acquisitions	113,646	28,908	—	—	142,554
Foreign currency translation and other	1,293	—	—	—	1,293
Balance at December 31, 2013
Goodwill	1,757,140	288,360	204,303	185,078	2,434,881
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)

	496,201	288,360	—	—	784,561
Acquisitions	51,574	28,677	—	—	80,251
Dispositions	—	(15,451)	—	—	(15,451)
Foreign currency translation and other	(8,122)	—	—	—	(8,122)
Balance at December 31, 2014
Goodwill	1,800,592	301,586	204,303	185,078	2,491,559
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)

	$539,653	$301,586	$—	$—	$841,239

(1)	The accumulated impairment loss relates to an acquisition made in 1999. The entity acquired had businesses that currently are primarily represented by the Assurant Solutions and Assurant Specialty Property segments. Prior to 2006, the Assurant Solutions and Assurant Specialty Property segments were combined and together called Assurant Solutions. Thus, the entire goodwill impairment recognized in 2002 due to the adoption of FAS 142 is included in the tables under the Assurant Solutions segment.

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

The goodwill impairment test has two steps. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill and Step 2 is unnecessary. However, if the net book value exceeds the estimated fair value, then Step 1 is failed, and Step 2 is performed to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment. Alternatively, the amended intangibles- goodwill and other guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test, described above.

In the fourth quarters of 2014, 2013 and 2012, the Company conducted its annual assessments of goodwill. During the year ended December 31, 2014, the Company changed its annual testing date from November 30 to October 1. With respect to its annual goodwill testing date, management believes that this voluntary change in accounting method is preferable as it better aligns the annual impairment testing date with the Company’s strategic planning cycle, which is a significant element in the testing process. This change in annual testing date does not delay, accelerate or avoid an impairment charge.

The Company performed a Step 1 test for the Assurant Solutions reporting unit in 2014, 2013 and 2012 and for the Assurant Specialty Property reporting unit in 2014 and 2012. In 2013 for the Assurant Specialty Property reporting unit, the Company chose the option to perform a qualitative assessment under the amended intangibles—goodwill and other guidance. Based on these tests, it was determined that goodwill was not impaired at either reporting unit.

12. VOBA and Other Intangible Assets

Information about VOBA is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Beginning balance	$53,549	$62,109	$71,014
Amortization, net of interest accrued	(7,978)	(8,442)	(8,961)
Foreign currency translation and other	(109)	(118)	56

Ending balance	$45,462	$53,549	$62,109

As of December 31, 2014, the entire outstanding balance of VOBA is from the Assurant Solutions segment with the majority related to the preneed life insurance business. VOBA in the preneed life insurance business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2014 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2015	$7,579
2016	7,209
2017	6,883
2018	6,636
2019	6,446
Thereafter	10,709

Total	$45,462

Information about other intangible assets is as follows:

	As of December 31,
	2014			2013
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$63,538	$(36,221)	$27,317	$61,179	$(33,113)	$28,066
Customer related intangibles	520,894	(212,326)	308,568	469,788	(170,690)	299,098
Marketing related intangibles	41,861	(15,686)	26,175	36,652	(22,090)	14,562
Technology based intangibles	25,235	(5,335)	19,900	13,760	(850)	12,910

Total (1)	$651,528	$(269,568)	$381,960	$581,379	$(226,743)	$354,636

(1)	In 2013, the Company removed $137,071 of fully amortized intangible assets that were determined to have no future value.

Other intangible assets amortization for 2014, 2013 and 2012 amounted to $63,924, $44,671 and $52,283, respectively.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets and the amount of indefinite lived intangible assets, which mainly include state licenses, are as follows:

Year	Amount
2015	$73,182
2016	69,198
2017	63,530
2018	51,288
2019	34,458
Thereafter	87,579

Total other intangible assets with finite lives	379,235

Total other intangible assets with indefinite lives	2,725

Total other intangible assets	$381,960

13. Reserves

The following table provides reserve information of the Company’s major product lines at the dates shown:

	December 31, 2014				December 31, 2013
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,618,505	$4,872	$14,696	$6,456	$4,453,154	$185,863	$14,236	$5,901
Life insurance no longer offered	418,672	570	2,272	1,301	432,075	565	2,200	2,690
Universal life and other products no longer offered	168,808	136	704	1,959	189,319	125	735	3,110
FFG, LTC and other disposed businesses	4,153,741	46,585	881,514	97,524	3,440,947	34,158	740,704	75,195
Medical	87,563	7,254	1,959	7,886	94,436	10,454	3,840	9,799
All other	36,383	382	13,863	9,803	36,641	475	14,943	8,422
Short Duration Contracts:
Group term life	—	2,905	169,006	28,786	—	4,135	169,972	29,799
Group disability	—	1,564	1,127,068	107,961	—	2,537	1,156,693	115,158
Medical	—	130,185	137,370	240,830	—	125,817	68,869	153,313
Dental	—	4,013	2,251	17,037	—	5,140	2,402	17,461
Property and warranty	—	2,386,719	130,517	546,979	—	2,514,356	201,336	437,888
Credit life and disability	—	241,092	34,581	43,298	—	314,420	39,419	52,096
Extended service contracts	—	3,568,352	6,780	42,054	—	3,331,936	6,622	36,790
All other	—	135,046	5,375	18,776	—	132,691	3,203	16,575

Total	$9,483,672	$6,529,675	$2,527,956	$1,170,650	$8,646,572	$6,662,672	$2,425,174	$964,197

The following table provides a roll forward of the Company’s product lines with the most significant claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2011, gross of reinsurance (3)	$219,770	$1,377,416	$268,934	$18,555	$570,692

Less: Reinsurance ceded and other (1)	(3,542)	(37,370)	(17,904)	(2,964)	(189,977)

Balance as of January 1, 2012, net of reinsurance	216,228	1,340,046	251,030	15,591	380,715
Incurred losses related to:
Current year	126,712	287,459	1,130,525	99,887	1,142,285
Prior year’s interest	7,993	58,502	—	—	—
Prior year (s)	(27,918)	(58,562)	(52,515)	(3,831)	(46,006)

Total incurred losses	106,787	287,399	1,078,010	96,056	1,096,279
Paid losses related to:
Current year	79,071	68,269	903,984	84,071	797,492
Prior year (s)	43,004	288,255	193,745	11,465	227,502

Total paid losses	122,075	356,524	1,097,729	95,536	1,024,994
Balance as of December 31, 2012, net of reinsurance (3)	200,940	1,270,921	231,311	16,111	452,000
Plus: Reinsurance ceded and other (1)	2,817	38,166	16,447	736	715,058

Balance as of December 31, 2012, gross of reinsurance (3)	$203,757	$1,309,087	$247,758	$16,847	$1,167,058

Less: Reinsurance ceded and other (1)	(2,817)	(38,166)	(16,447)	(736)	(715,058)

Balance as of January 1, 2013, net of reinsurance	200,940	1,270,921	231,311	16,111	452,000
Incurred losses related to:
Current year	121,708	284,005	1,097,313	110,933	1,140,500
Prior year’s interest	7,773	56,705	—	—	—
Prior year(s)	(14,300)	(29,975)	(42,063)	(3,971)	(23,801)

Total incurred losses	115,181	310,735	1,055,250	106,962	1,116,699
Paid losses related to:
Current year	75,119	70,236	894,533	98,183	802,130
Prior year (s)	43,694	278,559	184,824	11,869	310,660

Total paid losses	118,813	348,795	1,079,357	110,052	1,112,790
Balance as of December 31, 2013, net of reinsurance (3)	197,308	1,232,861	207,204	13,021	455,909
Plus: Reinsurance ceded and other (1)	2,463	38,990	14,978	618	183,315

Balance as of December 31, 2013, gross of reinsurance (3)	$199,771	$1,271,851	$222,182	$13,639	$639,224

Less: Reinsurance ceded and other (1) (4)	(2,463)	(38,990)	(14,978)	(618)	(229,038)

Balance as of January 1, 2014, net of reinsurance	197,308	1,232,861	207,204	13,021	410,186
Incurred losses related to:
Current year	124,228	285,095	1,782,891	128,093	1,401,187
Prior year’s interest	7,548	53,657	—	—	—
Prior year (s)	(16,560)	(36,003)	(51,352)	(4,044)	(2,848)

Total incurred losses	115,216	302,749	1,731,539	124,049	1,398,339
Paid losses related to:
Current year	77,113	80,172	1,424,448	118,842	988,075
Prior year (s)	41,028	262,023	151,298	8,829	323,795

Total paid losses	118,141	342,195	1,575,746	127,671	1,311,870
Balance as of December 31, 2014, net of reinsurance (3)	194,383	1,193,415	362,997	9,399	496,655
Plus: Reinsurance ceded and other (1)	3,409	41,614	15,203	446	180,841

Balance as of December 31, 2014, gross of reinsurance (3)	$197,792	$1,235,029	$378,200	$9,845	$677,496

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.
(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.
(3)	The Company’s net retained credit life and disability claims and benefits payable were $45,096, $54,483 and $64,031 at December 31, 2014, 2013 and 2012.
(4)	Includes the reclassification of assets held for sale as described in Note 4.

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

The Company’s group disability products include short and long term disability coverage. Case and IBNR reserves for long-term disability claims have been discounted at 5.25% for claims incurred in 2010 and prior years, and between 4.25% and 4.75% for claims incurred after 2010. The amount of discounts deducted from outstanding reserves as of December 31, 2014 and 2013 are $362,207 and $386,582, respectively.

In 2014, the Company’s Property and Warranty case and IBNR reserves reflected a minimal degree of favorable development on prior accident years. In 2013 and 2012, a comparatively higher degree of favorable development was realized from its lender-placed homeowners, credit, warranty and other short tail product lines. Unfavorable development on lender-placed products in 2014 led to a lower redundancy level than seen in prior years. In 2013, adverse development of $6,500 from Super Storm Sandy lowered the reserve redundancy compared to 2012. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all years presented, there were no material changes in estimated amounts for incurred claims in prior years.

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

Preneed Business – Independent Division

Interest and discount rates for preneed life insurance issued prior to 2009 vary by year of issuance and product, are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based upon current assumptions without provisions for adverse deviation. During 2014 and 2013, interest and discount rates ranged between 3.3% and 7.3%.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2014 and 2013 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2014 and 2013.

Mortality assumptions for business issued prior to 2009 are based upon pricing assumptions and modified to allow for provisions for adverse deviation. For business issued after 2008, mortality assumptions are based upon pricing assumptions without provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future assumed policy benefit increases on preneed life insurance issued prior to 2009 ranged from 1.0% to 7.0% in 2014 and 2013. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2014 and 2013 with the exception of most policies issued in 2005 through 2007 where the assumption was 2.3%. Future policy benefit increases for business issued in 2014 are based on current assumptions.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.0% to 5.5% in 2014 and 2013. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period.

PreNeed Business – AMLIC Division

Interest and discount rates for preneed life insurance issued or acquired after September 2000 and prior to 2009 vary by year of issuance and are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based on current assumptions without provisions for adverse deviation. Discount rates for 2014 and 2013 issues ranged from 1.5% to 4.3%. Preneed insurance issued prior to October 2000 and all traditional life insurance issued by the AMLIC division use discount rates, which vary by issue year and product, ranging from 0.0% to 7.5% in 2014 and 2013.

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

Future policy benefit increases for preneed life insurance products are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2014 and 2013. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2014 and 2013. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2014 and 2013.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2014 and 2013. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for United States products. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities – No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2014 and 2013, except for a limited number of policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 4.1% in 2014 and 2013. Guaranteed crediting rates where present were 4.0%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

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

14. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2014	2013
Ceded future policyholder benefits and expense	$4,052,976	$3,355,706
Ceded unearned premium	1,587,583	1,283,674
Ceded claims and benefits payable	1,283,510	1,053,640
Ceded paid losses	330,516	59,114

Total	$7,254,585	$5,752,134

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2014 grouped by A.M. Best rating:

Best Ratings of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$2,569,041	$53,580	$901,105	$15,280	$3,539,006
A or A-	1,445,606	107,904	168,859	80,815	1,803,184
B++ or B+	37,087	22,861	2,881	—	62,829
B or B-	—	143	65	23	231
Not Rated	1,242	1,403,095	210,600	245,218	1,860,155

Total	4,052,976	1,587,583	1,283,510	341,336	7,265,405
Less: Allowance	—	—	—	(10,820)	(10,820)

Net reinsurance recoverable	$4,052,976	$1,587,583	$1,283,510	$330,516	$7,254,585

A.M. Best ratings for The Hartford and John Hancock, the reinsurers with the largest reinsurance recoverable balances, are A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of John Hancock and The Hartford. The total amount of recoverable for these two reinsurers is $4,549,699 as of December 31, 2014. Most of the assets backing reserves relating to reinsurance recoverables from these two counterparties are held in trust.

A substantial portion of the Not Rated category is related to Assurant Solutions’ and Assurant Specialty Property’s agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. To mitigate exposure to credit risk for these reinsurers, the Company evaluates the financial condition of the reinsurer and holds substantial collateral (in the form of funds withheld, trusts, and letters of credit) as security. The Not Rated category also includes recoverables from the Department of Health and Human Services, the National Flood Insurance Program and the Florida Hurricane Catastrophe Fund.

An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $10,820 at December 31, 2014 and 2013, respectively. There were no additions or write-downs charged against the allowance during 2014 or 2013.

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2014			2013			2012
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$510,822	$10,740,127	$11,250,949	$555,368	$9,293,288	$9,848,656	$568,308	$8,711,619	$9,279,927
Premiums assumed	8,762	478,894	487,656	10,117	304,980	315,097	12,536	278,160	290,696
Premiums ceded	(276,525)	(2,829,938)	(3,106,463)	(304,064)	(2,099,893)	(2,403,957)	(322,428)	(2,011,211)	(2,333,639)

Net earned premiums	$243,059	$8,389,083	$8,632,142	$261,421	$7,498,375	$7,759,796	$258,416	$6,978,568	$7,236,984

Direct policyholder benefits	$1,702,475	$5,244,646	$6,947,121	$933,110	$3,706,848	$4,639,958	$909,670	$4,152,252	$5,061,922
Policyholder benefits assumed	23,911	306,365	330,276	22,844	211,446	234,290	27,681	173,581	201,262
Policyholder benefits ceded	(1,373,953)	(1,498,111)	(2,872,064)	(590,281)	(608,435)	(1,198,716)	(581,890)	(1,025,890)	(1,607,780)

Net policyholder benefits	$352,433	$4,052,900	$4,405,333	$365,673	$3,309,859	$3,675,532	$355,461	$3,299,943	$3,655,404

The Company had $1,022,078 and $1,035,617, respectively, of invested assets held in trusts or by custodians as of December 31, 2014 and 2013, respectively, for the benefit of others related to certain reinsurance arrangements.

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

As of December 31, 2014, the Company had not ceded any losses to Ibis Re II.

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

If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,077,791 and $1,101,847 as of December 31, 2014 and 2013, respectively. The reinsurance recoverable from John Hancock was $3,471,908 and $2,578,329 as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

John Hancock and The Hartford have paid their obligations when due and there have been no disputes.

Segment Client Risk and Profit Sharing

The Assurant Solutions and Assurant Specialty Property segments write business produced by their clients, such as mobile providers, mortgage lenders and servicers, financial institutions and reinsures all or a portion of such business to insurance subsidiaries of some clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

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

The interest expense incurred related to the 2013 Senior Notes was $22,981 and $17,357 for the year ended December 31, 2014 and 2013, respectively. There was $6,635 of accrued interest at December 31, 2014 and 2013, respectively. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2014 and $11,375 and $10,553 on September 15, 2014 and 2013, respectively.

In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount before operating expenses. The discount of $3,463 is being amortized over the life of the 2004 Senior Notes and is included as part of interest expense on the statement of operations. The first series was $500,000 in principal amount, issued at a 0.11% discount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due February 15, 2034 and was issued at a 0.61% discount. Interest on the 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The senior notes are not redeemable prior to maturity. All of the holders of the 2004 Senior Notes exchanged their notes in May 2004 for new notes registered under the Securities Act of 1933, as amended.

The interest expense incurred related to the 2004 Senior Notes was $35,414, $59,414, and $60,306 for the years ended December 31, 2014, 2013, and 2012, respectively. There was $12,023 and $21,876 of accrued interest at December 31, 2014 and 2013, respectively. The Company made interest payments on the 2004 Senior Notes of $30,094 on February 15, 2014 and 2013 and $16,031 and $30,094 on August 15, 2014 and 2013, respectively.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,740 was available at December 31, 2014, due to $4,260 of outstanding letters of credit related to this program.

On September 16, 2014, the Company entered into a five-year unsecured $400,000 revolving credit agreement (“2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces the Company’s prior four-year $350,000 revolving credit facility (the “2011 Credit Facility”), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided the Company is in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.

The Company did not use the commercial paper program during the years ended December 31, 2014 and 2013 and there were no amounts relating to the commercial paper program outstanding at December 31, 2014 and December 31, 2013. The Company made no borrowings using either the 2011 Credit Facility or the 2014 Credit Facility and no loans are outstanding at December 31, 2014.

The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2014, the Company was in compliance with all covenants, minimum ratios and thresholds.

16. Common Stock

Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2014	2013	2012
Shares outstanding, beginning	71,828,208	78,664,029	88,524,374
Vested restricted stock and restricted stock units, net (a)	321,841	340,525	370,244
Issuance related to performance share units	277,164	252,025	403,519
Issuance related to ESPP	141,576	217,573	213,942
Issuance related to SARS exercise	29,260	61,070	51,410
Shares repurchased	(3,298,490)	(7,707,014)	(10,899,460)

Shares outstanding, ending	69,299,559	71,828,208	78,664,029

(a)	Vested restricted stock and restricted stock units shown net of shares retired to cover participant tax liability.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been issued.

17. Stock Based Compensation

In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based compensation awards as of the adoption date of the guidance. For the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

Long-Term Equity Incentive Plan

Under the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), amended and restated in May 2010, the Company is authorized to issue up to 5,300,000 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be awarded under the ALTEIP.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awards PSUs and RSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP are based on salary grade and performance and vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period, however, issuance of vested shares is deferred until separation from Board service. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued. The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model and is described in further detail below.

For the PSU portion of an award, the number of shares a participant will receive upon vesting is contingent upon the Company’s performance with respect to selected metrics, identified below, compared against a broad index of insurance companies and assigned a percentile ranking. These rankings are then averaged to determine the composite percentile ranking for the performance period. The payout levels can vary between 0% and 150% (maximum) of the target (100% ) ALTEIP award amount based on the Company’s level of performance against the selected metrics.

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

Restricted Stock Units

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2013	1,160,090	$41.77
Grants	389,271	65.14
Vests	(537,509)	40.50
Forfeitures and adjustments	(33,824)	54.62

Shares outstanding at December 31, 2014	978,028	$51.39

The compensation expense recorded related to RSUs was $23,856, $26,734 and $22,158 for the years ended December 31, 2014, 2013 and 2012, respectively. The related total income tax benefit recognized was $8,337, $9,343 and $7,746 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average grant date fair value for RSUs granted in 2013 and 2012 was $45.27 and $40.72, respectively.

As of December 31, 2014, there was $14,075 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.01 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $35,206, $24,812 and $23,177, respectively.

Performance Share Units

A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2013	1,186,829	$41.28
Grants	380,459	64.93
Vests	(470,579)	37.83
Performance adjustment (1)	86,335	37.83
Forfeitures and adjustments	(55,956)	51.29

Performance share units outstanding, December 31, 2014	1,127,088	$49.63

(1)	Represents the change in shares issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

The compensation expense recorded related to PSUs was $24,380, $22,257 and $14,045 for the years ended December 31, 2014, 2013 and 2012, respectively. Portions of the compensation expense recorded during 2011 were reversed in 2012 since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit recognized was $8,516, $7,774, and $4,911 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average grant date fair value for PSUs granted in 2013 and 2012 was $44.22 and $41.68, respectively.

As of December 31, 2014, there was $17,824 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.72 years. The total fair value of shares vested and issued during the years ended December 31, 2014 and 2013 was $31,609 and $19,392, respectively.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2014, 2013 and 2012 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the years ended December 31, 2014, 2013 and 2012 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2014	2013	2012
Expected volatility	24.66%	26.76%	30.18%
Expected term (years)	2.80	2.80	2.81
Risk free interest rate	0.66%	0.39%	0.42%

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

In January 2015, the Company issued 65,302 shares at a discounted price of $59.65 for the offering period of July 1, 2014 through December 31, 2014. In January 2014, the Company issued 75,709 shares at a discounted price of $46.36 for the offering period of July 1, 2013 through December 31, 2013.

In July 2014, the Company issued 65,867 shares to employees at a discounted price of $58.79 for the offering period of January 1, 2014 through June 30, 2014. In July 2013, the Company issued 110,038 shares to employees at a discounted price of $31.93 for the offering period of January 1, 2013 through June 30, 2013.

The compensation expense recorded related to the ESPP was $1,201, $1,098 and $1,396 for the years ended December 31, 2014, 2013 and 2012, respectively. The related income tax benefit for disqualified disposition was $147, $208 and $157 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	For awards issued during the year ended December 31,
	2014	2013	2012
Expected volatility	19.02-20.65%	18.30-25.40%	25.26-36.77%
Risk free interest rates	0.09%	0.08-0.15%	0.06-0.10%
Dividend yield	1.52-1.92%	2.34-2.38%	1.72-1.95%
Expected term (years)	0.5	0.5	0.5

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

18. Stock Repurchase

The following table shows the shares repurchased during the periods indicated:

Period in 2014	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	314,600	$66.56	314,600
February	—	—	—
March	—	—	—
April	302,000	65.54	302,000
May	292,000	67.22	292,000
June	283,000	67.68	283,000
July	—	—	—
August	386,000	65.07	386,000
September	186,000	65.00	186,000
October	571,000	63.02	571,000
November	447,000	67.99	447,000
December	516,890	68.05	516,890

Total	3,298,490	$66.17	3,298,490

On November 15, 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the authorization $752,436 as of that date.

During the year ended December 31, 2014, the Company repurchased 3,298,490 shares of the Company’s outstanding common stock at a cost of $218,204, exclusive of commissions, leaving $486,670 remaining under the total repurchase authorization at December 31, 2014.

The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations, liquidity and other factors.

19. Accumulated Other Comprehensive Income

Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Year Ended December 31, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive (loss) income before reclassifications	(88,944)	235,000	(1,321)	(56,647)	88,088
Amounts reclassified from accumulated other comprehensive income	—	32,011	1,488	7,350	40,849

Net current-period other comprehensive (loss) income	(88,944)	267,011	167	(49,297)	128,937

Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767

	Year Ended December 31, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive (loss) income before reclassifications	(45,649)	(478,853)	(2,237)	77,938	(448,801)
Amounts reclassified from accumulated other comprehensive income	—	23,045	4,803	17,380	45,228

Net current-period other comprehensive (loss) income	(45,649)	(455,808)	2,566	95,318	(403,573)

Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830

	Year Ended December 31, 2012
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2011	$10,918	$713,773	$15,387	$(182,502)	$557,576
Other comprehensive (loss) income before reclassifications	(4,036)	240,603	8,551	(14,872)	230,246
Amounts reclassified from accumulated other comprehensive income	—	27,503	(77)	15,155	42,581

Net current-period other comprehensive (loss) income	(4,036)	268,106	8,474	283	272,827

Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403

The following tables summarize the reclassifications out of accumulated other comprehensive income.

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2014	2013	2012
Unrealized gains on securities	$49,248	$35,454	$42,312	Net realized gains on investments, excluding other-than-temporary impairment losses
	(17,237)	(12,409)	(14,809)	Provision for income taxes

	$32,011	$23,045	$27,503	Net of tax

OTTI	$2,289	$7,389	$(118)	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	(801)	(2,586)	41	Provision for income taxes

	$1,488	$4,803	$(77)	Net of tax

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(97)	$(77)	$(152)	(1)
Amortization of net loss	11,405	26,816	23,467	(1)

	11,308	26,739	23,315	Total before tax
	(3,958)	(9,359)	(8,160)	Provision for income taxes

	$7,350	$17,380	$15,155	Net of tax

Total reclassifications for the period	$40,849	$45,228	$42,581	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 21 - Retirement and Other Employee Benefits for additional information

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2014	2013	2012
Statutory net income
P&C companies	$440,930	$457,068	$371,520
Life and Health companies	67,270	148,851	223,519

Total statutory net income	$508,200	$605,919	$595,039

	December 31,
	2014	2013
Statutory capital and surplus
P&C companies	$1,396,305	$1,440,394
Life and Health companies	1,064,174	923,660

Total statutory capital and surplus	$2,460,479	$2,364,054

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2015 without regulatory approval is approximately $476,000. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

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

As of December 31, 2014, the TAC of each of our insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2014, the TAC of our life and health entities subject to RBC requirements was $1,136,294. The corresponding Authorized Control Level was $190,231. As of December 31, 2014, the TAC of our P&C entities subject to RBC requirements was $1,396,305. The corresponding Authorized Control Level was $279,349.

21. Retirement and Other Employee Benefits

Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2014, we contributed $30,000 in cash to the Assurant Pension Plan. We expect to contribute up to $43,000 in cash to the Assurant Pension Plan over the course of 2015. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assurant Pension Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company. Plan assets and benefit obligations are measured as of December 31, 2014.

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

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2014	2013	2012	2014	2013	2012
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(905,943)	$(956,172)	$(855,638)	$(79,046)	$(86,237)	$(75,702)
Service cost	(36,609)	(38,580)	(35,609)	(2,188)	(2,863)	(2,762)
Interest cost	(43,613)	(38,243)	(38,348)	(3,868)	(3,473)	(3,483)
Actuarial (loss) gain, including curtailments and settlements	(127,940)	89,029	(60,106)	(13,910)	11,213	(6,288)
Benefits paid	50,063	38,023	33,529	2,706	2,314	1,998

Projected benefit obligation at end of year	$(1,064,042)	$(905,943)	$(956,172)	$(96,306)	$(79,046)	$(86,237)

Change in plan assets
Fair value of plan assets at beginning of year	$786,750	$704,976	$601,662	$46,971	$45,651	$42,073
Actual return on plan assets	102,628	64,641	81,896	5,403	3,234	5,576
Employer contributions	41,384	56,217	56,096	400	400	—
Benefits paid (including administrative expenses)	(51,551)	(39,084)	(34,678)	(2,706)	(2,314)	(1,998)

Fair value of plan assets at end of year	$879,211	$786,750	$704,976	$50,068	$46,971	$45,651

Funded status at end of year	$(184,831)	$(119,193)	$(251,196)	$(46,238)	$(32,075)	$(40,586)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2014, 2013 and 2012, the projected benefit obligations, the accumulated benefit obligations of Pension Benefits, and fair value of plan assets are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Fair value of plan assets	$879,211	$786,750	$704,976	$—	$—	$—	$879,211	$786,750	$704,976
Projected benefit obligation	(908,167)	(768,672)	(812,642)	(155,875)	(137,271)	(143,530)	(1,064,042)	(905,943)	(956,172)

Funded status at end of year	$(28,956)	$18,078	$(107,666)	$(155,875)	$(137,271)	$(143,530)	$(184,831)	$(119,193)	$(251,196)

Accumulated benefit obligation	$761,802	$645,431	$673,427	$133,185	$115,286	$122,573	$894,987	$760,717	$796,000

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

As of January 1, 2014, the Assurant Pension Plan funded percentage was 135% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2014. The 2014 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2015. Due to the funding status of the Assurant Pension Plan in 2014, no restrictions will exist before October 2015 (the time that the January 1, 2015 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2015, the Company does not anticipate any restrictions on benefits for the remainder of 2015.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2014	2013	2012	2014	2013	2012
Assets	$—	$18,078	$—	$—	$—	$—
Liabilities	$(184,831)	$(137,271)	$(251,196)	$(46,238)	$(32,075)	$(40,586)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2014	2013	2012	2014	2013	2012
Net (loss) gain	$(210,859)	$(147,288)	$(282,491)	$(394)	$11,710	$261
Prior service (cost) credit	(3,272)	(4,119)	(4,975)	5,169	6,102	7,035

	$(214,131)	$(151,407)	$(287,466)	$4,775	$17,812	$7,296

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2014	2013	2012	2014	2013	2012
Net periodic benefit cost
Service cost	$36,609	$38,580	$35,609	$2,188	$2,863	$2,762
Interest cost	43,613	38,243	38,348	3,868	3,473	3,483
Expected return on plan assets	(49,552)	(44,222)	(40,064)	(3,081)	(2,998)	(2,768)
Amortization of prior service cost	836	856	781	(933)	(933)	(933)
Amortization of net loss (gain)	11,921	26,816	23,467	(516)	—	—
Curtailment/settlement charge	871	—	—	—	—	—

Net periodic benefit cost	$44,298	$60,273	$58,141	$1,526	$2,405	$2,544

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net loss (gain)	$75,909	$(108,387)	$19,423	$11,588	$(11,449)	$3,480
Amortization of prior service cost, and effects of curtailments/settlements	(847)	(856)	(781)	933	933	933
Amortization of net (loss) gain	(12,338)	(26,816)	(23,467)	516	—	—

Total recognized in accumulated other comprehensive income	$62,724	$(136,059)	$(4,825)	$13,037	$(10,516)	$4,413

Total recognized in net periodic benefit cost and other comprehensive income loss	$107,022	$(75,786)	$53,316	$14,563	$(8,111)	$6,957

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

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $16,160 and $787, respectively. The prior service credit of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic credit over the next fiscal year is $933. There was no estimated net gain (loss) of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.09%	4.98%	4.12%	3.77%	4.64%	3.71%	4.07%	4.99%	4.12%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.98%	4.12%	4.59%	4.64%	3.71%	4.40%	4.99%	4.12%	4.64%
Expected long-term return on plan assets	6.75%	6.75%	6.75%	—	—	—	6.75%	6.75%	6.75%

*	Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% to 9.30% for the Pension Benefits for the years ended December 31, 2014, 2013 and 2012.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2014, 2013 and 2012. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 651 bonds rated AA by either Moody’s or Standard & Poor’s with maturities between zero and thirty years. The discount rate for each Plan is the single rate that produces the same present value of cash flows.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return on plan assets was 13.0% and 9.0% for the years ended December 31, 2014 and 2013, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2014	2013	2012
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	8.1%	8.7%	9.2%
Post-65 Non-reimbursement Plan	8.0%	8.5%	9.0%
Pre-65 Reimbursement Plan	8.1%	8.7%	9.2%
Post-65 Reimbursement Plan	8.1%	8.7%	9.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2028	2028	2028
Post-65 Non-reimbursement Plan	2028	2028	2028
Pre-65 Reimbursement Plan	2028	2028	2028
Post-65 Reimbursement Plan	2028	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2014	2013	2012
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$39	$43	$44
Effect on postretirement benefit obligation	646	601	727
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(60)	$(66)	$(66)
Effect on postretirement benefit obligation	(933)	(884)	(1,031)

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

In 2014, 7% of the Plans’ assets were allocated to Mesirow Institutional Multi-Strategy Fund, L.P. (“MIMSF”). MIMSF is a multi-strategy product for U.S. tax-exempt investors subject to ERISA. MIMSF allocates to five primary sub-strategies including hedged equity, credit, event, relative value and multi-strategy. Allocations to these sub-strategies will shift over time depending upon MIMSF’s investment outlook. MIMSF is managed to be broadly diversified in terms of both strategy and manager exposures.

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee adopted the current target asset allocation. The allocation is consistent with 2013.

	The Plans’ Asset Allocation Percentages
Financial Assets (1)	Low	Target (2)	High
Equity securities:
Common stock- U.S. listed small cap	5.0%	7.5%	10.0%
Mutual fund- U.S. listed large cap	10.0%	15.0%	20.0%
Common/collective trust- foreign listed	5.0%	7.5%	10.0%
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6.5%	9.0%	11.5%
Corporate- U.S. & foreign investment grade	31.0%	33.5%	36.0%
Corporate- U.S. & foreign high yield	5.0%	7.5%	10.0%
Alternative investment fund:
Multi-strategy hedge fund	5.5%	8.0%	10.5%
Commingled real estate fund	3.5%	6.0%	8.5%
Private equity fund	—	6.0%	8.5%

(1)	The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds. Amounts allocated for these investments are included in the alternative investment funds caption of the asset allocation at December 31, 2014, provided in the section above.
(2)	It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2014, 46% of plan assets were invested in fixed maturity securities and 15%, 12% and 11% of those securities were concentrated in the financial, energy and communications industries, with no exposure to any single creditor in excess of 5%, 5% and 8% of those industries, respectively. As of December 31, 2014, 36% of plan assets were invested in equity securities and 60% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2014 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2014
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$41,165		$—	$41,165	$—
Equity securities:
Common stock- U.S. listed small cap	63,761		63,761	—	—
Preferred stock	4,209		4,209	—	—
Mutual funds- U.S. listed large cap	191,240		191,240	—	—
Common/collective trust- foreign listed	59,249		—	59,249	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	121,694		—	121,694	—
Corporate- U.S. & foreign investment grade	226,078		—	226,078	—
Corporate- U.S. & foreign high yield	55,759		—	55,759	—
Investment fund:
Multi-strategy hedge fund	63,132		—	—	63,132
Commingled real estate fund	43,471		—	43,471	—
Private equity fund	4,614		—	—	4,614
Derivatives:
Interest rate swap	14,242		—	14,242	—

Total financial assets	$888,614	(1)	$259,210	$561,658	$67,746

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2014
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$2,344		$—	$2,344	$—
Equity securities:
Common stock- U.S. listed small cap	3,631		3,631	—	—
Preferred stock	240		240	—	—
Mutual funds- U.S. listed large cap	10,890		10,890	—	—
Common/collective trust- foreign listed	3,374		—	3,374	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6,930		—	6,930	—
Corporate- U.S. & foreign investment grade	12,874		—	12,874	—
Corporate- U.S. & foreign high yield	3,175		—	3,175	—
Investment fund:
Multi-strategy hedge fund	3,595		—	—	3,595
Commingled real estate fund	2,476		—	2,476	—
Private equity fund	263		—	—	263
Derivatives:
Interest rate swap	811		—	811	—

Total financial assets	$50,603	(1)	$14,761	$31,984	$3,858

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2013 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2013
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$33,750		$—	$33,750	$—
Equity securities:
Common stock- U.S. listed small cap	60,770		60,770	—	—
Preferred stock	2,674		2,674	—	—
Mutual funds- U.S. listed large cap	220,185		220,185	—	—
Common/collective trust- foreign listed	59,242		—	59,242	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	95,813		—	95,813	—
Corporate- U.S. & foreign investment grade	203,542		—	203,542	—
Corporate- U.S. & foreign high yield	50,131		—	50,131	—
Investment fund:
Multi-strategy hedge fund	59,977		—	—	59,977
Private equity fund	1,525		—	—	1,525
Derivatives:
Interest rate swap	3,106		—	3,106	—

Total financial assets	$790,715	(1)	$283,629	$445,584	$61,502

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2013
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$2,015		$—	$2,015	$—
Equity securities:
Common stock- U.S. listed small cap	3,628		3,628	—	—
Preferred stock	160		160	—	—
Mutual funds- U.S. listed large cap	13,146		13,146	—	—
Common/collective trust- foreign listed	3,537		—	3,537	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	5,720		—	5,720	—
Corporate- U.S. & foreign investment grade	12,152		—	12,152	—
Corporate- U.S. & foreign high yield	2,993		—	2,993	—
Investment fund:
Multi-strategy hedge fund	3,581		—	—	3,581
Private equity fund	91		—	—	91
Derivatives:
Interest rate swap	185		—	185	—

Total financial assets	$47,208	(1)	$16,934	$26,602	$3,672

(1)	The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The following table for the Company’s qualified pension plan and retirement health benefit plan summarizes the change in fair value associated with the MIMSF and Private Equity Partners XI Limited Partnership, the only Level 3 financial assets.

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2013	$61,502	$3,672
Purchases	2,730	155
Actual return on plan assets and plan expenses still held at the reporting date	3,514	31

Ending balance at December 31, 2014	$67,746	$3,858

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2014, the application of the valuation technique applied to similar assets has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. Observable market inputs for Level 1 and 2 securities are consistent with the observable market inputs described in Note 6 – Fair Value Disclosures. The MIFSF utilizes all three levels of inputs to price its holdings. Since unobservable inputs may have been significant to the fair value measurement, it was classified as Level 3.

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

The Company expects to contribute up to $43,000 to its qualified pension plan in 2015. No contributions are expected to be made to the retirement health benefit plan in 2015.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2015	$65,789	$3,144
2016	54,344	3,495
2017	55,027	3,885
2018	57,878	4,291
2019	60,573	4,717
2020-2024	376,771	30,201

Total	$670,382	$49,733

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $44,796, $39,263 and $37,237 in 2014, 2013, and 2012, respectively.

22. Segment Information

The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides mobile device protection, debt protection administration, credit-related insurance, warranties and service contracts and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance, renters insurance and related products and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements. Beginning January 1, 2015, segment assets for Assurant Solutions and Assurant Specialty Property will include their proportionate share of goodwill.

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

The following tables summarize selected financial information by segment:

	Year Ended December 31, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$3,128,868	$2,506,097	$1,945,452	$1,051,725	$—	$8,632,142
Net investment income	382,640	101,908	35,369	117,192	19,320	656,429
Net realized gains on investments	—	—	—	—	60,783	60,783
Amortization of deferred gain on disposal of businesses	—	—	—	—	(1,506)	(1,506)
Fees and other income	667,852	301,048	40,016	24,204	685	1,033,805

Total revenues	4,179,360	2,909,053	2,020,837	1,193,121	79,282	10,381,653

Benefits, losses and expenses
Policyholder benefits	1,027,469	1,085,339	1,575,633	716,892	—	4,405,333
Amortization of deferred acquisition costs and value of business acquired	1,106,889	343,314	4,570	30,785	—	1,485,558
Underwriting, general and administrative expenses	1,723,169	961,972	491,248	368,763	143,078	3,688,230
Interest expense	—	—	—	—	58,395	58,395

Total benefits, losses and expenses	3,857,527	2,390,625	2,071,451	1,116,440	201,473	9,637,516

Segment income (loss) before provision (benefit) for income taxes	321,833	518,428	(50,614)	76,681	(122,191)	744,137
Provision (benefit) for income taxes	102,885	176,671	13,134	28,000	(47,460)	273,230

Segment income (loss) after taxes	$218,948	$341,757	$(63,748)	$48,681	$(74,731)

Net income						$470,907

Segment assets:
Segment assets, excluding goodwill	$14,260,609	$4,010,393	$1,210,615	$2,242,145	$8,997,465	$30,721,227

Goodwill						841,239

Total assets						$31,562,466

	Year Ended December 31, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,783,758	$2,380,044	$1,581,407	$1,014,587	$—	$7,759,796
Net investment income	376,245	98,935	36,664	117,853	20,599	650,296
Net realized gains on investments	—	—	—	—	34,525	34,525
Amortization of deferred gain on disposal of businesses	—	—	—	—	16,310	16,310
Fees and other income	400,370	133,135	29,132	23,434	659	586,730

Total revenues	3,560,373	2,612,114	1,647,203	1,155,874	72,093	9,047,657

Benefits, losses and expenses
Policyholder benefits	895,504	890,409	1,169,075	715,656	4,888	3,675,532
Amortization of deferred acquisition costs and value of business acquired	1,132,298	309,332	801	27,856	—	1,470,287
Underwriting, general and administrative expenses	1,341,961	758,941	434,749	360,303	138,450	3,034,404
Interest expense	—	—	—	—	77,735	77,735

Total benefits, losses and expenses	3,369,763	1,958,682	1,604,625	1,103,815	221,073	8,257,958

Segment income (loss) before provision (benefit) for income taxes	190,610	653,432	42,578	52,059	(148,980)	789,699
Provision (benefit) for income taxes	65,458	229,846	36,721	17,506	(48,739)	300,792

Segment income (loss) after taxes	$125,152	$423,586	$5,857	$34,553	$(100,241)

Net income						$488,907

Segment assets:
Segment assets, excluding goodwill	$13,321,648	$3,858,314	$884,077	$2,298,698	$8,567,391	$28,930,128

Goodwill						784,561

Total assets						$29,714,689

	Year Ended December 31, 2012
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,579,220	$2,054,041	$1,589,459	$1,014,264	$—	$7,236,984
Net investment income	396,681	103,327	64,308	128,485	20,327	713,128
Net realized gains on investments	—	—	—	—	64,353	64,353
Amortization of deferred gain on disposal of businesses	—	—	—	—	18,413	18,413
Fees and other income	314,072	98,621	30,518	28,468	3,713	475,392

Total revenues	3,289,973	2,255,989	1,684,285	1,171,217	106,806	8,508,270

Benefits, losses and expenses
Policyholder benefits	840,133	949,157	1,174,108	693,067	(1,061)	3,655,404
Amortization of deferred acquisition costs and value of business acquired	1,050,585	326,466	441	25,721	2	1,403,215
Underwriting, general and administrative expenses	1,217,401	517,822	420,629	364,321	111,421	2,631,594
Interest expense	—	—	—	—	60,306	60,306

Total benefits, losses and expenses	3,108,119	1,793,445	1,595,178	1,083,109	170,668	7,750,519

Segment income (loss) before provision (benefit) for income taxes	181,854	462,544	89,107	88,108	(63,862)	757,751
Provision (benefit) for income taxes	58,101	157,593	37,107	30,049	(8,804)	274,046

Segment income (loss) after taxes	$123,753	$304,951	$52,000	$58,059	$(55,058)

Net income						$483,705

Segment assets:
Segment assets, excluding goodwill	$12,342,077	$4,207,746	$882,731	$2,366,097	$8,507,242	$28,305,893

Goodwill						640,714

Total assets						$28,946,607

The Company operates primarily in the U.S. and Canada, but also in select international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived assets
2014
United States	$8,874,820	$272,555
Foreign countries	1,506,833	5,090

Total	$10,381,653	$277,645

2013
United States	$7,792,728	$248,331
Foreign countries	1,254,929	5,299

Total	$9,047,657	$253,630

2012
United States	$7,382,252	$243,253
Foreign countries	1,126,018	7,543

Total	$8,508,270	$250,796

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. The Company has no reportable major customers.

The Company’s net earned premiums by segment and product are as follows:

	2014	2013	2012
Solutions:
Credit	$478,898	$547,100	$590,843
Service contracts	2,481,793	2,057,353	1,816,785
Preneed	61,093	66,523	80,978
Other	107,084	112,782	90,614

Total	$3,128,868	$2,783,758	$2,579,220

Specialty Property:
Homeowners (lender-placed and voluntary)	$1,743,965	$1,678,172	$1,418,061
Manufactured housing (lender-placed and voluntary)	237,576	226,058	207,675
Other	524,556	475,814	428,305

Total	$2,506,097	$2,380,044	$2,054,041

Health:
Individual	$1,544,968	$1,174,141	$1,178,878
Small employer group	400,484	407,266	410,581

Total	$1,945,452	$1,581,407	$1,589,459

Employee Benefits:
Group disability	$409,028	$403,286	$409,757
Group dental	392,502	383,223	394,413
Group life	200,285	192,392	188,246
Group supplemental and vision products	49,910	35,686	21,848

Total	$1,051,725	$1,014,587	$1,014,264

23. Earnings per common share

The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Years Ended December 31,
	2014	2013	2012
Numerator
Net income	$470,907	$488,907	$483,705
Deduct dividends paid	(77,495)	(74,128)	(69,393)

Undistributed earnings	$393,412	$414,779	$414,312

Denominator
Weighted average shares outstanding used in basic earnings per share calculations	72,181,447	76,648,688	84,276,427
Incremental common shares from:
SARs	—	65,712	133,405
PSUs	905,648	864,572	786,088
ESPP	64,915	75,792	111,145

Weighted average shares used in diluted earnings per share calculations	73,152,010	77,654,764	85,307,065

Earnings per common share – Basic
Distributed earnings	$1.06	$0.96	$0.81
Undistributed earnings	5.46	5.42	4.93

Net income	$6.52	$6.38	$5.74

Earnings per common share – Diluted
Distributed earnings	$1.06	$0.95	$0.81
Undistributed earnings	5.38	5.35	4.86

Net income	$6.44	$6.30	$5.67

There were no anti-dilutive SARs outstanding for the years ended December 31, 2014, 2013 and 2012.

Average PSUs totaling 156 for the year ended December 31, 2012 were also outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding for the years ended December 31, 2014 and 2013.

24. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2014
Total revenues	$2,448,372	$2,608,101	$2,702,488	$2,622,692
Income before provision for income taxes	235,253	193,787	224,751	90,346
Net income	137,245	143,610	140,297	49,755
Basic per share data:
Income before provision for income taxes	$3.23	$2.67	$3.11	$1.27
Net income	$1.88	$1.98	$1.94	$0.70
Diluted per share data:
Income before provision for income taxes	$3.18	$2.63	$3.08	$1.25
Net income	$1.86	$1.95	$1.92	$0.69

	March 31	June 30	September 30	December 31
2013
Total revenues	$2,150,623	$2,237,766	$2,258,650	$2,400,618
Income before provision for income taxes	206,424	210,767	193,971	178,537
Net income	117,780	133,523	128,788	108,816
Basic per share data:
Income before provision for income taxes	$2.58	$2.72	$2.57	$2.42
Net income	$1.47	$1.72	$1.70	$1.48
Diluted per share data:
Income before provision for income taxes	$2.55	$2.69	$2.54	$2.39
Net income	$1.46	$1.70	$1.68	$1.46

Fourth quarter 2014 results were primarily affected by increased claims in the Assurant Health segment, decreased net income in the Assurant Specialty Property segment due to normalization of our lender-placed business and a previously disclosed $19,400 net loss on the sale of ARIC.

25. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2014, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2015	$30,587
2016	24,258
2017	20,164
2018	16,571
2019	11,399
Thereafter	23,272

Total minimum future lease payments (a)	$126,251

(a)	Minimum future lease payments exclude $14,555 of sublease rental income.

Rent expense was $30,260, $27,271 and $29,644 for 2014, 2013 and 2012, respectively. Sublease income was $895 in 2014.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $17,871 and $17,343 of letters of credit outstanding as of December 31, 2014 and 2013, respectively.

As previously disclosed, during 2013, the Company and two of its wholly owned subsidiaries in the Assurant Specialty Property segment, American Security Insurance Company (“ASIC”) and American Bankers Insurance Company of Florida (“ABIC”), reached an agreement with the New York Department of Financial Services (the “NYDFS”) regarding the Company’s lender-placed insurance business in the State of New York. Under the terms of the agreement, and without admitting or denying any wrongdoing, ASIC made a $14,000 settlement payment to the NYDFS. In addition, among other things, ASIC and ABIC agreed to modify certain business practices in accordance with requirements that apply to all New York-licensed lender-placed insurers of properties in the state, and filed our new lender-placed program and new rates in New York which were approved in August 2014. The Company also continues to respond to and cooperate with other regulators regarding its lender-placed insurance business.

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

In July 2007 an Assurant subsidiary acquired Swansure Group, a privately held U.K. company, which owned D&D Homecare Limited (“D&D”). D&D was a packager of mortgages and certain insurance products, including Payment Protection Insurance (“PPI”) policies that, for a period of time, were underwritten by an Assurant subsidiary and sold by various alleged agents, including Carrington Carr Home Finance Limited (“CCHFL”), which is now in administration. In early 2014, as a result of consumer complaints alleging that CCHFL missold certain D&D-packaged PPI policies between August 8, 2003 and November 1, 2004, the U.K. Financial Ombudsman Service (“FOS”) requested that an Assurant subsidiary, Assurant Intermediary Limited, review complaints relating to CCHFL’s sale of such PPI policies. Assurant is cooperating with the FOS. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty. No estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.

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

Assurant, Inc.

at December 31, 2014

Schedule I – Summary of Investments Other–Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$172,070	$176,842	$176,842
States, municipalities and political subdivisions	703,167	769,841	769,841
Foreign governments	591,981	664,863	664,863
Asset-backed	3,917	5,519	5,519
Commercial mortgage-backed	44,907	46,016	46,016
Residential mortgage-backed	911,004	968,726	968,726
Corporate	7,621,054	8,631,367	8,631,367

Total fixed maturity securities	10,048,100	11,263,174	11,263,174

Equity securities:
Common stocks	22,300	37,950	37,950
Non-redeemable preferred stocks	412,575	461,457	461,457

Total equity securities	434,875	499,407	499,407

Commercial mortgage loans on real estate, at amortized cost	1,272,616	1,448,215	1,272,616
Policy loans	48,272	48,272	48,272
Short-term investments	345,246	345,246	345,246
Collateral held/pledged under securities agreements	95,986	95,985	95,985
Other investments	606,752	606,752	606,752

Total investments	$12,851,847	$14,307,051	$14,131,452

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2014	2013
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$5,620,192	$5,121,261
Fixed maturity securities available for sale, at fair value (amortized cost – $265,433 in 2014 and $498,524 in 2013)	269,889	497,269
Equity securities available for sale, at fair value (amortized cost – $13,014 in 2014 and $12,157 in 2013)	23,605	19,108
Short-term investments	7,349	123,205
Other investments	92,594	84,685

Total investments	6,013,629	5,845,528

Cash and cash equivalents	392,189	690,549
Receivable from subsidiaries, net	40,952	35,117
Income tax receivable	16,457	16,571
Accrued investment income	2,055	2,815
Property and equipment, at cost less accumulated depreciation	148,046	127,165
Other intangible assets, net	9,282	9,889
Other assets	139,208	101,985

Total assets	$6,761,818	$6,829,619

Liabilities
Accounts payable and other liabilities	$409,432	$358,022
Debt	1,171,079	1,638,118

Total liabilities	1,580,511	1,996,140

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 69,299,559 and 71,828,208 shares outstanding at December 31, 2014 and 2013, respectively	1,490	1,482
Additional paid-in capital	3,131,274	3,087,533
Retained earnings	4,809,287	4,415,875
Accumulated other comprehensive income	555,767	426,830
Treasury stock, at cost; 79,338,142 and 76,039,652 shares at December 31, 2014 and 2013, respectively	(3,316,511)	(3,098,241)

Total stockholders’ equity	5,181,307	4,833,479

Total liabilities and stockholders’ equity	$6,761,818	$6,829,619

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
Net investment income	$7,212	$7,684	$8,428
Net realized gains on investments	4,288	1,713	7,464
Fees and other income	90,217	89,889	92,320
Equity in undistributed net income of subsidiaries	584,464	628,894	601,356

Total revenues	686,181	728,180	709,568

Expenses
General and administrative expenses	197,341	216,623	188,457
Interest expense	58,394	77,735	60,308

Total expenses	255,735	294,358	248,765

Income before benefit for income taxes	430,446	433,822	460,803
Benefit for income taxes	40,461	55,085	22,902

Net income	$470,907	$488,907	$483,705

Assurant, Inc.

Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Operating Activities
Net income	$470,907	$488,907	$483,705
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(584,464)	(628,894)	(601,356)
Dividends received from subsidiaries	505,225	446,592	524,508
Change in receivables	(5,075)	(4,609)	(1,035)
Change in accrued interest	(9,852)	5,941	—
Change in accounts payable and other liabilities	(16,146)	57,229	19,330
Change in securities classified as trading	(7,309)	(9,600)	(6,862)
Change in income taxes	2,732	18,159	10,903
Change in tax valuation allowance	—	—	(682)
Depreciation and amortization	32,094	34,047	34,471
Net realized gains on investments	(4,288)	(1,763)	(7,464)
Loss on extinguishment of debt	—	964	—
Stock based compensation expense	49,354	50,004	37,589
Change in tax benefit from share-based payment arrangements	(14,900)	1,112	(1,728)
Other	(20,613)	(17,491)	(11,034)

Net cash provided by operating activities	397,665	440,598	480,345

Investing Activities
Sales of:
Fixed maturity securities available for sale	444,589	394,997	404,548
Equity securities available for sale	8,895	19,315	11,756
Property and equipment and other	—	41	552
Subsidiary	—	—	2,231
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	45,145	69,156	78,151
Purchases of:
Fixed maturity securities available for sale	(253,866)	(314,864)	(793,938)
Equity securities available for sale	(9,433)	(15,557)	(17,329)
Other invested assets	(4,134)	(152)	(1)
Property and equipment and other	(49,569)	(29,635)	(40,750)
Subsidiary	—	—	(3,500)
Capital contributed to subsidiaries	(453,700)	(323,600)	(9,000)
Return of capital contributions from subsidiaries	205,250	174,277	67,500
Change in short-term investments	115,856	(118,123)	(255)

Net cash provided by (used in) investing activities	49,033	(144,145)	(300,035)

Financing Activities
Issuance of debt	—	698,093	—
Repurchase of debt	—	(33,634)	—
Repayment of debt	(467,330)	—	—
Change in tax benefit from share-based payment arrangements	14,900	(1,112)	1,728
Acquisition of common stock	(215,183)	(393,012)	(412,196)
Dividends paid	(77,495)	(74,128)	(69,393)

Net cash (used in) provided by financing activities	(745,108)	196,207	(479,861)
Effect of exchange rate changes on cash and cash equivalents	50	(49)	—

Change in cash and cash equivalents	(298,360)	492,611	(299,551)
Cash and cash equivalents at beginning of period	690,549	197,938	497,489

Cash and cash equivalents at end of period	$392,189	$690,549	$197,938

Assurant, Inc.

for the years ended December 31, 2014, 2013 & 2012

Schedule III – Supplementary Insurance Information

Segment	Deferred Acquisition Cost	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other (1) operating expenses	Property and Casualty Premiums Written
	(in thousands)
2014
Solutions	$3,032,315	$5,208,223	$4,957,688	$296,545	$3,128,868	$382,640	$1,027,469	$1,098,911	$1,731,147	$760,878
Specialty Property	170,973	2,357	1,597,898	525,754	2,506,097	101,908	1,085,339	343,314	961,971	2,369,440
Employee Benefits	25,669	31,788	8,876	1,474,805	1,051,725	117,192	716,892	30,786	368,763	—
Health	19,652	88,411	137,546	391,611	1,945,452	35,369	1,575,633	4,570	491,248	—
Corporate and other (2)	(290,869)	4,152,893	(172,333)	1,009,891	—	19,320	—	—	143,078	—

Total segments	$2,957,740	$9,483,672	$6,529,675	$3,698,606	$8,632,142	$656,429	$4,405,333	$1,477,581	$3,696,207	$3,130,318

2013
Solutions	$2,902,868	$5,076,507	$4,801,495	$295,970	$2,783,758	$376,245	$895,504	$1,123,856	$1,350,403	$621,543
Specialty Property	190,331	2,657	1,682,960	490,422	2,380,044	98,935	890,409	309,332	758,941	2,581,696
Employee Benefits	23,247	32,025	12,296	1,513,013	1,014,587	117,853	715,656	27,856	360,303	—
Health	12,485	95,380	136,376	239,733	1,581,407	36,664	1,169,075	801	434,749	—
Corporate and other	—	3,440,003	29,545	850,233	—	20,599	4,888	—	138,450	—

Total segments	$3,128,931	$8,646,572	$6,662,672	$3,389,371	$7,759,796	$650,296	$3,675,532	$1,461,845	$3,042,846	$3,203,239

2012
Solutions	$2,656,113	$4,964,453	$4,412,075	$296,569	$2,579,220	$396,681	$840,133	$1,041,627	$1,226,360	$580,987
Specialty Property	183,733	2,843	1,616,467	1,035,713	2,054,041	103,327	949,157	326,466	517,822	2,180,538
Employee Benefits	18,762	32,158	10,853	1,554,203	1,014,264	128,485	693,067	25,721	364,322	—
Health	2,555	90,568	121,768	268,992	1,589,459	64,308	1,174,108	440	420,629	—
Corporate and other	—	3,423,483	31,097	805,113	—	20,327	(1,061)	—	111,422	—

Total segments	$2,861,163	$8,513,505	$6,192,260	$3,960,590	$7,236,984	$713,128	$3,655,404	$1,394,254	$2,640,555	$2,761,525

(1)	Includes amortization of value of business acquired and underwriting, general and administration expenses.
(2)	Amounts related to deferred acquisition costs and unearned premiums are impacted by the adjustment described in Note 2 – Use of Estimates section.

Assurant, Inc.

for the year ended December 31, 2014

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$97,410,319	$29,365,216	$1,642,259	$69,687,362	2.4%

Premiums:
Life insurance	$720,478	$361,860	$27,588	$386,206	7.1%
Accident and health insurance	3,429,376	629,062	175,768	2,976,082	5.9%
Property and liability insurance	7,101,095	2,115,541	284,300	5,269,854	5.4%

Total earned premiums	$11,250,949	$3,106,463	$487,656	$8,632,142	5.6%

Benefits:
Life insurance	$736,430	$364,064	$23,812	$396,178	6.0%
Accident and health insurance	3,450,893	1,410,856	153,621	2,193,658	7.0%
Property and liability insurance	2,759,798	1,097,144	152,843	1,815,497	8.4%

Total policyholder benefits	$6,947,121	$2,872,064	$330,276	$4,405,333	7.5%

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

Assurant, Inc.

as of December 31, 2014, 2013 and 2012

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2014
Valuation allowance for foreign NOL deferred tax carryforward	$16,474	$1,690	$—	$—	$18,164
Valuation allowance for deferred tax assets	—	—	—	—	—
Valuation allowance for mortgage loans on real estate	4,482	(1,086)	3	—	3,399
Valuation allowance for uncollectible agents balances	19,822	(1,894)	52	2,282	15,698
Valuation allowance for uncollectible accounts	16,824	6,229	(655)	6,528	15,870
Valuation allowance for reinsurance recoverables	10,820	—	—	—	10,820

Total	$68,422	$4,939	$(600)	$8,810	$63,951

2013
Valuation allowance for foreign NOL deferred tax carryforward	$13,091	$3,383	$—	$—	$16,474
Valuation allowance for deferred tax assets	—	—	—	—	—
Valuation allowance for mortgage loans on real estate	6,997	(2,515)	—	—	4,482
Valuation allowance for uncollectible agents balances	14,753	5,870	238	1,039	19,822
Valuation allowance for uncollectible accounts	16,618	765	672	1,231	16,824
Valuation allowance for reinsurance recoverables	10,633	187	—	—	10,820

Total	$62,092	$7,690	$910	$2,270	$68,422

2012
Valuation allowance for foreign NOL deferred tax carryforward	$9,471	$3,620	$—	$—	$13,091
Valuation allowance for deferred tax assets	683	(683)	—	—	—
Valuation allowance for mortgage loans on real estate	10,410	(3,328)	—	85	6,997
Valuation allowance for uncollectible agents balances	13,352	2,165	109	873	14,753
Valuation allowance for uncollectible accounts	14,355	3,001	(304)	434	16,618
Valuation allowance for reinsurance recoverables	10,633	—	—	—	10,633

Total	$58,904	$4,775	$(195)	$1,392	$62,092