Form 10-Q
period 2015-03-31
ASSURANT INC
filed 2015-05-06
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at April 30, 2015 was 67,916,445.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,019,473 in 2015 and $10,048,100 in 2014)	$11,387,311	$11,263,174
Equity securities available for sale, at fair value (cost - $456,697 in 2015 and $434,875 in 2014)	530,509	499,407
Commercial mortgage loans on real estate, at amortized cost	1,255,459	1,272,616
Policy loans	46,555	48,272
Short-term investments	247,525	345,246
Collateral held/pledged under securities agreements	93,242	95,985
Other investments	611,927	606,752
Total investments	14,172,528	14,131,452
Cash and cash equivalents	1,065,165	1,318,656
Premiums and accounts receivable, net	1,573,984	1,445,630
Reinsurance recoverables	7,205,284	7,254,585
Accrued investment income	144,591	138,868
Deferred acquisition costs	2,827,411	2,957,740
Property and equipment, at cost less accumulated depreciation	286,186	277,645
Tax receivable	—	15,132
Goodwill	828,564	841,239
Value of business acquired	43,457	45,462
Other intangible assets, net	331,338	381,960
Other assets	388,190	847,860
Assets held in separate accounts	1,933,658	1,906,237
Total assets	$30,800,356	$31,562,466
Liabilities
Future policy benefits and expenses	$9,417,564	$9,483,672
Unearned premiums	6,259,389	6,529,675
Claims and benefits payable	3,784,275	3,698,606
Commissions payable	451,238	487,322
Reinsurance balances payable	104,566	157,089
Funds held under reinsurance	87,146	75,161
Deferred gain on disposal of businesses	97,559	100,817
Obligation under securities agreements	93,241	95,986
Accounts payable and other liabilities	2,241,162	2,675,515
Tax payable	31,193	—
Debt	1,171,153	1,171,079
Liabilities related to separate accounts	1,933,658	1,906,237
Total liabilities	25,672,144	26,381,159
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 68,270,067 and 69,299,559 shares outstanding at March 31, 2015 and December 31, 2014, respectively	1,493	1,490
Additional paid-in capital	3,135,397	3,131,274
Retained earnings	4,840,497	4,809,287
Accumulated other comprehensive income	548,997	555,767
Treasury stock, at cost; 80,632,242 and 79,338,142 shares at March 31, 2015 and December 31, 2014, respectively	(3,398,172)	(3,316,511)
Total stockholders’ equity	5,128,212	5,181,307
Total liabilities and stockholders’ equity	$30,800,356	$31,562,466

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$2,159,562	$2,060,462
Net investment income	152,273	168,058
Net realized gains on investments, excluding other-than-temporary impairment losses	6,525	19,751
Total other-than-temporary impairment losses	(3,208)	(29)
Portion of net loss recognized in other comprehensive income, before taxes	638	29
Net other-than-temporary impairment losses recognized in earnings	(2,570)	—
Amortization of deferred gain on disposal of businesses	3,258	3,660
Fees and other income	279,562	196,441
Total revenues	2,598,610	2,448,372
Benefits, losses and expenses
Policyholder benefits	1,210,727	1,008,032
Amortization of deferred acquisition costs and value of business acquired	369,003	344,782
Underwriting, general and administrative expenses	921,909	843,240
Interest expense	13,778	17,065
Total benefits, losses and expenses	2,515,417	2,213,119
Income before provision for income taxes	83,193	235,253
Provision for income taxes	33,149	98,008
Net income	$50,044	$137,245
Earnings Per Share
Basic	$0.72	$1.88
Diluted	$0.71	$1.86
Dividends per share	$0.27	$0.25
Share Data
Weighted average shares outstanding used in basic per share calculations	69,770,224	72,848,756
Plus: Dilutive securities	987,325	1,025,196
Weighted average shares used in diluted per share calculations	70,757,549	73,873,952
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$50,044	$137,245
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $(28,349) and $(86,876), respectively	57,459	171,033
Change in other-than-temporary impairment gains, net of taxes of $481 and $(883), respectively	(894)	1,640
Change in foreign currency translation, net of taxes of $2,654 and $3,341, respectively	(65,951)	(18,053)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,409) and $(1,094), respectively	2,616	2,031
Total other comprehensive (loss) income	(6,770)	156,651
Total comprehensive income	$43,274	$293,896
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2014 through March 31, 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2014	$1,490	$3,131,274	$4,809,287	$555,767	$(3,316,511)	$5,181,307
Stock plan exercises	3	(3,326)	—	—	—	(3,323)
Stock plan compensation expense	—	5,890	—	—	—	5,890
Change in tax benefit from share-based payment arrangements	—	1,559	—	—	—	1,559
Dividends	—	—	(18,834)	—	—	(18,834)
Acquisition of common stock	—	—	—	—	(81,661)	(81,661)
Net income	—	—	50,044	—	—	50,044
Other comprehensive loss	—	—	—	(6,770)	—	(6,770)
Balance, March 31, 2015	$1,493	$3,135,397	$4,840,497	$548,997	$(3,398,172)	$5,128,212

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(177,666)	$127,178
Investing activities
Sales of:
Fixed maturity securities available for sale	452,944	461,894
Equity securities available for sale	14,660	64,223
Other invested assets	6,685	22,764
Property and equipment and other	10	—
Subsidiary, net of cash transferred (3)	65,002	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	179,339	214,058
Commercial mortgage loans on real estate	45,887	50,498
Purchases of:
Fixed maturity securities available for sale	(708,069)	(791,994)
Equity securities available for sale	(37,886)	(48,822)
Commercial mortgage loans on real estate	(36,180)	(23,050)
Other invested assets	(5,303)	(7,959)
Property and equipment and other	(22,157)	(13,105)
Equity interest (1)	(457)	(20,950)
Change in short-term investments	95,250	(99,008)
Change in policy loans	1,544	1,105
Change in collateral held/pledged under securities agreements	2,746	(791)
Net cash provided by (used in) investing activities	54,015	(191,137)
Financing activities
Repayment of debt	—	(467,330)
Change in tax benefit from share-based payment arrangements	1,559	8,509
Acquisition of common stock	(84,329)	(26,107)
Dividends paid	(18,834)	(18,180)
Payment of contingent obligations (2)	—	(31,871)
Change in obligation under securities agreements	(2,746)	791
Net cash used in financing activities	(104,350)	(534,188)
Effect of exchange rate changes on cash and cash equivalents	(22,277)	(13,125)
Cash included in held for sale assets	(3,213)	—
Change in cash and cash equivalents	(253,491)	(611,272)
Cash and cash equivalents at beginning of period	1,318,656	1,717,184
Cash and cash equivalents at end of period	$1,065,165	$1,105,912

(1)	Relates to the purchase of equity interest in Iké Asistencia.

(2)	Relates to the delayed and contingent liability payments established at the time of acquisition of Lifestyle Services Group.

(3)	Relates to the sale of American Reliable Insurance Company to Global Indemnity Group, Inc., in January 2015.
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialty protection products and related services in North America, Latin America, Europe and other select worldwide markets.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection products and services; debt protection administration; credit-related insurance; warranties and extended service products and related services for consumer electronics, appliances and vehicles; pre-funded funeral insurance; lender-placed homeowners insurance; property, appraisal, preservation and valuation services; flood insurance; renters insurance and related products; manufactured housing homeowners insurance; individual health and small employer group health insurance; group dental insurance; group disability insurance; and group life insurance.
2. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.
The interim financial data as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”) introduced new and significant premium stabilization programs in 2014. These programs require the Company to record amounts to our consolidated financial statements based on assumptions and estimates that could materially change as experience develops.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
3. Recent Accounting Pronouncements
Not Yet Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued amended guidance on presentation of debt issuance costs. This amended guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected by the amendments. The amended guidance is effective for interim and annual periods beginning after December 15, 2015. Therefore, the Company is required to adopt the guidance on January 1, 2016. Early adoption of the amended guidance is permitted for financial statements that have not been previously issued. An entity should apply the amended guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company does not expect the adoption of this presentation guidance to impact the Company’s financial position or results of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

In February 2015, the FASB issued new consolidation guidance that affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for interim and annual periods beginning after December 15, 2015. Therefore, the Company is required to adopt the guidance on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The new guidance may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is evaluating the requirements of this new consolidation guidance and the potential impact on the Company’s financial position and results of operations.
In May 2014, the FASB issued amended guidance on revenue recognition. The amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Therefore, the Company is required to adopt the guidance on January 1, 2017. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of the revenue recognition guidance as it relates to its non-insurance contract revenue and the potential impact on the Company’s financial position and results of operations.
4. Dispositions
In January 2015, the Company completed the sale of its general agency business and primary insurance carrier, American Reliable Insurance Company (“ARIC”), to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc, for $117,860 in net cash consideration. The business was part of the Assurant Specialty Property segment and offers specialty personal lines and agricultural insurance through general and independent agents. The sale price was based on the GAAP book value of the business from June 30, 2014 adjusted as of January 1, 2015. In accordance with held for sale accounting, the Company recorded a loss of $21,526 for the period ended December 31, 2014. Upon final settlement, the Company recorded a gain of $5,284 for the quarter ended March 31, 2015, which is classified in underwriting, general and administrative expenses on the Consolidated Statements of Operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

5. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$179,565	$6,068	$(49)	$185,584	$—
States, municipalities and political subdivisions	699,664	67,263	(483)	766,444	—
Foreign governments	519,059	96,260	(1,327)	613,992	—
Asset-backed	3,775	1,634	(116)	5,293	1,526
Commercial mortgage-backed	34,375	1,043	—	35,418	—
Residential mortgage-backed	973,193	69,758	(479)	1,042,472	16,117
Corporate	7,609,842	1,137,179	(8,913)	8,738,108	21,897
Total fixed maturity securities	$10,019,473	$1,379,205	$(11,367)	$11,387,311	$39,540
Equity securities:
Common stocks	$21,984	$16,834	$—	$38,818	$—
Non-redeemable preferred stocks	434,713	58,171	(1,193)	491,691	—
Total equity securities	$456,697	$75,005	$(1,193)	$530,509	$—

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$172,070	$5,201	$(429)	$176,842	$—
States, municipalities and political subdivisions	703,167	67,027	(353)	769,841	—
Foreign governments	591,981	74,339	(1,457)	664,863	—
Asset-backed	3,917	1,680	(78)	5,519	1,570
Commercial mortgage-backed	44,907	1,109	—	46,016	—
Residential mortgage-backed	911,004	58,876	(1,154)	968,726	17,732
Corporate	7,621,054	1,026,927	(16,614)	8,631,367	21,612
Total fixed maturity securities	$10,048,100	$1,235,159	$(20,085)	$11,263,174	$40,914
Equity securities:
Common stocks	$22,300	$15,651	$(1)	$37,950	$—
Non-redeemable preferred stocks	412,575	50,975	(2,093)	461,457	—
Total equity securities	$434,875	$66,626	$(2,094)	$499,407	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $326,676 and $270,107, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2015 and December 31, 2014, revenue bonds account for 51% of the holdings. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At March 31, 2015, approximately 79%, 7% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2014, approximately 76%, 10% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 2% and 3% of our foreign government securities as of March 31, 2015 and December 31, 2014, respectively.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $1,065,643 with a net unrealized gain of $135,396 at March 31, 2015 and $1,060,655 with a net unrealized gain of $116,975 at December 31, 2014. Approximately 21% and 22% of the corporate European exposure is held in the financial industry at March 31, 2015 and December 31, 2014, respectively. Our largest European country exposure represented approximately 5% of the fair value of our corporate securities as of March 31, 2015 and December 31, 2014. Approximately 5% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $1,000,301 with a net unrealized gain of $104,360 at March 31, 2015 and $992,012 with a net unrealized gain of $89,590 at December 31, 2014. Approximately 87% and 89% of the energy exposure is rated as investment grade as of March 31, 2015 and December 31, 2014, respectively.
The cost or amortized cost and fair value of fixed maturity securities at March 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$295,436	$300,908
Due after one year through five years	2,193,375	2,327,168
Due after five years through ten years	2,410,792	2,575,843
Due after ten years	4,108,527	5,100,209
Total	9,008,130	10,304,128
Asset-backed	3,775	5,293
Commercial mortgage-backed	34,375	35,418
Residential mortgage-backed	973,193	1,042,472
Total	$10,019,473	$11,387,311

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$552,513	$552,999
Gross realized gains	12,343	22,783
Gross realized losses	5,599	5,267
The following table sets forth the net realized gains, including OTTI, recognized in the statement of operations as follows:

	Three Months Ended March 31,
	2015	2014
Net realized gains related to sales and other:
Fixed maturity securities	$5,513	$15,190
Equity securities	874	5,124
Other investments	138	(563)
Total net realized gains related to sales and other	6,525	19,751
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(2,570)	—
Total net realized losses related to other-than-temporary impairments	(2,570)	—
Total net realized gains	$3,955	$19,751
Other-Than-Temporary Impairments
The Company follows the OTTI guidance, which requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell, and it is more likely than not that it will not be required to sell before recovery of its cost basis. Under the OTTI guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other, non-credit factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. In instances where no credit loss exists but the Company intends to sell the security or it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.
For the three months ended March 31, 2015, the Company recorded $3,208 of OTTI, of which $2,570 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $638 related to all other factors and recorded as an unrealized loss component of AOCI. For the three months ended March 31, 2014, the Company recorded $29 of OTTI, all of which was related to non-credit factors and recorded as an unrealized loss component of AOCI.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2015	2014
Balance, January 1,	$35,424	$45,278
Additions for credit loss impairments recognized in the current period on securities not previously impaired	2,570	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(472)	(482)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,465)	(495)
Balance, March 31,	$36,057	$44,301
We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are timely identified, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.
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
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2015 and December 31, 2014 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	March 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$11,159	$(10)	$8,579	$(39)	$19,738	$(49)
States, municipalities and political subdivisions	4,688	(20)	2,870	(463)	7,558	(483)
Foreign governments	9,611	(176)	26,279	(1,151)	35,890	(1,327)
Asset-backed	—	—	1,246	(116)	1,246	(116)
Residential mortgage-backed	45,587	(177)	17,290	(302)	62,877	(479)
Corporate	402,717	(6,893)	29,596	(2,020)	432,313	(8,913)
Total fixed maturity securities	$473,762	$(7,276)	$85,860	$(4,091)	$559,622	$(11,367)
Equity securities:
Non-redeemable preferred stocks	$28,234	$(230)	$19,860	$(963)	$48,094	$(1,193)

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$34,551	$(188)	$21,488	$(241)	$56,039	$(429)
States, municipalities and political subdivisions	3,050	(282)	4,633	(71)	7,683	(353)
Foreign governments	19,886	(67)	37,741	(1,390)	57,627	(1,457)
Asset-backed	—	—	1,348	(78)	1,348	(78)
Residential mortgage-backed	22,337	(71)	61,682	(1,083)	84,019	(1,154)
Corporate	640,641	(13,132)	113,918	(3,482)	754,559	(16,614)
Total fixed maturity securities	$720,465	$(13,740)	$240,810	$(6,345)	$961,275	$(20,085)
Equity securities:
Common stock	$—	$—	$196	$(1)	$196	$(1)
Non-redeemable preferred stocks	8,844	(264)	24,784	(1,829)	33,628	(2,093)
Total equity securities	$8,844	$(264)	$24,980	$(1,830)	$33,824	$(2,094)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent approximately 2% of the aggregate fair value of the related securities at March 31, 2015 and December 31, 2014. Approximately 60% and 63% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2015 and December 31, 2014, respectively. The total gross unrealized losses are comprised of 238 and 385 individual securities at March 31, 2015 and December 31, 2014, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at March 31, 2015 and December 31, 2014. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of March 31, 2015, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s foreign governments and corporate fixed maturity securities, and in non-redeemable preferred stocks. Within the Company’s corporate fixed maturity securities, the majority of the loss position relates to securities in the industrial sector. The industrial sector’s gross unrealized losses of twelve months or more were $1,795, or 89%, of the corporate fixed maturity securities total. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of March 31, 2015, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of March 31, 2015, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At March 31, 2015, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $50 to $15,091 at March 31, 2015 and from $77 to $15,190 at December 31, 2014.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	March 31, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,157,193	91.9%	1.97
71 – 80%	67,900	5.4%	1.26
81 – 95%	27,234	2.2%	1.04
Greater than 95%	6,531	0.5%	0.43
Gross commercial mortgage loans	1,258,858	100%	1.91
Less valuation allowance	(3,399)
Net commercial mortgage loans	$1,255,459

	December 31, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,168,454	91.6%	2.01
71 – 80%	73,762	5.8%	1.26
81 – 95%	27,268	2.1%	1.04
Greater than 95%	6,531	0.5%	0.43
Gross commercial mortgage loans	1,276,015	100%	1.94
Less valuation allowance	(3,399)
Net commercial mortgage loans	$1,272,616
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
Collateralized Transactions
The Company lends fixed maturity securities, primarily bonds issued by the U.S. government and government agencies and authorities, and U.S. corporations, to selected broker/dealers. All such loans are negotiated on an overnight basis; term loans are not permitted. The Company receives collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss on the re-investment of cash collateral. The Company's investment portfolio is readily marketable and convertible to cash sufficient to provide for short term needs related to the securities lending transactions.
As of March 31, 2015 and December 31, 2014, our collateral held under securities lending agreements, of which its use is unrestricted, was $93,242 and $95,985, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $93,241 and $95,986, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities were in an unrealized gain position as of March 31, 2015. All securities with unrealized losses have

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

been in a continuous loss position for less than 12 months as of December 31, 2014. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.
As of March 31, 2015, 98% of the obligation under securities agreements is invested in corporate fixed maturities, money market funds and daily repurchase agreements with a remaining contractual maturity of one year or less.
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
The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and takes into account factors specific to the asset or liability.
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

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	March 31, 2015
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$185,584	$—		$185,584		$—
State, municipalities and political subdivisions	766,444	—		766,444		—
Foreign governments	613,992	937		613,055		—
Asset-backed	5,293	—		5,293		—
Commercial mortgage-backed	35,418	—		35,064		354
Residential mortgage-backed	1,042,472	—		1,042,472		—
Corporate	8,738,108	—		8,637,118		100,990
Equity securities:
Common stocks	38,818	38,135		683		—
Non-redeemable preferred stocks	491,691	—		489,631		2,060
Short-term investments	247,525	156,907	b	90,618	c	—
Collateral held/pledged under securities agreements	73,242	68,040	b	5,202	c	—
Other investments	277,948	71,306	a	204,182	c	2,460	d
Cash equivalents	596,285	594,880	b	1,405	c	—
Other assets	1,633	—		689	f	944	e
Assets held in separate accounts	1,882,913	1,717,771	a	165,142	c	—
Total financial assets	$14,997,366	$2,647,976		$12,242,582		$106,808

Financial Liabilities
Other liabilities	$92,994	$66,778	a	$35	f	$26,181	f
Liabilities related to separate accounts	1,882,913	1,717,771	a	165,142	c	—
Total financial liabilities	$1,975,907	$1,784,549		$165,177		$26,181

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	December 31, 2014
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
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$403	$—	$(3)	$(46)	$—	$—	$354
Residential mortgage-backed	4,645	—	—	—	—	(4,645)	—
Corporate	104,275	(8)	880	(2,155)	2,130	(4,132)	100,990
Equity Securities
Non-redeemable preferred stocks	2,000	—	60	—	—	—	2,060
Other investments	2,121	128	(4)	(21)	236	—	2,460
Other assets	807	137	—	—	—	—	944
Financial Liabilities
Other liabilities	(25,233)	(948)	—	—	—	—	(26,181)
Total level 3 assets and liabilities	$89,018	$(691)	$933	$(2,222)	$2,366	$(8,777)	$80,627

	Three Months Ended March 31, 2014
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	$—	$—	$—	$—	$—	$(22,657)	$—
Foreign governments	16,857	(2)	18	—	—	—	—	16,873
Commercial mortgage- backed	598	—	(5)	—	(43)	—	—	550
Residential mortgage- backed	4,167	—	—	—	—	—	(4,167)	—
Corporate	115,344	98	3,206	—	(3,079)	—	(7,356)	108,213
Equity Securities
Non-redeemable preferred stocks	7,510	328	(294)	—	(1,830)	—	—	5,714
Other investments	4,171	(1,095)	4	—	(20)	—	—	3,060
Other assets	2,491	(191)	—	—	—	—	—	2,300
Financial Liabilities
Other liabilities	(20,330)	1,285	—	(4,000)	—	—	—	(23,045)
Total level 3 assets and liabilities	$153,465	$423	$2,929	$(4,000)	$(4,972)	$—	$(34,180)	$113,665

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Three different valuation techniques can be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in the fair value measurements and disclosures guidance are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date (such as for mutual funds and money market funds). Otherwise, the Company uses valuation techniques consistent with the market approach including matrix pricing and comparables. Matrix pricing is a mathematical technique employed principally to value debt securities without relying exclusively on quoted prices for those securities but, rather, relying on the securities’ relationship to other benchmark quoted securities. Market approach valuation techniques often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both qualitative and quantitative factors specific to the measurement.
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
While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds, the CPI Caps and certain derivatives, we generally use the income valuation technique. For the periods ended March 31, 2015 and December 31, 2014, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of March 31, 2015 and December 31, 2014, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.
Level 2 Securities
The Company values Level 2 securities using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The Company uses the following observable market inputs (“standard inputs”), listed in the approximate order of priority, in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research data. Further details for Level 2 investment types follow:
United States Government and government agencies and authorities: U.S. government and government agencies and authorities securities are priced by our pricing service utilizing standard inputs. Included in this category are U.S. Treasury securities which are priced using vendor trading platform data in addition to the standard inputs.
State, municipalities and political subdivisions: State, municipalities and political subdivisions securities are priced by our pricing service using material event notices and new issue data inputs in addition to the standard inputs.
Foreign governments: Foreign government securities are primarily fixed maturity securities denominated in Canadian dollars which are priced by our pricing service using standard inputs. The pricing service also evaluates each security based on relevant market information including relevant credit information, perceived market movements and sector news.
Commercial mortgage-backed, residential mortgage-backed and asset-backed: Commercial mortgage-backed, residential mortgage-backed and asset-backed securities are priced by our pricing service using monthly payment information and collateral

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

performance information in addition to the standard inputs. Additionally, commercial mortgage-backed securities and asset-backed securities utilize new issue data while residential mortgage-backed securities utilize vendor trading platform data.
Corporate: Corporate securities are priced by our pricing service using standard inputs. Non-investment grade securities within this category are priced by our pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.
Non-redeemable preferred stocks: Non-redeemable preferred stocks are priced by our pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs.
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
Level 3 Securities
The Company’s investments classified as Level 3 as of March 31, 2015 and December 31, 2014 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $62,605 and $63,614 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of March 31, 2015 and December 31, 2014, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $41,225 and $47,923 were priced internally using independent and non-binding broker quotes as of March 31, 2015 and December 31, 2014, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:
Other investments and other liabilities: The Company prices swaptions using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data. The Company prices credit default swaps using non-binding quotes provided by market makers or broker-dealers who are recognized as market participants. Inputs factored into the non-binding quotes include trades in the actual credit default swap which is being priced, trades in comparable credit default swaps, quality of the issuer, structure and liquidity. The net option related to the investment in Iké is valued using an income approach; specifically, a Monte Carlo simulation option pricing model. The inputs to the model include, but are not limited to, the projected normalized earnings before interest, tax, depreciation, and amortization (EBITDA) and free cash flow for the underlying asset, the discount rate, and the volatility of and the correlation between the normalized EBITDA and the value of the underlying asset. Significant increases (decreases) in the projected normalized EBITDA relative to the value of the underlying asset in isolation would result in a significantly higher (lower) fair value.
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
Three Months Ended March, 2015 and 2014
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
For the net option, the Company performs a periodic analysis to assess if the evaluated price represents a reasonable estimate of the fair value for the financial liability. This process involves quantitative and qualitative analysis overseen by finance and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of the pricing methodology and review of the projection for the underlying asset including the probability distribution of possible scenarios.
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
The Company uses both the income and market valuation approaches to measure the fair value of its reporting units when required. Under the income approach, the Company determines the fair value of the reporting units considering distributable earnings, which are estimated from operating plans. The resulting cash flows are then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimates the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value is then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derives the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2014 earnings and price to estimated 2015 earnings, which are estimated based on publicly available data related to comparable guideline companies. In addition, the Company also estimates financial multiples from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units is more heavily weighted towards the income approach because in the current economic environment the earnings capacity of a business is generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy.
Fair Value of Financial Instruments Disclosures
The financial instruments guidance requires disclosure of fair value information about financial instruments, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets. However, this guidance excludes certain financial instruments, including those related to insurance contracts and those accounted for under the equity method and joint ventures guidance (such as real estate joint ventures).
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

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
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	March 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,255,459	$1,412,568	$—	$—	$1,412,568
Policy loans	46,555	46,555	46,555	—	—
Other investments	12,287	12,287	—	—	12,287
Total financial assets	$1,314,301	$1,471,410	$46,555	$—	$1,424,855
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$710,825	$742,479	$—	$—	$742,479
Funds withheld under reinsurance	87,146	87,146	87,146	—	—
Debt	1,171,153	1,328,952	—	1,328,952	—
Obligations under securities agreements	93,241	93,241	93,241	—	—
Total financial liabilities	$2,062,365	$2,251,818	$180,387	$1,328,952	$742,479

	December 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,272,616	$1,448,215	$—	$—	$1,448,215
Policy loans	48,272	48,272	48,272	—	—
Other investments	10,896	10,896	—	—	10,896
Total financial assets	$1,331,784	$1,507,383	$48,272	$—	$1,459,111
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$743,951	$764,949	—	—	$764,949
Funds withheld under reinsurance	75,161	75,161	75,161	—	—
Debt	1,171,079	1,296,139	—	1,296,139	—
Obligations under securities agreements	95,986	95,986	95,986	—	—
Total financial liabilities	$2,086,177	$2,232,235	$171,147	$1,296,139	$764,949

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The A.M. Best ratings have not changed significantly since December 31, 2014.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Company carries an allowance for doubtful accounts for reinsurance recoverables of $12,510 and $10,820 as of March 31, 2015 and December 31, 2014, respectively.
7. Debt
On March 28, 2013, the Company issued two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The Company received net proceeds of $698,093 representing the principal amount less the discount before offering expenses. The discount of $1,907 is being amortized over the life of the 2013 Senior Notes and is included as part of interest expense on the consolidated statements of operations. The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018 and was issued at a 0.18% discount. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023 and was issued at a 0.37% discount. Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture. The 2013 Senior Notes are registered under the Securities Act of 1933, as amended.
The interest expense incurred related to the 2013 Senior Notes was $5,746 and $5,744 for the three months ended March 31, 2015 and 2014, respectively. There was $948 of accrued interest at both March 31, 2015 and 2014. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2015 and 2014.
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
The interest expense incurred related to the 2004 Senior Notes was $8,032 and $11,321 for the three months ended March 31, 2015 and 2014, respectively. There was $4,008 of accrued interest at both March 31, 2015 and 2014. The Company made interest payments on the 2004 Senior Notes of $16,031 and $30,094 on February 15, 2015 and 2014, respectively.

Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,740 was available at March 31, 2015, due to $4,260 of outstanding letters of credit related to this program.
On September 16, 2014, the Company entered into a five-year unsecured $400,000 revolving credit agreement (the “2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaced the Company's prior four-year $350,000 revolving credit facility (the "2011 Credit Facility"), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided the Company is in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.
The Company did not use the commercial paper program during the three months ended March 31, 2015 and 2014 and there were no amounts relating to the commercial paper program outstanding at March 31, 2015 and December 31, 2014. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at March 31, 2015.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2015, the Company was in compliance with all covenants, minimum ratios and thresholds.
8. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended March 31, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Other comprehensive (loss) income before reclassifications	(65,951)	53,523	777	—	(11,651)
Amounts reclassified from accumulated other comprehensive income	—	3,936	(1,671)	2,616	4,881
Net current-period other comprehensive (loss) income	(65,951)	57,459	(894)	2,616	(6,770)
Balance at March 31, 2015	$(193,662)	$850,541	$25,700	$(133,582)	$548,997

	Three Months Ended March 31, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive (loss) income before reclassifications	(18,053)	160,022	1,640	—	143,609
Amounts reclassified from accumulated other comprehensive income	—	11,011	—	2,031	13,042
Net current-period other comprehensive (loss) income	(18,053)	171,033	1,640	2,031	156,651
Balance at March 31, 2014	$(56,820)	$697,104	$28,067	$(84,870)	$583,481

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2015	2014
Unrealized gains on securities	$6,056	$16,940	Net realized gains on investments, excluding other-than-temporary impairment losses
	(2,120)	(5,929)	Provision for income taxes
	$3,936	$11,011	Net of tax
OTTI	$(2,570)	$—	Portion of net loss recognized in other comprehensive income, before taxes
	899	—	Provision for income taxes
	$(1,671)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(25)	$(25)	(1)
Amortization of net loss	4,050	3,150	(1)
	4,025	3,125	Total before tax
	(1,409)	(1,094)	Provision for income taxes
	$2,616	$2,031	Net of tax
Total reclassifications for the period	$4,881	$13,042	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 12 - Retirement and Other Employee Benefits for additional information.
9. Stock Based Compensation
Long-Term Equity Incentive Plan
Under the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), as amended and restated in May 2010, the Company is authorized to issue up to 5,300,000 new shares of the Company's common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
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
Three Months Ended March, 2015 and 2014
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
Restricted Stock Units
RSUs granted to employees and to non-employee directors were 286,358 and 288,806 for the three months ended March 31, 2015 and 2014, respectively. The compensation expense recorded related to RSUs was $4,508 and $4,829 for the three months ended March 31, 2015 and 2014, respectively. The related total income tax benefit was $1,578 and $1,685 for the three months ended March 31, 2015 and 2014, respectively. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2015 and 2014 was $62.18 and $65.05, respectively.
As of March 31, 2015, there was $27,006 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.48 years. The total fair value of RSUs vested during the three months ended March 31, 2015 and 2014 was $19,437 and $28,208, respectively.
Performance Share Units
PSUs granted to employees were 357,224 and 381,111 for the three months ended March 31, 2015 and 2014, respectively. The compensation expense recorded related to PSUs was $1,066 and $3,453 for the three months ended March 31, 2015 and 2014, respectively. The related total income tax benefit was $373 and $1,202 for the three months ended March 31, 2015 and 2014, respectively. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2015 and 2014 was $61.82 and $64.93, respectively.
As of March 31, 2015, there was $34,975 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.36 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2015 and 2014 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the three months ended March 31, 2015 and 2014 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
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
The compensation expense recorded related to the ESPP was $316 and $292 for the three months ended March 31, 2015 and 2014, respectively.
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
10. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2015	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	529,100	$65.51	529,100
February	120,000	61.07	120,000
March	645,000	61.50	645,000
Total	1,294,100	$63.10	1,294,100
On November 15, 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the total repurchase authorization $752,436 as of that date.
As of December 31, 2014, there was $486,670 remaining under the total repurchase authorization. During the three months ended March 31, 2015, the Company repurchased 1,294,100 shares of the Company’s outstanding common stock at a cost of $81,635, exclusive of commissions, leaving $405,035 remaining under the total repurchase authorization at March 31, 2015.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

11. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended March 31,
	2015	2014
Numerator
Net income	$50,044	$137,245
Deduct dividends paid	(18,834)	(18,180)
Undistributed earnings	$31,210	$119,065
Denominator
Weighted average shares outstanding used in basic earnings per share	69,770,224	72,848,756
Incremental common shares from:
SARs	—	851
PSUs	987,325	1,024,345
ESPPs	—	—
Weighted average shares used in diluted earnings per share calculations	70,757,549	73,873,952
Earnings per common share - Basic
Distributed earnings	$0.27	$0.25
Undistributed earnings	0.45	1.63
Net income	$0.72	$1.88
Earnings per common share - Diluted
Distributed earnings	$0.27	$0.25
Undistributed earnings	0.44	1.61
Net income	$0.71	$1.86
There were no anti-dilutive SARs or PSUs outstanding that were not included in the computation of diluted EPS under the treasury stock method during the three months ended March 31, 2015 and 2014.
12. Retirement and Other Employee Benefits
The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2015 and 2014 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Service cost	$9,750	$8,200	$1,125	$1,000	$625	$600
Interest cost	9,050	9,150	1,350	1,500	950	975
Expected return on plan assets	(13,725)	(12,350)	—	—	(825)	(775)
Amortization of prior service cost	—	—	200	200	(225)	(225)
Amortization of net loss (gain)	3,325	2,275	725	925	—	(50)
Curtailment/settlement charge	—	—	400	—	—	—
Net periodic benefit cost	$8,400	$7,275	$3,800	$3,625	$525	$525

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

(1)	The Company’s nonqualified plan is unfunded.
Our qualified pension benefits plan (the “Plan”) was under-funded by $31,148 and $28,956 (based on the fair value of Plan assets compared to the projected benefit obligation) at March 31, 2015 and December 31, 2014, respectively. This equates to a 97% funded status at March 31, 2015 and December 31, 2014. During the first three months of 2015, $10,750 in cash was contributed to the Plan. Additional cash, up to $32,250, is expected to be contributed to the Plan over the remainder of 2015.
13. Segment Information
The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides mobile device protection products and services; debt protection administration; credit-related insurance; warranties and extended service products and related services for consumer electronics, appliances and vehicles; and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance; property, appraisal, preservation and valuation services; flood insurance; renters insurance and related products; and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements. Beginning January 1, 2015, segment assets for Assurant Solutions and Assurant Specialty Property include their proportionate share of goodwill.
The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$754,477	$528,446	$609,742	$266,897	$—	$2,159,562
Net investment income	92,191	20,515	7,007	27,821	4,739	152,273
Net realized gains on investments	—	—	—	—	3,955	3,955
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,258	3,258
Fees and other income	173,068	84,236	15,976	6,274	8	279,562
Total revenues	1,019,736	633,197	632,725	300,992	11,960	2,598,610
Benefits, losses and expenses
Policyholder benefits	215,548	204,603	604,763	185,813	—	1,210,727
Amortization of deferred acquisition costs and value of business acquired	265,032	92,069	4,273	7,629	—	369,003
Underwriting, general and administrative expenses	459,284	223,612	129,178	91,339	18,496	921,909
Interest expense	—	—	—	—	13,778	13,778
Total benefits, losses and expenses	939,864	520,284	738,214	284,781	32,274	2,515,417
Segment income (loss) before provision (benefit) for income tax	79,872	112,913	(105,489)	16,211	(20,314)	83,193
Provision (benefit) for income taxes	25,513	37,826	(21,520)	6,063	(14,733)	33,149
Segment income (loss) after tax	$54,359	$75,087	$(83,969)	$10,148	$(5,581)
Net income						$50,044
	As of March 31, 2015

Segment Assets (1):	$14,410,503	$3,916,044	$1,183,956	$2,255,984	$9,033,869	$30,800,356

(1)
As of December 31, 2014, all goodwill on Assurant's balance sheet was held in the Corporate & Other segment. Beginning January 1, 2015, goodwill is now included on the respective segment balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$752,667	$623,372	$422,764	$261,659	$—	$2,060,462
Net investment income	94,685	27,875	8,861	31,395	5,242	168,058
Net realized gains on investments	—	—	—	—	19,751	19,751
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,660	3,660
Fees and other income	141,354	40,759	8,211	6,034	83	196,441
Total revenues	988,706	692,006	439,836	299,088	28,736	2,448,372
Benefits, losses and expenses
Policyholder benefits	255,963	263,118	310,773	178,178	—	1,008,032
Amortization of deferred acquisition costs and value of business acquired	262,896	74,019	172	7,695	—	344,782
Underwriting, general and administrative expenses	395,400	207,451	121,232	91,237	27,920	843,240
Interest expense	—	—	—	—	17,065	17,065
Total benefits, losses and expenses	914,259	544,588	432,177	277,110	44,985	2,213,119
Segment income (loss) before provision (benefit) for income tax	74,447	147,418	7,659	21,978	(16,249)	235,253
Provision (benefit) for income taxes	24,978	49,677	14,728	8,063	562	98,008
Segment income (loss) after tax	$49,469	$97,741	$(7,069)	$13,915	$(16,811)
Net income						$137,245
	As of December 31, 2014
Segment Assets:
Segment assets, excluding goodwill	$14,260,609	$4,010,393	$1,210,615	$2,242,145	$8,997,465	$30,721,227
Goodwill						841,239
Total assets						$31,562,466

14. Commitments and Contingencies
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $20,050 and $17,871 of letters of credit outstanding as of March 31, 2015 and December 31, 2014, respectively.
On January 16, 2015, the State of Indiana issued an examination warrant to the Company's subsidiary, American Security Insurance Company and initiated a multistate targeted market conduct examination regarding the Company’s lender-placed insurance products. At present, 42 states are participating in the examination. The Company continues to respond to and cooperate with the State of Indiana, the National Association of Insurance Commissioners (the "NAIC") and other regulators regarding its lender-placed insurance business.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

We have participated and may participate in settlements on terms that we consider reasonable given the strength of our defenses and other factors. However, the possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no estimate can be made of any possible loss or range of loss in excess of the accrual.
In July 2007 an Assurant subsidiary acquired Swansure Group, a privately held U.K. company, which owned D&D Homecare Limited (“D&D”). D&D was a packager of mortgages and certain insurance products, including Payment Protection Insurance (“PPI”) policies that, for a period of time, were underwritten by an Assurant subsidiary and sold by various alleged agents, including Carrington Carr Home Finance Limited (“CCHFL”), which is now in administration. In early 2014, as a result of consumer complaints alleging that CCHFL missold certain D&D-packaged PPI policies between August 8, 2003 and November 1, 2004, the U.K. Financial Ombudsman Service (“FOS”) requested that an Assurant subsidiary, Assurant Intermediary Limited (“AIL”), review complaints relating to CCHFL’s sale of such PPI policies. AIL is cooperating with the FOS. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no estimate can be made of any possible loss or range of loss in excess of the accrual.
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
15. Income Taxes
During the three months ended March 31, 2014, the Company increased its estimate of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $5,749 of income tax expense in the Assurant Health segment, which increased the consolidated effective tax rate by 244 basis points.
16. Catastrophe Bond Program
On January 30, 2012, certain of the Companies’ subsidiaries (“the Subsidiaries”) entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”). The agreements expired in February 2015.
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
Upon expiration of the Series 2012-1 Notes, the remaining $185,000 of coverage represents approximately 14% of the expected first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s anticipated retention.
Under the terms of these reinsurance agreements, the Subsidiaries are obligated to pay annual reinsurance premiums to Ibis Re II for the reinsurance coverage. The reinsurance agreements with Ibis Re II use a dual trigger that is based upon an index created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by an independent party and the Subsidiaries’ covered losses incurred. Reinsurance contracts that have a separate, pre-identified variable (e.g., a loss-based index) are accounted for as reinsurance if certain conditions are met. In the case of the reinsurance agreements with Ibis Re II, these conditions were met, thus the Company accounted for them as reinsurance in accordance with applicable accounting guidance for reinsurance contracts.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March, 2015 and 2014
(In thousands, except number of shares and per share amounts)

any amounts paid to the Subsidiaries under the reinsurance agreements. The Subsidiaries have not incurred any losses subject to the reinsurance agreements since their inception.
As of March 31, 2015 and 2014, the Company had not ceded any losses to Ibis Re II.
As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to the Series 2013-1 Notes, the credit risk is mitigated by reinsurance trust accounts for each tranche within the Series. The reinsurance trust accounts have been funded by Ibis Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAA by Standard & Poor’s.
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
17. Subsequent Events
On April 28, 2015, the Company announced that it is exploring the possible sale of the Assurant Health and Assurant Employee Benefits segments in order to realign its portfolio to focus on the specialty housing and lifestyle protection products and services offered through the Assurant Specialty Property and Assurant Solutions segments.
Absent a sale of Assurant Health, the Company plans to exit the health insurance market by 2016 and will not participate in the next Affordable Care Act open enrollment period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except number of shares and per share amounts)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or “the Company”) as of March 31, 2015, compared with December 31, 2014, and our results of operations for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2015 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2014 Annual Report on Form 10-K, First Quarter 2015 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
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

i.
actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of premium rates or increases in expenses, including claims, commissions, fines, penalties or other expenses;

ii.	inability to implement strategic plans for the Assurant Employee Benefits and Assurant Health segments;

iii.	loss of significant client relationships or business, distribution sources or contracts;

iv.
the effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the "Affordable Care Act"), and the rules and regulations thereunder, on our health and employee benefits businesses;

v.
potential variations between the final risk adjustment and reinsurance amounts, as determined by the U.S. Department of Health and Human Services under the Affordable Care Act, and the Company's estimate;

vi.	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our results, business and reputation;

vii.	inability to execute strategic plans related to acquisitions, dispositions or new ventures;

viii.	current or new laws and regulations that could increase our costs and decrease our revenues;

ix.	significant competitive pressures in our businesses;

x.	failure to attract and retain sales representatives, key managers, agents or brokers;

xi.	losses due to natural or man-made catastrophes;

xii.	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

xiii.	deterioration in the Company’s market capitalization compared to its book value that could result in an impairment of goodwill;

xiv.	risks related to our international operations, including fluctuations in exchange rates;

xv.	data breaches compromising client information and privacy;

xvi.
general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

xvii.	cyber security threats and cyber attacks;

xviii.	failure to effectively maintain and modernize our information systems;

xix.	failure to predict or manage benefits, claims and other costs;

xx.	uncertain tax positions and unexpected tax liabilities;

xxi.	inadequacy of reserves established for future claims;

xxii.	risks related to outsourcing activities;

xxiii.	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

xxiv.
diminished value of invested assets in our investment portfolio (due to, among other things, volatility in financial markets; the global economic slowdown; credit, currency and liquidity risk; other than temporary impairments and increases in interest rates);

xxv.	insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

xxvi.	inability of reinsurers to meet their obligations;

xxvii.	credit risk of some of our agents in Assurant Specialty Property and Assurant Solutions;

xxviii.	inability of our subsidiaries to pay sufficient dividends;

xxix.	failure to provide for succession of senior management and key executives; and

xxx.	cyclicality of the insurance industry.
For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A-Risk Factors” and “Item 7-MD&A Critical Factors Affecting Results” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Form 10-Q.
General
We report our results through five segments: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate and Other. The Corporate and Other segment includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and investment income earned from short-term investments held. The Corporate and Other segment also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and our Long Term Care business, through reinsurance agreements as described below.
The following discussion relates to the three months ended March 31, 2015 (“First Quarter 2015”) and the three months ended March 31, 2014 (“First Quarter 2014”).
Executive Summary
As previously announced, following a strategic review of its business portfolio, the Company will focus its resources on its niche housing and lifestyle protection offerings. As part of this strategy, Assurant is exploring strategic alternatives for its Assurant Employee Benefits and Assurant Health segments, including the sale of each. Absent a sale of the Assurant Health segment, the Company plans to begin the process in 2015 to exit the health insurance market. The Company expects to substantially complete its exit from the health insurance market in 2016. Proceeds from any transaction will provide additional financial flexibility to invest in areas targeted for growth and to return capital to shareholders.

Consolidated net income decreased 64%, to $50,044 in First Quarter 2015, compared with $137,245 of net income for First Quarter 2014. The decrease was primarily due to lower results in our Assurant Health and Assurant Specialty Property segments.
Assurant Solutions net income increased $4,890, or 10%, to $54,359 for First Quarter 2015 from $49,469 for First Quarter 2014. The increase was primarily driven by growth in mobile covered devices and related-service offerings. This was partially offset by integration expenses related to the recent acquisition of CWI Group ("CWI") and the unfavorable impact of changes in foreign exchange rates.
First Quarter 2015 net earned premiums and fees increased 4% compared with First Quarter 2014. The increase was driven by growth at a large domestic service contract client, our vehicle protection business and our mobile business. Net earned premiums were affected by foreign exchange volatility and lower production volumes at certain North American retailers. We expect these trends to persist for the remainder of 2015.
As previously disclosed, we will discontinue a tablet warranty program that accounted for approximately $100,000 of net earned premiums in 2014. Despite the loss of this program, full year 2015 total revenue and net income is expected to remain approximately level with full year 2014, driven by contributions from preneed and expansion of our integrated mobile offerings and vehicle service contracts.
Assurant Specialty Property net income decreased $22,654, or 23%, to $75,087 for First Quarter 2015 from $97,741 for First Quarter 2014, primarily due to lower results in our lender-placed homeowners insurance. Lower premium and placement rates were the primary drivers of the decline in lender-placed homeowners insurance. Better non-catastrophe loss experience partially offset these items as First Quarter 2015 had lower weather and fire-related claims compared to the First Quarter 2014.
Net earned premiums declined $94,926 primarily reflecting the sale of our general agency business and declines in our lender-placed homeowners insurance business. Our placement rate in First Quarter 2015 declined to 2.57% compared with 2.74% in First Quarter 2014, and loans tracked decreased more than 100,000 since December 31, 2014 due to attrition. We continue to expect ongoing loan transfers within the mortgage industry and our placement rates to gradually decline over time as the housing market stabilizes.
Overall, we expect full year 2015 net earned premiums and net income to decrease from 2014, reflecting lower placement and premium rates in lender-placed insurance business, the previously announced loss of client business and the divestiture of our general agency business. We expect contributions from multi-family housing and mortgage solutions combined with initiatives to lower lender-placed insurance expenses to partially offset the decline. Overall results to be affected by catastrophe losses.
Assurant Health's First Quarter 2015 net loss increased to $83,969 compared with a net loss of $7,069 in First Quarter 2014. The increase in the net loss was primarily due to a reduction in our estimated recoveries under the 2014 Affordable Care Act risk mitigation programs and elevated claims on 2015 policies. During First Quarter 2015, we refined our 2014 risk mitigation program estimates to reflect additional market data and claims development. Affordable Care Act policies comprised approximately 60% of total business in First Quarter 2015 compared to 18% in First Quarter 2014.
We expect Assurant Health’s full year 2015 net earned premiums and fees to increase compared to 2014 due to sales of individual major medical policies. We also expect overall results to be affected by elevated claims experience on Affordable Care Act qualified policies and estimated recoverables under Affordable Care Act risk mitigation programs. As mentioned above, we are exploring strategic alternatives including a sale of this business. Absent a sale, the Company will begin the process to exit the health insurance market which it expects will be substantially complete in 2016.
At Assurant Employee Benefits, First Quarter 2015 net income declined $3,767 to $10,148 from $13,915 in First Quarter 2014 primarily due to lower investment income from real estate joint venture partnerships and less favorable disability results. We expect full year 2015 net earned premiums and fees to increase compared to 2014 due to growth in voluntary products. We also expect continued expense management actions to offset expected lower net investment income. We continue to expect results to be affected by U.S. employment trends and capital market conditions. As mentioned above, we are exploring strategic alternatives, including a sale of this business.
Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Form 10-Q.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the three months ended March 31, 2015, net cash used in operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $203,156; net cash provided by investing activities totaled $54,015 and net cash used in financing activities totaled $104,350. We had $1,065,165 in cash and cash equivalents as of March 31, 2015. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2014 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2014 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for First Quarter 2015.
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

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Net earned premiums	$2,159,562	$2,060,462
Net investment income	152,273	168,058
Net realized gains on investments	3,955	19,751
Amortization of deferred gain on disposal of businesses	3,258	3,660
Fees and other income	279,562	196,441
Total revenues	2,598,610	2,448,372
Benefits, losses and expenses:
Policyholder benefits	1,210,727	1,008,032
Selling, underwriting and general expenses (1)	1,290,912	1,188,022
Interest expense	13,778	17,065
Total benefits, losses and expenses	2,515,417	2,213,119
Income before provision for income taxes	83,193	235,253
Provision for income taxes	33,149	98,008
Net income	$50,044	$137,245

_____________________

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.
The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for First Quarter 2015 and First Quarter 2014. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.
For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Income
Net income decreased $87,201, or 64%, to $50,044 for First Quarter 2015, compared with $137,245 for First Quarter 2014. The decrease was primarily due to a reduction in 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and elevated claims on 2015 Affordable Care Act policies in our Assurant Health segment and the expected net income reduction in our lender-placed insurance business in our Assurant Specialty Property segment.

Assurant Solutions
Overview
The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Net earned premiums	$754,477	$752,667
Net investment income	92,191	94,685
Fees and other income	173,068	141,354
Total revenues	1,019,736	988,706
Benefits, losses and expenses:
Policyholder benefits	215,548	255,963
Selling, underwriting and general expenses	724,316	658,296
Total benefits, losses and expenses	939,864	914,259
Segment income before provision for income taxes	79,872	74,447
Provision for income taxes	25,513	24,978
Segment net income	$54,359	$49,469
Net earned premiums:
Domestic:
Credit	$35,856	$42,958
Service contracts	399,114	374,828
Other (1)	30,328	13,376
Total Domestic	465,298	431,162
International:
Credit	64,982	83,937
Service contracts	199,604	213,854
Other (1)	10,353	7,735
Total International	274,939	305,526
Preneed	14,240	15,979
Total	$754,477	$752,667
Fees and other income:
Domestic:
Debt protection	$4,394	$7,184
Service contracts	111,690	87,823
Other (1)	2,501	3,105
Total Domestic	118,585	98,112
International	28,014	18,200
Preneed	26,469	25,042
Total	$173,068	$141,354

Gross written premiums (2):
Domestic:
Credit	$62,233	$88,994
Service contracts	871,313	644,079
Other (1)	20,750	21,478
Total Domestic	954,296	754,551
International:
Credit	187,558	228,367
Service contracts	173,015	221,378
Other (1)	20,181	12,908
Total International	380,754	462,653
Total	$1,335,050	$1,217,204
Preneed (face sales)	$227,709	$241,704
Combined ratios (3):
Domestic	90.0%	93.7%
International	105.9%	101.7%
_______________________

(1)	This includes emerging products and run-off product lines.

(2)
Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Income
Segment net income increased $4,890, or 10%, to $54,359 for First Quarter 2015 from $49,469 for First Quarter 2014. The increase was primarily driven by growth in mobile covered devices and related-service offerings. This was partially offset by integration expenses related to the recent acquisition of CWI and the unfavorable impact of changes in foreign exchange rates.
Total Revenues
Total revenues increased $31,030, or 3%, to $1,019,736 for First Quarter 2015 from $988,706 for First Quarter 2014. Net earned premiums increased slightly primarily due to growth at a large domestic service contract client and from our vehicle protection business offset by the unfavorable impact of changes in foreign exchange rates. Fees and other income increased primarily driven by growth in mobile programs and recent acquisitions. These increases were partially offset by the unfavorable impact of changes in foreign exchange rates.
Gross written premiums increased $117,846, or 10%, to $1,335,050 for First Quarter 2015 from $1,217,204 for First Quarter 2014. Gross written premiums from our domestic service contract business increased $227,234 primarily driven by growth in mobile subscribers. This increase was partially offset by the continued run-off of our domestic and European credit business and the unfavorable impact of changes in foreign exchange rates.
Preneed face sales decreased $13,995, or 6%, to $227,709 for First Quarter 2015 from $241,704 for First Quarter 2014. This decrease was mostly attributable to a change in product offerings and a client’s temporary operational change. On June 25, 2014, we extended our exclusive distribution partnership with Services Corporation International ("SCI"), for an additional 10 years, through September 29, 2024.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $25,605, or 3%, to $939,864 for First Quarter 2015 from $914,259 for First Quarter 2014. Policyholder benefits decreased $40,415, primarily driven by favorable loss experience in our domestic service contract business and mobile business in Europe. Partially offsetting these items is less favorable loss experience in Latin America. Selling, underwriting and general expenses increased $66,020, mostly related to growth in our domestic mobile business and the CWI acquisition.

Assurant Specialty Property
Overview
The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Net earned premiums	$528,446	$623,372
Net investment income	20,515	27,875
Fees and other income	84,236	40,759
Total revenues	633,197	692,006
Benefits, losses and expenses:
Policyholder benefits	204,603	263,118
Selling, underwriting and general expenses	315,681	281,470
Total benefits, losses and expenses	520,284	544,588
Segment income before provision for income taxes	112,913	147,418
Provision for income taxes	37,826	49,677
Segment net income	$75,087	$97,741
Net earned premiums:
Homeowners (lender-placed and voluntary)	$373,577	$438,949
Manufactured housing (lender-placed and voluntary)	41,027	58,711
Other (1)	113,842	125,712
Total	$528,446	$623,372
Ratios:
Loss ratio (2)	38.7%	42.2%
Expense ratio (3)	51.5%	42.4%
Combined ratio (4)	84.9%	82.0%
_______________________

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.

(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
Regulatory Matters
In January 2015, the New York Department of Financial Services ("NYDFS") issued regulations regarding tracking costs associated with lender-placed insurance rates. We are currently assessing the new regulations; however, at this time we believe that they will not have a material financial impact on our lender-placed insurance business.
Lender-placed insurance products accounted for 76% and 71% of net earned premiums for First Quarter 2015 and full year 2014, respectively. The approximate corresponding contributions to the segment net income in these periods were 80% and 73%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on premium and placement rates, the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Income
Segment net income decreased $22,654, or 23%, to $75,087 for First Quarter 2015 from $97,741 for First Quarter 2014 primarily due to lower results in our lender-placed homeowners insurance business, partially offset by lower non-catastrophe loss experience.

Total Revenues
Total revenues decreased $58,809, or 8%, to $633,197 for First Quarter 2015 from $692,006 for First Quarter 2014. The decrease was primarily due to the divestiture of the general agency business and primary insurance carrier, American Reliable Insurance Company ("ARIC") effective January 1, 2015, combined with lower lender-placed homeowners insurance premiums. Decline in lender-placed homeowners insurance net earned premiums is primarily due to attrition in legacy subprime portfolios, lower premium and placement rates and client contract changes. Please see Note 4 to the Consolidated Financial Statements for further information on the ARIC divesture. These items were partially offset by additional fee income generated from the recent acquisitions in our mortgage solutions businesses.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $24,304, or 4%, to $520,284 for First Quarter 2015 from $544,588 for First Quarter 2014. The loss ratio decreased 350 basis points due to favorable non-catastrophe losses from winter-weather and fire related claims, partially offset by lower premium rates from the implementation of the new lender-placed insurance product. First Quarter 2015 had reportable catastrophe losses of $5,219 compared to $7,836 of reportable catastrophe loss in First Quarter 2014. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increase of 910 basis points in First Quarter 2015 is mainly due to growth in our mortgage solutions businesses.

Assurant Health
Overview
The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Net earned premiums	$609,742	$422,764
Net investment income	7,007	8,861
Fees and other income	15,976	8,211
Total revenues	632,725	439,836
Benefits, losses and expenses:
Policyholder benefits	604,763	310,773
Selling, underwriting and general expenses	133,451	121,404
Total benefits, losses and expenses	738,214	432,177
Segment (loss) income before (benefit) provision for income taxes	(105,489)	7,659
(Benefit) provision for income taxes	(21,520)	14,728
Segment net loss	$(83,969)	$(7,069)
Net earned premiums:
Individual	$514,198	$320,192
Small employer group	95,544	102,572
Total	$609,742	$422,764
Insured lives by product line:
Individual	838	783
Small employer group	143	121
Total	981	904
Ratios:
Loss ratio (1)	99.2%	73.5%
Expense ratio (2)	21.3%	28.2%
Combined ratio (3)	118.0%	100.3%

_______________________

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
The Affordable Care Act
Most provisions of the Affordable Care Act have now taken effect. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position have been and will continue to be materially adversely affected. For more information, see Item 1A, "Risk Factors—Risk related to our industry—Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable" in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Form 10-Q.
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

Reinsurance
This is a transitional program for 2014-2016, with decreasing benefit over the three years. All commercial individual and group medical health plans are required to contribute to the funding of the program. Only individual health plans that are in compliance with the essential health benefits of the Affordable Care Act are eligible to receive benefits from the program.
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
For the First Quarter 2015, we recorded reinsurance contributions of $2,311 and reinsurance recoveries of $18,363, in our consolidated statements of operations. As of March 31, 2015, we recorded reinsurance contributions payable of $3,583 and reinsurance recoverables of $295,344 on our consolidated balance sheets. Both contributions and recoveries for the 2014 program are scheduled to be settled in 2015 while contributions and recoveries for the 2015 program are scheduled to be settled in 2016. Included in the $18,363 of reinsurance recoveries is a $(38,035) change in our December 31, 2014 estimate pertaining to the 2014 program and $56,398 associated with the 2015 program.
Risk Adjustment
This is a permanent program to transfer funds between health insurers based on the average health risk scores of their Affordable Care Act insured populations. Insurers with below-average risk scores contribute into the pool. Insurers with above-average risk scores receive payments out of the pool.
Risk scores are evaluated at the state, market, and legal entity level for policies that comply with the Affordable Care Act. Risk adjustment amounts payable and receivable are reflected as adjustments to net earned premiums, and are recorded quarterly based on our current estimated loss experience of our Affordable Care Act business.
Based on the demographics of our Affordable Care Act population, extensive analytical evaluations, current and historical claim data as well as other internal and external data sources, external market studies and other published data, we believe that our average risk scores will be significantly higher than the industry averages.
For First Quarter 2015, we recorded net risk adjustment premiums of $49,822, in our consolidated statements of operations. As of March 31, 2015, we carried net risk adjustment receivables of $171,710 on our consolidated balance sheets. Risk transfer payments and receipts for the 2014 program are scheduled to be settled in 2015 while payments and receipts for the 2015 program are scheduled to be settled in 2016. Included in the $49,822 of net risk adjustment premiums is a $(14,472) change in our December 31, 2014 estimate pertaining to the 2014 program and $64,294 associated with the 2015 program.
Risk Corridor
This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors had no impact on our 2014 operations. Assurant Health began participating in the public insurance marketplaces for 2015, however no net recoverable has been recorded for First Quarter 2015 because payments from HHS under this program are uncertain.
Estimates of amounts receivable from these programs are subject to considerable uncertainty and actual amounts received may vary substantially from our estimates.
For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Loss
Segment net loss increased $76,900, or 1,088%, to a net loss of $83,969 for First Quarter 2015 from net loss of $7,069 for First Quarter 2014. The increase was primarily attributable to a reduction in 2014 estimated recoveries from the Affordable Care Act risk mitigation programs due to more recent market data and additional claims development and elevated claims experience related to 2015 Affordable Care Act policies.

Total Revenues
Total revenues increased $192,889, or 44%, to $632,725 for First Quarter 2015 from $439,836 for First Quarter 2014. Net earned premiums from our individual medical business increased $194,006, or 61%, primarily due to growth in individual major medical product sales attributable to premium rate increases and our participation in the public insurance marketplaces in 2015.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $306,037, or 71%, to $738,214 for First Quarter 2015 from $432,177 for First Quarter 2014. Policyholder benefits increased $293,990, or 95%, primarily attributable to elevated 2015 Affordable Care Act claims and a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs due to more recent market data and additional claims development. Affordable Care Act policies now account for a larger share of our business than in First Quarter 2014. Selling, underwriting and general expenses increased $12,047 or 10%, due to higher commissions on increased premium volumes and health reform fees.

Assurant Employee Benefits
Overview
The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Net earned premiums	$266,897	$261,659
Net investment income	27,821	31,395
Fees and other income	6,274	6,034
Total revenues	300,992	299,088
Benefits, losses and expenses:
Policyholder benefits	185,813	178,178
Selling, underwriting and general expenses	98,968	98,932
Total benefits, losses and expenses	284,781	277,110
Segment income before provision for income taxes	16,211	21,978
Provision for income taxes	6,063	8,063
Segment net income	$10,148	$13,915
Net earned premiums:
Group dental	$99,916	$97,772
Group disability	99,745	102,511
Group life	51,336	49,946
Group supplemental and vision products	15,900	11,430
Total	$266,897	$261,659
Voluntary	$119,051	$107,690
Employer-paid and other	147,846	153,969
Total	$266,897	$261,659
Ratios:
Loss ratio (1)	69.6%	68.1%
Expense ratio (2)	36.2%	37.0%
_______________________

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Income
Segment net income decreased $3,767, or 27%, to $10,148 for First Quarter 2015 from $13,915 for First Quarter 2014. The decrease is primarily attributable to lower investment income from real estate joint venture partnerships and less favorable disability and life loss experience.
Total Revenues
Total revenues increased $1,904, or less than 1%, to $300,992 for First Quarter 2015 from $299,088 for First Quarter 2014. Net earned premiums increased $5,238, or 2% driven by voluntary products which increased $11,361, or 11%, partially offset by declines in employer paid products. Net investment income decreased $3,574, or 11%, primarily driven by a $3,137 decrease in income from real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $7,671, or 3%, to $284,781 for First Quarter 2015 from $277,110 for First Quarter 2014. The loss ratio increased to 69.6% from 68.1% primarily driven by unfavorable disability and life loss experience. Selling, underwriting and general expenses remained relatively consistent.

Assurant Corporate & Other
The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Net investment income	$4,739	$5,242
Net realized gains on investments	3,955	19,751
Amortization of deferred gain on disposal of businesses	3,258	3,660
Fees and other income	8	83
Total revenues	11,960	28,736
Benefits, losses and expenses:
Selling, underwriting and general expenses	18,496	27,920
Interest expense	13,778	17,065
Total benefits, losses and expenses	32,274	44,985
Segment loss before (benefit) provision for income taxes	(20,314)	(16,249)
(Benefit) provision for income taxes	(14,733)	562
Segment net loss	$(5,581)	$(16,811)
For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Loss
Segment results improved $11,230, or 67%, to a net loss of $5,581 for First Quarter 2015 compared with net loss of $16,811 for First Quarter 2014. The improvement is primarily due to lower employee-related benefit costs and a favorable change in tax liabilities. In addition, First Quarter 2015 includes a $3,434 (after-tax) gain on the ARIC sale. See Note 4 for further information.

Total Revenues
Total revenues decreased $16,776, or 58%, to $11,960 for First Quarter 2015 compared with $28,736 for First Quarter 2014. The decrease is primarily related to an $15,796 decrease in net realized gains on investments.
Total Benefits, Losses and Expenses
Total expenses decreased $12,711, or 28%, to $32,274 for First Quarter 2015 compared with $44,985 for First Quarter 2014. The decrease is primarily due to lower employee-related benefit costs and a gain on the ARIC sale mentioned above.

Investments
The Company had total investments of $14,172,528 and $14,131,452 as of March 31, 2015 and December 31, 2014, respectively. For more information on our investments see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this report.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2015		December 31, 2014
Aaa / Aa / A	$7,338,210	64.4%	$7,314,208	65.0%
Baa	3,327,403	29.2%	3,255,505	28.9%
Ba	462,193	4.1%	432,203	3.8%
B and lower	259,505	2.3%	261,258	2.3%
Total	$11,387,311	100.0%	$11,263,174	100.0%

Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2015	2014
Fixed maturity securities	$123,491	$130,445
Equity securities	7,211	6,634
Commercial mortgage loans on real estate	18,104	18,447
Policy loans	543	715
Short-term investments	419	564
Other investments	4,233	13,940
Cash and cash equivalents	4,081	3,905
Total investment income	158,082	174,650
Investment expenses	(5,809)	(6,592)
Net investment income	$152,273	$168,058
Net investment income decreased $15,785, or 9%, to $152,273 for First Quarter 2015 compared with $168,058 for First Quarter 2014. The decrease was primarily related to a $9,184 decrease in investment income from real estate joint venture partnerships. Excluding the investment income from real estate joint venture partnerships, net investment income decreased $6,601, primarily reflecting lower investment yields.
As of March 31, 2015, the Company owned $181,052 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $171,775 of municipal securities, whose credit rating was A+ with the guarantee, but which would have had a rating of A without the guarantee.
The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At March 31, 2015, approximately 2% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed income portfolio and approximately 1% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 11% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.
Collateralized Transactions
The Company engages in transactions in which fixed maturity securities, primarily bonds issued by the U.S. government and government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. All loans are negotiated on an overnight basis; term loans are not permitted. Collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company is subject to the risk of loss to the extent there is a loss on the re-investment of cash collateral. The Company's investment portfolio is readily marketable and convertible to cash to a degree sufficient to provide for short term needs related to the securities lending transactions.
As of March 31, 2015 and December 31, 2014, our collateral held under securities lending agreements, of which its use is unrestricted, was $93,242 and $95,985, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $93,241 and $95,986, respectively, and is included in the consolidated balance sheets under obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities with unrealized losses have been in a continuous loss position for less than 12 months as of March 31, 2015 and December 31, 2014, respectively. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.
As of March 31, 2015, 98% of the obligation under securities agreements is invested in corporate fixed maturities, money market funds, and daily repurchase agreements with a remaining contractual maturity of one year or less.

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
Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Form 10-Q. Along with solvency regulations, the primary driver in determining the capital used for subsidiary dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. This in turn, could negatively affect our capital resources. As a result of Assurant's April 29, 2015 announcement that we are exploring the disposition of the Assurant Employee Benefits and Assurant Health segments, A.M. Best downgraded the financial strength ratings of John Alden Insurance Company and Time Insurance Company from A- to B++, the outlook on these ratings remains stable. Assurant’s debt rating and other financial strength ratings were unchanged. Moody’s Investor Services (“Moody’s”) downgraded the financial strength ratings of John Alden Life Insurance Company and Time Insurance Company from Baa2 to Baa3, and revised the outlook from stable to developing. Moody’s affirmed the A3 rating of Union Security Insurance Company and revised the outlook from stable to developing. Moody’s affirmed the Senior Debt rating of Baa2 with a stable outlook for Assurant, Inc., as well as the financial strength ratings of A2 with a stable outlook for American Security Insurance Company and American Bankers Insurance Company of Florida, and A3 with a stable outlook for American Bankers Life Assurance Company of Florida. Standard and Poor’s (“S&P”) affirmed the BBB financial strength ratings of John Alden Life Insurance Company and Time Insurance Company. S&P also revised the outlook for these subsidiaries from stable to negative. In addition, S&P placed the A- financial strength rating of Union Security Insurance Company under Creditwatch Developing as a result of the announcement. At the same time, S&P affirmed the Senior Debt rating of BBB+ with a stable outlook for Assurant, Inc. as well as the financial strength ratings of A with a stable outlook for American Bankers Insurance Company of Florida, American Bankers Life Assurance Company of Florida, American Memorial Life Insurance Company and American Security Insurance Company. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Form 10-Q. For 2015, the maximum dividends our U.S. domiciled insurance subsidiaries could pay without prior regulatory approval is approximately $476,000.

Liquidity
As of March 31, 2015, we had $573,504 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $709,137, that we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $573,504 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company from its operating companies were $54,523 for First Quarter 2015. In 2014, dividends, net of infusions, made to the holding company from its operating companies were $453,485. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $100,495 and $295,765 during First Quarter 2015 and the year ended December 31, 2014, respectively. We expect 2015 net dividends from the operating segments to approximate their earnings subject to the growth of the businesses, rating agency and regulatory capital requirements and investment performance.
The primary sources of funds for our subsidiaries consist of premiums and fees collected, proceeds from the sales and maturity of investments and net investment income. We use cash primarily to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds to generate investment income.
We conduct periodic asset liability studies to measure the duration of our insurance liabilities, to develop optimal asset portfolio maturity structures for our significant lines of business and ultimately to assess whether cash flows are sufficient to meet cash needs. These studies are conducted in accordance with formal company-wide Asset Liability Management (“ALM”) guidelines.
To complete a study for a particular line of business, we develop models to project asset and liability cash flows and balance sheet items under a large, varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business.
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
We paid dividends of $0.27 per common share on March 9, 2015 to stockholders of record as of February 23, 2015. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
On November 15, 2013, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2014, there was $486,670 remaining under the total repurchase authorization. During the three months ended March 31, 2015, we repurchased 1,294,100 shares of our outstanding common stock at a cost of $81,635, exclusive of commissions. As of March 31, 2015, $405,035 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next 12 months, including the ability to pay interest on our Senior Notes and dividends on our common shares.

Retirement and Other Employee Benefits
Our qualified pension benefits plan (the “Plan”) was under-funded by $31,148 and $28,956 (based on the fair value of Plan assets compared to the projected benefit obligation) at March 31, 2015 and December 31, 2014, respectively. This equates to a 97% funded status at March 31, 2015 and December 31, 2014.
In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During First Quarter 2015, we contributed $10,750 in cash to the Plan. We expect to contribute additional cash to the Plan, up to $32,250, over the remainder of 2015.
Commercial Paper Program
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,740 was available at March 31, 2015, due to $4,260 of outstanding letters of credit related to this program.
On September 16, 2014, we entered into a five-year unsecured $400,000 revolving credit agreement ("2014 Credit Facility") with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces our prior four-year $350,000 revolving credit facility ("2011 Credit Facility"), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided we are in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.
We did not use the commercial paper program during the three months ended March 31, 2015 or 2014, and there were no amounts relating to the commercial paper program outstanding at March 31, 2015 and December 31, 2014. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at March 31, 2015.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2015, we were in compliance with all covenants, minimum ratios, and thresholds.
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
Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $5,746 and $5,744 for the three months ended March 31, 2015 and 2014, respectively. There was $948 of accrued interest at both March 31, 2015 and 2014. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.
In addition, during 2014, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.

Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $8,032 and $11,321 for the three months ended March 31, 2015 and 2014, respectively. There was $4,008 of accrued interest at both March 31, 2015 and 2014. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our recent net cash flows:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2015	2014
Operating activities (1)	$(203,156)	$114,053
Investing activities	54,015	(191,137)
Financing activities	(104,350)	(534,188)
Net change in cash	$(253,491)	$(611,272)

____________________

(1)	Includes effect of exchange rate changes on cash and cash equivalents.
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
Net cash (used in) provided by operating activities was $(203,156) and $114,053 for First Quarter 2015 and First Quarter 2014, respectively. The cash used in operating activities was primarily due to timing of payments and by amounts yet to be recovered under the 3R's program. For more information on the 3R's, refer to Assurant Health's Results of Operations in this Item 2.
Net cash provided by (used in) investing activities was $54,015 and $(191,137) for First Quarter 2015 and First Quarter 2014, respectively. The cash provided by investing activities was primarily due to changes in our short-term investments and the sale of ARIC to Global Indeminity Group, Inc. during First Quarter 2015.
Net cash used in financing activities was $104,350 and $534,188 for First Quarter 2015 and First Quarter 2014, respectively. The cash used in financing activities was primarily due to the First Quarter 2014 repayment of $467,330 of senior debt, which represents $500,000 in principal less amounts repurchased in 2013.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Interest paid on debt	$27,406	$41,469
Common stock dividends	18,834	18,180
Total	$46,240	$59,649
Letters of Credit
In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $20,050 and $17,871 of letters of credit outstanding as of March 31, 2015 and December 31, 2014.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2014 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended March 31, 2015, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A-Risk Factors” included in our 2014 Annual Report on Form 10-K. Except as set forth in the following updated risk factors, there have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.
A number of factors outside the Company's control could impair the Company's ability to implement its strategic plans for the Assurant Employee Benefits and Assurant Health segments.

The strategic alternatives we are exploring for the Assurant Employee Benefits and Assurant Health segments involve a number of challenges, uncertainties and risks including, but not limited to the possibility that we may be unable to: identify suitable buyers; negotiate a favorable price and acceptable terms and conditions for a disposition; obtain regulatory or other third party approvals; or effectively and economically separate operations and systems in connection with a disposition.  In addition, we may incur undue expense or experience undesirable delays in the process.  Our inability to execute these plans economically could materially adversely affect our results of operations, cash flows and financial condition.
Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable.
The Affordable Care Act and related reforms have made and will continue to make sweeping and fundamental changes to the U.S. health care system. For more information on the Affordable Care Act and its impact on our Assurant Health and Assurant Employee Benefits segments, please see Item 1, “Business - Regulation - Federal Regulation - Patient Protection and Affordable Care Act.”
Among other requirements, the Affordable Care Act requires that Assurant Health rebate to consumers the difference between its actual loss ratios and required minimum medical loss ratios (by state and legal entity) for certain products. Please see “Item 7 - Management’s Discussion & Analysis - Critical Accounting Estimates - Health Insurance Premium Rebate Liability” for more information about the minimum medical loss ratio and the Company’s rebate estimate calculations. In addition, the Affordable Care Act imposes limitations on the deductibility of compensation and certain other payments.
Although Assurant Health has made, and continues to make, significant changes to its operations and products to adapt to the new environment, this business continues to experience losses, which we have been and may continue to be unable to limit to the extent we would like.  In addition, the results of our health insurance operations are heavily dependent on the ongoing implementation of the reinsurance, risk adjustment and risk corridors programs under the Affordable Care Act. These programs may not be effective in appropriately mitigating any adverse effects of the Affordable Care Act on the Company. Furthermore, the reinsurance and risk corridor programs may not be adequately funded by the United States Congress from time to time. Consequently, it may be difficult, in some circumstances, to capture, determine and deliver amounts payable to or receivable by us under these programs, which could have a material adverse effect on our results of operations.
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
In addition, new interpretations of existing laws, or new judicial decisions affecting the insurance industry, could adversely affect our business.
Legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

•	imposed reductions on premium levels, limitations on the ability to raise premiums on existing policies, or new minimum loss ratios;

•	increases in minimum capital, reserves and other financial viability requirements;

•	enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;

•	new licensing requirements;

•	restrictions on the ability to offer certain types of insurance products or service contracts;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	more stringent standards of review for claims denials or coverage determinations;

•	additional guaranteed-issue requirements restricting our ability to limit or deny coverage;

•	new benefit mandates;

•	increased regulation relating to lender-placed insurance;

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
Proposals are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. These include the NAIC “Solvency Modernization Initiative” focuses on capital requirements, and the Solvency II Directive, which was adopted in the European Union on November 25, 2009 and is expected to become effective in 2016. The Solvency II Directive reforms the insurance industry’s solvency framework, including, among other items, minimum capital and solvency requirements.
Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business. On January 16, 2015, the State of Indiana issued an examination warrant to the Company's subsidiary, American Security Insurance Company, and initiated a multistate targeted market conduct examination regarding the Company's lender-placed insurance products. At present, 42 states are participating in the examination.  The Company is cooperating with the investigation and responding to requests for information and documents.

We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

Period in 2015	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	529,100	$65.51	529,100	$452,018
February 1-28	120,000	61.07	120,000	444,691
March 1-31	645,000	61.50	645,000	405,035
Total	1,294,100	$63.10	1,294,100	$405,035

(1)	Shares purchased pursuant to the November 15, 2013 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

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

10.1
Amendment No. 1, dated March 5, 2015, to the Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 6, 2015	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: May 6, 2015	By:	/s/ CHRISTOPHER J. PAGANO
	Name:	Christopher J. Pagano
	Title:	Executive Vice President, Chief Financial Officer and Treasurer