Form 10-Q
period 2015-06-30
ASSURANT INC
filed 2015-08-04
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at July 30, 2015 was 66,818,458.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $9,798,374 in 2015 and $10,048,100 in 2014)	$10,745,939	$11,263,174
Equity securities available for sale, at fair value (cost - $461,066 in 2015 and $434,875 in 2014)	523,786	499,407
Commercial mortgage loans on real estate, at amortized cost	1,267,033	1,272,616
Policy loans	45,453	48,272
Short-term investments	442,611	345,246
Collateral held/pledged under securities agreements	95,291	95,985
Other investments	585,394	606,752
Total investments	13,705,507	14,131,452
Cash and cash equivalents	1,297,436	1,318,656
Premiums and accounts receivable, net	1,426,284	1,445,630
Reinsurance recoverables	7,376,942	7,254,585
Accrued investment income	133,374	138,868
Deferred acquisition costs	3,078,233	2,957,740
Property and equipment, at cost less accumulated depreciation	289,416	277,645
Tax receivable	—	15,132
Goodwill	842,202	841,239
Value of business acquired	41,584	45,462
Other intangible assets, net	332,370	381,960
Other assets	399,125	847,860
Assets held in separate accounts	1,919,609	1,906,237
Total assets	$30,842,082	$31,562,466
Liabilities
Future policy benefits and expenses	$9,489,876	$9,483,672
Unearned premiums	6,429,804	6,529,675
Claims and benefits payable	4,010,733	3,698,606
Commissions payable	380,205	487,322
Reinsurance balances payable	99,226	157,089
Funds held under reinsurance	95,632	75,161
Deferred gain on disposal of businesses	94,317	100,817
Obligation under securities agreements	95,289	95,986
Accounts payable and other liabilities	2,201,257	2,675,515
Tax payable	26,945	—
Debt	1,171,229	1,171,079
Liabilities related to separate accounts	1,919,609	1,906,237
Total liabilities	26,014,122	26,381,159
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 66,998,201 and 69,299,559 shares outstanding at June 30, 2015 and December 31, 2014, respectively	1,496	1,490
Additional paid-in capital	3,126,772	3,131,274
Retained earnings	4,851,670	4,809,287
Accumulated other comprehensive income	348,419	555,767
Treasury stock, at cost; 82,226,828 and 79,338,142 shares at June 30, 2015 and December 31, 2014, respectively	(3,500,397)	(3,316,511)
Total stockholders’ equity	4,827,960	5,181,307
Total liabilities and stockholders’ equity	$30,842,082	$31,562,466

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$2,138,258	$2,171,734	$4,297,820	$4,232,196
Net investment income	167,786	167,508	320,059	335,566
Net realized gains on investments, excluding other-than- temporary impairment losses	11,999	6,117	18,524	25,868
Total other-than-temporary impairment losses	—	(40)	(3,208)	(69)
Portion of net loss recognized in other comprehensive income, before taxes	—	10	638	39
Net other-than-temporary impairment losses recognized in earnings	—	(30)	(2,570)	(30)
Amortization of deferred gain on disposal of businesses	3,242	3,644	6,500	7,304
Fees and other income	323,609	259,128	603,171	455,569
Total revenues	2,644,894	2,608,101	5,243,504	5,056,473
Benefits, losses and expenses
Policyholder benefits	1,267,714	1,149,613	2,478,441	2,157,645
Amortization of deferred acquisition costs and value of business acquired	353,883	366,589	722,886	711,371
Underwriting, general and administrative expenses	969,494	884,336	1,891,403	1,727,576
Interest expense	13,778	13,776	27,556	30,841
Total benefits, losses and expenses	2,604,869	2,414,314	5,120,286	4,627,433
Income before provision for income taxes	40,025	193,787	123,218	429,040
Provision for income taxes	7,236	50,177	40,385	148,185
Net income	$32,789	$143,610	$82,833	$280,855
Earnings Per Share
Basic	$0.48	$1.98	$1.20	$3.86
Diluted	$0.47	$1.95	$1.18	$3.81
Dividends per share	$0.30	$0.27	$0.57	$0.52
Share Data
Weighted average shares outstanding used in basic per share calculations	68,558,472	72,659,590	69,161,001	72,753,651
Plus: Dilutive securities	685,927	884,601	785,363	981,748
Weighted average shares used in diluted per share calculations	69,244,399	73,544,191	69,946,364	73,735,399
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$32,789	$143,610	$82,833	$280,855
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $116,577, $(69,980), $88,228 and $(156,856), respectively	(223,064)	139,934	(165,605)	310,967
Change in other-than-temporary impairment gains, net of taxes of $152, $(400), $632 and $(1,284), respectively	(281)	744	(1,175)	2,384
Change in foreign currency translation, net of taxes of $(712), $9,012, $1,943 and $12,354, respectively	20,151	37,883	(45,800)	19,829
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,409), $(1,094), $(2,818) and $(2,188), respectively	2,616	2,030	5,232	4,062
Total other comprehensive (loss) income	(200,578)	180,591	(207,348)	337,242
Total comprehensive (loss) income	$(167,789)	$324,201	$(124,515)	$618,097
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2014 through June 30, 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2014	$1,490	$3,131,274	$4,809,287	$555,767	$(3,316,511)	$5,181,307
Stock plan exercises	6	(16,427)	—	—	—	(16,421)
Stock plan compensation expense	—	13,413	—	—	—	13,413
Change in tax benefit from share-based payment arrangements	—	(1,488)	—	—	—	(1,488)
Dividends	—	—	(40,450)	—	—	(40,450)
Acquisition of common stock	—	—	—	—	(183,886)	(183,886)
Net income	—	—	82,833	—	—	82,833
Other comprehensive loss	—	—	—	(207,348)	—	(207,348)
Balance, June 30, 2015	$1,496	$3,126,772	$4,851,670	$348,419	$(3,500,397)	$4,827,960

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$168,896	$261,768
Investing activities
Sales of:
Fixed maturity securities available for sale	1,219,007	911,944
Equity securities available for sale	96,541	74,975
Other invested assets	40,831	43,644
Property and equipment and other	3,407	128
Subsidiary, net of cash transferred (3)	65,002	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	394,341	425,887
Commercial mortgage loans on real estate	123,739	80,032
Purchases of:
Fixed maturity securities available for sale	(1,459,405)	(1,372,172)
Equity securities available for sale	(122,710)	(76,074)
Commercial mortgage loans on real estate	(123,624)	(40,950)
Other invested assets	(9,344)	(15,808)
Property and equipment and other	(62,251)	(30,867)
Subsidiary, net of cash transferred (4)	(11,571)	(59,541)
Equity interest (1)	(457)	(20,950)
Change in short-term investments	(101,146)	112,558
Change in policy loans	2,693	1,800
Change in collateral held/pledged under securities agreements	697	(11)
Net cash provided by investing activities	55,750	34,595
Financing activities
Repayment of debt	—	(467,330)
Change in tax benefit from share-based payment arrangements	(1,488)	14,182
Acquisition of common stock	(187,752)	(81,858)
Dividends paid	(40,450)	(38,933)
Payment of contingent obligations (2)	—	(31,871)
Change in obligation under securities agreements	(697)	11
Net cash used in financing activities	(230,387)	(605,799)
Effect of exchange rate changes on cash and cash equivalents	(15,479)	(8,878)
Change in cash and cash equivalents	(21,220)	(318,314)
Cash and cash equivalents at beginning of period	1,318,656	1,717,184
Cash and cash equivalents at end of period	$1,297,436	$1,398,870

(1)	Relates to the purchase of equity interest in Iké Asistencia.

(2)	Relates to the delayed and contingent liability payments established at the time of acquisition of Lifestyle Services Group.

(3)	Relates to the sale of American Reliable Insurance Company to Global Indemnity Group, Inc., in January 2015.

(4)	Relates to the acquisition of StreetLinks LLC in 2014 and an immaterial acquisition made in 2015.
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialty protection products and related services in North America, Latin America, Europe and other select worldwide markets.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection products and services; debt protection administration; credit-related insurance; warranties and extended service products and related services for consumer electronics, appliances and vehicles; pre-funded funeral insurance; lender-placed homeowners insurance; property preservation and valuation services; flood insurance; renters insurance and related products; manufactured housing homeowners insurance; individual health and small employer group health insurance; group dental insurance; group disability insurance; and group life insurance.
As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market and is pursuing a sale of its Assurant Employee Benefits segment. See Note 4 for more information.
2. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.
The interim financial data as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
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
Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Three and Six Months Ended June 30, 2015 and 2014
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
4. Reorganization
On June 7, 2015, the Company concluded its comprehensive review of strategic alternatives for the Assurant Health business segment as the Company sharpens its focus on housing and lifestyle specialty protection products and services. The Company has begun a process to wind down its major medical operations and expects to substantially complete its exit of the health insurance market by the end of 2016. As part of this process, Assurant is negotiating to reinsure its supplemental and small-group self-funded lines of business and to sell certain legal entities to National General Holdings Corp., subject to any necessary regulatory approval.
The following table presents information regarding exit-related charges:

	Premium deficiency reserves	Severance and retention	Long-lived asset impairments and contract and lease terminations	Other transaction costs
Total amount expected to be incurred	$122,488	$93,500	$31,000	$6,000
The amount incurred in the period	$122,488	$14,435	$22,307	$4,996
Amounts related to premium deficiency reserves are included in policyholders benefits and all other amounts in the above table are included in underwriting, general and administrative expenses on the consolidated statements of operations.
The total amount expected to be incurred is an estimate that is subject to change as facts and circumstances evolve. For instance, severance and retention estimates could change if employees previously identified for separation resign from the Company before the date through which they are required to be employed in order to receive severance and retention benefits.
Future cash payments, primarily related to severance and retention charges, are expected to be substantially complete by 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

5. Dispositions
In January 2015, the Company completed the sale of its general agency business and primary insurance carrier, American Reliable Insurance Company (“ARIC”), to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc, for $117,860 in net cash consideration. The business was part of the Assurant Specialty Property segment and offers specialty personal lines and agricultural insurance through general and independent agents. The sale price was based on the GAAP book value of the business from June 30, 2014 adjusted as of January 1, 2015. In accordance with held for sale accounting, the Company recorded a loss of $21,526 for the period ended December 31, 2014. Upon final settlement, the Company recorded gains (losses) of $5,284 and $(4,164) for the three months ended March 31, 2015 and June 30, 2015, respectively. The net gain recorded on the sale as of June 30, 2015 is $1,120, which is classified in underwriting, general and administrative expenses on the Consolidated Statements of Operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

6. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	June 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$170,201	$4,576	$(376)	$174,401	$—
States, municipalities and political subdivisions	705,878	54,635	(1,605)	758,908	—
Foreign governments	549,039	75,012	(1,611)	622,440	—
Asset-backed	3,762	1,578	(124)	5,216	1,478
Commercial mortgage-backed	29,974	673	—	30,647	—
Residential mortgage-backed	1,018,385	55,042	(4,327)	1,069,100	16,472
Corporate	7,321,135	798,462	(34,370)	8,085,227	21,157
Total fixed maturity securities	$9,798,374	$989,978	$(42,413)	$10,745,939	$39,107
Equity securities:
Common stocks	$24,119	$15,772	$(12)	$39,879	$—
Non-redeemable preferred stocks	436,947	48,991	(2,031)	483,907	—
Total equity securities	$461,066	$64,763	$(2,043)	$523,786	$—

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$172,070	$5,201	$(429)	$176,842	$—
States, municipalities and political subdivisions	703,167	67,027	(353)	769,841	—
Foreign governments	591,981	74,339	(1,457)	664,863	—
Asset-backed	3,917	1,680	(78)	5,519	1,570
Commercial mortgage-backed	44,907	1,109	—	46,016	—
Residential mortgage-backed	911,004	58,876	(1,154)	968,726	17,732
Corporate	7,621,054	1,026,927	(16,614)	8,631,367	21,612
Total fixed maturity securities	$10,048,100	$1,235,159	$(20,085)	$11,263,174	$40,914
Equity securities:
Common stocks	$22,300	$15,651	$(1)	$37,950	$—
Non-redeemable preferred stocks	412,575	50,975	(2,093)	461,457	—
Total equity securities	$434,875	$66,626	$(2,094)	$499,407	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $335,964 and $270,107, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2015 and December 31, 2014, revenue bonds account for 50% and 51% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At June 30, 2015, approximately 77%, 10% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2014, approximately 76%, 10% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 2% and 3% of our foreign government securities as of June 30, 2015 and December 31, 2014, respectively.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $967,422 with a net unrealized gain of $90,871 at June 30, 2015 and $1,060,655 with a net unrealized gain of $116,975 at December 31, 2014. Approximately 22% of the corporate European exposure is held in the financial industry at June 30, 2015 and December 31, 2014. Our largest European country exposure represented approximately 5% of the fair value of our corporate securities as of June 30, 2015 and December 31, 2014. Approximately 6% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $927,651 with a net unrealized gain of $75,138 at June 30, 2015 and $992,012 with a net unrealized gain of $89,590 at December 31, 2014. Approximately 88% and 89% of the energy exposure is rated as investment grade as of June 30, 2015 and December 31, 2014, respectively.
The cost or amortized cost and fair value of fixed maturity securities at June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$307,598	$313,370
Due after one year through five years	1,995,950	2,110,987
Due after five years through ten years	2,280,879	2,382,011
Due after ten years	4,161,826	4,834,608
Total	8,746,253	9,640,976
Asset-backed	3,762	5,216
Commercial mortgage-backed	29,974	30,647
Residential mortgage-backed	1,018,385	1,069,100
Total	$9,798,374	$10,745,939

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$804,476	$449,405	$1,356,989	$1,002,404
Gross realized gains	13,912	8,804	26,255	31,587
Gross realized losses	5,844	1,300	11,443	6,567
The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$6,746	$6,500	$12,259	$21,690
Equity securities	1,080	13	1,954	5,137
Other investments	4,173	(396)	4,311	(959)
Total net realized gains related to sales and other	11,999	6,117	18,524	25,868
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	(30)	(2,570)	(30)
Total net realized losses related to other-than- temporary impairments	—	(30)	(2,570)	(30)
Total net realized gains	$11,999	$6,087	$15,954	$25,838
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
There was no OTTI recorded for the three months ended June 30, 2015. For the six months ended June 30, 2015, the Company recorded $3,208 of OTTI, of which $2,570 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $638 related to all other factors and recorded as an unrealized loss component of AOCI. For the three and six months ended June 30, 2014, the Company recorded $40 and $69, respectively, of OTTI, of which $30 and $30, respectively was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $10 and $39, respectively, related to all other factors and recorded as an unrealized loss component of AOCI.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended June 30,
	2015	2014
Balance, March 31,	$36,057	$44,301
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	30
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(603)	(2,163)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,146)	(2,920)
Balance, June 30,	$34,308	$39,248

	Six Months Ended June 30,
	2015	2014
Balance, January 1,	$35,424	$45,278
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	30
Additions for credit loss impairments recognized in the current period on securities not previously impaired	2,570	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,075)	(2,645)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,611)	(3,415)
Balance, June 30,	$34,308	$39,248
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
Three and Six Months Ended June 30, 2015 and 2014
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
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$48,420	$(316)	$8,549	$(60)	$56,969	$(376)
States, municipalities and political subdivisions	20,761	(634)	2,363	(971)	23,124	(1,605)
Foreign governments	48,399	(319)	26,975	(1,292)	75,374	(1,611)
Asset-backed	—	—	1,318	(124)	1,318	(124)
Residential mortgage-backed	243,223	(3,936)	13,750	(391)	256,973	(4,327)
Corporate	1,061,803	(32,266)	18,709	(2,104)	1,080,512	(34,370)
Total fixed maturity securities	$1,422,606	$(37,471)	$71,664	$(4,942)	$1,494,270	$(42,413)
Equity securities:
Common stock	$667	$(12)	$—	$—	$667	$(12)
Non-redeemable preferred stocks	78,449	(1,164)	12,461	(867)	90,910	(2,031)
Total equity securities	$79,116	$(1,176)	$12,461	$(867)	$91,577	$(2,043)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
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
Total gross unrealized losses represent approximately 3% and 2% of the aggregate fair value of the related securities at June 30, 2015 and December 31, 2014, respectively. Approximately 87% and 63% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2015 and December 31, 2014, respectively. The total gross unrealized losses are comprised of 642 and 385 individual securities at June 30, 2015 and December 31, 2014, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2015 and December 31, 2014. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2015, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s states, municipalities and political subdivisions, foreign governments, and corporate fixed maturity securities, and in non-redeemable preferred stocks. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of June 30, 2015, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of June 30, 2015, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At June 30, 2015, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $40 to $14,990 at June 30, 2015 and from $77 to $15,190 at December 31, 2014.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	June 30, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,171,935	92.3%	1.95
71 – 80%	62,653	4.9%	1.29
81 – 95%	35,844	2.8%	1.04
Gross commercial mortgage loans	1,270,432	100%	1.89
Less valuation allowance	(3,399)
Net commercial mortgage loans	$1,267,033

	December 31, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,168,454	91.6%	2.01
71 – 80%	73,762	5.8%	1.26
81 – 95%	27,268	2.1%	1.04
Greater than 95%	6,531	0.5%	0.43
Gross commercial mortgage loans	1,276,015	100%	1.94
Less valuation allowance	(3,399)
Net commercial mortgage loans	$1,272,616
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
As of June 30, 2015 and December 31, 2014, our collateral held under securities lending agreements, of which its use is unrestricted, was $95,291 and $95,985, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,289 and $95,986, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities were in an unrealized gain position as of June 30, 2015. All securities with unrealized losses have been in a continuous loss position for less than 12 months as of December 31, 2014. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

As of June 30, 2015, all of the obligation under securities agreements is invested in corporate fixed maturities, money market funds and daily repurchase agreements with a remaining contractual maturity of one year or less.
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
7. Fair Value Disclosures
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

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	June 30, 2015
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$174,401	$—		$174,401		$—
State, municipalities and political subdivisions	758,908	—		758,908		—
Foreign governments	622,440	847		621,593		—
Asset-backed	5,216	—		5,216		—
Commercial mortgage-backed	30,647	—		30,343		304
Residential mortgage-backed	1,069,100	—		1,069,100		—
Corporate	8,085,227	—		8,035,417		49,810
Equity securities:
Common stocks	39,879	39,197		682		—
Non-redeemable preferred stocks	483,907	—		481,787		2,120
Short-term investments	442,611	346,187	b	96,424	c	—
Collateral held/pledged under securities agreements	95,291	92,089	b	3,202	c	—
Other investments	266,526	66,253	a	197,892	c	2,381	d
Cash equivalents	767,105	765,638	b	1,467	c	—
Other assets	1,303	—		515	f	788	e
Assets held in separate accounts	1,871,780	1,713,417	a	158,363	c	—
Total financial assets	$14,714,341	$3,023,628		$11,635,310		$55,403

Financial Liabilities
Other liabilities	$94,842	$66,253	a	$12	f	$28,577	f
Liabilities related to separate accounts	1,871,780	1,713,417	a	158,363	c	—
Total financial liabilities	$1,966,622	$1,779,670		$158,375		$28,577

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
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
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$354	$—	$(3)	$—	$(47)	$—	$304
Corporate	100,990	576	(2,026)	6,523	(3,476)	(52,777)	49,810
Equity Securities
Non-redeemable preferred stocks	2,060	—	60	—	—	—	2,120
Other investments	2,460	(33)	(11)	—	(35)	—	2,381
Other assets	944	(156)	—	—	—	—	788
Financial Liabilities
Other liabilities	(26,181)	(2,473)	—	77	—	—	(28,577)
Total level 3 assets and liabilities	$80,627	$(2,086)	$(1,980)	$6,600	$(3,558)	$(52,777)	$26,826

	Three Months Ended June 30, 2014
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Foreign governments	$16,873	$—	$—	$—	$—	$(16,873)	$—
Commercial mortgage-backed	550	—	(4)	—	(43)	—	503
Corporate	108,213	(43)	920	9,941	(2,204)	—	116,827
Equity Securities
Non-redeemable preferred stocks	5,714	—	161	—	—	(1,776)	4,099
Other investments	3,060	(420)	5	—	(30)	—	2,615
Other assets	2,300	(32)	—	—	—	—	2,268
Financial Liabilities
Other liabilities	(23,045)	(115)	—	—	—	—	(23,160)
Total level 3 assets and liabilities	$113,665	$(610)	$1,082	$9,941	$(2,277)	$(18,649)	$103,152

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2015
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage- backed	$403	$—	$(6)	$—	$(93)	$—	$—	$304
Residential mortgage- backed	4,645	—	—	—	—	—	(4,645)	—
Corporate	104,275	568	(1,146)	6,523	(5,631)	2,130	(56,909)	49,810
Equity Securities
Non-redeemable preferred stocks	2,000	—	120	—	—	—	—	2,120
Other investments	2,121	95	(15)	—	(56)	236	—	2,381
Other assets	807	(19)	—	—	—	—	—	788
Financial Liabilities
Other liabilities	(25,233)	(3,421)	—	77	—	—	—	(28,577)
Total level 3 assets and liabilities	$89,018	$(2,777)	$(1,047)	$6,600	$(5,780)	$2,366	$(61,554)	$26,826

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2014
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	$—	$—	$—	$—	$(22,657)	$—
Foreign governments	16,857	(2)	18	—	—	(16,873)	—
Commercial mortgage-backed	598	—	(9)	—	(86)	—	503
Residential mortgage-backed	4,167	—	—	—	—	(4,167)	—
Corporate	115,344	55	4,126	9,941	(5,283)	(7,356)	116,827
Equity Securities
Non-redeemable preferred stocks	7,510	328	(133)	—	(1,830)	(1,776)	4,099
Other investments	4,171	(1,515)	9	—	(50)	—	2,615
Other assets	2,491	(223)	—	—	—	—	2,268
Financial Liabilities
Other liabilities	(20,330)	1,170	—	(4,000)	—	—	(23,160)
Total level 3 assets and liabilities	$153,465	$(187)	$4,011	$5,941	$(7,249)	$(52,829)	$103,152

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.
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
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds, the CPI Caps and certain derivatives, the Company generally uses the income valuation technique. For the periods ended June 30, 2015 and December 31, 2014, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of June 30, 2015 and December 31, 2014, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.
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
Commercial mortgage-backed, residential mortgage-backed and asset-backed: Commercial mortgage-backed, residential mortgage-backed and asset-backed securities are priced by our pricing service using monthly payment information and collateral performance information in addition to the standard inputs. Additionally, commercial mortgage-backed securities and asset-backed securities utilize new issue data while residential mortgage-backed securities utilize vendor trading platform data.
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
Three and Six Months Ended June 30, 2015 and 2014
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
Level 3 Securities
The Company’s investments classified as Level 3 as of June 30, 2015 and December 31, 2014 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $4,714 and $63,614 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of June 30, 2015 and December 31, 2014, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $47,900 and $47,923 were priced internally using independent and non-binding broker quotes as of June 30, 2015 and December 31, 2014, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:
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
Three and Six Months Ended June 30, 2015 and 2014
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
Three and Six Months Ended June 30, 2015 and 2014
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
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	June 30, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,267,033	$1,347,169	$—	$—	$1,347,169
Policy loans	45,453	45,453	45,453	—	—
Other investments	13,479	13,479	—	—	13,479
Total financial assets	$1,325,965	$1,406,101	$45,453	$—	$1,360,648
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$709,661	$741,411	$—	$—	$741,411
Funds withheld under reinsurance	95,632	95,632	95,632	—	—
Debt	1,171,229	1,263,453	—	1,263,453	—
Obligations under securities agreements	95,289	95,289	95,289	—	—
Total financial liabilities	$2,071,811	$2,195,785	$190,921	$1,263,453	$741,411

	December 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,272,616	$1,448,215	$—	$—	$1,448,215
Policy loans	48,272	48,272	48,272	—	—
Other investments	10,896	10,896	—	—	10,896
Total financial assets	$1,331,784	$1,507,383	$48,272	$—	$1,459,111
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$743,951	$764,949	$—	$—	$764,949
Funds withheld under reinsurance	75,161	75,161	75,161	—	—
Debt	1,171,079	1,296,139	—	1,296,139	—
Obligations under securities agreements	95,986	95,986	95,986	—	—
Total financial liabilities	$2,086,177	$2,232,235	$171,147	$1,296,139	$764,949

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
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
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carries an allowance for doubtful accounts for reinsurance recoverables of $10,819 and $10,820 as of June 30, 2015 and December 31, 2014, respectively.
8. Debt
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
The interest expense incurred related to the 2013 Senior Notes was $5,747 and $5,745 for the three months ended June 30, 2015 and 2014, respectively, and $11,493 and $11,489 for the six months ended June 30, 2015 and 2014, respectively. There was $6,635 of accrued interest at both June 30, 2015 and 2014. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2015 and 2014.
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
The interest expense incurred related to the 2004 Senior Notes was $8,032 and $8,031 for the three months ended June 30, 2015 and 2014, respectively, and $16,063 and $19,352 for the six months ended June 30, 2015 and 2014, respectively. There was $12,023 of accrued interest at both June 30, 2015 and 2014. The Company made interest payments on the 2004 Senior Notes of $16,031 and $30,094 on February 15, 2015 and 2014, respectively.
 Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,800 was available at June 30, 2015, due to $4,200 of outstanding letters of credit related to this program.
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
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.
The Company did not use the commercial paper program during the six months ended June 30, 2015 and 2014 and there were no amounts relating to the commercial paper program outstanding at June 30, 2015 and December 31, 2014. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at June 30, 2015.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2015, the Company was in compliance with all covenants, minimum ratios and thresholds.
9. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended June 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at March 31, 2015	$(193,662)	$850,541	$25,700	$(133,582)	$548,997
Other comprehensive income (loss) before reclassifications	20,151	(229,606)	(657)	—	(210,112)
Amounts reclassified from accumulated other comprehensive income	—	6,542	376	2,616	9,534
Net current-period other comprehensive income (loss) income	20,151	(223,064)	(281)	2,616	(200,578)
Balance at June 30, 2015	$(173,511)	$627,477	$25,419	$(130,966)	$348,419

	Three Months Ended June 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at March 31, 2014	$(56,820)	$697,104	$28,067	$(84,870)	$583,481
Other comprehensive income before reclassifications	37,883	136,137	764	—	174,784
Amounts reclassified from accumulated other comprehensive income	—	3,797	(20)	2,030	5,807
Net current-period other comprehensive income	37,883	139,934	744	2,030	180,591
Balance at June 30, 2014	$(18,937)	$837,038	$28,811	$(82,840)	$764,072

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Other comprehensive (loss) income before reclassifications	(45,800)	(176,083)	120	(1)	(221,764)
Amounts reclassified from accumulated other comprehensive income	—	10,478	(1,295)	5,233	14,416
Net current-period other comprehensive (loss) income	(45,800)	(165,605)	(1,175)	5,232	(207,348)
Balance at June 30, 2015	$(173,511)	$627,477	$25,419	$(130,966)	$348,419

	Six Months Ended June 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive income (loss) before reclassifications	19,830	296,159	2,404	—	318,393
Amounts reclassified from accumulated other comprehensive income	—	14,808	(20)	4,061	18,849
Net current-period other comprehensive income (loss)	19,830	310,967	2,384	4,061	337,242
Balance at June 30, 2014	$(18,937)	$837,038	$28,811	$(82,840)	$764,072

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2015	2014
Unrealized gains on securities	$10,064	$5,841	Net realized gains on investments, excluding other-than-temporary impairment losses
	(3,522)	(2,044)	Provision for income taxes
	$6,542	$3,797	Net of tax
OTTI	$578	$(30)	Portion of net loss recognized in other comprehensive income, before taxes
	(202)	10	Provision for income taxes
	$376	$(20)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(25)	$(25)	(1)
Amortization of net loss	4,050	3,150	(1)
	4,025	3,125	Total before tax
	(1,409)	(1,094)	Provision for income taxes
	$2,616	$2,031	Net of tax
Total reclassifications for the period	$9,534	$5,808	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2015	2014
Unrealized gains on securities	$16,120	$22,781	Net realized gains on investments, excluding other-than-temporary impairment losses
	(5,642)	(7,973)	Provision for income taxes
	10,478	14,808	Net of tax
OTTI	(1,992)	(30)	Portion of net loss recognized in other comprehensive income, before taxes
	697	10	Provision for income taxes
	$(1,295)	$(20)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(50)	$(50)	(1)
Amortization of net loss	8,100	6,300	(1)
	8,050	6,250	Total before tax
	(2,817)	(2,188)	Provision for income taxes
	5,233	4,062	Net of tax
Total reclassifications for the period	$14,416	$18,850	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 13 - Retirement and Other Employee Benefits for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

10. Stock Based Compensation
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
From 2009 to 2013, the Company has used the A.M. Best U.S. Insurance Index to measure its relative performance ranking. In 2014, A.M. Best stopped publishing this index. As of January 1, 2014, the Company is using the S&P Total Market Index to measure the Company’s performance for all new and outstanding PSU awards. Consistent with adjustments made to the A.M. Best U.S. Insurance Index, adjustments will be made to the S&P Total Market Index to exclude companies with revenues of less than $1,000,000 or that are not in the insurance or managed healthcare Global Industry Classification Standard codes. In addition, companies within the Company’s compensation peer group, but not otherwise in the S&P Total Market Index, will be included. The adjusted S&P Total Market Index is substantially similar in composition to the previous A.M. Best U.S. Insurance Index.
Under the ALTEIP, the Company’s Chief Executive Officer (“CEO”) is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Compensation Committee reviews these grants semi-annually. Restricted stock and RSUs granted under this program may have different vesting periods.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Restricted Stock Units
RSUs granted to employees and to non-employee directors were 54,576 and 42,470 for the three months ended June 30, 2015 and 2014, respectively, and 339,398 and 329,339 for the six months ended June 30, 2015 and 2014, respectively. The compensation expense recorded related to RSUs was $5,951 and $6,148 for the three months ended June 30, 2015 and 2014, respectively, and $10,459 and $10,977 for the six months ended June 30, 2015 and 2014, respectively. The related total income tax benefit was $2,082 and $2,149 for the three months ended June 30, 2015 and 2014, respectively, and $3,660 and $3,834 for the six months ended June 30, 2015 and 2014, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2015 and 2014 was $62.22 and $65.26, respectively.
As of June 30, 2015, there was $24,009 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.41 years. The total fair value of RSUs vested during the three months ended June 30, 2015 and 2014 was $4,959 and $2,616, respectively, and $24,474 and $30,824 for the six months ended June 30, 2015 and 2014, respectively.
Performance Share Units
No PSUs were granted to employees during the three months ended June 30, 2015 and 2014. PSUs granted to employees were 355,688 and 379,174 for the six months ended June 30, 2015 and 2014, respectively. The compensation expense recorded related to PSUs was $1,266 and $10,109 for the three months ended June 30, 2015 and 2014, respectively, and $2,332 and $13,562 for the six months ended June 30, 2015 and 2014, respectively. Portions of the compensation expense recorded during 2014 were reversed in 2015 since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $440 and $3,534 for the three months ended June 30, 2015 and 2014, respectively, and $813 and $4,736 for the six months ended June 30, 2015 and 2014, respectively. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2015 and 2014 was $61.82 and $64.93, respectively.
As of June 30, 2015, there was $24,834 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.14 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2015 and 2014 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the six months ended June 30, 2015 and 2014 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
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
In July 2015, the Company issued 65,320 shares at a discounted price of $60.30 for the offering period of January 1, 2015 through June 30, 2015. In July 2014, the Company issued 65,867 shares at a discounted price of $58.79 for the offering period of January 1, 2014 through June 30, 2014.
The compensation expense recorded related to the ESPP was $316 and $292 for the three months ended June 30, 2015 and 2014, respectively, and $632 and $585 for the six months ended June 30, 2015 and 2014, respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

11. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2015	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	529,100	$65.51	529,100
February	120,000	61.07	120,000
March	645,000	61.50	645,000
April	640,000	61.20	640,000
May	472,000	64.89	472,000
June	482,586	67.19	482,586
Total	2,888,686	$63.66	2,888,686
On November 15, 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock, making the total remaining under the total repurchase authorization $752,436 as of that date.
As of December 31, 2014, there was $486,670 remaining under the total repurchase authorization. During the six months ended June 30, 2015, the Company repurchased 2,888,686 shares of the Company’s outstanding common stock at a cost of $183,828, exclusive of commissions, leaving $302,842 remaining under the total repurchase authorization at June 30, 2015.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

12. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income	$32,789	$143,610	$82,833	$280,855
Deduct dividends paid	(21,616)	(20,753)	(40,450)	(38,933)
Undistributed earnings	$11,173	$122,857	$42,383	$241,922
Denominator
Weighted average shares outstanding used in basic earnings per share	68,558,472	72,659,590	69,161,001	72,753,651
Incremental common shares from:
PSUs	621,327	824,901	720,763	922,048
ESPPs	64,600	59,700	64,600	59,700
Weighted average shares used in diluted earnings per share calculations	69,244,399	73,544,191	69,946,364	73,735,399
Earnings per common share - Basic
Distributed earnings	$0.30	$0.27	$0.57	$0.52
Undistributed earnings	0.18	1.71	0.63	3.34
Net income	$0.48	$1.98	$1.20	$3.86
Earnings per common share - Diluted
Distributed earnings	$0.30	$0.27	$0.57	$0.52
Undistributed earnings	0.17	1.68	0.61	3.29
Net income	$0.47	$1.95	$1.18	$3.81
There were no anti-dilutive PSUs outstanding that were not included in the computation of diluted EPS under the treasury stock method during the three and six months ended June 30, 2015 and 2014.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

13. Retirement and Other Employee Benefits
The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2015 and 2014 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$9,750	$8,200	$1,125	$1,000	$625	$600
Interest cost	9,050	9,150	1,350	1,500	950	975
Expected return on plan assets	(13,725)	(12,350)	—	—	(825)	(775)
Amortization of prior service cost	—	—	200	200	(225)	(225)
Amortization of net loss (gain)	3,325	2,275	725	925	—	(50)
Curtailment/settlement charge	—	—	400	—	—	—
Net periodic benefit cost	$8,400	$7,275	$3,800	$3,625	$525	$525

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$19,500	$16,400	$2,250	$2,000	$1,250	$1,200
Interest cost	18,100	18,300	2,700	3,000	1,900	1,950
Expected return on plan assets	(27,450)	(24,700)	—	—	(1,650)	(1,550)
Amortization of prior service cost	—	—	400	400	(450)	(450)
Amortization of net loss (gain)	6,650	4,550	1,450	1,850	—	(100)
Curtailment/settlement charge	—	—	800	—	—	—
Net periodic benefit cost	$16,800	$14,550	$7,600	$7,250	$1,050	$1,050

(1)	The Company’s nonqualified plan is unfunded.
The qualified pension benefits plan (the “Plan”) was under-funded by $8,374 and $28,956 (based on the fair value of Plan assets compared to the projected benefit obligation) at June 30, 2015 and December 31, 2014, respectively. This equates to a 99% and 97% funded status at June 30, 2015 and December 31, 2014, respectively. During the first six months of 2015, $10,750 in cash was contributed to the Plan. Due to the Plan's current funding status, no additional cash is expected to be contributed to the Plan over the remainder of 2015.
14. Segment Information
The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides mobile device protection products and services; debt protection administration; credit-related insurance; warranties and extended service products and related services for consumer electronics, appliances and vehicles; and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance; property preservation and valuation services; flood insurance; renters insurance and related products; and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements. Beginning January 1, 2015, segment assets for Assurant Solutions and Assurant Specialty Property include their proportionate share of goodwill.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market and is pursuing a sale of its Assurant Employee Benefits segment. See Note 4 for more information.
The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.
The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$752,604	$532,022	$584,443	$269,189	$—	$2,138,258
Net investment income	99,976	25,443	7,014	30,020	5,333	167,786
Net realized gains on investments	—	—	—	—	11,999	11,999
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,242	3,242
Fees and other income	178,578	106,128	17,047	6,460	15,396	323,609
Total revenues	1,031,158	663,593	608,504	305,669	35,970	2,644,894
Benefits, losses and expenses
Policyholder benefits	235,099	214,605	625,323	192,687	—	1,267,714
Amortization of deferred acquisition costs and value of business acquired	276,823	66,111	2,917	8,032	—	353,883
Underwriting, general and administrative expenses	437,917	252,495	158,608	88,241	32,233	969,494
Interest expense	—	—	—	—	13,778	13,778
Total benefits, losses and expenses	949,839	533,211	786,848	288,960	46,011	2,604,869
Segment income (loss) before provision (benefit) for income tax	81,319	130,382	(178,344)	16,709	(10,041)	40,025
Provision (benefit) for income taxes	20,504	42,848	(54,569)	5,441	(6,988)	7,236
Segment income (loss) after tax	$60,815	$87,534	$(123,775)	$11,268	$(3,053)
Net income						$32,789

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$770,319	$633,328	$505,257	$262,830	$—	$2,171,734
Net investment income	97,563	25,301	10,365	29,660	4,619	167,508
Net realized gains on investments	—	—	—	—	6,087	6,087
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,644	3,644
Fees and other income	163,107	81,005	8,983	5,993	40	259,128
Total revenues	1,030,989	739,634	524,605	298,483	14,390	2,608,101
Benefits, losses and expenses
Policyholder benefits	268,945	308,611	394,841	177,216	—	1,149,613
Amortization of deferred acquisition costs and value of business acquired	274,017	84,814	76	7,682	—	366,589
Underwriting, general and administrative expenses	401,343	242,797	122,177	90,711	27,308	884,336
Interest expense	—	—	—	—	13,776	13,776
Total benefits, losses and expenses	944,305	636,222	517,094	275,609	41,084	2,414,314
Segment income (loss) before provision (benefit) for income tax	86,684	103,412	7,511	22,874	(26,694)	193,787
Provision (benefit) for income taxes	27,151	35,102	10,013	8,442	(30,531)	50,177
Segment income (loss) after tax	$59,533	$68,310	$(2,502)	$14,432	$3,837
Net income						$143,610

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$1,507,081	$1,060,468	$1,194,185	$536,086	$—	$4,297,820
Net investment income	192,167	45,958	14,021	57,841	10,072	320,059
Net realized gains on investments	—	—	—	—	15,954	15,954
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,500	6,500
Fees and other income	351,646	190,364	33,023	12,734	15,404	603,171
Total revenues	2,050,894	1,296,790	1,241,229	606,661	47,930	5,243,504
Benefits, losses and expenses
Policyholder benefits	450,647	419,208	1,230,086	378,500	—	2,478,441
Amortization of deferred acquisition costs and value of business acquired	541,855	158,180	7,190	15,661	—	722,886
Underwriting, general and administrative expenses	897,201	476,107	287,786	179,580	50,729	1,891,403
Interest expense	—	—	—	—	27,556	27,556
Total benefits, losses and expenses	1,889,703	1,053,495	1,525,062	573,741	78,285	5,120,286
Segment income (loss) before provision (benefit) for income tax	161,191	243,295	(283,833)	32,920	(30,355)	123,218
Provision (benefit) for income taxes	46,017	80,674	(76,089)	11,504	(21,721)	40,385
Segment income (loss) after tax	$115,174	$162,621	$(207,744)	$21,416	$(8,634)
Net income						$82,833
	As of June 30, 2015

Segment Assets (1):	$14,583,286	$3,860,952	$1,492,149	$2,259,811	$8,645,884	$30,842,082

(1)	As of December 31, 2014, all goodwill on Assurant's balance sheet was held in the Corporate & Other segment. Beginning January 1, 2015, goodwill is included on the respective segment balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$1,522,986	$1,256,700	$928,021	$524,489	$—	$4,232,196
Net investment income	192,248	53,176	19,226	61,055	9,861	335,566
Net realized gains on investments	—	—	—	—	25,838	25,838
Amortization of deferred gain on disposal of businesses	—	—	—	—	7,304	7,304
Fees and other income	304,461	121,764	17,194	12,027	123	455,569
Total revenues	2,019,695	1,431,640	964,441	597,571	43,126	5,056,473
Benefits, losses and expenses
Policyholder benefits	524,908	571,729	705,614	355,394	—	2,157,645
Amortization of deferred acquisition costs and value of business acquired	536,913	158,833	248	15,377	—	711,371
Underwriting, general and administrative expenses	796,743	450,248	243,409	181,948	55,228	1,727,576
Interest expense	—	—	—	—	30,841	30,841
Total benefits, losses and expenses	1,858,564	1,180,810	949,271	552,719	86,069	4,627,433
Segment income (loss) before provision (benefit) for income tax	161,131	250,830	15,170	44,852	(42,943)	429,040
Provision (benefit) for income taxes	52,129	84,779	24,741	16,505	(29,969)	148,185
Segment income (loss) after tax	$109,002	$166,051	$(9,571)	$28,347	$(12,974)
Net income						$280,855
	As of December 31, 2014
Segment Assets:
Segment assets, excluding goodwill	$14,260,609	$4,010,393	$1,210,615	$2,242,145	$8,997,465	$30,721,227
Goodwill						841,239
Total assets						$31,562,466

15. Commitments and Contingencies
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $20,670 and $17,871 of letters of credit outstanding as of June 30, 2015 and December 31, 2014, respectively.
On January 16, 2015, the State of Indiana issued an examination warrant to the Company's subsidiary, American Security Insurance Company and initiated a multistate targeted market conduct examination regarding the Company’s lender-placed insurance products. At present, 46 states are participating in the examination. The Company continues to respond to and cooperate with the State of Indiana, the National Association of Insurance Commissioners (the "NAIC") and other regulators regarding its lender-placed insurance business.
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
Three and Six Months Ended June 30, 2015 and 2014
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
16. Income Taxes
During the three months ended June 30, 2015, the Company recorded a net tax benefit of $8,448 in the Assurant Solutions segment, which decreased the consolidated effective tax rate by 686 basis points. The tax benefit was primarily a result of an international reorganization.
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
In addition, during the six months ended June 30, 2014, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $5,749 of income tax expense in the Assurant Health segment, which increased the consolidated effective tax rate by 134 basis points.
17. Catastrophe Bond Program
On June 26, 2013, certain of the Company's subsidiaries ("the Subsidiaries") entered into three reinsurance agreements with Ibis Re II Ltd. ("Ibis Re II") providing up to $185,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expire in June 2016. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $185,000 in catastrophe bonds to unrelated investors (the “Series 2013-1 Notes”).
The $185,000 of coverage represents approximately 14% of the expected first event coverage (net of reimbursements of the Florida Hurricane Catastrophe Fund) purchased by the Company in excess of the Company’s anticipated retention.
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
Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

covered index-based losses or the Subsidiaries’ actual losses. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Subsidiaries under the reinsurance agreements. The Subsidiaries have not incurred any losses subject to the reinsurance agreements since their inception.
As of June 30, 2015 and 2014, the Company had not ceded any losses to Ibis Re II.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or “the Company”) as of June 30, 2015, compared with December 31, 2014, and our results of operations for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the June 30, 2015 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2014 Annual Report on Form 10-K, Second Quarter 2015 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
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

ii.	inability to implement, or delays in implementing, strategic plans for the Assurant Employee Benefits and Assurant Health segments;

iii.	loss of significant client relationships or business, distribution sources or contracts and reliance on a few clients;

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
For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A-Risk Factors” and “Item 7-MD&A Critical Factors Affecting Results” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in our First Quarter 10-Q and in this Form 10-Q.
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
The following discussion relates to the three and six months ended June 30, 2015 (“Second Quarter 2015” and "Six Months 2015") and the three and six months ended June 30, 2014 (“Second Quarter 2014” and "Six Months 2014").
Executive Summary
As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market and is pursuing a sale of its Assurant Employee Benefits segment. For more information, see Note 4 of the Notes to the Consolidated Financial Statements included elsewhere in this report.
Consolidated net income decreased $110,821, or 77%, to $32,789 for Second Quarter 2015, compared with $143,610 of net income for Second Quarter 2014. For Six Months 2015, net income decreased $198,022, or 71%, to $82,833, compared with $280,855 of net income for Six Months 2014.
Assurant Solutions net income increased $1,282, or 2%, to $60,815 for Second Quarter 2015 from $59,533 for Second Quarter 2014. The increase was due to a net tax benefit primarily related to a reorganization of certain of its foreign entities and improved preneed mortality experience. Absent these items, segment net income declined primarily attributable to the previously disclosed loss of a domestic mobile tablet program and lower contributions from mobile carrier-marketing programs. International results were negatively affected by foreign exchange pressures and higher legal expenses related to a review of payment protection policies issued in the United Kingdom during 2003 and 2004.
Second Quarter 2015 net earned premiums in this segment decreased 2% primarily due to the client loss noted earlier, foreign exchange volatility and expected declines at certain retailers. Second Quarter 2015 fees and other income increased 9% compared with Second Quarter 2014 primarily due to growth in other mobile programs.
Overall, we expect Assurant Solutions full year 2015 total revenues and net income to remain level with full year 2014, primarily due to continued growth from mobile and vehicle service contracts globally. The previously disclosed loss of a domestic mobile tablet program, the timing of client marketing programs, declining volumes at certain retailers and foreign exchange volatility may cause results to vary.
Assurant Specialty Property net income increased $19,224, or 28%, to $87,534 for Second Quarter 2015 from $68,310 for Second Quarter 2014 primarily due to lower non-catastrophe losses, fewer reportable catastrophes and lower catastrophe reinsurance premiums. These items were partially offset by a decrease in lender-placed homeowners insurance net earned premiums. Second Quarter 2014 included adverse development from severe winter weather.
Net earned premiums and fees in this segment decreased in Second Quarter 2015 compared with Second Quarter 2014, primarily due to the divestiture of the general agency business and primary insurance carrier, American Reliable Insurance Company ("ARIC") effective January 1, 2015, combined with lower lender-placed homeowners insurance net earned premiums due to lower placement and premium rates. These items were partially offset by fee income from the recent acquisitions of mortgage solutions businesses as we continued to capture market share while expanding our service capabilities in multi-family housing.
Second Quarter 2015 expense ratio increased 400 basis points compared with the Second Quarter 2014. The increase was primarily due to growth in fee-based businesses, which have higher expense ratios. In addition, lower lender-placed homeowner insurance net earned premiums coupled with costs to improve efficiencies long-term in our lender-placed insurance business drove the increase.
Overall, we expect full year 2015 net earned premiums and net income to decrease from 2014, reflecting lower placement and premium rates in lender-placed insurance business, the previously announced loss of client business and the divestiture of our general agency business. We expect contributions from multi-family housing and mortgage solutions businesses combined with initiatives to lower lender-placed insurance expenses to partially offset the decline. Overall results to be affected by catastrophe losses.
Assurant Employee Benefits net income decreased $3,164, or 22%, to $11,268 for Second Quarter 2015 from $14,432 for Second Quarter 2014. The decrease is primarily attributable to less favorable disability and life loss experience. Dental loss experience remained favorable.
Second Quarter 2015 voluntary net earned premiums increased 10%, compared to Second Quarter 2014, offsetting declines in employer-paid products. Voluntary persistency and sales continue to be strong.
We expect full year 2015 net earned premiums and fees in this segment to increase compared to 2014 due to growth in voluntary products. We also expect continued expense management actions to offset expected lower net investment income. We continue to expect results to be affected by U.S. employment trends and capital market conditions. As mentioned above, we are pursuing the sale of this business.
Assurant Health’s net loss increased $121,273 to $123,775 for Second Quarter 2015 from $2,502 for Second Quarter 2014. The increase was primarily attributable to $106,747 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and other exit and disposal costs related to the Company's decision to exit the health business as mentioned above.
We expect Assurant Health to substantially complete the process to exit the health insurance market by the end of 2016 and Assurant Health results through the wind down process are expected to include approximately $80,000 to $95,000 of additional exit-related charges, as well as certain overhead expenses that are excluded from the premium deficiency reserve calculation. We anticipate refining the exit-related cost estimates, including the premium deficiency reserve, based on future claims experience on major medical policies, estimated Affordable Care Act risk-mitigation recoverables and timing and amount of expense reductions during the wind down.

Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in our First Quarter 10-Q and in this Form 10-Q.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the six months ended June 30, 2015, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents, totaled $153,417; net cash provided by investing activities totaled $55,750 and net cash used in financing activities totaled $230,387. We had $1,297,436 in cash and cash equivalents as of June 30, 2015. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2014 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2014 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Second Quarter 2015.
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

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$2,138,258	$2,171,734	$4,297,820	$4,232,196
Net investment income	167,786	167,508	320,059	335,566
Net realized gains on investments	11,999	6,087	15,954	25,838
Amortization of deferred gain on disposal of businesses	3,242	3,644	6,500	7,304
Fees and other income	323,609	259,128	603,171	455,569
Total revenues	2,644,894	2,608,101	5,243,504	5,056,473
Benefits, losses and expenses:
Policyholder benefits	1,267,714	1,149,613	2,478,441	2,157,645
Selling, underwriting and general expenses (1)	1,323,377	1,250,925	2,614,289	2,438,947
Interest expense	13,778	13,776	27,556	30,841
Total benefits, losses and expenses	2,604,869	2,414,314	5,120,286	4,627,433
Income before provision for income taxes	40,025	193,787	123,218	429,040
Provision for income taxes	7,236	50,177	40,385	148,185
Net income	$32,789	$143,610	$82,833	$280,855

_____________________

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.
The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Second Quarter 2015 and Six Months 2015 and Second Quarter 2014 and Six Months 2014. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.
For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Income
Net income decreased $110,821, or 77%, to $32,789 for Second Quarter 2015, compared with $143,610 of net income for Second Quarter 2014. The decrease was primarily due to $106,747 (after-tax) of exit and disposal costs associated with our exit from the health insurance market and the wind-down of our major medical operations, expected to be concluded by the end of 2016. For more information, see Note 4 of the Notes to the Consolidated Financial Statements included elsewhere in this report.
For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Income
Net income decreased $198,022, or 71%, to $82,833 for Six Months 2015, compared with $280,855 of net income for Six Months 2014. The decrease was primarily due to our exit and disposal costs mentioned above, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and elevated claims on 2015 Affordable Care Act policies in our Assurant Health segment.

Assurant Solutions
Overview
The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$752,604	$770,319	$1,507,081	$1,522,986
Net investment income	99,976	97,563	192,167	192,248
Fees and other income	178,578	163,107	351,646	304,461
Total revenues	1,031,158	1,030,989	2,050,894	2,019,695
Benefits, losses and expenses:
Policyholder benefits	235,099	268,945	450,647	524,908
Selling, underwriting and general expenses	714,740	675,360	1,439,056	1,333,656
Total benefits, losses and expenses	949,839	944,305	1,889,703	1,858,564
Segment income before provision for income taxes	81,319	86,684	161,191	161,131
Provision for income taxes	20,504	27,151	46,017	52,129
Segment net income	$60,815	$59,533	$115,174	$109,002
Net earned premiums:
Domestic:
Credit	$33,083	$40,837	$68,939	$83,795
Service contracts	414,044	393,192	813,158	768,020
Other (1)	18,493	21,871	48,821	35,247
Total Domestic	465,620	455,900	930,918	887,062
International:
Credit	62,275	82,028	127,257	165,965
Service contracts	198,854	208,209	398,458	422,063
Other (1)	10,158	8,074	20,511	15,809
Total International	271,287	298,311	546,226	603,837
Preneed	15,697	16,108	29,937	32,087
Total	$752,604	$770,319	$1,507,081	$1,522,986
Fees and other income:
Domestic:
Debt protection	$3,523	$7,257	$7,917	$14,441
Service contracts	112,768	108,623	224,458	196,446
Other (1)	2,304	1,748	4,805	4,853
Total Domestic	118,595	117,628	237,180	215,740
International	31,663	18,145	59,677	36,345
Preneed	28,320	27,334	54,789	52,376
Total	$178,578	$163,107	$351,646	$304,461

Gross written premiums (2):
Domestic:
Credit	$58,172	$80,897	$120,405	$169,891
Service contracts	1,015,445	765,489	1,886,758	1,409,568
Other (1)	23,132	20,271	43,882	41,749
Total Domestic	1,096,749	866,657	2,051,045	1,621,208
International:
Credit	185,881	223,757	373,439	452,124
Service contracts	160,384	195,377	333,399	416,755
Other (1)	19,151	13,580	39,332	26,488
Total International	365,416	432,714	746,170	895,367
Total	$1,462,165	$1,299,371	$2,797,215	$2,516,575
Preneed (face sales)	$248,414	$260,194	$476,123	$501,898
Combined ratios (3):
Domestic	93.9%	91.4%	92.4%	92.5%
International	103.0%	102.1%	104.4%	101.9%
_______________________

(1)	This includes emerging products and run-off product lines.

(2)
Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Income
Segment net income increased $1,282, or 2%, to $60,815 for Second Quarter 2015 from $59,533 for Second Quarter 2014. The increase was primarily due to a net tax benefit related to a reorganization of certain foreign entities and improved mortality at preneed. Absent these items, segment net income declined primarily due to the previously disclosed loss of a domestic mobile tablet program, lower contributions from mobile carrier-marketing programs, foreign exchange volatility and additional legal expenses.
Total Revenues
Total revenues were relatively flat at $1,031,158 for Second Quarter 2015 compared with $1,030,989 for Second Quarter 2014. Net earned premiums decreased primarily due to foreign exchange volatility, the loss of a domestic mobile tablet program and the continued run-off our credit business. These items were partially offset by growth at an existing domestic service contract client and from our auto warranty business. Fees and other income increased primarily driven by growth in mobile programs and related services.
Gross written premiums increased $162,794, or 13%, to $1,462,165 for Second Quarter 2015 from $1,299,371 for Second Quarter 2014. Gross written premiums from our domestic service contract business increased $249,956 primarily driven by growth in mobile subscribers and increased activity from existing clients in our auto warranty and extended service contract business. This increase was partially offset by the continued run-off of our credit businesses and foreign exchange volatility.
Preneed face sales decreased $11,780, or 5%, to $248,414 for Second Quarter 2015 from $260,194 for Second Quarter 2014. The decrease was mainly related to a change in product offerings, a client’s temporary operational change and foreign exchange volatility. On June 25, 2014, we extended our exclusive distribution partnership with Services Corporation International ("SCI") for an additional 10 years, through September 29, 2024.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $5,534, or 1%, to $949,839 for Second Quarter 2015 from $944,305 for Second Quarter 2014. Policyholder benefits decreased $33,846, primarily driven by favorable loss experience in our domestic service contract business. Selling, underwriting and general expenses increased $39,380 mostly related to growth in our domestic mobile business and additional legal expenses.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Income
Segment net income increased $6,172, or 6%, to $115,174 for Six Months 2015 from $109,002 for Six Months 2014. The increase was primarily due to the net tax benefit mentioned above and growth in mobile covered devices and related-service offerings. These items were partially offset by lower results internationally due to integration expenses related to the acquisition of CWI Group ("CWI"), higher legal expenses and foreign exchange volatility.
Total Revenues
Total revenues increased $31,199, or 2%, to $2,050,894 for Six Months 2015 from $2,019,695 for Six Months 2014. The increase was mainly due to higher fees and other income of $47,185, primarily driven by growth in mobile programs. Net earned premiums decreased primarily due to foreign exchange volatility, the loss of a domestic mobile tablet program and the continued run-off of our credit business. A few significant clients continued to account for a substantial portion of segment revenues.
Gross written premiums increased $280,640, or 11%, to $2,797,215 for Six Months 2015 from $2,516,575 for Six Months 2014. Gross written premiums from our domestic service contract business increased $477,190 driven by growth in the number of covered mobile devices. This increase was partially offset by the continued run-off of our credit business and foreign exchange volatility.
Preneed face sales decreased $25,775, or 5%, to $476,123 for Six Months 2015 from $501,898 for Six Months 2014. The decrease was mainly related to a change in product offerings, a client’s temporary operational change and foreign exchange volatility.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $31,139, or 2%, to $1,889,703 for Six Months 2015 from $1,858,564 for Six Months 2014. Policyholder benefits decreased $74,261 driven by favorable loss experience in our domestic service contract business and from our mobile business in Europe. Selling, underwriting and general expenses increased $105,400, mostly related to growth in our domestic mobile business, higher legal expenses and the CWI acquisition.

Assurant Specialty Property
Overview
The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$532,022	$633,328	$1,060,468	$1,256,700
Net investment income	25,443	25,301	45,958	53,176
Fees and other income	106,128	81,005	190,364	121,764
Total revenues	663,593	739,634	1,296,790	1,431,640
Benefits, losses and expenses:
Policyholder benefits	214,605	308,611	419,208	571,729
Selling, underwriting and general expenses	318,606	327,611	634,287	609,081
Total benefits, losses and expenses	533,211	636,222	1,053,495	1,180,810
Segment income before provision for income taxes	130,382	103,412	243,295	250,830
Provision for income taxes	42,848	35,102	80,674	84,779
Segment net income	$87,534	$68,310	$162,621	$166,051
Net earned premiums:
Homeowners (lender-placed and voluntary)	$384,660	$446,177	$758,237	$885,126
Manufactured housing (lender-placed and voluntary)	40,906	59,171	81,933	117,882
Other (1)	106,456	127,980	220,298	253,692
Total	$532,022	$633,328	$1,060,468	$1,256,700
Ratios:
Loss ratio (2)	40.3%	48.7%	39.5%	45.5%
Expense ratio (3)	49.9%	45.9%	50.7%	44.2%
Combined ratio (4)	83.6%	89.1%	84.2%	85.7%
_______________________

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.

(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
Regulatory Matters
In January 2015, the New York Department of Financial Services ("NYDFS") issued regulations regarding tracking costs associated with lender-placed insurance rates. We do not believe that they will have a material financial impact on our lender-placed insurance business.
Lender-placed insurance products accounted for 75% and 71% of net earned premiums for Six Months 2015 and full year 2014, respectively. The approximate corresponding contributions to the segment net income in these periods were 75% and 73%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on premium and placement rates, the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors.

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Income
Segment net income increased $19,224, or 28%, to $87,534 for Second Quarter 2015 from $68,310 for Second Quarter 2014 primarily due to lower non-catastrophe losses, fewer reportable catastrophes and lower catastrophe reinsurance premiums. These items were partially offset by a decrease in lender-placed homeowners insurance net earned premiums. Second Quarter 2014 included adverse development from severe winter weather.
Total Revenues
Total revenues decreased $76,041, or 10%, to $663,593 for Second Quarter 2015 from $739,634 for Second Quarter 2014. The decrease was primarily due to the divestiture of the general agency business and primary insurance carrier, American Reliable Insurance Company ("ARIC") effective January 1, 2015 combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to attrition in legacy subprime portfolios, lower premium and placement rates, and client contract changes. Please see Note 5 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for further information on the ARIC divestiture. These items were partially offset by an increase in fees and other income, reflecting contributions from mortgage solutions.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $103,011, or 16%, to $533,211 for Second Quarter 2015 from $636,222 for Second Quarter 2014. The loss ratio decreased 840 basis points due to lower non-catastrophe and catastrophe losses. Favorable non-catastrophe losses were attributable to lower frequency and severity of claims and the impact of the general agency business divestiture, partially offset by lower premium rates from the implementation of the new lender-placed insurance product. Second Quarter 2015 had one reportable catastrophe loss of $9,393 compared to two reportable catastrophe losses in Second Quarter 2014 totaling $20,574. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 400 basis points in Second Quarter 2015 mainly due to growth in mortgage services businesses.
For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Income
Segment net income decreased $3,430, or 2%, to $162,621 for Six Months 2015 from $166,051 for Six Months 2014 primarily due to lower results in our lender-placed homeowners insurance business, partially offset by lower loss experience.

Total Revenues
Total revenues decreased $134,850, or 9%, to $1,296,790 for Six Months 2015 from $1,431,640 for Six Months 2014. The decrease was primarily due to the divestiture of the general agency business and primary insurance carrier, ARIC, combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to attrition in legacy subprime mortgage portfolios, lower premium and placement rates and client contract changes. Please see Note 5 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for further information on the ARIC divestiture. These items were partially offset by fee income from the recent acquisitions of mortgage services businesses. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $127,315, or 11%, to $1,053,495 for Six Months 2015 from $1,180,810 for Six Months 2014. The loss ratio decreased 600 basis points due to favorable non-catastrophe and catastrophe losses. Favorable non-catastrophe losses were primarily due to the lower frequency of weather-related events and the impact of the general agency business divestiture, partially offset by lower premium rates from the implementation of the new lender-placed insurance product. Reportable catastrophe losses for Six Months 2015 were $14,612 compared to reportable catastrophe losses for Six Months 2014 of $28,411. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increase of 650 basis points for Six Months 2015 is mainly due to growth in our mortgage services businesses.

Assurant Health
Overview
The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$584,443	$505,257	$1,194,185	$928,021
Net investment income	7,014	10,365	14,021	19,226
Fees and other income	17,047	8,983	33,023	17,194
Total revenues	608,504	524,605	1,241,229	964,441
Benefits, losses and expenses:
Policyholder benefits	625,323	394,841	1,230,086	705,614
Selling, underwriting and general expenses	161,525	122,253	294,976	243,657
Total benefits, losses and expenses	786,848	517,094	1,525,062	949,271
Segment (loss) income before (benefit) provision for income taxes	(178,344)	7,511	(283,833)	15,170
(Benefit) provision for income taxes	(54,569)	10,013	(76,089)	24,741
Segment net loss	$(123,775)	$(2,502)	$(207,744)	$(9,571)
Net earned premiums:
Individual	$488,285	$407,116	$1,002,483	$727,308
Small employer group	96,158	98,141	191,702	200,713
Total	$584,443	$505,257	$1,194,185	$928,021
Insured lives by product line:
Individual			791	824
Small employer group			142	122
Total			933	946
Ratios:
Loss ratio (1)	107.0%	78.1%	103.0%	76.0%
Expense ratio (2)	26.9%	23.8%	24.0%	25.8%
Combined ratio (3)	130.8%	100.6%	124.3%	100.4%

_______________________

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market. For more information, see Note 4 of the Notes to the Consolidated Financial Statements included elsewhere in this report. The Company expects to substantially complete its exit of the health insurance market by the end of 2016.
The Affordable Care Act
Most provisions of the Affordable Care Act have now taken effect. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position have been and will continue to be materially adversely affected. For more information, see Item 1A, "Risk Factors—Risk related to our industry—Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable" in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in our 2015 First Quarter Form 10-Q.
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
For the Second Quarter 2015 and Six Months 2015, we recorded reinsurance contributions of $2,702 and $5,302, respectively, and reinsurance recoveries of $84,180 and $102,544, respectively, in our consolidated statements of operations. As of June 30, 2015, we recorded reinsurance contributions payable of $6,285 and reinsurance recoverables of $379,524 on our consolidated balance sheets. Both contributions and recoveries for the 2014 program are scheduled to be settled in 2015 while contributions and recoveries for the 2015 program are scheduled to be settled in 2016. Included in the $102,544 of reinsurance recoveries is a $(21,444) change in our December 31, 2014 estimate pertaining to the 2014 program and $123,988 associated with the 2015 program. 2014 reinsurance recovery amounts are based on final notification from the Centers for Medicare and Medicaid Services ("CMS").
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
For Second Quarter 2015 and Six Months 2015, we recorded net risk adjustment premiums of $41,272 and $91,095, respectively, in our consolidated statements of operations. As of June 30, 2015, we carried net risk adjustment receivables of $212,982 on our consolidated balance sheets. Risk transfer payments and receipts for the 2014 program are scheduled to be settled in 2015 while payments and receipts for the 2015 program are scheduled to be settled in 2016. Included in the $91,095 of net risk adjustment premiums is a $(21,933) change in our December 31, 2014 estimate pertaining to the 2014 program and $113,027 associated with the 2015 program. 2014 risk adjustment receivable amounts are based on final notification from CMS.
Risk Corridor
This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors had no impact on our 2014 operations. Assurant Health began participating in the public insurance marketplaces for 2015, however no net recoverable has been recorded for Second Quarter 2015 because payments from HHS under this program are uncertain.
Estimates of amounts receivable from these programs are subject to considerable uncertainty and actual amounts received may vary substantially from our estimates.

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Loss
Segment net loss increased $121,273 to $123,775 for Second Quarter 2015 from $2,502 for Second Quarter 2014. The increase was primarily attributable to $106,747 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and similar exit and disposal costs related to the decision to exit the health business mentioned above.
Total Revenues
Total revenues increased $83,899, or 16%, to $608,504 for Second Quarter 2015 from $524,605 for Second Quarter 2014. Net earned premiums from our individual medical business increased $81,169 or 20%, mostly due to growth in the major medical and supplemental lines. Net earned premiums from our small employer group business decreased $1,983, or 2%, due to policy lapses in the small group fully insured product, partially offset by sales of self funded products. Fees and other income increased $8,064, or 90%, due to growth of our self funded product.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $269,754, or 52%, to $786,848 for Second Quarter 2015 from $517,094 for Second Quarter 2014. Policyholder benefits increased $230,482, primarily attributable to a $122,488 premium deficiency reserve accrual, higher volumes of individual business and higher loss experience on individual Affordable Care Act medical policies. The premium deficiency reserve was established since the Company expects future premiums and current policyholder reserves to be inadequate to cover future claim payments and direct expenses during the wind down. Selling, underwriting and general expenses increased $39,272, or 32%, primarily due to $41,738 of severance and retention expense, long-lived asset impairments and related exit and disposal costs.
For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Loss
Segment net loss increased $198,173, to $207,744 for Six Months 2015 from $9,571 for Six Months 2014. The decrease was primarily attributable to $106,747 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and similar exit and disposal costs related to the decision to exit the health business mentioned above.
Total Revenues
Total revenues increased $276,788, or 29%, to $1,241,229 for Six Months 2015 from $964,441 for Six Months 2014. Net earned premiums from our individual medical business increased $275,175, or 38%, mostly due to growth in the major medical, supplemental and short term product lines and an increase of the Affordable Care Act risk adjustment receivable. Net earned premiums from our small employer group business decreased $9,011, or 4%, due to policy lapses in the small group fully insured product, partially offset by sales of self funded products. Fees and other income increased $15,829, or 92%, due to growth of our self funded product.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $575,791, or 61%, to $1,525,062 for Six Months 2015 from $949,271 for Six Months 2014. Policyholder benefits increased $524,472, primarily attributable to a $122,488 premium deficiency reserve accrual, higher volumes of individual business and higher loss experience on individual Affordable Care Act medical policies. Selling, underwriting and general expenses increased $51,319, or 21%, primarily due to $41,738 of severance and retention expense, long-lived asset impairments and related exit and disposal costs.

Assurant Employee Benefits
Overview
The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$269,189	$262,830	$536,086	$524,489
Net investment income	30,020	29,660	57,841	61,055
Fees and other income	6,460	5,993	12,734	12,027
Total revenues	305,669	298,483	606,661	597,571
Benefits, losses and expenses:
Policyholder benefits	192,687	177,216	378,500	355,394
Selling, underwriting and general expenses	96,273	98,393	195,241	197,325
Total benefits, losses and expenses	288,960	275,609	573,741	552,719
Segment income before provision for income taxes	16,709	22,874	32,920	44,852
Provision for income taxes	5,441	8,442	11,504	16,505
Segment net income	$11,268	$14,432	$21,416	$28,347
Net earned premiums:
Group dental	$100,385	$97,743	$200,301	$195,515
Group disability	100,310	102,929	200,055	205,440
Group life	51,549	50,137	102,885	100,083
Group supplemental and vision products	16,945	12,021	32,845	23,451
Total	$269,189	$262,830	$536,086	$524,489
Voluntary	$120,494	$109,529	$239,545	$217,219
Employer-paid and other	148,695	153,301	296,541	307,270
Total	$269,189	$262,830	$536,086	$524,489
Ratios:
Loss ratio (1)	71.6%	67.4%	70.6%	67.8%
Expense ratio (2)	34.9%	36.6%	35.6%	36.8%
_______________________

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.
As announced on April 28, 2015, the Company is pursuing a sale of the Assurant Employee Benefits segment.
For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Income
Segment net income decreased $3,164, or 22%, to $11,268 for Second Quarter 2015 from $14,432 for Second Quarter 2014. The decrease is primarily attributable to less favorable disability and life loss experience partially offset by favorable dental loss experience.
Total Revenues
Total revenues increased $7,186, or 2%, to $305,669 for Second Quarter 2015 from $298,483 for Second Quarter 2014. Second Quarter 2015 net earned premiums increased $6,359 or 2% driven by continued growth in voluntary products which increased $10,965, or 10%, partially offset by declines in employer paid products.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $13,351, or 5%, to $288,960 for Second Quarter 2015 from $275,609 for Second Quarter 2014. The loss ratio increased to 71.6% from 67.4% primarily driven by unfavorable disability and life loss experience partially offset by favorable dental loss experience. The expense ratio decreased to 34.9% in Second Quarter 2015 compared to 36.6% in Second Quarter 2014 due to ongoing expense savings initiatives.
For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Income
Segment net income decreased $6,931, or 24%, to $21,416 for Six Months 2015 from $28,347 for Six Months 2014. The decrease is primarily attributable to unfavorable disability and life loss experience.
Total Revenues
Total revenues increased $9,090, or less than 2%, to $606,661 for Six Months 2015 from $597,571 for Six Months 2014. Six Months 2015 net earned premiums increased 2% or $11,597. The increase in net earned premiums was driven by voluntary products which increased $22,326, or 10%, partially offset by declines in employer paid products. Net investment income decreased 5% or $3,214 driven by lower investment income from real estate joint venture partnerships as well as lower average invested assets and lower investment yields.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $21,022, or 4%, to $573,741 for Six Months 2015 from $552,719 for Six Months 2014. The loss ratio increased to 70.6% from 67.8% driven by unfavorable disability and life loss experience partially offset by favorable dental experience. The expense ratio decreased to 35.6% for Six Months 2015 from 36.8% for Six Months 2014, due to ongoing expense savings initiatives.

Assurant Corporate & Other
The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$5,333	$4,619	$10,072	$9,861
Net realized gains on investments	11,999	6,087	15,954	25,838
Amortization of deferred gain on disposal of businesses	3,242	3,644	6,500	7,304
Fees and other income	15,396	40	15,404	123
Total revenues	35,970	14,390	47,930	43,126
Benefits, losses and expenses:
Selling, underwriting and general expenses	32,233	27,308	50,729	55,228
Interest expense	13,778	13,776	27,556	30,841
Total benefits, losses and expenses	46,011	41,084	78,285	86,069
Segment loss before benefit for income taxes	(10,041)	(26,694)	(30,355)	(42,943)
Benefit for income taxes	(6,988)	(30,531)	(21,721)	(29,969)
Segment net (loss) income	$(3,053)	$3,837	$(8,634)	$(12,974)
For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net (Loss) Income
Segment results decreased $6,890, or 180%, to a net loss of $3,053 for Second Quarter 2015 compared with net income of $3,837 for Second Quarter 2014. The decrease was mainly attributable to a $20,753 one-time tax benefit in Second Quarter 2014 related to the conversion of the Canadian branch operations of certain U.S. companies to foreign corporate entities. Partially offsetting this item was a $9,935 (after-tax) payment received from a buyer of a previously owned subsidiary related to sharing of tax credits used by the buyer, a $2,707 (after-tax) loss on the ARIC sale and a $2,016 (after-tax) change in the estimated fair value of the net put option associated with our Iké Asistencia ("Iké") equity investment.
Total Revenues
Total revenues increased $21,580, or 150%, to $35,970 for Second Quarter 2015 compared with $14,390 for Second Quarter 2014. The increase was primarily related to a $15,285 payment received from a buyer of a previously owned subsidiary related to sharing of tax credits used by the buyer and $5,912 increase in net realized gains on investments.
Total Benefits, Losses and Expenses
Total expenses increased $4,927, or 12%, to $46,011 for Second Quarter 2015 compared with $41,084 for Second Quarter 2014. The increase was primarily due to a $4,165 loss on the ARIC sale and a $2,866 change in the estimated fair value of the net put option associated with our Iké investment mentioned above. These items were partially offset by lower employee-related benefit costs.
For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Loss
Segment net loss improved $4,340, or 33%, to $8,634 for Six Months 2015 compared with $12,974 for Six Months 2014. The improvement was primarily due to $9,935 (after-tax) payment received related to a buyer of a previously owned subsidiary mentioned above, lower employee-related benefit costs and decreased interest expense, primarily due to the previously disclosed repayment of the 2004 Senior Notes. These items were partially offset by lower net realized gains on investments and a $20,753 one-time tax benefit mentioned above.
Total Revenues
Total revenues increased $4,804, or 11%, to $47,930 for Six Months 2015 compared with $43,126 for Six Months 2014. The increase is primarily related to a $15,285 payment received from a buyer of a previously owned subsidiary mentioned above, partially offset by lower net realized gains on investments.

Total Benefits, Losses and Expenses
Total expenses decreased $7,784, or 9%, to $78,285 for Six Months 2015 compared with $86,069 for Six Months 2014. The decrease is primarily due to lower employee-related benefit costs and interest expense primarily due to the repayment of the 2004 Senior Notes with an aggregate principal amount of $500,000 on February 18, 2014.

Investments
The Company had total investments of $13,705,507 and $14,131,452 as of June 30, 2015 and December 31, 2014, respectively. Net unrealized gains on our fixed maturity portfolio decreased $267,509 during Six Months 2015, from $1,215,074 at December 31, 2014 to $947,565 at June 30, 2015. This decrease was mainly due to an increase in treasury yields and credit spreads. For more information on our investments see Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2015		December 31, 2014
Aaa / Aa / A	$6,919,770	64.5%	$7,314,208	65.0%
Baa	3,172,890	29.5%	3,255,505	28.9%
Ba	434,162	4.0%	432,203	3.8%
B and lower	219,117	2.0%	261,258	2.3%
Total	$10,745,939	100.0%	$11,263,174	100.0%
Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturity securities	$123,792	$133,075	$247,283	$263,520
Equity securities	7,594	6,941	14,805	13,575
Commercial mortgage loans on real estate	17,042	18,590	35,146	37,037
Policy loans	684	594	1,227	1,309
Short-term investments	462	16	881	580
Other investments	19,616	9,422	23,849	23,362
Cash and cash equivalents	4,414	5,216	8,495	9,121
Total investment income	173,604	173,854	331,686	348,504
Investment expenses	(5,818)	(6,346)	(11,627)	(12,938)
Net investment income	$167,786	$167,508	$320,059	$335,566
Net investment income was $167,786 for Second Quarter 2015 relatively consistent with $167,508 for Second Quarter 2014. Second quarter 2015 includes $7,897 more of investment income from real estate joint venture partnerships. Excluding the investment income from real estate joint venture partnerships, net investment income decreased $7,619, primarily reflecting lower investment yields. Net investment income decreased $15,507, or 5%, to $320,059 for Six Months 2015 compared with $335,566 for Six Months 2014. The decrease was mainly attributable to lower investment yields.
As of June 30, 2015, the Company owned $176,573 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $166,135 of municipal securities, whose credit rating was A+ with the guarantee, but which would have had a rating of A without the guarantee.
The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At June 30, 2015, approximately 2% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed income portfolio and approximately 2% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 10% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

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
As of June 30, 2015 and December 31, 2014, our collateral held under securities lending agreements, of which its use is unrestricted, was $95,291 and $95,985, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $95,289 and $95,986, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. All securities were in an unrealized gain position as of June 30, 2015. All securities with unrealized losses have been in a continuous loss position for less than 12 months as of December 31, 2014. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.
As of June 30, 2015, all of the obligation under securities agreements is invested in corporate fixed maturities, money market funds and daily repurchase agreements with a remaining contractual maturity of one year or less.
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
Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in our 2015 First Quarter Form 10-Q. Along with solvency regulations, the primary driver in determining the capital used for subsidiary dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. This in turn, could negatively affect our capital resources. During Second Quarter 2015, the Company announced that it will exit the health insurance market and is pursing the sale of the Assurant Employee Benefits segment. As a result of these announcements, A.M. Best downgraded the financial strength ratings of John Alden Insurance Company and Time Insurance Company from A- to B++ and placed them under review with negative implications. Assurant's debt rating and other financial strength ratings were unchanged. Moody's Investor Services ("Moody's") downgraded the financial strength ratings of John Alden Life Insurance Company and Time Insurance Company from Baa2 to Baa3, and revised the outlook to negative. Moody’s affirmed the Senior Debt rating of Baa2 with a stable outlook for Assurant, Inc., as well as the financial strength ratings of A2 with a stable outlook for American Security Insurance Company and American Bankers Insurance Company of Florida, and A3 with a stable outlook for American Bankers Life Assurance Company of Florida, and A3 with a developing outlook for Union Security Insurance Company.
Standard and Poor’s (“S&P”) affirmed the BBB financial strength ratings of John Alden Life Insurance Company and Time Insurance Company and revised the outlook for these subsidiaries from stable to negative. In addition, S&P placed the A-

financial strength rating of Union Security Insurance Company under CreditWatch developing as a result of the announcements. At the same time, S&P affirmed the Senior Debt rating of BBB+ with a stable outlook for Assurant, Inc., as well as the financial strength ratings of A with a stable outlook for American Bankers Insurance Company of Florida, American Bankers Life Assurance Company of Florida, American Memorial Life Insurance Company and American Security Insurance Company. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2014 Annual Report on Form 10-K. For 2015, the maximum dividends our U.S. domiciled insurance subsidiaries could pay without prior regulatory approval is approximately $476,000.

Liquidity
As of June 30, 2015, we had $458,838 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $593,525 that we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $458,838 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Cash infusions, net of dividends or returns of capital received from the subsidiaries, made by the holding company to its operating companies were $15,477 for Six Months 2015. The primary reason cash has been infused is related to the exit and disposal costs, including premium deficiency reserves, incurred with our exit from the health insurance market. In 2014, dividends, net of infusions, made to the holding company from its operating companies were $453,485, and used primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $224,336 and $295,765 during Six Months 2015 and the year ended December 31, 2014, respectively. We expect operating segment dividends, excluding Assurant Health, to exceed segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. We also expect additional infusions into Assurant Health reflecting run-off capital ratio targets, potential changes in estimates for exit-related costs, future experience on major medical policies, recoverables under Afforadable Care Act risk-mitigation programs as well as timing and amount of expense reductions during the course of the wind down.
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
We paid dividends of $0.30 per common share on June 9, 2015 to stockholders of record as of May 26, 2015. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
On November 15, 2013, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. As of December 31, 2014, there was $486,670 remaining under the total repurchase authorization. During the six months ended June 30, 2015, we repurchased 2,888,686 shares of our outstanding common stock at a cost of $183,828, exclusive of commissions. As of June 30, 2015, $302,842 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next 12 months, including the ability to pay interest on our Senior Notes and dividends on our common shares.
Retirement and Other Employee Benefits
Our qualified pension benefits plan (the “Plan”) was under-funded by $8,374 and $28,956 (based on the fair value of Plan assets compared to the projected benefit obligation) at June 30, 2015 and December 31, 2014, respectively. This equates to a 99% and 97% funded status at June 30, 2015 and December 31, 2014, respectively.
In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Six Months 2015, we contributed $10,750 in cash to the Plan. Due to the Plan's current funding status, no additional cash is expected to be contributed to the Plan over the remainder of 2015.
Commercial Paper Program
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,800 was available at June 30, 2015, due to $4,200 of outstanding letters of credit related to this program.
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
We did not use the commercial paper program during the three months ended June 30, 2015 or 2014, and there were no amounts relating to the commercial paper program outstanding at June 30, 2015 and December 31, 2014. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at June 30, 2015.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2015, we were in compliance with all covenants, minimum ratios, and thresholds.
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
Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $5,747 and $5,745 for the three months ended June 30, 2015 and 2014, respectively, and $11,493 and $11,489 for the six months ended June 30, 2015 and 2014, respectively. There was $6,635 of accrued interest at both June 30, 2015 and 2014. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.
In addition, during 2014, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.
Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $8,032 and $8,031 for the three months ended June 30, 2015 and 2014, respectively, and $16,063 and $19,352 for the six months ended June 30, 2015 and 2014, respectively. There was $12,023 of accrued interest at both June 30, 2015 and 2014. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2015	2014
Operating activities (1)	$153,417	$252,890
Investing activities	55,750	34,595
Financing activities	(230,387)	(605,799)
Net change in cash	$(21,220)	$(318,314)

____________________

(1)	Includes effect of exchange rate changes on cash and cash equivalents.
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
Net cash provided by operating activities was $153,417 and $252,890 for Six Months 2015 and Six Months 2014, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments and by amounts yet to be recovered under the 3 R’s program.
Net cash provided by investing activities was $55,750 and $34,595 for Six Months 2015 and Six Months 2014, respectively. The increase in cash provided by investing activities was primarily due to higher sales of fixed maturity securities and the sale of ARIC to Global Indemnity Group Inc. during First Quarter 2015. These increases are partially offset by changes in our short-term investments.
Net cash used in financing activities was $230,387 and $605,799 for Six Months 2015 and Six Months 2014, respectively. The cash used in financing activities was primarily due to the First Quarter 2014 repayment of $467,330 of senior debt, which represents $500,000 in principal less amounts repurchased in 2013.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2015	2014
Interest paid on debt	$27,406	$41,469
Common stock dividends	40,450	38,933
Total	$67,856	$80,402
Letters of Credit
In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $20,670 and $17,871 of letters of credit outstanding as of June 30, 2015 and December 31, 2014.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2014 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Second Quarter 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended June 30, 2015, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 15 of the Notes to Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A-Risk Factors” included in our 2014 Annual Report on Form 10-K and our 2015 First Quarter Form 10-Q. Except as set forth in the following updated risk factors, there have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K and our 2015 First Quarter Form 10-Q.
Risks Related to Our Company
 Our revenues and profits may decline if we were unable to maintain relationships with significant clients, distributors and other parties important to the success of our business.

The success of our business depends largely on our relationships and contractual arrangements with significant clients—including mortgage servicers, lenders, mobile device carriers, retailers, OEMs and others—and with brokers, agents and other parties. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, intermediaries or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected. In addition, each of our Assurant Solutions and Assurant Specialty Property segments receives a substantial portion of its revenue from a few clients. As of June 30, 2015 and December 31, 2014 no single client accounted for 10% or more of our consolidated revenue. However, a reduction in business with or the loss of one or more such clients could have a material adverse effect on the results of operations at the respective segment. Examples of important business arrangement include, at Assurant Solutions, relationships with mobile device carriers, retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive and non-exclusive relationships with certain mortgage lenders and manufactured housing lenders and property managers, and in turn we are eligible to insure properties securing loans guaranteed by or sold to government-sponsored entities (“GSEs”) and serviced by the mortgage loan servicers with whom we do business. In our lender-placed insurance business, the change in requirements for eligibility to insure properties securing loans of GSEs—and restrictions imposed by state regulators—could affect our ability to do business with certain mortgage loan servicers or the volume or profitability of such business. In addition, the transfer by mortgage servicer clients of loan portfolios to other carriers or the participation by other carriers in insuring or reinsuring lender-placed insurance risks that we have historically insured could materially reduce our revenues and profits from this business.

We are also subject to the risk that clients, distributors and other parties may face financial difficulties, reputational issues or problems with respect to their own products and services or regulatory restrictions that may lead to decreased sales of our products and services. Moreover, if one or more of our clients or distributors consolidate or align themselves with other companies, we may lose significant business, resulting in material decreases in revenues and profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

Period in 2015	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	529,100	$65.51	529,100	$452,018
February 1-28	120,000	61.07	120,000	444,691
March 1-31	645,000	61.50	645,000	405,035
April 1-30	640,000	61.20	640,000	365,878
May 1-31	472,000	64.89	472,000	335,257
June 1-30	482,586	67.19	482,586	302,841
Total	2,888,686	$63.66	2,888,686	$302,841

(1)	Shares purchased pursuant to the November 15, 2013 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 4, 2015	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: August 4, 2015	By:	/s/ CHRISTOPHER J. PAGANO
	Name:	Christopher J. Pagano
	Title:	Executive Vice President, Chief Financial Officer and Treasurer